Form 10-K
period 1995-03-31
REPLIGEN CORP
filed 1995-07-17
CIK 730272

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended March 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from .......... to ..........

                         Commission file number: 0-21700

                              REPLIGEN CORPORATION
 ...............................................................................
             (Exact name of registrant as specified in its charter)

               Delaware                                 04-2729386
 ............................................  .................................
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)

One Kendall Square, Cambridge, Massachusetts              02139
 ............................................  .................................
   (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code:  617-225-6000

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
           Title of each class                      on which registered
 ............................................  ................................

                  None                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common stock, $0.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The approximate aggregate market value, computed by reference to the closing sale price of such stock quoted on NASDAQ on June 15, 1995 was approximately $ 35,517,544.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 15, 1995: 15,358,938.

===============================================================================

                                     PART I

Item 1:      BUSINESS

    Repligen Corporation is a biopharmaceutical company engaged in the research, development and manufacture of therapeutic products for human health care. The Company has active programs in three therapeutic areas: cancer, cardiovascular conditions and immunology.

    Repligen was incorporated in May 1981. The Company's principal executive offices are located at One Kendall Square, Cambridge, Massachusetts 02139, and its telephone number is (617) 225-6000. As used herein, "Repligen" or the "Company" refers to Repligen Corporation and its wholly-owned subsidiaries, RGEN Corporation, Amira, Inc. and Repligen Development Corporation.

    Repligen's strategy for the commercialization of its product candidates is to initially target specific medical indications with defined clinical endpoints using novel therapeutics that have more than one potential clinical application. This enables the Company to pursue multiple indications concurrently with each product candidate. The Company believes this approach may increase the probability of commercial success. The Company has assembled an experienced team of senior medical, regulatory, process development, manufacturing and marketing personnel from both the biotechnology and pharmaceutical industries to manage its clinical programs and to commercialize any resulting products.


                  Repligen's Research and Development Programs

    The following table lists the potential therapeutic indications or applications for, and current status of, Repligen's products in research or development and is qualified in its entirety by reference to the more detailed descriptions elsewhere in this report.

Program            Indication/Application                              Status
- -----------------  -------------------------------------------------   ----------------------

rPF4               Heparin neutralization -- cardiac catheterization   Phase II (completed)
                   Heparin neutralization -- cardiopulmonary bypass
                        graft surgery (CABG)                           Phase I/II
                   Kaposi's sarcoma (intralesional)                    Phase II (completed)
                   Kaposi's sarcoma (systemic-IV)                      Phase I/II
                   Colon cancer                                        Phase I/II (completed)
                   Malignant melanoma/renal cell carcinoma             Phase I/II (completed)
                   Glioma (brain cancer)                               Phase I/II

m60.1/h60.1        Chronic lung inflammation                           Phase I (completed)
                   Healthy volunteer study (inflammation)              Phase I (completed)
                   Thorocoabdominal aortic aneurysm                    Phase I/II
                   Cardiopulmonary bypass surgery (CPB)                Phase I

Immune Modulation  Transplantation, autoimmune disease, gene therapy   Preclinical

Chemokine          Myeloprotection, inflammation                       Preclinical

                                 rPF4 Program

    Platelet factor-4 ("PF4") is a naturally-occurring protein which Repligen has produced using recombinant DNA technology. Repligen is conducting multiple clinical trials for recombinant PF4 ("rPF4") which the Company believes may be useful as (i) a neutralizing agent to reverse the anticoagulant effects of heparin and (ii) a therapy in the treatment of certain solid tumor cancers.

    Heparin Neutralization. The Company believes that rPF4 may restore natural coagulation which is disrupted by heparin in anticoagulated patients undergoing cardiovascular surgical procedures such as coronary artery bypass graft surgery. Heparin is an anticoagulant used to prevent blood from clotting during these cardiovascular procedures. In certain acute settings, the effects of heparin are reversed chemically with the generic drug protamine, which is widely used but has been associated with some serious side effects. These side effects, while usually mild to moderate, are occasionally serious, such as a loss of blood pressure (systemic hypotension), respiratory distress (pulmonary hypertension) or allergic reactions (anaphylaxis). Over 500,000 patients in the United States undergo open heart surgery and are treated with protamine each year. The Company believes that rPF4 may reverse the anticoagulant effects of heparin both more quickly than protamine and without its potential side effects. Repligen has a United States patent on the use of rPF4 or purified PF4 to neutralize heparin.

    Preclinical trials conducted in rats indicated that rPF4 reversed heparin without causing the systemic hypotension often associated with protamine. Repligen subsequently conducted further studies in monkeys and baboons which confirmed that rPF4 reverses heparin and is safe and effective in those animals. Because a baboon's cardiovascular system closely resembles that of a human, Repligen was able to conduct in vivo studies of the reversal of heparin in the baboon's blood following simulated cardiopulmonary bypass that provided further support that rPF4 would be safe in human bypass operations.
Subsequent ex vivo studies of human blood removed from a cardiopulmonary bypass circuit demonstrated that rPF4 neutralized heparin effectively following exposure to typical bypass conditions.

    In March 1993, the Company began a Phase I clinical trial of rPF4 in cardiac catherization patients to evaluate its safety. The results of the study were reported at the annual meeting of the American Heart Association in November 1993 and demonstrated that rPF4 safely reversed the anticoagulant effects of heparin in this patient population. Results of the study were published in the journal "Circulation" in April 1995. In November 1993, the Company initiated a double-blind, multi-center Phase II clinical trial to evaluate the efficacy of rPF4 for the reversal of the anticoagulant effects of heparin in cardiac catherization patients in comparison to protamine. As of March 31, 1995, the preliminary results of this study indicate that rPF4 is at least as safe as protamine. These safety data support continued clinical development of rPF4 for use in coronary artery bypass graft surgery. The Company initiated a Phase I/II clinical study for the use of rPF4 in cardiopulmonary bypass graft surgery patients in May 1994. This trial is expected to be completed in the second half of 1995.

    Thus far, all of the Company's clinical trials for PF4 have been conducted using a recombinant form of PF4 manufactured by Repligen in quantities sufficient for preclinical and clinical research. In order to produce rPF4 in sufficient quantities and at necessary cost levels for commercial introduction, the Company changed its manufacturing process for rPF4 which had limited the availability of rPF4 for use in clinical studies. Repligen and the United States Food and Drug Administration (the "FDA") have agreed on additional clinical studies to support this process change for a new PF4 product form. During the first quarter of 1995, the Company filed an Investigational New Drug ("IND") application for RG1001, the new PF4 product form, and initiated a safety study in healthy volunteers and a bioequivalency study in patients undergoing CABG with RG1001. These trials are expected to be completed in the second half of 1995.

    Cancer. Repligen believes that rPF4's ability to inhibit the process of new blood vessel growth (angiogenesis) represents a novel approach to inhibiting the growth of solid tumors and that rPF4 may be an effective therapy for a variety of cancers. Solid tumor development is a complex process that requires the establishment and expansion of a blood vessel network through angiogenesis. As a tumor grows beyond microscopic size, passive diffusion from neighboring tissue is no longer sufficient to meet the nutritional demands of the tumor, and direct access to capillaries or blood vessels becomes necessary. While the exact process of angiogenesis is not fully understood, it is believed that new blood vessels form in response to growth factors that stimulate endothelial cells (blood vessel lining cells). Angiogenic growth factors are released by neighboring tissues that need additional blood supply or by cancer cells. Once stimulated by these growth factors, the endothelial cells proliferate and migrate to form the framework for new capillaries and blood vessels. The inhibition of angiogenesis could be effective in suppressing the growth and development of solid tumors.

    Cancer is treated primarily with surgery, chemotherapy and radiation therapy. These treatments often fail to prevent disease progression and spread of cancer and may have serious side effects. By inhibiting the process of angiogenesis, rPF4 offers a new approach to the treatment of cancer which could be effective in treating a broad spectrum of cancers, since virtually all tumors require angiogenesis in order to survive and grow.

    In preclinical testing using several animal cancer models, Repligen has shown that the administration of rPF4 significantly inhibits the growth of solid tumors by a mechanism that is consistent with its anti-angiogenic
activity.   Repligen believes that rPF4 may also be useful in retarding the progression of Kaposi's sarcoma ("KS"), an AIDS-associated cancer which produces tumors in the skin and internal organs and affects approximately 18,000 persons in the United States. In June 1992, the Company began Phase I clinical trials of rPF4 for treatment of skin lesions of KS patients by intralesional injection. No significant adverse reactions attributable to rPF4 were reported during this safety study. In July 1993, Repligen began a Phase II clinical trial of intralesional injection in KS patients. Interim results of this study were reported at the conference of the American Society of Clinical Oncology held in May 1994. Evidence of biologic activity, and no significant adverse reactions to rPF4 were reported. A Phase I/II study to evaluate the subcutaneous administration of rPF4 in KS patients was canceled because it was duplicative to the aforementioned Phase II study. A Phase I/II clinical study of systemic (intravenous) administration of rPF4 to KS patients is in progress and is expected to be completed in the second half of 1995.

    The Company has conducted several Phase I/II clinical studies of systemic administration of rPF4 in patients with refractory solid tumors, including patients with colon carcinoma, renal cell carcinoma, and malignant melanoma. These studies demonstrated that systemic administration of the product was not associated with clinically significant adverse events. Due to the current limitation on clinical material and based on what Repligen has learned in the Phase I and Phase I/II studies being conducted with respect to Kaposi's sarcoma, colon cancer and malignant melanoma/renal cell carcinoma, Repligen now believes that it can focus on and pursue the clinical development of local administration of rPF4 for brain tumors. A Phase I/II clinical study of locally administered rPF4 in malignant glioma (brain cancer) has recently been initiated. In this study, patients with recurrent disease undergo tumor removal and a catheter is implanted into the site of the tumor bed. rPF4 is then administered directly into the tumor bed. This study is expected to be completed by the end of 1995. Repligen has been awarded two United States patents, including a patent related to the systemic administration of rPF4 to inhibit tumor growth, and has an exclusive license under four other U.S. patents related to rPF4 and derivatives thereof which may have angiogenic inhibitory activity.

    Funding for the Company's rPF4 program is being provided primarily by the Partnership. The Company granted the Partnership an exclusive, royalty-free license to certain patent rights and other technology owned or controlled by Repligen relating to rPF4 for human therapeutic use in the United States, Canada and Europe (the "Territory"), subject to Repligen's right to repurchase such patent rights and technology pursuant to terms which were agreed upon in connection with the formation of the Partnership. Partnership funding is not available to pay for Kaposi's sarcoma research, although marketing rights to rPF4 for KS have been granted to the Partnership. See "Certain Contracts - Product Development Agreement" and "Purchase Agreement."


                        Inflammation Inhibition Program

    CD11b. The Company's inflammation inhibition program, initiated in November 1990, is based on the use of monoclonal antibodies to CD11b, proteins that appear on the surface of certain white blood cells called neutrophils, to inhibit neutrophil-mediated inflammation and tissue damage. The Company has initially targeted acute inflammatory conditions such as interstitial pulmonary fibrosis (chronic lung inflammation) and thorocoabdominal aortic aneurysm. The Company believes that these diseases may serve as models for more complex diseases such as trauma, adult respiratory distress syndrome or related disorders in which over-activation of the neutrophil may lead to disease manifestations. The Company's rights with respect to the technology employed in this program are derived from licenses to issued patents.

    White blood cells, specifically neutrophils, normally protect the body from bacteria. Once activated by a bacterial infection, neutrophils bind to receptors on the endothelial cells that line the blood vessels. The neutrophils then leave the vessel and congregate in the tissue at the infection site where they eliminate bacteria by producing cytotoxic products. In the absence of a bacterial infection, neutrophils can cause injury following reperfusion, an event in which blood flow to tissue is interrupted and subsequently restored. Restricted blood flow causes a lack of oxygen for tissue adjacent to the restriction site, and neutrophil activation signals are inappropriately produced. When blood flow is restored, the site is flooded with activated neutrophils capable of damaging healthy tissue, resulting in reperfusion injury. The activated neutrophils also can create secondary blood stoppage by binding with each other and preventing complete blood flow restoration.

    Animal studies have demonstrated that antibody blocking of CD11b prevents the neutrophils from binding to the blood vessel wall and entering otherwise healthy tissue. Monoclonal antibodies to CD11b have demonstrated in animal models an ability to prevent tissue damage caused by the inappropriate white blood cell activity that occurs during tissue reperfusion.

    In June 1993, the Company began a Phase I clinical trial of its lead anti-inflammation product candidate, a murine monoclonal antibody fragment called m60.1, in patients with chronic lung inflammation. Repligen believes that m60.1 may be used as a therapeutic to inhibit the acute inflammatory response associated with organ transplantation, heart attack, adult respiratory distress syndrome and trauma-induced shock. In September 1993, the Company began a Phase I clinical trial in healthy volunteers. In November 1994, Repligen commenced a Phase I/II trial of m60.1 in thorocoabdominal aortic aneurysm patients. During 1995, clinical trials with a humanized form of the monoclonal antibody called h60.1 will begin.

    In the United States, interstitial pulmonary fibrosis affects approximately 14,000 patients annually. Nearly 90,000 patients are treated for abdominal aortic aneurysms each year and adult respiratory distress syndrome affects approximately 160,000 individuals annually.

    In May 1992, the Company entered into a research, collaboration and license agreement with Eli Lilly and Company ("Lilly") pursuant to which the Company and Lilly agreed to develop, test and market antibody-based anti-inflammatory therapeutics that have been under development at the Company, and in particular antibodies and antibody fragments that bind to CD11b. In June 1995, the Company and Lilly announced an extension of their collaboration and licensing agreement through November 1996. Under the terms of the new development and licensing agreement, Lilly will acquire responsibility for commercial manufacturing of the products developed during the collaboration. Repligen will receive significantly higher royalties on sales of any products developed under the agreement and may receive certain additional milestone payments, as set forth in the agreement.


                           Immune Modulation Program

    Repligen's immune modulation program focuses on the manipulation of costimulatory factors, molecules on the surface of certain immune system cells, to suppress or activate an immune response. Repligen and its collaborators identified B7-2, an important costimulatory factor. The Company believes that potential product candidates could block the activity of B7-2 and thus suppress unwanted immune responses following transplantation and could treat autoimmune diseases such as certain forms of multiple sclerosis, rheumatoid arthritis and diabetes. The Company expects the first clinical application for specific immune suppression will be to study the prevention of graft rejection in transplant patients. The currently available treatments are powerful drugs which prevent rejection but cause overall immune suppression, leaving recipients dangerously vulnerable to infection. The Company is also seeking other ways to manipulate the costimulatory pathway to activate an immune response, including a technology to activate production of T cells for cell replacement and a technology for gene therapy.

    In July 1993, Repligen secured exclusive, worldwide rights under four pending patent applications covering novel B7 costimulatory molecules and their methods of use. Under the terms of an agreement with Dana-Farber Cancer Institute ("Dana-Farber"), Repligen has exclusive rights, in therapeutic and prophylactic fields, to one B7-1 patent application owned by Dana-Farber and exclusive rights under three patent applications on B7-2 and related molecules that are co-owned by Dana-Farber and Repligen. Dana-Farber will receive royalties from Repligen on net sales of products commercialized under the agreement. Repligen and Dana-Farber have jointly filed patent applications on B7-2 and related molecules.


                               Chemokine Program

    Repligen is studying the family of proteins collectively called chemokines. These proteins include PF4, interleukin 8 ("IL-8"), neutrophil activating protein-2 ("NAP-2") and others, all of which are believed to play important roles in directing and controlling the functions of various cell types. The Company has identified key portions of several chemokines which are responsible for neutrophil activation, movement of neutrophils into tissues, inhibition of angiogenesis and stopping the growth of blood-forming cells. Using this information, the Company has been successful in creating novel molecules with enhanced activities which are desirable and with decreased undesirable activities. The novel molecules may have therapeutic utility in protecting blood-forming cells from the toxic effects of anti-cancer drugs, and the protein structure/function information will assist the Company in developing small organic molecules with specific therapeutic applications. Repligen has also cloned two receptors for IL-8, an important attractor and activator of certain white blood cells implicated in inappropriate immune and inflammatory processes. The Company is seeking to develop antagonists to the IL-8 receptor. Such antagonists may have a beneficial effect in a variety of acute and chronic inflammatory disorders, including asthma and rheumatoid arthritis.

    To search for IL-8 receptor antagonists, Repligen used the cloned receptors to develop a drug screening assay that is now being used to screen libraries of chemical compounds. Preclinical data indicate that IL-8 and related molecules may have direct utility in the treatment of asthma. The Company plans to study the effects of IL-8 on asthma symptoms in animal models of this disease.


                              Terminated Programs

    Small Molecule (AM285) Program. Repligen had been developing small molecules as novel therapeutics for cancer, viral diseases and other medical conditions. These therapeutic agents are designed to regulate the means by which energy is utilized within cells during tumor growth or viral infection. In order for these diseases to progress, affected cells require more efficient energy utilization than is needed for normal cell activity. Repligen believes that regulating the use of energy in affected cells, therefore, will inhibit tumor growth and viral replication. The energy that fuels a highly specialized cell's metabolism is provided in part by the action of an enzyme called creatine kinase ("CK"). A number of small molecules that regulate CK have been synthesized and shown to inhibit viral replication and cancer cell growth in preclinical animal models. From this group of compounds, AM285 had been selected as Repligen's lead small molecule product candidate. In June 1994, the Company was awarded two United States patents related to the use of AM285 and related small molecules as therapeutics for cancer and viral diseases.

    In July 1994, the Company elected to discontinue this program in order to focus its limited financial resources on other programs. The Company is actively seeking a partner to license this technology.

    HIV Vaccine Program. In June 1993, the Company initiated a Phase I human clinical trial of its lead AIDS product candidate, RP400c, a peptide-based therapeutic vaccine that may slow or block the progression of viral infection in individuals who are HIV- infected. The selected vaccine candidate is a subunit vaccine based on the V3 loop, a small segment of the HIV envelope protein, that Repligen discovered was the principal neutralizing determinant of the virus. The therapeutic vaccine program is based upon the Company's discovery that antibodies capable of neutralizing the virus can be produced in response to the V3 loop. In July 1994, the Company elected to discontinue this program in order to focus its limited financial resources on other programs.


                              Commercial Products

    Recombinant Protein A. Protein A is a naturally occurring molecule in bacteria which has the ability to bind tightly to certain classes of antibodies. The Company has developed and produces recombinant Protein A ("rProtein A") in sufficient quantity and of sufficient quality to be used in the commercial production of purified antibodies.

    The development, manufacture and marketing of rProtein A has been funded and conducted by Repligen without the assistance of a commercial partner. Repligen sells rProtein A directly and through distributors, including Itochu Techno Chemical, Ltd. (Japan), Kem-En-Tec (Denmark), Pelichem A.G. (Switzerland), Atlas Bioscan Ltd. (United Kingdom), Tarom Applied Technology (Israel) and Inter Medico (Canada).

    In August 1991, the United States Patent and Trademark Office (the "PTO") ruled in favor of Repligen in an interference proceeding with Pharmacia AB involving competing patent applications for rProtein A. A cross-licensing agreement between the Company and Pharmacia AB with respect to rProtein A remains in effect. Repligen has now been awarded patents covering rProtein A in the United States, Europe and Canada. In addition, the Company has been awarded patents in the United States covering a modified version of Protein A.

    Diagnostic Reagents. Repligen is selling reagents that are used in diagnostic test kits. These test kits are used to detect the presence of antibodies circulating in the blood stream. The Company does not intend to become a kit manufacturer.


                               Certain Contracts

    Lilly Agreement. On May 15, 1992, the Company and Lilly entered into a Research, Collaboration and License agreement (the "Lilly Agreement"), whereby the Company granted Lilly the exclusive license to use and sell products utilizing antibodies, antibody fragments and engineered polypeptides that bind to CD11b. Lilly received exclusive, worldwide marketing and sales rights for products resulting from the collaboration. Repligen retained manufacturing rights for any products produced under the Lilly Agreement. Marketing and sales rights for certain other products resulting from the collaboration will be available to Repligen.

    Under the terms of the agreement, Lilly paid the Company $3,250,000 for past research and development and $500,000 for the grant of the license. In addition, subject to Lilly's right to terminate the agreement upon six months notice, Lilly will pay the Company certain amounts for research and development pertaining to CD11b performed by the Company through February 1995. If the Company attains certain milestones, Lilly is obligated to make additional payments to the Company. The Company also will receive royalties from Lilly based on sales of any products developed under the agreement. In conjunction with this agreement, Lilly paid the Company $4,000,000 for the purchase of 283,286 shares of the Company's common stock. During the fiscal year ended March 31, 1995, the Company recognized $6,262,000 of revenue (approximately 37% of the Company's total revenue) pursuant to the Lilly Agreement.

    In June 1995, the Company and Lilly announced an extension of their collaboration and licensing agreement through November 1996. Under the terms of the new development and licensing agreement, Lilly will acquire responsibility for commercial manufacturing of the products developed during the collaboration. Repligen will receive significantly higher royalties on sales of any products developed under the agreement and may receive certain additional milestone payments, as set forth in the agreement.

    Product Development Agreement. In February 1992, the Partnership sold 900 units of limited partnership interest with aggregate gross proceeds to the Partnership of approximately $45 million. A wholly-owned subsidiary of the Company, Repligen Development Corporation, serves as the general partner of the Partnership (the "General Partner"). Each unit of limited partnership interest was sold for $50,000 and entitled the investor to receive 2,900 warrants to purchase shares of the Company's common stock.

    In connection with the organization of the Partnership, the Company and the Partnership entered into a certain Product Development Agreement, dated February 28, 1992 (the "Product Development Agreement"). Pursuant to the terms of the Product Development Agreement, the Company granted to the Partnership an exclusive, royalty-free license to certain patent rights and other technology owned or controlled by the Company relating to the manufacture, use and sale of rPF4-related products covered by such agreement (the "Products"). The license granted to the Partnership is limited to Background Technology (as defined in the Product Development Agreement) necessary or materially useful for the development and commercialization of Products for human therapeutic use in the Territory (the "Field of Activity").

    The Product Development Agreement requires the Company, to the extent permitted by Partnership funds, to use its best efforts to perform the research and development necessary to engage in the Field of Activity (the "Research Program") and seek to obtain approval from the FDA for the sale of products that may be developed utilizing the licensed technology. The Partnership is required to reimburse the Company for its research and development expenses on behalf of the Partnership, plus a management fee of ten percent (10%) of such expenses. If at any time the Partnership's funds (or any additional funds provided by the Company) shall have been expended and no FDA marketing approval shall have been received for the sale by or on behalf of the Partnership of any Product in the Field of Activity, the General Partner will determine the amount of additional funds required by the Partnership in the upcoming year, and the Company will have the right to contribute such funds to the Partnership. Any such contribution will not result in dilution of the limited partners' interest in the Partnership. During the fiscal year ended March 31, 1995, the Company recorded revenue from the Partnership in the aggregate of $4,902,000, consisting of (i) research and development expenditure reimbursement of $4,352,000 and (ii) management fees of $550,000 pursuant to the Product Development Agreement.

    The Company has agreed to use its best efforts to manufacture and market the Products in the Field of Activity directly or through third parties in the Territory (the "Marketing Program"). The Company will have the right but not the obligation to bring patent infringement actions against third parties that infringe any of the Partnership's rights with respect to the Technology. The Company will pay all expenses incurred in connection with such infringement action, subject to a limited right of reimbursement by the Partnership.

    Prior to the end of each quarter of each year, commencing on June 30, 1992, the General Partner will review the progress of the Research Program and the Marketing Program during the preceding three-month period to determine whether the continuation of all or any part thereof is in the best interests of the limited partners of the Partnership. If at any time the Board of Directors of the General Partner determines that the Research Program is infeasible or uneconomic and should be discontinued with respect to all Products, or if the Board of Directors of the General Partner determines not to contribute the additional funds to the Partnership which are determined by the General Partner to be required when all Partnership funds have been expended and no FDA marketing approval has been received for the sale of any Product in the Field of Activity, the Product Development Agreement and the Purchase Option (as defined below under "Purchase Agreement") will terminate.

    In order for the Company to fulfill its obligations under the Product Development Agreement, the Partnership granted to Repligen an exclusive royalty-bearing right and license (the "Interim License") to make, use, modify and improve the Technology within the Field of Activity. Upon the first marketing approval of rPF4 by the FDA, the Partnership will receive a payment equal to twenty percent (20%) of the aggregate capital contributions of all limited partners payable at the Company's option in cash or in Common Stock (the "Milestone Payment"). During the term of the Interim License, the Partnership will receive royalty payments within 60 days after the end of each calendar quarter based on sales by Repligen, initially equal to 12.85% of Net Revenues on any sales of rPF4 (the "Interim License Payments"). Such payments may be reduced if sales in Europe are made through sublicensees or other third parties. "Net Revenues" is defined as the proceeds from sales in the Territory of rPF4 or any product used, or having regulatory approval for use, in lieu of rPF4, or obviating the use of rPF4 (a "Competitive Product") received by the Company, any affiliate of the Company or any licensee or sublicensee of the Company (excluding sales to any Affiliate, licensee or sublicensee for resale), less certain trade discounts, allowances, taxes and commissions. The Interim License will terminate if Repligen does not exercise the Purchase Option, but royalties on sales of competitive products will be payable until the fifth anniversary of the expiration or termination of the Purchase Option.

    Purchase Agreement. Also in connection with the organization of the Partnership, the Company and the Partnership entered into a certain Purchase Agreement, dated February 28, 1992 (the "Purchase Agreement"). Under the terms of the Purchase Agreement, each of the limited partners of the Partnership granted the Company an irrevocable option (the "Purchase Option") to purchase its interest in the Partnership. The Purchase Option is exercisable only if all interests are to be purchased and such option is exercised by sending a notice to all limited partners on a date during the forty-five day period commencing on the date which is the earlier of (i) the date which is the later of the last day of the first month in which the Partnership shall have received Interim License Payments equal to fifteen percent (15%) of the limited partners' capital contributions (excluding the Milestone Payment) and the last day of the twenty-fourth month period after the date of the Company's first commercial sale of any Product within the Field of Activity and (ii) the last day of the forty-eighth month after the date of such first commercial sale.

    The Purchase Option will terminate upon the occurrence of any of the following termination events: (i) the bankruptcy of the Company, (ii) the cessation of operations by the Company, (iii) the seizure or attachment of all or a substantial part of the Company's assets or (iv) the termination of the Product Development Agreement. In addition, the Purchase Option will terminate upon the earlier of (i) the Company's notice to the Partnership and the limited partners that it does not intend to exercise the Purchase Option or (ii) the expiration unexercised of the Purchase Option. Upon any such termination, the Partnership will be free to license or sell the Technology.

    If the Company exercises the Purchase Option, the Company will pay to each limited partner an advance payment of $40,000 per interest plus certain royalty payments, both of which are payable in the manner described below.
If, however, a limited partner elects pursuant to the Purchase Agreement to receive one fixed payment of Common Stock in full satisfaction of his right to receive the payments described in the preceding sentence, the Company shall pay to such limited partner 2,750 shares of Common Stock per Unit (the "Fixed Share Payment") subject to appropriate adjustments in the event of stock splits, stock dividends, recapitalizations, mergers and similar appropriate adjustments, less the amount which the Class B Limited Partner of the Partnership will be entitled to receive, as described below. The Fixed Share Payment for each Class A Limited Partnership Interest will be reduced by the number of shares (the "Fixed Share Class B Threshold Amount") equal to the quotient the numerator of which is (x) five percent (5%) of the amount which all distributions with respect to such interest plus the value of the aggregate Fixed Share Payment have exceeded $50,000 (unless Payout (as defined in subparagraph 4.1.1 of the Partnership Agreement) has occurred under the Partnership Agreement, in which case five percent (5%) of the value of the aggregate Fixed Share Payment shall be the numerator) and the denominator of which is (y) the average closing price per share of the Common Stock for the 15 trading days immediately preceding the fifth trading day prior to the purchase date. The advance payment may be paid, at the Company's option, in
(i) cash or (ii) Common Stock in an amount equal to the number of shares of Common Stock obtained by dividing $40,000 by ninety-five percent (95%) of the average closing price per share of Common Stock for the 15 trading days immediately preceding the fifth trading day prior to the date the Purchase Option is exercised (subject to adjustments as aforesaid).

    Under the terms of the Purchase Agreement, the Company agreed that it will, on or prior to the date that it exercises the Purchase Option, register under the Securities Act of 1933, as amended, all shares of Common Stock to be delivered to Investors under the Purchase Agreement. Shares of Common Stock may be used to make the advance payment only if they are then listed on a national securities exchange or quoted on the Nasdaq National Market System.

    In addition to the advance payment described above, but subject to the limitations stated below, each Class A Limited Partner that has not elected to receive the Fixed Share Payment will receive quarterly payments equal to such Class A Limited Partner's pro rata portion (based on the ratio that such Class A Limited Partner's capital contribution to the Partnership bears to the aggregate capital contributions of (i) all limited partners or (ii) after the Class B Threshold Date (as defined below), all Class A Limited Partners) of twelve percent and 85/100 percent (12.85%) of revenues on sales of Products in the Field of Activity; provided that such payments may be reduced if such sales in Europe are made through sublicensees or other third parties. After each Class A Limited Partner has received payments pursuant to the Purchase Agreement aggregating seven hundred percent (700%) of its capital contribution, such royalties will be reduced to seventy-five percent (75%) of the amounts stated above, and after each such Class A Limited Partner has received payment pursuant to the Purchase Agreement aggregating one thousand percent (1,000%) of its capital contribution, such royalties will be reduced to thirty-three and one-third percent (33 1/3%) of the amount stated above. Beginning with the first day (the "Class B Threshold Date") of the calendar quarter following the calendar quarter by the end of which each Class A Limited Partner will have received distributions pursuant to the Partnership Agreement and the Purchase Agreement in an aggregate amount equal to or greater than $50,000 for each Unit (or $25,000 for each half Unit) owned by such Class A Limited Partner, the Class A Limited Partners will receive only ninety-five percent (95%) of the above royalties. Such royalties will terminate on the last day of the calendar quarter in which the eleventh anniversary of the Purchase Date occurs (the "Cut-Off Date"). Under the terms of the registration statement filed in March 1994 (see "1994 Exchange Offer") the holders of Limited Partner Warrants and Class B Warrants had the option to exchange their existing warrants for new warrants with an exercise price reduced from $22.73 to $9.00. In addition, the initial royalty rate will be reduced from 12.85% to 9.00% and the warrant exercise period will be extended for one year, until March 31, 2000. Acceptance of this offer constituted an agreement to amend the Purchase Agreement. In March 1995, Repligen offered to modify the Existing Warrants and Exchange Warrants for those Limited Partners who made all their installment payments (see "1995 Warrant Modification Offer").

    If the Company exercises the Purchase Option, the Class B Limited Partner will receive (i) a number of shares of Common Stock equal to 5,500 multiplied by the percentage of Class A Limited Partnership Interests being purchased with Fixed Share Payments, (ii) the number of additional shares of Common Stock equal to the Fixed Share Class B Threshold Amount (as defined above) multiplied by the number of Class A Limited Partnership Interests being purchased with Fixed Share Payments and (iii) an amount equal to the following amounts multiplied by the percentage of Class A Limited Partnership Interests not being purchased with Fixed Share Payments: A) an advance payment of $80,000, payable in cash or stock in the same manner as described above for Class A Limited Partners not receiving Fixed Share Payments, and (B) quarterly payments equal to (x) prior to the Class B Threshold Date, the Class B Limited Partner's pro rata portion (based on the ratio that the Class B Limited Partner's capital contribution bears to the aggregate capital contributions of all limited partners) of the royalties described in the preceding paragraph and (y) beginning with the Class B Threshold Date and ending with the Cut-Off Date, five percent (5%) of all such royalties.

    The Purchase Agreement provides that, at any time after the Company has purchased the interests, the Company will have the right to make offers to pay cash or other consideration in satisfaction of its outstanding royalty payment obligations under the Purchase Agreement. If at any time Class A Limited Partners holding at least sixty-six and two-thirds percent (66 2/3%) in value of the interests of all former Class A Limited Partners who are receiving royalty payments ("Class A Royalty Payment Recipients") shall have accepted the terms of any such offer, the Company will have the right, for 60 days after the date on which such Class A Royalty Payment Recipients have indicated acceptance, to prepay its obligations to all such Class A Royalty Payment Recipients. Such prepayment will be on the terms of the most recent offer accepted by such Class A Royalty Payment Recipients.

    The Company also agreed to use its best efforts to manufacture Products and to sell the Products for use in the Field of Activity or, if the Company determines that such manufacture and sale is not commercially practicable, it will use its best efforts to license or sell the Technology to a third party.

    The Company is not permitted to assign, delegate or transfer its rights under the Purchase Agreement (with certain exceptions) without the prior written consent of (i) sixty-six and two-thirds percent (66 2/3%) of the Class A Limited Partners from whom the Company has purchased the Class A Interests for which the Company shall not have made all payments required to be made pursuant to the Purchase Agreement and (ii) the Class B Limited Partner, which consent shall not be unreasonably withheld. The Partnership Agreement provides for the allocation among the limited partners of any proceeds resulting from the assignment, delegation or transfer of the Company's rights under the Purchase Agreement. The limited partners are not permitted to assign, transfer, or sell their rights under the Purchase Agreement without the prior written consent of the Company, which consent may be withheld in the Company's absolute discretion, except that (i) the Limited Partners may assign the Common Stock delivered to them pursuant to the Purchase Agreement and
(ii) the Class B Limited Partner may assign its rights to any present or former officer(s) or director(s) of PaineWebber Development Corporation.

    1994 Exchange Offer. In June 1994, Repligen completed an exchange offer pursuant to which the Company offered to the holders (the "warrantholders") of Limited Partner Warrants and Class B Warrants the opportunity to exchange their existing warrants (the "Existing Warrants") for newly issued warrants (the "Exchange Warrants"). Warrantholders holding warrants to purchase approximately 2,069,150 shares of Repligen's common stock accepted the exchange offer. The principal effects of acceptance of the exchange offer are
(i) the exercise price under the Exchange Warrants is $9.00 per share instead of $22.73 per share under the Existing Warrants but will increase to $14.00 per share 90 days after the Company notifies the warrantholders that the closing price of Repligen's common stock is equal to or exceeds $18.00 per share for any 20 out of 30 consecutive trading days; (ii) an extension by one year in the exercise period of the Exchange Warrants to March 31, 2000, instead of March 31, 1999 for the Existing Warrants; and (iii) a reduction in the royalty rate during the Royalty Period, as defined, to 9.00% of net revenue from any sales of rPF4 instead of 12.85% of such net revenues as currently provided for in the Purchase Agreement. Acceptance of the exchange offer resulted in pro rata reductions in certain other royalties and amended the Purchase Agreement between Repligen and each exchanging warrantholder.
The Company believes that the reduction in royalties payable under the Purchase Agreement will facilitate its ability to fund rPF4 development costs through the negotiation of joint venture or other collaboration arrangements relating to rPF4 with third parties.

    1995 Warrant Modification Offer. In March 1995, Repligen offered to modify the Existing Warrants and Exchange Warrants as follows for those Limited Partners who made all their installment payments:


    Existing Warrants:

    * Existing Warrants were modified to reduce the exercise price from $22.73 per share to $9.00 per share;

    *    the exercise period was extended by one year to March 31, 2000; and

    * the exercise price will increase to $14.00 per share 90 days after Repligen notifies holders of Existing Warrants that the closing price of Repligen's common stock is equal to or exceeds $18.00 per share for 20 out of 30 consecutive trading days.


    Exchange Warrants:

    * Exchange Warrants were modified to reduce the exercise price from $9.00 per share to $2.50 per share for 1,000 shares and $3.50 per share for 1,900 shares for each full Unit;

    *    the exercise period was extended by one year to March 31, 2001; and

    * the exercise price will increase to $8.00 per share 90 days after Repligen notifies holders of Exchange Warrants that the closing price of Repligen's common stock is equal to or exceeds $12.00 per share for 20 out of 30 consecutive trading days.

    Each holder of an outstanding warrant who made the fourth installment payment is free to accept or reject these modifications. As of June 9, 1995, 601 of the 811 non-defaulted Class A Units had accepted the modifications. Included in the operating loss for fiscal years 1995, 1994 and 1993 is $1,150,000, $1,345,000 and $854,000, respectively, of amortization of the aggregate value of the Existing Warrants and Exchange Warrants. The remaining unamortized value of all warrants outstanding will be amortized in full during the Company's fiscal year ending March 31, 1996. There will not be a corresponding reduction in the respective royalty rates as a result of these modifications.

    Dana-Farber Agreement. In July 1993, Repligen secured exclusive, worldwide rights under pending patent applications covering novel B7 costimulatory molecules from Dana-Farber. Under the terms of the agreement with Dana-Farber, Repligen has exclusive rights to B7-1 patent applications owned by Dana-Farber in therapeutic and prophylactic fields. Repligen and Dana-Farber have jointly filed patent applications on B7-2 and related molecules. Dana-Farber will receive royalties from Repligen on net sales of products commercialized under the agreement.


                   Patents, Licenses and Proprietary Rights

    The Company seeks to protect its products and technologies under United States and international patent laws and other intellectual property laws. As of March 31, 1995, Repligen has been awarded approximately 75 patents in the United States and foreign countries. In addition, the Company has licenses and rights to obtain licenses (many of which are, or, if options are exercised, will be, exclusive licenses) under patents and patent applications which have been filed by its institutional collaborators.

    In April 1993, the United States Patent and Trademark Office (the "PTO") issued Repligen a patent covering the use of PF4 and rPF4 to neutralize heparin. In February 1994, the PTO issued Repligen a patent for the systemic administration of rPF4 to inhibit tumor growth in patients with metastatic cancer. Patent applications have been filed by Repligen for these uses in Canada, Europe and Japan and certain other uses of rPF4 in the United States, Canada, Europe and Japan. See "Description of the Business of the Company - rPF4 Program". In June 1994, the Company was awarded two United States patents covering the use of AM285 and other related small molecules, one for the treatment of viral infections and the other for inhibition of tumor growth.

    In November 1990, the Company entered into an exclusive, worldwide license agreement with the University of Michigan under two issued U.S. patents and corresponding foreign patent applications covering the use of monoclonal antibodies capable of blocking CD11b to inhibit inflammation. In January 1991, the Company entered into an exclusive, worldwide license agreement with the Fred Hutchinson Cancer Research Center for a hybridoma cell line designated as 60.1 that secretes a monoclonal antibody capable of specifically binding to the CD11b antigen. In July 1991, the Company obtained from Boston University exclusive, royalty-bearing worldwide rights to certain patent applications and technology related to Interleukin-8 receptor polypeptides.
In September 1991, Kabi Pharmacia AB licensed to the Company on an exclusive basis a U.S. patent relating to the use of anti-CD11b and anti-CD18 antibodies in reperfusion therapy. In May 1992, Repligen obtained from the University of Michigan exclusive, royalty-bearing worldwide rights to certain patent applications covering methods of immune modulation involving the B7/CD28 pathway. In September 1992, Rockefeller University licensed to the Company on an exclusive, worldwide basis certain patent applications related to a synthetic multiple antigen peptide system which could be used to develop AIDS vaccines. One of the patent applications licensed from Rockefeller University was issued a United States patent in July 1993. In April 1995, Repligen notified Rockefeller University it was terminating the license agreement. In September 1992, Repligen's wholly-owned subsidiary, Amira, Inc., obtained from the University of Connecticut exclusive, royalty-bearing rights under an issued United States patent covering the use of cyclocreatine to treat ischemia in muscle tissue. In July 1993, Repligen secured exclusive, worldwide rights under pending patent applications covering novel B7 costimulatory molecules from Dana-Farber. In July 1993, the Company secured exclusive worldwide rights from Bristol-Myers Squibb under an issued U.S. patent and pending foreign patent applications relating to the use of PF4 to inhibit the growth and proliferation of neoplastic cells.

    In addition, the Company has entered into a non-exclusive license agreement with Stanford University for use of basic recombinant DNA technology which is purportedly covered by three issued patents (the Cohen-Boyer patents) belonging to Stanford University. In February 1992, the Company entered into a license agreement with Texas A&M University for use of a patent covering basic recombinant baculovirus expression vector systems ("BEVS") and methods for the introduction and expression of heterologous genes in cultured insect cells using BEVS. In addition, the Company has entered into a sublicense agreement with Cambridge BioScience Corporation for the use of certain patents pending or issued to the Harvard School of Public Health relating to gp120 and gp160. The Company also has acquired license rights to a Kabi Pharmacia AB patent covering methods for immobilization of Protein A for purification of immunoglobulins.

    All of the above licenses, with the exception of the Bristol-Myers Squibb license and the Fred Hutchinson Cancer Research Center license, are subject to the payment of royalties by Repligen.

    It is not known how the PTO or a court will resolve issues that may arise relating to the validity, scope and inventorship of patents owned by, or licensed by, the Company. In general, the patent position of biotechnology firms is highly uncertain and involves complex legal, scientific and factual questions. Issues remain as to whether patent applications of the type made by, or licensed by, the Company will ultimately be granted as well as to the ultimate degree of protection or commercial benefit that will be afforded to Repligen by any patents issuing from such applications. There can be no assurance that any patents issued to, or licensed by, the Company will not be infringed or circumvented by others or will provide any commercial benefit to the Company.

    The Company's products and processes might conflict with patents that have been or may be granted to competitors, universities or others. Issues may arise with respect to claims of others to rights in the Company's patents or patent applications. As the biotechnology industry expands and more patents are issued, the risk increases that the Company's processes and products may give rise to claims that they infringe the patents of others. Such other person could bring legal actions against Repligen or its commercial partners claiming damages and seeking to enjoin them from manufacturing, marketing and clinically testing the affected product or process. If any such action were successful, in addition to any potential liability for damages, Repligen or its commercial partners could be required to obtain a license in order to continue to manufacture or market the affected product or to use the affected process. No assurance can be given that Repligen or its commercial partners could prevail in any such action or that any license required under any such patent would be made available or, if available, would be available on acceptable terms. Repligen expects that there may be significant litigation in the industry regarding patent and other intellectual property rights and that such litigation could consume substantial resources.

    The Company requires all employees, members of the Scientific Advisory Board, members of the Clinical Advisory Board, consultants and commercial partners to agree to keep the Company's proprietary information confidential. There can be no assurance, however, that these agreements will be honored.


                                  Competition

    Repligen is engaged in a business characterized by extensive research efforts, rapid developments and intense competition. Competition can only be expected to increase in the future. Repligen competes with specialized biotechnology companies and large pharmaceutical companies, many of which have more capital, more extensive research and development capabilities and greater marketing and human resources than the Company.

    With respect to the cancer and heparin reversal product candidates which the Company is developing on behalf of the Partnership, Repligen is not aware of any other efforts to develop rPF4 for therapeutic use. However, several competitors in the pharmaceutical and biopharmaceutical industries have substantial research programs underway in oncology utilizing a broad spectrum of therapeutic approaches, including monoclonal antibody-, antisense-, and
gene therapy-based technologies.   Repligen is aware of a compound, heparinase
I, in Phase I clinical study for post-surgical reversal of heparin. However, several substitutes for heparin itself which may have anticoagulant applications are currently under development which would not be reversible by either rPF4 or protamine. There may be other angiogenesis inhibitors and heparin neutralizers of which Repligen is unaware.

    There are numerous competitors in the development of anti-inflammatory molecules. At this time, it is impossible to determine which approach, if any, currently being pursued will ultimately become successful, and consequently, any one of Repligen's competitors has the potential to develop a successful approach to inflammation inhibition. However, the Company believes that its multiple approaches to the inhibition of inflammation are unique and prosecutable by patents and may give the Company a potential competitive advantage in this market.


                             Government Regulation

    The Company's business activities are subject to extensive regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, the Company's activities are subject to rigorous regulation by the FDA, and other Federal, state and local agencies governing, among other things, research and development activities and the testing, manufacturing, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's current products and any products which may be developed by the Company and its commercial partners. Further, additional government regulation may be established which could affect regulatory approval of the Company's products.

    The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes (i) preclinical laboratory and animal tests, (ii) submission to the FDA of an Investigational New Drug ("IND") application, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended indication, (iv) submission to the FDA of a New Drug Application ("NDA") with respect to drugs and a Product License Application ("PLA") with respect to biologics and (v) FDA approval of the NDA or PLA prior to any commercial sale or shipment of the drug or biologic. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered or licensed by the FDA. Domestic manufacturing establishments are subject to inspections by the FDA and by other Federal, state and local agencies and must comply with FDA good manufacturing practices ("GMP") as appropriate for production.

    Clinical trials are typically conducted in three sequential phases, which may overlap. In Phase I, the initial introduction of the drug to humans, the drug is tested for safety (adverse effects), dosage tolerance, mechanism of action and metabolism. Phase II involves studies in a limited patient population to (i) evaluate the effectiveness of the drug for specific targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical effectiveness and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products subject to such testing.

    The process of completing clinical testing and obtaining FDA approval for a new human drug or biologic is likely to take a number of years and require the expenditure of substantial resources. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA may require post-marketing testing and surveillance programs to monitor the drug's efficacy and side effects. Results of these post-marketing programs may prevent or limit the further marketing of the products.

    Repligen's commercial partners are generally responsible for funding and managing regulatory compliance necessary to commercialize their products incorporating Repligen's products. The Company is responsible for funding and managing regulatory compliance necessary for any products manufactured and supplied by it. There can be no assurance that required regulatory approvals for processes or products containing Company products will be sought or obtained, that significant delays will not be encountered or that substantial expenses will not be incurred.


                               Product Liability

    The manufacturing, testing and marketing of products entails an inherent risk of product liability. While the Company has taken and will continue to take what it believes are adequate precautions, there can be no assurance that it will avoid significant product liability exposure. The Company maintains limited product liability insurance. There can be no assurance that adequate insurance coverage will be available at acceptable costs, if at all, to cover potential liability claims. An inability to obtain insurance at acceptable costs or to otherwise protect against potential product liability claims could inhibit or prevent the commercialization of products developed by the Company. The obligation to pay any product liability claim or recall could have a material adverse effect on the business or financial condition of the Company.


                                   Employees

    On March 31, 1995, the Company had 104 full-time employees. Of the 104 employees, 82 were engaged in research and development, operations and production and 22 in administrative and marketing functions. Doctoral degrees are held by 22 of the Company's full-time employees.


Item 2:      DESCRIPTION OF PROPERTY

    The Company's principal executive offices, primary research facilities and microbial production pilot plant are located at One Kendall Square in Cambridge, Massachusetts. The Company's facilities at One Kendall Square in Cambridge currently occupies approximately 97,000 square feet containing 20 research laboratories, an animal facility, an on-site cell culture/virology facility (including a BL-3 containment area), a pilot production facility meeting GMP for the production of clinical materials and office space for both scientific and administrative purposes. The Company's 44,600 square foot cell culture and purification facility is located in Needham Heights, Massachusetts. Approximately 25,000 square feet of this facility consisting primarily of laboratory and office space have been subleased to T Cell Sciences, Inc. The 10,500 square feet of laboratory space located at 83 Rogers Street, Cambridge, Massachusetts formerly occupied by Amira has been subleased to BIODEVELOPMENT Laboratories, Inc.

    The Company has available production capabilities for microbial fermentation and purification in Cambridge. This intermediate stage production facility has provided the Company's ability to produce clinical grade materials in compliance with GMP. Prior to the commercial manufacture and sale of any products currently being developed by it, the Company will need to either engage a contract manufacturer or construct additional manufacturing facilities and obtain appropriate licenses for such facilities from regulatory authorities, including the FDA.


Item 3:      LEGAL PROCEEDINGS

    Not applicable.


Item 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company through solicitation of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 1995.

                                    PART II

Item 5:      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS

                              Market Information

    The Company's Common Stock is traded on the Nasdaq National Market System under the symbol RGEN. The following table sets forth for the periods indicated the high and low sale prices for the Common Stock as reported by NASDAQ.


Fiscal 1994:                                          High         Low
- ---------------------------------------------------   -----------  ----------

First Quarter                                         $  7 3/4     $ 5 1/2
Second Quarter                                           7 1/4       6
Third Quarter                                           10 1/2       6
Fourth Quarter                                           8           5


Fiscal 1995:                                          High         Low
- ---------------------------------------------------   -----------  ----------

First Quarter                                         $  6         $ 3 1/4
Second Quarter                                           4 1/8       2 1/8
Third Quarter                                            3 3/8       1 5/8
Fourth Quarter                                           3 1/8       1 5/8


    On June 15, 1995, the reported closing price of the Common Stock as reported by NASDAQ was $2 5/16 per share.


                                 Stockholders

    As of June 15, 1995, there were approximately 1,220 stockholders of record of the Company's common stock.


                                   Dividends

    The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

Item 6:      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                    Years Ended March 31,
                                                  ----------------------------------------------------------
                                                     1995        1994        1993        1992        1991
                                                  ----------  ----------  ----------  ----------  ----------
                                                           (In thousands, except per share amounts)


Operating Statement Data:
  Revenues:
    Research and development:                     $  10,988    $ 19,392    $ 21,444    $  6,658    $ 6,564
    Product                                           3,885       4,947       2,113       1,998      1,026
    Investment and other                              2,069       2,494       3,765       3,003      2,659
                                                  ----------  ----------  ----------  ----------  ----------
                                                     16,942      26,833      27,322      11,659     10,249
                                                  ----------  ----------  ----------  ----------  ----------

Costs and expenses:
  Research and development                           31,012      35,919      30,705      13,741     11,696
  Cost of goods sold                                  1,535       3,933       1,194         865        344
  Selling, general and administrative                 4,673       6,206       6,710       4,064      3,922
  Interest                                              372         312          --          --          1
  Restructuring charge                               11,300          --          --          --         --
  Charge for acquired research and development            --         --          --       5,764         --
                                                  ----------  ----------  ----------  ----------  ----------
                                                     48,892      46,370      38,609      24,434     15,963
                                                  ----------  ----------  ----------  ----------  ----------

  Net loss                                        $ (31,950)   $(19,537)   $(11,287)   $(12,775)  $ (5,714)
                                                  ==========  ==========  ==========  ========== ==========

Net loss per common share                         $   (2.08)   $  (1.53)   $  (0.93)   $  (1.14)  $  (0.63)
                                                  ==========  ==========  ==========  ========== ==========

Weighted average common shares outstanding           15,356      12,788      12,085      11,218      9,048
                                                  ==========  ==========  ==========  ========== ==========

                                                                           March 31,
                                                  ----------------------------------------------------------
                                                      1995        1994        1993        1992       1991
                                                  ----------  ----------  ----------  ----------  ----------
                                                                         (In thousands)


Balance Sheet Data: <F1>
  Cash and investments <F2>                       $  15,302    $ 29,215    $ 40,090    $ 38,685   $ 30,089
  Total assets                                       31,330      59,611      63,483      54,191     37,051
  Long-term debt                                         --          --       4,620          --         --
  Accumulated deficit                              (111,520)    (79,570)    (60,033)    (48,745)   (35,971)
  Stockholders' equity                               15,576      46,737      48,877      50,937     33,791



- ---------------

<F1>     No dividends were declared or paid during any of the periods presented.
<F2>     Includes long-term investment securities of $  -- , $  -- , $4,591,000, $7,329,000 and $7,526,000,
         respectively.



Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Repligen is a biopharmaceutical company engaged in the research, development and manufacture of therapeutic products for human health care. A substantial portion of the Company's revenues and expenses is associated with research and development activities conducted in collaboration with commercial partners and Repligen Clinical Partners, L.P. (the "Partnership"). The Company also devotes significant resources to the research and development of proprietary products and scale-up of research and manufacturing facilities.
In addition, the Company receives income from its investments and through the sale of products that are manufactured by the Company. The Company has incurred cumulative operating losses since its inception in 1981. As of March 31, 1995, its accumulated deficit was $111,520,000. The Company anticipates that without additional financing in calendar 1995 or early 1996 from either an offering by Repligen of its securities, from a third party funding, or the merger of Repligen with or the acquisition of Repligen by an entity capable of funding its operations, Repligen will be forced to curtail or cease its operations.


Results of operations


    Fiscal Year Ended March 31, 1995 Versus Fiscal Year Ended March 31, 1994

    Revenues. Total revenues for fiscal 1995 were $16,942,000 as compared to $26,833,000 in fiscal 1994, a decrease of $9,891,000. Research and development revenues for fiscal 1995 decreased by $8,403,000 or 43% from fiscal 1994 levels. This decrease reflects reduced product development funding from Lilly with respect to the Company's inflammation inhibition (m60.1/h60.1) program and from the Partnership with respect to rPF4. The decrease in funding from Lilly in fiscal 1995 was caused by a decrease in the need for process development, preclinical research and manufacturing activity as the product under development has entered phase I/II trials. Revenues recognized under the Lilly agreement totaled $6,262,000 in fiscal 1995. The decrease in funding from the Partnership reflects a decrease in billings based on lower levels of research activity and the decision of Repligen management to fund a greater portion of the program out of its own cash reserves in order to preserve the funds available of the Partnership. Research and development revenues recognized under the rPF4 program totaled $4,352,000 in fiscal 1995. In fiscal 1995, Repligen financed approximately $1,641,000 of the program with its own funds through absorption of such expenditures.

    Product revenues for fiscal 1995 were $3,885,000 compared to $4,947,000 in fiscal 1994. The decrease of $1,062,000 or 21% was due to reductions in product sales volume and contract manufacturing revenues resulting from a supply arrangement obtained as part of the Company's acquisition of certain assets from Abbott Biotech, Inc. in May 1992.

    Investment income increased by $44,000 from fiscal 1994 levels due to higher interest rates, offset in part by lower average funds available for investment in fiscal 1995. Other revenues for the fiscal 1995 period decreased by $469,000 from the comparable fiscal 1994 period due primarily to a decrease in management fees received from the Partnership.

    Expenses. During fiscal 1995, the Company substantially restructured its operations in an effort to reduce its current rate of expenditures and preserve its available cash and investment balances. In the second quarter, the Company recorded a charge of $975,000 to cover severance costs and related benefits, as well as certain rental losses associated with the sublease of certain facilities. During the fourth quarter, the Company recorded a charge of $10,325,000 to cover severance costs and related benefits, rental losses associated with the sublease of certain facilities, the write-off of certain leasehold improvements, equipment and intangible assets which will no longer be utilized and to reserve for future operating lease payments for equipment which will also no longer be utilized. The restructurings were done in order to reorganize certain business operations and the Company's senior management team to focus on the clinical development of certain lead product candidates. The total restructuring charge of $11,300,000 included cash related expenditures of $6,545,000 and a non-cash charge of $4,755,000. The cash related expenditures consist of $2,035,000 of severance and related benefits for approximately 140 terminated employees, $3,250,000 of future operating lease payments for assets no longer being utilized, $940,000 of rental losses associated with the sublease of surplus lab and office space, and $320,000 of contract termination fees. Approximately $1,076,000 of these expenses were paid during fiscal 1995 with the majority of the balance expected to be paid during fiscal 1996. The non-cash charge related to leasehold improvements, equipment and other intangibles no longer being utilized. See Note 2 of Notes to Consolidated Financial Statements.

    Research and development expenses for fiscal 1995 decreased by $4,907,000, or 14%, from fiscal 1994 levels. The decrease in expenses reflects decreased development activities, lower expenditures for clinical trials and the Company's efforts to reduce costs and to focus its resources on the clinical development of its two lead product candidates. The Company continues to be committed to its research and development agreements with the Partnership and Lilly and to moving these product candidates through clinical trials.

    Cost of goods sold for fiscal 1995 decreased by $2,398,000 from the prior fiscal year due primarily to decreased contract manufacturing revenues in fiscal 1995. Cost of goods sold in fiscal 1995 were 40% of product revenues versus 79% of product revenues for fiscal 1994. The decrease in this percentage is the result of a change in product mix between fiscal years and is attributable to higher margins experienced on contract manufactured products shipped in fiscal 1995 which had been partly reserved in fiscal 1994 due to uncertainty in future shipments.

    Selling, general and administrative expenses for fiscal 1995 decreased $1,533,000 from fiscal 1994 due primarily to decreases in administrative personnel and related expenses as part of the Company's cost reduction efforts. Interest expense for fiscal 1995 reflects interest incurred by the Company on its term loan with a bank and the increase from the comparable fiscal 1994 period reflects increased interest rates.

    Fiscal Year Ended March 31, 1994 Versus Fiscal Year Ended March 31, 1993

    Revenues. Total revenues for fiscal 1994 were $26,833,000 as compared to $27,322,000 in fiscal 1993, a decrease of $489,000. Research and development revenues for fiscal 1994 increased by $1,698,000 or 10% from fiscal 1993 levels after exclusion of a one-time payment of $3,750,000 received in May 1992 from Eli Lilly and Company (Lilly) . This increase reflects product development funding from the Partnership with respect to rPF4 and from Lilly with respect to the Company's inflammation inhibition program. The increase in funding from the Partnership and Lilly for fiscal 1994 is partially offset by the lack of any research and development revenues from a supply agreement with Abbott Laboratories that was completed in September 1992. Revenues recognized under this agreement totaled $1,847,000 in fiscal 1993.

    Product revenues for fiscal 1994 were $4,947,000 compared to $2,113,000 in fiscal 1993. The increase of $2,834,000 or 134% is due to changes in product sales volume and the timing of contract manufacturing revenues resulting from a supply arrangement obtained as part of the Company's acquisition of certain assets from Abbott Biotech, Inc. in May 1992.

    Investment income decreased by $595,000 from fiscal 1993 levels due to lower average funds available for investment and lower interest rates. Other revenues for the fiscal 1994 period decreased by $675,000 from the comparable fiscal 1993 period due primarily to the sale of the Company's 40% equity share in Repligen Sandoz Research Corporation (RSRC) for $1,000,000 which was recorded in fiscal 1993.

    Expenses. Research and development expenses for fiscal 1994 increased $5,213,000, or 17%, from fiscal 1993 levels. The increased expenses reflect increased development activities and greater expenditures for clinical trials. This increase also reflects the Company's continued commitment to its research and development agreements with the Partnership and Lilly and to moving product candidates through clinical trials.

    Cost of goods sold for fiscal 1994 increased $2,739,000 from the prior fiscal year due primarily to increased contract manufacturing revenues in fiscal 1994. Cost of goods sold in fiscal 1994 were 79% of product revenues versus 56% of product revenues for fiscal 1993. The increase in this percentage is the result of a change in product mix between fiscal year periods and is attributable to lower margins experienced on contract manufactured products.

    Selling, general and administrative expenses for fiscal 1994 decreased $503,000 from fiscal 1993 due primarily to decreases in legal expenses, relocation and recruitment costs and certain occupancy expenses. Interest expense for fiscal 1994 reflects interest incurred by the Company on its term loan with a bank.


Capital Resources and Liquidity

    The Company's total cash, cash equivalents and marketable securities decreased to $15,302,000 at March 31, 1995 from $29,215,000 at March 31, 1994, a decline of $13,913,000, or 48%. This decrease is due in part to net losses during the period of $31,950,000, offset primarily from noncash related charges of $7,357,000 of depreciation and restructuring related charges, reductions in receivables of $5,894,000 and an increase in accruals of $4,483,000 which relates primarily to deferred restructuring related costs.

Working capital decreased to $9,070,000 at March 31, 1995 from $32,517,000 at March 31, 1994, reflecting primarily the loss for fiscal 1995.

    The Company has funded operations primarily with cash derived from sales of its equity securities, research and development contracts, product sales, investment income, proceeds from a term loan with a bank, the sale of the Company's share of a joint venture and leasing of certain equipment. In May 1992, the Company sold 283,286 shares of common stock pursuant to an agreement with Lilly, which resulted in gross proceeds to the Company of $4,000,000.
The Company also entered into a research and development agreement with Lilly which provided $6,262,000, $7,790,000 and $9,822,000 in research funding in fiscal 1995, 1994 and 1993, respectively. In June 1995, the collaboration and licensing agreement with Lilly was extended through November 1996. In December 1992, the Company sold 320,000 shares of its common stock pursuant to an agreement with Sandoz Pharma Ltd. which resulted in gross proceeds to the Company of $4,000,000. The Company also sold its 40% equity interest in RSRC to Sandoz Corporation for $1,000,000 in December 1992.

    The Company is receiving research and development funding from the Partnership pursuant to the Product Development Agreement. The Company recognized $4,352,000, $10,762,000 and $6,832,000 of such funding as revenue in fiscal 1995, 1994 and 1993, respectively. In 1993, the Partnership also paid Repligen a one-time nonrefundable fee of $1,750,000 as reimbursement for research and development related to the technology developed by Repligen prior to the formation of the Partnership. Repligen anticipates that it will need approximately $60,000,000 to complete the remainder of the rPF4 Research Program, to obtain all FDA and other regulatory approvals and to commence sales of any rPF4 Products. Although the Company's working capital and capital requirements may change, the Company estimates that it has funds sufficient to continue the rPF4 Research Program and its other current operations until at least March 31, 1996, based on the receipt, as at June 9, 1995, of $10,811,000 in aggregate payments by the Limited Partners of their fourth installment on their Investor Notes and assuming no additional payments are made. Thus, without additional financing in calendar 1995 or early 1996 from either an offering by Repligen of its securities, from third party funding, or the merger of Repligen with or the acquisition of Repligen by an entity capable of funding the rPF4 Research Program, Repligen and the Partnership will not have sufficient funding to complete the rPF4 Research Program and Repligen will be forced to curtail or cease its operations. In the event that Repligen is unable to continue the rPF4 Research Program on behalf of the Partnership, it is obligated under the Purchase Agreement to use its best efforts to license or sell the Technology to a third party. Given the current market for biotechnology securities, Repligen does not believe that an offering of its securities sufficient in aggregate amount to fund the remainder of the rPF4 Research Program is currently feasible. Repligen is currently at the preliminary stages of discussing with various pharmaceutical companies a joint venture pursuant to which such pharmaceutical company would fund the remaining rPF4 Research Program along with Repligen and together they would manufacture and market any rPF4 Products. Because such discussions are at a preliminary stage, the terms of any such joint venture are not known.
Any such third party may seek to modify the Product Development Agreement and/or the Purchase Agreement, possibly including a reduction in the royalty rates payable to the Limited Partners under such agreements. Any such amendment would require the consent of the Limited Partners. In addition, any such third party may require that the Partnership be a party to any such joint venture agreement, which may also require the consent of the Limited Partners.

    The General Partner periodically reviews the progress of the Partnership's research program to determine whether the continuation of all or any part thereof is in the best interest of the Limited Partners of the Partnership. If at any time the Board of Directors determines that such research is infeasible or uneconomic and should be discontinued or otherwise determines that the program should be discontinued, or if the Board of Directors of the Company determines not to contribute the additional funds to the Partnership which are determined to be required when all Partnership funds have been expended and no FDA marketing approval has been received for any product developed by the Partnership, the Product Development Agreement will terminate. The Company believes that rPF4 may be useful (i) as a neutralizing agent to reverse the anticoagulant effects of heparin and (ii) as a therapy in the treatment of certain solid tumor cancers. Repligen is committed to the rPF4 development program and intends to finance it with third party funding and Repligen's and the Partnership's remaining funds.

    Repligen has entered into certain operating lease agreements which require the Company to maintain certain restrictive covenants. The Company was not in compliance with certain of these covenants at March 31, 1995 and anticipates that it will not meet these financial covenants during 1996, resulting in all future payments under these leases being immediately payable. As of March 31, 1995, $5,720,000 was due on these operating leases, of which $3,250,000 was included in the accrued restructuring charge.

    In March 1993, the Company entered into an unsecured term loan agreement with a bank whereby the bank loaned the Company $4,620,000 at such bank's base rate plus one-half of one percent. The loan matured in May 1995 and was subsequently paid in full. In addition, the Company has a $4,000,000 unsecured demand line of credit with a bank which was unused at March 31, 1995. This line of credit expires on June 30, 1995. The applicable interest rate on such line of credit, if used, is at such bank's base rate.

    Capital expenditures for fiscal 1995 and 1994 were $556,000 and $3,804,000, respectively. These expenditures were partially financed through equipment operating leases that provided $363,000 and $1,127,000 of operating lease financing in fiscal 1995 and 1994, respectively. The capital expenditures in fiscal 1995 and 1994 primarily reflect the purchase of research, development and manufacturing equipment.

    In connection with the acquisition of Amira in November 1991, the Company may in the future be required to pay up to an additional $5,250,000 in shares of the Company's Common Stock upon the achievement of certain product development milestones by Amira or upon the sale or licensing of the technology acquired in its acquisition of Amira.

Item 8:      FINANCIAL STATEMENTS

                             REPLIGEN CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page

Report of Independent Public Accountants                                     29

Consolidated Financial Statements:

    Consolidated Balance Sheets at March 31, 1995 and 1994                   30

    Consolidated Statements of Operations for Years
         Ended March 31, 1995, 1994 and 1993                                 32

    Consolidated Statements of Stockholders' Equity for Years
         Ended March 31, 1995, 1994 and 1993                                 33

    Consolidated Statements of Cash Flows for Years
         Ended March 31, 1995, 1994 and 1993                                 34

Notes to Consolidated Financial Statements                                   36

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Repligen Corporation:

    We have audited the accompanying consolidated balance sheets of Repligen Corporation (a Delaware corporation) and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repligen Corporation and subsidiaries as of March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.


                                      /s/ ARTHUR ANDERSEN LLP
                                      ARTHUR ANDERSEN LLP

Boston, Massachusetts
May 17, 1995 (except with respect
to the matters discussed in Notes
12 and 13 as to which the date
is June 9, 1995)

                                            REPLIGEN CORPORATION
                                         CONSOLIDATED BALANCE SHEETS
                                                                                         March 31,
                                                                              -------------------------------
                                                                                    1995             1994
                                                                              --------------   --------------
                                                   ASSETS

Current assets:
    Cash and cash equivalents                                                 $  13,821,387    $  27,655,061
    Marketable securities                                                         1,480,712        1,560,392
    Accounts receivable, less reserves
         of $300,000 and $205,000, respectively                                   1,686,902        2,626,048
    Amounts due from affiliate                                                      962,361        5,917,504
    Inventories                                                                   1,213,379        1,310,335
    Note receivable from affiliate                                                4,620,000        4,620,000
    Prepaid expenses and other current assets                                     1,039,197        1,702,610
                                                                              --------------   --------------
         Total current assets                                                    24,823,938       45,391,950

Property, plant and equipment, at cost:
    Leasehold improvements                                                       11,801,854       11,745,756
    Equipment                                                                     7,625,094        7,491,980
    Furniture and fixtures                                                          869,590          865,541
                                                                              --------------   --------------
                                                                                 20,296,538       20,103,277

         Less -- accumulated depreciation and amortization                       15,312,326        8,330,551
                                                                              --------------   --------------
                                                                                  4,984,212       11,772,726
Restricted cash                                                                   1,000,000        1,000,000
Other assets, net                                                                   521,803        1,446,660
                                                                              --------------   --------------
                                                                              $  31,329,953    $  59,611,336
                                                                              ==============   ==============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $   1,221,277    $   2,025,858
    Accrued expenses and other                                                    9,709,292        5,226,018
    Unearned income                                                                 203,000        1,002,740
    Term loan payable to a bank                                                   4,620,000        4,620,000
                                                                              --------------   --------------
         Total current liabilities                                               15,753,569       12,874,616

Commitments and contingencies (Notes 2, 9, 10 and 13)
Stockholders' equity:
Preferred stock, $.01 par value -- authorized --
     5,000,000 shares -- outstanding -- none                                             --               --
Common stock, $.01 par value -- authorized --
     30,000,000 shares -- outstanding -- 15,357,030
           shares and 15,302,675 shares
           at March 31, 1995 and 1994, respectively                                 153,570          153,027
Additional paid-in capital                                                      126,942,925      126,153,487


Accumulated deficit                                                            (111,520,111)     (79,569,794)
                                                                              --------------   --------------
         Total stockholders' equity                                              15,576,384       46,736,720
                                                                              --------------   --------------

                                                                              $  31,329,953    $  59,611,336
                                                                              ==============   ==============

           The accompanying notes are an integral part of these consolidated financial statements.


                                            REPLIGEN CORPORATION
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                           Years Ended March 31,
                                                              -----------------------------------------------
                                                                   1995             1994             1993
                                                             --------------   --------------   --------------
Revenues:
    Research and development                                   $10,988,567      $19,391,977     $ 21,444,153
    Product                                                      3,884,642        4,946,893        2,113,252
    Investment income                                            1,424,558        1,380,672        1,976,019
    Other                                                          644,548        1,113,152        1,788,457
                                                             --------------   --------------   --------------
                                                                16,942,315       26,832,694       27,321,881
                                                             --------------   --------------   --------------

Costs and expenses:
    Research and development                                    31,011,893       35,918,605       30,705,537
    Cost of goods sold                                           1,535,026        3,932,732        1,193,698
    Selling, general and administrative                          4,673,580        6,206,511        6,709,895
    Interest                                                       372,133          312,007               --
    Restructuring charge                                        11,300,000               --               --
                                                             --------------   --------------  --------------
                                                                48,892,632       46,369,855       38,609,130
                                                             --------------   --------------  --------------

Net loss                                                      $(31,950,317)    $(19,537,161)    $(11,287,249)
                                                             ==============   ==============   ==============

Net loss per common share                                     $      (2.08)    $      (1.53)    $      (0.93)
                                                             ==============   ==============   ==============

Weighted average common shares outstanding                      15,356,136       12,788,406       12,084,937
                                                             ==============   ==============   ==============


           The accompanying notes are an integral part of these consolidated financial statements.


                                            REPLIGEN CORPORATION
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   Common Stock
                                        ---------------------------------
                                            Number of                          Additional       Accumulated
                                             Shares           Par Value     Paid-in Capital        Deficit
                                        ---------------   ---------------   ---------------   ---------------

Balance, March 31, 1992                      11,751,277          $117,513       $99,565,199     $(48,745,384)
    Net loss                                         --                --                --
    (11,287,249)
    Exercise of stock options                    14,454               145           103,296                --
    Contribution of common stock
      to ESOP                                    31,058               310           294,741                --
    Sale of common stock, net of
      issuance costs of $25,707                 603,286             6,033         7,968,260                --
    Issuance of warrants in
      connection with
      Repligen Clinical Partners, L.P.               --                --           853,925                --
                                        ---------------   ---------------   ---------------   ---------------

Balance, March 31, 1993                      12,400,075           124,001       108,785,421      (60,032,633)
    Net loss                                         --                --                --      (19,537,161)
    Exercise of stock options                    27,600               276           138,714                --
    Sale of common stock, net of
      issuance costs of $302,034 and
      underwriters' commissions               2,875,000            28,750        15,884,216                --
    Issuance of warrants in
      connection with
      Repligen Clinical Partners, L.P.               --                --         1,345,136                --
                                        ---------------   ---------------   ---------------   ---------------

Balance, March 31, 1994                      15,302,675           153,027       126,153,487      (79,569,794)
    Net loss                                         --                --                --      (31,950,317)
    Contribution of common stock
      to ESOP                                    54,355               543           373,140                --
    Issuance of warrants in
      connection with
      Repligen Clinical Partners, L.P.,
      net of exchange warrants costs
      of $733,613                                    --                --           416,298                --
                                        ---------------   ---------------   ---------------   ---------------

Balance, March 31, 1995                      15,357,030          $153,570      $126,942,925    $(111,520,111)
                                        ===============   ===============   ===============   ===============


           The accompanying notes are an integral part of these consolidated financial statements.


                                            REPLIGEN CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                       Years Ended March 31,
                                                          ---------------------------------------------------
                                                                1995              1994              1993
                                                          ---------------   ---------------   ---------------

Cash flows from operating activities:
  Net loss                                                  $(31,950,317)     $(19,537,161)     $(11,287,249)
  Adjustments to reconcile net loss to net cash used in
      operating activities --
    Depreciation and amortization                              2,602,182         2,362,587         1,726,443
    Contribution of common stock to ESOP                         373,683                --           295,051
    Equity in earnings of joint venture                               --                --           (47,115)
    Equity in net loss of an affiliate                            65,766           138,709           112,199
    Restructuring charge associated with the
       write-off of leasehold improvements,
       equipment and other intangibles                         4,754,593                --                --
  Changes in assets and liabilities
    Accounts receivable                                          939,146        (1,510,362)          132,895
    Amounts due from affiliates                                4,955,143        (4,845,753)        1,521,008
    Inventories                                                   96,956           601,088        (1,498,874)
    Prepaid expenses and other current assets                    663,413          (286,918)          414,866
    Accounts payable                                            (804,581)       (2,024,345)        3,523,368
    Accrued expenses and other                                 4,483,274           745,825         1,753,271
    Unearned income                                             (799,740)         (453,432)        1,456,172
                                                          ---------------   ---------------   ---------------

      Net cash used in operating activities                  (14,620,482)      (24,809,762)       (1,897,965)
                                                          ---------------   ---------------   ---------------

Cash flows from investing activities:
  Decrease (increase) in marketable securities                    79,680         3,382,349        (4,942,736)
  Decrease in investment securities                                   --         4,591,063         2,738,321
  Increase in restricted cash                                         --                --        (1,000,000)
  Purchase of Abbott Biotech, Inc. assets --
  Property, plant and equipment                                       --                --        (5,455,346)
  Intangible assets                                                   --                --          (600,000)
  Purchases of property, plant and equipment, net               (556,174)       (3,804,404)      (12,138,320)
  Decrease (increase) in other assets                            484,091          (199,633)          552,600
                                                          ---------------   ---------------   ---------------

      Net cash (used in) provided by investing activities          7,597         3,969,375       (20,845,481)
                                                          ---------------   ---------------   ---------------

Cash flows from financing activities:
  Proceeds from sales of common stock and issuance of
    warrants, net of issuance costs and commissions              416,298        16,812,092         8,931,659
  Proceeds from long-term debt                                        --                --         4,620,000
  Proceeds from leasing transactions                             362,913         1,126,951         8,392,798
                                                          ---------------   ---------------   ---------------

      Net cash provided by financing activities                  779,211        17,939,043        21,944,457
                                                          ---------------   ---------------   ---------------



Net decrease in cash and cash equivalents                    (13,833,674)       (2,901,344)         (798,989)
Cash and cash equivalents, beginning of year                  27,655,061        30,556,405        31,355,394
                                                          ---------------   ---------------   ---------------
Cash and cash equivalents, end of year                      $ 13,821,387      $ 27,655,061      $ 30,556,405
                                                          ===============   ===============   ===============
Supplemental disclosure of cash flow information:
Cash paid for interest                                      $    372,133      $    312,007      $         --
                                                          ===============   ===============   ===============

           The accompanying notes are an integral part of these consolidated financial statements.


                             REPLIGEN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Operations and Significant Accounting Policies

    Repligen Corporation (the "Company") is a biopharmaceutical company engaged in the research, development and manufacture of therapeutic products for human health care. The Company's product development programs are primarily focused on three therapeutic areas: cancer, cardiovascular conditions and immunology.

    The Company has incurred significant operating losses since inception and is currently undergoing a major restructuring of its operations (see Note 2). The Company anticipates that without additional financing in calendar 1995 or early 1996 from either an offering by the Company of its securities, from a third party funding, or the merger of the Company with or the acquisition of the Company by an entity capable of funding its operations, the Company will be forced to curtail or cease its operations.

    The accompanying consolidated financial statements reflect the application of certain accounting policies described in this note and elsewhere in the accompanying notes to consolidated financial statements.


Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.


Revenue Recognition

    Substantially all of the Company's research and development revenues are derived from collaborative arrangements. Research and development revenue is recognized as earned under cost plus fixed-fee contracts, or on a straight-line basis over the development contract, which approximates when work is performed and costs are incurred. In addition, under certain contracts, the Company recognizes research and development revenues as milestones are achieved. Unearned income represents amounts received prior to recognition of revenue. Research and development expenses in the accompanying consolidated statements of operations include funded and unfunded expenses. See Note 12 for a discussion of research and development agreements.

    The Company recognizes revenue related to product sales upon shipment of the product.

    Other revenue includes the management fee received from Repligen Clinical Partners, L.P. The management fee revenue is recognized as earned. Also included in other revenue for the year ended March 31, 1993 are $1,000,000 of the proceeds from the Company's sale of its interest in Repligen Sandoz Research Corporation ("RSRC") and a $260,000 dividend declared by RSRC.

Depreciation and Amortization

    The Company provides for depreciation and amortization by charges to operations in amounts estimated to allocate the cost of fixed assets over their estimated useful lives, on a straight-line basis, as follows:


Description              Life
- ----------------------   -----------------------------------------------------

Equipment                5 years
Furniture and fixtures   5-7 years
Leasehold improvements   Shorter of term of the lease or estimated useful life



Marketable Securities

    The Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No.115") effective March 31, 1994. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity." These securities include cash, cash equivalents and corporate bonds with maturities of less than one year. The held-to-maturity securities are reported at amortized cost, which approximates fair market value at March 31, 1995 and 1994. Securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as "available-for-sale" securities. These securities consist of collateralized mortgage obligations with average maturities in excess of 10 years. The Company also carries these investments at amortized cost, which approximates fair market value at March 31, 1995 and 1994. The estimated fair market value of marketable securities is based primarily on market quotations.


Net Loss Per Common Share

    Primary net loss per common share has been computed by dividing net loss by the weighted average number of shares outstanding during the period.
Common stock equivalents have not been included for any period, as the amounts would be antidilutive. Fully diluted net loss per common share has not been presented for any period, as the amounts would not differ from primary net loss per common share.


Post-retirement Benefits

    The Company has no obligation for post-retirement benefits.


Reclassifications

    The Company has reclassified certain prior year information to conform with the current year's presentation.

2.  Restructuring Charge

    During fiscal 1995, the Company substantially restructured its operations in an effort to reduce its current rate of expenditures and preserve its available cash and investment balances. In the second quarter, the Company recorded a charge of $975,000 to cover severance costs and related benefits, as well as certain rental losses associated with the sublease of certain facilities. During the fourth quarter, the Company recorded a charge of $10,325,000 to cover severance costs and related benefits, certain rental losses associated with the sublease of certain facilities, the write-off of certain leasehold improvements, equipment and other intangible assets that will no longer be utilized and to reserve for future operating lease payments for equipment that will also no longer be utilized. The restructurings were done in order to reorganize certain business operations and its senior management team to focus on the clinical development of certain lead product candidates. The detail of the total restructuring charge is as follows:

                                                                  Amount (000s)
                                                                  -------------

Severance and related benefits for
    approximately 140 terminated employees                            $ 2,035

Reserve for future operating lease payments
    for assets no longer being utilized                                 3,250

Reserve for rental losses associated with
    the sublease of surplus lab and office space                          940

Contract termination fees                                                 320
                                                                  -------------

Cash related expenditures                                               6,545

Write-off of leasehold improvements, equipment
    and other intangibles no longer being utilized                      4,755
                                                                  -------------

                                                                      $11,300
                                                                  =============

    As of March 31, 1995, approximately $1,076,000 of the severance costs, benefit costs and contract termination fees have been paid. The balance is anticipated to be paid over the following six months. The future operating lease payments and facility rent is scheduled to be paid as follows:

                                                             Amounts (000s)
                                                         ---------------------
Fiscal Year                                              Equipment    Facility
                                                           Leases      Leases
- ------------------------------------------------------   ---------   ---------

1996                                                       $ 1,310      $  642
1997                                                         1,260         298
1998                                                           680          --
                                                         ---------   ---------
                                                           $ 3,250      $  940
                                                         =========   =========


    These amounts have been recognized as a current liability as of March 31, 1995 due to the anticipated default during fiscal 1996 on certain financial covenants required to be maintained under the equipment leases (see Note 10) and the Company's intended negotiations with facilities' lessors for early lease termination.


3.  Acquisition of Assets from Abbott Biotech, Inc.

    In May 1992, the Company acquired substantially all of the fixed assets of a cell culture and purification facility from Abbott Biotech, Inc. ("Abbott Biotech"), a wholly owned subsidiary of Abbott Laboratories. The total purchase price of approximately $6,000,000 consisted of $5,800,000 in cash and acquisition costs of approximately $200,000. The Company acquired fixed assets and certain technology and intangible assets owned by Abbott Biotech. The purchase price has been allocated to the assets acquired based on the fair value of the assets at the time of acquisition. Intangible assets were fully amortized at March 31, 1995 (see Note 2).


4.  Cash Equivalents and Marketable Securities

    The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at March 31, 1995 are $10,821,000 of money market funds and $3,000,000 of bank time deposits. Cash equivalents at March 31, 1994 include $20,927,000 of money market funds, $1,800,000 of bank time deposits and $1,496,000 of banker's acceptances. Investments with a maturity period of greater than three months are classified as marketable securities and consist of $984,000 of corporate bonds and $497,000 of collateralized mortgage obligations at March 31, 1995 and consisted of collateralized mortgage obligations on March 31, 1994.

5.  Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                              March 31,
                                                      ------------------------
                                                         1995         1994
                                                      -----------  -----------

Raw materials and work-in-process...................  $   240,044  $   848,648
Finished goods......................................      973,335      461,687
                                                      -----------  -----------
    Total...........................................  $ 1,213,379  $ 1,310,335
                                                      ===========  ===========


    Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead. Included in inventories at March 31, 1994 is approximately $420,000 of inventories manufactured under a supply arrangement obtained as part of the Company's acquisition of certain assets from Abbott Biotech. At March 31, 1995 this supply arrangement is no longer in place and thus there were no inventories held for the arrangement.


6.  Accrued Expenses and Other

                                                              March 31,
                                                      ------------------------
                                                         1995         1994
                                                      -----------  -----------

Restructuring charges...............................  $ 5,468,656  $        --
Payroll and payroll-related costs...................    1,709,831    2,166,138
Professional and consulting fees....................    1,607,047    1,694,884
Other accrued expenses..............................      923,758    1,364,996
                                                      -----------  -----------
    Total...........................................  $ 9,709,292  $ 5,226,018
                                                      ===========  ===========


    Accrued expenses and other consisted of the following:


7.  Income Taxes

    The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." At March 31, 1995, the Company had net operating loss carryforwards for income tax purposes of approximately $71,900,000. The Company also had available tax credit carryforwards of approximately $4,940,000 at March 31, 1995 to reduce future federal income taxes, if any. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

    The net operating loss carryforwards and tax credit carryforwards expire approximately as follows:


Expiration Date                           Net Operating         Tax Credit
                                        Loss Carryforwards    Carryforwards
                                        ------------------  ------------------

1997..................................  $    200,000        $    17,000
1998..................................       300,000             11,000
1999..................................       400,000             32,000
2000..................................     1,000,000            104,000
2001..................................     1,300,000            109,000
2002-2010.............................    68,700,000          4,667,000
                                        ------------------  ------------------
    Total.............................  $ 71,900,000        $ 4,940,000
                                        ==================  ==================


    The components of the deferred tax amounts, carryforwards and the valuation allowance are approximately as follows:

                                                           March 31,
                                                    --------------------------
                                                       1995          1994
                                                    ------------  ------------

Temporary differences.............................  $10,100,000   $ 5,100,000
Operating loss carryforwards......................   28,800,000    22,400,000
Tax credit carryforwards..........................    4,900,000     4,400,000
                                                    ------------  ------------
                                                     43,800,000    31,900,000
Valuation allowance...............................  (43,800,000)  (31,900,000)
                                                    ------------  ------------

                                                    $        --   $        --
                                                    ============  ============


    A valuation allowance has been provided, as it is uncertain if the Company will realize the deferred tax asset. The increase in the valuation allowance during the year ended March 31, 1995 was primarily the result of the current year operations.

8.  Term Loan and Line of Credit

    In March 1993, the Company entered into an unsecured term loan agreement with a bank whereby the bank loaned the Company $4,620,000. Interest accrues at the bank's base rate (9.0% at March 31, 1995) plus one-half of one percent and is payable quarterly in arrears. The loan, originally scheduled to mature in March 1995, was extended to May 1995 and was subsequently paid in full.

    The Company has a $4,000,000 unsecured demand line of credit with a bank, bearing interest at the bank's base rate, which expires on June 30, 1995. There were no amounts outstanding under the line of credit at March 31, 1995 and 1994.


9.  Common Stock

    At March 31, 1995, common stock reserved for issuance was as follows:


Reserved for                                                          Shares
- ----------------------------------------------------------------  ------------

Incentive and nonqualified stock option plans                        3,358,263
Warrants granted in connection with the Repligen Clinical
  Partners, L.P. offering (see Notes 12 and 13)                      2,446,050
Fixed Shared Payments related to Repligen Clinical Partners, L.P.    2,230,250
                                                                   -----------
                                                                     8,034,563
                                                                   ===========


    In addition, the Company must, at all times, have the number of shares reserved, which would be issuable upon the achievement of certain milestones, under the Amira, Inc. acquisition as discussed in Note 10 (3,111,111 shares as of March 31, 1995).

    During February 1994, the Company sold 2,875,000 shares of its common stock in a public offering with net proceeds to the Company of approximately $15,913,000. During fiscal 1993, the Company sold 320,000 shares of its common stock in a private placement for $4,000,000.


10. Commitments

Leases

    The Company leases its office, research and manufacturing facilities and certain equipment under operating lease arrangements. During October 1992, the Company entered into an operating lease arrangement involving the sale and leaseback of substantially all of the assets of its cell culture and purification facility which were purchased from Abbott Biotech in May 1992. During the period from December 1992 through March 1995, the Company entered into additional operating lease arrangements involving the sale and leaseback of certain equipment at its Cambridge and Needham facilities. The Company received aggregate proceeds of approximately $363,000, $1,127,000 and $8,393,000 from these sale and leaseback transactions during fiscal 1995, 1994 and 1993, respectively. Certain of the lease arrangements require that the Company maintain certain restrictive covenants, including cash and cash equivalent balances of not less than $12,000,000 and certain financial ratios. In addition, one of the lease arrangements requires that the Company maintain $1,000,000 of restricted cash in an escrow account. The Company was not in compliance with certain of these covenants at March 31, 1995 and anticipates that it will not meet these financial covenants during fiscal 1996, resulting in all future payments under these equipment leases being immediately payable.

    Obligations under these and other noncancellable operating leases, exclusive of those discussed in Note 2, as of March 31, 1995, exclusive of those accrued as part of the restructuring charge discussed in Note 2, are approximately as follows:


Year ending March 31             Facilities        Equipment         Total
- -----------------------------  --------------   --------------  --------------

1996                              $ 2,539,000       $1,118,000     $ 3,657,000
1997                                2,273,000        1,057,000       3,330,000
1998                                2,640,000          232,000       2,872,000
1999                                2,504,000           63,000       2,567,000
2000                                2,491,000               --       2,491,000
Thereafter                          3,521,000               --       3,521,000
                               --------------   --------------  --------------
Total minimum lease payments      $15,968,000       $2,470,000     $18,438,000
                               ==============   ==============  ==============


    Rent expense charged to operations under operating leases was approximately $5,926,000, $6,091,000 and $4,296,000 for the years ended March 31, 1995, 1994 and 1993, respectively.


Stock

    In connection with the November 1991 acquisition of Amira, Inc., the Company is required to issue up to $5,250,000 of its common stock in the event that certain performance milestones are met or upon the sale or licensing of the technology acquired. As of March 31, 1995, no performance milestones had been achieved.


11. Employee Stock Ownership and Stock Option Plans

    The Company maintains a qualified employee stock ownership plan ("ESOP") with a plan year ending on December 31. Under the plan, contributions by the Company may be in the form of cash, capital stock or other property and are allocated to eligible employees based on each participant's relative compensation. Individual benefits vest at a rate of 20% each year after one year of service. For the plan year ended December 31, 1992, the Company contributed approximately $295,000 in shares of its common stock, as valued on
the date of contribution.   For the plan year ended December 31, 1993, the
Company contributed, in April 1994, approximately $374,000 in shares of its common stock, as valued on the date of contribution. The Company elected not to make a contribution for the December 31, 1994 plan year. At March 31, 1995, approximately $150,000 has been accrued for the December 31, 1995 plan year contribution.

    During fiscal 1993, the Company adopted the 1992 Repligen Corporation Stock Option Plan (the "1992 Plan"). The 1992 Plan authorizes the grant of either incentive stock options or nonqualified stock options to employees for the purchase of the Company's common stock at a price not less than the fair market value at the date of grant and also allows for the grant of nonqualified stock options to other participants. The 1992 Plan allows for the grant of up to 2,000,000 shares of the Company's common stock plus any shares previously authorized but unused under the Company's previous plans. The options generally vest over five years and expire no more than 10 years from the date of grant. At March 31, 1995, the Company had 2,066,533 options available for grant under the 1992 Plan. The Company discontinued issuing options under the 1982 Incentive Stock Option Plan and the 1987 Non-Statutory Stock Option Plan upon the effective date of the 1992 Plan. Options previously issued and outstanding under these plans generally vest over a five-year period.

    A summary of stock option activity under all plans is as follows:

                                                           Years Ended March 31,
                                ----------------------------------------------------------------------------
                                          1995                      1994                      1993
                                ------------------------  ------------------------  ------------------------
                                               Option                    Option                    Option
                                   No. of       Price        No. of       Price        No. of       Price
                                   Shares     Per Share      Shares     Per Share      Shares     Per Share
                                -----------  -----------  -----------  -----------  -----------  -----------

Outstanding at beginning of
  period                         2,045,905   $0.05-19.25   1,971,191   $0.05-19.25   1,207,945   $0.05-19.25
    Granted                      1,524,056     2.06-5.25     382,775     6.43-8.47     811,000    6.81-12.45
    Exercised                           --            --     (27,600)    0.79-8.00     (14,454)   0.79-11.25
    Forfeited                   (2,278,231)   2.59-19.25    (280,461)   1.90-19.25     (33,300)   7.25-19.25
                                -----------  -----------  -----------  -----------  -----------  -----------

Outstanding at end of period     1,291,730   $0.05-19.25   2,045,905   $0.05-19.25   1,971,191   $0.05-19.25
                                ===========  ===========  ===========  ===========  ===========  ===========

Exercisable at end of period       137,395   $0.05-19.25     891,383   $0.05-19.25     752,947   $0.05-19.25
                                ===========  ===========  ===========  ===========  ===========  ===========

    In August 1994, the Board of Directors authorized the issuance of new stock options to employees who voluntarily terminated their existing outstanding stock options. New options were issued which covered either 72.5% or 85% of the original amount of those previously outstanding options priced above market value for an aggregate 872,721 new options granted. Such new options were granted at an exercise price of $2.75 per share and vest over a three year period.

12. Research and Development Agreements and Significant Customers

    Revenues received from related parties and other significant customers are approximately as follows:

                                                Years Ended March 31,
                                         -------------------------------------
                                            1995         1994         1993
                                         -----------  -----------  -----------

Eli Lilly and Company                    $6,262,000   $ 7,790,000  $9,822,000
Repligen Clinical Partners, L.P.          4,902,000    11,973,000   7,601,000
Hoffmann-LaRoche, Inc.                    1,300,000     3,034,000          --
Merck & Co., Inc.                                --       147,000   1,183,000
Sandoz, Ltd.                                     --            --     284,000



Eli Lilly and Company

    In May 1992, the Company entered into a Research, Collaboration and License Agreement with Eli Lilly and Company ("Lilly"), whereby the Company granted Lilly an exclusive license to make, use and sell products utilizing antibodies, antibody fragments and engineered polypeptides that bind to CD11b (the "Products"). Lilly has granted the Company the right to manufacture and supply the Products to Lilly. Under the terms of the agreement, which expired in February 1995, Lilly paid the Company $3,250,000 for past research and development and $500,000 for the grant of the license, both of which are included in research and development revenues for the year ended March 31, 1993. In addition, the Company recognized revenues of approximately $6,262,000, $7,790,000 and $6,072,000 for research and development performed in fiscal 1995, 1994, and 1993, respectively. If the Company attains certain milestones, Lilly is obligated to make certain milestone payments to the Company. The Company will also receive revenues on manufactured products as well as royalties from Lilly based on sales of products developed under the agreement. In conjunction with this agreement, Lilly purchased 283,286 shares of the Company's common stock for $4,000,000. Lilly has certain piggy-back registration rights with respect to such shares of common stock.

    In June 1995, the Company and Lilly announced an extension of their collaboration and licensing agreement through November 1996. Under the terms of the new development and licensing agreement, Lilly will acquire responsibility for commercial manufacturing of the products developed during the collaboration. Repligen will receive higher royalties on sales of products developed under the agreement and may receive certain additional milestones, as defined in the agreement.


Repligen Clinical Partners, L.P.

    In February 1992, Repligen Clinical Partners, L.P. (the "Partnership") completed a private placement of 900 limited partnership units, with net proceeds of approximately $40,300,000 in cash and notes receivable, to be received by the Partnership over a three-year period. In connection with the formation of the Partnership, the Company granted to the Partnership an exclusive license to all technology and know-how related to the manufacture, use and sale of recombinant platelet factor-4 ("rPF4") in the United States, Canada and Europe. A wholly owned subsidiary of the Company is the General Partner of the Partnership.

    The Partnership's primary source of funding and capital resources has been the capital contributions made by the Limited Partners and General Partner, which totaled $31,215,000 through March 31, 1995. During fiscal 1995, the Partnership wrote off approximately $3,325,000 of notes receivable, relating to limited partnership units which were foreclosed for failure to pay either the second or third installments. As of March 31, 1995, 811 of the original 900 Class A Units were outstanding. The final installment of nondefaulted units totaling $13,433,000 (assuming no additional defaults) was due on March 15, 1995 but was extended to April 19, 1995. As of June 9, 1995, the Partnership has received $10,811,000 of the notes receivable and the balance of unpaid installments due was $2,622,000.

    As of March 31, 1995 and 1994, the Partnership owed the Company (i) a note payable of $4,620,000 due March 15, 1995 and (ii) approximately $962,000 and $2,109,000, respectively, for amounts due under the Development Agreement and interest relating to the note payable. The note payable is a result of a loan from the Company to the Partnership to fund certain organization and syndication costs. The note evidencing such loan is secured by a pledge of the notes receivable from the partners and bears interest at 8.5% payable annually in arrears. Subsequent to March 31, 1995, the Partnership has paid the $4,620,000 note payable and all of the amounts due to Repligen as of March 31, 1995.

    Under the terms of the Development Agreement with the Partnership, the Company performs research and development activities and will seek to obtain approval from the U.S. Food and Drug Administration ("FDA") for the sale of products that may be developed utilizing the licensed technology. The Partnership will reimburse the Company for research and development costs incurred under the Development Agreement, plus pay a management fee equal to 10% of such costs. Included in the accompanying consolidated statements of operations for the years ended March 31, 1995, 1994 and 1993 are research and development revenues of approximately $4,352,000, $10,762,000 and $6,832,000, respectively, recognized pursuant to the Development Agreement. During fiscal 1995, the Company incurred an additional $1,641,000 of research and development costs which could have been charged to the Partnership, but which was absorbed by the Company in an effort to preserve the funds of the Partnership. Included in other revenues for the years ended March 31, 1995, 1994 and 1993 are approximately $550,000, $1,211,000, and $769,000, respectively, representing the 10% management fee under the Development Agreement. Profits and losses are allocated 1% to the General Partner and 99% to the Limited Partners. The Company accounts for its investment on the equity method and has recorded losses of approximately $66,000, $139,000 and $112,000 as its share of the losses from the Partnership in the accompanying consolidated statements of operations for the years ended March 31, 1995, 1994 and 1993, respectively.

    The Company was granted an exclusive license to manufacture and market any of the Partnership's products in the United States, Canada and Europe. The Company has retained rights to market any products in the rest of the world. Upon the first marketing approval of rPF4 by the FDA, the Company is obligated to make a milestone payment of approximately $8,220,000 to the Partnership, payable in cash or common stock of the Company. The Company is also obligated to make royalty payments to the Partnership based on net revenues of the Partnership's products in the United States, Canada and Europe.

    The Company has been granted an option to purchase all of the Limited Partners' interests in the Partnership (the "Purchase Option"), exercisable upon the earlier of (a) two years after the first commercial sale of rPF4 and the payment of $6,097,000 in aggregate royalty payments as noted above or (b) four years after the first commercial sale of rPF4. If the Company exercises the Purchase Option, it is required to pay to the Limited Partners an advance payment of $32,520,000 in cash or $34,232,000 of the Company's common stock, plus additional quarterly payments equal to specified percentages of net revenues of rPF4 sales in the United States, Canada and Europe for 11 years subsequent to the purchase of the Limited Partnership interests. In lieu of receiving this payment and the future royalties, each Limited Partner may elect to receive 2,750 shares of the Company's common stock for each partnership unit held ("Fixed Share Payments").

    The Company issued warrants to the Limited Partners to purchase an aggregate of 2,629,100 shares of its common stock. The warrants are exercisable between April 1, 1994 and March 31, 1999, at an exercise price of $22.73 per share. In addition, the Company issued a warrant to the sales agent of the private placement to purchase 75,050 shares of its common stock exercisable between April 1, 1994 and March 31, 1997, at an exercise price of $23.64 per share. The Company has agreed to use its best efforts to register the common stock issuable upon exercise of the warrants prior to the time that the warrants become exercisable. These warrants were valued at $3,803,119 and are being recorded as an increase to additional paid-in capital and a reduction of research and development revenues on a pro rata basis as amounts are received pursuant to the Development Agreement. During fiscal 1995, the Company exchanged the majority of these warrants in connection with an exchange offer and has subsequently offered to modify those warrants not originally exchanged as well as the new warrants issued during fiscal 19957 (see Note 13).


13. Offers by Repligen to Modify Warrants Issued to Limited Partners of The Partnership

    1994 Exchange Offer. In June 1994, the Company completed an exchange offer pursuant to which the Company offered to the Limited Partners and the sales agent (the "Warrantholders") the opportunity to exchange their existing warrants (the "Existing Warrants") for newly issued warrants (the "Exchange Warrants"). Warrantholders holding warrants to purchase approximately 2,161,850 shares of the Company's common stock accepted the exchange offer. The principal effects of acceptance of the exchange offer are (i) the exercise price under the Exchange Warrants is $9.00 per share instead of $22.73 per share under the Existing Warrants but will increase to $14.00 per share 90 days after the Company notifies the warrantholders that the closing price of the Company's common stock is equal to or exceeds $18.00 per share for any 20 out of 30 consecutive trading days; (ii) an extension by one year in the exercise period of the Exchange Warrants to March 31, 2000 instead of March 31, 1999 for the Existing Warrants; and (iii) a reduction in the royalty rate during the royalty period, as defined, to 9.00% of net revenue from any sales of rPF4 instead of 12.85% of such net revenues as currently provided for in the Purchase Agreement. Acceptance of the exchange offer resulted in pro rata reductions in certain other royalties and amended the Purchase Agreement between the Company and each exchanging warrantholder.

    1995 Warrant Modification Offer. In March 1995, Repligen offered to modify the Existing Warrants and Exchange Warrants as follows for those Limited Partners who made all of their installment payments:

    Existing Warrants:

    * Existing Warrants were modified to reduce the exercise price from $22.73 per share to $9.00 per share;

    *    the exercise period was extended by one year to March 31, 2000; and

    * the exercise price will increase to $14.00 per share 90 days after Repligen notifies holders of Existing Warrants that the closing price of Repligen's common stock is equal to or exceeds $18.00 per share for 20 out of 30 consecutive trading days.

    Exchange Warrants:

    * Exchange Warrants were modified to reduce the exercise price from $9.00 per share to $2.50 per share for 1,000 shares and $3.50 per share for 1,900 shares for each full Unit;

    *    the exercise period was extended by one year to March 31, 2001; and

    * the exercise price will increase to $8.00 per share 90 days after Repligen notifies holders of Exchange Warrants that the closing price of Repligen's common stock is equal to or exceeds $12.00 per share for 20 out of 30 consecutive trading days.

    Each holder of an outstanding warrant who makes the fourth installment payment is free to accept or reject these modifications. As of June 9, 1995, 601 of the 811 nondefaulted limited partnership units had accepted the modifications. As a result, Existing Warrants to purchase 130,500 shares of the Company's common stock, modified Existing Warrants to purchase 153,700 shares of the Company's common stock, Exchange Warrants to purchase 466,900 shares of the Company's common stock and modified Exchange Warrants to purchase 1,694,950 shares of the Company's common stock were outstanding at June 9, 1995. The remaining unamortized value of all warrants outstanding will be amortized in full during the Company's fiscal year ending March 31, 1996.


Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                   PART III

Item 10:     INFORMATION WITH RESPECT TO DIRECTORS AND EXECUTIVE OFFICERS

              Directors and Executive Officers of the Registrant

    The following table sets forth the names, ages and positions of the directors and executive officers of the Company:

           Name          Age                     Position
- -----------------------  ---  -----------------------------------------------

Alexander Rich, M.D.     70   Co-Chairman of the Board of Directors
Paul Schimmel, Ph.D.     54   Co-Chairman of the Board of Directors
Sandford D. Smith        48   President, Chief Executive Officer and Director
Leslie Hudson, Ph.D.     48   Executive Vice President and
                                Chief Operating Officer
Avery W. Catlin          47   Vice President, Finance and
                                Chief Financial Officer
James C. Leung, Ph.D.    41   Senior Vice President, Operations
Eric M. Bonnem, M.D.     43   Vice President, Medical Research
Don C. Stark             41   Vice President, Marketing and Corporate Strategy
Boruch B. Frusztajer     64   Director
G. William Miller        70   Director
Alfred M. Zeien          65   Director
Elizabeth M. Greetham    45   Director


    Directors of the Company are elected annually and hold office until the next annual meeting of stockholders. Officers serve at the pleasure of the Board of Directors or until the next annual meeting of the Board of Directors.


                           Biographical Information

    Certain information about the executive officers and directors is set forth below. This information has been furnished to the Company by the individuals named.

    Alexander Rich, M.D., Co-Founder and Co-Chairman of the Board of Directors of the Company, has been on the faculty of MIT since 1958 and is the Sedgwick Professor of Biophysics. Internationally recognized for his contributions to the molecular biology of nucleic acids, he has determined their three-dimensional structure and has investigated their activity in biological systems. He is widely known for his work in elucidating the three-dimensional structure of transfer RNA, which is a component of the protein synthesizing mechanism and for his discovery of a novel, left-handed form of DNA. He is a member of the National Academy of Sciences, the American Philosophical Society, the Pontifical Academy of Sciences, Rome and a foreign member of the French Academy of Sciences, Paris. Dr. Rich has been a Director of the Company since 1981. Dr. Rich is a director of Bristol-Myers Squibb Corporation and Alkermes, Inc.

    Paul Schimmel, Ph.D., Co-Founder and Co-Chairman of the Board of Directors of the Company, has been on the faculty of MIT since 1967 and is a Professor of Biochemistry and Biophysics. He is well known for his work in biophysical chemistry and molecular biology. His field of specialty is the mechanism of action of proteins and the manner in which they act upon the nucleic acids in the cell. This work involves broad applications of recombinant DNA technology. He is a member of the National Academy of Sciences, received the 1978 ACS/Pfizer award for excellence in enzyme research, and is co-author of a widely read textbook on biophysical chemistry. He also served as the previous Chairman, Director of Biological Chemistry, American Chemical Society. Dr. Schimmel has been a Director of the Company since 1981. Dr. Schimmel is a director of Alkermes, Inc.

    Sandford D. Smith joined the Company in October 1986 as President, Chief Executive Officer and Director. From 1977 to 1986, Mr. Smith was employed by Bristol-Myers Company in various executive positions. Mr. Smith serves on the boards of Ariad Pharmaceutical Company Inc., CSP, Inc. and Chemex
Pharmaceutical, Inc.

    Leslie Hudson, Ph.D. joined the Company in December 1994 as Executive Vice President and Chief Operating Officer. From January 1991 to November 1994, Dr. Hudson was employed by Glaxo Inc., a subsidiary of Glaxo Holding PLC, a multinational pharmaceutical company, as Vice President for Discovery Research and Director of the Cancer and Hyperproliferative Disease Therapeutic Area.
In those capacities, Mr. Hudson was responsible for directing all of Glaxo's research and early exploratory development activities in the United States. From 1988 to 1993, Mr. Hudson also served as Director of the Division of Cellular and Molecular Sciences at Glaxo Research and Development Ltd. in the United Kingdom. Prior to joining Glaxo, Dr. Hudson was a Professor of Immunology and taught in both the preclinical and clinical pathology program at St. George's Hospital Medical School in the United Kingdom.

    Avery W. Catlin joined the Company in June 1992 as Corporate Controller. He is currently Vice President, Finance, Chief Financial Officer, Secretary and Treasurer of the Company. From June 1991 to June 1992, he was Director, Finance and Administration, for Boston Coach Corp., a ground transportation services company which is a subsidiary of Fidelity Investments. From April 1990 to June 1991, he was Vice President, Finance and Chief Financial Officer for AquaLife, Inc., N.A., an environmental services company. In each of those positions, Mr. Catlin served as the principal financial officer of the entity. Mr. Catlin is a Certified Public Accountant.

    James C. Leung, Ph.D. joined Repligen in March 1993 as Vice President of Process Development. He is currently Senior Vice President Operations. From 1982 to 1993, Dr. Leung held various positions at Genentech, Inc., a publicly owned biopharmaceutical company. From 1990 until December 1991, he was a Senior Scientist in Genentech's Cell Culture Development Department. In that capacity, he oversaw the development of a cell culture process for the production of recombinant protein for human therapeutic uses. From January 1992 until February 1993, Dr. Leung was Associate Director of Fermentation Operations at Genentech. The Fermentations Department was responsible for the fermentations of licensed products. Concurrently, he served as project leader for two development project teams which developed and implemented new product strategies.

    Eric M. Bonnem, M.D. joined the Company in July 1992 as Vice President of Medical Research. From 1982 to July 1992, Dr. Bonnem held various positions at Schering-Plough International, a multinational pharmaceutical company, including, most recently, Senior Medical Director. In those capacities, he had primary responsibility for the development of biologic compounds and the implementation of clinical trials designed to secure regulatory approvals.
Two of the products over which Dr. Bonnem had oversight responsibility at Schering-Plough were ultimately approved for use in the U.S., Europe and Asia. Dr. Bonnem is board certified in both oncology and internal medicine.

    Don C. Stark joined Repligen in August 1992 as Director of Marketing. He is currently Vice President, Marketing and Corporate Strategy. Prior to joining the Company, Mr. Stark was Director of Marketing at Immunex Corporation, a biopharmaceutical company, from June 1990 to July 1992. In that capacity, he was responsible for establishing marketing and market research functions for Immunex.

    Boruch B. Frusztajer has served as a Director of the Company since January 1982. He is the President of BBF Corp., a company which manages the operations of a group of electronics and chemical companies. He has served in that capacity since 1984. Mr. Frusztajer serves on the boards of directors of CSP Inc.and PRI Automation, Inc.

    G. William Miller has served as a Director of the Company since January 1982. Mr. Miller is the Chairman of the Board, G. Miller & Co. Inc., a private merchant banking firm. He has served in that capacity for over five years. From January 1990 until February 1992, Mr. Miller was Chairman and Chief Executive Officer of Federated Stores, Inc., an owner and operator of retail department stores, supermarkets and real estate interests . Mr. Miller is a former Chairman of the Board of Governors of the Federal Reserve System and served as Secretary of the Treasury under President Carter. Mr. Miller is a director of the DeBartolo Realty Corporation, a real estate investment trust, and Kleinwort Benson Australian Income Fund, Inc.

    Alfred M. Zeien has served as a Director of the Company since September 1981. He is Chairman and Chief Executive Officer of The Gillette Company, where he has worked in various capacities since 1968 and was elected its President in 1990. He was Gillette's Vice Chairman --
International/Diversified Operations from 1987 until 1990, its Vice Chairman -
- - Technical Operations and New Business Development from 1981 to 1987, and its Senior Vice President -- Technical Operations from 1978 to 1981. He is a director of Polaroid Corporation, The First National Bank of Boston, Massachusetts Mutual Life Insurance Co. and Raytheon Company.

    Elizabeth M. Greetham has served as a Director of the Company since October 1994. Ms. Greetham has been employed as a portfolio manager and analyst for Weiss, Peck & Greer, an investment advisory firm ("WPG"), since January 1993. She presently manages WPG's biotechnology limited partnership fund. From 1990 until December 1992, Ms. Greetham acted as a consultant to WPG. Ms. Greetham is a director of Medco Research, Inc. and Chemex Pharmaceutical.

    No family relationship exists among the officers and directors of the Company.


     Compliance with Section 16 (a) of the Securities Exchange Act of 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Except as set forth below, to the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were fulfilled in a timely manner. The table below shows the officers and directors who failed to file reports required by Section 16(a) during the last fiscal year, showing, for each of them, the number of late reports, the number of transactions that were not reported on a timely basis and, to the Company's knowledge, the number of reports not filed.


Name                             Late Reports  Reports Not Filed  Transactions
- -------------------------------  ------------  -----------------  ------------

Alexander Rich, M.D.                   0                1               1
Sandford D. Smith                      0                1               1
Eric M. Bonnem, M.D.                   0                1               1
Ramesh L. Ratan                        0                1               1
Leslie Hudson, Ph.D                    0                1               1
James C. Leung, Ph.D.                  0                1               2
Don C. Stark                           0                1               2
Avery W. Catlin                        0                1               2


Additionally, Don C. Stark inadvertently omitted to include in his
Section 16(a) reports 1,000 shares of Common Stock owned by him. The Company is assisting its officers and directors in bringing their Section 16(a) reports up to date and has taken steps to assist them in complying with their reporting obligations in the future.

Item 11:     SUMMARY OF EXECUTIVE COMPENSATION

                          Summary Compensation Table

    The following table sets forth certain information with respect to the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended March 31, 1995, 1994, and 1993, of the Company's "named executive officers" (the "Named Executive Officers") within the meaning of Item 402(a)(3) of Regulation S-K of the Securities Act of 1933, as amended.

                                                                                    All Other
                                           Annual              Long-Term       Compensation <F4>
                                     Compensation <F1>        Compensation             ($)
                                    -------------------  --------------------  -----------------
                                                          Shares Underlying
     Name and                        Salary  Bonus <F2>  Options Granted <F3>
Principle Position     Fiscal Year     ($)      ($)              (#)
- ---------------------  -----------  -------  ----------  --------------------

Sandford D. Smith      1995         277,659          --               256,738              4,100
  President and Chief  1994         269,250          --                24,000             15,110
  Executive Officer    1993         252,842      90,000                30,000             15,812

Eric M. Bonnem, M.D.   1995         203,654          --                50,225              4,500
  Vice President,      1994         198,627          --                 5,000             15,110
  Medical Research     1993         143,317      47,500                50,000              1,425

Ramesh L. Ratan <F5>   1995         145,897          --                98,738              4,500
 Former Sr. V.P.       1994         159,583          --                12,000             13,590
 Administration        1993         152,234      45,000                15,000             14,216

James C. Leung, Ph.D.  1995         162,000          --                67,000              4,423
  Senior Vice          1994         140,000          --                    --              2,100
  President,           1993          11,667          --                20,000                 --
  Operations

Don C. Stark           1995         144,025          --                36,663              4,289
 Vice President,       1994         136,250          --                 7,500              4,028
 Marketing             1993          78,125          --                15,000                938


Avery W. Catlin        1995         112,500          --                42,000              3,168
  Vice President,      1994          94,583       6,700                    --              7,907
  Finance, Chief       1993          65,682      12,750                12,500              1,063
  Financial Officer

- ---------------

<F1>     The aggregate amount of perquisites and other personal benefits for each of the Named Executive
         Officers did not exceed the lesser of either $50,000 or 10% of the total of such individual's base salary and bonus, as reported herein, for the applicable fiscal years, and is not reflected in the table.


<F2>     No bonuses were awarded to the Named Executive Officers for Fiscal Years 1995 and 1994, except that a $6,700 bonus was awarded to Mr. Catlin in Fiscal 1994.

<F3>     Certain of the stock options reported for Fiscal Year 1995 represent previously issued options which were repriced by the Compensation Committee and reissued to the named individuals in August 1994.
         See "Option Grants in Last Fiscal Year."

<F4>     Amounts reported under this column include the dollar value of the following:

         Name                     Year    Contributions to     Contributions to
                                          401(k) Employee      Employee Stock
                                          Savings Plan ($)     Ownership Plan ($)
         -----------------------  ----    ------------------   ------------------

         Sandford D. Smith        1995        4,100                    --
                                  1994        4,497                10,613
                                  1993        4,364                11,448

         Eric M. Bonnem, M.D.     1995        4,500                    --
                                  1994        4,497                10,613
                                  1993        1,425                    --

         Ramesh L. Ratan          1995        4,500                    --
                                  1994        4,497                 9,093
                                  1993        4,364                 9,852

         James C. Leung, Ph.D.    1995        4,423                   --
                                  1994        2,100                   --
                                  1993           --                   --


         Don C. Stark             1995        4,289                   --
                                  1994        4,028                   --
                                  1993          938                   --

         Avery W. Catlin          1995        3,168                   --
                                  1994        3,145                4,762
                                  1993        1,063                   --


<F5>         In January 1995, Mr. Ratan left the Company to pursue other interests.


                       Option Grants in Last Fiscal Year

    The following table sets forth certain information regarding stock option grants during the fiscal year ended March 31, 1995 and the value of stock options held as of March 31, 1995 by the Named Executive Officers.

                                                                                          Potential
                                                                                       Realizable Value
                                                                                          at Assumed
                                      Percent of                                        Annual Rates of
                           Shares   Total Options                                        Stock Price
                         Underlying   Granted to      Exercise                         Appreciation for
                          Options    Employees in    Price Per    Expiration           Option Terms <F2>
Name                   Granted <F1>  Fiscal Year        Share        Date
- ---------------------  ------------  ------------  ------------  ------------  -----------------------------
                                                                                     5%               10%
                                                                               ------------      ------------

Sandford D. Smith       228,738<F3>         15.3%         $2.75        8/4/04      $395,593        $1,002,511
                         28,000              1.8%          5.25       4/29/04        92,448           234,280

Eric M. Bonnem, M.D.     44,225<F3>          2.9%          2.75        8/4/04        76,485           193,829
                          6,000              0.4%          5.25       4/29/04        19,810            50,203

Ramesh L. Ratan<F4>      83,738<F3>          5.5%          2.75        8/4/04       144,822           367,006
                         15,000              1.0%          5.25       4/29/04        49,525           125,507

James C. Leung, Ph.D     23,200<F3>          1.5%          2.75        8/4/04        40,123           101,681
                         31,800              2.1%          2.75        8/4/04        54,997           139,373
                         12,000              0.8%          5.25       4/29/04        39,620           100,406

Don C. Stark             20,663<F3>          1.4%          2.75        8/4/04        35,736            90,562
                         10,000              0.7%          2.75        8/4/04        17,295            43,828
                          6,000              0.4%          5.25       4/29/04        20,829            52,785

Avery W. Catlin          20,000              1.3%          2.06       1/18/05        25,942            65,742
                         14,500<F3>          1.0%          2.75        8/4/04        25,077            63,550
                          7,500              0.5%          5.25       4/29/04        24,763            62,754

- ---------------

<F1>     The options reported above were issued pursuant to the 1992 Repligen Corporation Stock Option Plan
         (the "Plan").  Certain of the options, identified by a double asterisk above, represent previously issued stock options which were repriced by the Compensation Committee and reissued to the named individuals in August 1994 (the "Amended Options").  Options awarded under the Plan generally vest in equal annual increments of 20% of the underlying shares commencing on the one year anniversary of the date of grant, except that the Amended Options are subject to a three year vesting schedule.
         The options are exercisable at the fair market value of the Common Stock on the date of grant
         (determined in accordance with the terms of the Plan).  The options have a term of 10 years, subject to early termination in the event of death or termination of employment.

<F2>     Amounts represent hypothetical gains that could be achieved from the exercise of the respective options and the subsequent sale of the Common Stock underlying such options if the options were exercised at the end of the option term.  These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted.
         These rates of appreciation are mandated by the rules of the SEC and do not represent the Company's estimate or projection of the future Common Stock price.

<F3>     In January 1995, Mr. Ratan left the Company to pursue other interests.

<F4>     Represents the Amended Options.



                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

    The following table sets forth certain information regarding stock options held as of March 31, 1995 by the Named Executive Officers.

                                                                                 Value of Unexercised
                                                  Number of Shares               In-the-Money Options
                       Shares                     Underlying Unexercised         at Fiscal Year-End
                       Acquired         Value     Options at Fiscal Year-End     Exercisable\
Name                   on Exercise<F1>  Realized  Exercisable\Unexercisable<F2>  Unexercisable<F3>
- ---------------------  ---------------  --------  -----------------------------  --------------------

Sandford D. Smith             --           --           4,800          247,938        --        --
Eric M. Bonnem, M.D.          --           --              --           44,225        --        --
Ramesh L. Ratan               --           --              --           83,738        --        --
James C. Leung, Ph.D.                                      --           55,000        --        --
Don C. Stark                  --           --              --           30,663        --        --
Avery W. Catlin               --           --              --           34,500        --        --

- ---------------

<F1>     None of the Named Executive Officers exercised any stock options during the fiscal year ended
         March 31, 1995.

<F2>     Represents the aggregate number of stock options held as of March 31, 1995 which can and cannot be exercised pursuant to the terms and provisions of the applicable stock option agreements and the
         Plan.

<F3>     All of the unexercised stock options held by the Named Executive Officers at fiscal year end were
         "out of the money", i.e., the exercise price of the options exceeded the fair market value of the
         Common Stock.



                           Compensation of Directors

    Outside directors who are not officers of the Company or representatives of one of the Company's major corporate shareholders receive $1,500 for each Board and Committee meeting which they attend. Drs. Schimmel and Rich, the Co-Chairmen of the Board of Directors, are compensated pursuant to consulting agreements described below and receive no separate compensation for attendance at meetings or otherwise as directors.

    Under the terms of the Plan, each non-employee director, other than the Co-Chairmen of the Board of Directors, is entitled to receive every three years, beginning in fiscal year 1993, an option to purchase 5,000 shares of Common Stock at an option price equal to the fair market value of the Common Stock on the date of grant, determined in accordance with the terms of the Plan (the "Board Options"). Additionally, each non-employee director who joins the Board after the effective date of the Plan is entitled to receive a Board Option to purchase 10,000 shares of Common Stock on the date he or she joins the Board. The Board Options vest in equal annual installments of 20% of the underlying shares commencing on the one year anniversary of the date of grant. Board Options have a term of ten years, subject to early termination in the event of death or removal or resignation from the Board. No director is entitled to receive Board Options covering more than an aggregate of 20,000 shares.

    The Company paid to each of Drs. Schimmel and Rich $43,200 during the fiscal year ended March 31, 1995 pursuant to consulting agreements which have similar terms. These agreements are automatically extended for successive one-year terms unless terminated by either party at least 90 days prior to the next anniversary date. Dr. Schimmel's agreement continues until September 30, 1995 and Dr. Rich's agreement continues until October 31, 1995. Drs. Schimmel and Rich have advised the Company that they have no present intention of terminating their agreements. The Company's subsidiary, Amira, Inc., also has a consulting arrangement with Dr. Schimmel under which he was paid $22,000 for the fiscal year ended March 31, 1995.


                             Employment Agreements

    On August 28, 1986, the Company entered into a letter agreement with Sandford D. Smith pursuant to which he became the President, Chief Executive Officer and a Director of the Company (the "Smith Agreement"). Under the terms of the Smith Agreement, Mr. Smith is entitled to a minimum salary of $150,000 per annum, subject to periodic increases at the discretion of the Board of Directors. Mr. Smith's salary is currently set by the Board at $278,000 per annum. Additionally, Mr. Smith is eligible to receive discretionary bonuses and to participate in all of the Company's welfare, profit sharing, retirement and savings plans on the same basis as other employees of the Company. Mr. Smith received a stock option to purchase 175,000 shares of Common Stock pursuant to the Smith Agreement. Mr. Smith's employment by the Company may be terminated, with or without cause, by either party upon 30 days prior written notice. In such event, Mr. Smith would be entitled to continue receiving his salary for a period of eight months or until he finds other employment, whichever occurs first.

    On May 9, 1992, the Company entered into a letter agreement with Avery W. Catlin pursuant to which he joined the Company (the "Catlin Agreement").
Under the terms of the Catlin Agreement, Mr. Catlin is entitled to a minimum salary of $85,000 per annum, subject to periodic increases at the discretion of the Board of Directors. Mr. Catlin's salary is currently set by the Board at $140,000 per annum. Additionally, Mr. Catlin is eligible for participation in the Company's Senior Staff Initiative Plan and in all of the Company's welfare, profit sharing, retirement and savings plans on the same basis as other employees of the Company. Mr. Catlin received a stock option to purchase 12,500 shares of Common Stock pursuant to the Catlin Agreement. On

February 17, 1995, the Catlin Agreement was amended to provide that, if Mr. Catlin's employment is terminated, he would be entitled to continue receiving his salary for a period of nine months following termination.


          Compensation Committee Interlocks and Insider Participation

    The Compensation Committee currently consists of Mr. Frusztajer, Dr. Schimmel and Mr. Zeien. No member of the Compensation Committee is a current or former employee of the Company. There are no Compensation Committee interlocks between the Company and any other entities involving any of the executive officers or directors of such entities.


Item 12:     STOCK OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

    The following table sets forth certain information as of June 15, 1995 concerning beneficial ownership by (i) all shareholders known by the Company to own more than five percent of the Company's outstanding voting securities,
(ii) each of the Named Executive Officers, (iii) all directors and nominees, and (iv) all directors and executive officers as a group. The number of shares beneficially owned by each director or executive officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the right to acquire within 60 days of June 15, 1995 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

                                          Number of Shares       Percentage of
Names                                     Beneficially Owned     Common Stock
- ----------------------------------------  ---------------------  -------------

Paul Schimmel, Ph.D.                         536,732  <F1>            3.5%
Alexander Rich, M.D.                         403,400  <F2>            2.6%
Elizabeth M. Greetham                        198,500  <F3>            1.3%
Sandford D. Smith                             93,471  <F4>            <F14>
Boruch B. Frusztajer                          58,500  <F5>            <F14>
G. William Miller                             33,000  <F6>            <F14>
Eric M. Bonnem, M.D.                          18,594  <F7>            <F14>
James C. Leung, Ph.D.                         14,016  <F8>            <F14>
Alfred M. Zeien                               13,000  <F9>            <F14>
Don C. Stark                                   9,818  <F10>           <F14>
Avery W. Catlin                                8,285  <F11>           <F14>
All directors and executive officers
    as group (12 persons)                  1,387,316  <F12><F13>      8.9%

- ---------------

<F1>     Includes shares held jointly with Dr. Schimmel's spouse; also includes
         26,650 shares held in a charitable trust of which Dr. Schimmel is a trustee; excludes shares held by Dr. Schimmel's adult children. Dr. Schimmel disclaims beneficial ownership of the shares held by these children.

<F2>     Includes 60,000 shares held by Dr. Rich's spouse; excludes shares held by Dr. Rich's adult children. Dr. Rich disclaims beneficial ownership of the shares held by these children.

<F3>     Consists solely of shares owned by a biotechnology limited partnership fund for which Ms. Greetham serves as portfolio manager. Ms. Greetham disclaims beneficial ownership as to all of these shares.

<F4>     Includes 85,083 shares beneficially owned by Mr. Smith which may be acquired within 60 days pursuant to an option.

<F5>     Excludes shares held by Mr. Frusztajer's adult children.  Mr
         Frusztajer disclaims beneficial ownership of the shares. Includes 13,000 shares beneficially owned by Mr. Frusztajer which may be acquired within 60 days pursuant to Board Options. See "Compensation of Directors".

<F6>     Includes 13,000 shares beneficially owned by Mr. Miller which may be acquired within 60 days pursuant to Board Options. See "Compensation of Directors".

<F7>     Includes 14,594 shares beneficially owned by Dr. Bonnem which may be acquired within 60 days pursuant to an option.

<F8>     Consists solely of shares beneficially owned by Dr. Leung which may be acquired within 60 days pursuant to an option.

<F9>     Excludes 421,408 shares of Common Stock held by The Gillette Company, of which Mr. Zeien is the Chairman and Chief Executive Officer. See "Biographical Information". Includes 13,000 shares which may be acquired within 60 days pursuant to two non-statutory stock options held by Mr. Zeien for the benefit of The Gillette Company. Mr. Zeien disclaims beneficial ownership of these shares.

<F10>    Consists of 1,000 shares held jointly with Mr. Stark's wife and 8,818 shares beneficially owned by Mr. Stark which may be acquired within 60 days pursuant to an option.

<F11>    Includes 4,785 shares beneficially owned by Mr. Catlin which may be acquired within 60 days pursuant to an option.

<F12>    Includes 166,296 shares beneficially owned by all executive officers and directors as a group which may be acquired within 60 days pursuant to various options.

<F13>    The table does not include the beneficial ownership of Ramesh L.
         Ratan, formerly the Senior Vice President, Administration, Chief Financial Officer, Secretary and Treasurer of the Company, who resigned from the Company in January 1995 to pursue other interests.

<F14>    Represents less than 1% of the outstanding shares.


Item 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     NONE

                                    PART IV

Item 14:     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

Item 14(a) The following documents are filed as part of this Annual Report on Form 10-K:

Item 14(a)(1) Financial Statements: See "Index to Financial Statement and Supplementary Data "in Item 8.

Item 14(a)(2)    Financial Statement Schedules:

                 1.  Schedule II - Valuation and Qualifying Accounts

    Other financial statement schedules have not been included because they are not applicable or the information is included in financial statements or notes thereto.

Item 14(a)(3)    Exhibits.

    The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

3.  Articles of Incorporation and By-laws

    3.1  --    Restated Certificate of Incorporation, dated June 30, 1992 and filed July 13, 1992 (filed as Exhibit 4.12 to Repligen
               Corporation's Annual Report on Form 10-K for the year ended
               March 31, 1993 and incorporated herein by reference).

   3.2  --     By-laws (filed as Exhibit 3.4 to Repligen Corporation's Form S-
               1 Registration Statement No. 33-3959 and incorporated herein by reference).

4.  Instruments Defining the Rights of Security Holders

    4.1  --    Stockholder Agreement, dated May 29, 1981, among Dr. Alexander
               Rich, Dr. Paul Schimmel, and Dr. William M. Jackson and
               Repligen Corporation (filed as Exhibit 4.1  to Repligen
               Corporation's Form S-1 Registration Statement No. 33-3959 and incorporated herein by reference).

    4.2  --    Specimen Stock Certificate (filed as Exhibit 4.2 to Repligen
               Corporation's Form S-1 Registration Statement No. 33-3959 and incorporated herein by reference).

    4.3  --    Form of Subscription Documents for Series A Preferred Stock
               (filed as Exhibit 4.3 to Repligen Corporation's Form S-1
               Registration Statement No. 33-3959 and incorporated herein by reference).

    4.4  --    Form of Subscription Documents for Series B Preferred Stock
               (filed as Exhibit 4.4 to Repligen Corporation's Form S-1
               Registration Statement No. 33-3959 and incorporated herein by reference).

    4.5  --    Common Stock Purchase Agreement, dated May 21, 1985, between
               The Gillette Company and Repligen Corporation (filed as Exhibit
               4.5 to Repligen Corporation's Form S-1 Registration Statement
               No. 33-3959 and incorporated herein by reference).

    4.6  --    Common Stock Purchase Agreement, dated July 10, 1985, between
               Tiedemanns and Repligen Corporation (filed as Exhibit 4.6 to
               Repligen Corporation's Form S-1 Registration Statement No. 33-
               3959 and incorporated herein by reference).

    4.7  --    Purchase and Option Agreement dated as of March 31, 1987
               between Centocor, Inc. and Repligen Corporation (filed as an
               Exhibit to Repligen Corporation's Form 8-K filed June 5, 1987 and incorporated herein by reference).

    4.8  --    Form of Limited Partner Warrant, dated as of February 28, 1992
               (filed as Exhibit 4.9 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).

    4.9  --    Form of Class B Limited Partner Warrant, dated as of February
               28, 1992 (filed as Exhibit 4.10 to Repligen Corporation's
               Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).

    4.10 -- Form of Incentive Warrant, dated as of February 28, 1992 (filed as Exhibit 4.11 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).

    4.11 --    Form of Fund Warrant, dated as of February 28, 1992 (filed as
               Exhibit 4.12 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).

    4.12 --    The 1992 Repligen Corporation Stock Option Plan (filed as
               Exhibit 4.12 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1993 and incorporated herein by reference).

10. Material Contracts

    10.1  --   License Agreement, dated December 2, 1980, between the Trustees of Leland Stanford Junior University and Repligen Corporation
               (filed as Exhibit 10.1 to Repligen Corporation's Form S-1
               Registration Statement No. 33-3959 and incorporated herein by reference).

    10.2  --   Biological Supply Agreement, dated November 26, 1985, between
               Applied ImmuneSciences, Inc. and Repligen Corporation, with schedules (filed as Exhibit 10.5 to Repligen Corporation's Form
               S-1 Registration Statement No. 33-3959 and incorporated herein by reference).

    10.3  --   Lease, dated August 15, 1984, between Robert A. Jones, K.
               George Najarian and David E. Clem, Trustees of Old Kendall
               Realty Trust and Repligen Corporation relating to premises located at One Kendall Square in Cambridge, Massachusetts
               (filed as Exhibit 10.6 to Repligen Corporation's Form S-1
               Registration Statement No. 33-3959 and incorporated herein by reference).

    10.4  --   Letter, dated December 30, 1985, from The First National Bank of Boston to Repligen Corporation establishing a $4,000,000 line of credit (filed as Exhibit 10.11 to Repligen
               Corporation's Form S-1 Registration Statement No. 33-3959 and incorporated herein by reference).

    10.5  --   Consulting Agreement, dated October 1, 1981, between Dr. Paul
               Schimmel and Repligen Corporation (filed as Exhibit 10.14 to
               Repligen Corporation's Form S-1 Registration Statement No. 33-
               3959 and incorporated herein by reference).

    10.6  --   Consulting Agreement, dated November 1, 1981, between Dr.
               Alexander Rich and Repligen Corporation (filed as Exhibit 10.15 to Repligen Corporation's Form S-1 Registration Statement No.
               33-3959 and incorporated herein by reference).

    10.7  --   Purchase and Option Agreement, as amended, dated March 31,
               1987, and Transfer, License and Collaborative Research
               Agreement, dated March 31, 1987, both between Centocor, Inc.
               and Repligen Corporation, (filed as an Exhibit to Repligen
               Corporation's Form 8-K filed April 21, 1987 and incorporated herein by reference).

    10.8  --   Research Collaboration and License Agreement, dated May 26,
               1987, between Merck & Co., Inc. and Repligen Corporation (filed as an Exhibit to Repligen Corporation's Form 8-K filed June 5,
               1987 and incorporated herein by reference).

    10.9  --   Supply Agreement, dated May 26, 1987, between Merck and Co.,
               Inc. and Repligen Corporation (filed as an Exhibit to Repligen
               Corporation's Form 10-K filed June 29, 1987 and incorporated herein by reference).

    10.10 -- Letter, dated May 27, 1987, from The First National Bank of Boston to Repligen Corporation regarding a $4,000,000 line of credit (filed as an Exhibit to Repligen Corporation's Annual Report on Form 10-K filed June 29, 1987 and incorporated herein by reference).

    10.11 -- Amendment Agreement No. 6, dated April 1, 1989, between Centocor, Inc. and Repligen Corporation (filed as Exhibit 10.20 to Repligen Corporation's Form 10-K Annual Report for the year ended December 31, 1988, between Centocor, Inc. and Repligen Corporation and incorporated herein by reference).

    10.12 -- National Institute of Allergy and Infectious Diseases grant no. [SRC (91)] 1-U01-AID28243-01 dated March 22, 1989 (filed as
               Exhibit 10.19 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference).

    10.13 -- Lease Modification, dated January 6, 1989, among Robert A. Jones, K. George Najarian and David E. Clem, Trustees of Old Kendall Realty Trust and Repligen Corporation relating to premises located at One Kendall Square in Cambridge, Massachusetts (filed as Exhibit 10.23 to Repligen Corporation's Form 10-K Annual Report for the year ended December 31, 1988, and incorporated herein by reference).

    10.14 -- Purchase Agreement, dated October 2, 1989, between various selling shareholders of Repligen Corporation (filed as Exhibit
               28.1 to Repligen Corporation's Form S-3 Registration Statement No. 33-31705 and incorporated herein by reference).

    10.15 -- Sublicense Agreement, dated as of March 30, 1990, among Repligen Corporation and Cambridge BioScience Corporation (filed as Exhibit 10.24 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference).

    10.16 -- Amendment Agreement No. 7, dated March 31, 1990, between Centocor, Inc. and Repligen Corporation (filed as Exhibit 10.25 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference).

    10.17 --   Employment Agreement, dated August 28, 1986, between Sandford
               D. Smith and Repligen Corporation (filed as Exhibit 10.26 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1990 and incorporated herein by reference).

    10.18 -- License Agreement, dated November 14, 1990, between the Regents of the University of Michigan and Repligen Corporation (filed as Exhibit 10.27 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference).

    10.19 -- Agreement and Plan of Merger, dated as of September 30, 1991, by and among Repligen Corporation, AI Acquisition Corp. and Amira, Inc. (filed as Exhibit 2.1 to Repligen Corporation's Form 8-K filed December 3, 1991 and incorporated herein by reference).

    10.20 -- Amendment No. 1 to Agreement and Plan of Merger, dated as of October 29, 1991, by and among Repligen Corporation, AI Acquisition Corp. and Amira, Inc. (filed as Exhibit 2.2 to Repligen Corporation's Form 8-K filed December 3, 1991 and incorporated herein by reference).

    10.21 -- Reacquisition Agreement, dated January 27, 1992, between Repligen Corporation and Merck & Co., Inc. (filed as Exhibit
               10.28 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).

    10.22 -- Product Development Agreement, dated as of February 2, 1992, between Repligen Corporation and Repligen Clinical Partners, L.P. (filed as Exhibit 10.29 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).

    10.23 -- Purchase Agreement, dated February 2, 1992, between Repligen Corporation and each of the Limited Partners from time to time of Repligen Clinical Partners, L.P. (filed as Exhibit 10.30 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).

    10.24 -- Asset Purchase Agreement, dated as of May 14, 1992, by and among Repligen Corporation, Abbott Biotech, Inc. and Abbott Laboratories (filed as Exhibit 10.1 to Repligen Corporation's Form 8-K filed May 29, 1992 and incorporated herein by reference).

    10.25 -- Lease, dated May 14, 1992, between Repligen Corporation and Damon Clinical Laboratories, Inc. (filed as Exhibit 10.32 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).

    10.26 -- Research, Collaboration and License Agreement, dated as of May 16, 1992, by and between Repligen Corporation and Eli Lilly and Company (filed as Exhibit 10.33 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).

    10.27 -- Supply Agreement, dated as of May 15, 1992, by and between Repligen Corporation and Eli Lilly and Company (filed as
               Exhibit 10.34 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).

    10.28 -- Stock Purchase Agreement, dated as of May 15, 1992, by and between Repligen Corporation and Eli Lilly and Company (filed as Exhibit 10.35 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).

    10.29 -- License Agreement, dated as of July 9, 1991, by and between Repligen Corporation and the Trustees of Boston University (filed as Exhibit 10.36 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).

    10.30 -- License Agreement, dated as of September 1, 1991, by and between Repligen Corporation and Kabi Pharmacia AB (filed as
               Exhibit 10.37 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).

    10.31 -- Master Lease Agreement, dated as of October 30, 1992, between Comdisco Inc. and Repligen Corporation (filed as Exhibit 10.31 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1993 and incorporated herein by reference).

    10.32 -- Equipment Lease Agreement, dated December 31, 1992, between General Electric Capital Corporation and Repligen Corporation (filed as Exhibit 10.32 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1993 and incorporated herein by reference).

    10.33 -- Stock Purchase Agreement, dated December 31, 1992, between Repligen Corporation, Sandoz Ltd., Sandoz Chemicals Corporation, Sandoz Pharma Ltd. and Repligen Sandoz Research Corporation (filed as Exhibit 10.33 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1993 and incorporated herein by reference).

    10.34 -- Building Lease, dated April 15, 1993, among Robert A. Jones, K. George Najarian and David E. Clem, Trustees of Old Cambridge Realty Trust and Repligen Corporation, relating to premises located at One Kendall Square, Building 200, in Cambridge, Massachusetts (filed as Exhibit 10.34 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1993 and incorporated herein by reference).

    10.35 -- Letter Agreement, dated April 30, 1993, between Merck and Co., and Repligen Corporation, concerning Research Collaboration and License Agreement and Supply Agreement both dated as of May 26, 1987 (filed as Exhibit 10.35 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1993 and incorporated herein by reference).

    10.36 -- Term Loan Agreement, dated March 31, 1993, among Repligen Corporation and Amira, Inc., as Borrowers and the First National Bank of Boston (filed as Exhibit 10.36 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1993 and incorporated herein by reference).

    10.37 -- Building Lease, dated July 10, 1992, between Trustees of the Cambridge East Trust and Amira, Inc., relating to 79 and 83 Rogers Street, Cambridge, Massachusetts (filed as Exhibit 10.37 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1993 and incorporated herein by reference).

    10.38 -- Licensing Agreement, dated July 20, 1993, between Repligen Corporation and the Dana-Farber Cancer Institute, Inc. (filed as Exhibit 10.38 to Repligen Corporation's Form S-3 Registration Statement No. 33-72078 and incorporated herein by reference).

  10.39 -- Development and License Agreement, dated as of March 1, 1995, between Repligen Corporation and Eli Lilly and Company (omitting schedules and exhibits). <F1>

- ---------------
<F1>     Confidential treatment requested.  Portions of this document have been omitted by blocking out the relevant text pursuant to an Application for Confidential Treatment. Such blocked out omissions have been filed separately with the Securities and Exchange Commission. The Registrant shall furnish all omitted schedules and exhibits to this document upon the request of the Securities and Exchange Commission.

  10.40 -- Employment Agreement dated November 18, 1994 between Repligen Corporation and Dr. Leslie Hudson.

  10.41 -- Employment Agreement dated May 8, 1992 between Repligen Corporation and Avery W. Catlin.


    22     --  Subsidiaries of Repligen Corporation (filed as Exhibit 22 to
               Repligen Corporation's Form S-3 Registration Statement No. 33-
               72078 and incorporated herein by reference).

    23     --  Consent of Independent Public Accountants.

    27     --  Financial Data Schedule (provided for the information of the
               Securities and Exchange Commission only).


Item 14(b)     Reports on Form 8-K.

    No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                         FINANCIAL STATEMENT SCHEDULES

                Schedule II - Valuation and Qualifying Accounts

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To Repligen Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated May 17, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                  /s/ARTHUR ANDERSEN LLP
                                  ARTHUR ANDERSEN LLP


Boston, Massachusetts
May 17, 1995

                                                                   SCHEDULE  II

                     REPLIGEN CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                     Balance at Beginning                       Balance at End
Item                      of Period        Addition  Deduction     of Period
- -------------------  --------------------  --------  ---------  --------------

Allowance for
Doubtful Accounts
1995                        $205,000       $ 95,000  $     --      $300,000
1994                          10,000        195,000        --       205,000
1993                              --         10,000        --        10,000


                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      REPLIGEN CORPORATION

                                      By: /S/ Sandford D. Smith
                                          ------------------------------------
                                          Sandford D. Smith, President
                                          and Chief Executive Officer
Date:  July 11, 1995


                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby makes, constitutes and appoints Sandford D. Smith and Avery W. Catlin, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any or all amendments to this Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents of any of them, or any substitute or substitutes, lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                 Title                                  Date
- ------------------------  -------------------------------------  ------------

/s/ Alexander Rich        Co-Chairman of the Board of Directors  July 12, 1995
- ------------------------
Alexander Rich, M.D.

                          Co-Chairman of the Board of Directors  July __, 1995
- ------------------------
Paul Schimmel, Ph.D.

/s/ Sandford D. Smith     President, Chief Executive Officer     July 11, 1995
- ------------------------  and Director
Sandford D. Smith

/s/ Boruch B. Frusztajer  Director                               July 12, 1995
- ------------------------
Boruch B. Frusztajer

/s/ G. William Miller     Director                               July 13, 1995
- ------------------------
G. William Miller

/s/ Alfred M. Zeien       Director                               July 12, 1995
- ------------------------
Alfred M. Zeien

                          Director                               July __, 1995
- ------------------------
Elizabeth Greetham

/s/ Avery W. Catlin       Vice President, Finance                July 11, 1995
- ------------------------  and Chief Financial Officer
Avery W. Catlin           (Principal and Accounting Officer)

                                 EXHIBIT INDEX

ITEM     DESCRIPTION
- ----     ---------------------------------------------------------------------

10.39 Development and License Agreement, dated as of March 1, 1995, between Repligen Corporation and Eli Lilly and Company
         (omitting schedules and exhibits) <F1>

10.40 Employment Agreement dated November 18, 1994 between Repligen Corporation and Dr. Leslie Hudson.

10.41    Employment Agreement dated May 8, 1992 between Repligen
         Corporation and Avery W. Catlin.

23       Consent of Independent Public Accountants

27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only).




























- ---------------

<F1>     Confidential treatment requested.  Portions of this document have been omitted by blocking out the relevant text pursuant to an Application for Confidential Treatment. Such blocked out omissions have been filed separately with the Securities and Exchange Commission. The Registrant shall furnish all omitted schedules and exhibits to this document upon the request of the Securities and Exchange Commission.