Form 10-Q
period 1995-06-30
REPLIGEN CORP
filed 1995-08-14
CIK 730272

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                         Commission file number 0-14656

                              REPLIGEN CORPORATION

                 Delaware                                04-2729386
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

           One Kendall Square
        Cambridge, Massachusetts                            02139
 (Address of principal executive offices)                (Zip Code)

                                 (617) 225-6000
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1995:

Common Stock, par value $.01 per share                 15,358,938
---------------------------------------   -------------------------------------
                 Class                              Number of Shares

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
         --------------------

                              REPLIGEN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                        1995           1994
                                                    ------------   ------------

Revenues:
     Research and development                       $ 2,083,686    $ 3,704,638
     Product                                            392,091        571,893
     Investment income                                  271,708        338,956
     Other                                               88,831         211,566
                                                    ------------   ------------
                                                      2,836,316      4,827,054
                                                    ------------   ------------

Costs and expenses:
     Research and development                         3,778,035      8,728,152
     Selling, general and administrative              1,347,379      1,641,840
     Cost of goods sold                                 290,147        395,442
     Interest                                            59,375         83,788
                                                    ------------   ------------
                                                      5,474,936     10,849,223
                                                    ------------   ------------

Net loss                                            $(2,638,620)   $(6,022,169)
                                                    ============   ============

Net loss per common share                           $     (0.17)   $     (0.39)
                                                    ============   ============

Weighted average common shares outstanding           15,357,784     15,353,445
                                                    ============   ============


          See accompanying notes to consolidated financial statements.


                              REPLIGEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                      June 30,       March 31,
                                                        1995           1995
                                                    ------------   ------------

Current assets:
     Cash and cash equivalents                      $  7,588,041   $ 13,821,387
     Marketable securities                             4,012,263      1,480,712
     Accounts receivable                               1,887,739      1,686,902
     Amounts due from affiliates                         232,300        962,361
     Inventories                                       1,520,943      1,213,379
     Note receivable from affiliate                           --      4,620,000
     Prepaid expenses and other current assets           779,637      1,039,197
                                                    ------------   ------------
               Total current assets                   16,020,923     24,823,938

Property, plant and equipment, at cost:
     Leasehold improvements                           11,806,097     11,801,854
     Equipment                                         7,637,990      7,625,094
     Furniture and fixtures                              868,030        869,590
                                                    ------------   ------------
                                                      20,312,117     20,296,538
               Less: accumulated depreciation
                 and amortization                     15,738,139     15,312,326
                                                    ------------   ------------
                                                       4,573,978      4,984,212
Restricted cash                                        1,000,000      1,000,000
Other assets, net                                        508,178        521,803
                                                    ------------   ------------
                                                    $ 22,103,079   $ 31,329,953
                                                    ============   ============


          See accompanying notes to consolidated financial statements.


                              REPLIGEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                     June 30,        March 31,
                                                       1995            1995
                                                 --------------  --------------

Current liabilities:
     Accounts payable                            $     634,013   $   1,221,277
     Accrued expenses and other                      8,310,907       9,709,092
     Unearned income                                        --         203,000
     Term loan payable to a bank                            --       4,620,000
                                                 --------------  --------------
          Total current liabilities                  8,944,920      15,753,569
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value --
       authorized -- 5,000,000 shares --
       outstanding -- none                                  --              --
     Common stock, $.01 par value --
       authorized -- 30,000,000 shares--
       outstanding -- 15,358,938 and 15,357,030
       shares at June 30, 1995 and
       March 31, 1995, respectively                    153,589         153,570
     Additional paid-in capital                    127,163,301     126,942,925
     Accumulated deficit                          (114,158,731)   (111,520,111)
                                                 --------------  --------------
           Total stockholders' equity               13,158,159      15,576,384
                                                 --------------  --------------

                                                 $  22,103,079   $  31,329,953
                                                 ==============  ==============


          See accompanying notes to consolidated financial statements.


                                    REPLIGEN CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                                                   Three Months Ended
                                                             ------------------------------
                                                                  1995            1994
                                                             --------------  --------------

Cash flows from operating activities:
  Net loss                                                     $(2,638,620)    $(6,022,169)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities -
      Depreciation and amortization                                425,813         653,472
      Equity in net loss of an affiliate                            13,625          27,325
      Contribution of common stock to ESOP                              --         373,684

  Changes in assets and liabilities -
    Accounts receivable                                           (200,837)      1,282,107
    Amounts due from affiliates                                    730,061       5,314,668
    Inventories                                                   (307,564)       (253,609)
    Prepaid expenses and other current assets                      259,560         465,639
    Accounts payable                                              (587,264)       (784,229)
    Accrued expenses and other                                  (1,398,385)         32,251
    Unearned income                                               (203,000)       (142,013)
                                                             --------------  --------------
      Net cash (used in) provided by operating activities       (3,906,611)        947,126
                                                             --------------  --------------

Cash flows from investing activities:
  (Increase) decrease in marketable securities                  (2,531,551)        612,962
  Purchases of property, plant and equipment, net                  (15,579)       (141,591)
  Decrease in other assets                                              --          36,428
                                                             --------------  --------------
      Net cash (used in) provided by investing activities       (2,547,130)        507,800
                                                             --------------  --------------

Cash flows from financing activities:
  Proceeds from sales of common stock and
    issuance of warrants                                           220,395         261,338
  Proceeds from note receivable due from affiliate               4,620,000              --
  Payment of term loan to bank                                  (4,620,000)             --
                                                             --------------  --------------
      Net cash provided by financing activities                    220,395         261,338
                                                             --------------  --------------

Net decrease in cash and cash equivalents                       (6,233,346)      1,716,264
Cash and cash equivalents, beginning of period                  13,821,387      27,655,061
                                                             --------------  --------------
Cash and cash equivalents, end of period                      $  7,588,041    $ 29,371,325
                                                             ==============  ==============

                                                                                 (Continued)





Supplemental disclosure of cash flow information
  Cash paid for interest                                      $    272,830    $     95,263
                                                             ==============  ==============


                See accompanying notes to consolidated financial statements.


                              REPLIGEN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Basis of Presentation

    The financial statements included herein have been prepared by Repligen Corporation (the "Company" or "Repligen") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures made are adequate to ensure that the information presented is not misleading. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Form 10-K, filed with the Securities and Exchange Commission.

    This financial information includes all adjustments (consisting of normal, recurring adjustments) which the Company considers necessary for a fair presentation of such information. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

    The Company has incurred significant operating losses since inception and is currently undergoing a major restructuring of its operations. The Company anticipates that without additional significant financing in calendar 1995 or early 1996 from either an offering by the Company of its securities, from a third party funding, or the merger of the Company with or the acquisition of the Company by an entity capable of funding its operations, the Company will be forced to curtail or cease operations.


2.  Net Loss Per Common Share

    Primary net loss per common share has been computed by dividing net loss by the weighted average number of shares outstanding during the period.
    Common stock equivalents have not been included for any period as the effect would be antidilutive. Fully diluted net loss per common share has not been presented for any period as the amounts would not differ from primary net loss per common share.


3.  Cash Equivalents and Marketable Securities

    The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at June 30, 1995 are $4,493,000 of money market funds, $1,595,000 of bankers acceptances and $1,400,000 of bank time deposits. These Securities are reported at amortized cost, which approximates fair market value at June 30, 1995. Investments with a maturity period of greater than three months are classified as marketable securities and consist of $3,540,000 of corporate bonds and $472,000 of collateralized mortgage obligations at June 30, 1995.

4.  Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                          June 30,   March 31,
                                                            1995        1995
                                                         ----------  ----------

    Raw materials and work-in-process                    $  325,003  $  240,044
    Finished goods                                        1,195,940     973,335
                                                         ----------  ----------
         Total                                           $1,520,943  $1,213,379
                                                         ==========  ==========


    Work in process and finished goods inventories consist of material, labor and manufacturing overhead. The increase in finished goods inventories is due primarily to anticipated demand for the Company's Protein A product line.


5.  Eli Lilly and Company Agreement

    In May 1992, the Company entered into a Research, Collaboration and License Agreement with Eli Lilly and Company ("Lilly"), whereby the Company granted Lilly an exclusive license to make, use and sell products utilizing antibodies, antibody fragments and engineered polypeptides that bind to CD11b (the "Products"). This agreement expired in February 1995. In June 1995, the Company and Lilly announced an extension of their collaboration and licensing agreement through November 1996. The Company recognized revenues of approximately $1,313,000 and $1,614,000 for research and development performed during the three month periods ended June 30, 1995 and 1994, respectively.


6.  Repligen Clinical Partners,  L.P.

    In February 1992, Repligen Clinical Partners, L.P. (the "Partnership") completed a private placement of 900 limited partnership units, with net proceeds of approximately $40,300,000 in cash and notes receivable, to be received by the Partnership over a three-year period. In connection with the formation of the Partnership, the Company granted to the Partnership an exclusive license to all technology and know-how related to the manufacture, use and sale of recombinant platelet factor-4 (rPF4) in the United States, Canada and Europe (the "Technology"). A wholly-owned subsidiary of the Company, Repligen Development Corporation, serves as the general partner of the Partnership (the "General Partner").

    The Partnership's primary source of funding and capital resources has been the capital contributions made by the limited partners and the General Partner. The primary use of the Partnership's capital resources is to fund research and development performed by the Company pursuant to the Product Development Agreement (the "Development Agreement") and to develop products and receive marketing approval for the sale of such products. As of June 30, 1995, the Partnership had working capital of $1,703,000. As of July 31, 1995, the Partnership has received $11,673,000 of the $13,433,000 final installment due from the limited partners and although the Partnership's working capital and capital requirements may change, the Company believes that the existing resources of the Partnership, assuming the remaining $1,760,000 of unpaid installations is not paid, will be sufficient to fund the operations of the Partnership until at least
    March 31, 1996. At that time it is expected that the additional funds necessary to continue clinical trials and begin commercialization of products will be provided by the Company, if the Company has the necessary resources, or by other corporate partners.

    Under the terms of the Development Agreement with the Partnership, the Company performs research and development activities and will seek to obtain approval from the U.S. Food and Drug Administration for the sale of products that may be developed utilizing the licensed technology. The Partnership is required to reimburse the Company for research and development expenses incurred under the Development Agreement, and pay a management fee equal to 10% of such expenses. Included in the accompanying statements of operations for the three month periods ended June 31, 1995 and 1994 are research and development revenues of approximately $771,000 and $2,091,000 respectively, recognized pursuant to the Development Agreement. During fiscal 1995, the Company incurred an additional $1,641,000 of research and development expenses which could have been charged to the Partnership, but which were absorbed by the Company in an effort to preserve the funds of the Partnership. No such costs were absorbed in the three months ended June 30, 1995. Included in other revenues for the three month periods ended June 31, 1995 and 1994 are approximately $99,000 and $235,000, respectively, representing the 10% management fee under the Development Agreement.

    In June 1994, the Company completed an exchange offer with a majority of the holders of Limited Partner Warrants and Class B Warrants pursuant to which their existing warrants ("Existing Warrants") were exchanged for new warrants ("Exchange Warrants").

    In March 1995, the Company subsequently Offered to modify the majority of Existing Warrants and the Exchange Warrants. Each holder of an outstanding warrant who made the fourth installment payment was free to accept or reject modifications. As of June 9, 1995, 601 of the 811 nondefaulted limited partnership units had accepted the modifications. As a result, Existing Warrants to purchase 130,500 shares of the Company's common stock, modified Existing Warrants to purchase 153,700 shares of the Company's common stock, Exchange Warrants to purchase 466,900 shares of the Company's common stock and modified Exchange Warrants to purchase 1,694,950 shares of the Company's common stock are outstanding at June 9, 1995.


7.  Restructuring Charge

    During fiscal 1995, the Company substantially restructured its operations in an effort to reduce its current rate of expenditures and preserve its available cash and investment balances. In the second quarter, the Company recorded a charge of $975,000 to cover severance costs and related benefits, as well as certain rental losses associated with the sublease of certain facilities. During the fourth quarter, the Company recorded a charge of $10,325,000 to cover severance costs and related benefits, rental losses associated with the sublease of certain facilities, the write-off of certain leasehold improvements, equipment and intangible assets which will no longer be utilized and to reserve for future operating lease payments for equipment which will also no longer be utilized. The restructurings were done in order to reorganize certain business operations and to permit its senior management team to focus on the clinical development of certain lead product candidates. The total restructuring charge of $11,300,000 included cash related expenditures of $6,545,000 and a non-cash charge of $4,755,000. The cash related expenditures consisted of $2,035,000 of severance and related benefits for approximately 140 terminated employees, $3,250,000 of future operating lease payments for assets no longer being utilized, $940,000 of rental losses associated with the sublease of surplus lab and office space, and $320,000 of contract termination fees. The non-cash charge was related to the write-off of leasehold improvements, equipment and other intangibles no longer being utilized. As of June 30, 1995, approximately $1,841,000 of the severance costs, benefit costs and contract termination fees have been paid. The balance is anticipated to be paid over the following three months. As of June 30, 1995, approximately $589,000 of the equipment and facility lease payments have been paid. The balance is scheduled to be paid through fiscal 1998; however, the Company is currently in default under the equipment leases, which gives the lessors thereunder the right to accelerate all future payments ($5,224,000 at June 30, 1995, of which $3,040,000 is included in accrued expenses at June 30, 1995) under these leases. The Company is currently negotiating with the equipment and certain of the facility lessors for early lease termination and a reduction and lease obligation.


8.  Lease Commitments

    The Company leases its office, research and manufacturing facilities and certain equipment under operating lease arrangements. Certain of the equipment lease arrangements require that the Company maintain certain restrictive covenants, including cash and cash equivalent balances of not less than $12,000,000 and certain financial ratios. In addition, one of the lease arrangements requires that the Company maintain $1,000,000 of restricted cash in an escrow account. The Company was not in compliance with certain of these covenants at June 30, 1995 and anticipates that it will not meet these financial covenants during fiscal 1996, which will give the lessors thereunder the right to accelerate all future payments under these equipment leases ($5,224,000 at June 30, 1995, of which $3,040,000 is included in accrued expenses at June 30, 1995).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

Results of Operations

Revenues -

    Total revenues for the three month period ended June 30, 1995 were $2,836,000 as compared to $4,827,000 in the comparable fiscal 1995 period.

    Research and development revenues for the three month period ended June 30, 1995 were $2,084,000 compared to $3,705,000 in the comparable fiscal 1995 period. The decrease of $1,621,000 in the first quarter of fiscal 1996 from the comparable fiscal 1995 period is due primarily to a reduction in revenue from Lilly for the anti-inflammation program and from the Partnership related to the development program for recombinant platelet factor - 4 (rPF4). The decline in revenues from Lilly and the Partnership is caused by a decrease in the need for process development, pre-clinical research and manufacturing activity as both products under development have entered phase I/II clinical trials and is also due to lack of resources of the Partnership, limiting the Partnership's ability to fund the rPF4 program.

    Product revenues for the three month periods ended June 30, 1995 and 1994 were $392,000 and $572,000, respectively. Product revenue for the first quarter fiscal 1996 decreased over the similar fiscal 1995 period due primarily to the timing of Protein A product shipments.

    Investment income decreased in the fiscal quarter of fiscal 1996 over the comparable three month period in fiscal 1995 primarily because of lower average funds available for investment offset in part by higher interest rates.

    Other revenues for the three month period ended June 30, 1995 decreased from the comparable fiscal 1995 period primarily because of a decrease in management fees received from the Partnership.


Expenses -

    During fiscal 1995, the Company substantially restructured its operations in an effort to reduce its current rate of expenditures and preserve its available cash and investment balances. The restructurings were done in order to reorganize certain business operations and to permit its senior management team to focus on the clinical development of the Company's two lead product candidates. In the second quarter, the Company recorded a charge of $975,000 to cover severance costs and related benefits, as well as certain rental losses associated with the sublease of certain facilities. During the fourth quarter, the Company recorded a charge of $10,325,000 to cover severance costs and related benefits, rental losses associated with the sublease of certain facilities, the write-off of certain leasehold improvements, equipment and intangible assets which will no longer be utilized and to reserve for future operating lease payments for equipment which will also no longer be utilized.

    Total expenses for the three month periods ended June 30, 1995 and 1994 were $5,475,000 and $10,849,000, respectively. This decrease in the three month fiscal 1996 period reflects lower operating costs as a result of the fiscal 1995 restructuring efforts.

    Research and development expenses for the three month periods ended
    June 30, 1995 and 1994 were $3,778,000 and $8,728,000, respectively.  The decreased expenses in the first quarter of fiscal 1996 from the comparable period in fiscal 1995 reflect the Company's efforts to reduce costs and to focus its resources on the clinical development of its two lead product candidates. The Company continues to be committed to its research and development agreements with the Partnership and Lilly and to moving these product candidates through clinical trials.

    Selling, general and administrative expenses for the three month periods ended June 30, 1995 and 1994 were $1,348,000 and $1,642,000, a decrease of
    $295,000, which reflects a decrease in administrative personnel and related expenses as part of the Company's cost reduction efforts.

    Cost of goods sold for the three month periods ended June 30, 1995 and 1994 were $290,000 and $395,000, respectively. Cost of goods sold in the three month periods were 74% and 69% of product revenues, respectively. The increase in cost of sales as a percentage of revenue are primarily a result of a change in product mix between the two periods.


Capital Resources and Liquidity

    The Company's total cash, cash equivalents and marketable securities decreased to $11,600,000 at June 30, 1995 from $15,302,000 at March 31,
    1995, a decrease of $3,702,000 or 24%. The decrease reflects net operating losses during the three month period of approximately $2,639,000, the increase in inventories of $308,000 and the reduction of current liabilities of $6,809,000, offset by the reduction in note receivable from affiliate of $4,620,000 and the collection of amounts due from the Partnership as a result of the receipt from the partners of their fourth installment. Working capital decreased to $7,076,000 at June 30, 1995 from $9,070,000 at March 31, 1995 reflecting primarily the loss during the three months ended June 30, 1995.

    The Company has funded operations primarily with cash derived from the sales of its equity securities, research and development contracts, product sales, investment income, proceeds from a term loan with a bank, the sale of the Company's share of a joint venture and leasing of certain equipment. In May 1992, the Company entered into a research and development agreement with Lilly which provided $6,262,000 and $7,790,000 in research funding in fiscal 1995 and 1994, respectively, and $1,313,000 and $1,614,000 in research funding during the three-month period ended June 30, 1995 and June 30, 1994, respectively, and will provide additional funding for research and milestones during the course of the project. In June 1995, the collaboration and licensing agreement with Lilly was extended through November 1996.

    The Company is receiving research and development funding and a 10% management fee from the Partnership pursuant to the Development Agreement. The Company recorded revenue in the three month period ended June 30, 1995 of $771,000 compared to $2,091,000 in the comparable fiscal 1994 period. The Company currently expects funding from the Partnership to continue into the fourth quarter of calendar 1995, although at a reduced rate from fiscal 1994, based upon the existing resources of the Partnership. Funding into the fourth quarter of calendar 1995 is dependent upon reductions in the rate of expenditures by the Company under the Development Agreement and the absorption by the Company of certain costs which would qualify for reimbursement under the Product Development Agreement. At June 30, 1995, the Partnership had working capital of $1,703,000.

    Repligen anticipates that it will need approximately $60,000,000 to complete the remainder of the rPF4 Research Program, to obtain all FDA and other regulatory approvals and to commence sales of any rPF4 Products. Although the Company's working capital and capital requirements may change, the Company estimates that it has funds sufficient to continue the rPF4 Research Program and its other current operations until at least March 31, 1996. Thus, without additional financing in calendar 1995 or early 1996 from either an offering by Repligen of its securities, from third party funding, or the merger of Repligen with or the acquisition of Repligen by an entity capable of funding the rPF4 Research Program, Repligen and the Partnership will not have sufficient funding to continue the rPF4 Research Program and Repligen will be forced to curtail or cease its operations. In the event that Repligen is unable to continue the rPF4 Research Program on behalf of the Partnership, it is obligated under one of the agreements ancillary to the Development Agreement to use its best efforts to license or sell the Technology to a third party. Given the current market for biotechnology securities, Repligen does not believe that an offering of its securities sufficient in aggregate amount to fund the remainder of the rPF4 Research Program is currently feasible. Repligen is currently at the preliminary stages of discussing with various pharmaceutical companies a joint venture pursuant to which such pharmaceutical company would fund the remaining rPF4 Research Program along with Repligen and together they would manufacture and market any rPF4 Products. Because such discussions are at a preliminary stage, the terms of any such joint venture are not known.
    Any such third party may seek to modify the Development Agreement, possibly including a reduction in the royalty rates payable to the Limited Partners under such agreements. Any such amendment would require the consent of the Limited Partners. In addition, any such third party may require that the Partnership be a party to any such joint venture agreement, which may also require the consent of the Limited Partners.

    The General Partner of the Partnership periodically reviews the progress of the Partnership's research program to determine whether the continuation of all or any part thereof is in the best interest of the Limited Partners of the Partnership. If at any time the Board of Directors determines that such research is infeasible or uneconomic and should be discontinued or otherwise determines that the program should be discontinued, or if the Board of Directors of the Company determines not to contribute the additional funds to the Partnership which are determined to be required when all Partnership funds have been expended and no FDA marketing approval has been received for any product developed by the Partnership, the Product Development Agreement will terminate. The Company believes that rPF4 may be useful (i) as a neutralizing agent to reverse the anticoagulant effects of heparin and (ii) as a therapy in the treatment of certain solid tumor cancers. Repligen is committed to the rPF4 development program and intends to finance it with third party funding and Repligen's and the Partnership's remaining funds.

    Repligen has entered into certain operating lease agreements which require the Company to maintain certain restrictive covenants. The Company was not in compliance with certain of these covenants at June 30, 1995 and anticipates that it will not meet these financial covenants during 1996, which will give the lessors thereunder the right to accelerate all future payments under these leases. As of June 30, 1995, $5,224,000 was due on these operating leases, of which $3,040,000 was included in the accrued restructuring charge.

    In March 1993, the Company entered into an unsecured term loan agreement with a bank whereby the bank loaned the Company $4,620,000 at such bank's base rate plus one-half of one percent. The loan matured and was paid in full in May 1995. In addition, the Company had a $4,000,000 unsecured demand line of credit with a bank which expired in June 1995.

PART II.  OTHER INFORMATION

Item 1.  Not applicable

Item 2.  Not applicable

Item 3.  Not applicable

Item 4.  Not applicable

Item 5.  Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)

         (b) None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      REPLIGEN CORPORATION
                                      (Registrant)

Date:  August 11, 1995                By: /S/ Avery W. Catlin
                                          -------------------------------------
                                          Chief Financial Officer

                                          Signing on behalf of the Registrant
                                          and as Principal Financial and
                                          Accounting Officer