Form 10-K/A
period 1995-03-31
REPLIGEN CORP
filed 1995-08-18
CIK 730272

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended March 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                   to
                                   -----------------    -----------------

                        Commission file number:  0-21700

                              REPLIGEN CORPORATION
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                  Delaware                                 04-2729386
--------------------------------------------  ---------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

One Kendall Square, Cambridge, Massachusetts                 02139
--------------------------------------------  ---------------------------------
  (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code:  617-225-6000

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
             Title of each class                     on which registered
--------------------------------------------  ---------------------------------

                    None                                     None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common stock, $0.01 per share
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .
                                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                 ----------

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

===============================================================================

                                     PART IV

Item 14:     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

Item 14(a) The following documents are filed as part of this Annual Report on Form 10-K:

Item 14(a)(1) Financial Statements: See "Index to Financial Statement and Supplementary Data " in Item 8.

Item 14(a)(2)    Financial Statement Schedules:

    1.   Schedule II - Valuation and Qualifying Accounts

         Other financial statement schedules have not been included because they are not applicable or the information is included in financial statements or notes thereto.

Item 14(a)(3)    Exhibits.

    The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

3.  Articles of Incorporation and By-laws

    3.1  --    Restated Certificate of Incorporation, dated June 30, 1992 and filed July 13, 1992 (filed as Exhibit 4.12 to Repligen
               Corporation's Annual Report on Form 10-K for the year ended
               March 31, 1993 and incorporated herein by reference).

    3.2  --    By-laws (filed as Exhibit 3.4 to Repligen Corporation's Form S-1
               Registration Statement No. 33-3959 and incorporated herein by reference).

4.  Instruments Defining the Rights of Security Holders

    4.1  --    Stockholder Agreement, dated May 29, 1981, among Dr. Alexander
               Rich, Dr. Paul Schimmel, and Dr. William M. Jackson and Repligen
               Corporation (filed as Exhibit 4.1  to Repligen Corporation's
               Form S-1 Registration Statement No. 33-3959 and incorporated herein by reference).

    4.2  --    Specimen Stock Certificate (filed as Exhibit 4.2 to Repligen
               Corporation's Form S-1 Registration Statement No. 33-3959 and incorporated herein by reference).

    4.3  --    Form of Subscription Documents for Series A Preferred Stock
               (filed as Exhibit 4.3 to Repligen Corporation's Form S-1
               Registration Statement No. 33-3959 and incorporated herein by reference).

    4.4  --    Form of Subscription Documents for Series B Preferred Stock
               (filed as Exhibit 4.4 to Repligen Corporation's Form S-1
               Registration Statement No. 33-3959 and incorporated herein by reference).

    4.5  --    Common Stock Purchase Agreement, dated May 21, 1985, between The
               Gillette Company and Repligen Corporation (filed as Exhibit 4.5 to Repligen Corporation's Form S-1 Registration Statement No.
               33-3959 and incorporated herein by reference).

    4.6  --    Common Stock Purchase Agreement, dated July 10, 1985, between
               Tiedemanns and Repligen Corporation (filed as Exhibit 4.6 to
               Repligen Corporation's Form S-1 Registration Statement No. 33-
               3959 and incorporated herein by reference).

    4.7  --    Purchase and Option Agreement dated as of March 31, 1987 between
               Centocor, Inc. and Repligen Corporation (filed as an Exhibit to
               Repligen Corporation's Form 8-K filed June 5, 1987 and incorporated herein by reference).

    4.8  --    Form of Limited Partner Warrant, dated as of February 28, 1992
               (filed as Exhibit 4.9 to Repligen Corporation's Annual Report on
               Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).

    4.9  --    Form of Class B Limited Partner Warrant, dated as of February
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

    10.39 -- Development and License Agreement, dated as of March 1, 1995, between Repligen Corporation and Eli Lilly and Company (omitting schedules and exhibits) (filed as Exhibit 10.39 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference). <F1>

               <F1>  Confidential treatment requested.  Portions of this
                     document have been omitted by blocking out the relevant text pursuant to an Application for Confidential Treatment. Such blocked out omissions have been filed separately with the Securities and Exchange Commission. The Registrant shall furnish all omitted schedules and exhibits to this document upon the request of the Securities and Exchange Commission.

    10.40 -- Employment Agreement dated November 18, 1994 between Repligen Corporation and Dr. Leslie Hudson (filed as Exhibit 10.40 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference).

    10.41 -- Employment Agreement dated May 8, 1992 between Repligen Corporation and Avery W. Catlin (filed as Exhibit 10.41 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference).

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REPLIGEN CORPORATION

                                          By: /s/ Sandford D. Smith
                                              ---------------------------------
                                              Sandford D. Smith, President
                                              and Chief Executive Officer
Date:  August 17, 1995

                                  EXHIBIT INDEX
                                  -------------

ITEM                               DESCRIPTION
----  -------------------------------------------------------------------------
27    Financial Data Schedule