Form 10-Q
period 1995-09-30
REPLIGEN CORP
filed 1995-11-14
CIK 730272

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to
                                       ---------------    ---------------

                         Commission file number 0-14656

                              REPLIGEN CORPORATION

                Delaware                               04-2729386
----------------------------------------  -------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

          One Kendall Square
      Cambridge, Massachusetts                            02139
----------------------------------------  -------------------------------------
(Address of principal executive offices)                (Zip Code)

       (Registrant's telephone number, including area code) (617) 225-6000


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

                               Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 2, 1995:

 Common Stock, par value $.01 per share                 15,358,938
----------------------------------------  -------------------------------------
                 Class                              Number of Shares

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
         --------------------

                                            REPLIGEN CORPORATION
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)
                                                        Three Months Ended             Six Months Ended
                                                  ----------------------------  ----------------------------
                                                  September 30,  September 30,  September 30,  September 30,
                                                      1995           1994           1995           1994
                                                  -------------  -------------  -------------  -------------

Revenues:
  Research and development                        $  3,775,943   $  2,287,363   $  5,859,629   $  5,992,001
  Product                                              981,646        703,054      1,373,737      1,274,947
  Investment income                                    191,009        277,185        462,717        592,540
  Other                                                 70,520        174,861        159,351        386,427
                                                  -------------  -------------  -------------  -------------
                                                     5,019,118       3,442,463     7,855,434      8,245,915
                                                  -------------  -------------  -------------  -------------

Cost and expenses:
  Research and development                           3,552,624      7,475,864      7,330,659     16,204,016
  Selling, general and administrative                1,696,083      1,369,379      3,043,462      3,011,219
  Cost of goods                                        699,530        368,756        989,677        764,198
  Interest and other                                     5,101        124,490         64,476        184,677
  Restructuring charge                                     --         975,000             --        975,000
                                                  -------------  -------------  -------------  -------------
                                                     5,953,338     10,313,489     11,428,274     21,139,110
                                                  -------------  -------------  -------------  -------------

Net loss                                             ($934,220)   ($6,871,026)   ($3,572,840)  ($12,893,195)
                                                  =============  =============  =============  =============

Net loss per common share outstanding                   ($0.06)        ($0.45)        ($0.23)        ($0.84)
                                                  =============  =============  =============  =============

Weighted average common shares outstanding          15,358,938     15,357,030     15,358,364     15,355,544
                                                  =============  =============  =============  =============


                        See accompanying notes to consolidated financial statements.


                              REPLIGEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (Unaudited)
                                                  September 30,    March 31,
                                                       1995           1995
                                                  -------------  -------------

Current assets:
  Cash and cash equivalents                       $  11,418,965  $  13,821,387
  Marketable securities                               1,395,161      1,480,712
  Accounts receivable                                 1,483,966      1,686,902
  Amounts due from affiliates                            41,888        962,361
  Inventories                                         1,264,996      1,213,379
  Note receivable from affiliate                          --         4,620,000
  Prepaid expenses                                      802,579      1,039,197
                                                  -------------  -------------
    Total current assets                             16,407,555     24,823,938

Property, plant and equipment, at cost:
  Leasehold improvements                             11,801,854     11,801,854
  Equipment                                           7,710,597      7,625,094
  Furniture and fixtures                                840,236        869,590
                                                  -------------  -------------
                                                     20,352,687     20,296,538

  Less: accumulated depreciation and amortization    16,056,984     15,312,326
                                                  -------------  -------------
                                                      4,295,703      4,984,212
Restricted cash                                           --         1,000,000
Other assets, net                                     1,293,891        521,803
                                                  -------------  -------------

                                                  $  21,997,149  $  31,329,953
                                                  =============  =============

          See accompanying notes to consolidated financial statements.


                              REPLIGEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                                  September 30,    March 31,
                                                       1995           1995
                                                  -------------  -------------

Current liabilities:
  Accounts payable                                  $  827,136   $  1,221,227
  Accrued expenses and other                         8,086,225      9,709,292
  Unearned income                                      697,471        203,000
  Term loan payable to a bank                              --       4,620,000
                                                  -------------  -------------
    Total current liabilities                        9,610,832     15,753,569

Commitments and contingencies (Notes 7 and 8)

Stockholders' equity:
  Preferred stock, $.01 par value--
    authorized -- 5,000,000 shares --
    outstanding -- none                                     --             --
  Common stock, $.01 par value --
    authorized -- 30,000,000 shares --
    outstanding -- 15,358,938 and 15,357,030
    shares at September 30, 1995 and
    March 31, 1995, respectively                       153,589        153,570
  Additional paid-in capital                       127,325,679    126,942,925
  Accumulated deficit                             (115,092,951)  (111,520,111)
                                                  -------------  -------------
    Total stockholders' equity                      12,386,317     15,576,384
                                                  -------------  -------------
                                                  $ 21,997,149   $ 31,329,953
                                                  =============  =============


          See accompanying notes to consolidated financial statements.


                                            REPLIGEN CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                                                              Six Months Ended September 30,
                                                                              ------------------------------
                                                                                   1995            1994
                                                                              --------------  --------------

Cash flows from operating activities:
  Net loss                                                                     $ (3,572,840)  $ (12,893,195)
  Adjustments to reconcile net loss to net cash used in operating activities -
       Depreciation and amortization                                                776,536       1,368,779
       Equity in net loss of an affiliate                                           227,636          31,565
       Net proceeds from sales of property, plant and equipment                      30,000              --
    Changes in assets and liabilities -
       Accounts receivable                                                          202,936         775,074
       Amounts due from affiliates                                                  920,473       4,561,493
       Inventories                                                                  (51,617)       (361,168)
       Prepaid expenses                                                             236,618         245,024
       Accounts payable                                                            (394,141)     (1,234,289)
       Accrued expenses and other                                                (1,623,067)       (486,236)
       Unearned income                                                              494,471          99,968
                                                                              --------------  --------------
         Net cash used in operating activities                                   (2,752,995)     (7,892,985)
                                                                              --------------  --------------
Cash flows from investing activities:
  Decrease in marketable securities                                                  85,551         977,863
  Purchases of property, plant and equipment                                       (118,027)       (236,260)
  Decrease in other assets                                                              276         638,800
                                                                              --------------  --------------
         Net cash (used in) provided by investing activities                        (32,200)      1,380,403
                                                                              --------------  --------------
Cash flows from financing activities:
       Proceeds from sales of common stock and issuance of warrants, net of
         issuance costs and commissions                                             382,773         132,374
       Proceeds from note receivable due from affiliate                           4,620,000              --
       Payment of term loan to a bank                                            (4,620,000)             --
                                                                              --------------  --------------
         Net cash provided by financing activities                                  382,773         132,374
                                                                              --------------  --------------
Net decrease in cash and cash equivalents                                        (2,402,422)     (6,380,208)
Cash and cash equivalents, beginning of period                                   13,821,387      27,655,061
                                                                              --------------  --------------
Cash and cash equivalents, end of period                                       $ 11,418,965    $ 21,274,853
                                                                              ==============  ==============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                       $    276,680    $    193,697
                                                                              ==============  ==============
Supplemental disclosure of non-cash financing activities:
  Restricted cash released to lessor of certain equipment                      $  1,000,000    $        --
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


3.  Cash Equivalents and Marketable Securities

    The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at September 30, 1995 are $7,212,000 of money market funds, $3,000,000 of commercial paper and $900,000 of bank time deposits. Investments with a maturity period of greater than three months are classified as marketable securities and consist of $1,000,000 of government agency bonds and notes and $395,000 of collateralized mortgage obligations at September 30, 1995. These securities are reported at amortized cost, which approximates fair market value at September 30, 1995.

4.  Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                   September 30,     March 31,
                                                       1995            1995
                                                   -------------  -------------

    Raw materials and work-in-process              $     278,796  $     240,044
    Finished goods                                       986,200        973,335
                                                   -------------  -------------
         Total                                     $   1,264,996  $   1,213,379
                                                   =============  =============

    Work in process and finished goods inventories consist of material, labor and manufacturing overhead.


5.  Eli Lilly and Company Agreement

    In May 1992, the Company entered into a Research, Collaboration and License Agreement with Eli Lilly and Company ("Lilly"), whereby the Company granted Lilly an exclusive license to make, use and sell products utilizing antibodies, antibody fragments and engineered polypeptides that bind to CD11b (the "Products"). This agreement expired in February 1995. In June 1995, the Company and Lilly announced an extension of their collaboration and licensing agreement through November 1996. The Company recognized revenues of approximately $1,133,000, $2,446,000, $1,468,000 and $3,082,000
    for research and development performed during the three and six month periods ended September 30, 1995 and 1994, respectively. In September 1995, following an internal portfolio review, Lilly informed the Company of its intent to discontinue the inflammatory disease collaboration due to the reallocation of its resources among other research priorities. Under the terms of the Development and License Agreement, the entire CD11b program, including preclinical and clinical data packages for product candidates m60.1 and h60.1, were returned to the Company. Lilly discontinued funding the program effective October 8, 1995.


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

    The Partnership's primary source of funding and capital resources has been the capital contributions made by the limited partners and the General Partner. The primary use of the Partnership's capital resources is to fund research and development performed by the Company pursuant to the Product Development Agreement (the "Development Agreement") and to develop products and receive marketing approval for the sale of such products. As of September 30, 1995, the Partnership had working capital of $1,838,000. As of October 25, 1995 the Partnership has received $11,792,000 of the $13,433,000 final installment due from the limited partners and although the Partnership's working capital and capital requirements may change, the Company believes that the existing resources of the Partnership, assuming the remaining $1,641,000 of unpaid installations is not paid, will be sufficient to fund the operations of the Partnership until at least
    March 31, 1996. At that time it is expected that the additional funds necessary to continue clinical trials and begin commercialization of products will be provided by the Company if the Company has the necessary resources or by other corporate partners.

    Under the terms of the Development Agreement with the Partnership, the Company performs research and development activities and will seek to obtain approval from the U.S. Food and Drug Administration for the sale of products that may be developed utilizing the licensed technology. The Partnership is required to reimburse the Company for research and development expenses incurred under the Development Agreement, and pay a management fee equal to 10% of such expenses. Included in the accompanying statements of operations for the three and six month periods ended September 30, 1995 and 1994 are research and development revenues of approximately $575,000, $1,346,000, $819,000 and $2,910,000, respectively, recognized pursuant to the Development Agreement. During fiscal 1995, the Company incurred an additional $1,641,000 of research and development expenses which could have been charged to the Partnership, but which was absorbed by the Company in an effort to preserve the funds of the Partnership. No such costs were absorbed in the three and six month periods ended September 30, 1995. Included in other revenues for the three and six month periods ended September 30, 1995 and 1994 are approximately $74,000, $173,000, $105,000 and $340,000, respectively, representing the
    10% management fee under the Development Agreement.

    In June 1994, the Company completed an exchange offer with a majority of the holders of Limited Partner Warrants and Class B Warrants pursuant to which their existing warrants ("Existing Warrants") were exchanged for new warrants ("Exchange Warrants").

    In March 1995, the Company subsequently offered to modify the majority of Existing Warrants and the Exchange Warrants. Each holder of an outstanding warrant who made the fourth installment payment was free to accept or reject modifications. During the quarter, the Partnership wrote off approximately $1,630,000 of notes receivable, relating to 98-1/2 limited partnership units which were foreclosed for failure to pay the fourth installment. As of October 25, 1995, 623-1/2 of the 712-1/2 nondefaulted limited partnership units had accepted the modifications. As a result, Existing Warrants to purchase 75,400 shares of the Company's common stock, modified Existing Warrants to purchase 163,850 shares of the Company's common stock, Exchange Warrants to purchase 198,650 shares of the Company's common stock and modified Exchange Warrants to purchase 1,722,500 shares of the Company's common stock are outstanding at October 25, 1995.

7.  Restructuring Charge

    During fiscal 1995, the Company substantially restructured its operations in an effort to reduce its current rate of expenditures and preserve its available cash and investment balances. In the second quarter of fiscal 1995, the Company recorded a charge of $975,000 to cover severance costs and related benefits, as well as certain rental losses associated with the sublease of certain facilities. During the fourth quarter, the Company recorded a charge of $10,325,000 to cover severance costs and related benefits, rental losses associated with the sublease of certain facilities, the write-off of certain leasehold improvements, equipment and intangible assets that will no longer be utilized and to reserve for future operating lease payments for equipment that will also no longer be utilized. The restructurings were done in order to reorganize certain business operations and to permit its senior management team to focus on the clinical development of certain lead product candidates. The total restructuring charge of $11,300,000 included cash related expenditures of $6,545,000 and a non-cash charge of $4,755,000. The cash related expenditures consisted of $2,035,000 of severance and related benefits for approximately 140 terminated employees, $3,250,000 of future operating lease payments for assets no longer being utilized, $940,000 of rental losses associated with the sublease of surplus lab and office space, and $320,000 of contract termination fees. The non-cash charge was related to the write-off of leasehold improvements, equipment and other intangibles no longer being utilized. As of September 30, 1995, approximately $2,266,000 of the severance costs, benefit costs and contract termination fees have been paid. The balance is anticipated to be paid over the following two months. As of September 30, 1995, approximately $929,000 of the equipment and facility lease payments have been paid. The balance is scheduled to be paid through fiscal 1998; however, the Company is currently in default under the terms of certain equipment leases, which gives the lessors thereunder the right to accelerate all future payments ($3,375,000 at September 30, 1995, of which $2,592,000 is included in accrued expenses at September 30, 1995) under these leases. In September 1995, the lessors terminated an escrow agreement, released $1,000,000 in funds from the escrow account and applied these funds to the Company's future liabilities and obligations under certain equipment leases. The Company is currently negotiating with the equipment lessors and certain of the facility lessors for early lease termination and a reduction in lease obligation.


8.  Commitments

    The Company leases its office, research and manufacturing facilities and certain equipment under operating lease arrangements. Certain of the equipment lease arrangements require that the Company maintain certain restrictive covenants, including cash and cash equivalent balances of not less than $12,000,000 and certain financial ratios. As discussed in
    Note 7, $1,000,000 of cash held in an escrow account under one of these lease arrangements was released in September 1995. Additionally, payment under these equipment leases may be accelerated at the option of the lessors.

    In September 1995, the Company adopted an Incentive and Retention Program (the "Program") to retain employees essential to the operations of the Company. Under the terms of the Program, the Company will make two payments of benefits on October 31, 1995 and December 31, 1995 to eligible individuals who remain employees of the Company on the respective dates.

    The anticipated payments are approximately $324,000 and $640,000, respectively. As of September 30, 1995, the Company had accrued $320,000 of the anticipated payments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------


Results of Operations
---------------------

Revenues -

    Total revenues for the three and six month periods ended September 30, 1995 were $5,019,000 and $7,855,000 as compared to $3,442,000 and $8,246,000 in the comparable fiscal 1995 periods.

    Research and development revenues for the three and six month periods ended September 30, 1995 were $3,776,000 and $5,860,000 compared to $2,287,000 and $5,992,000 in the comparable fiscal 1995 periods. The increase of $1,489,000, and the decrease of $132,000, for the three and six month periods ended September 30, 1995, respectively, from the comparable fiscal 1995 periods is due to a $2,000,000 acquisition fee paid by Genetics Institute, Inc. in September 1995 for the Company's immune modulation business, which offset reductions in revenue from Lilly for the anti-inflammation program and from the Partnership related to the development program for recombinant platelet factor-4 (rPF4). The decline in revenues from Lilly and the Partnership is caused by a decrease in the need for process development, pre-clinical research and manufacturing activity as both products under development have entered phase I/II clinical trials and is also due to lack of resources of the Partnership, limiting the Partnership's ability to fund the rPF4 program. In September 1995, following an internal portfolio review, Lilly informed the Company of its intent to discontinue the inflammatory disease collaboration due to the reallocation of its resources among other research priorities. Under the terms of the Development and License Agreement, the entire CD11b program, including preclinical and clinical data packages for product candidates m60.1 and h60.1, were to be returned to the company. Lilly discontinued funding the program effective October 8, 1995.

    Product revenues for the three and six month periods ended September 30, 1995 were $982,000 and $1,374,000, respectively, compared to $703,000 and $1,275,000 in the comparable fiscal 1995 periods. Fiscal 1996 three and six month periods product revenues increased over the similar fiscal 1995 periods due primarily to the recognition of $430,000 and $520,000, respectively, of contract service revenues generated by the Company's Allegro Biologics division. This increase was offset in part by lower sales volume of the Company's Protein A and diagnostic reagent products.

    Investment income decreased in fiscal 1996 over the comparable three and six month periods primarily because of lower average funds available for investment offset in part by higher interest rates.

    Other revenues for the three and six month periods ended September 30, 1995 decreased from the comparable fiscal 1995 periods primarily because of a decrease in management fees received from the Partnership.

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

    Total expenses for the three and six month periods ended September 30, 1995 were $5,953,000 and $11,428,000, respectively, compared to $10,313,000 and
    $21,139,000 in the comparable fiscal 1995 periods. This decrease in the three and six month periods ended September 30, 1995 reflects lower operating costs as a result of the fiscal 1995 restructuring efforts.

    Research and development expenses for the three and six month periods ended September 30, 1995 were $3,553,000 and $7,331,000, respectively, compared to $7,476,000 and $16,204,000 in the comparable fiscal 1995 periods. The decreased expenses in the three and six month periods of fiscal 1996 from the comparable periods in fiscal 1995 reflect the Company's efforts to reduce costs and to focus its resources on the clinical development of its two lead product candidates and offset partly by the salaries and benefits in the fiscal 1995 periods relating to employees who were terminated in July 1994 and February 1995. The Company continues to be committed to its research and development agreement with the Partnership and to moving the rPF4 product candidates through clinical trials.

    Selling, general and administrative expenses for the three and six month periods ended September 30, 1995 were $1,696,000 and $3,043,000, an increase of $327,000 and $32,000, respectively, over the comparable prior year periods. The increase in expenses is due primarily to the accrual of $320,000 for the Company's Incentive and Retention Program adopted by the Company to retain employees essential to the operations of the Company offset partly by the salaries and benefits in the fiscal 1995 period relating to employees who were terminated in July 1994 and February 1995.

    Cost of goods sold for the three and six month periods ended September 30, 1995 were $700,000 and $990,000, respectively. Cost of goods sold in the three and six month periods were 71% and 72% of product revenues, respectively, versus 52% and 60% of product revenues in the comparable fiscal 1995 periods. The increase in cost of sales as a percentage of revenue is primarily a result of the change in sales mix between fiscal years and the addition of contract service revenues in fiscal 1996.


Capital Resources and Liquidity

    The Company's total cash, cash equivalents and marketable securities decreased to $12,814,000 at September 30, 1995 from $15,302,000 at
    March 31, 1995, a decrease of $2,488,000 or 16%. The decrease reflects net operating losses during the six month period of approximately $3,573,000 and the reduction of current liabilities of $6,143,000, offset by the receipt of a $2,000,000 acquisition fee from Genetics Institute, Inc., the reduction in note receivable from affiliate of $4,620,000 and the collection of amounts due from the Partnership as a result of the receipt from the partners of their fourth installment. Working capital decreased to $6,797,000 at September 30, 1995 from $9,070,000 at March 31, 1995 reflecting primarily the loss during the six months ended September 30, 1995.

    The Company has funded operations primarily with cash derived from the sales of its equity securities, research and development contracts, product sales, investment income, proceeds from a term loan with a bank, the sale of the Company's share of a joint venture and leasing of certain equipment. In May 1992, the Company entered into a research and development agreement with Lilly which provided $6,262,000 and $7,790,000 in research funding in fiscal 1995 and 1994, respectively, and $1,133,000 and $2,446,000 in research funding during the three and six month periods ended September 30, 1995. In June 1995, the collaboration and licensing agreement with Lilly was extended through November 1996. In September 1995, Lilly informed the Company of its intent to discontinue the inflammatory disease collaboration due to the reallocation of resources among other research priorities.
    Lilly discontinued funding the program effective October 8, 1995.

    In September 1995, Genetics Institute, Inc. paid a $2,000,000 acquisition fee for the Company's immune modulation business. The Company will maintain the rights to independently commercialize small molecule-based drugs in the therapeutic area. Genetics Institute will have exclusive rights to commercialize any protein-based drugs that originate from the Company's immune modulation technology as well as the right to develop small molecule drugs based on this technology.

    Repligen has determined to focus on its core research and development activities. As part of its strategy, and in order to ensure that sufficient funds are available to support these activities, Repligen may elect to divest its manufacturing operations or seek other alternatives.

    The Company is receiving research and development funding and a 10% management fee from the Partnership pursuant to the Development Agreement. The Company recorded revenue in the three and six month periods ended September 30, 1995 of $575,000 and $1,346,000 compared to $819,000 and
    $2,910,000 in the comparable fiscal 1995 periods. The Company currently expects funding from the Partnership to continue into the fourth quarter of fiscal 1996, although at a reduced rate from fiscal 1995, based upon the existing resources of the Partnership. Funding into the fourth quarter of fiscal 1996 is dependent upon reductions in the rate of expenditures by the Company under the Development Agreement and the absorption by the Company of certain costs which would qualify for reimbursement under the Product Development Agreement. At September 30, 1995, the Partnership had working capital of $1,838,000.

    Repligen anticipates that it will need approximately $60,000,000 to complete the remainder of the rPF4 Research Program, to obtain all FDA and other regulatory approvals and to commence sales of any rPF4 Products. Although the Company's working capital and capital requirements may change, the Company estimates that it has funds sufficient to continue the rPF4 Research Program and its other current operations until at least March 31, 1996. Thus, without additional financing in calendar 1995 or early 1996 from either an offering by Repligen of its securities, from third party funding, or the merger of Repligen with or the acquisition of Repligen by an entity capable of funding the rPF4 Research Program, Repligen and the Partnership will not have sufficient funding to continue the rPF4 Research Program and Repligen will be forced to curtail or cease its operations. In the event that Repligen is unable to continue the rPF4 Research Program on behalf of the Partnership, it is obligated under one of the agreements ancillary to the Development Agreement to use its best efforts to license or sell the Technology to a third party. Repligen does not believe that an offering of its securities sufficient in aggregate amount to fund the remainder of the rPF4 Research Program is currently feasible. Repligen is currently discussing with various pharmaceutical companies options for funding the remaining rPF4 Research Program and manufacturing and marketing any rPF4 Products on a joint basis. Because such discussions are at various stages, the terms of any such arrangements are not known. Any such third party may seek to modify the Development Agreement, possibly including a reduction in the royalty rates payable to the Limited Partners under such agreements. Any such amendment would require the consent of the Limited Partners. In addition, any such third party may require that the Partnership be a party to any such joint venture agreement, which may also require the consent of the Limited Partners.

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

    Repligen has entered into certain operating lease agreements which require the Company to maintain certain restrictive covenants. The Company was not in compliance with certain of these covenants at September 30, 1995 and anticipates that it will not meet these financial covenants during 1996, which will give the lessors thereunder the right to accelerate all future payments under these leases. In September 1995, the lessors terminated an escrow agreement, released $1,000,000 in funds from the escrow account and applied these funds to the Company's future liabilities and obligations under certain equipment leases. As of September 30, 1995, $3,375,000 was due on these operating leases, of which $2,592,000 was included in the accrued restructuring charge.

PART II.  OTHER INFORMATION


Item 1.  Not applicable


Item 2.  Not applicable


Item 3.  Not applicable


Item 4.  Not applicable


Item 5.  Not applicable.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27 -- Financial Data Schedule (provided for the information of the Securities and Exchange
                            Commission only)

         (b)  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      REPLIGEN CORPORATION
                                      (Registrant)

Date:  November 10, 1995              By: /S/ Avery W. Catlin
                                          -------------------------------------
                                          Chief Financial Officer

                                          Signing on behalf of the Registrant
                                          and as Principal Financial and
                                          Accounting Officer