Form 10-Q
period 1995-12-31
REPLIGEN CORP
filed 1996-02-20
CIK 730272

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995

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

--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes /x/       No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 2, 1996:

   Common Stock, par value $.01 per share                       15,358,938
                    Class                                    Number of Shares

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                              REPLIGEN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              Three Months Ended                Nine Months Ended
                                         -----------------------------     ---------------------------
                                         December 31,     December 31,     December 31,   December 31,
                                             1995             1994             1995           1994
                                         ------------     ------------     ------------   ------------
Revenues:
  Research and development               $  1,674,850     $  2,427,509     $  7,534,479   $  8,419,510
  Product                                     169,289          538,061        1,543,026      1,813,008
  Investment income                           161,394          512,807          624,111      1,105,347
  Other                                        98,833          100,655          258,184        487,082
                                         ------------     ------------     ------------   -------------
                                            2,104,366        3,579,032        9,959,800     11,824,947
                                         ------------     ------------     ------------   -------------
Cost and Expenses:
  Research and development                  2,863,923        7,528,755       10,194,582     23,732,771
  Selling, general and
     administrative                         1,426,515        1,549,458        4,469,977      4,560,677
  Cost of goods                               113,828          269,660        1,103,505      1,033,858
  Interest and other                            2,125           63,105           66,601        247,782
  Restructuring charge                             --               --               --        975,000
                                         ------------     ------------     ------------   -------------
                                            4,406,391        9,410,978       15,834,665     30,550,088
                                         ------------     ------------     ------------   -------------
Net loss                                 ($ 2,302,025)    ($ 5,831,946)    ($ 5,874,865)  ($18,725,141)
                                         ============     ============     ============   =============
Net loss per common share
  outstanding                            ($      0.15)    ($      0.38)    ($      0.38)  ($      1.22)
                                         ============     ============     ============   =============
Weighted average common shares
  outstanding                              15,358,938       15,357,030       15,358,555     15,355,844
                                         ============     ============     ============   =============

          See accompanying notes to consolidated financial statements.

                              REPLIGEN CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                  (Unaudited)



                                                                    December 31,      March 31,
                                                                        1995            1995
                                                                    ------------     -----------
Current assets:
  Cash and cash equivalents                                         $  8,710,617     $13,821,387
  Marketable securities                                                1,364,224       1,480,712
  Accounts receivable                                                    249,909       1,686,902
  Amounts due from affiliates                                              1,926         962,361
  Inventories                                                          1,222,528       1,213,379
  Prepaid expenses                                                       851,224       1,039,197
  Note receivable from affiliate                                              --       4,620,000
                                                                     -----------     -----------
          Total current assets                                        12,400,428      24,823,938
Property, plant and equipment, at cost:
  Leasehold improvements                                              12,256,628      11,801,854
  Equipment                                                            7,616,906       7,625,094
  Furniture and fixtures                                                 842,017         869,590
                                                                     -----------     -----------
                                                                      20,715,551      20,296,538
  Less: accumulated depreciation                                      16,303,503      15,312,326
                                                                     -----------     -----------
    and amortization                                                   4,412,048       4,984,212
Restricted cash                                                               --       1,000,000
Other assets, net                                                      1,293,891         521,803
                                                                     -----------     -----------
                                                                    $ 18,106,367     $31,329,953
                                                                    ============     ===========


          See accompanying notes to consolidated financial statements.

                             REPLIGEN CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                 December 31,       March 31,
                                                                     1995             1995
                                                                -------------     -------------
Current liabilities:
  Accounts payable                                              $     997,448     $   1,221,277
  Accrued expenses and other                                        6,988,677         9,709,292
  Unearned income                                                          --           203,000
  Term loan payable to a bank                                              --         4,620,000
                                                                -------------     -------------
          Total current liabilities                                 7,986,125        15,753,569
Commitments and contingencies (Notes 7 and 8)
Stockholders' equity:
  Preferred stock, $.01 par value --
    authorized -- 5,000,000 shares --
    outstanding -- none                                                    --                --
  Common stock, $.01 par value --
    authorized -- 30,000,000 shares --
    outstanding -- 15,358,938 and 15,357,030
    shares at December 31, 1995 and
    March 31, 1995, respectively                                      153,590           153,570
  Additional paid-in capital                                      127,361,631       126,942,925
  Accumulated deficit                                            (117,394,979)     (111,520,111)
                                                                -------------     -------------
          Total stockholders' equity                               10,120,242        15,576,384
                                                                -------------     -------------
                                                                $  18,106,367     $  31,329,953
                                                                =============     =============

         See accompanying notes to consolidated financial statements.

                              REPLIGEN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                               Nine Months Ended December 31,
                                                               ------------------------------
                                                                    1995           1994
                                                                -----------    ------------
Cash flows from operating activities:
  Net loss                                                      $(5,874,865)   $(18,725,141)
  Adjustments to reconcile net loss
    to net cash used in operating activities -
     Depreciation and amortization                                1,126,356       1,917,875
     Equity in net loss of an affiliate                             227,636          52,925
     Net proceeds frOm sales of property, plant and equipment       133,389              --
    Changes in assets and liabilities -
    Accounts receivable                                           1,436,993       1,286,223
    Amounts due from affiliates                                     960,435       3,808,318
    Inventories                                                      (9,149)        (70,878)
    Prepaid expenses                                                187,973          98,802
    Accounts payable                                               (223,829)       (105,117)
    Accrued expenses and other                                   (2,720,615)        190,879
    Unearned income                                                (203,000)       (214,315)
                                                                -----------    ------------
     Net cash used in operating activities                       (4,958,676)    (11,760,429)
                                                                -----------    ------------

Cash flows from investing activities:
  Decrease in marketable securities                                 116,488       1,008,538
  Purchases of property, plant and equipment                       (687,581)       (404,946)
  Decrease in other assets                                              273         728,800
                                                                -----------    ------------
    Net cash (used in) provided by investing activities            (570,820)      1,332,392
                                                                -----------    ------------
Cash flows from financing activities:
  Proceeds from sales of common stock
    and issuance of warrants, net of
    issuance costs and commissions                                  418,726         363,374
  Proceeds from leasing activities                                       --         361,673
  Proceeds from note receivable due from affiliate                4,620,000              --
  Payment of term loan to a bank                                 (4,620,000)             --
                                                                -----------    ------------
    Net cash provided by financing activities                       418,726         725,047
                                                                -----------    ------------

Net decrease in cash and cash equivalents                        (5,110,770)     (9,702,990)
Cash and cash equivalents, beginning of period                   13,821,387      27,655,061
                                                                -----------    ------------
Cash and cash equivalents, end of period                        $ 8,710,617    $ 17,952,071
                                                                ===========    ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $   280,042    $    199,388
                                                                ===========    ============

Supplemental disclosure of non-cash financing activities:
  Restricted cash released to lessor of certain equipment       $ 1,000,000    $         --
                                                                ===========    ============

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

         The Company has incurred significant operating losses since inception and has undergone major restructurings of its operations. Accordingly, the Company has determined to focus its remaining resources on its core research and development activities. As part of its strategy, and in order to ensure that sufficient funds are available to support these activities, the Company is seeking to divest its manufacturing operations, restructure its long-term debts and reduce its overhead. See discussion under Item 2 - "Recent Developments". If this strategy cannot be successfully implemented, management believes that Repligen will have funds to continue operations through no later than September 30, 1996. In that case, without additional significant financing in the first half of calendar 1996 from either an offering by the Company of its securities, from a third party funding, or the merger of the Company with or the acquisition of the Company by an entity capable of assisting Repligen to fund its operations, the Company will be forced to significantly curtail or cease operations or seek bankruptcy protection.

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

3.       CASH EQUIVALENTS AND MARKETABLE SECURITIES

         The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at December 31, 1995 are $5,354,000 of money market funds, $2,000,000 of commercial paper and $1,000,000 of bank time deposits. Investments with a maturity period of greater than three months are classified as marketable securities and consist of $1,000,000 of government agency bonds and notes and $364,000 of collateralized mortgage obligations at December 31, 1995. These securities are reported at amortized cost, which approximates fair market value at December 31, 1995.

4.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                    December 31,      March 31,
                                                        1995             1995
                                                     ----------       ----------
              Raw materials and work-in-process      $   51,202       $  240,044
              Finished goods                          1,171,326          973,335
                                                     ----------       ----------
                       Total                         $1,222,528       $1,213,379
                                                     ==========       ==========

         Work in process and finished goods inventories consist of material, labor and manufacturing overhead.

5.       ELI LILLY AND COMPANY AGREEMENT

         Effective October 8, 1995, the collaboration and licensing agreement between Eli Lilly and Company ("Lilly") and Repligen for the joint development of products utilizing antibodies, antibody fragments and engineered polypeptides that bind to CD11b (the "CD11b Program") was terminated. The Company recognized revenues of approximately $167,000, $2,613,000, $1,609,000 and $4,691,000 for research and development performed during the three and nine month periods ended December 31, 1995 and 1994, respectively. Under the terms of the agreement, the entire CD11b Program, including preclinical and clinical data packages for product candidates m60.1 and h60.1, were returned to the Company.

6.       REPLIGEN CLINICAL PARTNERS, L.P.

         The Company has granted Repligen Clinical Partners, L.P. (the "Partnership") an exclusive license to all technology and know-how related to the manufacture, use and sale of recombinant platelet factor-4 ("rPF4") in the United States, Canada and Europe (the "Technology"). The Company believes that rPF4 may be useful as (i) a neutralizing agent to reverse the anticoagulant effects of heparin and (ii) a therapy in the treatment of certain solid tumor cancers. Under the terms of the agreements between the Partnership and its limited partners and the Company, the limited partners are entitled to various milestone payments and other royalties in the event that products derived from the Technology are successfully carried to market. The Company also has certain rights to purchase the limited partner interests. A wholly-owned subsidiary of the Company, Repligen Development Corporation, serves as the General Partner of the Partnership.

         Under the terms of a Product Development Agreement between the Partnership and the Company (the "Development Agreement"), the Company performs research and development activities and regulatory work and services in connection with the Technology on behalf of the Partnership (the "Research and Development Program"). The Partnership reimburses the Company for the research and development expenses incurred by the Company under the Development Agreement and pays the Company a management fee under the Development Agreement equal to 10% of such expenses.

         The Company anticipates that the Partnership will need in excess of $50 million to complete the Research and Development Program and commence sales of products derived from the Technology. At December 31, 1995, the Partnership had working capital of $743,000 which it is utilizing for the continuation of the clinical development of the Technology. The Company estimates that these funds will be exhausted by the end of March or early April 1996. To date, the Company has not identified a joint venture partner or collaborator to fund the Research and Development Program. In addition, the Company does not currently have sufficient resources to fund the Research and Development Program on its own nor does it believe that an offering of securities by it or the Partnership sufficient in aggregate amount to fund the remainder of the Research and Development Program is currently feasible. Although the Company continues to believe in the viability of the Technology, the estimated cost of bringing products derived from the Technology to market and the Company's own limited financial resources have made the continued support of the Research and Development Program by the Company economically impractical. Under the terms of the Development Agreement, if the Company declines any request for funds by the Partnership, the Research and Development Program will terminate. No such request has yet been made. The Company understands that the Partnership is considering its alternatives and intends to explore all available options. The Company has pledged its full cooperation and support to the Partnership in this endeavor.

         Included in the accompanying statements of operations for the three and nine month periods ended December 31, 1995 and 1994 are research and development revenues of approximately $951,000, $2,297,000, $819,000 and $3,729,000, respectively, recognized by the Company under the Development Agreement. These amounts exclude for the three and nine month periods ended December 31, 1995 and 1994 approximately $98,000, $271,000, $105,000 and $445,000, respectively, recognized by the Company and included in other revenue, representing the 10% management fee payable under the Development Agreement. These amounts also exclude $1,641,000 of research and development expenses which were incurred by the Company during fiscal 1995 that could have been charged to the Partnership but were instead absorbed by the Company to preserve the Partnership's funds. The Company currently expects some revenues from the Partnership in respect of services performed or to be performed by it for the Partnership during the fourth quarter of fiscal 1996, although at a reduced rate from fiscal 1995. Thereafter, the Company does not anticipate deriving any further revenue from the Partnership.

         In connection with the initial capitalization of the Partnership, the Company issued warrants to purchase common stock of Repligen to the limited partners of the Partnership (the "Original Warrants"). In June 1994, the Company completed an exchange pursuant to which a majority of the holders of the Original Warrants exchanged their Original Warrants for new warrants (the "Exchange Warrants"). Subsequently, in March 1995, the Company offered to modify a majority of the remaining Original Warrants and the Exchange Warrants. Each holder of an outstanding warrant who was not then in default under its obligations to the Partnership was free to accept or reject such modifications. As of February 5, 1996, 623 1/2 of the 712 nondefaulted limited partnership units had accepted the modifications. Accordingly, as of that date, there were issued and outstanding Original Warrants to purchase 75,400 shares of the Company's common stock, modified Original Warrants to purchase 163,850 shares of the Company's common stock, Exchange Warrants to purchase 198,650 shares of the Company's common stock and modified Exchange Warrants to purchase 1,722,500 shares of common stock.

7.       RESTRUCTURING CHARGE

         During fiscal 1995, the Company substantially restructured its operations in an effort to reduce its current rate of expenditures and preserve its available cash and investment balances. In the second quarter of fiscal 1995, the Company recorded a charge of $975,000 to cover severance costs and related benefits, as well as certain rental losses associated with the sublease of certain facilities. During the fourth quarter of fiscal 1995, the Company recorded a charge of $10,325,000 to cover severance costs and related benefits, rental losses associated with the sublease of certain facilities, the write-off of certain leasehold improvements, equipment and intangible assets that will no longer be utilized and to reserve for future operating lease payments for equipment that will also no longer be utilized. The total restructuring charge of $11,300,000 included cash related expenditures of $6,545,000 and a non-cash charge of $4,755,000. The cash related expenditures consisted of $2,035,000 of severance and related benefits for approximately 140 terminated employees, $3,250,000 of future operating lease payments for assets no longer being utilized, $940,000 of rental losses associated with the sublease of surplus lab and office space, and $320,000 of contract termination fees. The non-cash charge was related to the write-off of leasehold improvements, equipment and other intangibles no longer being utilized. As of December 31, 1995, approximately

         $2,352,000 of the severance costs, benefit costs and contract termination fees have been paid. As of December 31, 1995, approximately $1,505,000 of the equipment and facility lease payments have been paid. The balance is scheduled to be paid through fiscal 1998; however, the Company is currently in default under the terms of three equipment leases. In September 1995, the lessors terminated an escrow agreement, released $1,000,000 in funds from the escrow account and applied these funds to the Company's future liabilities and obligations under the equipment leases. In January 1996, the lessors accelerated all future payments under these leases (the aggregate balance of all future rental payments under these leases was ($2,569,000 at December 31, 1995, of which $2,277,000 is included in accrued expenses at December 31, 1995). The aggregate amount claimed due by the equipment lessors, including penalties, default interest and value attributable to the underlying equipment, is approximately $3.7 million. The Company is currently negotiating with the equipment lessors and certain of the facility lessors for early lease terminations and a reduction in lease obligations. See discussion under Item 2 - "Recent Developments".

8.       COMMITMENTS

         In September 1995, the Company adopted an Incentive and Retention Program (the "Program") to retain employees essential to the operations of the Company. Under the terms of the Program, the Company made two payments of benefits of $320,000 on October 31, 1995 and $610,000 on December 31, 1995. The payment of $320,000 was accrued in the second quarter of fiscal 1996 and the payment of $610,000 was expensed in the quarter ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments
Repligen Clinical Partners, L.P. -

         The Company has granted Repligen Clinical Partners, L.P. (the "Partnership") an exclusive license to all technology and know-how related to the manufacture, use and sale of recombinant platelet factor-4 ("rPF4") in the United States, Canada and Europe (the "Technology"). The Company believes that rPF4 may be useful as (i) a neutralizing agent to reverse the anticoagulant effects of heparin and
         (ii) a therapy in the treatment of certain solid tumor cancers. Under the terms of the agreements between the Partnership and its limited partners and the Company, the limited partners are entitled to various milestone payments and other royalties in the event that products derived from the Technology are successfully carried to market. The Company also has certain rights to purchase the limited partner interests. A wholly-owned subsidiary of the Company, Repligen Development Corporation, serves as the General Partner of the Partnership.

         Under the terms of a Product Development Agreement between the Partnership and the Company (the "Development Agreement"), the Company performs research and development activities and regulatory work and services in connection with the Technology on behalf of the Partnership (the "Research and Development Program"). The Partnership reimburses the Company for the research and development expenses incurred by the Company under the Development Agreement and pays the Company a management fee under the Development Agreement equal to 10% of such expenses.

         The Company anticipates that the Partnership will need in excess of $50 million to complete the Research and Development Program and commence sales of products derived from the Technology. At December 31, 1995, the Partnership had working capital of $743,000 which it is utilizing for the continuation of the clinical development of the Technology. The Company estimates that these funds will be exhausted by the end of March or early April 1996. To date, the Company has not identified a joint venture partner or collaborator to fund the Research and Development Program. In addition, the Company does not currently have sufficient resources to fund the Research and Development Program on its own nor does it believe that an offering of securities by it or the Partnership sufficient in aggregate amount to fund the remainder of the Research and Development Program is currently feasible. Although the Company continues to believe in the viability of the Technology, the estimated cost of bringing products derived from the Technology to market and the Company's own limited financial resources have made the continued support of the Research and Development Program by the Company economically impractical. Under the terms of the Development Agreement, if the Company declines any request for funds by the Partnership, the Research and Development Program will terminate. No such request has yet been made. The Company understands that the Partnership is considering its alternatives and intends to explore all available options. The Company has pledged its full cooperation and support to the Partnership in this endeavor.

Restructuring -

         The Company has determined to focus its remaining resources on its core research and development activities. As part of its strategy, and in order to ensure that sufficient funds are available to support these activities, the Company is seeking to divest its manufacturing operations, restructure its long-term debts and reduce its overhead. See Note 7 to notes to Consolidated Financial Statements - "Restructuring Charge".

         The Company has executed a letter of intent with Genzyme Corporation's General Division ("Genzyme") for the sale of Repligen's process development and contract manufacturing division, known as "Allegro Biologics" (the "Genzyme Transaction"). As part of the Genzyme Transaction, Genzyme has offered immediate employment to certain of Repligen's employees and will assume the Company's recombinant Protein A (Protein A(TM)) business. Genzyme will also contract to perform the Company's future process development and manufacturing requirements in connection with its on-going clinical programs under terms to be negotiated. The Genzyme Transaction is subject to the conclusion of a definitive asset purchase agreement and other conditions of closing.

         The Company is simultaneously negotiating with its equipment lessors and one of its facility lessors to restructure and work-out its long-term debts. The Company is presently in default under three operating equipment lease agreements and expects to default under a facility lease for a facility which is no longer used by the Company. In September 1995, certain of the equipment lessors terminated an escrow agreement, released $1 million in funds from the escrow account and applied these funds to the Company's future liabilities and obligations under the equipment leases. In January 1996, the equipment lessors accelerated all future payments under these leases. The aggregate amount claimed due by the equipment lessors as of the date of this report, including penalties, default interest and value attributable to the underlying equipment is approximately
         $3.7 million. The Company has accrued the sum of $2,277,000 on account of the equipment leases which amount is reflected in the restructuring charge. See Note 7 to notes to Consolidated Financial Statements "Restructuring Charge". The consummation of the Genzyme Transaction is conditioned upon the Company coming to terms with its equipment lessors, as certain of the equipment subject to the equipment leases is required to be conveyed by Repligen to Genzyme as part of the transaction.

         There can be no assurance that the Company will come to terms with its long-term creditors or consummate the Genzyme Transaction. If the Company is unable to resolve its creditor disputes and/or close the Genzyme Transaction, the Company estimates that it will have funds to continue operations through no later than September 30, 1996. In that case, without additional financing during the first half of calendar 1996 from either an offering by Repligen of its securities, from third party funding, or the merger of Repligen with or acquisition of Repligen by an entity capable of assisting Repligen to fund its operations, Repligen will be forced to significantly curtail or cease operations or seek bankruptcy protection. Management believes that its chances of raising additional financing are not probable absent a restructuring of its long-term debts and divesture of its manufacturing operations for value.

         If the Company is able to successfully implement its restructuring strategy and close the Genzyme Transaction, it estimates that it will have funds sufficient to continue operations through on or about June 30, 1997. In any case, the Company will aggressively seek to out-license its technologies and pursue other strategic alternatives, such as merger or acquisition candidates and other joint venture or collaborative relationships. Additionally, the Company may seek, to the extent commercially practicable, to raise additional equity financing to reinvigorate its core research and development activities.


Results of Operations

Revenues -

         Total revenues for the three and nine month periods ended December 31, 1995 were $2,104,000 and $9,960,000 as compared to $3,579,000 and
         $11,825,000 in the comparable fiscal 1995 periods.

         Research and development revenues for the three and nine month periods ended December 31, 1995 were $1,675,000 and $7,535,000 compared to $2,428,000 and $8,420,000 in the comparable fiscal 1995 periods. The decrease of $753,000 and $885,000, for the three and nine month periods ended December 31, 1995, respectively, from the comparable fiscal 1995 periods is due to the reduction in revenue from Lilly for the anti-inflammation program, offset in part by a $525,000 license fee paid by Genentech, Inc. in December 1995 for the exclusive sublicense to make and sell antibody fragments, engineered polypeptides and other small molecules that bind to CD18 and CD11a. Total revenue derived from the Partnership for the three and nine month periods ended December 31, 1995 were $951,000 and $2,297,000, compared to $819,000 and $3,729,000 in the comparable fiscal 1995 periods. The decrease in revenues from the Partnership was caused by a decrease in the need for process development, pre-clinical research and manufacturing activity as both products under development have entered phase I/II clinical trials and is also due to lack of resources of the Partnership, limiting the Partnership's ability to fund the rPF4 program. In October 1995, costs related to the exchange offer to the Partnership were fully amortized, offsetting in part, the decline in Partnership revenues for the three month period ended December 31, 1995. In September 1995, following an internal portfolio review, Lilly terminated its collaboration and licensing agreement with the Company respecting the joint development of the CD11b Program. Under the terms of the Agreement, the entire CD11b Program, including preclinical and clinical data packages for product candidates m60.1 and h60.1, were returned to the Company. See Note 5 to notes to Consolidated Financial Statements.

         Product revenues for the three and nine month periods ended December 31, 1995 were $169,000 and $1,543,000, respectively, compared to $538,000 and $1,813,000 in the comparable fiscal 1995 periods. Fiscal 1996 three and nine month periods product revenues decreased from the similar fiscal 1995 periods due primarily to the lower sales volume of the Company's rProtein A(TM) and diagnostic reagent products, offset in part by the recognition of contract service revenues of $29,000 and $549,000, respectively, generated by the Company's Allegro Biologics division.

         Investment income decreased in fiscal 1996 over the comparable three and nine month periods primarily because of lower average funds available for investment offset in part by higher interest rates.

         Other revenues for the three and nine month periods ended December 31, 1995 decreased from the comparable fiscal 1995 periods primarily because of a decrease in management fees received from the Partnership.

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

         Total expenses for the three and nine month periods ended December 31, 1995 were $4,406,000 and $15,835,000, respectively, compared to $9,411,000 and $30,550,000 in the comparable fiscal 1995 periods. This decrease in the three and nine month periods ended December 31, 1995 reflects lower operating costs as a result of the fiscal 1995 restructuring efforts.

         Research and development expenses for the three and nine month periods ended December 31, 1995 were $2,864,000 and $10,195,000, respectively, compared to $7,529,000 and $23,733,000 in the comparable fiscal 1995 periods. The decreased expenses in the three and nine month periods of fiscal 1996 from the comparable periods in fiscal 1995 reflect the Company's efforts to reduce costs and to focus its resources on the clinical development of its two lead product candidates and offset partly by the salaries and benefits in the fiscal 1995 periods relating to employees who were terminated in July 1994 and February 1995.

         Selling, general and administrative expenses for the three and nine month periods ended December 31, 1995 were $1,427,000 and $4,470,000, a decrease of $123,000 and $91,000, respectively, from the comparable fiscal 1995 periods. These decreases in selling, general and administrative expenses are net of an expense of $610,000 and $930,000, for the three and nine month periods ended December 31, 1995, respectively, for the Company's Incentive and Retention Program offset partly by the salaries and benefits in the fiscal 1995 period relating to employees who were terminated in July 1994 and February 1995. See
         Note 8 to notes to Consolidated Financial Statements - "Commitments".

         Cost of goods sold for the three and nine month periods ended December 31, 1995 were $114,000 and $1,104,000, respectively. Cost of goods sold for the three and nine month periods were 67% and 72% of product revenues, respectively, versus 50% and 57% of product revenues in the comparable fiscal 1995 periods. The increase in cost of sales as a percentage of revenue is primarily a result of the change in sales mix between fiscal years and the addition of contract service revenues in fiscal 1996.

Capital Resources and Liquidity

         The Company's total cash, cash equivalents and marketable securities decreased to $10,075,000 at December 31, 1995 from $15,302,000 at March 31, 1995, a decrease of $5,227,000 or 34%. The decrease reflects net operating losses during the nine month period of approximately $5,875,000, the reduction of current liabilities of $7,768,000, the reduction in note receivable from affiliate of $4,620,000 and the collection of amounts due from the Partnership as a result of the receipt from the partners of their fourth installment. Working capital decreased to $4,414,000 at December 31, 1995 from $9,070,000 at March 31, 1995 reflecting primarily the loss during the nine months ended December 31, 1995.

         The Company has funded operations primarily with cash derived from the sales of its equity securities, research and development contracts, out licensing of technologies, investment income, product sales, term loan with a bank, the sale of the Company's share of a joint venture and leasing of certain equipment. In May 1992, the Company entered into a research and development agreement with Lilly which provided $6,262,000 and $7,790,000 in research funding in fiscal 1995 and 1994, respectively, and $167,000 and $2,613,000 in research funding during the three and nine month periods ended December 31, 1995. This agreement terminated effective October 1995.

         In December 1995, Genentech, Inc. paid a $525,000 license fee for the exclusive sublicense to make, use and sell antibodies, antibody fragments, engineered polypeptides and other small molecules that bind to CD18 and CD11a.

         The Company is receiving research and development funding and a 10% management fee from the Partnership pursuant to the Development Agreement. The Company recorded revenue in the three and nine month periods ended December 31, 1995 of $951,000 and $2,297,000 compared to $819,000 and $3,729,000 in the comparable fiscal 1995 periods. The Company currently expects some revenues from the Partnership in respect of services performed or to be performed by it for the Partnership during the fourth quarter of fiscal 1996, although at a reduced rate from fiscal 1995. Thereafter, the Company does not anticipate deriving any further revenue from the Partnership.

         There can be no assurance that the Company will come to terms with its long-term creditors or consummate the Genzyme Transaction. If the Company is unable to resolve its creditor disputes and/or close the Genzyme Transaction, the Company estimates that it will have funds to continue operations through no later than September 30, 1996. In that case, without additional financing during the first half of calendar 1996 from either an offering by Repligen of its securities, from third party funding, or the merger of Repligen with or acquisition of Repligen by an entity capable of assisting Repligen to fund its operations, Repligen will be forced to significantly curtail or cease operations or seek bankruptcy protection. Management believes that its chances of raising additional financing are not probable absent a restructuring of its long-term debts and divesture of its manufacturing operations for value.

         For a further discussion of the Company's capital resources and liquidity, see Item 2 - "Recent Developments", above.

PART II.  OTHER INFORMATION


Item 1.       Not applicable


Item 2.       Not applicable


Item 3.       Defaults upon Senior Securities

              The Company is presently in default in the payment of rent under three equipment lease agreements. The equipment lessors have accelerated all future payments under these leases. The aggregate balance of the future rental payments under these leases was $2,569,000 at December 31, 1995. The total amount claimed due by the equipment lessors as of the date of this report, including penalties, default interest and value attributable to the underlying equipment, is approximately $3.7 million. The Company is currently negotiating with the equipment lessors for early lease terminations and a reduction in certain of the lease obligations. See discussion under Part I, Item 2 - "Recent Developments".


Item 4.       Not applicable


Item 5.       Not applicable.


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)      None

              (b)      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       REPLIGEN CORPORATION
                                       (Registrant)


Date:  February 16, 1996               By:/s/ Avery W. Catlin
                                          -------------------
                                          Chief Financial Officer
                                          Signing on behalf of the Registrant
                                          and as Principal Financial and
                                          Accounting Officer