Form 10-K
period 1996-03-31
REPLIGEN CORP
filed 1996-06-27
CIK 730272

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to _____________

                         Commission file number: 0-21700

                              REPLIGEN CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                      04-2729386
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

117 Fourth Avenue, Needham, Massachusetts                         02194
(Address of principal executive offices)                       (Zip Code)

        Registrant's telephone number, including area code: 617-449-9560

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
    Title of each class                               on which registered
    -------------------                              -----------------------
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The approximate aggregate market value, computed by reference to the closing sale price of such stock quoted on NASDAQ on June 14, 1996 was approximately $17,552,859.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 14, 1996: 15,602,542.

===============================================================================

                                     PART I

Item 1: BUSINESS

        Repligen Corporation is a biopharmaceutical company engaged in the research and development of therapeutic products for human health care. During fiscal year 1996 the Company completed a major downsizing and consolidation of its operations, including the termination of certain research programs, in order to stabilize its financial condition and preserve its cash resources. The Company's research and development programs are now primarily focused on the development of new therapies for chronic and acute inflammation and immunosuppression and the development of enabling technologies for discovery of new drugs by rapid screening of combinatorial chemical libraries.

        As of June 14, 1996, Repligen had approximately 15 employees including five with doctoral degrees. The Company's strategy is to use internal resources for research and preclinical studies and to use pharmaceutical companies or third party contractors to provide manufacturing and clinical development support and for certain administrative functions. Significant expansion of the Company's research or clinical development efforts is dependent on future financing or new partnerships with pharmaceutical companies.

        Repligen was incorporated in May 1981. The Company's principal executive offices are located at 117 Fourth Avenue, Needham, Massachusetts 02194, and its telephone number is (617) 449-9560. As used herein, "Repligen" or the "Company" refers to Repligen Corporation and its wholly-owned subsidiaries, RGEN Corporation, Amira, Inc., Repligen Development Corporation and Glycan Pharmaceuticals, Inc.

                               Recent Developments

        Restructuring. During the past year the Company restructured its operations in order to preserve its capital and ensure continued operations. The restructuring included a substantial reduction in its workforce, the termination of several programs and in May 1996 the closing of its Cambridge research and manufacturing facility. The corporate headquarters has been transferred to facilities previously used by the Company for manufacturing in Needham, Massachusetts. In April and May 1996 the Company negotiated settlements with the holders of certain equipment and facility lease agreements which were in default for an aggregate cost of $3,300,000. Subsequently, surplus equipment owned by Repligen was sold for approximately $1,250,000, net of expenses. As a result of the reduction of operating expenses and elimination of debt, the Company believes it has adequate cash reserves at March 31, 1996 to sustain its operations at their current levels for at least the next twenty four months.

        Acquisition of Glycan Pharmaceuticals, Inc. In March 1996, Repligen acquired Glycan Pharmaceuticals, Inc. ("Glycan"), a private company in Cambridge, Massachusetts founded by three former senior managers of Repligen. Simultaneously with the acquisition, Repligen's senior management resigned or announced their resignations to take place shortly after the acquisition, and Glycan's management assumed senior management positions at the Company. Glycan has focused on the development of enabling technologies for the discovery of new drugs by rapid screening of combinatorial chemical libraries. As a consequence of the Glycan acquisition, Repligen acquired a majority interest in ProsCure, Inc., a subsidiary of Glycan. ProsCure has licensed the rights to certain Glycan discovery technologies and lead compounds for application to the field of cancer.

        PF4 Program Termination. Since February 1992, Repligen has carried out research and development on recombinant Platelet Factor-4 ("rPF4") on behalf of Repligen Clinical Partners, L.P. (the "Partnership"). The Partnership's funding for the development of rPF4 has been substantially consumed, and the Company believes that significant additional funding will be required to commercialize rPF4. In April 1995, the Company announced the termination of the Product Development Agreement and the Purchase Agreement with the Partnership and stopped development of rPF4. Repligen will assist the Partnership in exploring alternatives to maximize the value of the rPF4 program for the benefit of the Partnership.

                  Repligen's Research and Development Programs

        The following table lists Repligen's research and development programs, potential therapeutic indications or clinical trial populations and current status, and is qualified in its entirety by reference to the more detailed descriptions elsewhere in this report.

Program                Indication/Clinical Trial                   Status
- -------                -------------------------                   ------
CD11b                  Acute Inflammation
                         Healthy volunteers                        Phase I (completed)
                         Chronic lung inflammation                 Phase I (completed)
                         Cardiopulmonary bypass surgery            Phase I/II (completed)
                         Thorocoabdominal aortic aneurysm          Phase I/II (completed)

Immune Modulation      Transplantation, autoimmune disease         Preclinical

Chemokine Mutants      Myeloprotection                             Preclinical

Glyceptor Antagonists  Chronic inflammation, atherogenesis         Research


                                  CD11b Program

        The Company's program for the inhibition of acute inflammation is based on the use of monoclonal antibodies to CD11b, a protein on the surface of certain white blood cells called neutrophils, to inhibit neutrophil-mediated inflammation and tissue damage. Neutrophils are a type of white blood cell which normally protect the body from bacterial infection. Once activated by an infection, neutrophils bind to receptors on the endothelial cells that line the blood vessels and subsequently migrate through the vessel wall to the site of infection where they eliminate the bacteria by producing cytotoxic products. Neutrophils can also cause injury following reperfusion, an event in which blood flow to tissue is interrupted and subsequently restored. Restricted blood flow causes a lack of oxygen for tissue adjacent to the restriction site, and neutrophil activation signals are inappropriately produced. When blood flow is restored, the site is flooded with activated neutrophils capable of damaging healthy tissue, resulting in reperfusion injury. Animal models of reperfusion injury have demonstrated that blocking CD11b with a monoclonal antibody prevents the neutrophils from binding to the blood vessel wall and damaging otherwise healthy tissue.

        In November 1990, the Company entered into an exclusive, worldwide license agreement with the University of Michigan for two issued U.S. patents and corresponding foreign patent applications covering the use of monoclonal antibodies capable of blocking CD11b to inhibit inflammation. In January 1991, the Company entered into an exclusive, worldwide license agreement with the Fred Hutchinson Cancer Research Center for a hybridoma cell line designated as 60.1 that secretes a monoclonal antibody capable of specifically binding to the CD11b antigen. In September 1991, Kabi Pharmacia AB licensed to the Company on an exclusive basis a U.S. patent relating to the use of anti-CD11b and anti-CD18 antibodies in reperfusion therapy. With the exception of the Fred Hutchinson Cancer Research Center license, these licenses are subject to the payment of royalties by Repligen.

        In May 1992, the Company entered into a research, collaboration and license agreement with Eli Lilly and Company ("Lilly") pursuant to which the Company and Lilly agreed to develop and market antibody-based anti-inflammatory therapeutics including particular antibodies and antibody fragments that bind to CD11b. In 1993, the Company and Lilly began Phase I clinical testing of its lead product candidate for acute inflammation, a murine monoclonal antibody fragment called m60.1. Initial studies evaluated the safety and pharmacology of m60.1 in patients with chronic lung inflammation and in healthy volunteers. These two studies indicated that m60.1 was well tolerated and had an acceptable half-life in circulation. Following these trials, the Company and Lilly initiated two Phase I/II studies of m60.1 in patients undergoing cardiopulmonary bypass surgery and in patients undergoing scheduled surgery to treat thorocoabdominal aortic aneurysm. The Company has initially targeted the acute inflammatory response associated with these surgical procedures since they most closely resemble the models of reperfusion injury for which antibodies to

CD11b have shown efficacy in animal models. Additional potential clinical indications include more complex diseases such as trauma, myocardial infarct (heart attack), adult respiratory distress syndrome or related disorders in which over-activation of the neutrophil may lead to significant morbidity and mortality.

         In September 1995, Lilly terminated its licensing and collaboration agreement with the Company and the rights to the CD11b program were returned to Repligen. Since September 1995 patient accrual for the cardiopulmonary bypass trial and the thorocoabdominal aortic aneurysm trial has been completed and the data analysis will be completed in 1996. Repligen has also produced a humanized form of this monoclonal antibody called h60.1 which may have a reduced potential for eliciting an antibody response in patients. Preclinical studies completed to date indicate that m60.1 and h60.1 are substantially equivalent in their ability to bind to CD11b and block neutrophil activity in animal models and the Company intends to carry out future clinical studies with h60.1 following regulatory approval. The Company believes that the clinical data collected to date justify continued development of 60.1, and it intends to seek additional financing or a corporate partner to support the program.

                            Immune Modulation Program

        Repligen's immune modulation program focuses on the manipulation of costimulatory factors (CD28, B7, CTLA4), molecules on the surface of certain immune system cells, to suppress or activate an immune response. Based on preclinical data, the Company believes that drugs which block the activity of these costimulatory factors could suppress unwanted immune responses following transplantation and could treat autoimmune diseases such as certain forms of multiple sclerosis, rheumatoid arthritis and diabetes. The currently available treatments to prevent transplant rejection are powerful drugs which cause overall immune suppression, leaving recipients dangerously vulnerable to infection. Over the last four years, Repligen secured rights to a series of patent applications covering several costimulatory factors and their methods of use.

        The Company has produced a soluble form of the factor CTLA4 as a hybrid with an immunoglobulin ("CTLA4-IgG"). The molecule binds to B7 on the surface of certain antigen processing cells and appears to block the activation of T cells which is mediated through the CD28 receptor. CTLA4-IgG has demonstrated activity in several animal models of organ transplant including heart transplant and bone marrow transplant. Activity has also been observed in animal models of multiple sclerosis and autoimmune diabetes. These results support continued development of CTLA4-IgG as a product candidate, and Repligen intends to seek a corporate partner or licensee for this technology. The animal data obtained with CTLA4-IgG validate the importance of CD28 as a modulator of the immune response, and Repligen intends to pursue the discovery of small molecules capable of blocking the activation of CD28 by high throughput screening of libraries of compounds.

        In September 1995, Repligen assigned its patent rights for these three costimulatory factors to Genetics Institute, Inc. and received a fee of $2,000,000. The Company retained the right to independently use the intellectual property and reagents for the discovery of small molecules which block or activate these costimulatory factors. In January 1996, Genetics Institute returned all the rights to a specific product candidate, CTLA4-IgG. Repligen has the right to sublicense its rights to CTLA4-IgG and the small molecule discovery program and intends to seek licensees or partners to develop this technology.

                            Chemokine Mutants Program

         Many existing agents for cancer chemotherapy are toxic because they destroy the myeloid progenitor cells which ultimately mature into platelets, red blood cells and certain white blood cells. This can lead to anemia or susceptibility to infection in the patient and limit use of the drug. If an agent were available to temporarily block the maturation and proliferation of the myeloid progenitor cells during chemotherapy thereby protecting them from destruction, it may allow for higher doses of therapy to be used with fewer side effects.

        The chemokines are a family of closely related proteins that produce a number of important biological effects included mediating inflammatory responses and blocking the proliferation of the myeloid progenitor cells. Repligen has generated modified versions ("mutants") of the proinflammatory chemokine interleukin 8 ("IL-8") which lack the inflammatory neutrophil activating property of the parent molecule, but which retain the ability to suppress the proliferation of the progenitor cells. Certain of the mutant proteins are active in small animals models. These novel molecules may have therapeutic utility in protecting these progenitor cells from the toxic effects of anti-cancer drugs. Patent applications covering the composition of the mutant proteins have been filed in the United States and in foreign countries. The Company will seek a partner to develop its chemokine mutants.

                          Glyceptor Antagonist Program

        Through the acquisition of Glycan, Repligen acquired a series of high throughput screening assays to facilitate the discovery of new compounds capable of blocking the interaction of certain proteins, including inflammatory factors, with a type of cell surface carbohydrate known as a glycosaminoglycan. The Company believes that such compounds will have anti-inflammatory action. Glycan's research on two specific inflammatory factors is supported by a research contract with Glaxo Wellcome plc., a leading international pharmaceutical company. Glycan has filed a patent application in the U.S. and certain foreign countries.

        Glycan has also developed a combinatorial chemistry technology which is capable of rapidly producing large libraries of compounds. This technology is capable of efficiently producing compounds which resemble natural peptides ("peptidomimetic"). Unlike natural peptides, however, the Company's peptidomimetic compounds have a wider range of chemical functional groups than are found in the twenty natural amino acids. In addition, the Company believes that the peptidomimetic compounds may be significantly more stable in vivo than natural peptides, a problem that often prevents natural peptides from being suitable drug candidates. The Glycan synthesis technology is based on solution phase synthesis which is accomplished by simple mixing of solutions containing the reactive starting materials, a process which can be automated to construct large libraries very efficiently.

        Glycan has employed this technology to construct libraries of compounds whose structures are customized to the characteristics of the drug discovery target thereby increasing the probability of finding lead compounds. Repligen intends to further develop this technology and will seek to apply it to additional drug discovery targets through the construction of customized libraries. The Company will also seek to develop or license additional technologies which may improve the efficiency of the drug discovery with high throughput screening.

                               Commercial Products

        Recombinant Protein A. Protein A is a naturally occurring molecule which has the ability to bind tightly to certain classes of antibodies. The Company has developed and produces recombinant Protein A ("rProtein A") in sufficient quantity and quality to be used in the commercial production of antibodies.

        The development, manufacture and marketing of rProtein A has been funded and conducted by Repligen without the assistance of a commercial partner. Repligen sells rProtein A directly and through distributors, including Itochu Techno Chemical, Ltd. (Japan), Kem-En-Tec (Denmark), Pelichem A.G. (Switzerland), and Inter Medico (Canada).

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

                    Patents, Licenses and Proprietary Rights

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

        The Company requires all employees, consultants and commercial partners to agree to keep the Company's proprietary information confidential. There can be no assurance, however, that these agreements will be honored.

                                   Competition

        Repligen is engaged in a business characterized by extensive research efforts, rapid developments and intense competition. Competition can only be expected to increase in the future. Repligen competes with specialized biotechnology companies and large pharmaceutical companies, many of which have more capital, more extensive research and development capabilities and greater marketing and human resources than the Company. There are numerous competitors in the area of anti-inflammatories, immune modulation and the Company's other research programs. At this time, it is impossible to determine which approach, if any, currently being pursued will ultimately become successful, and consequently, any one of Repligen's competitors has the potential to develop a successful approach to inflammation inhibition. However, the Company believes that its multiple approaches to the inhibition of inflammation are unique and prosecutable by patents and may give the Company a potential competitive advantage in this market.

                              Government Regulation

        The Company's business activities are subject to extensive regulation for safety and efficacy by numerous governmental authorities in the United States and other countries. In the United States, the Company's activities are subject to rigorous regulation by the United States Food and Drug Administration ("FDA"), and other Federal, state and local agencies governing, among other things, research and development activities and the testing, manufacturing, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's current products and any products which may be developed by the Company and its commercial partners. Further, additional government regulation may be established which could affect regulatory approval of the Company's products.

        The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes (i) preclinical laboratory and animal tests, (ii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug in its intended indication, (iii) submission to the

FDA of a New Drug Application ("NDA") with respect to drugs and a Product License Application ("PLA") with respect to biologics for approval prior to any commercial sale or shipment of the drug or biologic. Clinical trials are typically conducted in three sequential phases, which may overlap. In Phase I, the initial introduction of the drug to humans, the drug is tested for safety (adverse effects), dosage tolerance, mechanism of action and metabolism. Phase II involves studies in a limited patient population to (i) evaluate the effectiveness of the drug for specific targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical effectiveness and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of the Company's products subject to such testing. Repligen will have its product candidates manufactured by third parties who are able to comply with the good manufacturing requirements of the FDA.

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

                                    Employees

        As of June 14, 1996, the Company had 15 employees. Of the 15 employees, 7 were engaged in research and development and 8 in administrative and marketing functions. Doctoral degrees are held by 5 of the Company's employees.

            Cautionary Statement Regarding Forward-Looking Statements

        Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements.

Item 2: DESCRIPTION OF PROPERTY

        The Company's principal executive offices, primary research and production facilities are located at 117 Fourth Avenue in Needham, Massachusetts. The Company occupies approximately 13,000 square feet of research, manufacturing and office space in Needham under a four year sublease from T Cell Sciences, Inc. In May 1996 the Company's lease at One Kendall Square, Cambridge, Massachusetts expired and the Company terminated all of its operations at this facility. The 10,500 square feet of laboratory space located at 83 Rogers Street, Cambridge, Massachusetts has been subleased by the Company to BIODEVELOPMENT Laboratories, Inc. In conjunction with the acquisition of Glycan, the Company has assumed a lease for approximately 2,000 square feet of office and laboratory space at 100 Inman Street, Cambridge, Massachusetts which terminates on September 30, 1996.

Item 3: LEGAL PROCEEDINGS

        Not applicable.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of the Company through solicitation of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the names, ages and positions of the executive officers of the Company:

     Name                      Age                       Positions
     ----                      ---                       ---------
Walter C. Herlihy              44        President, Chief Executive Officer and Director
James R. Rusche                42        Vice President, Research and Development
Daniel P. Witt                 48        Vice President, Business Development
Avery W. Catlin*               48        Vice President, Finance and Chief Financial Officer


* In April 1996, Mr. Catlin left the Company to pursue other interests.


       Walter C. Herlihy, Ph.D. joined the Company in March 1996 as President, Chief Executive Officer and Director in connection with the Company's merger with Glycan Pharmaceuticals, Inc. From 1993 to 1996, Dr. Herlihy was the President and CEO of Glycan. From 1981 to 1993, he held numerous research positions at Repligen, most recently as Senior Vice President, Research and Development. Dr. Herlihy holds an A.B. degree in chemistry from Cornell University and a Ph.D. in chemistry from MIT.

       James R. Rusche, Ph.D. joined the Company in March 1996 as Vice President, Research and Development in connection with the Company's merger with Glycan Pharmaceuticals, Inc. From 1994 to 1996, Dr. Rusche was a Vice President, Research and Development of Glycan. From 1985 to 1993, he held numerous research positions at Repligen, most recently as Vice President, Discovery Research. Dr. Rusche holds a B.S. degree in microbiology from the University of Wisconsin, LaCrosse and a Ph.D. in immunology from the University of Florida.

       Daniel P. Witt, Ph.D. joined the Company in March 1996 as Vice President, Business Development in connection with the Company's merger with Glycan Pharmaceuticals, Inc. From 1993 to 1996, Dr. Witt was Vice President, Business Development of Glycan. From 1981 to 1993, he held numerous research positions at Repligen, most recently as Vice President, Technology Acquisition. Dr. Witt holds a B.A. degree in chemistry from Gettysberg College and a Ph.D. in biochemistry from the University of Vermont.

       Avery W. Catlin left the Company in April 1996 to pursue other interests. Prior to leaving, he was Vice President, Finance, Chief Financial Officer, Secretary and Treasurer of the Company. He joined the Company in June 1992 as Corporate Controller.

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

   Fiscal 1995:                      High                 Low
   -----------                       ----                 ---
   First Quarter                     $6.00              $3.25
   Second Quarter                     4.125              2.125
   Third Quarter                      3.375              1.625
   Fourth Quarter                     3.125              1.625

   Fiscal 1996:
   -----------
   First Quarter                     $3.00              $1.25
   Second Quarter                     2.125              1.188
   Third Quarter                      1.938              0.875
   Fourth Quarter                     1.688              0.938

        On June 14, 1996, the reported closing price of the Common Stock as reported by NASDAQ was $1.125 per share.

                                  Stockholders

        As of June 14, 1996, there were approximately 1,092 stockholders of record of the Company's common stock, excluding stockholders whose shares were held in nominee name.

                                    Dividends

        The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

Item 6: SELECTED CONSOLIDATED FINANCIAL DATA


                                                         Years Ended March 31,
                                   ------------------------------------------------------------------
                                     1996        1995           1994            1993           1992
                                   --------    ---------      --------        --------      ---------
                                               (In thousands, except per share amounts)
Operating Statement Data:
  Revenues:
   Research and development        $  7,949    $  10,988      $ 19,392        $ 21,444       $  6,658
   Product                            1,874        3,885         4,947           2,113          1,998
   Investment and other               1,036        2,069         2,494           3,765          3,003
                                  ---------    ---------      --------        --------       --------
                                     10,859       16,942        26,833          27,322         11,659
                                  ---------    ---------      --------        --------       --------

Costs and expenses:
  Research and development           12,314       31,012        35,919          30,705         13,741
  Cost of goods sold                  1,516        1,535         3,933           1,194            865
  Selling, general and
   administrative                     4,925        4,673         6,206           6,710          4,064
  Interest                               58          372           312              --             --
  Restructuring charge                3,567       11,300            --              --             --
  Charge for acquired
   research and development              --           --            --              --          5,764
                                  ---------    ---------      --------        --------       --------
                                     22,380       48,892        46,370          38,609         24,434
                                  ---------    ---------      --------        --------       --------
  Net loss                        $ (11,521)   $ (31,950)     $(19,537)       $(11,287)      $(12,775)
                                  =========    =========      =========      =========      =========

Net loss per common share         $   (0.75)   $   (2.08)     $  (1.53)       $  (0.93)      $  (1.14)
                                  =========    =========      ========        ========       ========
Weighted average common
  shares outstanding                 15,370       15,356        12,788          12,085         11,218
                                  =========    =========      ========        ========       ========


                                                                  March 31,
                                   ------------------------------------------------------------------
                                     1996        1995           1994            1993           1992
                                   --------    ---------      --------        --------      ---------
                                                              (In thousands)
Balance Sheet Data:1/
  Cash and investments2/           $  7,222    $  15,302      $ 29,215        $ 40,090       $ 38,685
  Working capital                     4,154        9,070        32,517          31,026         34,185
  Total assets                        9,231       31,330        59,611          63,483         54,191
  Long-term debt                         --           --            --           4,620             --
  Accumulated deficit              (123,042)    (111,520)      (79,570)        (60,033)       (48,745)
  Stockholders' equity                4,809       15,576        46,737          48,877         50,937


- ----------------
1/ No dividends were declared or paid during any of the periods presented.

2/ Includes long-term investment securities of $4,591,000 and $7,329,000 in fiscal years 1993 and 1992, respectively.

Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Repligen is a biopharmaceutical company engaged in the research and development of therapeutic products for human health care. A substantial portion of the Company's revenues and expenses has been associated with research and development activities conducted in collaboration with commercial partners and Repligen Clinical Partners, L.P. (the "Partnership"). In September 1995 and April 1996, respectively, the Company's arrangements with its primary commercial partner, Eli Lilly and Company ("Lilly") and the Partnership were terminated. The Company currently does not have any significant research and development funding arrangements. The Company also devotes significant resources to the research and development of proprietary products. In addition, the Company receives income from its investments and through the sale of products that are manufactured by the Company. The Company has incurred cumulative operating losses since its inception in 1981. As of March 31, 1996, its accumulated deficit was $123,042,000. During fiscal 1996, the Company completed a major downsizing and restructuring of its activities, including the termination of certain research programs, which significantly reduced its cash burn rate. These actions were completed in an effort to stabilize Repligen's financial condition and preserve its cash resources. As a result of the reduction of operating expenses and elimination of debt, the Company believes it has adequate cash reserves at March 31, 1996 to finance its operations at their current levels for at least the next twenty four months.

Results of operations

Fiscal Year Ended March 31, 1996 Versus Fiscal Year Ended March 31, 1995

        Revenues. Total revenues for fiscal 1996 were $10,859,000 as compared to $16,942,000 in fiscal 1995, a decrease of $6,083,000. Research and development revenues for fiscal 1996, totaling $7,949,000, decreased by $3,040,000 or 28% from fiscal 1995 levels. This decrease reflects reduced product development funding from Lilly with respect to the Company's inflammation inhibition (CD11b) program and from the Partnership with respect to rPF4, offset in part by a $2,000,000 fee paid by Genetics Institute, Inc. in September 1995 for the assignment of intellectual property and the transfer of certain reagents associated with the Company's immune modulation technology and a $525,000 license fee paid by Genentech, Inc. in December 1995 for the exclusive sublicense to make and sell antibody fragments, engineered peptides and other small molecules that bind to CD18 and CD11a. The decrease in funding from Lilly in fiscal 1996 was due to the termination of the CD11b program. Lilly terminated its collaboration and licensing agreement with the Company in September 1995, with respect to the joint development of the CD11b program. Under the terms of the agreement, the entire CD11b program, including preclinical and clinical data packages for product candidates m60.1 and h60.1, were returned to the Company. Revenues recognized under the Lilly agreement totaled $2,613,000 in fiscal 1996. The decrease in funding from the Partnership reflects a decrease in billings based on lower levels of research activity and a decrease in the need for process development and manufacturing activity as both products under development had entered Phase I/II clinical trials and is also due to lack of resources of the Partnership, limiting the Partnership's ability to fund the rPF4 program. Research and development revenues recognized under the rPF4 program totaled $2,693,000 in fiscal 1996.

        Product revenues for fiscal 1996 were $1,874,000 compared to $3,885,000 in fiscal 1995. The decrease of $2,011,000 or 52% was due to a reduction in product sales volume of the Company's rProtein A(TM) and diagnostic reagent products by $590,000, sales of product to Hoffmann-LaRoche and Abbott Laboratories totaling $2,049,000 in fiscal 1995 which were not realized in fiscal 1996, offset in part by the recognition of contract service revenues of $549,000 generated by the Company.

        Investment income decreased by $687,000 from fiscal 1995 levels due primarily to lower average funds available for investment in fiscal 1996. The Company expects investment income to continue to decrease due to its current cash position. Other revenues for the fiscal 1996 period decreased by $346,000 from fiscal 1995 due primarily to a decrease in management fees received from the Partnership.

        Expenses. During fiscal 1996, the Company substantially downsized and consolidated its operations in order to stabilize the Company's financial condition and preserve its cash reserves. During the fourth quarter, the Company recorded a charge of $3,567,000 to cover severance costs and related benefits, the settlement of equipment and facility lease obligations and the write-off of certain leasehold improvements and equipment no longer being utilized, reduced in part by cash received from the sale of assets and the reversal of certain accruals no longer required due to the downsizing. The total restructuring charge of $3,567,000 included cash related expenditures of $1,246,000 and a non-cash charge of $2,321,000. The cash related expenditures consisted of $333,000 of severance and related benefits for approximately 20 terminated employees, $1,991,000 of lease settlement payments and $172,000 in legal fees associated with the restructurings, offset by cash of $1,250,000 received from the sale of excess equipment. The non-cash charge related to the writeoff of leasehold improvements and equipment no longer being utilized, offset by the reversal of accruals no longer required. See Note 2 of Notes to Consolidated Financial Statements.

        Research and development expenses for fiscal 1996, totaling $12,314,000, decreased by $18,698,000, or 60%, from fiscal 1995 levels. The decrease in expenses reflects a reduction in research and development headcount and related expenses, decreased development activities, lower expenditures for clinical trials and the Company's efforts to reduce costs. The Company expects research and development expenses to be significantly reduced in 1997 as compared to 1996 due to the restructuring.

        Cost of goods sold for fiscal 1996 decreased by $20,000 from the prior fiscal year. Cost of goods sold in fiscal 1996 were 80% of product revenues versus 40% of product revenues for fiscal 1995. The increase in this percentage is the result of a change in product mix between fiscal years and is attributable to lower margins experienced on contract service revenues in fiscal 1996 and the writeoff of products no longer being sold.

        Selling, general and administrative expenses for fiscal 1996, totaling $4,925,000, increased $251,000 from fiscal 1995 due primarily to increases in legal expenses and employee retention costs offset in part by a decrease in administrative personnel and related expenses as part of the Company's cost reduction efforts. The Company expects administrative expenses to be significantly reduced in 1997 as compared to 1996 due to the restructuring.

        Interest expense for fiscal 1996 reflects interest incurred by the Company through May 1995 when its term loan with a bank was paid in full and the decrease from the comparable fiscal 1995 period reflects a full twelve months of interest incurred in fiscal 1995.

Fiscal Year Ended March 31, 1995 Versus Fiscal Year Ended March 31, 1994

        Revenues. Total revenues for fiscal 1995 were $16,942,000 as compared to $26,833,000 in fiscal 1994, a decrease of $9,891,000. Research and development revenues for fiscal 1995 decreased by $8,403,000 or 43% from fiscal 1994 levels. This decrease reflects reduced product development funding from Lilly with respect to the Company's CD11b program and from the Partnership with respect to rPF4. The decrease in funding from Lilly in fiscal 1995 was caused by a decrease in the need for process development, preclinical research and manufacturing activity as the product under development had entered phase I/II trials. Revenues recognized under the Lilly agreement totaled $6,262,000 in fiscal 1995. The decrease in funding from the Partnership reflects a decrease in billings based on lower levels of research activity and the decision of Repligen management to fund a greater portion of the program out of its own cash reserves in order to preserve the funds available of the Partnership. Research and development revenues recognized under the rPF4 program totaled $4,352,000 in fiscal 1995. In fiscal 1995, Repligen financed approximately $1,641,000 of the program with its own funds through absorption of such expenditures.

        Product revenues for fiscal 1995 were $3,885,000 compared to $4,947,000 in fiscal 1994. The decrease of $1,062,000 or 21% was due to reductions in product sales volume and contract manufacturing revenues resulting from a supply arrangement obtained as part of the Company's acquisition of certain assets from Abbott Biotech, Inc. in May 1992.

        Investment income increased by $44,000 from fiscal 1994 levels due to higher interest rates, offset in part by lower average funds available for investment in fiscal 1995. Other revenues for fiscal 1995 decreased by $469,000 from fiscal 1994 due primarily to a decrease in management fees received from the Partnership.

        Expenses. During fiscal 1995, the Company substantially restructured its operations in an effort to reduce its rate of expenditures and preserve its available cash and investment balances. In the second quarter, the Company recorded a charge of $975,000 to cover severance costs and related benefits, as well as certain rental losses associated with the sublease of certain facilities. During the fourth quarter of fiscal 1995, the Company recorded a charge of $10,325,000 to cover severance costs and related benefits, rental losses associated with the sublease of certain facilities, the write-off of certain leasehold improvements, equipment and intangible assets which were no longer utilized and to reserve for future operating lease payments for equipment which was also no longer utilized. The restructurings were done in order to reorganize certain business operations and the Company's senior management team to focus on the clinical development of certain lead product candidates. The total restructuring charge of $11,300,000 included cash related expenditures of $6,545,000 and a non-cash charge of $4,755,000. The cash related expenditures consist of $2,035,000 of severance and related benefits for approximately 140 terminated employees, $3,250,000 of future operating lease payments for assets no longer being utilized, $940,000 of rental losses associated with the sublease of surplus lab and office space, and $320,000 of contract termination fees. Approximately $1,076,000 of these expenses were paid during fiscal 1995 with the majority of the balance paid during fiscal 1996. The non-cash charge related to leasehold improvements, equipment and other intangibles no longer being utilized. See Note 2 of Notes to Consolidated Financial Statements.

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

Capital Resources and Liquidity

        The Company's total cash, cash equivalents and marketable securities decreased to $7,222,000 at March 31, 1996 from $15,302,000 at March 31, 1995.
This decrease is due in part to net losses during the period of $11,522,000, reductions in payables and accruals of $6,664,000 and the payment of a term loan payable to a bank of $4,620,000, offset primarily from noncash related charges of $3,759,000 for depreciation and amortization and restructuring related charges, reductions in receivables and the collection of amounts due from the Partnership totaling $6,806,000, a reduction in prepaid expenses of $851,000 and a reduction in other assets of $1,400,000. Working capital decreased to $4,153,563 at March 31, 1996 from $9,070,000 at March 31, 1995.

        The Company has funded operations primarily with cash derived from sales of its equity securities, research and development contracts, product sales, investment income, proceeds from a term loan with a bank, the sale of the Company's share of a joint venture and leasing of certain equipment. In May 1992, the Company entered into a research and development agreement with Lilly which provided $2,613,000, $6,262,000 and

$7,790,000 in research funding in fiscal 1996, 1995 and 1994, respectively.
In September 1995, Lilly terminated its collaboration and licensing agreement with the Company with respect to the joint development of the CD11b Program and the rights to the Program were returned to Repligen.

        The Company has received research and development funding from the Partnership pursuant to the Product Development Agreement. The Company recognized $2,693,000, $4,352,000 and $10,762,000 of such funding as revenue in fiscal 1996, 1995 and 1994, respectively. In April 1996, the Company announced the termination of the Product Development Agreement and the Purchase Agreement with the Partnership. Under the terms of the various agreements between the parties, the rights to the rPF4 technologies remain with the Partnership.

        In September 1995, Genetics Institute, Inc. paid a $2,000,000 fee for the assignment of intellectual property and the transfer of certain reagents associated with the Company's immune modulation technology. Genetics Institute has exclusive rights to commercialize any protein-based drugs that originate from this technology with the exception of CTLA4-IgG, for which the Company retains its rights, and to develop small molecule drugs based on this technology. The Company retained the rights to independently commercialize small molecule-based drugs in the therapeutic area. In December 1995, Genentech, Inc. paid a $525,000 license fee for the exclusive sublicense to make, use and sell antibody fragments, engineered polypeptides and other small molecules that bind to CD18 and CD11a.

        At March 31, 1996, the Company was in default under a facility lease and three equipment lease agreements. Subsequent to year end, under the terms of negotiated settlement arrangements, the Company paid approximately $300,000 and $3,000,000 in settlement fees to the facility landlord and equipment lessors, respectively. The settlement fees with respect to the operating equipment lease agreements represent discounted remaining lease obligations and the purchase price of certain leased equipment from the equipment lessors. In May 1996, a substantial amount of this equipment originally on lease as well as certain surplus Company owned equipment was sold at pubic auction for approximately $1,250,000, net of selling expenses. The obligation for the settlement payments to the lessors and landlord, net of funds received from the sale of equipment, has been reflected in the restructuring accrual at March 31, 1996.

        In March 1993, the Company entered into an unsecured term loan agreement with a bank whereby the bank loaned the Company $4,620,000 at such bank's base rate plus one-half of one percent. The loan matured in March 1995 and was subsequently paid in full.

        Capital expenditures for fiscal 1996 and 1995 were $643,000 and $556,000, respectively. The capital expenditures in fiscal 1996 and 1995 primarily reflect the purchase of research, development and manufacturing equipment.

Item 8: FINANCIAL STATEMENTS

                              REPLIGEN CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page

Report of Independent Public Accountants                                   17

Consolidated Financial Statements:

Consolidated Balance Sheets at March 31, 1996 and 1995                     18

Consolidated Statements of Operations for Years
  Ended March 31, 1996, 1995 and 1994                                      19

Consolidated Statements of Stockholders' Equity for Years
  Ended March 31, 1996, 1995 and 1994                                      20

Consolidated Statements of Cash Flows for Years
  Ended March 31, 1996, 1995 and 1994                                      21

Notes to Consolidated Financial Statements                                 22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Repligen Corporation:

        We have audited the accompanying consolidated balance sheets of Repligen Corporation (a Delaware corporation) and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repligen Corporation and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.


                                                   /s/ ARTHUR ANDERSEN LLP
                                                   ARTHUR ANDERSEN LLP

Boston, Massachusetts
May 8, 1996 (except with respect
to the matters discussed in Notes
2 and 10 as to which the date
is May 30, 1996)

                              REPLIGEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,
                                                         -----------------------------------
                                                             1996                   1995
                                                         -----------             -----------
                                             ASSETS
Current assets:
  Cash and cash equivalents                               $6,944,140            $ 13,821,387
  Marketable securities                                      278,115               1,480,712
  Accounts receivable, less reserves
   of $152,000 and $300,000, respectively                    421,254               1,686,902
  Amounts due from affiliate                                  42,284                 962,361
  Inventories                                                701,224               1,213,379
  Note receivable from affiliate                                  --               4,620,000
  Prepaid expenses and other current assets                  188,554               1,039,197
                                                         -----------            ------------
   Total current assets                                    8,575,571              24,823,938
Property, plant and equipment, at cost:
  Equipment                                                  688,091               7,625,094
  Furniture and fixtures                                      20,422                 869,590
  Leasehold improvements                                       2,000              11,801,854
                                                         -----------            ------------
                                                             710,513              20,296,538

   Less -- accumulated depreciation and amortization         176,946              15,312,326
                                                         -----------            ------------
                                                             533,567               4,984,212
Restricted cash                                                   --               1,000,000
Other assets, net                                            121,389                 521,803
                                                         -----------            ------------
                                                         $ 9,230,527            $ 31,329,953
                                                         ===========            ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $   546,129            $  1,221,277
  Accrued expenses and other                               3,720,881               9,709,292
  Unearned income                                            154,998                 203,000
  Term loan payable to a bank                                     --               4,620,000
                                                         -----------            ------------
   Total current liabilities                               4,422,008              15,753,569
Commitments and contingencies (Notes 2, 10 and 12)
Stockholders' equity:
Preferred stock, $.01 par value -- authorized --
   5,000,000 shares -- outstanding -- none                       --                      --
Common stock, $.01 par value -- authorized --
   30,000,000 shares -- outstanding -- 15,602,542
     shares and 15,357,030 shares
     at March 31, 1996 and 1995, respectively               156,025                 153,570
Additional paid-in capital                              127,694,145             126,942,925
Accumulated deficit                                    (123,041,651)           (111,520,111)
                                                       ------------             -----------
   Total stockholders' equity                             4,808,519              15,576,384
                                                       ------------             -----------

                                                       $  9,230,527             $31,329,953
                                                       ============             ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              REPLIGEN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Years Ended March 31,
                                               ----------------------------------------------
                                                    1996            1995             1994
                                               ------------      -----------      -----------
Revenues:
    Research and development                     $5,424,304      $10,988,567      $19,391,977
    Sale of intellectual property rights          2,525,000               --               --
    Product                                       1,873,687        3,884,642        4,946,893
    Investment income                               737,536        1,424,558        1,380,672
    Other                                           298,350          644,548        1,113,152
                                               ------------     ------------     ------------
                                                 10,858,877       16,942,315       26,832,694
                                               ------------     ------------     ------------

Costs and expenses:
    Research and development                     12,314,385       31,011,893       35,918,605
    Selling, general and administrative           4,925,345        4,673,580        6,206,511
    Cost of goods sold                            1,515,637        1,535,026        3,932,732
    Interest                                         58,050          372,133          312,007
    Restructuring charge                          3,567,000       11,300,000               --
                                               ------------     ------------     ------------
                                                 22,380,417       48,892,632       46,369,855
                                               ------------     ------------     ------------

Net loss                                       $(11,521,540)    $(31,950,317)    $(19,537,161)
                                               ============     ============     ============

Net loss per common share                          $  (0.75)        $  (2.08)         $ (1.53)
                                                  =========        =========         ========

Weighted average common
  shares outstanding                             15,370,252       15,356,136       12,788,406
                                               ============     ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                              REPLIGEN CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             Common Stock
                                                       ------------------------
                                                       Number of                    Additional       Accumulated
                                                         Shares       Par Value   Paid-in Capital       Deficit
                                                       ----------     ---------   ---------------   --------------
Balance, March 31, 1993                                12,400,075      $124,001     $108,785,421     $(60,032,633)
 Net loss                                                      --            --               --      (19,537,161)
 Exercise of stock options                                 27,600           276          138,714               --
 Sale of common stock, net of issuance costs
  of $302,034 and underwriters'
  commissions                                           2,875,000        28,750       15,884,216               --
 Issuance of warrants in connection with
  Repligen Clinical Partners, L.P.                             --            --        1,345,136               --
                                                       ----------      --------     ------------    -------------

Balance, March 31, 1994                                15,302,675       153,027      126,153,487      (79,569,794)
 Net loss                                                      --            --               --      (31,950,317)
 Contribution of common stock to ESOP                      54,355           543          373,140               --
 Issuance of warrants in connection with
  Repligen Clinical Partners, L.P., net of
  exchange warrants costs of $733,613                          --            --          416,298               --
                                                       ----------      --------     ------------    -------------
Balance, March 31, 1995                                15,357,030       153,570      126,942,925     (111,520,111)
 Net loss                                                      --            --               --      (11,521,540)
 Issuance of common stock in connection
                 with the acquisition of Glycan
                           Pharmaceutical, Inc.           243,600         2,436          332,514               --
 Exercise of stock options                                  1,912            19            2,978               --
 Issuance of warrants in connection with
  Repligen Clinical Partners, L.P.                             --            --          415,728               --
                                                       ----------      --------     ------------    -------------

Balance, March 31, 1996                                15,602,542      $156,025     $127,694,145    $(123,041,651)
                                                      ===========      ========     ============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                              REPLIGEN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years Ended March 31,
                                                                -------------------------------------------------
                                                                    1996             1995              1994
                                                                -------------     ------------      -------------
Cash flows from operating activities:
  Net loss                                                      $(11,521,540)     $(31,950,317)     $(19,537,161)
  Adjustments to reconcile net loss to net cash
       used in operating activities --
    Depreciation and amortization                                  1,438,356         2,602,182         2,362,587
    Contribution of common stock to ESOP                                  --           373,683                --
    Equity in net loss of an affiliate                                20,504            65,766           138,709
    Research and development charge associated with
       the acquisition of Glycan Pharmaceuticals, Inc.               333,811                --                --
    Restructuring charge associated with the
       write-off of leasehold improvements,
       equipment and other intangibles                             2,321,000         4,754,593                --
  Changes in assets and liabilities, net of
    acquisition of Glycan Pharmaceuticals, Inc.
    Accounts receivable                                            1,279,915           939,146        (1,510,362)
    Amounts due from affiliates                                      920,077         4,955,143        (4,845,753)
    Inventories                                                      512,155            96,956           601,088
    Prepaid expenses and other current assets                        866,212           663,413          (286,918)
    Accounts payable                                                (678,022)         (804,581)       (2,024,345)
    Accrued expenses and other                                    (4,592,680)        4,483,274           745,825
    Unearned income                                                 (203,000)         (799,740)         (453,432)
                                                                ------------      ------------      ------------

      Net cash used in operating activities                       (9,303,212)      (14,620,482)      (24,809,762)
                                                                ------------      ------------      ------------

Cash flows from investing activities:
  Decrease in marketable securities                                1,202,597            79,680         3,382,349
  Decrease in investment securities                                       --                --         4,591,063
  Acquisition of Glycan Pharmaceuticals, Inc.                       (144,836)               --                --
  Purchases of property, plant and equipment, net                   (463,378)         (556,174)       (3,804,404)
  Decrease in restricted cash                                      1,000,000                --                --
  Proceeds from a note receivable from affiliate                   4,620,000                --                --
  Decrease (increase) in other assets                                412,857           484,091          (199,633)
                                                                ------------      ------------      ------------
       Net cash provided by
          investing activities                                     6,627,240             7,597         3,969,375
                                                                ------------      ------------      ------------

Cash flows from financing activities:
  Proceeds from sales of common stock and issuance of
    warrants, net of issuance costs and commissions                  418,725           416,298        16,812,092
  Payment of term loan to a bank                                  (4,620,000)               --                --
  Proceeds from leasing transactions                                      --           362,913         1,126,951
                                                                ------------      ------------      -----------

      Net cash (used in) provided by
         financing activities                                     (4,201,275)          779,211        17,939,043
                                                                ------------      ------------      -----------

Net decrease in cash and cash equivalents                         (6,877,247)      (13,833,674)       (2,901,344)
Cash and cash equivalents, beginning of year                      13,821,387        27,655,061        30,556,405
                                                                -------------     ------------      ------------
Cash and cash equivalents, end of year                          $  6,944,140      $ 13,821,387      $ 27,655,061
                                                                ============      ============      ============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $     58,050      $    372,133      $    312,007
                                                                ============      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                              REPLIGEN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Operations

        Repligen Corporation (the "Company") is a biopharmaceutical company engaged in the research and development of therapeutic products for human health care. The Company's research and development programs are primarily focused on the development of new therapies for chronic and acute inflammation and immunosuppression and the development of enabling technologies for discovery of new drugs by rapid screening of combinatorial chemical libraries.

        The Company has incurred significant operating losses since inception and has undergone significant restructuring of its operations in fiscal 1996 and 1995 (see Note 2). During fiscal 1996, the Company completed a major downsizing and consolidation of its activities, including the termination of certain research programs, in an effort to stabilize its financial condition and to preserve its cash resources. The Company has completed the restructurings and has consolidated its 15 employees into a new facility.

        On March 14, 1996, the Company issued 243,600 shares of its common stock for all of the common stock of Glycan Pharmaceuticals, Inc. ("Glycan"). The acquisition was accounted for as a purchase, with the excess of the purchase price and acquisition costs over the fair value of the assets acquired charged to operations of approximately $334,000 as the cost of acquired research and development. The Company acquired assets having a fair value of approximately $296,000, consisting primarily of cash and equipment, and assumed liabilities of approximately $295,000. Results of operations for Glycan are included in the consolidated financial statements of the Company subsequent to March 14, 1996. Unaudited pro forma information with respect to Glycan's pre-acquisition operating results has not been presented as it is not material.

2. Restructuring of Operations

        During fiscal 1996, the Company completed a major downsizing and consolidation of its operations in an effort to stabilize its financial condition and preserve its cash resources. The restructuring included a substantial reduction in the Company's work force, the termination of several research programs and the closing of its Cambridge research and manufacturing facility. During the fourth quarter of fiscal 1996, the Company recorded a charge of $3,567,000 to cover severance costs and related benefits, the settlement of operating equipment lease and facility lease obligations, the write-off of certain leasehold improvements and equipment no longer being utilized, reduced in part by cash received from the sale of assets and the reversal of certain accruals no longer required.

        From October 1992 through March 1995, the Company entered into three operating equipment lease arrangements involving the sale and leaseback of certain equipment at its Cambridge and Needham facilities. At March 31, 1996, the Company was in default under a facility lease and these operating equipment leases. Subsequent to year end, under the terms of negotiated settlement arrangements, the Company paid approximately $300,000 and $3,000,000 in settlement fees to the facility landlord and equipment lessors, respectively. The settlement fees with respect to the operating equipment lease agreements represent discounted remaining lease obligations and the purchase price of certain leased equipment from the equipment lessors. In May 1996, a substantial amount of this equipment originally on lease as well as certain surplus Company owned equipment was sold at public auction for approximately $1,250,000, net of selling expenses. The obligation for the settlement payments to the lessors and the landlord, net of funds received from the sale of equipment, has been reflected in the restructuring accrual at March 31, 1996.

        During fiscal 1995, the Company also substantially restructured its operations in an effort to reduce its rate of expenditures and preserve its available cash and investment balances. In the second quarter of fiscal 1995, the Company recorded a charge of $975,000 to cover severance costs and related benefits, as well as certain rental losses associated with the sublease of certain facilities. During the fourth quarter of fiscal 1995, the Company recorded a charge of $10,325,000 to cover severance costs and related benefits, certain rental losses associated with the sublease of certain facilities, the write-off of certain leasehold improvements, equipment and other intangible assets that were no longer utilized and to reserve for future operating lease payments for equipment that was longer utilized. The restructurings in fiscal 1995 were done in order to reorganize certain business operations and the senior management team to focus on the clinical development of certain lead product candidates. The details of the total restructuring charges for both fiscal years are as follows:

Amounts (in 000s)                                                  1996          1995
- -----------------                                                 -----         -------
Severance and related benefits for terminated employees           $ 333         $ 2,035

Reserve for future operating lease payments
  for assets no longer being utilized                             1,991           3,250

Reserve for rental losses associated with
  the sublease of surplus lab and office space                       --             940

Contract termination fees                                            --             320

Legal fees                                                          172              --

Less -- cash received from the sale of surplus
  equipment                                                      (1,250)             --
                                                                 ------         -------

Cash related expenditures                                         1,246           6,545

Write-off of leasehold improvements, equipment
  and other intangibles no longer being utilized                  3,854           4,755

Less -- reversal of accruals no longer required due to
  changes in operations                                          (1,533)             --
                                                                 ------         -------
Non-cash related expenditures                                     2,321           4,755
                                                                 ------         -------
                                                                 $3,567         $11,300
                                                                 ======         =======

The accrued restructuring activity for fiscal 1996 is as follows:

Balance, beginning of year                                 $5,490,000       $        --

  Payments                                                 (4,321,000)       (1,076,000)
  Provision                                                 2,496,000         6,545,000
  Write-off of leasehold improvements, equipment
  and other intangibles no longer being utilized,
  net of auction proceeds                                  (2,604,000)               --
  Less -- reversal of accruals no longer required
  due to changes in operations                              1,533,000                --
                                                           ----------       -----------
  Balance, end of year                                     $2,594,000       $ 5,467,000
                                                           ==========       ===========

3. Significant Accounting Policies

        The accompanying consolidated financial statements reflect the application of certain accounting policies described in this note and elsewhere in the accompanying notes to consolidated financial statements.
0
Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        During 1996, the Company recognized $2 million of revenue related to the sale of patent rights of its immune modulation technology and $525,000 for the sale of certain sublicenses related to CD18 and CD11a rights as part of the restructuring of operations.

        The Company recognizes revenue related to product sales upon shipment of the product.

        Other revenue includes the management fee received from Repligen Clinical Partners, L.P. The management fee revenue is recognized as earned (see
Note 12).

Depreciation and Amortization

        The Company provides for depreciation and amortization by charges to operations in amounts estimated to allocate the cost of fixed assets over their estimated useful lives, on a straight-line basis, as follows:

Description                         Life
- -----------                         ----
Equipment                           5 years
Furniture and fixtures              5-7 years
Leasehold improvements              Shorter of term of the lease or
                                    estimated useful life

Marketable Securities

        The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), effective March 31, 1994. Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity." These securities include cash, cash equivalents and corporate bonds with maturities of less than one year. The held-to-maturity securities are reported at amortized cost, which approximates fair market value at March 31, 1996 and 1995. Securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as "available-for-sale" securities. These securities consist of collateralized mortgage obligations with average maturities in excess of 10 years. The Company also carries these investments at amortized cost, which approximates fair market value at March 31, 1996 and 1995. The estimated fair market value of marketable securities is based primarily on market quotations.

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

Financial Instruments

        SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, marketable securities and accounts receivable. The estimated fair value of these financial instruments approximates their carrying value.


4. Cash Equivalents and Marketable Securities

        The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at March 31, 1996 are approximately $5,498,000 of money market funds and $1,300,000 of commercial paper. Cash equivalents at March 31, 1995 include $10,821,000 of money market funds and $3,000,000 of bank time deposits. Investments with a maturity period of greater than three months are classified as marketable securities and consist of approximately $278,000 of collateralized mortgage obligations at March 31, 1996 and $984,000 of corporate bonds and $497,000 of collateralized mortgage obligations at March 31, 1995.


5. Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                            March 31,
                                                     -----------------------
                                                       1996           1995
                                                     --------     ----------
Raw materials and work-in-process                    $  1,955     $  240,044
Finished goods                                        699,269        973,335
                                                     --------     ----------
   Total                                             $701,224     $1,213,379
                                                     ========     ==========


        Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.


6. Accrued Expenses and Other

        Accrued expenses and other consisted of the following:

                                                            March 31,
                                                     -----------------------
                                                       1996           1995
                                                     --------     ----------
Restructuring charges                             $ 2,594,478   $  5,468,656
Payroll and payroll-related costs                      78,958      1,709,831
Professional and consulting fees                      677,818      1,607,047
Other accrued expenses                                369,627        923,758
                                                  -----------   ------------
   Total                                          $ 3,720,881   $  9,709,292
                                                  ===========   ============

7. Income Taxes

        The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." At March 31, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $83,700,000. The Company also had available tax credit carryforwards of approximately $4,846,000 at March 31, 1996 to reduce future federal income taxes, if any. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

        The net operating loss carryforwards and tax credit carryforwards expire approximately as follows:

                                              Net Operating      Tax Credit
Expiration Date                             Loss Carryforwards   Carryforwards
- ---------------                             ------------------   -------------
1997                                            $   200,000      $   17,000
1998                                                300,000          11,000
1999                                                400,000          32,000
2000                                              1,000,000         104,000
2001                                              1,300,000         109,000
2002-2011                                        80,500,000       4,573,000
                                                -----------      ----------
   Total                                        $83,700,000      $4,846,000
                                                ===========      ==========

        The components of the deferred tax amounts, carryforwards and the valuation allowance are approximately as follows:

                                                            March 31,
                                                     -----------------------
                                                       1996           1995
                                                     --------     ----------
Temporary differences                             $ 6,000,000    $10,100,000
Operating loss carryforwards                       33,500,000     28,800,000
Tax credit carryforwards                            4,900,000      4,900,000
                                                  -----------   ------------
                                                   44,400,000     43,800,000
   Valuation allowance                            (44,400,000)   (43,800,000)
                                                  -----------   ------------

                                                  $        --   $         --
                                                  ===========   ============

        A valuation allowance has been provided, as it is uncertain if the Company will realize the deferred tax asset. The increase in the valuation allowance during the year ended March 31, 1996 was primarily the result of the current year operations.


8. Term Loan

        In March 1993, the Company entered into an unsecured term loan agreement with a bank whereby the bank loaned the Company $4,620,000. The loan was paid in full in May 1995.


9. Common Stock

        At March 31, 1996, common stock reserved for issuance was as follows:

            Reserved for                                          Shares
            ------------                                         ---------
Incentive and nonqualified stock option plans                    3,356,351
Warrants granted in connection with the Repligen
 Clinical Partners, L.P. offering (see Note 12)                  2,158,950
Warrants assumed in connection with the Glycan acquisition          21,000
                                                                 ---------
                                                                 5,536,301
                                                                 =========

10. Commitments

        In May 1996, the Company terminated its leases at its former corporate headquarters in Cambridge, Massachusetts and moved its primary operations to a 13,000 square foot facility in Needham, Massachusetts, which it leases under a four year sublease agreement with T Cell Sciences, Inc. In connection with the acquisition of Glycan, the Company assumed a lease for approximately 2,000 square feet of laboratory space at 100 Inman Street, Cambridge, Massachusetts, which terminates September 30, 1996.

        Obligations under these noncancellable operating leases as of March 31, 1996, exclusive of those accrued as part of the restructuring charge discussed in Note 2, are approximately as follows:

Year ending March 31,
1997                                         $532,000
1998                                          110,000
1999                                          110,000
2000                                          110,000
2001                                            9,000
                                             --------
   Total minimum lease payments              $871,000
                                             ========

        Rent expense charged to operations under operating leases was approximately $2,932,000, $5,926,000 and $6,091,000 for the years ended March 31, 1996, 1995 and 1994, respectively.


11. Employee Stock Ownership and Stock Option Plans

        The Company maintains a qualified employee stock ownership plan ("ESOP") with a plan year ending on December 31. Under the plan, contributions by the Company may be in the form of cash, capital stock or other property and are allocated to eligible employees based on each participant's relative compensation. Individual benefits vest at a rate of 20% each year after one year of service. For the plan year ended December 31, 1993, the Company contributed, in April 1994, approximately $374,000 in shares of its common stock, as valued on the date of contribution. The Company elected not to make contributions for the December 31, 1994 and 1995 plan years. At March 31, 1996, no amount has been accrued for the December 31, 1996 plan year contribution.

        During fiscal 1993, the Company adopted the 1992 Repligen Corporation Stock Option Plan (the "1992 Plan"). The 1992 Plan authorizes the grant of either incentive stock options or nonqualified stock options to employees for the purchase of the Company's common stock at a price not less than the fair market value at the date of grant and also allows for the grant of nonqualified stock options to other participants. The 1992 Plan allows for the grant of up to 2,000,000 shares of the Company's common stock plus any shares previously authorized but unused under the Company's previous plans. The options generally vest over five years and expire no more than 10 years from the date of grant. At March 31, 1996, the Company had 2,403,305 options available for grant under the 1992 Plan. Options previously issued and outstanding under the 1982 Incentive Stock Option and 1987 Non-Statutory Stock Option plans generally vest over a five-year period.

        A summary of stock option activity under all plans is as follows:

                                                  Years Ended March 31,
                    ------------------------------------------------------------------------------------
                              1996                      1995                      1994
                              ----                      ----                      ----
                                   Option                        Option                        Option
                      No. of        Price           No. of        Price          No. of         Price
                      Shares      Per Share         Shares      Per Share        Shares        Per Share
                    ----------   -----------    -----------    -----------     ---------    -------------
Outstanding at
  beginning of
  period            1,291,730    $0.05-19.25      2,045,905    $0.05-19.25     1,971,191     $0.05-19.25
    Granted           454,550      1.25-2.44      1,524,056      2.06-5.25       382,775       6.43-8.47
    Exercised          (1,912)          1.57             --             --       (27,600)      0.79-8.00
    Forfeited        (791,322)    1.50-19.25     (2,278,231)    2.59-19.25      (280,461)     1.90-19.25
                    ---------     ----------    -----------     ----------     ---------      ----------
Outstanding at
  end of period       953,046    $0.05-19.25      1,291,730    $0.05-19.25     2,045,905     $0.05-19.25
                      =======    ===========      =========    ===========     =========     ===========
Exercisable at
  end of period       343,129    $0.05-19.25        137,395    $0.05-19.25       891,383     $0.05-19.25
                      =======    ===========      =========    ===========     =========     ===========


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

        In connection with the acquisition of Glycan, the Company granted to the three officers of Glycan options to purchase an aggregate 220,000 shares of the Company's common stock at $1.25 (the fair market value at that date).


12. Research and Development Agreements and Significant Customers

        Revenues received from related parties and other significant customers are approximately as follows:

                                                Years Ended March 31,
                                      ----------------------------------------
                                          1996          1995           1994
                                      ----------     ----------    -----------
Eli Lilly and Company                 $2,613,000     $6,262,000    $ 7,790,000
Repligen Clinical Partners, L.P.       2,693,000      4,902,000     11,973,000
Hoffmann-LaRoche, Inc.                        --      1,300,000      3,034,000
Genetics Institute, Inc.               2,000,000             --             --

Eli Lilly and Company

        In May 1992, the Company entered into a Research, Collaboration and License Agreement with Eli Lilly and Company ("Lilly"), whereby the Company granted Lilly an exclusive license to make, use and sell products utilizing antibodies, antibody fragments and engineered polypeptides that bind to CD11b (the "Products"). Under the terms of the agreement, Lilly paid the Company $3,250,000 for past research and development and $500,000 for the grant of the license, both of which are included in research and development revenues for the year ended March 31, 1993. In addition, the Company recognized revenues of approximately $2,613,000, $6,262,000 and $7,790,000 for research and development performed in fiscal 1996, 1995 and 1994, respectively. In September 1995, Lilly terminated its collaboration and licensing agreement with the Company with respect to the joint development of the CD11b Program and the rights to the Program were returned to Repligen.

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

        In April 1996, the Company terminated its arrangements with the Partnership regarding the development and marketing of the rPF4 program. Under the terms of the various agreements between the parties, the rights to the rPF4 technologies remain with the Partnership. The Company will assist the Partnership in exploring alternatives to maximize the value of the rPF4 program for the benefit of the Partnership.

        The Partnership's primary source of funding and capital resources has been the capital contributions made by the Limited Partners and General Partner, which totaled approximately $40,582,000 through March 31, 1996. During fiscal 1996 and 1995, the Partnership wrote off approximately $1,637,000 and $3,325,000, respectively, of notes receivable relating to limited partnership units which were foreclosed on for failure to pay their installments.

        As of March 31, 1996 and 1995, the Partnership owed the Company approximately $42,000 and $962,000, respectively, for amounts due under the Product Development Agreement and interest relating to the note payable. In addition, at March 31, 1995, the Partnership owed Repligen a note payable of $4,620,000 which was the result of a loan from the Company to the Partnership to fund certain organization and syndication costs. In May 1995, the note payable and related interest due was paid in full by the Partnership.

        The Company has received research and development funding from the Partnership pursuant to the Product Development Agreement. The Company recognized $2,693,000, $4,352,000 and $10,762,000 of such funding as revenue in fiscal 1996, 1995 and 1994, respectively. During fiscal 1995, the Company incurred an additional $1,641,000 of research and development costs which could have been charged to the Partnership, but which was absorbed by the Company in an effort to preserve the funds of the Partnership. Included in other revenues for the years ended March 31, 1996, 1995 and 1994 are approximately $311,000, $550,000 and $1,211,000, respectively, representing the 10% management fee under the Product Development Agreement. Profits and losses are allocated 1% to the General Partner and 99% to the Limited Partners. The Company accounts for its investment on the equity method and has recorded losses of approximately $21,000, $66,000 and $139,000 as its share of the losses from the Partnership in the accompanying consolidated statements of operations for the years ended March 31, 1996, 1995 and 1994, respectively.

        In connection with the initial capitalization of the Partnership, the Company issued warrants to purchase common stock of Repligen to the limited partners of the Partnership (the "Original Warrants"). In June 1994, the Company completed an exchange pursuant to which a majority of the holders of the Original Warrants exchanged their Original Warrants for new warrants (the "Exchange Warrants"). Subsequently, in March 1995, the Company offered to modify a majority of the remaining Original Warrants and the Exchange Warrants. Each warrant holder of an outstanding warrant who was not then in default of its obligations to the Partnership was free to accept or reject such modifications. As of March 31, 1996, 623 1/2 of the 712 nondefaulted limited partnership units had accepted the modifications. Accordingly, as of that date, there were issued and outstanding Original Warrants to purchase 75,400 shares of the Company's common stock, modified Original Warrants to purchase 163,850 shares of the Company's common stock, Exchange Warrants to purchase 197,200 shares of the Company's common stock and modified Exchange Warrants to purchase 1,722,500 shares of the Company's common stock.

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III


Item 10-13: INFORMATION WITH RESPECT TO DIRECTORS AND EXECUTIVE OFFICERS

        The information required for Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the Company's definitive proxy statement relating to the annual meeting of stockholders of the Company scheduled to be held on September 10, 1996, which statement is to be filed with the Securities and Exchange Commission. Such information will be contained in the sections of such proxy statement captioned "Election of Directors", "Information with Respect to the Board of Directors and Committees", "Stock Ownership of Principal Stockholders and Management", "Summary of Executive Compensation" and "Compensation Committee Report to Stockholders." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K, "Executive Officers of the Registrant." See Cross Reference Sheet for Part III.

                                     PART IV


Item 14:       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K

Item 14(a) The following documents are filed as part of this Annual Report on Form 10-K:

Item 14(a)(1) Financial Statements: See "Index to Consolidated Financial Statement" in Item 8.

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

                10.41 -- Employment Agreement, dated May 8, 1992, between Repligen Corporation and Avery W. Catlin (filed as
                          Exhibit 10.41 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference).

                10.42 -- Plan of Reorganization and Agreement of Merger, dated March 14, 1996, between Repligen Corporation and Glycan Pharmaceuticals, Inc. (omitting schedules and exhibits).

                10.43 -- Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy.

                10.44 -- Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche.

                10.45 -- Employment Agreement, dated March 14, 1996, between Repligen Corporation and Daniel P. Witt.

                10.46 -- Sublease Agreement dated as of May 1, 1996 between T Cell Sciences, Inc. and Repligen Corporation.

                22    -- Subsidiaries of Repligen Corporation.


Item 14(b)     Reports on Form 8-K.

        No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                          FINANCIAL STATEMENT SCHEDULE


                 Schedule II - Valuation and Qualifying Accounts

                              CROSS REFERENCE SHEET

Form 10-K Items
Incorporated By                                                                      Page of 1996
Reference                                                                          Proxy Statement
- ----------------                                                                ----------------------
PART III

Item 10        Directors and Executive Officers of Registrant

Item 11        Executive Compensation

Item 12        Security Ownership of Certain Beneficial Owners and Managers

Item 13        Certain Relationships and Transactions



              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Repligen Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated May 8, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/ARTHUR ANDERSEN LLP
                                                ARTHUR ANDERSEN LLP


Boston, Massachusetts
May 8, 1996

                                                                 SCHEDULE  II

                      REPLIGEN CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

     Item                  Balance at               Addition         Deduction         Balance at End
                        Beginning of Period                                              of Period
- -----------------------------------------------------------------------------------------------------
Allowance for
Doubtful Accounts

     1996                   $300,000                $102,000          $250,000           $152,000

     1995                    205,000                  95,000                --            300,000

     1994                     10,000                 195,000                --            205,000


                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              REPLIGEN CORPORATION


                              By: /S/ Walter C. Herlihy
                                  ----------------------------
                                  Walter C. Herlihy, President
                                  and Chief Executive Officer
Date:  June 24, 1996

                                POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby makes, constitutes and appoints Walter C. Herlihy and Daniel P. Witt, and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any or all amendments to this Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents of any of them, or any substitute or substitutes, lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                              Title                                    Date
      ---------                              -----                                    ----
/s/ Alexander Rich
- --------------------------       Co-Chairman of the Board of Directors             June 25, 1996
Alexander Rich, M.D.


/s/ Paul Schimmel
- --------------------------       Co-Chairman of the Board of Directors             June 25, 1996
Paul Schimmel, Ph.D.


/s/ Walter C. Herlihy
- --------------------------       President, Chief Executive Officer and Director   June 24, 1996
Walter C. Herlihy                (Principal Financial and Accounting Officer)


/s/ Boruch B. Frusztajer
- --------------------------       Director                                          June 25, 1996
Boruch B. Frusztajer


/s/ G. William Miller
- --------------------------        Director                                         June 25, 1996
G. William Miller



- --------------------------        Director                                         June ___, 1996
Alfred M. Zeien


- --------------------------        Director                                         June ___, 1996
Elizabeth Greetham


- --------------------------        Director                                         June ___, 1996
Sandford D. Smith



                                  EXHIBIT INDEX


       ITEM                 DESCRIPTION
       ----                 -----------
       10.42          Plan of Reorganization and
                      Agreement of Merger dated March
                      14, 1996 between Repligen
                      Corporation and Glycan
                      Pharmaceuticals, Inc. (omitting
                      schedules and exhibits).
       10.43          Employment Agreement, dated March
                      14, 1996, between Repligen
                      Corporation and Walter C. Herlihy.
       10.44          Employment Agreement, dated March
                      14, 1996, between Repligen
                      Corporation and James R. Rusche.
       10.45          Employment Agreement, dated March
                      14, 1996, between Repligen
                      Corporation and Daniel P. Witt.
       10.46          Sublease Agreement dated as of May
                      1, 1996 between T Cell Sciences,
                      Inc. and Repligen Corporation.
          22          Subsidiaries of Repligen
                      Corporation.
          23          Consent of Independent Public
                      Accountants