Form 10-Q
period 1996-09-30
REPLIGEN CORP
filed 1996-11-12
CIK 730272

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

                         Commission File number 0-14656

                              REPLIGEN CORPORATION

                          Delaware                         04-2729386
                 (State or other jurisdiction of         (I.R.S. Employer
                incorporation or organization)          Identification No.)


                     117 Fourth Avenue
                  Needham, Massachusetts                       02194
         (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (617)-449-9560

        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [CHECK] No ____.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 1996:

             Common Stock, par value $.01 per share           15,602,542
                          Class                         Number of Shares

                              REPLIGEN CORPORATION

                                      INDEX

                                                                                                         PAGE
                          PART I. FINANCIAL INFORMATION

      Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets as of September 30, 1996 and
                     March 31, 1996                                                                        3

                     Condensed Consolidated Statements of Operations for the Three and Six Months
                     Ended September 30, 1996 and March 31, 1996                                           4

                     Condensed Consolidated Statement of Cash Flow for the Six Months Ended
                     September 30, 1996 and 1995                                                           5

                     Notes to Condensed Consolidated Financial Statements                                  6

      Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                     of Operations                                                                         8


                           PART II. OTHER INFORMATION

      Item 1.   Legal Proceedings
                     None

      Item 2.   Changes in Securities
                     None

      Item 3.   Defaults Upon Senior Securities
                     None

      Item 4.   Submissions of Matters to a Vote of Security Holders                                      11

      Item 5.   Other Information
                     None

      Item 6.   Exhibits and Reports on Form 8-K                                                          11

             (a)     Exhibits

            4.1      The Amended 1992 Repligen Corporation Stock Option Plan, adopted by the Stockholders on September 10, 1996.

           27.1      Financial Data Schedule

             (b)     Reports on Form 8-K
                     None

      Signature                                                                                           12

      Exhibit Index                                                                                       13

      Exhibits                                                                                            14

PART I.   FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

                              REPLIGEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          September 30, 1996            March 31, 1996
                     ASSETS

 Current assets:
   Cash and cash equivalents                                 $  3,295,855                 $  6,944,140
   Marketable securities                                          101,766                      278,115
   Accounts receivable                                            232,607                      421,254
   Amounts due from affiliates                                      4,766                       42,284
   Inventories                                                    604,735                      701,224
   Prepaid expenses and other current assets                       83,352                      188,554
                                                            -------------                 ------------
     Total current assets                                       4,323,081                    8,575,571

 Property, plant and equipment, at cost:
   Equipment                                                      688,091                      688,091
   Furniture and fixtures                                          25,939                       20,422
   Leasehold improvements                                          46,214                        2,000
                                                            -------------                 ------------
                                                                  760,244                      710,513
   Less: accumulated depreciation and amortization                254,163                      176,946
                                                            -------------                 ------------
                                                                  506,081                      533,567

 Restricted cash                                                  229,056                           --
 Other assets, net                                                114,474                      121,389
                                                            -------------                 ------------
                                                             $  5,172,692                 $  9,230,527
                                                            =============                 ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                          $     27,926                 $    546,129
   Accrued expenses                                               503,778                    3,720,881
   Unearned income                                                 33,315                      154,998
                                                            -------------                 ------------
      Total current liabilities                                   565,019                    4,422,008
 Commitments and contingencies
 Stockholders' equity:
   Preferred stock, $.01 par value --                                  --                           --
     authorized -- 5,000,000 shares --
     outstanding -- none
   Common stock, $.01 par value --                                156,025                      156,025
     authorized -- 30,000,000 shares--
     outstanding -- 15,602,542 shares
   Additional paid-in capital                                 127,704,145                  127,694,145
   Accumulated deficit                                       (123,252,497)                (123,041,651)
                                                            -------------                 ------------
      Total stockholders' equity                                4,607,673                    4,808,519
                                                            -------------                 ------------
                                                             $  5,172,692                 $  9,230,527
                                                            =============                 ============

                              REPLIGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                              Six Months Ended
                                                     ------------------                              ----------------
                                              September 30,          September 30,          September 30,           September 30,
                                                  1996                   1995                   1996                    1995
                                                  ----                   ----                   ----                    ----
Revenues:
   Research and development                     $    193,376            $ 3,775,943           $   450,460           $  5,859,629
   Product                                           394,679                981,646               620,778              1,373,737
   Investment income                                  75,596                191,009               107,799                462,717
   Other                                             317,719                 70,520               642,587                159,351
                                                ------------            -----------           -----------           ------------
                                                     981,370              5,019,118             1,821,624              7,855,434
                                                ------------            -----------           -----------           ------------
Costs and expenses:
 Research and development                            370,697              3,552,624               694,460              7,330,659
 Selling, general and administrative                 352,505              1,696,083             1,186,361              3,043,462
 Cost of goods sold                                       --                699,530               151,649                989,677
 Interest                                                 --                  5,101                    --                 64,476
                                                ------------            -----------           -----------           ------------
                                                     723,202              5,953,338             2,032,470             11,428,274
                                                ------------            -----------           -----------           ------------

Net income (loss)                               $    258,168            $  (934,220)          $  (210,846)          $ (3,572,840)
                                                ============            ===========           ===========           ============
Net income (loss) per common share              $        .02            $     (0.06)          $     (0.01)          $      (0.23)
                                                ============            ===========           ===========           ============
Weighted average common shares outstanding        15,602,542             15,358,938            15,602,542             15,358,364
                                                ============            ===========           ===========           ============

          See accompanying notes to consolidated financial statements.

                              REPLIGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended September 30,
                                                             ----------------------------------------------------
                                                                      1996                        1995
                                                             -----------------------     ------------------------
 Cash flows from operating activities:
    Net loss                                                           $   (210,846)                 $(3,572,840)
    Adjustments to reconcile net loss to net cash
    used in operating activities -
    Depreciation and amortization                                            84,132                      776,536
    Compensation from stock options                                          10,000                           --
    Equity in net loss of an affiliate                                           --                      227,636
    Net proceeds from sales of property, plant  & equipment
                                                                                 --                       30,000

 Changes in assets and liabilities -
    Accounts receivable                                                     188,647                      202,936
    Amounts due from affiliates                                              37,518                      920,473
    Inventories                                                              96,489                      (51,617)
    Prepaid expenses and other current assets                               105,202                      236,618
    Accounts payable                                                       (518,203)                    (394,141)
    Accrued expenses                                                     (3,217,103)                  (1,623,067)
    Unearned income                                                        (121,683)                     494,471
                                                                        -----------                   ----------
       Net cash used in operating activities                             (3,545,847)                  (2,752,995)
                                                                        -----------                   ----------
 Cash flows from investing activities:
    Decrease in marketable securities                                       176,349                       85,551
    Purchases of property, plant and equipment, net                         (49,731)                    (118,027)
    (Increase) decrease in restricted cash                                 (229,056)                         276
                                                                        -----------                   ----------
       Net cash used in investing activities                               (102,438)                     (32,200)
                                                                        -----------                   ----------
 Cash flows from financing activities:
    Proceeds from sales of common stock                                          --                      382,773
    Proceeds from note receivable due from affiliate                             --                    4,620,000
    Payment of term loan to bank                                                 --                   (4,620,000)
                                                                        -----------                   ----------
       Net cash provided by financing activities                                 --                      382,773
                                                                        -----------                   ----------

 Net decrease in cash and cash equivalents                               (3,648,285)                  (2,402,422)
 Cash and cash equivalents, beginning of period                           6,944,140                   13,821,387
                                                                        -----------                   ----------
 Cash and cash equivalents, end of period                              $  3,295,855                  $11,418,965
                                                                        ===========                   ==========
 Supplemental disclosure of cash flow information:
    Cash paid for interest                                             $         --                  $   276,680
                                                                        ===========                   ==========
 Supplemental disclosure of non-cash financing activities:
    Restricted cash released to lessor of certain equipment
                                                                       $         --                  $ 1,000,000
                                                                        ===========                   ==========


          See accompanying notes to consolidated financial statements.

                              REPLIGEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

            The condensed consolidated financial statements included herein have been prepared by Repligen Corporation (the "Company" or "Repligen"), pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K.

            In the opinion of management, the accompanying unaudited financial statements include all adjustments consisting of only normal, recurring adjustments necessary to present fairly, the consolidated financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

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

2.    Net Income(Loss) Per Common Share

       Net income(loss) per common share has been computed by dividing net income(loss) by the weighted average number of shares outstanding during the period. Common stock equivalents have not been included for any loss period as the effect would be antidilutive and as the company anticipates a loss for fiscal 1997 no common stock equivalents are used for the net income per share calculation. Fully diluted net income(loss) per common share calculated for the quarter ending September 30, 1996 has not been presented as it is not significantly different.


3.    Cash Equivalents and Marketable Securities

            The Company considers all highly liquid investments with an original maturity of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at September 30, 1996 are $666,000 of money market funds and $2,139,000 of commercial paper. Investments with a maturity period of greater than three months are classified as marketable securities and consist of $35,000 of marketable securities and approximately $67,000 of collateralized mortgage obligations at September 30, 1996. These collarateralized mortgage obligations are reported at amortized cost, which approximates fair market value at September 30, 1996.

4.    Inventories

            Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                         September 30,          March 31,
                                              1996                1996
                                      -----------------  ---------------------

   Raw materials and work-in-process        $129,372             $  1,955
   Finished goods                            475,363              699,269
                                            --------             --------
     Total                                  $604,735             $701,224
                                            ========             ========

           Work in process and finished goods inventories consist of material, labor and manufacturing overhead.


5.    Restructuring of Operations

           During the fiscal year ended March 31, 1996, the Company completed a major downsizing and consolidation of its operations in an effort to stabilize its financial condition and preserve its cash resources. The restructuring included a substantial reduction in the Company's work force, the termination of several research programs and the closing of its Cambridge research and manufacturing facility. During the fourth quarter of fiscal 1996, the Company recorded a charge of $3,567,000 to cover severance costs and related benefits, the settlement of operating equipment lease and facility lease obligations, the write-off of certain leasehold improvements and equipment no longer being utilized, reduced in part by cash received from the sale of assets and the reversal of certain accruals no longer required.

           During the first quarter of fiscal 1997, ended June 30, 1996, the Company paid approximately $300,000 and $3,033,000 in settlement fees to the facility landlord and equipment lessors, respectively. The settlement fees with respect to the operating equipment lease agreements represent discounted remaining lease obligations and the purchase price of certain leased equipment from the equipment lessors. In May 1996, a substantial amount of this equipment originally on lease as well as certain surplus Company owned equipment was sold at public auction for approximately $1,314,000, net of selling expenses.

           In addition to the settlement payment of $300,000 made to the facility landlord, the Company was also required to set aside $250,000 of restricted cash in an escrow account. These funds are to be invested by the Company, with the landlord's prior approval, in leasehold improvements, primarily refurbishment of laboratory spaces at its Needham, Massachusetts headquarters. As of September 30, 1996, the balance in this escrow account was $229,056.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

      Statements in this Quarterly Report on Form 10-Q under this caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements.


Fiscal 1996 Restructuring

      During the 1996 fiscal year ended March 31,1996, the Company completed a major downsizing and consolidation of its operations in an effort to stabilize its financial condition and preserve its cash resources. The restructuring included a substantial reduction in the Company's work force, the termination of several research programs and the closing of its Cambridge research and manufacturing facility. The Company's research and development programs are now primarily focused on the development of new therapies for chronic and acute inflammation and immunosuppression and the development of enabling technologies for discovery of new drugs by rapid screening of combinatorial chemical libraries. The Company's strategy is to use internal resources for research and preclinical studies and to use pharmaceutical companies or third party contractors to provide manufacturing and clinical development support and for certain administrative functions. Significant expansion of the Company's research or product development efforts is dependent on increased product sales, future financing or new partnerships with pharmaceutical companies.

Certain Factors That May Affect Future Results

      The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the Company's ability to (i) meet its working capital and future liquidity needs, (ii) successfully implement its restructuring and strategic growth strategies, (iii) understand, anticipate and respond to rapidly changing technologies and market trends, (iv)develop, manufacture and deliver high quality, technologically advanced products on a timely basis to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company, (v) obtain and protect licensing and intellectual property rights necessary for the Company's technology and product development on terms favorable to the Company, and (vi) recruit and retain highly talented professionals in a competitive job market. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

Results of Operations

Revenues

            Total revenues for the three month periods ended September 30, 1996 and 1995 were $981,000 and $5,019,000, respectively, a decrease of approximately 80%. Year to date total revenues decreased approximately 77% to $1,822,000 at September 30, 1996 from $7,855,000 at September 30,
       1995.

            Research and development revenues for the three month period ended September 30, 1996 were $193,000 compared to $3,776,000 in the comparable fiscal 1996 period. The decrease in the second quarter of fiscal 1997 from the comparable fiscal 1996 period is due primarily to the loss of significant revenues from Eli Lilly and Company ("Lilly") and from Repligen Clinical Partners, L.P. (the "Partnership"). In the first six months of fiscal 1997, the Company recorded research and development revenues totaling $450,000 consisting primarily of $360,000 from contracted research and development programs and $90,000 from licensing revenues. In the first six months of fiscal 1996, research and development revenues were $5,860,000.

            Product revenues for the three months ended September 30, 1996 and 1995 were $395,000 and $982,000, respectively, and were $621,000 and
       $1,374,000 for the six months ended September 30, 1996 and 1995, respectively. The decrease in product sales is attributable to the discontinuance by Repligen of contract manufacturing that took place during fiscal 1996, partially offset by an increase in sales of the Protein A product line.

            Investment income decreased in fiscal 1997 over the comparable three and six month periods in fiscal 1996 primarily due to lower average funds available for investment.

            Other revenues for the three and six month periods ended September 30, 1996 increased from the comparable fiscal 1996 periods primarily due to the one-time sale of equipment and furnishings by the Company for $205,000 and the one-time sale of non-investment securities held by the Company for approximately $300,000.

Expenses

            During fiscal 1996, the Company substantially restructured its operations, resulting in a significant reduction in its current rate of expenditures. In May 1996, the Company relocated its headquarters operations from Cambridge, Massachusetts to approximately 13,000 square feet of subleased office and laboratory space in Needham, Massachusetts. This move has resulted in a substantial savings in rent and related facility costs. If the move had been effective as of April 1, 1996, facility related expenses during the six months ended September 30, 1996 would have been lower by approximately $436,000.

            Total expenses for the three month periods ended September 30, 1996 and 1995 decreased 88% to $723,000 from $5,953,000 and decreased 82% to $2,032,000 from $11,428,000 for the six months ended September 30, 1996 and 1995, respectively. The decrease in expenses reflects lower operating costs as a result of the fiscal 1996 restructuring efforts, including significantly lower headcount.

            Research and development expenses for the three months ended September 30, 1996 and 1995 were $371,000 and $3,553,000 and for the six months ended September 30, 1996 and 1995 were $694,000 and $7,331,000. The decrease in expenses in fiscal 1997 from the comparable period in fiscal 1996 reflect the discontinuation of activities pursuant to the contract with Lilly and the Partnership and the Company's efforts to reduce costs.

            Selling, general and administrative expenses for the three month and six month periods ended September 30, 1996 were $353,000 and $1,186,000, respectively, which reflects a decrease of $1,343,000 and $1,857,000 from the comparable 1996 periods. These decreases resulted from the reduction of administrative personnel and related expenses as part of the Company's cost reduction efforts.

            Cost of goods sold for the three month and six month periods ended September 30, 1996 were $0 and $152,000 respectively, as compared to $700,000 and $990,000 for the three and six months ended September 30, 1995. Cost of goods sold in the three month and six month periods ended September 30, 1996 and 1995 were 0% and 24% of product revenues and were 71% and 72% in the comparable 1996 periods. The decreases in cost of sales as a percentage of revenue are primarily a result of the realization of inventory that had previously been reserved for and the discontinuation of contract manufacturing activity in fiscal 1996.

Capital Resources and Liquidity

            The Company's total cash, cash equivalents and marketable securities decreased to $3,398,000 at September 30, 1996 from $7,222,000 at March 31, 1996, a decrease of $3,824,000 or 53%. The decrease reflects net losses during the six month period ended September 30, 1996 of approximately $211,000, the reduction of accounts payable and accrued expenses of $3,735,000 including the net payment of accrued restructuring expenses of $2,469,000, offset in part by the reduction in receivables, inventories, and prepaid expenses of $428,000. Working capital decreased to $3,758,000 at September 30, 1996 from $4,154,000 at March 31, 1996.

            The Company has funded operations primarily with cash derived from the sales of its equity securities, research and development contracts, product sales, investment income and the sale of the Company's share of a joint venture. The Company believes it has sufficient cash equivalents and marketable securities to satisfy working capital and capital expenditure requirements for the next twelve months. Should the Company need to secure additional financing to meet its future liquidity requirements, there can be no assurances that the Company will be able to secure such financing, or that such financing, if available, will be on terms favorable to the Company. Management believes that the Company's current operations are not materially impacted by the effects of inflation.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

       The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on September 10, 1996. At the Annual Meeting, the stockholders of the Company (i) elected Alexander Rich, M.D., Paul Schimmel, Ph.D., Walter C. Herlihy, Ph. D., and G. William Miller to serve as Directors of the Company until the 1997 Annual Meeting of Stockholders, (ii) ratified the selection of Arthur Andersen LLP as auditors for the fiscal year ending March 31, 1997 and
(iii) approved an amendment to the Company's 1992 Stock Option Plan to increase the number of options the Company may grant its newly appointed non-employee directors to 24,000 shares vesting equally over a three-year period. Existing directors will receive 5,000 options annually with the overall limitation of Board Options permissible for grant to an individual be 50,000.

The Company had 15,602,542 shares of Common Stock of the Company issued and outstanding and entitled to vote as of July 18, 1996, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 13,910,871 shares of Common Stock or approximately 89.2% were present in person or represented by proxy. The following sets forth the information regarding the results of the voting of the Annual Meeting:

Proposal 1. Election of Directors:

       Directors                   Shares Voting      Shares Voting
                                     In Favor            Against
                                   -------------      -------------
       Alexander Rich, M.D.         13,660,753          250,118
       Paul Schimmel, Ph. D.        13,682,103          228,768
       Walter C. Herlihy, Ph. D.    13,688,562          222,309
       G. William Miller            13,605,917          304,954

Proposal 2. Ratification of Selection of Arthur Andersen LLP as independent auditors:

       Votes in favor:              13,750,168
       Votes against:                   56,607
       Abstention:                      77,096
       No Votes                         27,000

Proposal 3. Approval of an Amendment to the Company's 1992 Stock Option Plan:

       Votes in favor:              12,321,473
       Votes against:                  915,129
       Abstention:                     113,451
       No Votes:                       560,818

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
       (a) Exhibits

        EXHIBIT  DESCRIPTION
        -------  -----------
        4.1 The Amended 1992 Repligen Corporation Stock Option Plan, adopted by the stockholders on September 10, 1996.

       27.1      Financial Data Schedule

       (b) Reports on Form 8-K
           No current reports on Form 8-K were filed by the Company during the quarter covered by this report.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          REPLIGEN CORPORATION
                          (Registrant)


Date:  November 5, 1996               By:   /S/ Walter C. Herlihy
                                            -----------------------------------
                                            Chief Executive Officer

                                            Signing on behalf of the Registrant
                                            and as Principal Financial and
                                            Accounting Officer

                      REPLIGEN CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION                            PAGE
-----------                     -----------                            ----
4.1          The Amended 1992 Repligen Corporation Stock Option Plan,
             adopted by the stockholders on September 10, 1996           14

27.1         Financial Data Schedule                                     21

Exhibit 4.1
                   1992 REPLIGEN CORPORATION STOCK OPTION PLAN

           1. Purpose of the Plan; Compliance with Rule 16b-3.

          (a) The 1992 Repligen Corporation Stock Option Plan (the "Plan") is intended as an incentive to, and to encourage ownership of the stock of Repligen Corporation, a Delaware corporation (the "Company") by, qualified employees, outside directors and consultants of the Company and its subsidiaries. It is intended that certain options granted thereunder will qualify as incentive stock options (the "Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and that other options granted thereunder will not qualify as Incentive Stock Options. Of such latter options, certain options (the "Non-Qualified Options") will be granted in the sole discretion of the Committee referred to in Section 4 hereof (the "Committee") and certain other options (the "Board Options") will be granted to non-employee members of the Board of Directors of the Company (the "Board of Directors") in accordance with the provisions of Section 5 hereof.

          (b) With respect to persons subject to Section 16 of the Securities Exchange Act of 1934, as amended (the "1934 Act"), transactions thereunder are intended to comply with all applicable conditions of Rule 16b-3 or its successors under the 1934 Act. To the extent that any provision of the Plan or action of the Committee fails to so comply, it shall be deemed null and void, to the extent permitted by law and (in the case of Incentive Stock Options and Non-Qualified Options) deemed advisable by the Committee.

           2. Common Stock Subject to the Plan.

           (a) Two million (2,000,000) shares of the authorized but unissued Common Stock, $0.01 par value per share, of the Company have been allocated to the Plan and will be reserved for issuance upon the exercise of options granted under the Plan.

           (b) In addition, shares authorized and reserved for issuance under the Company's 1982 Incentive Stock Option Plan, as amended, and 1987 Non-Statutory Stock Option Plan (collectively, the "Prior Plans") which are not used thereunder will also be reserved for issuance upon the exercise of options granted under this Plan. If any option granted under either of the Prior Plans shall expire or terminate for any reason without having been exercised in full, the unpurchased shares subject thereto shall again be available for issuance pursuant to the provisions of the Plan. The maximum number of shares of Common Stock which may be issued in accordance with the provisions of this Section 2(b) shall be 1,382,125.

           (c) The Company may, in its discretion, use shares held in the treasury in lieu of authorized but unissued shares.

           3. Administration.

           The Plan shall be administered by the Committee; provided, that with respect to the Board Options, the price, amount and timing of such options shall be solely as set forth below:

           4. The Committee; Issuance of Incentive Stock Options and Non-Qualified Options.

           (a) The Committee shall at all times be constituted to permit transactions thereunder to comply with Rule 16b-3 under the 1934 Act, or any successor to such Rule, which, as of the date hereof requires that it consist of two or more members of the Board of Directors who do not receive Incentive Stock Options or Non-Qualified Options and who do not receive, and have not at any time within one year prior to their appointment as Committee members received, discretionary grants or awards under any other stock plan of the Company or its subsidiaries. The Committee shall be appointed by the Board of Directors, which may from time to time appoint members of the Committee in substitution for members previously appointed and may fill vacancies, however caused, in the Committee. The Committee may select one of its members as its Chairman, and shall hold its meetings at such times and places as it may determine. A majority of its members (or both of its members, if there are only two) shall constitute a quorum. All determinations of the Committee shall be made by a majority of its members, or, if there are only two members, by unanimous vote. Any decision or determination reduced to writing and signed by a majority (or if there are only two, both) of the members shall be fully as effective as if it had been made by a majority (or unanimous, as the case may be) vote at a meeting duly called and held. The Committee may appoint a secretary, shall keep minutes of its meetings and shall make such rules and regulations for the conduct of its business as it shall deem advisable.

           (b) Subject to the express provisions of the Plan, the Committee shall have plenary authority, in its discretion, to determine the individuals to whom, and the time or times at which, Incentive Stock Options and Non-Qualified Options shall be granted, the number of shares to be subject to each such option, the duration of each such option, the option price and method of payment and the times or time within which (during the term of the option) all or portions of each such option may be exercised. In making such determinations the Committee may take into account the nature of the services rendered by the respective individuals, their present and potential contributions to the Company's success and such other factors as the Committee, in its discretion, shall deem relevant. Subject to the express provisions of the Plan, the Committee shall also have plenary authority to interpret the Plan to prescribe, amend and rescind rules and regulations relating thereto, to determine the terms and provisions of the respective stock option agreements in accordance with
Section 9 hereof and to make all other determinations necessary or advisable for the administration of the Plan. The Committee's determinations on the matters referred to in this Section 4(b) shall be conclusive. The Committee shall not have any discretionary authority with respect to the award or terms and conditions of the Board Options.

           5. Issuance of Board Options

           Subject to the limitations set forth in this Section 5(a), (i) each non-employee director of the Company, for so long as such person remains a non-employee director of the Company, shall be entitled to receive an annual option to purchase 5,000 shares of Common Stock to vest in full on the first anniversary of the date of the grant, provided such person is still a director on such anniversary, and (ii) each person who becomes a member of the Board of Directors who is not employed by the Company after the effective date of the Plan shall receive at the time such person first becomes a member of the Board of Directors an option to purchase 24,000 shares of Common Stock, vesting equally over a three-year period from the date of grant. Notwithstanding anything to the contrary contained herein, no person shall be entitled to receive Board Options pursuant to the Plan covering more than an aggregate 50,000 shares.

           6. Eligibility.

           (a) Incentive Stock Options may be granted only to employees of the Company or a subsidiary.

           (b) Non-Qualified Options may be granted only to (i) officers (who may also be directors) and full or part-time employees employed on a salaried or commission basis by the Company or its subsidiaries, (ii) members of the Board of Directors of the Company who are not included within the group of individuals referenced in the foregoing clause, and (iii) any individual performing services for the Company or any subsidiary as an independent contractor pursuant to a written or oral agreement with the Company or a subsidiary.

           (c) Board Options may be granted only to members of the Board of Directors of the Company who are not employees of either the Company or its subsidiaries.

           (d) For purposes of the Plan, the term "subsidiary "shall mean any corporation (other than the Company) in an unbroken chain of corporations beginning with the Company if, at the time of the granting of the option, each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain, or such other meaning as may be hereafter ascribed to it in Section 424 of the Code.

           7. Option Prices.

           (a) The purchase price of the Common Stock under each Incentive Stock Option shall not be less than 100% of the fair market value of the stock at the time of the granting of the option. For purposes hereof, fair market value shall be equal to the NASDAQ National Market closing price (or the closing price on an exchange if the Common Stock is then traded on an exchange) per share of Common Stock for the day as of which an Incentive Stock Option is granted, or such other amounts (which may be different amounts as between the various types of options) as shall be determined from time to time in good faith by the Committee pursuant to such criteria as it may determine to be appropriate.

           (b) The purchase price of the Common Stock under each Non-Qualified Option shall not be less than the par value of the Common Stock.

           (c) The purchase price of the Common Stock under each Board Option shall be equal to the average NASDAQ National Market System closing price (or the average closing price on an exchange if the Common Stock is then traded on an exchange) per share of Common Stock for the thirty (30) trading days immediately preceding the date of the grant of such Board Option.

           (d) Incentive Stock Options and Non-Qualified Options may be exercised, in the discretion of the Committee, by payment of the option price in full (i) in cash, (ii) by surrender of shares of the capital stock of the Company having a fair market value equal to the option price on the date of exercise, or (iii) any combination of the foregoing. Board Options may be exercised by payment of the option price in full by means of any of the three methods of payment specified in the preceding sentence.

           (e) The proceeds of sale of stock subject to option are to be added to the general funds of the Company or to the shares of the Common Stock of the Company held in its treasury, and used for its corporate purposes as the Board of Directors shall determine.

           (f) Notwithstanding any provision herein to the contrary, no Incentive Stock Option shall be granted to any individual whose ownership of Common Stock of the Company or one of its subsidiaries exceeds the limitations set forth in Section 422(b)(6) of the Code unless such option price is at least 110% of the fair market value of the stock at the time of the granting of the option.

           8. Option Amounts.

           The maximum aggregate fair market value (determined at the time an option is granted in the same manner as provided for in Section 7(a) hereof) of the Common Stock of the Company with respect to which Incentive Stock Options are exercisable for the first time by any optionee during any calendar year (under all plans of the Company and its subsidiaries) shall not exceed $100,000.

           9. Form of Options.

           (a) Incentive Stock Options, Non-Qualified Options and Board Options shall be in such form conforming to applicable legal requirements as shall be approved from time to time by the Committee. The form of any such options may vary among optionees.

           10. Term of Options; Exercise of Options.

           (a) The term of each option shall be not more than ten (10) years from the date of granting thereof, provided that no Incentive Stock Option shall be granted to any individual whose ownership of Common Stock of the Company or its subsidiaries exceeds the limitations set forth in Section 422(b)(6) of the Code unless the term of his or her option does not exceed a period of five (5) years from the date of the grant, or such shorter period as is prescribed in
Section 10 hereof.

           (b) Within the limits specified in Section 10(a) hereof, Incentive Stock Options and Non-Qualified Options will be exercisable at such time or times, and subject to such restrictions and conditions, as the Committee shall, in each instance, approve, which need not be uniform for all optionees; provided, however, that except as provided in Sections 11 and 12 hereof, no such option granted to an employee of the Company or a subsidiary may be exercised at any time unless the optionee is then an employee of the Company or a subsidiary and has been so employed continuously since the granting of the option.

           (c) The Board Options shall be exercisable upon the grant thereof with respect to twenty percent (20%) of the shares subject thereto; at any time after the first anniversary of the grant thereof with respect to an aggregate forty percent (40%) of the shares subject thereto; at any time after the second anniversary of the grant thereof, with respect to an aggregate sixty percent (60%) of the shares subject thereto; at any time after the third anniversary of the date of the grant thereof, with respect to an aggregate eighty percent (80%) of the shares subject thereto; and at any time after the fourth anniversary of the date of the grant thereof, with respect to one hundred percent (100%) of the shares subject thereto; provided, however, that notwithstanding any provision to the contrary contained herein, upon the removal or resignation from the Board of Directors of a holder of a Board Option, such holder may exercise such Board Option within three (3) months of his resignation or removal (but in any case not after ten (10) years from the date of the granting of the option) to the same extent that he was entitled to exercise it as of the date of such resignation or removal.

           (d) The holder of an option shall have none of the rights of a stockholder with respect to the shares subject to option until such shares shall be issued to him upon the exercise of his option.

           (e) With respect to persons subject to Section 16 under the 1934 Act, options granted thereunder must be held by the optionee for at least six (6) months from the date of grant to the date of disposition of the option (other than by exercise) or the Common stock underlying such option.

           11. Termination of Employment.

           (a) Any employee of the Company or a subsidiary who has been issued an option thereunder must exercise the option prior to his termination of employment, except that if an employee terminates his employment voluntarily, such employee shall be permitted to exercise any such option then held by him at any time within three (3) months after such termination (but in any case not after ten (10) years from the date of the granting thereof) to the same extent that he was entitled to exercise it at the date of such termination of employment.

           (b) If the holder of an Incentive Stock Option or a Non-Qualified Option terminates employment on account of disability he may exercise such option to the extent he was entitled to exercise it at the date of such termination at any time within one (1) year of the termination of his employment (but in any case not after ten (10) years from the date of the granting thereof). For this purpose a person shall be deemed to be disabled if he is permanently and totally disabled within the meaning of Section 422(c)(6) of the Code, which, as of the date hereof, shall mean that he is unable to engage in any substantial gainful activity by reason of any medically determined physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a period of not less than 12 months. A person shall be considered disabled only if he furnishes such proof of disability as the Committee may require.

           (c) If the holder of an Incentive Stock Option or Non-Qualified Option issued thereunder retires on or after the attainment of age sixty-five
(65), such options may be exercised as determined by the Committee but in no event more than ten (10) years after the date of granting thereof.

           (d) If the employment of the holder of an Incentive Stock Option or Non-Qualified Option is terminated for "cause," all such options not yet exercised shall be exercisable within seven (7) days of such termination, and shall thereafter cease to be of any further force or effect. For purposes of the foregoing, "cause" shall have the meaning set forth from time to time in the employee handbook generally distributed by the Company to its employees.

           (e) Incentive Stock Option and Non-Qualified Options granted under the Plan shall not be affected by any change of employment so long as the holder thereof continues to be an employee of the Company or a subsidiary of the Company. The option agreements relating to Incentive Stock Options and Non-Qualified Options may contain such provisions as the Committee shall approve with reference to the effect of approved leaves of absence. Nothing in the Plan or in any Incentive Stock Option or Non-Qualified Option granted pursuant to the Plan shall confer on any individual any right to continue in the employ of the Company or a subsidiary of the Company or interfere in any way with the right of the Company or a subsidiary of the Company to terminate such individual's employment at any time.

           12. Death of Holder of Option.

           In the event of the death of an individual to whom an Incentive Stock Option or Non-Qualified Option has been granted under the Plan, while he is employed by the Company (or a subsidiary of the Company) or within three (3) months after the termination of his employment (or one (1) year in the case of the termination of employment of an option holder who is disabled as above provided), the Incentive Stock Option or Non-Qualified Option heretofore granted to him may be exercised, to the extent that he was entitled to exercise it at the date of such death, by a legatee or legatees of the option holder under his last will, or by his personal representatives or distributees, at any time within a period of two (2) years after his death (but in any case not after ten
(10) years from the date of granting thereof), and only if and to the extent that he was entitled to exercise the option at the date of his death.

           13. Non-Transferability of Options.

           Each option granted under the Plan shall, by its terms, be non-transferable otherwise than by will or the laws of descentand distribution and an option may be exercised, during the lifetime of the holder thereof, only by him.


           14. Successive Option Grants.

           Successive option grants may be made to any holder of options under the Plan.

           15. Adjustments Upon Changes in Capitalization or Corporate Acquisitions.

           (a) In the event of a consolidation or merger of the Company with another corporation, or the sale or exchange of all or substantially all of the assets of the Company, or a separation, reorganization or liquidation of the Company, each holder of an outstanding option issued in accordance herewith shall be entitled to receive upon exercise and payment in accordance with the option's terms the same shares, securities or property as he would have been entitled to receive upon the occurrence of such event if he had been, immediately prior to such event, the holder of the number of shares of Common Stock purchasable under his option, or, if another corporation shall be the survivor, such corporation shall substitute therefor substantially equivalent shares, securities or property of such other corporation; provided, however, in lieu of the foregoing the Committee may upon written notice to each holder of an outstanding Incentive Stock Option or Non-Qualified Option provide that such option (but not a Board Option) shall terminate on a date not less than 20 days after the date of such notice unless theretofore exercised. In connection with such notice, the Committee may in its discretion accelerate or waive any deferred exercise period.

           (b) In the event the Company or a subsidiary of the Company enters into a transaction described in Section 424(a) of the Code with any other corporation, the Committee may grant options to employees or former employees of such corporation in substitution of options previously granted to them upon such terms and conditions as shall be necessary to qualify such grant as a substitution described in Section 424(a) of the Code.

           (c) The number of shares of Common Stock for which options may be granted thereunder and any references to specific amounts of shares (including but not limited to those references set forth in Section 5 hereof) shall be appropriately adjusted if the number of outstanding shares of Common Stock of the Company is increased or reduced by split-up, reclassification, stock dividend or the like. The number of shares previously optioned thereunder and not theretofore delivered and the option price per share shall likewise be adjusted whenever the number of outstanding shares of Common Stock is increased or reduced by any such procedure.

           16. Amendment and Termination.

           (a) The Board of Directors may at any time terminate the Plan, or make such modifications of the Plan as it shall deem advisable; provided, however, that the Board of Directors may not, without further approval by the holders of Common Stock: increase the maximum number of shares as to which options may be granted under the Plan (except under the anti-dilution provisions contained in Section 15 hereof); change the class of persons to whom options may be granted; withdraw the authority to administer the Plan(insofar as it relates to Incentive Stock Options and Non-Qualified Options) from the Committee; extend the duration of the Plan; provide for any discretion to be vested in the Committee or any other entity with respect to the award of the Board Options; or materially increase the benefits accruing to persons subject to Section 16 of the 1934 Act. No termination or amendment of the Plan may, without the consent of the optionee to whom any option shall theretofore have been granted, adversely affect the rights of such optionee under such option.

           (b) The provisions of this Plan relating to the Board Options shall not be amended more than once every six months, other than to comport with changes in the Code, the Employee Retirement Income Security Act of 1974, as amended, or the respective rules thereunder.

           17. Effectiveness of the Plan.

           The Plan shall become effective upon adoption by the Board of Directors subject, however, to its further approval by the stockholders of the Company given within twelve months of the date the Plan is adopted by the Board of Directors at a regular meeting of the stockholders or at a special meeting duly called and held for such purpose. Grants of options may be made prior to such stockholder approval but all option grants made prior to stockholder approval shall be subject to the obtaining of such approval and if such approval is not obtained, such options shall not be effective for any purpose.

           18. Withholding of Applicable Taxes.

           The Company shall be entitled to withhold the amount of any tax attributable to any shares deliverable under this Plan after giving the person entitled to receive such shares notice as far in advance as practicable, and the Company may defer making delivery if any such tax may be pending unless and until indemnified to its satisfaction. Alternatively, the Company shall have the right to reduce the number of shares otherwise required to be delivered upon exercise of an option granted thereunder by an amount which would have a fair value on the date of such exercise equal to all taxes required to be withheld by the Company with respect to such exercise. In connection with such withholding, the Company may make any such arrangements as are consistent with this Plan as it may deem appropriate.

           19. Time of Granting of Options.

           (a) A grant of an Incentive Stock Option or Non-Qualified Option under the Plan shall be deemed to be made on the date on which the Committee, by formal action of its members duly recorded in the records thereof, makes an award of an option (but in no event prior to the adoption of the Plan by the Board of Directors); provided, that such option is evidenced by a written option agreement duly executed on behalf of the Company and on behalf of the optionee within a reasonable time after the date of the Committee action.

           (b) A grant of a Board Option shall be deemed to be made on the applicable dates provided in Section 5 hereof.

           20. Term of Plan.

           This Plan shall terminate ten (10) years after the date on which it is approved and adopted by the Board of Directors and no option shall be granted thereunder after the expiration of such ten-year period. Options outstanding at the termination of the Plan shall continue in full force and effect and shall not be affected thereby.

                                      * * *

           The foregoing Plan was approved and adopted by the Board of Directors of the Company on April 17, 1992. Amendments were approved on April 14, 1994 and on September 10, 1996.