Form 10-Q
period 1996-06-30
REPLIGEN CORP
filed 1996-11-14
CIK 730272

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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
                                                        ---    ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as July 31, 1996:

    Common Stock, par value $.01 per share                          15,602,542
    --------------------------------------                    ----------------
                Class                                         Number of Shares

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS



                              REPLIGEN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Months Ended June 30,
                                            --------------------------------

                                                1996              1995
                                            ---------------- ---------------

    Revenues:
      Research and development              $   257,085      $  2,083,686
      Product                                   226,099           392,091
      Investment income                          32,203           271,708
      Other                                     324,868            88,831
                                           ------------      ------------
                                                840,255         2,836,316
                                           ------------      ------------

    Costs and expenses:
      Research and development                  323,763         3,778,035
      Selling, general and administrative       833,857         1,347,379
      Cost of goods sold                        151,649           290,147
      Interest                                       --            59,375
                                           ------------      ------------
                                              1,309,269         5,474,936
                                           ------------      ------------

    Net loss                                $  (469,014)     $ (2,638,620)
                                           =============      ============

    Net loss per common share               $     (0.03)     $      (0.17)
                                           =============      ============

    Weighted average common shares
     outstanding                             15,602,542        15,357,784
                                           =============      ============




          See accompanying notes to consolidated financial statements.

                              REPLIGEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                  June 30,1996    March 31,1996
                                                  -----------------------------
          ASSETS
 Current assets:
   Cash and cash equivalents                      $  3,099,994    $  6,944,140
   Marketable securities                               217,410         278,115
   Accounts receivable                                 345,174         421,254
   Amounts due from affiliates                              --          42,284
   Inventories                                         549,794         701,224
   Prepaid expenses and other current assets            92,421         188,554
                                                   ------------    ------------
     Total current assets                            4,304,793       8,575,571

 Property, plant and equipment, at cost:
   Equipment                                           688,091         688,091
   Furniture and fixtures                               20,422          20,422
   Leasehold improvements                               55,598           2,000
                                                   ------------    ------------
                                                       764,111         710,513
   Less: accumulated depreciation and amortization     213,833         176,946
                                                   ------------    ------------
                                                       550,278         533,567

 Restricted cash                                       250,000              --
 Other assets, net                                     121,389         121,389
                                                   ------------    ------------
                                                  $  5,226,460    $  9,230,527
                                                   ===========     ===========



          LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                               $    176,583    $    546,129
   Accrued expenses and other                          603,722       3,720,881
   Unearned income                                     106,650         154,998
                                                   ------------    ------------
      Total current liabilities                        886,955       4,422,008

 Stockholders' equity:
   Preferred stock, $.01 par value --                       --              --
     authorized -- 5,000,000 shares --
     outstanding -- none
   Common stock, $.01 par value --                     156,025         156,025
     authorized -- 30,000,000 shares--
     outstanding -- 15,602,542 shares
     at June 30, 1996 and March 31, 1996
   Additional paid-in capital                      127,694,145     127,694,145
   Accumulated deficit                            (123,510,665)   (123,041,651)
                                                   ------------    ------------
      Total stockholders' equity                     4,339,505       4,808,519
                                                   ------------    ------------

                                                  $  5,226,460    $  9,230,527
                                                  =============   =============



          See accompanying notes to consolidated financial statements.

                              REPLIGEN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Three Months Ended June 30,
                                                    ---------------------------

                                                         1996           1995
                                                    ---------------------------
 Cash flows from operating activities:
   Net loss                                          $  (469,014)  $ (2,638,620)
   Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities -
     Depreciation and amortization                        36,887        425,813
     Equity in net loss of an affiliate                       --         13,625
   Changes in assets and liabilities -
     Accounts receivable                                  76,080       (200,837)
     Amounts due from affiliates                          42,284        730,061
     Inventories                                         151,430       (307,564)
     Prepaid expenses and other current assets            96,133        259,560
     Accounts payable                                   (369,546)      (587,264)
     Accrued expenses and other                       (3,117,159)    (1,398,385)
     Unearned income                                     (48,348)      (203,000)
                                                      -----------    ----------
       Net cash used in operating activities          (3,601,253)    (3,906,611)
                                                      -----------    ----------

 Cash flows from investing activities:
   (Increase) decrease in marketable securities           60,705     (2,531,551)
   Purchases of property, plant and equipment, net       (53,598)       (15,579)
   Increase in restricted cash                          (250,000)            --
                                                      -----------    ----------
       Net cash used in investing activities            (242,893)    (2,547,130)
                                                      -----------    ----------

 Cash flows from financing activities:
   Proceeds from sales of common stock and
     issuance of warrants                                     --        220,395
   Proceeds from note receivable from affiliate               --      4,620,000
   Payment of term loan to bank                                      (4,620,000)
                                                      -----------    ----------
       Net cash provided by financing activities              --       220,395
                                                      -----------    ----------

                                                              --

 Net decrease in cash and cash equivalents            (3,844,146)    (6,233,346)
 Cash and cash equivalents, beginning of period        6,944,140     13,821,387
                                                      -----------    ----------
 Cash and cash equivalents, end of period            $ 3,099,994   $  7,588,041
                                                     ===========   ===========
 Supplemental disclosure of cash flow information:
   Cash paid for interest                            $        --   $    272,830
                                                     ===========  ============



          See accompanying notes to consolidated financial statements.

                              REPLIGEN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

          The financial statements included herein have been prepared by Repligen Corporation (the "Company" or "Repligen") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures made are adequate to ensure that the information presented is not misleading. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Form 10-K, filed with the Securities and Exchange Commission.

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

          The Company has incurred significant operating losses since inception and has undergone significant restructuring of its operations in fiscal 1996 and 1995. During 1996, the Company completed a major downsizing and consolidation of its activities, including the termination of certain research programs, in an effort to stabilize its financial condition and preserve its cash resources.


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


3.   Cash Equivalents and Marketable Securities

          The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at June 30, 1996 are $2,731,000 of money market funds and $300,000 of commercial paper. Investments with a maturity period of greater than three months are classified as marketable securities and consist of $217,000 of collateralized mortgage obligations at June 30, 1996. These securities are reported at amortized cost, which approximates fair market value at June 30, 1996.

4.   Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:
                                                 June 30,      March 31,
                                                   1996          1996
                                                 ---------     -------

           Raw materials and work-in-process      $  80,000   $   1,955
           Finished goods                           469,794     699,269
                                                  ---------   ---------
                                                  $ 549,794   $ 701,224
                                                  =========   =========

          Work in process and finished goods inventories consist of material, labor and manufacturing overhead. The decrease in finished goods inventories is due primarily to sales of the Company's Protein A products.


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

          In addition to the settlement payment of $300,000 made to the facility landlord, the Company was also required to set aside $250,000 of restricted cash in an escrow account. These funds are to be invested by the Company, with the landlord's prior approval, in leasehold improvements, primarily refurbishment of laboratory spaces at its Needham Massachusetts headquarters.

          The accrued restructuring activity for the three-month period ended June 30, 1996 and the year ended March 31, 1996 is as follows:

                                                                      June 30,      March 31,
                                                                        1996           1996
                                                                 ----------------------------------

Balance, beginning of period                                        $ 2,594,000    $ 5,469,000

   Payments
     Severance and related benefits for terminated employees
                                                                       (198,000)    (1,336,000)
     Settlement of equipment lease obligations and purchase of
       leased equipment                                              (3,033,000)    (1,840,000)
    Settlement of facility lease obligations                           (300,000)      (626,000)
    Legal fees and other                                               (252,000)      (498,000)
    Less--cash received from the sale of surplus equipment            1,314,000             --
                                                                      ----------     ----------

                                                                     (2,469,000)    (4,300,000)
                                                                      ----------     ----------

   Provision                                                                 --      2,496,000
  Write-off of leasehold improvements, equipment and other
      intangibles no longer being utilized, net of auction proceeds          --     (2,604,000)
   Less -- reversal of accruals no longer required due to
     changes in operations                                                   --      1,533,000
                                                                      ----------     ----------
   Balance, end of period                                           $   125,000    $ 2,594,000
                                                                      =========     ==========


      The remaining balance at June 30, 1996 represents accrued severance which will be paid out within the next year.

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


Fiscal 1996 Restructuring

          During the fiscal year ended March 31,1996, the Company completed a major downsizing and consolidation of its operations in an effort to stabilize its financial condition and preserve its cash resources. The restructuring included a substantial reduction in the Company's work force, the termination of several research programs and the closing of its Cambridge research and manufacturing facility. The Company's research and development programs are now primarily focused on the development of new therapies for chronic and acute inflammation and immunosuppression and the development of enabling technologies for discovery of new drugs by rapid screening of combinatorial chemical libraries. As of June 30, 1996, Repligen had approximately 15 employees including five with doctoral degrees. The Company's strategy is to use internal resources for research and preclinical studies and to use pharmaceutical companies or third party contractors to provide manufacturing and clinical development support and for certain administrative functions. Significant expansion of the Company's research or clinical development efforts is dependent on future financing or new partnerships with pharmaceutical companies. As a result of the reduction of operating expenses and elimination of debt, the Company believes it has adequate cash reserves at June 30, 1996 to sustain its operations at their current levels for at least the next twenty-four months.


Results of Operations


Revenues -

          Total revenues for the three month period ended June 30, 1996 were $840,000 as compared to $2,836,000 in the comparable fiscal 1996 period.

          In the fiscal 1997 period, the Company recorded research and development revenues totaling $257,000, consisting of (1) $65,000 and $50,000 from Pfizer, Inc. and Glaxo Wellcom plc., respectively for work performed by the Company's Glycan subsidiary, (2) licensing revenue of $30,000 from Immunomedics and $50,000 from Neocrin Company, (3) approximately $36,000 of revenue received from the Partnership for promotional activities performed by the Company on behalf of the Partnership's rPF4 program, and (4) $26,000 of other research and development revenue.

          Product revenues for the three month periods ended June 30, 1996 and 1995 were $226,000 and $392,000, respectively. Product revenue for the first quarter of fiscal 1997 decreased over the similar fiscal 1996 period due primarily to the timing of Protein A product shipments.

          Investment income decreased in the first quarter of fiscal 1997 over the comparable three month period in fiscal 1996 primarily because of lower average funds available for investment.

          Other revenues for the three month period ended June 30, 1996 increased from the comparable fiscal 1996 period primarily because of the one-time sale of non-investment securities held by the Company for approximately $300,000.

Expenses -

          During fiscal 1996, the Company substantially restructured its operations, resulting in a significant reduction in its current rate of expenditures. In May 1996, the Company relocated its headquarters operations from Cambridge, Massachusetts to approximately 13,000 square feet of subleased office and laboratory space in Needham, Massachusetts. This move has resulted in a substantial savings in rent and related facility costs. If the move had been effective as of April 1, 1996, expenses during the fiscal quarter ended June 30, 1996 would have been lower by approximately $316,000.

          Total expenses for the three month periods ended June 30, 1996 and 1995 were $1,309,000 and $5,475,000, respectively. The decrease in expenses in the three month fiscal 1997 period reflects lower operating costs as a result of the fiscal 1996 restructuring efforts, including significantly lower headcounts.

          Research and development expenses for the three month periods ended June 30, 1996 and 1995 were $324,000 and $3,778,000, respectively. The decreased expenses in the first quarter of fiscal 1997 from the comparable period in fiscal 1996 reflect the Company's efforts to reduce costs.

          Selling, general and administrative expenses for the three month periods ended June 30, 1996 and 1995 were $834,000 and $1,347,000, which reflects a decrease in administrative personnel and related expenses as part of the Company's cost reduction efforts.

          Cost of goods sold for the three month periods ended June 30, 1996 and 1995 were $152,000 and $290,000, respectively. Cost of goods sold in the three month periods were 67% and 74% of product revenues, respectively. The decrease in cost of sales as a percentage of revenue are primarily a result of a change in product mix between the two periods.


Capital Resources and Liquidity

          The Company's total cash, cash equivalents and marketable securities decreased to $3,317,000 at June 30, 1996 from $7,222,000 at March 31,
      1996, a decrease of $3,905,000 or 54%. The decrease reflects net operating losses during the three month period of approximately $469,000, the reduction of accounts payable of $370,000 and the net payment of accrued restructuring expenses of $2,469,000 (see note 5 of notes to consolidated financial statements), offset in part by the reduction in receivables and inventories of $270,000. Working capital decreased to $3,418,000 at June 30, 1996 from $4,154,000 at March 31, 1996.

          The Company has funded operations primarily with cash derived from the sales of its equity securities, research and development contracts, product sales, investment income, proceeds from a term loan with a bank, the sale of the Company's share of a joint venture and leasing of certain equipment.

          In May 1992, the Company entered into a research and development agreement with Lilly which provided $1,313,000 in research funding during the three-month period ended June 30, 1995. In September 1995, Lilly terminated its collaboration and licensing agreement with the Company.

          The Company has received research and development funding and a 10% management fee from the Partnership pursuant to the Product Development Agreement. In April 1996, the Company announced the termination of the Product Development Agreement and the Purchase Agreement with the Partnership. Under the terms of the various agreements between the parties, the rights to the rPF4 technologies remain with the Partnership. The Company recognized revenue from the Partnership in the three month periods ended June 30, 1996 and 1995 of $36,000 and $771,000, respectively.

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


                      REPLIGEN CORPORATION
                      (Registrant)


Date:  August 1, 1996           By:  /S/ Walter C. Herlihy
                                     ----------------------
                                     Chief Executive Officer

                                     Signing on behalf of the Registrant
                                     and as Principal Financial and
                                     Accounting Officer