Form 10-Q
period 1996-12-31
REPLIGEN CORP
filed 1997-02-13
CIK 730272

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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

       ------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days. Yes X   No ___.
                                                    ---
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 10, 1997.

Common Stock, par value $.01 per share                           15,903,211
--------------------------------------                        ----------------
               Class                                          Number of Shares

                              REPLIGEN CORPORATION

                                      INDEX
                          PART I. FINANCIAL INFORMATION
                                                                           PAGE

Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets as of
             December 31, 1996 and March 31, 1996                            3

             Condensed Consolidated Statements of Operations
             for the Three and Nine Months Ended December 31, 1996
             and March 31, 1996                                              4

             Condensed Consolidated Statement of Cash Flows for
             the Nine Months Ended December 31, 1996 and 1995                5

             Notes to Condensed Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           8


                      PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
             None

Item 2.  Changes in Securities                                              11


Item 3.  Defaults Upon Senior Securities
             None

Item 4.  Submissions of Matters to a Vote of Security Holders
             None

Item 5.  Other Information
             None

Item 6.  Exhibits and Reports on Form 8-K                                   11

      (a)    Exhibits
             10.1              Form of Stock Exchange Agreement

             10.2              Form of Warrant Exchange Agreement

             27.1              Financial Data Schedule

      (b)    Reports on Form 8-K
             None

Signature                                                                   12

Exhibit Index                                                               13

Exhibits                                                                    14

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                              REPLIGEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      December 31,    March 31,
                                                         1996            1996
                 ASSETS                               ------------    ---------

 Current assets:
   Cash and cash equivalents                         $ 3,317,172    $ 6,944,140
   Marketable securities                                 140,411        278,115
   Accounts receivable                                   663,974        421,254
   Amounts due from affiliates                                --         42,284
   Inventories                                           444,440        701,224
   Prepaid expenses and other current assets             153,367        188,554
                                                     -----------    -----------
     Total current assets                              4,719,364      8,575,571

 Property, plant and equipment, at cost:
   Equipment                                             701,146        688,091
   Furniture and fixtures                                 25,966         20,422
   Leasehold improvements                                350,421          2,000
                                                     -----------    -----------
                                                       1,077,533        710,513
   Less: accumulated depreciation and amortization       301,747        176,946
                                                     -----------    -----------
                                                         775,786        533,567

 Restricted cash                                         104,466             --
 Other assets, net                                       115,489        121,389
                                                     -----------    -----------
                                                     $ 5,715,105   $  9,230,527
                                                     ===========   ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                     $253,875   $    546,129
   Accrued expenses                                      332,826      3,720,881
   Unearned income                                       233,314        154,998
                                                     -----------    -----------
      Total current liabilities                          820,015      4,422,008
 Commitments and contingencies
 Stockholders' equity:
   Preferred stock, $.01 par value --
     authorized -- 5,000,000 shares --
     outstanding -- none                                      --             --
   Common stock, $.01 par value --
    authorized -- 30,000,000 shares--
    outstanding -- 15,903,211 and
    15,602,542 shares at December
    31, 1996 and March 31, 1996, respectively            159,032        156,025
   Additional paid-in capital                        128,111,286    127,694,145
   Accumulated deficit                              (123,375,228)  (123,041,651)
                                                     -----------    -----------
      Total stockholders' equity                       4,895,090      4,808,519
                                                     -----------    -----------

                                                     $ 5,715,105   $  9,230,527
                                                     ===========   ============

          See accompanying notes to consolidated financial statements.

                              REPLIGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended December 31,     Nine Months Ended December 31,

                                               1996               1995               1996               1995
                                               ----               ----               ----               ----

Revenues:
  Research and development                  $   440,180       $ 1,674,850        $   890,641        $ 7,534,479
  Product                                       503,049           169,289          1,123,827          1,543,026
  Investment income                              98,744           161,394            206,543            624,111
  Other                                          24,593            98,833            667,180            258,184
                                              ---------         ---------          ---------          ---------
                                              1,066,566         2,104,366          2,888,191          9,959,800
                                              ---------         ---------          ---------          ---------

Costs and expenses:
 Research and development                       240,139         2,863,923            934,599         10,194,582
 Selling, general and administrative            353,775         1,426,515          1,540,137          4,469,977
 Cost of goods sold                             211,538           113,828            363,187          1,103,505
 Interest                                            --             2,125                 --             66,601
 Charge for purchased research &
 development                                    365,285                --            365,285                 --
                                              ---------         ---------          ---------          ---------
                                              1,170,737         4,406,391          3,203,208         15,834,665


Net loss                                      $(104,171)      $(2,302,025)       $  (315,017)       $(5,874,865)
                                              =========         =========          =========          =========

Net loss per common share                     $   (0.01)      $     (0.15)       $     (0.02)       $     (0.38)
                                              =========         =========          =========          =========

Weighted average common shares
outstanding                                  15,605,846        15,358,938         15,603,639         15,358,555
                                              =========         =========          =========          =========



          See accompanying notes to consolidated financial statements.

                              REPLIGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine Months Ended December 31,
                                                             ------------------------------
                                                                 1996              1995
                                                             ------------      ------------
Cash flows from operating activities:
   Net loss                                                  $   (315,017)     $ (5,874,865)
   Adjustments to reconcile net loss to net cash
   used in operating activities -
     Depreciation and amortization                                128,709         1,126,356
     Compensation charge from stock options                        32,395                --
     Equity in net loss of an affiliate                                --           227,636
     Charge for purchased research & development                  365,285                --
     Net proceeds from sales of property, plant  & equipment           --           133,389

Changes in assets and liabilities -
   Accounts receivable                                           (242,720)        1,436,993
   Amounts due from affiliates                                     42,284           960,435
   Inventories                                                    256,784            (9,149)
   Prepaid expenses and other current assets                       35,187           187,973
   Accounts payable                                              (292,254)         (223,829)
   Accrued expenses                                            (3,388,055)       (2,720,615)
   Unearned income                                                 78,316          (203,000)
                                                              -----------       -----------
     Net cash used in operating activities                     (3,299,086)       (4,958,676)
                                                              -----------       -----------


Cash flows from investing activities:
   Decrease in marketable securities                              137,704           116,488
   Purchases of property, plant and equipment, net               (367,020)         (687,581)
   Decrease in other assets                                         5,900                --
   (Increase) decrease in restricted cash                        (104,466)              273
                                                              -----------       -----------
     Net cash used in investing activities                       (327,882)         (570,820)
                                                              -----------       -----------

Cash flows from financing activities:
   Proceeds from sales of common stock                                 --           418,726
   Proceeds from note receivable due from affiliate                    --         4,620,000
   Payment of term loan to bank                                        --        (4,620,000)
                                                              -----------       -----------
     Net cash provided by financing activities                         --           418,726
                                                              -----------       -----------



Net decrease in cash and cash equivalents                      (3,626,968)       (5,110,770)
Cash and cash equivalents, beginning of period                  6,944,140        13,821,387
                                                              -----------       -----------
Cash and cash equivalents, end of period                     $  3,317,172      $  8,710,617
                                                              ===========       ===========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                    $         --      $    280,042
                                                              ===========       ===========
Supplemental disclosure of non-cash financing activities:
   Restricted cash released to lessor of certain equipment   $         --      $  1,000,000
                                                              ===========       ===========


          See accompanying notes to consolidated financial statements.

                              REPLIGEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

          The condensed consolidated financial statements included herein have been prepared by Repligen Corporation (the "Company" or "Repligen"), pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ending March 31, 1996.

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

2.   Net Loss Per Common Share

      Net loss per common share has been computed by dividing net loss by the weighted average number of shares outstanding during the period. Common stock equivalents have not been included as the effect would be antidilutive and as the company anticipates a loss for fiscal 1997 no common stock equivalents are used for the net income per share calculation. Fully diluted net loss per common share has not been presented as it is not significantly different.


3.   Cash Equivalents and Marketable Securities

          The Company considers all highly liquid investments with a maturity of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at December 31, 1996 are $589,000 of money market funds and $2,588,000 of commercial paper. Investments with a maturity period of greater than three months are classified as marketable securities and consist of approximately $140,000 of marketable securities and approximately $45,000 of collateralized mortgage obligations at December 31, 1996. These collarateralized mortgage obligations are reported at amortized cost, which approximates fair market value at December 31, 1996.

4.   Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                   December 31,     March 31,
                                                      1996            1996
                                                   -----------     --------
     Raw materials and work-in-process              $141,662       $  1,955
     Finished goods                                  302,778        699,269
                                                    --------       --------
                                                    $444,440       $701,224
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

         In addition to the settlement payment of $300,000 made to the facility landlord, the Company was also required to set aside $250,000 of restricted cash in an escrow account. These funds are to be invested by the Company, with the landlord's prior approval, in leasehold improvements, primarily refurbishment of laboratory spaces at its Needham, Massachusetts headquarters. As of December 31, 1996, the balance in this escrow account was $104,466.

5.   Charge for Purchased Research & Development

         In the three months ended December 31, 1996, the company acquired, in exchange for the Company's common stock, all of the outstanding preferred shares and warrants to purchase common stock of Glycan's subsidiary, ProsCure, Inc. This acquisition increases Repligen's interest in ProsCure from 63% to 90%. Proscure has licensed the rights to certain drug discovery technologies and lead compounds for application to the field of cancer from Glycan, a wholly owned subsidiary of the Company. The technology acquired will require further development by the Company. Accordingly, these costs were expensed as of the acquisition date. Expenses for the three and nine months ended December 31, 1996 include this non-recurring charge of $365,000 for purchased research and development.

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

Certain Factors That May Affect Future Results

     The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the Company's ability to (i) meet its working capital and future liquidity needs, (ii) successfully implement its restructuring and strategic growth strategies, (iii) understand, anticipate and respond to rapidly changing technologies and market trends, (iv) develop, manufacture and deliver high quality, technologically advanced products on a timely basis to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company, (v) obtain and protect licensing and intellectual property rights necessary for the Company's technology and product development on terms favorable to the Company, and (vi) recruit and retain highly talented professionals in a competitive job market. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

Results of Operations


Revenues

          Total revenues for the three month periods ended December 31, 1996 and 1995 were $1,067,000 and $2,104,000, respectively, a decrease of approximately 49%. Year to date total revenues decreased approximately 71% to $2,888,000 at December 31, 1996 from $9,960,000 at December 31, 1995.

          Research and development revenues for the three month period ended December 31, 1996 were $440,000 compared to $1,675,000 in the comparable fiscal 1996 period. The decrease in the second quarter of fiscal 1997 from the comparable fiscal 1996 period is due primarily to the loss of significant revenues related to contracts with Eli Lilly and Company ("Lilly") and Repligen Clinical Partners, L.P. (the "Partnership"). In the first nine months of fiscal 1997, the Company recorded research and development revenues totaling $891,000 consisting primarily of $662,000 from contracted research and development programs and $229,000 from licensing revenues. In the first nine months of fiscal 1996, research and development revenues were $7,534,000.

          Product revenues for the three months ended December 31, 1996 and 1995 were $503,000 and $169,000, respectively, and were $1,124,000 and $1,543,000 for the nine months ended December 31, 1996 and 1995, respectively. The decrease in product sales is attributable to the discontinuance by Repligen of contract manufacturing that took place during fiscal 1996, partially offset by an increase in sales of the Protein A product line.

          Investment income decreased in fiscal 1997 over the comparable three and nine month periods in fiscal 1996 primarily due to lower average funds available for investment.

          Other revenues for the three and nine month periods ended December 31, 1996 increased from the comparable fiscal 1996 periods primarily due to the one-time sale of equipment and furnishings by the Company for $207,000 and the one-time sale of non-investment securities held by the Company for approximately $300,000.

Expenses

          During fiscal 1996, the Company substantially restructured its operations, resulting in a significant reduction in its current rate of expenditures. In May 1996, the Company relocated its headquarters operations from Cambridge, Massachusetts to approximately 13,000 square feet of subleased office and laboratory space in Needham, Massachusetts. This move has resulted in a substantial savings in rent and related facility costs. If the move had been effective as of April 1, 1996, facility related expenses during the nine months ended December 31, 1996 would have been lower by approximately $436,000.

          Total expenses for the three month periods ended December 31, 1996 and 1995 decreased 73% to $1,171,000 from $4,406,000 and decreased 80% to
      $3,203,000 from $15,835,000 for the nine months ended December 31, 1996 and 1995, respectively. The decrease in expenses reflects lower operating costs as a result of the fiscal 1996 restructuring efforts, including significantly lower headcount.

          Research and development expenses for the three months ended December 31, 1996 and 1995 were $240,000 and $2,864,000 and for the nine months ended December 31, 1996 and 1995 were $935,000 and $10,195,000. The decrease in expenses in fiscal 1997 from the comparable period in fiscal 1996 reflect the discontinuation of activities pursuant to the contract with Lilly and the Partnership and the Company's efforts to reduce costs.

          Selling, general and administrative expenses for the three month and nine month periods ended December 31, 1996 were $354,000 and $1,540,000, respectively, which reflects a decrease of $1,073,000 and $2,930,000 from the comparable 1996 periods. These decreases resulted from the reduction of administrative personnel and related expenses as part of the Company's cost reduction efforts.

          Cost of goods sold for the three month and nine month periods ended December 31, 1996 were $212,000 and $363,000 respectively, as compared to $114,000 and $1,104,000 for the three and nine months ended December 31, 1995. Cost of goods sold in the three month and nine month periods ended December 31, 1996 and 1995 were 42% and 32% of product revenues and were 67% and 72% in the comparable 1996 periods. The decreases in cost of sales as a percentage of revenue are primarily a result of the realization of inventory that had previously been reserved for and the discontinuation of contract manufacturing activity in fiscal 1996.

          In the three months ended December 31, 1996, the company acquired, in exchange for the Company's common stock, all of the outstanding preferred shares of Glycan's subsidiary, ProsCure, Inc. This acquisition increases Repligen's interest in ProsCure from 63% to 90%. Proscure has licensed the rights to certain drug discovery technologies and lead compounds for application to the field of cancer from Glycan, a wholly owned subsidiary of the Company. The technology acquired will require further development by the Company. Accordingly, these costs were expensed as of the acquisition date. Expenses for the three and nine months ended December 31, 1996 include this non-recurring charge of $365,000 for purchased research and development.

Capital Resources and Liquidity

          The Company's total cash, cash equivalents and marketable securities decreased to $3,458,000 at December 31, 1996 from $7,222,000 at March 31, 1996, a decrease of $3,764,000 or 52%. The decrease reflects net losses during the nine month period ended December 31, 1996 of approximately $315,000, the reduction of accounts payable and accrued expenses of $3,680,000 including the net payment of accrued restructuring expenses of $2,469,000, offset in part by the reduction in inventories and prepaid expenses of $292,000. Working capital decreased to $3,899,000 at December 31, 1996 from $4,154,000 at March 31, 1996.

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

PART II.  OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES

      On December 30, 1996 the Company issued 300,669 shares of common stock in exchange for all of the outstanding preferred shares and warrants to purchase common stock of Glycan's subsidiary, Proscure, Inc. The Company claims that the offer and sale of the shares were exempt from registration pursuant to Rule 505 of Regulation D under the Securities Act of 1933, as amended, in reliance upon the representations and warranties of the purchasers of the shares.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
      (a) Exhibits

               EXHIBIT              DESCRIPTION
               -------              -----------

               10.1                 Form of Stock Exchange Agreement

               10.2                 Form of Warrant Exchange Agreement

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


                      REPLIGEN CORPORATION
                      (Registrant)


Date:  February 10, 1997               By:   /S/ Walter C. Herlihy
                                             ---------------------
                                            Chief Executive Officer

                                            Signing on behalf of the Registrant
                                            and as Principal Financial and
                                            Accounting Officer

                      REPLIGEN CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX

      EXHIBIT NO.                          DESCRIPTION                   PAGE
      -----------                          -----------                   ----

         10.1                  Form of Stock Exchange Agreement           15

         10.2                  Form of Warrant Exchange Agreement         19

         27.1                  Financial Data Schedule                    23

EXHIBIT 10.1               FORM OF STOCK EXCHANGE AGREEMENT

                                                       ((Name))
                                                       -----------------------
                                                       Name of Stockholder


                            STOCK EXCHANGE AGREEMENT



Repligen Corporation
117 Fourth Avenue
Needham, Massachusetts  02194


Ladies and Gentlemen:

         1. Exchange. Subject to the terms and conditions hereof, the undersigned hereby irrevocably agrees to exchange (the "Exchange") an aggregate of ((PShares)) shares of ((Series)) Preferred Stock, $.01 par value (the "Preferred Shares"), of ProsCure, Inc., a Delaware corporation ("ProsCure"), for ((RShares)) shares of Common Stock, $.01 par value (the "Repligen Shares"), of Repligen Corporation, a Delaware corporation ("Repligen"), and tenders herewith the certificate or certificates representing the Preferred Shares and a completed stockpower (the "Stockpower") transferring ownership of such shares to Repligen. The Preferred Shares tendered herewith shall be deemed transferred to Repligen effective as of the Closing (as defined below) and the undersigned shall be deemed to have received the Repligen Shares as of the Closing.

         2. The Closing. Subject to the terms of this Agreement, the exchange of the shares shall take place at a closing (the "Closing") to be held at the offices of Testa, Hurwitz and Thibeault, LLP at 10:00am on or before December 18, 1996 (the "Closing Date"), or at such other place and time as may be mutually agreed upon.

         3. Condition to Exchange; Escrow Account. The undersigned understands and agrees that the Closing of the Exchange is conditional upon the receipt by Repligen of commitments to exchange not fewer than an aggregate of 245,000 shares of Series A Preferred Stock, $.01 par value, and Series B Preferred Stock, $.01 par value, of ProsCure from the stockholders listed on Schedule A attached hereto. The undersigned understands that the certificate or certificates representing the Preferred Shares and the Stockpower will be returned to the undersigned if all conditions precedent to Closing are not satisfied by December 18, 1996. It is understood and agreed that if all conditions precedent to Closing are satisfied, the Preferred Shares tendered herewith shall be deemed transferred to Repligen effective as of the Closing and the undersigned shall be deemed to have received the Repligen Shares as of the Closing.

         4. Representations and Warranties of the Undersigned. In connection with the exchange of the Preferred Shares for the Repligen Shares, the undersigned hereby represents and warrants to Repligen as follows:

                  (a) The undersigned has, and on the Closing Date will have, valid and unencumbered title to the Preferred Shares to be exchanged by the undersigned, free and clear of all liens, charges, restrictions, claims and encumbrances of any nature other than those imposed under any applicable federal and state securities laws.

                  (b) The undersigned has the full right, power and authority to enter into this Agreement and to sell, assign, transfer and deliver the Preferred Shares to Repligen, free and clear of all liens, restrictions, claims and encumbrances of any nature other than those imposed under applicable federal and state securities laws, and upon the delivery of the Repligen Shares as payment for the Preferred Shares hereunder, Repligen will acquire valid and unencumbered title to the Preferred Shares to be transferred by the undersigned.

                  (c) The undersigned confirms that the undersigned understands and has fully considered for purposes of this investment the risks of this investment and understands that (i) this investment is suitable only for an investor who is able to bear the economic consequences of losing his, her or its entire investment, (ii) the exchange of the Preferred Shares for the Repligen Shares is a speculative investment which involves a high degree of risk, and
(iii) there are substantial restrictions on the transferability of, and there will be no immediate public market for, the Repligen Shares, and accordingly, it may not be possible for the undersigned to liquidate his, her or its investment in case of emergency.

                  (d) The undersigned has such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of this speculative investment and of making an informed investment decision. The undersigned has reviewed copies of Repligen's filings with the Securities and Exchange Commission that were sent to the undersigned along with this Agreement.

                  (e) The Repligen Shares are being acquired by the undersigned solely for the undersigned's own personal account, for investment purposes only, and not with a view to, or in connection with, any resale or distribution thereof. The undersigned has no contract, undertaking, understanding, agreement or arrangement, formal or informal, with any person to sell, transfer or pledge to any person the Repligen Shares, or any part thereof, or any interest therein or any rights thereto. The undersigned has no present plans to enter into any such contract, undertaking, agreement or arrangement. The undersigned must bear the economic risk of the investment for an indefinite period of time because the Repligen Shares have not been registered under the Securities Act and applicable state securities laws and, therefore, cannot be sold unless they are subsequently registered under the Securities Act and applicable state securities laws or unless an exemption from such registration is available.

                  (f) This Agreement has been duly executed and delivered by the undersigned and constitutes the legal, valid and binding obligation of the undersigned, enforceable in accordance with its terms.

         5.        Representations and Warranties of Repligen.

                  (a) Repligen has full power and authority and has taken all required corporate and other action necessary to permit it to execute and deliver and to carry out the terms of this Agreement and all other documents or instruments required hereby.

                  (b) The Repligen Shares have been duly authorized and when issued in accordance with the terms of this Agreement will be validly issued, fully paid and nonassessable with no personal liability attaching to the ownership thereof.

         6. Restrictive Legend: The undersigned consents to the placement of a restrictive legend on the certificate(s) for the Repligen Shares as required by applicable securities laws.

         7. Registration Rights. Repligen hereby agrees to use its best efforts to prepare and file a registration statement on Form S-3 under the Securities Act of 1933, as amended (the "Registration Statement"), within 180 days following the Closing Date to register the Repligen Shares issued hereunder for resale in the public market. Repligen will use its best efforts to achieve and maintain the effectiveness of such Registration Statement until the earlier of
(i) the third anniversary of the Closing Date or (ii) all shares originally registered under such Registration Statement shall have been sold. Repligen may from time to time amend or supplement the Registration Statement and the prospectus contained therein (the "Prospectus") to the extent necessary to comply with the Securities Act of 1933, as amended, and any applicable state securities statue or regulation. Repligen will pay all expenses incident to Repligen's performance or compliance with this Section 7, including, without limitation, all registration and filing fees, all printing expenses, all transfer agents' fees and all fees and disbursements of Repligen's counsel.

         8. Transferability. The undersigned agrees that its interest hereunder are not assignable or transferable, and further agrees that the assignment and transfer of the Repligen Shares acquired pursuant hereto shall be made only in accordance with all applicable laws.

         9. Miscellaneous. This Agreement constitutes the entire agreement between the parties relative to the subject matter of the Exchange, and supersedes all proposals or agreements, written or oral, and all other communications between the parties relating to the subject matter of this Agreement. No provision of this Agreement shall be waived, amended, modified, superseded, canceled, terminated, renewed or extended except in a written instrument signed by both parties hereto. Any waiver shall be limited to the particular instance and for the particular purpose when and for which it is given. The invalidity, illegality or unenforceability of any provision of this Agreement shall in no way effect the validity, legality or enforceability of any other provision of this Agreement and this Agreement shall be construed and reformed by any court of competent jurisdiction to give full effect to the essential purposes of this Agreement. This Agreement shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the laws of the state of Delaware and the federal securities laws. All notices provided for in this Agreement shall be given in writing and shall be effective when either served by personal delivery, express overnight courier service, electronic facsimile transmission, or by first class mail, postage prepaid, addressed to the parties at their respective addresses herein set forth, or to such other address or addresses as either party may later specify by written notice to the other. This Agreement may be executed in duplicate counterparts, which, when taken together, shall constitute one instrument and each of which shall be deemed to be an original instrument.

         10. Survival of Representations. The representations and warranties of the undersigned contained in Section 4 are true and accurate as of the date of this Agreement and shall be true and accurate as of the date of the Closing and the undersigned's receipt of the Repligen Shares, and such representations and warranties shall survive such delivery and acceptance. If in any respect such representations and warranties shall not be true and accurate, the undersigned shall give immediate written notice of such fact to Repligen specifying which representations and warranties are not true and accurate and the reasons therefor.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

         IN WITNESS WHEREOF, the undersigned has hereby executed this Stock Exchange Agreement as of this ___ day of ________, 1996.


------------------------------               --------------------------------
Signature                                    Street Address

                                             --------------------------------
------------------------------               City of Town
Print Name
                                             --------------------------------
                                             State              Zip Code

------------------------------               --------------------------------
Social Security Number                       Telephone Number



                                             REPLIGEN CORPORATION


                                             By:_____________________________
                                                  Walter C. Herlihy
                                                  President

EXHIBIT 10.2               FORM OF WARRANT EXCHANGE AGREEMENT


                                                   ((Name))
                                                   --------
                                                   Name of Warrant holder



                           WARRANT EXCHANGE AGREEMENT



Repligen Corporation
117 Fourth Avenue
Needham, Massachusetts  02194



Ladies and Gentlemen:

         1. Exchange. Subject to the terms and conditions hereof, the undersigned hereby irrevocably agrees to exchange (the "Exchange") a warrant (the "Warrant") to purchase an aggregate of ((PShares)) shares of common stock, $.01 par value, of ProsCure, Inc., a Delaware corporation ("ProsCure"), for ((RShares)) shares of Common Stock, $.01 par value (the "Repligen Shares"), of Repligen Corporation, a Delaware corporation ("Repligen"), and tenders herewith the original Warrant and a completed assignment (the "Assignment") transferring ownership of such shares to Repligen. The Warrant tendered herewith shall be deemed transferred to Repligen as of the Closing (as defined below) and the undersigned shall be deemed to have received the Repligen Shares as of the Closing.

         2. The Closing. Subject to the terms of this Agreement, the Exchange shall take place at a closing (the "Closing") to be held at the offices of Testa, Hurwitz and Thibeault, LLP at 10:00am on or before December 18, 1996 (the "Closing Date"), or at such other place and time as may be mutually agreed upon.

         3. Condition to Exchange; Escrow Account. The undersigned understands and agrees that the Closing of the Exchange is conditional upon the receipt by Repligen of commitments to exchange not fewer than an aggregate of 245,000 shares of Series A Preferred Stock, $.01 par value, and Series B Preferred Stock, $.01 par value, of ProsCure from the stockholders listed on Schedule A attached hereto. The undersigned understands that the Warrant and the Assignment will be returned to the undersigned if all conditions precedent to Closing are not satisfied by December 18, 1996. It is understood and agreed that if all conditions precedent to the Closing of the Exchange are satisfied, the Warrant shall be deemed transferred to Repligen effective as of the Closing and the undersigned shall be deemed to have received the Repligen Shares as of the Closing.

         4. Representations and Warranties of the Undersigned. In connection with the exchange of the Warrant for the Repligen Shares, the undersigned hereby represents and warrants to Repligen as follows:

                  (a) The undersigned has, and on the Closing Date will have, valid and unencumbered title to the Warrant to be exchanged by the undersigned, free and clear of all liens, charges, restrictions, claims and encumbrances of any nature other than those imposed under any applicable federal and state securities laws.

                  (b) The undersigned has the full right, power and authority to enter into this Agreement and to sell, assign, transfer and deliver the Warrant to Repligen, free and clear of all liens, restrictions, claims and encumbrances of any nature other than those imposed under applicable federal and state securities laws, and upon the delivery of the Repligen Shares as payment for the Warrant hereunder, Repligen will acquire valid and unencumbered title to the Warrant to be transferred by the undersigned.

                  (c) The undersigned confirms that the undersigned understands and has fully considered for purposes of this investment the risks of this investment and understands that (i) this investment is suitable only for an investor who is able to bear the economic consequences of losing his, her or its entire investment, (ii) the exchange of the Warrant for the Repligen Shares is a speculative investment which involves a high degree of risk, and (iii) there are substantial restrictions on the transferability of, and there will be no immediate public market for, the Repligen Shares, and accordingly, it may not be possible for the undersigned to liquidate his, her or its investment in case of emergency.

                  (d) The undersigned has such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of this speculative investment and of making an informed investment decision. The undersigned has reviewed copies of Repligen's filings with the Securities and Exchange Commission that were sent to the undersigned along with this Agreement.

                  (e) The Repligen Shares are being acquired by the undersigned solely for the undersigned's own personal account, for investment purposes only, and not with a view to, or in connection with, any resale or distribution thereof. The undersigned has no contract, undertaking, understanding, agreement or arrangement, formal or informal, with any person to sell, transfer or pledge to any person the Repligen Shares, or any part thereof, or any interest therein or any rights thereto. The undersigned has no present plans to enter into any such contract, undertaking, agreement or arrangement. The undersigned must bear the economic risk of the investment for an indefinite period of time because the Repligen Shares have not been registered under the Securities Act and applicable state securities laws and, therefore, cannot be sold unless they are subsequently registered under the Securities Act and applicable state securities laws or unless an exemption from such registration is available.

                  (f) This Agreement has been duly executed and delivered by the undersigned and constitutes the legal, valid and binding obligation of the undersigned, enforceable in accordance with its terms.

         5.        Representations and Warranties of Repligen.

                  (a) Repligen has full power and authority and has taken all required corporate and other action necessary to permit it to execute and deliver and to carry out the terms of this Agreement and all other documents or instruments required hereby.

                  (b) The Repligen Shares have been duly authorized and when issued in accordance with the terms of this Agreement will be validly issued, fully paid and nonassessable with no personal liability attaching to the ownership thereof.

         6. Restrictive Legend: The undersigned consents to the placement of a restrictive legend on the certificate(s) for the Repligen Shares as required by applicable securities laws.

         7. Registration Rights. Repligen hereby agrees to use its best efforts to prepare and file a registration statement on Form S-3 under the Securities Act of 1933, as amended (the "Registration Statement"), within 180 days following the Closing Date to register the Repligen Shares issued hereunder for resale in the public market. Repligen will use its best efforts to achieve and maintain the effectiveness of such Registration Statement until the earlier of
(i) the third anniversary of the Closing Date or (ii) all shares originally registered under such Registration Statement shall have been sold. Repligen may from time to time amend or supplement the Registration Statement and the prospectus contained therein (the "Prospectus") to the extent necessary to comply with the Securities Act of 1933, as amended, and any applicable state securities statue or regulation. Repligen will pay all expenses incident to Repligen's performance or compliance with this Section 7, including, without limitation, all registration and filing fees, all printing expenses, all transfer agents' fees and all fees and disbursements of Repligen's counsel.

         8. Transferability. The undersigned agrees that its interest hereunder are not assignable or transferable, and further agrees that the assignment and transfer of the Repligen Shares acquired pursuant hereto shall be made only in accordance with all applicable laws.

         9. Miscellaneous. This Agreement constitutes the entire agreement between the parties relative to the subject matter of the Exchange, and supersedes all proposals or agreements, written or oral, and all other communications between the parties relating to the subject matter of this Agreement. No provision of this Agreement shall be waived, amended, modified, superseded, canceled, terminated, renewed or extended except in a written instrument signed by both parties hereto. Any waiver shall be limited to the particular instance and for the particular purpose when and for which it is given. The invalidity, illegality or unenforceability of any provision of this Agreement shall in no way effect the validity, legality or enforceability of any other provision of this Agreement and this Agreement shall be construed and reformed by any court of competent jurisdiction to give full effect to the essential purposes of this Agreement. This Agreement shall be construed and enforced in accordance with, and the rights of the parties shall be governed by, the laws of the state of Delaware and the federal securities laws. All notices provided for in this Agreement shall be given in writing and shall be effective when either served by personal delivery, express overnight courier service, electronic facsimile transmission, or by first class mail, postage prepaid, addressed to the parties at their respective addresses herein set forth, or to such other address or addresses as either party may later specify by written notice to the other. This Agreement may be executed in duplicate counterparts, which, when taken together, shall constitute one instrument and each of which shall be deemed to be an original instrument.

         10. Survival of Representations. The representations and warranties of the undersigned contained in Section 4 are true and accurate as of the date of this Agreement and shall be true and accurate as of the date of the Closing and the undersigned's receipt of the Repligen Shares, and such representations and warranties shall survive such delivery and acceptance. If in any respect such representations and warranties shall not be true and accurate, the undersigned shall give immediate written notice of such fact to Repligen specifying which representations and warranties are not true and accurate and the reasons therefor.




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

         IN WITNESS WHEREOF, the undersigned has hereby executed this Warrant Exchange Agreement as of this ___ day of ________, 1996.


------------------------------                 -------------------------------
Signature                                      Street Address

                                               -------------------------------
------------------------------                 City of Town
Print Name
                                               -------------------------------
                                               State              Zip Code

------------------------------                 -------------------------------
Social Security Number                         Telephone Number



                                               REPLIGEN CORPORATION


                                               By:___________________________
                                                   Walter C. Herlihy
                                                   President