Form 10-K
period 1997-04-30
REPLIGEN CORP
filed 1997-06-02
CIK 730272

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1997

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

        Securities registered pursuant to Section 12(b) of the Act: None


                 Securities registered pursuant to Section 12(g)
                                  of the Act:

                          Common stock, $0.01 Par Value
                                (Title of Class)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                             [X] Yes    [ ] No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                     [ ] Yes    [X] No

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value, computed by reference to the closing sale price of such stock quoted on NASDAQ on April 30, 1997 was approximately $24,012,316.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 30, 1997: 16,008,211

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 1997. Portions of such Proxy Statement are incorporated by reference in Part III of this Form 10-K.

                                     PART I

Item 1: BUSINESS

Forward Looking Statements

         Any statements which are not historical facts contained in this Annual Report on Form 10-K, including without limitation projections or statements concerning use and success of technology, progress of programs, completion, timing and benefits of development programs, liquidity, suitability of products for specific applications, product performance, advantages or significance of technology, benefits and results of acquisitions, collaborations and strategic and other alliances, and improvements to operating and other results, are forward-looking statements that involve risks and uncertainties, including but not limited to those relating to product demand, pricing, market acceptance, the effect of economic conditions, intellectual property rights and litigation, the results of governmental proceedings, competitive products, risks in product and technology development, the results of financing efforts, the ability to exploit technologies, the ability to complete transactions, and other risks identified under the caption "Certain Factors That May Affect Future Results" and elsewhere in this Annual Report, as well as in the Company's other Securities and Exchange Commission filings. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.


The Company

         Repligen Corporation ("Repligen" or the "Company") redirected its focus in March of 1996 from the clinical development of biological products to the development of enabling technology for the discovery of new drugs. The Company is developing technology to increase the efficiency of the process by which new drug candidates are identified. These technologies include rapid methods for the synthesis of chemical compound libraries, novel detection technology for identifying active compounds in drug screening and specific screening assays based on defined biological targets. In selected therapeutic areas, Repligen is applying its technology to the discovery of proprietary drug leads capable of blocking biologically important protein-protein and protein-carbohydrate interactions.

         Repligen also manufactures and markets a line of products for the production of monoclonal antibodies intended for human clinical use. These products are based on a recombinant form of Protein A for which Repligen holds patents in the United States and major foreign markets. In addition, the Company is seeking to license to third parties certain intellectual property and other assets of the Company pertaining to its earlier research and clinical development programs.

         Repligen Corporation was incorporated in March, 1981, under the laws of the State of Delaware. Its principal executive officers are at 117 Fourth Avenue, Needham, Massachusetts 02194 and its telephone number is (617) 449-9560.

Drug Discovery Technology  - Background

         Practically all major pharmaceutical companies engaged in drug discovery use a process which starts with the identification of a new "biological target" which is implicated in a disease. The target is then formatted into a test (known as a High Throughput Screening Assay), which can be used to determine if any of 100,000 to 1,000,000 individual chemical compounds (known as a Chemical Compound Library) shows activity against the biological target. This process is summarized below:

         [GRAPHIC] Chemical Compound Library
         [GRAPHIC] Biological Target                      New Drug Lead
         [GRAPHIC] High Throughput Screening Assay

         Recent advances in human and bacterial genetics (genomics) have identified hundreds of potential new biological targets for drug development. However, the traditional process used to identify drug candidates for a new biological target is inadequate to exploit this new resource. As a result, the pharmaceutical industry has and will likely continue to make substantial investments in its drug discovery infrastructure. In addition to genomics, two principal areas of investment by pharmaceutical companies are the construction of libraries of compounds through combinatorial chemistry and the development of more efficient high throughput screening technologies.

         Repligen is developing multiple technologies to improve the efficiency of the drug discovery process including rapid methods for chemical library synthesis, screening assays based on specific biological targets and new high throughput screening technologies.

Combinatorial Chemistry

         In the past several years, the pharmaceutical industry has adopted combinatorial chemistry as a method to rapidly synthesize sets of chemical compounds. Combinatorial chemical synthesis methods involve systematic variation of three or more chemical groups on a fixed framework or scaffold. For a scaffold in which three positions can each be substituted with twenty different chemical groups, it is possible to synthesize 8,000 (20 x 20 x 20) compounds with the same series of chemical reactions. By repeating this process with multiple scaffolds, libraries containing more than 300,000 compounds have been constructed. Despite the power of this approach, it currently requires significant labor and investment in chemical methodology and robotics to synthesize a relatively small library of 100,000 compounds. Thus, many organizations employing combinatorial chemistry have created libraries of compounds with maximal chemical diversity in order to use it with a large number of biological targets.

         Repligen is currently developing what it believes may be ultra-efficient techniques for synthesis of libraries of individual compounds. These techniques rely upon a set of chemical reactions known as multi-component condensations (MCCs) in which three or more components combine in a single step to form the desired product while consuming the starting materials. Libraries of compounds can be synthesized far more rapidly with MCC's than alternative methods since the synthesis step involves simple mixing of reactant solutions instead of the multiple chemical steps and manipulations required by other methods.

         The ability to synthesize compound libraries quickly and inexpensively will enable the Company to create customized collections of compounds specifically designed for each biological target or class of target. By incorporating all of the available information for a target (such as its natural ligand or substrate), these custom libraries can be richer sources of active leads than generic libraries designed for use with multiple targets. Lead compounds can then be the basis for the design of second and third generation libraries in which the activity of the lead compound is optimized in a rapid, iterative process.

         A second potential advantage of the efficiency of MCCs is the potential to more readily construct "complex" structures in which 4 to 6 different chemical substituents can be combinatorially varied. For many biologically important targets involving protein-protein or protein-carbohydrate interactions, it can be difficult to find new drug leads in simple combinatorial libraries of structure containing only three substituents. In order to create libraries suitable for these targets, Repligen is employing two sequential MCCs to produce "complex" structures. The Company believes that libraries of "complex" structures may be better sources of leads for certain classes of biological targets which were previously only accessible with natural products.

Detection Technology for Drug Screening

         The Company believes that each year pharmaceutical and biotechnology companies carry out more than 200,000,000 individual high throughput screening assays as a part of their drug discovery efforts. A significant number of these assays involve measurement of whether a chemical compound can block the binding of a biological target to its natural ligand. This has created a large and increasing demand for simple, one-step assay procedures. To date, the only practical one-step procedure to measure binding or its inhibition requires the use of expensive and cumbersome radioactive reagents.

         The Company is currently exploring a novel, alternative approach to the detection of active compounds in binding assays which may lead to a one-step, non-radioactive method for detection of lead compounds. If such a system can be developed by the Company, it may be a viable product for sale to the pharmaceutical industry and may be applicable to increasing the efficiency of the Company's internal drug discovery programs which are based on protein-protein or protein-carbohydrate binding assays.

High Throughput Screening Assays

Growth Factor Screening Assays

         Many clinically important proteins involved in cell signaling and activation bind to a type of carbohydrate on the surface of the target cell known as a glycosaminoglycan. The Company believes that this interaction is important for optimal biological action of these proteins and represents a novel and advantageous point for pharmaceutical intervention. Repligen has developed a series of high throughput binding assays for two classes of glycosaminoglycan-binding proteins: growth factors and chemokines. Two of the Company's growth factor assays can detect inhibitors of glycosaminoglycan binding to basic Fibroblast Growth Factor (bFGF) and Vascular Endothelial Growth Factor (VEGF) both of which have been implicated in the new blood vessel growth which is required for tumor growth and in the progression of certain ocular diseases such as diabetic retinopathy. The Company has employed its combinatorial chemical technology to construct libraries of compounds customized to contain chemical functional groups similar to those found in glycosaminoglycans. Screening of these libraries in the growth factor assays has identified several lead compounds which are currently undergoing additional testing.

         In collaboration with Cambridge NeuroScience, Inc. ("CNS"), the Company has also constructed a high throughput screening assay capable of detecting compounds which block the interaction of the growth factor neuregulin with glycosaminoglycans. Neuregulin is believed to be an important factor in some forms of brain, breast and other cancers. The Company has screened a glycosaminoglycan-like library in the neuregulin assay. Several active compounds have been detected which are currently undergoing additional biological characterization. Repligen and CNS will jointly own compounds which result from this collaboration, if any.

Chemokine Screening Assays

         Chemokines are a second class of glycosaminoglycan-binding factors which mediate the recruitment and activation of leukocytes or white blood cells. Inhibition of the activity of chemokines may be therapeutically useful in a variety of diseases characterized by excessive leukocyte activity including arthritis, psoriasis, inflammatory bowel disease and atherogenesis. Repligen's high throughput screens are designed to detect inhibitors of chemokine-glycosaminoglycan interaction which it believes is essential for proper leukocyte activation by the chemokine.

Immunoregulatory Protein Screening Assays

         Repligen's immune modulation program is based on modifying the activity of costimulatory factors (CD28, B7, CTLA4), molecules on the surface of certain immune system cells, to selectively suppress or activate an immune response. Based on data obtained by Repligen and others in animal models of transplantation and autoimmune disease, the Company believes that drugs which modulate the activity of these costimulatory factors may suppress unwanted immune responses characteristic of transplantation and certain forms of multiple sclerosis, rheumatoid arthritis and diabetes. These animal model experiments indicate that it may be possible to selectively suppress the undesired immune response without creating a general state of immunosuppression. The currently available treatments to prevent, for example, transplant rejection are powerful drugs which cause overall immune suppression, leaving recipients vulnerable to infection. In addition, data published by others indicate that costimulatory factors can be manipulated in animal tumor models to enhance the immune response to a tumor resulting in slower tumor growth. Repligen is constructing high throughput screening assays based on recombinant proteins and cell lines to detect molecules capable of suppressing or activating these costimulatory molecules.

Drug Discovery Programs

         The Company is currently employing its screening assays in collaborative arrangements with Pfizer Inc. ("Pfizer"), Glaxo Wellcome plc ("Glaxo") and Cambridge NeuroScience Inc. ("CNS") in drug discovery projects in the areas of cardiovascular disease, cancer and immune regulation.

         The Company will also seek to develop proprietary lead compounds by utilizing its screening assays to identify active compounds in its combinatorial chemical libraries. The following table summarizes the status of both collaborative and proprietary drug discovery projects utilizing Repligen's high throughput screening assays:

                Current Status of Drug Discovery Programs
                -----------------------------------------
Biological Target         Partner    Application           Status
-----------------         -------    -----------           ------
Growth Factor             Pfizer     Cancer                Lead Evaluation
Immunomodulation          Pfizer     Immune Enhancement    Screening
Chemokine                 Glaxo      Cardiovascular        Screening
Neuregulin                CNS        Brain, Breast Cancer  Lead Evaluation
Angiogenic Growth Factor  Repligen   Cancer/Retinopathy    Screening
Immunomodulation          Repligen   Immune Suppression    Assay Development

Products for Bioprocessing

         Protein A is a naturally occurring molecule which has the ability to bind tightly to certain classes of antibodies. The Company manufactures and markets recombinant Protein A ("rProtein A") and immobilized Protein A in sufficient quantity and quality to be used in the commercial production of antibodies intended for human clinical use. Repligen sells rProtein A(TM) directly and through distributors, including Itochu Techno Chemical, Ltd. (Japan), Kem-En-Tec (Denmark), and Pelichem A.G. (Switzerland).

         The Company believes that there are approximately 75 monoclonal antibodies in various stages of human clinical testing worldwide. In contrast, only 4 to 6 monoclonal antibodies have been approved for marketing by the United States Food and Drug Administration ("FDA") or comparable foreign regulatory agencies.

Significant growth in the Protein A market will be dependent upon additional antibody product approvals.

         Repligen owns a patent in the U.S. covering the manufacture of recombinant Protein A which expires in 2009. Similar patents have been issued in certain European countries and Japan which expire in 2002. Repligen has granted a non-exclusive, royalty bearing license to Pharmacia Biotech AB, a subsidiary of Pharmacia & Upjohn, Inc., to its patents covering recombinant Protein A.

         Repligen has received a second U.S. patent on a modified form of Protein A ("Cys-Protein A") which it believes may deliver superior performance in antibody purification at equivalent costs. No licenses have been granted to the Cys-Protein A patent.

         In November 1996, Repligen established a new manufacturing suite specifically designed for high volume, efficient manufacture of rProtein A(TM) using procedures derived from the Good Manufacturing Practices guidelines established by the FDA. The Company believes that this facility will lower its cost of manufacture and enable it to be competitive in the Protein A marketplace.

Intellectual Property and Licensing

         Repligen has maintained certain intellectual property rights related to its former clinical development programs. The Company intends to seek third parties to license its intellectual property which does not support the Company's current drug discovery or bioprocessing activities.

         The Company's former program for the inhibition of acute inflammation is based on the use of monoclonal antibodies to CD11b, a protein on the surface of certain white blood cells called neutrophils, to inhibit neutrophil-mediated inflammation and tissue damage. As part of this program Repligen had exclusively licensed certain patents issued from the University of Michigan covering the use of antibodies to CD11b to block acute inflammation. The Company also licensed from Pharmacia & Upjohn, Inc. an issued U.S. patent covering the use of antibodies to CD11a, CD11b, CD11c or CD18 to block the acute inflammation associated with reperfusion or the resupply of blood to an anoxic tissue. In December 1995, the Company sublicensed its rights to the Pharmacia & Upjohn patent for CD11a and CD18 to Genentech, Inc. Under the terms of the sublicense the Company is eligible to receive a milestone payment and royalties on products developed by Genentech under this patent. Repligen will seek a sublicensee for the University of Michigan's CD11b patent and its rights to CD11b from the Pharmacia & Upjohn patent.

         As part of its former program to develop immunomodulatory protein drugs directed to the immune cell receptors known as CD28, B7 and CTLA4 (costimulatory factors), Repligen licensed the rights to certain patent applications from the University of Michigan. In addition, the Company independently filed additional patent applications based on internal and collaborative research findings. In September 1995, Repligen assigned these patent rights to Genetics Institute, Inc. and received a fee of $2,000,000. The Company retained the right to independently use the intellectual property and reagents for the discovery of small molecules which block or activate these costimulatory factors (see above). In January 1996, Genetics Institute, Inc. returned all the rights to a specific product candidate, CTLA4-IgG. Repligen has the right to sublicense its rights to CTLA4-IgG and intends to seek a licensee to develop this product candidate.

         The protein interleukin 8 ("IL-8") has the dual properties of mediating certain inflammatory responses and blocking the proliferation of the myeloid progenitor cells. In its former program, Repligen developed modified versions ("mutants") of IL-8 which lack the inflammatory neutrophil activating property of the parent molecule, but which retain the ability to suppress the proliferation of the progenitor cells. These novel molecules may have therapeutic utility in protecting these progenitor cells from the toxic effects of anti-cancer drugs. The Company has received notice of allowance of a patent application covering the composition of the mutant proteins from the U.S. Patent and Trademark Office. The Company may seek a strategic partner to develop its IL-8 technology.

Repligen's Business Strategy

         Repligen's primary objective is to develop or acquire a series of technologies for drug discovery which will enable it to develop new drug leads for those biological targets in which a protein binds to another protein, a carbohydrate or a nucleic acid. All of the Company's current high throughput screening assays are based on protein-protein or protein-carbohydrate binding assays. The Company intends to apply its drug discovery technologies to selected proprietary targets where it believes its technology may give it a competitive advantage. If any lead compounds result from these activities, the Company will carry out additional optimization of the lead compound through chemical modification and characterize its biological activity in cell-based assays and animal models of disease. As appropriate, the Company will seek a biotechnology or pharmaceutical partner for clinical development and commercialization of its product candidates.

         In the near term, the Company will seek to form additional drug discovery partnerships in order to further develop its technology base. If successful, the Company may seek future milestone and royalty revenues based on successful product development by a partner instead of current revenue.

         The Company will seek to expand its sales and marketing efforts and new product introductions. It may also endeavor to develop or acquire additional products for the manufacture of pharmaceutical products which can utilize the Company's existing rProtein A(TM) manufacturing capacity and regulatory infrastructure.

         The Company will also seek to sublicense to third parties its intellectual property pertaining to its earlier development programs on CTLA4-IgG, CD11b and mutants of IL-8. Successful licensing of these assets may generate current revenue, equity or potential future milestone and royalty revenues based on successful product development by the licensee.

Sales and Marketing

         The Company currently sells its rProtein A(TM) products directly to end-users and through distributors in certain foreign markets. While the Company has expanded its sales and marketing activities, there can be no assurance that the Company will be able to further expand its sales and distribution capabilities for the research market without undue delays or expenditures or that it will be successful in maintaining market acceptance for its products.

Customers

         Sales for the Company's bioprocessing products are distributed between chromatography companies and process development and manufacturing groups at biotechnology and pharmaceutical companies and accounted for 41% of the Company's revenues in fiscal 1997. Research and development revenue is derived from the Company's drug discovery collaborations with Glaxo, Pfizer and CNS and grant awards from the National Institutes of Health. Research and development revenue accounted for 31% of the Company's total revenues in fiscal 1997. No single customer accounted for more than 10% of the Company's total revenues in fiscal 1997.

Competition

         The Company's Protein A products compete on the basis of quality, performance, cost effectiveness, and application suitability with numerous established technologies for protein purification including ion exchange chromatography. Additional competitive products using new technologies which may be competitive to the Company's products may also be introduced. Many of the companies selling or developing competitive products have financial, manufacturing and distribution resources significantly greater than those of the Company.

         The field of drug discovery in which the Company is involved is characterized by rapid technological change. New developments are expected to continue at a rapid pace in both industry and academia. There are many companies, both public and private, including large pharmaceutical companies, chemical companies and specialized biotechnology companies, engaged in developing products competitive with products under development by the Company. Many of these companies have greater capital, human resources and research and development, manufacturing and marketing experience than the Company and may succeed in developing products that are more effective or less costly than any that may be developed by the Company and may also prove to be more successful than the Company in production and marketing. In addition, academic, government and industry-based research is intense, resulting in considerable competition in obtaining qualified research personnel, submitting patent filings for protection of intellectual property rights and establishing corporate strategic alliances. There can be no assurance that research, discoveries and commercial developments by others will not render any of the Company's programs or potential products noncompetitive.

Manufacturing

         The Company manufactures its rProtein A(TM) product line from a recombinant strain of E. coli. Certain fermentation and recovery operations are carried out by a third party under a supply agreement. The purification, immobilization, packaging and quality control testing of rProtein A(TM) are conducted at the Company's facilities in Needham, Massachusetts. See "Properties." The Company maintains an active quality assurance effort to support the regulatory requirements of its customers.

Government Regulation

         Government regulations play a significant role in the research, development, production and commercialization of pharmaceutical, chemical and biochemical products. While the Company's rProtein A(TM) products do not require FDA approval for sale, many of the Company's customers are required to obtain the approval of the FDA and similar health authorities in foreign countries for the clinical testing and commercial sale of biopharmaceuticals for human use. FDA regulations apply not only to health care products, but also to the process and production facilities used to produce such products. These regulations are called FDA current Good Manufacturing Practices ("cGMP"). The Company is often required to adopt aspects of cGMP regulations to support its customer's use of its products. In support of its customers' requirements to comply with FDA regulations regarding the use of its products, the Company strives to maintain production and documentation procedures for them that parallel certain parts of the FDA cGMP requirements.

         In addition to the regulatory framework for clinical trials and product approvals, the Company is subject to regulation under federal, state and local law, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other present and possible future local, state, federal and foreign regulation.

         The Company is also subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds, used in connection with the Company's research. Compliance with laws and regulations relating to the protection of the environment has not had a material effect on capital expenditures or the competitive position of the Company. However, the extent of government regulation which might result from any legislative or administrative action cannot be accurately predicted.

Patents, Licenses and Proprietary Rights

         The Company's policy is to seek patent protection for certain of its proprietary products. The Company pursues patent protection in the United States and files corresponding patent applications in certain foreign jurisdictions. The Company believes that patent protection is an important element in the protection of its competitive and proprietary position, but other elements, including trade secrets and customer service, are of at least equal importance. The Company owns or has exclusive rights to more than 12

U.S. patents and corresponding foreign equivalents. In addition, the Company has 8 U.S. patent applications pending. The invalidation of key patents owned by the Company or the failure of patents to issue on pending patent applications could create increased competition, with potential adverse effects on the Company and its business prospects.

         The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information or techniques, gain access to the Company's trade secrets or disclose such technology, or that the Company can effectively protect its trade secrets. The unauthorized disclosure of the Company's trade secrets could have a material adverse effect on the Company's business.

         The Company's policy is to require each of its employees, consultants and significant scientific collaborators to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the Company. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

Certain Factors That May Affect Future Results

         Additional Financing Requirements. The Company believes additional long-term financing will be required for the development of its drug discovery programs and bioprocessing products business and to support its future operations and capital expenditures. The Company from time to time may raise additional capital through equity or debt financing or by entering into corporate partnering arrangements; however, there can be no assurances that this funding will be made available or that terms acceptable to the Company will be reached.

         Potential Fluctuations in Operating Results. The Company's operating results may vary significantly from quarter to quarter or year to year, depending on factors such as the timing of increased research and development and sales and marketing expenses, the timing and size of product orders, the introduction of new products by the Company and the capital resources of the Company's customers. The Company's current and planned expense levels are based in part on its expectations as to future revenue. Consequently, revenue or profits may vary significantly from quarter to quarter or year to year and revenue or profits in any period will not necessarily be predictive of results in subsequent periods. There can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future.

         Dependence on Key Personnel. The Company is highly dependent on the members of its management and scientific staff, the loss of whom could have a material adverse effect on the Company. In addition, the Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled scientific, managerial and marketing personnel. The Company faces significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining the personnel it requires for continued growth. The failure to hire and retain such personnel could materially adversely affect the Company's prospects.

         The Company's success will depend, in part, on attracting and maintaining key employees, successful integration of recent acquisitions, continued support from current customers, development of new customers and successful enforcement of the Company's patent and proprietary rights.

         Intense Competition and Risk of Technological Obsolescence. The Company encounters, and expects to continue to encounter, intense competition in the sale of its current and future products. There can be no assurance that developments by others will not render the Company's products or technologies obsolete or non-competitive. Many of the Company's competitors and potential competitors have substantially greater resources, manufacturing and marketing capabilities, research and development staff and production facilities than those of the Company.

Employees

         As of May 15, 1997, the Company had 20 employees. Of the 20 employees, 13 were engaged in research and development and manufacturing and 7 in administrative and marketing functions. Doctorates or other advanced degrees are held by 10 of the Company's employees. Each of the Company's employees has signed a confidentiality agreement. The Company's employees are not covered by a collective bargaining agreement.


Item 2:  DESCRIPTION OF PROPERTY

         The Company's executive offices, research and manufacturing facilities are located at 117 Fourth Avenue in Needham, Massachusetts. The Company occupies approximately 13,000 square feet under a four year sublease. In May 1996 the Company's lease at One Kendall Square, Cambridge, Massachusetts expired and the Company terminated all of its operations at this facility. The 10,500 square feet of laboratory space located at 83 Rogers Street, Cambridge, Massachusetts has been subleased by the Company for the remaining term of the lease. In conjunction with the acquisition of Glycan Pharmaceuticals, Inc., the Company assumed a lease for approximately 2,000 square feet of office and laboratory space at 100 Inman Street, Cambridge, Massachusetts which terminated on September 30, 1996.


Item 3:  LEGAL PROCEEDINGS

         Not applicable.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company through solicitation of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of the executive officers of the Company:

       Name           Age                     Positions
       ----           ---                     ---------
Walter C. Herlihy     45     President, Chief Executive Officer and Director
James R. Rusche       43     Vice President, Research and Development
Daniel P. Witt        49     Vice President, Business Development


Walter C. Herlihy, Ph.D. joined the Company in March 1996 as President, Chief Executive Officer and Director in connection with the Company's merger with Glycan Pharmaceuticals, Inc. From July 1993 to March 1996, Dr. Herlihy was the President and CEO of Glycan Pharmaceuticals, Inc. From October 1981 to June 1993, he held numerous research positions at Repligen, most recently as Senior Vice President, Research and Development. Dr. Herlihy holds an A.B. degree in chemistry from Cornell University and a Ph.D. in chemistry from MIT.

James R. Rusche, Ph.D. joined the Company in March 1996 as Vice President, Research and Development in connection with the Company's merger with Glycan Pharmaceuticals, Inc. From July 1994 to March 1996, Dr. Rusche was Vice President, Research and Development of Glycan Pharmaceuticals, Inc. From February 1985 to June 1994, he held numerous research positions at Repligen, most recently as Vice President, Discovery Research. Dr. Rusche holds a B.S. degree in microbiology from the University of Wisconsin, LaCrosse and a Ph.D. in immunology from the University of Florida.

Daniel P. Witt, Ph.D. joined the Company in March 1996 as Vice President, Business Development in connection with the Company's merger with Glycan Pharmaceuticals, Inc. From October 1993 to March 1996, Dr. Witt was Vice President, Business Development of Glycan Pharmaceuticals, Inc. From April 1983 to September 1993, he held numerous research positions at Repligen, most recently as Vice President, Technology Acquisition. Dr. Witt holds a B.A. degree in chemistry from Gettysberg College and a Ph.D. in biochemistry from the University of Vermont.

PART II

Item 5:  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Market Information

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "RGEN". The following table sets forth for the periods indicated the high and low sale prices for the Common Stock as reported by
Nasdaq:

   Fiscal Year 1996:                High          Low
   ----------------                 ----          ----
   First Quarter............       $3.000       $1.250
   Second Quarter.......            2.125        1.188
   Third Quarter..........          1.938         .875
   Fourth Quarter.......            1.688         .938

   Fiscal Year 1997:
   -----------------
   First Quarter............       $1.500      $  .938
   Second Quarter.......            1.375         .500
   Third Quarter..........          1.500        1.063
   Fourth Quarter.......            1.750        1.125

         On April 30, 1997, the reported closing price of the Common Stock as reported by Nasdaq was $1.50 per share.

Stockholders and Dividends

         As of April 30, 1997, there were approximately 1,029 stockholders of record of the Company's common stock, excluding stockholders whose shares were held in nominee name. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

Recent Sales of Securities
      On March 31, 1997 the Company issued 105,000 shares of its Common Stock in exchange for all of the outstanding common shares of ProsCure, Inc., a subsidiary of Glycan Pharmaceuticals, Inc., the Company's wholly owned subsidiary. The Company believes that the offer and sale of the shares were exempt from registration requirements of the Securities Act of 1993, as amended, pursuant to Rule 505 of Regulation D thereunder, based upon the reliance upon the representations and warranties of the recipients. The Company intends to file a registration statement with the SEC on Form S-3 on or before June 30, 1997 for the resale of these shares.

Item 6:           SELECTED CONSOLIDATED FINANCIAL DATA
         The following selected financial data are derived from the consolidated financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data set forth below should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                          Years Ended March 31,
                                         ------------------------------------------------------------------------------------
                                                    1997             1996             1995             1994             1993
                                                    ----             ----             ----             ----             ----
                                                                    (In thousands, except per share amounts)
Operating Statement Data:
Revenues:
   Research and development                        $  1,180         $  7,949       $  10,988        $ 19,392        $ 21,444
   Product                                            1,554            1,874           3,885           4,947           2,113
   Investment and other                               1,068            1,036           2,069           2,494           3,765
                                                   --------         --------       ---------        --------       ---------
                                                      3,802           10,859          16,942          26,833          27,322
                                                   --------         --------       ---------        --------       ---------

Costs and expenses:
  Research and development                            1,378           11,980          31,012          35,919          30,705
  Cost of goods sold                                    537            1,516           1,535           3,933           1,194
  Selling, general and
   administrative                                     1,940            4,925           4,673           6,206           6,710
   Restructuring charge (credit)                      (111)            3,567          11,300              --              --
  Charge for acquired
   research and development                             549              334              --              --              --
   Interest                                              --               58             372             312              --
                                                   --------         --------       ---------        --------       ---------
   Total costs and expenses                           4,293           22,380          48,892          46,370          38,609
                                                   --------         --------       ---------        --------       ---------


  Net loss                                          $  (491)       $ (11,521)      $ (31,950)       $(19,537)      $ (11,287)
                                                    =======         =========       =========        ========       =========


  Net loss per common share                         $ (0.03)        $   (0.75)      $   (2.08)       $  (1.53)      $   (0.93)
                                                    =======         =========       =========        ========       =========
  Weighted average common shares
   outstanding                                       15,678           15,370          15,356          12,788          12,085
                                                    =======         =========       =========        ========       =========



                                                    1997             1996             1995             1994             1993
                                                    ----             ----             ----             ----             ----
                                                                              (In thousands)
                                          -----------------------------------------------------------------------------------
Balance Sheet Data:
  Cash and investments                             $  3,538         $  7,222       $  15,302        $ 29,215        $ 40,090
 Working capital                                      3,990            4,154           9,070          32,517          31,026
  Total assets                                        5,621            9,231          31,330          59,611          63,483
  Long-term debt                                         --               --              --              --           4,620
  Accumulated deficit                              (123,533)        (123,042)       (111,520)        (79,570)        (60,033)
  Stockholders' equity                                4,919            4,809          15,576          46,737          48,877

Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Repligen is a biopharmaceutical company engaged in the research and development of technologies for drug discovery. The Company also devotes a portion of its resources to proprietary drug discovery projects. In addition, the Company receives income from the sale of products that are manufactured by the Company and from its investments. The Company has incurred operating losses since its inception in 1981. As of March 31, 1997, its accumulated deficit was $123,533,000. During fiscal 1996, the Company completed a major downsizing and restructuring of its activities, including the termination of certain research programs, which significantly reduced its level of operating expenses and its cash burn rate. These actions were completed in an effort to stabilize Repligen's financial condition and preserve its cash resources. As a result of the reduction of operating expenses and restructuring of its activities, the Company believes it has adequate cash reserves at March 31, 1997 to finance its operations at their current levels for at least the next twenty-four months.

Results of operations

Fiscal Year Ended March 31, 1997 Compared with Fiscal Year Ended March 31, 1996

         Revenues. Total revenues for fiscal 1997 were $3,802,000 as compared to $10,859,000 in fiscal 1996, a decrease of $7,057,000. Research and development revenues for fiscal 1997, totaling $1,180,000, decreased by $6,769,000 or 85% from fiscal 1996 levels. This decrease reflects reduced revenues from its collaborations with Eli Lilly and Company ("Lilly") and Repligen Clinical Partners, L.P. (" the Partnership"). Lilly terminated its collaboration and licensing agreement with the Company in September 1995, with respect to the joint development of the CD11b program. Under the terms of the agreement, the entire CD11b program, including preclinical and clinical data packages for product candidates, were returned to the Company. Revenues recognized under the Lilly agreement totaled $2,613,000 in fiscal 1996. The decrease in funding from the Partnership reflects a decrease in billings based on the lack of resources of the Partnership and the Company's termination of its arrangement with the Partnership regarding the development and marketing of the rPF4 program in April 1996. Research and development revenues recognized under the rPF4 program totaled $190,000 and $2,693,000 in fiscal 1997 and fiscal 1996, respectively. In addition, during fiscal 1996, a one-time $2,000,000 fee was paid by Genetics Institute, Inc. for the assignment of intellectual property and the transfer of certain reagents associated with the Company's immune modulation technology and a one-time $525,000 license fee was paid by Genentech, Inc. to sublicense the Company's patent rights for CD11a and CD18.

         Product revenues for fiscal 1997 were $1,554,000 compared to $1,874,000 in fiscal 1996. The decrease of $320,000 or 17% was due to the discontinuance by Repligen of contract manufacturing and sales of diagnostic reagents that took place during fiscal year 1996. During fiscal year 1996 contract service revenues and sales of diagnostic reagents of $758,000 were generated by the Company. This reduction was offset by an increase in product sales volume of the Company's rProtein A(TM) and reagent products in fiscal year 1997.

         Investment income decreased by $469,000 from fiscal 1996 levels due primarily to lower average funds available for investment in fiscal 1997. Other revenues for the fiscal 1997 period increased by $501,000 from the comparable fiscal 1996 period primarily due to the one-time sale of equipment and furnishings by the Company for $317,000 and the one-time sale of non-investment securities held by the Company for approximately $300,000, offset by the decrease in management fees received from the Partnership.

         Expenses. During fiscal 1997, total expenses of $4,293,000 were significantly lower than fiscal 1996 expenses of $22,380,000. This decrease resulted from the Company's restructuring in 1996. During the fourth quarter of fiscal 1996, the Company substantially downsized and consolidated its operations in order to stabilize the Company's financial condition and preserve its cash reserves. In fiscal 1996, the Company recorded a charge of $3,567,000 to cover severance costs and related benefits, the settlement of equipment and facility lease obligations and the write-off of certain leasehold improvements and equipment no longer being utilized, reduced in part by cash received from the sale of assets and the reversal of certain accruals no longer required due to the downsizing. The total restructuring charge of $3,567,000 included cash related expenditures of $1,246,000 and a non-cash charge of $2,321,000. The non-cash charge related to the write-off of leasehold improvements and equipment no longer being utilized, offset by the reversal of accruals no longer required. (See Note 11 of Notes to Consolidated Financial Statements. ) In May 1996, the Company relocated its operations from Cambridge, Massachusetts to approximately 13,000 square feet of subleased office and laboratory space in Needham, Massachusetts. This move has resulted in substantial savings in rent and related facility costs. If the move had been effective as of April 1, 1996, facility related expenses during the year ended March 31, 1997 would have been lower by approximately $381,000.

         Research and development expenses for fiscal 1997, totaling $1,378,000, decreased by $10,602,000, or 88%, from fiscal 1996 levels. The decrease in expenses reflects a reduction in research and development headcount and related expenses, decreased development activities, lower expenditures for clinical trials and the Company's efforts to reduce costs. The Company anticipates that expenses will remain at the current level until additional research and development funding has been obtained.

         Cost of goods sold for fiscal 1997 decreased by $979,000 from the prior fiscal year. Cost of goods sold in fiscal 1997 were 35% of product revenues versus 81% of product revenues for fiscal 1996. The decrease is the result of a change in product mix between fiscal years and is attributable to lower margins experienced on contract service revenues in fiscal 1996 and the result of the realization of inventory in fiscal 1997 that had previously been reserved for in fiscal 1996.

         Selling, general and administrative expenses for fiscal 1997 were $1,940,000, a decrease from fiscal 1996 of $2,985,000. This decrease resulted from the reduction of administrative personnel and related expenses as part of the Company's cost reduction efforts. Interest expense for fiscal 1996 reflects interest incurred by the Company through May 1995 when its term loan with a bank was paid in full.

         In the year ended March 31, 1997, the Company acquired, in exchange for the Company's common stock, all of the outstanding shares of ProsCure, Inc., a subsidiary of Glycan Pharmaceuticals, Inc. ("Glycan"). ProsCure has licensed the rights to certain drug discovery technologies and lead compounds for application to the field of cancer from Glycan, a wholly owned subsidiary of the Company. Since the technology acquired will require further development by the Company, this acquisition was accounted for as a purchase, with the excess of the purchase price and acquisition costs over the fair valued of the assets acquired, charged to operations of approximately $549,000.

         In the year ended March 31, 1996, the Company issued 243,600 shares of its common stock for all of the common stock of Glycan Pharmaceuticals, Inc. ("Glycan"). The acquisition was accounted for as a purchase, with the excess of the purchase price and acquisition costs over the fair value of the assets acquired of approximately $334,000 charged to operations as the cost of acquired research and development.

Fiscal Year Ended March 31, 1996 Compared with Fiscal Year Ended March 31, 1995

         Revenues. Total revenues for fiscal 1996 were $10,859,000 as compared to $16,942,000 in fiscal 1995, a decrease of $6,083,000. Research and development revenues for fiscal 1996, totaling $7,949,000, decreased by $3,040,000 or 28% from fiscal 1995 levels. This decrease reflects reduced product development funding from Lilly with respect to the Company's inflammation inhibition (CD11b) program and from the Partnership with respect to rPF4, offset in part by a $2,000,000 fee paid by Genetics Institute, Inc. in September 1995 for the assignment of intellectual property and the transfer of certain reagents associated with the Company's immune modulation technology and a $525,000 license fee paid by Genentech, Inc. in December 1995 for the exclusive sublicense to make and sell antibody fragments, engineered peptides and other small molecules that bind to CD18 and CD11a. The decrease in funding from Lilly in fiscal 1996 was due to the termination of the CD11b program. Lilly terminated its collaboration and licensing agreement with the Company in September 1995, with respect to the joint development of the CD11b program. Under the terms of the agreement, the entire CD11b program, including preclinical and clinical data packages for product candidates m60.1 and h60.1, were returned to the Company. Revenues recognized under the Lilly agreement totaled $2,613,000 in fiscal 1996. The decrease in funding from the Partnership reflects a decrease in billings based on lower levels of research activity and a decrease in the need for process development and manufacturing activity and a lack of resources of the Partnership, limiting the Partnership's ability to fund the rPF4 program. Research and development revenues recognized under the rPF4 program totaled $2,693,000 in fiscal 1996.

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

         Expenses. During fiscal 1996, the Company substantially downsized and consolidated its operations in order to stabilize the Company's financial condition and preserve its cash reserves. During the fourth quarter, the Company recorded a charge of $3,567,000 to cover severance costs and related benefits, the settlement of equipment and facility lease obligations and the write-off of certain leasehold improvements and equipment no longer being utilized, reduced in part by cash received from the sale of assets and the reversal of certain accruals no longer required due to the downsizing. The total restructuring charge of $3,567,000 included cash related expenditures of $1,246,000 and a non-cash charge of $2,321,000. The non-cash charge related to the write-off of leasehold improvements and equipment no longer being utilized, offset by the reversal of accruals no longer required. (See Note 11 of Notes to Consolidated Financial Statements.)

         Research and development expenses for fiscal 1996, totaling $11,980,000, decreased by $19,032,000, or 61%, from fiscal 1995 levels. The decrease in expenses reflects a reduction in research and development headcount and related expenses, decreased development activities, lower expenditures for clinical trials and the Company's efforts to reduce costs.

         Cost of goods sold for fiscal 1996 decreased by $20,000 from the prior fiscal year. Cost of goods sold in fiscal 1996 were 80% of product revenues versus 40% of product revenues for fiscal 1995. The increase in this percentage is the result of a change in product mix between fiscal years and is attributable to lower margins experienced on contract service revenues in fiscal 1996 and the write-off of products no longer being sold.

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

         In the year ended March 31, 1996, the Company issued 243,600 shares of its common stock for all of the common stock of Glycan Pharmaceuticals, Inc. ("Glycan"). The acquisition was accounted for as a purchase, with the excess of the purchase price and acquisition costs over the fair value of the assets acquired of approximately $334,000 charged to operations as the cost of acquired research and development.

Liquidity and Capital Resources

         The Company's total cash, cash equivalents and marketable securities decreased to $3,538,000 at March 31, 1997 from $7,222,000 at March 31, 1996.
This decrease is primarily due to the reductions in payables and accruals of $3,699,000. Working capital decreased to $3,990,000 at March 31, 1997 from $4,154,000 at March 31, 1996.

         Capital expenditures for fiscal 1997 and 1996 were $429,000 and $463,000, respectively. The capital expenditures in fiscal 1997 primarily reflect the leasehold improvements for the newly leased space and the purchase of research and development equipment.

         The Company has funded operations primarily with cash derived from the sales of its equity securities, revenue derived from research and development contracts, product sales, investment income and the sale of the Company's share of a joint venture. The Company believes it has sufficient cash equivalents and marketable securities to satisfy working capital and capital expenditure requirements for the next twenty-four months. Should the Company need to secure additional financing to meet its future liquidity requirements, there can be no assurances that the Company will be able to secure such financing, or that such financing, if available, will be on terms favorable to the Company. Management believes that the Company's current operations are not materially impacted by the effects of inflation.



Item 8:  FINANCIAL STATEMENTS

         All financial statements required to be filed hereunder are filed as an exhibit hereto, are listed under item 14 (a) (1) and are incorporated herein by reference.


Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         Information regarding the Company's directors will be set forth under the captions "Elections of Directors" and "The Board of Directors and its Committees" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on July 24, 1997 which will be filed with the Securities and Exchange Commission within 120 days of March 31, 1997 and is incorporated herein by reference.

         Information regarding the Company's executive officers is contained in
Part 1 of this report.

Item 11. EXECUTIVE COMPENSATION
         Information regarding the Company's directors will be set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on July 24, 1997 which will be filed with the Securities and Exchange Commission within 120 days of March 31, 1997 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information regarding the Company's directors will be set forth under the caption "Security Ownership Of Certain Beneficial Owners And Management" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on July 24, 1997 which will be filed with the Securities and Exchange Commission within 120 days of March 31, 1997 and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         Information regarding the Company's directors will be set forth under the caption "Certain Relationships And Related Transactions" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on July 24, 1997 which will be filed with the Securities and Exchange Commission within 120 days of March 31, 1997 and is incorporated herein by reference.

                                     PART IV

Item 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form 10-K:

(a) (1)  Financial Statements:
         --------------------
The consolidated financial statements required by this item are submitted in a separate section beginning on page F-2 of this Report, as follows:

                                                                            Page

Report of Independent Accountants............................................F-2
Consolidated Balance Sheets as of March 31, 1997 and 1996....................F-3
Consolidated Statements of Operations for Years Ended
  March 31, 1997, 1996, 1995.................................................F-4
Consolidated Statements of Stockholders' Equity for Years Ended
  March 31, 1997, 1996, 1995.................................................F-5
Consolidated Statements of Cash Flows for Years Ended
  March 31, 1997, 1996, 1995.................................................F-6
Notes to Consolidated Financial Statements...................................F-7

(a) (2)  Index to Financial Statement Schedules:
         ---------------------------------------

              1.  Schedule II - Valuation and Qualifying Accounts

              2. Other financial statement schedules are omitted as the required information is either presented in the financial statements or related notes thereto.


(a) (3)  Exhibits:
         ---------

The Exhibits which are filed as part of this Annual Report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b) Reports on Form 8-K:
    --------------------

    No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                     Document Description
------                     --------------------
3. Articles of Incorporation and By-Laws

3.1* Restated Certificate of Incorporation, dated June 30, 1992 and filed July 13, 1992 (filed as Exhibit 4.12 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1993 and incorporated herein by reference).

3.2* By-laws (filed as Exhibit 3.4 to Repligen Corporation's Form S-1 Registration Statement No. 33-3959 and incorporated herein by reference).

4. Instruments Defining the Rights of Security Holders

4.1* Specimen Stock Certificate (filed as Exhibit 4.2 to Repligen Corporation's Form S-1 Registration Statement No. 33-3959 and incorporated herein by reference).

4.2* Form of Limited Partner Warrant, dated as of February 28, 1992 (filed as Exhibit 4.9 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).

4.3* Form of Class B Limited Partner Warrant, dated as of February 28, 1992 (filed as Exhibit 4.10 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).

4.4*     Form of Incentive Warrant, dated as of February 28, 1992 (filed as
         Exhibit 4.11 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).

4.5*     Form of Fund Warrant, dated as of February 28, 1992 (filed as Exhibit
         4.12 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).

4.6* The 1992 Repligen Corporation Stock Option Plan (filed as Exhibit 4.12 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1993 and incorporated herein by reference).

4.7* The Amended 1992 Repligen Corporation Stock Option Plan, adopted by the stockholders on September 10, 1996 (filed as Exhibit 4.1 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1997 and incorporated herein by reference).

10.  Material Contracts

10.1* License Agreement, dated December 2, 1980, between the Trustees of Leland Stanford Junior University and Repligen Corporation (filed as
         Exhibit 10.1 to Repligen Corporation's Form S-1 Registration Statement No. 33-3959 and incorporated herein by reference).

10.2* Consulting Agreement, dated October 1, 1981, between Dr. Paul Schimmel and Repligen Corporation (filed as Exhibit 10.14 to Repligen Corporation's Form S-1 Registration Statement No. 33-3959 and incorporated herein by reference).

10.3* Consulting Agreement, dated November 1, 1981, between Dr. Alexander Rich and Repligen Corporation (filed as Exhibit 10.15 to Repligen Corporation's Form S-1 Registration Statement No. 33-3959 and incorporated herein by reference).

10.4* License Agreement, dated November 14, 1990, between the Regents of the University of Michigan and Repligen Corporation (filed as Exhibit 10.27 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference).

10.5* Product Development Agreement, dated as of February 2, 1992, between Repligen Corporation and Repligen Clinical Partners, L.P. (filed as
         Exhibit 10.29 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).

10.6* Purchase Agreement, dated February 2, 1992, between Repligen Corporation and each of the Limited Partners from time to time of Repligen Clinical Partners, L.P. (filed as Exhibit 10.30 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).

10.7* License Agreement, dated as of September 1, 1991, by and between Repligen Corporation and Kabi Pharmacia AB (filed as Exhibit 10.37 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1992 and incorporated herein by reference).

10.8* Plan of Reorganization and Agreement of Merger, dated March 14, 1996, between Repligen Corporation and Glycan Pharmaceuticals, Inc. (omitting schedules and exhibits) (filed as Exhibit 10.42 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference).

10.9* Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy (filed as Exhibit 10.43 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference).

10.10* Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche (filed as Exhibit 10.44 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference).

10.11* Employment Agreement, dated March 14, 1996, between Repligen Corporation and Daniel P. Witt (filed as Exhibit 10.45 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference).

10.12* Sublease Agreement dated as of May 1, 1996 between T Cell Sciences, Inc. and Repligen Corporation (filed as Exhibit 10.46 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference).

10.13* Stock Exchange Agreement dated as of December 18, 1996 between ProsCure, Inc. Shareholders and Repligen Corporation (filed as Exhibit
         10.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference).

10.14* Warrant Exchange Agreement dated as of December 18, 1996 between ProsCure, Inc. Warrant holders and Repligen Corporation (filed as
         Exhibit 10.2 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference).

21+      Subsidiaries of Repligen Corporation.

23+      Consent of Arthur Andersen LLP

27+      Financial Data Schedule

-----------
* Previously filed with the Securities and Exchange Commission and Incorporated herein by reference.
+        Filed herewith.

The exhibits listed above are not contained in the copy of the annual report on Form 10-K distributed to stockholders. Upon the request of any stockholder entitled to vote at the 1997 annual meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 117 Fourth Avenue, Needham, MA 02194.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 REPLIGEN CORPORATION

                                 By: /s/ Walter C. Herlihy
                                         Walter C. Herlihy, President and Chief
                                         Executive Officer
                                         Date:  May 22, 1997

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

Signature                  Title                                                   Date
---------                  -----                                                   ----

                           Co-Chairman of the Board of Directors                   May 22,1997
/s/ Alexander Rich
    Alexander Rich, M.D.

                           Co-Chairman of the Board of Directors                   May 22, 1997
/s/ Paul Schimmel
    Paul Schimmel, Ph.D.

                           President, Chief Executive Officer and Director         May 22, 1997
/s/ Walter C. Herlihy      (Principal Financial and Accounting Officer)
    Walter C. Herlihy

                           Director                                                May 22, 1997
/s/ G. William Miller
    G. William Miller

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Report of Independent Public Accountants                                     F-2

Consolidated Balance Sheets at March 31, 1997 and 1996                       F-3

Consolidated Statements of Operations for Years
  Ended March 31, 1997, 1996 and 1995                                        F-4

Consolidated Statements of Stockholders' Equity for Years
  Ended March 31, 1997, 1996 and 1995                                        F-5

Consolidated Statements of Cash Flows for Years
  Ended March 31, 1997, 1996 and 1995                                        F-6

Notes to Consolidated Financial Statements                                   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Repligen Corporation:

         We have audited the accompanying consolidated balance sheets of Repligen Corporation (a Delaware corporation) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repligen Corporation and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
May 13, 1997

                              REPLIGEN CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                          Years Ended March 31,
                                                               ---------------------------------------
                                                                   1997                       1996
                                                               -----------               -------------

                                                          ASSETS
Current assets:
  Cash and cash equivalents                                     $3,465,881                  $6,944,140
  Marketable securities                                             72,353                     278,115
  Accounts receivable, less reserves
    of $65,000 and $152,000, respectively                          534,929                     421,254
  Amounts due from affiliate                                            --                      42,284
  Inventories                                                      452,241                     701,224
  Prepaid expenses and other current assets                        165,720                     188,554
                                                               -----------               -------------
    Total current assets                                         4,691,124                   8,575,571
Property, plant and equipment, at cost:
  Equipment                                                        724,564                     688,091
  Furniture and fixtures                                            28,820                      20,422
  Leasehold improvements                                           386,199                       2,000
                                                               -----------               -------------
                                                                 1,139,583                     710,513

    Less -- accumulated depreciation and amortization              349,112                     176,946
                                                               -----------               -------------
                                                                   790,471                     533,567

Restricted cash                                                     50,087                          --
Other assets, net                                                   88,909                     121,389
                                                               -----------               -------------
                                                               $ 5,620,591                 $ 9,230,527
                                                               ===========               ==============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $   168,269                $    546,129
  Accrued expenses and other                                       399,988                   3,720,881
  Unearned income                                                  133,313                     154,998
                                                               -----------               -------------
    Total current liabilities                                      701,570                   4,422,008
Commitments and contingencies (Notes 8 and 10)
Stockholders' equity:
Preferred stock, $.01 par value -- authorized --
   5,000,000 shares -- outstanding -- none                              --                          --
Common stock, $.01 par value -- authorized --
   30,000,000 shares -- outstanding -- 16,008,211
      shares and 15,602,542 shares
      at March 31, 1997 and 1996, respectively                     160,082                     156,025
Additional paid-in capital                                     128,318,430                 127,694,145
Deferred compensation                                              (26,447)                         --
Accumulated deficit                                           (123,533,044)               (123,041,651)
                                                               -----------               -------------
    Total stockholders' equity                                   4,919,021                   4,808,519
                                                               -----------               -------------

                                                              $  5,620,591               $   9,230,527
                                                              ============               =============

The accompanying notes are an integral part of these consolidated financial statements.

                              REPLIGEN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              Years Ended March 31,
                                                  ------------------------------------------------
                                                     1997               1996               1995
                                                  ----------         ----------        -----------
Revenues:
     Research and development                     $1,179,980         $5,424,304        $10,988,567
     Product                                       1,553,598          1,873,687          3,884,642
     Investment income                               268,645            737,536          1,424,558
     Other                                           799,319            298,350            644,548
     Sale of intellectual property rights                 --          2,525,000                 --
                                                  ----------         ----------        -----------
                                                   3,801,542         10,858,877         16,942,315
                                                  ----------         ----------        -----------
Costs and expenses:
     Research and development                      1,378,391         11,980,574         31,011,893
     Selling, general and administrative1,939,881  4,925,345          4,673,580
     Cost of goods sold                              536,685          1,515,637          1,535,026
     Restructuring charge (credit)                  (111,000)         3,567,000         11,300,000
     Charge for purchased research &
        development                                  548,978            333,811                 --
     Interest                                             --             58,050            372,133
                                                  ----------         ----------        -----------
                                                   4,292,935         22,380,417         48,892,632
                                                  ----------         ----------        -----------
Net loss                                          $ (491,393)      $(11,521,540)      $(31,950,317)
                                                  ==========         ==========        ===========
Net loss per common share                       $      (0.03)   $         (0.75)     $       (2.08)
                                                  ==========         ==========        ===========
Weighted average common
   shares outstanding                              15,677,998         15,370,252        15,356,136
                                                  ==========         ==========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              REPLIGEN CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                       Additional
                                           Number of                   Paid-in      Deferred          Accumulated      Stockholders'
                                            Shares       Par Value     Capital      Compensation      Deficit          Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1994                    15,302,675    $ 153,027    $126,153,487   $    --      $ (79,569,794)   $ 46,736,720
   Net loss                                      --           --              --          --        (31,950,317)    (31,950,317)
   Contribution of common stock
     to ESOP                                   54,355          543         373,140        --               --           373,683
 Issuance of warrants in
     connection with  Repligen
     Clinical Partners, L.P., net of
     exchange warrants costs
     of $733,613                                 --           --           416,298        --               --           416,298
                                           ----------    ---------    ------------   ----------    -------------    ------------
Balance, March 31, 1995                    15,357,030      153,570     126,942,925        --       (111,520,111)     15,576,384
 Net loss                                        --           --              --          --        (11,521,540)    (11,521,540)
 Issuance of common stock
     in connection with the
     acquisition of Glycan
     Pharmaceuticals, Inc.                    243,600        2,436         332,514        --               --           334,950
 Exercise of stock options                      1,912           19           2,978        --               --             2,997
 Issuance of warrants in connection
     with Repligen Clinical
     Partners, L.P.                              --           --           415,728        --               --           415,728
                                           ----------    ---------    ------------   ----------    -------------    ------------
Balance, March 31, 1996                    15,602,542      156,025     127,694,145        --       (123,041,651)      4,808,519
 Net loss                                                                                              (491,393)       (491,393)
 Issuance of common stock in
     connection with the
     acquisition of Proscure, Inc.            405,669        4,057         544,921     548,978
   Compensation relating to issuance
       of stock options                          --           --            79,364     (26,447)            --            52,917
                                           ----------    ---------    ------------   ----------   -------------    ------------
Balance, March 31, 1997                    16,008,211    $ 160,082    $128,318,430   $ (26,447)   $(123,533,044)   $  4,919,021
                                           ==========    =========    ============   ==========   =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                              REPLIGEN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Years Ended March 31,
                                                              --------------------------------------------
                                                                 1997            1996             1995
                                                              --------       -----------      ------------
Cash flows from operating activities:
    Net loss                                                  (491,393)      (11,521,540)     $(31,950,317)
    Adjustments to reconcile net loss to net cash
      used in operating activities --
      Depreciation and amortization                            172,399         1,438,356         2,602,182
       Issuance of stock options for services                   52,904                --                --
      Contribution of common stock to ESOP                          --                --           373,683
      Equity in net loss of an affiliate                                          20,504            65,766
      Research and development charge                          548,978           333,811                --
      Restructuring (credit) charge, non-cash portion         (111,000)        2,321,000         4,754,593
      Changes in assets and liabilities, net of acquisition of Glycan
      Pharmaceuticals, Inc.
      Accounts receivable                                     (113,675)        1,279,915           939,146
      Amounts due from affiliates                               42,284           920,077         4,955,143
      Inventories                                              248,983           512,155            96,956
      Prepaid expenses and other current assets                 22,834           866,212           663,413
      Accounts payable                                        (377,860)         (678,022)         (804,581)
      Accrued expenses and other                            (3,209,893)       (4,592,680)        4,483,274
      Unearned income                                          (21,685)           (203,000)       (799,740)
                                                            ----------        ----------         ---------
       Net cash used in operating activities                (3,237,124)       (9,303,212)      (14,620,482)
                                                            ----------        ----------         ---------
Cash flows from investing activities:
    Decrease in marketable securities                          205,762         1,202,597            79,680
    Acquisition of Glycan Pharmaceuticals, Inc.                     --          (144,836)               --
    Purchases of property, plant and equipment, net           (429,070)         (463,378)         (556,174)
    (Increase) decrease in restricted cash                     (50,087)        1,000,000                --
    Proceeds form a note receivable from affiliate                  --         4,620,000                --
    Decrease in other assets                                    32,480           412,857           484,091
                                                            ----------        ----------         ---------
      Net cash (used in) provided by investing activities     (241,135)        6,627,240             7,597
                                                            ----------        ----------         ---------
Cash flows from financing activities:
    Proceeds from sales of common stock and issuance of
      warrants, net of issuance costs and commissions               --           418,725           416,298
    Payment of term loan to a bank                                  --        (4,620,000)               --
    Proceeds from leasing transactions                              --                --           362,913
                                                            ----------        ----------         ---------
      Net cash (used in) provided by
        financing activities                                        --        (4,201,275)          779,211
                                                            ----------        ----------         ---------
Net decrease in cash and cash equivalents                   (3,478,259)       (6,877,247)      (13,833,674)
Cash and cash equivalents, beginning of year                 6,944,140        13,821,387        27,655,061
Cash and cash equivalents, end of year                      $3,465,881        $6,944,140       $13,821,387
                                                            ==========        ==========         ==========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $       --        $   58,050       $   372,133
                                                            ==========        ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                              REPLIGEN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Operations

         Repligen Corporation and subsidiaries (the "Company") is a biopharmaceutical company engaged in the development of enabling technologies for discovery of new drugs. The Company's technology is designed to increase the efficiency of the process by which new drug candidates are identified. Repligen also manufactures and markets a line of bioprocessing products used in the commercial production of antibodies.

         The Company has incurred significant operating losses since inception and underwent significant restructuring of its operations in fiscal 1996 and 1995 (see Note 11).

         During fiscal 1997, the Company issued 405,669 shares of its common stock for all of the outstanding stock of ProsCure, Inc. ("ProsCure). The acquisition was accounted for as a purchase, with the excess of the purchase price and acquisition costs over the fair value of the assets acquired of approximately $549,000 charged to operations as the cost of acquired research and development in process. The Company acquired assets having a fair value of approximately $170,000, consisting primarily of cash and receivables. Results of operations for ProsCure are included in the consolidated financial statements of the Company, since March 14, 1996, as ProsCure is a subsidiary of Glycan Pharmaceuticals, Inc. Unaudited pro forma information with respect to ProsCure's pre-acquisition operating results has not been presented as it is not material.

         On March 14, 1996, the Company issued 243,600 shares of its common stock for all of the common stock of Glycan Pharmaceuticals, Inc. ("Glycan"). The acquisition was accounted for as a purchase, with the excess of the purchase price and acquisition costs over the fair value of the assets acquired of approximately $334,000 charged to operations as the cost of acquired research and development in process. The Company acquired assets having a fair value of approximately $296,000, consisting primarily of cash and equipment, and assumed liabilities of approximately $295,000. Results of operations for Glycan are included in the consolidated financial statements of the Company since the date of acquisition. Unaudited pro forma information with respect to Glycan's pre-acquisition operating results has not been presented as it is not material.

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

Reclassifications

         Reclassifications have been made in consolidated financial statements to conform with the current year's presentation.

Revenue Recognition

         Research and development revenue derived from collaborative arrangements is recognized as earned under cost plus fixed-fee contracts, or on a straight-line basis over the development contract, which approximates when work is performed and costs are incurred. In addition, under certain contracts, the Company recognizes research and development revenues as milestones are achieved. Unearned income represents amounts received prior to recognition of revenue. Research and development expenses in the accompanying consolidated statements of operations include funded and unfunded expenses.

         The Company recognizes revenue related to product sales upon shipment of the product.

         Other revenue includes the management fee received from Repligen Clinical Partners, L.P. The management fee revenue is recognized as earned (see
Note 10). In fiscal 1997, revenues recognized from the one-time sale of equipment and non-investment securities are also included as other revenue.

Depreciation and Amortization

         The Company provides for depreciation and amortization by charges to operations in amounts estimated to allocate the cost of fixed assets over their estimated useful lives, on a straight-line basis, as follows:

Description                Life
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

         In February 1997 the Financial Accounting Standard Board issued SFAS No. 128 Earnings Per Share, which requires a new method of calculating earnings per share (EPS). The Company will be required to use this method for fiscal 1998. The Company anticipates that reported EPS will be unchanged from amounts presented in the statement of operations.

Disclosure of Fair Value of Financial Instruments and Concentration of Credit
Risk

         SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure about fair value of financial instruments. Financial instruments which potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents, accounts receivable and accounts payable. The Company does not believe that significant credit risk exists at March 31, 1997. The estimated fair value of these financial instruments approximates their carrying value.

3.       Cash Equivalents and Marketable Securities

         The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at March 31, 1997 are approximately $542,000 of money market funds and $2,730,000 of commercial paper. Cash equivalents at March 31, 1996 include $5,498,000 of money market funds and $3,000,000 of bank time deposits. Investments with a maturity period of greater than three months are classified as marketable securities and consist of approximately $13,000 and $278,000 of collateralized mortgage obligations at March 31, 1997 and March 31, 1996, respectively.

         The Company applies Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under SFAS No. 115, securities that the Company has the positive intent and ability to hold to maturity are classified as "held-to-maturity." These securities include cash, cash equivalents and corporate bonds with maturities of less than one year. The held-to-maturity securities are reported at amortized cost, which approximates fair market value at March 31, 1997 and 1996. Securities purchased to be held for indefinite periods of time, and not intended at the time of purchase to be held until maturity, are classified as "available-for-sale" securities. These securities consist of collateralized mortgage obligations with average maturities in excess of 10 years. The Company also carries these investments at amortized cost, which approximates fair market value at March 31, 1997 and 1996. The estimated fair market value of marketable securities is based primarily on market quotations.

4.       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                     Year Ended March 31,
                                               ---------------------------------
                                                      1997                1996
                                                  --------            --------
Raw materials and work-in-process.........        $298,287            $  1,955
Finished goods............................         153,954             699,269
                                                  --------            --------
   Total..................................        $452,241            $701,224
                                                  ========            ========


         Work-in-process and finished goods inventories consist of material, labor, outside processing and manufacturing overhead.

5.       Accrued Expenses and Other

         Accrued expenses and other consisted of the following:

                                                        Year Ended March 31,
                                               ---------------------------------
                                                      1997             1996
                                                 ---------         -----------
Restructuring charges........................    $      --         $ 2,594,478
Payroll and payroll-related costs............      128,399              78,958
Professional and consulting fees.............       83,000             677,818
Other accrued expenses.......................      188,589             369,627
                                                 ---------         -----------
   Total.....................................    $ 399,988         $ 3,720,881
                                                 =========         ===========



6.       Income Taxes

         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." At March 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $91,500,000. The Company also had available tax credit carryforwards of approximately $4,800,000 at March 31, 1997 to reduce future federal income taxes, if any. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

8.       Commitments

         The Company leases their facilities. Obligations under noncancellable operating leases as of March 31, 1997 are approximately as follows:

           Year Ending March 31,
           ---------------------

           1998                                     $  275,000
           1999                                        281,000
           2000                                        281,000
           2001                                        158,000
           2002                                         74,000
                                                    ----------
           Total minimum lease payments             $1,069,000
                                                    ==========

         Rent expense charged to operations under operating leases was approximately $832,000, $2,932,000, and $5,926,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

9.       Stock Option Plans

         The Company has three stock option plans. The plans authorize the grant of either incentive stock options or non qualified stock options. Incentive stock options are granted to employees at the fair market value at the date of grant. Non-qualified stock options are granted to employees or non-employees. The options generally vest over four or five years and expire no more than 10 years from the date of grant.

         A summary of stock option activity under all plans is as follows:

                                                           Years Ended March 31,
                        ---------------------------------------------------------------------------------------------
                                1997                                1996                            1995
                                ----                                ----                            ----
                                     Option                              Option                            Option
                     No. of          Price                  No. of       Price                No. of       Price
                     Shares          Per Share              Shares       Per Share            Shares       Per Share
                     ------          ---------              ------       ---------            ------       ---------
Outstanding at
    beginning of
    period            953,046      $0.05-19.25           1,291,730     $0.05-19.25           2,045,905     $0.05-19.25
      Granted         180,500        .50- 1.37             454,550       1.25-2.44           1,524,056       2.06-5.25
      Exercised            --               --              (1,912)           1.57                  --              --
      Forfeited      (647,198)       .05-19.25            (791,322)     1.50-19.25          (2,278,231)     2.59-19.25
                     --------        ---------            --------      ----------          ----------      ----------
Outstanding at
    end of period     486,348      $0.50-12.45             953,046     $0.05-19.25           1,291,730     $0.05-19.25
                     --------        =========            ========      ==========          ==========      ==========
Exercisable at
    end of period     148,945      $0.50-12.45             343,129     $0.05-19.25             137,395     $0.05-19.25
                     ========        =========            ========      ==========          ==========      ==========

The Company accounts for its stock-based compensation under SFAS No. 123. The Company has adopted the disclosure-only alternative under SFAS No. 123 and will continue to account for stock based compensation under APB Opinion No. 25.

The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted in 1996 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used and the weighted average information for the years ending March 31, 1997 and 1996 are as follows:

                                                                           Years ended March 31,
                                                                       ------------------------------

                                                                        1997                1996

Risk-free interest rates                                                6.44%               6.57%
Expected dividend yield                                                  --                  --
Expected lives                                                          10 years            10 years
Expected volatility                                                     106%                106%
Weighted-average grant date fair value of options
         granted during the period                                      $1.45               $ .96
Weighted-average exercise price                                         $1.44               $3.16
Weighted-average remaining contractual life of
         options outstanding                                            8.9 years           7.4 years
Weighted-average exercise price of options
         exercisable at March 31, 1997 and
         1996, respectively                                             $1.84               $5.33

         Had compensation cost for the Company's stock option plan been determined consistent with SFAS No. 123 pro forma net loss and net loss per share would have been:

                                                      Years Ending March 31,
                                                      -----------------------
                                                       1997           1996
Net loss-
As reported........................................ ($491,393)     $(11,521,540)
Pro forma.......................................... ($573,077)     ($11,602,291)
Net loss per share-
As reported........................................  $   (.03)         $   (.75)

Pro forma..........................................  $   (.04)         $   (.76)

10.      Research and Development Agreements and Significant Customers

         During fiscal 1997, the Company had no customer that represented 10% of fiscal 1997 revenues. During 1996 and 1995, the Company had two significant customers comprising 49% and 66% of total revenues, respectively.

Eli Lilly and Company

         In May 1992, the Company entered into a Research, Collaboration and License Agreement with Eli Lilly and Company ("Lilly"), whereby the Company granted Lilly an exclusive license to make, use and sell products utilizing antibodies, antibody fragments and engineered polypeptides that bind to CD11b (the "Products"). In addition, the Company recognized revenues of approximately $2,613,000 and $6,262,000 for research and development performed in fiscal 1996 and 1995 respectively. In September 1995, Lilly terminated its collaboration and licensing agreement with the Company with respect to the joint development of the CD11b Program and the rights to the Program were returned to Repligen.

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

         The Company has received research and development funding from the Partnership pursuant to a Product Development Agreement, whereby the Company performed research and development work and charged the Partnership for actual costs incurred plus a 10% management fee. The Company recognized $190,000, $2,693,000, and $4,352,000 of such funding as revenue in fiscal 1997, 1996 and 1995, respectively. During fiscal 1995, the Company incurred an additional $1,641,000 of research and development costs which could have been charged to the Partnership, but which was absorbed by the Company in an effort to preserve the funds of the Partnership. Included in other revenues for the years ended March 31, 1997, 1996 and 1995 are approximately $25,000, $311,000, and $550,000, respectively, representing the 10% management fee under the Product Development Agreement. Profits and losses are allocated 1% to the General Partner and 99% to the Limited Partners. The Company accounts for its investment on the equity method and has recorded losses of approximately $21,000 and $66,000 as its share of the losses from the Partnership in the accompanying consolidated statements of operations for the years ended March 31, 1996 and 1995, respectively. Although the Company was allocated a loss of $2,400 for the year ended March 31, 1997, the Company had previously written down all of its original investment. As of March 31, 1997 and 1996, the Partnership owed the Company approximately $55,000 and $42,000, respectively, for amounts due under the Product Development Agreement.

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

         As of March 31, 1997, 620 of the 711.5 non-defaulted limited partnership units had accepted the modifications. Accordingly, as of that date, there were issued and outstanding Original Warrants to purchase 75,400 shares of the Company's common stock at $22.73 per share, modified Original Warrants to purchase 163,850 shares of the Company's common stock at $9.00 per share, Exchange Warrants to purchase 189,950 shares of the Company's common stock at $9.00 per share and modified Exchange Warrants to purchase 1,653,250 shares of the Company's common stock at $2.50 and $3.50 per share. These warrants expire between 1999 and 2001.

11.      Restructuring of Operations

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

         In fiscal 1997, under the terms of negotiated settlement arrangements, the Company paid approximately $3,300,000 in settlement fees to the facility landlord and equipment lessors, which included the purchase price of certain leased equipment from the equipment lessors. In May 1996, certain equipment originally on lease as well as certain surplus Company owned equipment was sold at public auction for approximately $1,250,000. The obligation for the settlement payments to the lessors and the landlord, net of funds received from the sale of equipment, was reflected in the restructuring accrual at March 31, 1996. During fiscal 1997, the Company made payments of approximately $2,483,000 for amounts accrued in fiscal 1996. In addition, the Company reversed accruals of approximately $111,000 no longer required .

         During fiscal 1995, the Company also substantially restructured its operations in an effort to reduce its rate of expenditures and preserve its available cash and investment balances. During fiscal 1995, the Company recorded charges of $11,300,000 to cover severance costs and related benefits, certain rental losses associated with the sublease of certain facilities, the write-off of certain leasehold improvements, equipment and other intangible assets that were no longer utilized and to reserve for future operating lease payments for equipment that was longer utilized. The details of the restructuring charges are as follows:

                                                                                Years Ended March 31,
                                                                       --------------------------------------
Amounts (in 000s)                                                              1996                1995
                                                                       ------------------ -------------------
Severance and related benefits for terminated employees                       $ 333             $ 2,035

Reserve for future operating lease payments
   for assets no longer being utilized                                        1,991               3,250

Reserve for rental losses associated with
   the sublease of surplus lab and office space                                  --                 940

Contract termination fees                                                        --                 320

Legal fees                                                                      172                  --

Less -- cash received from the sale of surplus equipment                    (1,250)                  --
                                                                            -------             -------
   Cash related expenditures                                                  1,246               6,545

Write-off of leasehold improvements, equipment
   and other intangibles no longer being utilized                             3,854               4,755

Less -- reversal of accruals no longer required due to changes
in operations                                                               (1,533)                  --
                                                                            -------             -------
   Non-cash related expenditures                                              2,321               4,755
                                                                            -------             -------
                                                                             $3,567             $11,300
                                                                            =======             =======


The accrued restructuring activity is as follows:
          Years Ended March 31,
Amounts (in 000s)                                                              1996                1995
                                                                       ------------------ -------------------
Balance, beginning of year                                                   $5,469            $
                                                                                                     --

   Payments                                                                 (4,300)             (1,076)
   Provision                                                                  2,496               6,545
   Write-off of leasehold improvements, equipment
   and other intangibles no longer being utilized, net of
   auction proceeds                                                         (2,604)                  --

Less -- reversal of accruals no longer required                               1,533                  --
                                                                            -------             -------
Balance, end of year                                                         $2,594            $  5,469
                                                                            =======             =======


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE





To Repligen Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated May 13, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                   ARTHUR ANDERSEN LLP

Boston, Massachusetts
May 13, 1997

                                   SCHEDULE II

                      REPLIGEN CORPORATION AND SUBSIDIARIES


                        VALUATION AND QUALIFYING ACCOUNTS

                            Balance at                           Balance
                            Beginning                            at End
         Item               of Period    Addition   Deduction   of Period
------------------------ -------------  ----------- ---------- -----------
Allowance for Doubtful
Accounts
         1997               $152,000     $     --    $ 87,000   $ 65,000
         1996               $300,000     $102,000    $250,000   $152,000
         1995               $205,000     $ 95,000    $     --   $300,000

                                   EXHIBIT 21




SUBSIDIARIES OF REPLIGEN CORPORATION


         RGEN Corporation

         Amira, Inc.

         Repligen Development Corporation

         Glycan Pharmaceuticals, Inc.

         ProsCure, Inc.

                                                        EXHIBIT 23

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

                  As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the previously filed Registration Statement File on Form S-8, No. 33-62796.


                               ARTHUR ANDERSEN LLP



Boston, Massachusetts
May 29, 1997