Form 10-Q
period 1997-06-30
REPLIGEN CORP
filed 1997-08-01
CIK 730272

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [check mark]_____ No _____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997.

 Common Stock, par value $.01 per share                       16,001,785
 --------------------------------------                    ----------------
             Class                                         Number of Shares

                              REPLIGEN CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                              PAGE
                                                                                              ----
Item 1. Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 1997 and
           March 31, 1997                                                                        3

           Condensed Consolidated Statements of Operations for the Three Months
           Ended June 30, 1997 and 1996                                                          4

           Condensed Consolidated Statement of Cash Flows for the Three Months Ended
           June 30, 1997 and 1996                                                                5

           Notes to Condensed Consolidated Financial Statements                                  6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                            7


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submissions of Matters to a Vote of Security Holders                                     9

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K                                                         10

        (a) Exhibits

            27.1  Financial Data Schedule

        (b) Reports on Form 8-K
            None

Signature                                                                                        11

Exhibit Index                                                                                    12

Exhibits                                                                                         13

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
         --------------------

                              REPLIGEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                       ASSETS                                 June 30, 1997    March 31, 1997
                                                              -------------    --------------
Current assets:
  Cash and cash equivalents                                  $   3,478,279      $   3,465,881
  Marketable securities                                             17,142             72,353
  Accounts receivable                                              375,205            534,929
  Inventories                                                      461,467            452,241
  Prepaid expenses and other current assets                        132,529            165,720
                                                             -------------      -------------
    Total current assets                                         4,464,622          4,691,124

Property, plant and equipment, at cost:
  Equipment                                                        766,903            724,564
  Furniture and fixtures                                            28,820             28,820
  Leasehold improvements                                           386,199            386,199
                                                             -------------      -------------
                                                                 1,181,922          1,139,583
  Less: accumulated depreciation and amortization                  408,005            349,112
                                                             -------------      -------------
                                                                   773,917            790,471

Restricted cash                                                     17,773             50,087
Other assets, net                                                   88,909             88,909
                                                             -------------      -------------
                                                             $   5,345,221      $   5,620,591
                                                             =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $      78,862      $     168,269
  Accrued expenses                                                 397,700            399,988
  Unearned income                                                   83,312            133,313
                                                             -------------      -------------
     Total current liabilities                                     559,874            701,570
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value --
    authorized -- 5,000,000 shares --
    outstanding -- none                                                 --                 --
  Common stock, $.01 par value --
   authorized -- 30,000,000 shares--
   outstanding -- 16,001,785  shares at June 30, 1997 and
   March 31, 1997                                                  160,017            160,017
  Additional paid-in capital                                   128,309,048        128,309,048
  Deferred compensation                                            (16,529)           (26,447)
  Accumulated deficit                                         (123,667,189)      (123,523,597)
                                                             -------------      -------------
     Total stockholders' equity                                  4,785,347          4,919,021
                                                             -------------      -------------

                                                             $   5,345,221      $   5,620,591
                                                             =============      =============

          See accompanying notes to consolidated financial statements.

                              REPLIGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                Three Months Ended June 30,
                                                             --------------------------------
                                                                 1997               1996
                                                             -------------      -------------

Revenues:
  Research and development                                   $     258,284      $     257,085
  Product                                                          282,183            226,099
  Investment income                                                 46,678             32,203
  Other                                                             88,362            324,868
                                                             -------------      -------------
                                                                   675,507            840,255
                                                             -------------      -------------

Costs and expenses:
  Research and development                                         363,658            323,763
  Selling, general and administrative                              306,856            833,857
  Cost of goods sold                                               148,585            151,649
                                                             -------------      -------------
                                                                   819,099          1,309,269
                                                             -------------      -------------

Net loss                                                     $    (143,592)     $    (469,014)
                                                             =============      =============

Net loss per common share                                    $       (0.01)     $       (0.03)
                                                             =============      =============

Weighted average common shares outstanding                      16,001,785         15,602,542
                                                             =============      =============



          See accompanying notes to consolidated financial statements.

                              REPLIGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                Three Months Ended June 30,
                                                             ---------------------------------
                                                                 1997               1996
                                                             -------------      --------------


Cash flows from operating activities:
   Net loss                                                  $    (143,592)     $    (469,014)
   Adjustments to reconcile net loss to net cash
   used in operating activities -
     Depreciation and amortization                                  58,893             36,887
     Compensation charge from stock options                          9,918                 --

Changes in assets and liabilities -
   Accounts receivable                                             159,724             76,080
   Amounts due from affiliates                                          --             42,284
   Inventories                                                      (9,226)           151,430
   Prepaid expenses and other current assets                        33,191             96,133
   Accounts payable                                                (89,408)          (369,546)
   Accrued expenses                                                 (2,287)        (3,117,159)
   Unearned income                                                 (50,001)           (48,348)
                                                             -------------      -------------
     Net cash used in operating activities                         (32,788)        (3,601,253)
                                                             -------------      -------------

Cash flows from investing activities:
   Decrease in marketable securities                                55,211             60,705
   Purchases of property, plant and equipment, net                 (42,339)           (53,598)
   Decrease (increase) in restricted cash                           32,314           (250,000)
                                                             -------------      -------------
     Net cash provided by (used in) investing activities            45,186           (242,893)
                                                             -------------      -------------


Net increase (decrease) in cash and cash equivalents                12,398         (3,844,146)
Cash and cash equivalents, beginning of period                   3,465,881          6,944,140
                                                             -------------      -------------
Cash and cash equivalents, end of period                     $   3,478,279      $   3,099,994
                                                             =============      =============


          See accompanying notes to consolidated financial statements.

                              REPLIGEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

          The condensed consolidated financial statements included herein have been prepared by Repligen Corporation (the "Company" or "Repligen"), pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ending March 31, 1997.

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

          Reclassifications have been made in condensed consolidated financial statements to conform with the current year's presentations.

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

3.    Cash Equivalents and Marketable Securities

         The Company considers all highly liquid investments with a maturity of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at June 30, 1997 are $200,000 of money market funds and approximately $3,180,000 of commercial paper. Investments with a maturity period of greater than three months are classified as marketable securities.

4.    Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                               June 30,          March 31,
                                                                 1997              1997
                                                            -------------      -------------

Raw materials and work-in-process                            $     140,000      $     298,000
Finished goods                                                     321,000            154,000
                                                             -------------      -------------
  Total                                                           $461,000      $     452,000
                                                             =============      =============


         Work in process and finished goods inventories consist of material, labor, outside processing and manufacturing overhead.


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

         During the first quarter of fiscal 1997, ended June 30, 1996, the Company paid approximately $3,300,000 in settlement fees to the facility landlord and equipment lessors, which included the purchase price of certain leased equipment from the equipment lessors. In May 1996, a substantial amount of this equipment originally on lease as well as certain surplus Company owned equipment was sold at public auction for approximately $1,250,000.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

Cautionary Statement Regarding Forward-Looking Statements

         Statements in this Quarterly Report on Form 10-Q under this caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements.

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

Overview

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

Results of Operations

Revenues

         Total revenues for the three month period ended June 30, 1997 and 1996 were $676,000 and $840,000, respectively, a decrease of approximately 20%. This decrease is largely attributable to the one-time sale for approximately $300,000 of non-investment securities held by the Company reported as other income in the three month period ending June 30, 1996.

         Research and development revenues for the three month period ended June 30, 1997 were $258,000 compared to $257,000 in the comparable fiscal 1997 period. Research and development revenue was generated under research agreements with Pfizer Inc., Cambridge NeuroScience, Inc. and Glaxo Wellcome plc. Revenues for the quarter ending June 30, 1997 include a licensing fee received from Immunomedics, Inc. pursuant to an agreement to license certain of Repligen's technology for production of antibodies. Under this licensing agreement, Repligen will receive royalties if a product using this technology is commercialized by Immunomedics.

         Product revenues for the three month period ended June 30, 1997 and 1996 were $282,000 and $226,000, respectively, a 25% increase in product sales. The increase in product sales is attributable to an increase in sales of the Protein A product line.

         Investment income increased in fiscal 1998 over the comparable three period in fiscal 1997 primarily due to higher interest generated on funds available for investment.

         Other revenues for the three month period ended June 30, 1997 decreased from the comparable fiscal 1996 period primarily due to the sale of non-investment securities held by the Company for approximately $300,000 reported as other income in the three month period ending June 30, 1996.

Expenses

         Total expenses for the three month period ended June 30, 1997 and 1996 decreased 37% to $819,000 from $1,309,000. In May 1996, the Company relocated its headquarters operations from Cambridge, Massachusetts to approximately 13,000 square feet of subleased office and laboratory space in Needham, Massachusetts. This move resulted in savings in rent and related facility costs.

         Research and development expenses for the three months ended June 30, 1997 and 1996 were $364,000 and $324,000. The increase in expenses in fiscal 1998 from the comparable period in fiscal 1997 reflects increased staffing in research and development.

         Selling, general and administrative expenses for the three month period ended June 30, 1997 were $354,000 which reflects a decrease of $524,000 from the comparable fiscal 1997 period. These decreases resulted from the reduction of administrative personnel and related expenses as part of the Company's cost reduction efforts during fiscal 1997

         Cost of goods sold for the three month period ended June 30, 1997 were $149,000 compared to $152,000 for the three month period ended June 30, 1996. Cost of goods sold in the three months ended June 30, 1997 and 1996 were 53% and 67% of product revenues. This decrease is attributable to the cost efficiencies gained in the new manufacturing facility opened in late 1996.

 Liquidity and Capital Resources

         The Company's total cash, cash equivalents and marketable securities decreased to $3,495,000 at June 30, 1997 from $3,538,000 at March 31,
      1997, a decrease of $43,000 or 1%. The decrease reflects net losses during the three month period ended June 30, 1997 of approximately $143,000, the reduction of accounts payable and accrued expenses of $95,000, offset in part by the reduction in accounts receivables and prepaid expenses of $193,000. Working capital decreased to $3,905,000 at June 30, 1997 from $3,990,000 at March 31, 1997.

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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on July 24, 1997. At the Annual Meeting, the stockholders of the Company (i) elected Alexander Rich, M.D., Paul Schimmel, Ph.D., Walter C. Herlihy, Ph.D., and G. William Miller to serve as Directors of the Company until the 1998 Annual Meeting of Stockholders and (ii) ratified the selection of Arthur Andersen LLP as auditors for the fiscal year ending March 31, 1998.

         The Company had 16,001,785 shares of Common Stock of the Company issued and outstanding and entitled to vote as of June 9, 1997, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 13,910,871 shares of Common Stock or approximately 86.9% were present in person or represented by proxy. The following sets forth the information regarding the results of the voting of the Annual Meeting:

Proposal 1. Election of Directors:

Directors                               Shares Voting             Shares Voting
                                           In Favor                  Against
                                        -------------             -------------
Alexander Rich, M.D.                       13,416,793                490,652
Paul Schimmel, Ph.D.                       13,422,118                485,327
Walter C. Herlihy, Ph.D.                   13,436,502                470,943
G. William Miller                          13,495,718                411,727

Proposal 2. Ratification of Selection of Arthur Andersen LLP as independent auditors:

Votes in favor:                            13,795,249
Votes against:                                 57,344
Abstention:                                    54,852
No Votes                                           --


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
      (a) Exhibits

               EXHIBIT                         DESCRIPTION
               -------                         -----------

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


                                     REPLIGEN CORPORATION
                                     (Registrant)


Date:  July  31, 1997                By:   /S/ Walter C. Herlihy
                                           ---------------------
                                           Chief Executive Officer

                                           Signing on behalf of the Registrant
                                           and as Principal Financial and
                                           Accounting Officer

                      REPLIGEN CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION                            PAGE

   27.1                       Financial Data Schedule                       13