Form 10-Q
period 1997-09-30
REPLIGEN CORP
filed 1997-11-13
CIK 730272

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

                         Commission File number 0-14656

                              REPLIGEN CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)
                    Delaware                            04-2729386
           State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)             Identification No.)


                117 Fourth Avenue
              Needham, Massachusetts                         02194
     (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (781)-449-9560

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997.

     Common Stock, par value $.01 per share                      16,001,785
     --------------------------------------                   ----------------
             Class                                            Number of Shares

                              REPLIGEN CORPORATION
               Form 10-Q for the Quarter Ending September 30, 1997

                                      INDEX

                                                                                     PAGE
                                                                                     ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1997 and
         March 31, 1997                                                               3

         Condensed Consolidated Statements of Operations for the Three and
         Six Months Ended September 30, 1997 and 1996                                 4

         Condensed Consolidated Statement of Cash Flows for the Six Months
         Ended September 30, 1997 and 1996                                            5

         Notes to Condensed Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                7

                           PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submissions of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K                                             9

     (a) Exhibits

         27.1              Financial Data Schedule

     (b) Reports on Form 8-K
         None

Signature                                                                             10

Exhibit Index                                                                         11

Exhibits                                                                              12


     PART I.  FINANCIAL INFORMATION

     ITEM I.  FINANCIAL STATEMENTS

                              REPLIGEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


            ASSETS                                           September 30, 1997      March 31, 1997
                                                             ------------------      --------------

Current assets:
  Cash and cash equivalents                                     $   3,080,267         $   3,465,881
  Marketable securities                                                17,142                72,353
  Accounts receivable                                                 268,541               534,929
  Inventories                                                         563,169               452,241
  Prepaid expenses and other current assets                           115,591               165,720
                                                                -------------         -------------
    Total current assets                                            4,044,710             4,691,124

Property, plant and equipment, at cost:
  Equipment                                                           766,903               724,564
  Furniture and fixtures                                               28,820                28,820
  Leasehold improvements                                              442,528               386,199
                                                                -------------         -------------
                                                                    1,238,251             1,139,583
  Less: accumulated depreciation and amortization                     469,806               349,112
                                                                -------------         -------------
                                                                      768,445               790,471

Restricted cash                                                            --                50,087
Other assets, net                                                      88,909                88,909
                                                                -------------         -------------
                                                                $   4,902,064         $   5,620,591
                                                                =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $      63,634         $     168,269
  Accrued expenses                                                    254,015               399,988
  Unearned income                                                      33,311               133,313
                                                                -------------         -------------
     Total current liabilities                                        350,960               701,570
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value --
    authorized -- 5,000,000 shares --
    outstanding -- none                                                    --                    --
  Common stock, $.01 par value --
   authorized -- 30,000,000 shares--
   outstanding -- 16,001,785  shares at September
   30, 1997 and March 31, 1997                                        160,017               160,017
  Additional paid-in capital                                      128,309,048           128,309,048
  Deferred compensation                                                (8,972)              (26,447)
  Accumulated deficit                                            (123,908,989)         (123,523,597)
                                                                -------------         -------------
     Total stockholders' equity                                     4,551,104             4,919,021
                                                                -------------         -------------
                                                                $   4,902,064         $   5,620,591
                                                                =============         =============

     See accompanying notes to condensed consolidated financial statements.

                              REPLIGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                      Six Months Ended
                                                     ------------------                      ----------------
                                               September 30,       September 30,       September 30,      September 30,
                                                   1997                1996                1997               1996
                                                   ----                ----                ----               ----
Revenues:
  Research and development                    $   166,085        $   193,376        $   424,369          $  450,460
  Product                                         257,202            394,679            539,385             620,778
  Investment income                                68,428             75,596            115,106             107,799
  Other                                            11,613            317,719             99,975             642,587
                                              -----------        -----------        -----------          ----------
                                                  503,328            981,370          1,178,835           1,821,624
                                              -----------        -----------        -----------          ----------
Costs and expenses:
 Research and development                         350,544            370,697            714,201             694,460
 Selling, general and administrative              315,352            352,505            622,208           1,186,361
 Cost of goods sold                                79,233                 --            227,818             151,649
                                              -----------        -----------         ----------             -------
                                                  745,129            723,202          1,564,227           2,032,470
                                              -----------        -----------        -----------          ----------
Net (loss) income                             $  (241,801)       $   258,168        $  (385,392)           (210,846)
                                              ===========        ===========        ===========          ==========
Net (loss) income per common share            $    (0.02)        $       .02        $     (0.02)         $    (0.01)
                                              ===========        ===========        ===========          ==========
Weighted average common shares
outstanding                                    16,001,785         15,602,542         16,001,785          15,602,542
                                              ===========        ===========        ===========          ===========

     See accompanying notes to condensed consolidated financial statements.

                              REPLIGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended September 30,
                                                              ------------------------------------------
                                                                     1997                     1996
                                                              ------------------          --------------
Cash flows from operating activities:
   Net loss                                                      $   (385,392)             $   (210,846)
   Adjustments to reconcile net loss to net cash
   used in operating activities -
     Depreciation and amortization                                    120,692                    84,132
     Compensation charge from stock options                            17,475                    10,000

Changes in assets and liabilities -
   Accounts receivable                                                266,388                   188,647
   Amounts due from affiliates                                             --                    37,518
   Inventories                                                       (110,928)                   96,489
   Prepaid expenses and other current assets                           50,129                   105,202
   Accounts payable                                                  (104,635)                 (518,203)
   Accrued expenses                                                  (145,972)               (3,217,103)
   Unearned income                                                   (100,002)                 (121,683)
                                                                 ------------              ------------
     Net cash used in operating activities                           (392,245)               (3,545,847)
                                                                 ------------              ------------
Cash flows from investing activities:
   Decrease in marketable securities                                   55,211                   176,349
   Purchases of property, plant and equipment, net                    (98,667)                  (49,731)
   Decrease (increase) in restricted cash                              50,087                  (229,056)
                                                                 ------------              ------------
     Net cash provided by (used in) investing activities                6,631                  (102,438)
                                                                 ------------              ------------
Net decrease in cash and cash equivalents                            (385,614)               (3,648,285)
Cash and cash equivalents, beginning of period                      3,465,881                 6,944,140
                                                                 ------------              ------------
Cash and cash equivalents, end of period                         $  3,080,267              $  3,295,855
                                                                 ============              ============

     See accompanying notes to condensed consolidated financial statements.

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

            Reclassifications have been made in prior year condensed consolidated financial statements to conform with the current year's presentations.

2.    Net Loss/Income Per Common Share

            Net loss/income per common share has been computed by dividing net loss/income by the weighted average number of shares outstanding during the period. Common stock equivalents have not been included for any period, as the amounts would be antidilutive.

            In February 1997 the Financial Accounting Standard Board issued SFAS No. 128 Earnings Per Share, which requires a new method of calculating earnings per share (EPS). The Company will be required to use this method beginning with the annual financial statements for year ended March 31, 1998, as early adoption is not permitted. The Company anticipates that reported EPS will be unchanged from amounts presented in the statement of operations.

3.    Cash Equivalents and Marketable Securities

            The Company considers all highly liquid investments with a maturity of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at September 30, 1997 are approximately $80,000 of money market funds and approximately $2,800,000 of commercial paper. Investments with a maturity period of greater than three months are classified as marketable securities.

4.    Inventories

            Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                            September 30,         March 31,
                                               1997                 1997
                                           -------------       --------------
     Raw materials and work-in-process       $305,000             $298,000
     Finished goods                           258,000              154,000
                                             --------             --------
       Total                                 $563,000             $452,000
                                             ========             ========

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

Overview

            Repligen Corporation ("Repligen" or the "Company") redirected its focus in March of 1996 from the clinical development of biological products to the development of enabling technology for the discovery of new drugs. The Company is developing technology to increase the efficiency of the process by which new drug candidates are identified. These technologies include rapid methods for the synthesis of chemical compound libraries and specific screening assays based on defined biological targets. In selected therapeutic areas, Repligen is applying its technology to the discovery of proprietary drug leads capable of blocking biologically important protein-protein and protein-carbohydrate interactions.

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

Results of Operations

Revenues

            Total revenues for the three month periods ended September 30, 1997 and 1996 were $503,000 and $981,000, respectively, a decrease of approximately 49%. Year to date total revenues decreased approximately 35% to $1,179,000 at September 30, 1997 from $1,822,000 at September 30, 1996.
      This decrease is largely attributable to the one-time sales of securities and equipment for approximately $505,000 reported as "Other Income" in the six month period ended September 30, 1996.

            Research and development revenues for the three month period ended September 30, 1997 were $166,000 compared to $193,000 in the comparable fiscal 1997 period. In the first six months of fiscal 1998, the Company recorded research and development revenues totaling $424,000 consisting primarily of approximately $264,000 from contracted research and development programs and $160,000 from licensing revenues. In the first six months of fiscal 1997, research and development revenues were $450,000.

            Product revenues for the three months ended September 30, 1997 and 1996 were $257,000 and $395,000, respectively, and were $539,000 and
      $621,000 for the six months ended September 30, 1997 and 1996, respectively. This decrease is attributed to the timing of large production scale orders of Protein A.

            Investment income decreased in fiscal 1998 over the comparable three month period in fiscal 1997 primarily due to lower average funds available for interest. In the first six months of fiscal 1998 investment income is $115,000 compared to $108,000 in the six months ended September 30, 1996 primarily due to the sale of marketable securities held by the Company during the six months ending September 30, 1997.

            Other revenues for the three and six month periods ended September 30, 1997 decreased from the comparable fiscal 1997 periods primarily due to the Company's one-time sales of equipment and furnishings of approximately $205,000 and non-investment securities of approximately $300,000 during fiscal 1997.

Expenses

            Total expenses for the three month periods ended September 30, 1997 and 1996 increased 3% to $745,000 from $723,000 and decreased 23% to $1,564,000 from $2,032,000 for the six months ended September 30, 1997 and 1996, respectively.

            Research and development expenses for the three months ended September 30, 1997 and 1996 were $351,000 and $371,000, a decrease of 5%.
      For the six months ended September 30, 1997 and 1996, research and development expenses were $714,000 and $694,000, an increase of 3%. This increase is largely attributable to increased staffing levels during fiscal 1998 offset by decreases in rent generated by the move to a new facility in fiscal 1997.

            Selling, general and administrative expenses for the three month and six month periods ended September 30, 1997 were $315,000 and $622,000, respectively, which reflects a decrease of $37,000 and $564,000 from the comparable 1997 periods. These decreases resulted from the reduction of administrative personnel and related expenses as part of the Company's cost reduction efforts during the first six months of fiscal 1997.

            Cost of goods sold for the three month and six month periods ended September 30, 1997 were $79,000 and $228,000 respectively, as compared to $0 and $152,000 for the three and six months ended September 30, 1996. Cost of goods sold in the three month periods ended September 30, 1997 and 1996 were 31% and 0% of product revenues. The decrease in cost of goods sold from the quarter ended June 30, 1997 of 53% to 31% at the three month period at September 30, 1997 is attributable to product mix. In the six month periods ended September 30, 1997 and 1996, cost of goods sold was 42% and 24% of product sales. The increase in cost of sales as a percentage of revenue is primarily a result of the realization of inventory that had been previously reserved for in the three month and six month period ended September 30, 1996.

Liquidity and Capital Resources

            The Company's total cash, cash equivalents and marketable securities decreased to $3,097,000 at September 30, 1997 from $3,538,000 at March 31, 1997, a decrease of $441,000 or 12%. The decrease reflects net losses during the six month period ended September 30, 1997 of approximately $385,000, an increase in inventory of $111,000, the reduction of accounts payable and accrued expenses of $251,000, offset in part by the reduction in accounts receivables and prepaid expenses of $317,000. Working capital decreased to $3,694,000 at September 30, 1997 from $3,990,000 at March 31, 1997.

            During the quarter, the Company entered into a $450,000 note receivable with a licensee for past due licensing fees. As the Company has historically recorded licensing fees under this agreement on a cash basis, the Company has not recorded this note receivable as an asset. The note requires full payment of principal and interest in August 1998. The Company will continue to record this license fee on a cash basis.

            The Company has funded operations primarily with cash derived from the sales of its equity securities, revenue derived from research and development contracts, product sales, investment income and the sale of the Company's share of a joint venture. The Company believes it has sufficient cash equivalents and marketable securities to satisfy its working capital and capital expenditure requirements for the next twenty-four months. Should the Company need to secure additional financing to meet its future liquidity requirements, there can be no assurances that the Company will be able to secure such financing, or that such financing, if available, will be on terms favorable to the Company. Management believes that the Company's current operations are not materially impacted by the effects of inflation.

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


                                    SIGNATURE
                                    REPLIGEN CORPORATION
                                    (Registrant)


Date:  November 13, 1997            By:  /S/ Walter C. Herlihy
                                         ---------------------
                                         Chief Executive Officer

                                         Signing on behalf of the Registrant
                                         and as Principal Financial and
                                         Accounting Officer

                      REPLIGEN CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX

      EXHIBIT NO.              DESCRIPTION                                 PAGE
      -----------              -----------                                 ----
      27.1                     Financial Data Schedule                     12