Form 10-Q
period 1997-12-31
REPLIGEN CORP
filed 1998-02-12
CIK 730272

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No ____.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1998.

          Common Stock, par value $.01 per share                18,001,785
          --------------------------------------          ----------------
                   Class                                  Number of Shares

                              REPLIGEN CORPORATION
               Form 10-Q for the Quarter Ending December 31, 1997

                                      INDEX
                                                                            PAGE
                          PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of December
            31, 1997 and March 31, 1997                                       3

            Condensed Consolidated Statements of Operations for
            the Three and Nine Months Ended December 31, 1997
            and 1996                                                          4

            Condensed Consolidated Statement of Cash Flows for
            the Nine Months Ended December 31, 1997 and 1996                  5

            Notes to Condensed Consolidated Financial Statements              6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               7

                           PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings
            None

   Item 2.  Changes in Securities                                             9

   Item 3.  Defaults Upon Senior Securities
            None

   Item 4.  Submissions of Matters to a Vote of Security Holders
            None

   Item 5.  Other Information
            None

   Item 6.  Exhibits and Reports on Form 8-K                                  10

        (a) Exhibits
             4.1        Form of Warrant
            10.1        Stock and Warrant Purchase Agreement
            27.1        Financial Data Schedule

        (b) Reports on Form 8-K

   Signature                                                                  11

   Exhibit Index                                                              12


   PART I.     FINANCIAL INFORMATION

   ITEM I.     FINANCIAL STATEMENTS

                              REPLIGEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

        ASSETS                                 December 31, 1997  March 31, 1997
                                               -----------------  --------------

Current assets:
  Cash and cash equivalents                      $   4,919,340    $   3,465,881
  Marketable securities                                     --           72,353
  Accounts receivable                                  364,927          534,929
  Inventories                                          528,379          452,241
  Prepaid expenses and other current
    assets                                             132,929          165,720
                                                 -------------    -------------
    Total current assets                             5,945,575        4,691,124

Property, plant and equipment, at cost:
  Equipment                                            770,512          724,564
  Furniture and fixtures                                31,807           28,820
  Leasehold improvements
                                                       442,528          386,199
                                                     1,244,847        1,139,583
  Less: accumulated depreciation and
    amortization                                       532,048          349,112
                                                 -------------    -------------
                                                       712,799          790,471

Restricted cash                                             --           50,087
Other assets, net                                       88,909           88,909
                                                 -------------    -------------
                                                 $   6,747,283    $   5,620,591
                                                 =============    =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $      64,660    $     168,269
  Accrued expenses                                     245,722          399,988
  Unearned income                                           --          133,313
                                                 -------------    -------------
     Total current liabilities                         310,382          701,570
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value --
    authorized -- 5,000,000 shares --
    outstanding - none                                      --               --
  Common stock, $.01 par value --
    authorized -- 30,000,000 shares--
    outstanding - 18,001,785  shares at
    December 31, 1997 and 16,001,785 at
    March 31, 1997                                     180,017          160,017
  Additional paid-in capital                       130,264,048      128,309,048
  Deferred compensation                                 (3,535)         (26,447)
  Accumulated deficit                             (124,003,629)    (123,523,597)
                                                 -------------    -------------
     Total stockholders' equity                      6,436,901        4,919,021

                                                 $   6,747,283    $   5,620,591
                                                 =============    =============

     See accompanying notes to condensed consolidated financial statements.

                              REPLIGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended                 Nine Months Ended
                                            ------------------                 -----------------
                                       December 31,     December 31,     December 31,     December 31,
                                           1997            1996             1997             1996
                                       ------------     ------------     ------------     ------------

Revenues:
 Research and development              $    377,957     $    440,180     $    802,326     $    890,641
 Product                                    316,146          503,049          855,532        1,123,827
 Investment income                           44,862           98,744          159,968          206,543
 Other                                       14,472           24,593          114,447          667,180
                                       ------------     ------------     ------------     ------------
                                            753,437        1,066,566        1,932,273        2,888,191
                                       ------------     ------------     ------------     ------------

Costs and expenses:
 Research and development                   348,860          240,139        1,063,061          934,599
 Selling, general and                       300,609          353,775          922,818        1,540,137
  administrative
 Cost of goods sold                         198,607          211,538          426,425          363,187
 Charge for purchased research &
  development                                    --          365,285               --          365,285
                                       ------------     ------------     ------------     ------------
                                            848,076        1,170,737        2,412,304        3,203,208

Net loss                               $    (94,639)    $   (104,171)    $   (480,031)    $   (315,017)
                                       ============     ============     ============     ============

Basic loss per common share            $       (.01)    $       (.01)    $      (0.03)    $      (0.02)
                                       ============     ============     ============     ============

Weighted average common shares
 outstanding                             16,023,763       15,605,846       16,009,084       15,603,639
                                       ============     ============     ============     ============

     See accompanying notes to condensed consolidated financial statements.

                              REPLIGEN CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                             December 31,
                                                      -------------------------
                                                           1997         1996
                                                      -----------   -----------
Cash flows from operating activities:
  Net loss                                            $  (480,031)  $  (315,017)
  Adjustments to reconcile net loss to net cash
  used in operating activities -
   Depreciation and amortization                          182,935       128,709
   Compensation charge from stock options                  22,912        32,395
   Charge for purchased research & development                 --       365,285

Changes in assets and liabilities -
  Accounts receivable                                     170,002      (242,720)
  Amounts due from affiliates                                  --        42,284
  Inventories                                             (76,138)      256,784
  Prepaid expenses and other current assets                32,791        35,187
  Accounts payable                                       (103,609)     (292,254)
  Accrued expenses                                       (154,266)   (3,388,055)
  Unearned income                                        (133,313)       78,316
                                                      -----------   -----------
    Net cash used in operating activities                (538,717)   (3,299,086)
                                                      -----------   -----------

Cash flows from investing activities:
  Decrease in marketable securities                        72,353       137,704
  Purchases of property, plant and equipment, net        (105,264)     (367,020)
  Decrease in other assets                                     --         5,900
  Decrease (increase) in restricted cash                   50,087      (104,466)
                                                      -----------   -----------
    Net cash provided by (used in) investing
    activities                                             17,176      (327,882)
                                                      -----------   -----------
Cash flows from financing activities:
  Net proceeds from the issuance of common stock
  and warrants, net of issuance costs                   1,975,000            --
                                                      -----------   -----------
    Net cash provided by financing activities           1,975,000            --
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents    1,453,459    (3,626,968)
Cash and cash equivalents, beginning of period          3,465,881     6,944,140
                                                      -----------   ===========
Cash and cash equivalents, end of period              $ 4,919,340   $ 3,317,172
                                                      ===========   ===========

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

2.  Basic Loss Per Common Share

       Basic loss per common share has been computed by dividing net loss by the weighted average number of shares outstanding during the period. At December 31, 1997, there are 559,000 options outstanding, with a weighted average exercise price of $1.36 and 2,832,000 warrants outstanding, with a weighted average exercise price of $3.97. These common stock equivalents have not been included for any period as the impact would be antidilutive.

       In February 1997 the Financial Accounting Standard Board issued SFAS No. 128 Earnings Per Share, which requires a new method of calculating earnings per share (EPS). The Company is required to use this method beginning with the financial statements for period ended December 31, 1998. The reported EPS will be unchanged from amounts presented in prior periods' interim reports.

3.  Cash Equivalents and Marketable Securities

       The Company considers all highly liquid investments with a maturity of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at December 31, 1997 are approximately $1,600,000 of cash, $525,000 of money market funds and approximately $2,800,000 investment in commercial paper. Investments with a maturity period of greater than three months are classified as marketable securities.

4.  Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                 December 31,       March 31,
                                                    1997               1997
                                                 ---------          ---------
    Raw materials and work-in-process            $ 343,000          $ 298,000
    Finished goods                                 185,000            154,000
                                                 ---------          ---------
      Total                                      $ 528,000          $ 452,000
                                                 =========          =========

       Work in process and finished goods inventories consist of material, labor, outside processing and manufacturing overhead.

5.  Stockholders' Equity

       On December 31, 1997, the Company completed a $2.0 million private placement of its securities. The Company received net proceeds of $1.975 million for the issuance of 2,000,000 shares of Common Stock (the "Common Shares") and warrants to purchase an aggregate of 750,000 shares of Common Stock.

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

Certain Factors That May Affect Future Results

         The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the Company's ability to (i) meet its working capital and future liquidity needs, (ii) successfully implement its restructuring and strategic growth strategies, (iii) understand, anticipate and respond to rapidly changing technologies and market trends, (iv) develop, manufacture and deliver high quality, technologically advanced products on a timely basis to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company, (v) obtain and protect licensing and intellectual property rights necessary for the Company's technology and product development on terms favorable to the Company, (vi) recruit and retain highly talented professionals in a competitive job market. Each of these factors, and others, are discussed from time to time in the filings made by the Company with the Securities and Exchange Commission.

The Company

         Repligen Corporation is developing a new class of synthetic drugs designed to block important protein-carbohydrate and protein-protein interactions. Although clinical experience with complex natural products and monoclonal antibodies has shown that many of these interactions are important in disease, it has not been possible to identify easily synthesized organic compounds for these types of targets. Repligen is developing technologies to discover drugs which can block protein-macromolecule interactions including methods for the rapid synthesis of chemical compound libraries with "natural product-like" complexity and high throughput screening assays based on specific biological targets.

         In a proprietary program these technologies are being applied to the discovery of small molecule inhibitors for several growth factors responsible for angiogenesis or new blood vessel growth. Compounds which inhibit angiogenic growth factors may have application in certain ocular diseases (including diabetic retinopathy or macular degeneration) and oncology. The Company's high throughput screening assays can identify inhibitors of the interaction of these growth factors with cell surface carbohydrates by screening customized combinatorial chemical libraries. The Company also has ongoing collaborations with Pfizer Inc., Glaxo Wellcome and Cambridge NeuroScience based on its drug discovery technologies.

         Repligen also manufactures and markets a line of products for the production of monoclonal antibodies intended for human clinical use. These products are based on recombinant Protein A for which Repligen holds patents in the United States and major foreign markets. In addition, the Company has out-licensed certain intellectual property pertaining to its former programs on biological products.

Results of Operations

Revenues

         Total revenues for the three month periods ended December 31, 1997 and 1996 were $753,000 and $1,067,000, respectively, a decrease of approximately 29%. Year to date total revenues decreased approximately 33% to $1,932,000 at December 31, 1997 from $2,888,000 at December 31, 1996. This decrease is largely attributable to the one-time sales of securities and equipment for approximately $505,000 reported as "Other Income" in the nine month period ended December 31, 1996.

         Research and development revenues for the three month period ended December 31, 1997 were $378,000 compared to $440,000 in the comparable fiscal 1997 period. In the first nine months of fiscal 1998, the Company recorded research and development revenues totaling $802,000 consisting primarily of approximately $620,000 from contracted research and development programs and $182,000 from licensing revenues. In the first nine months of fiscal 1997, the Company recorded research and development revenues totaling $891,000 consisting primarily of $662,000 from contracted research and development programs and $229,000 from licensing revenues.

         Product revenues for the three months ended December 31, 1997 and 1996 were $316,000 and $503,000, respectively, and were $856,000 and $1,124,000 for the nine months ended December 31, 1997 and 1996, respectively. This decrease is attributed to the timing of large production scale orders of Protein A.

         Investment income decreased in fiscal 1998 over the comparable three and nine month periods in fiscal 1997 primarily due to lower average funds available for investment.

         Other revenues for the three and nine month periods ended December 31, 1997 decreased from the comparable fiscal 1997 periods primarily due to the Company's one-time sales of equipment and furnishings of approximately $205,000 and non-investment securities of approximately $300,000 during fiscal 1997.

Expenses

         Total expenses for the three month periods ended December 31, 1997 and 1996 decreased 28% to $848,000 from $1,171,000. This decrease is largely attributable to the $365,000 charge for purchased research and development that occurred in the quarter ended December 31,1997 relating to the acquisition of Proscure, Inc. For the nine months ended December 31, 1997 and 1996, expenses were $2,412,000 and $3,203,000, respectively.

         Research and development expenses for the three months ended December 31, 1997 and 1996 were $349,000 and $240,000, respectively, an increase of 45%. For the nine months ended

   December 31, 1997 and 1996, research and development expenses were $1,063,000 and $935,000, respectively, an increase of 14%. This increase is largely attributable to increased investment in the Company's proprietary product development during fiscal 1998.

         Selling, general and administrative expenses for the three month and nine month periods ended December 31, 1997 were $301,000 and $923,000, respectively, which reflects a decrease of $53,000 and $617,000, respectively, from the comparable 1997 periods. These decreases resulted from the reduction of administrative personnel and related expenses as part of the Company's cost reduction efforts in April through June of 1996.

         Cost of goods sold for the three month and nine month periods ended December 31, 1997 were $199,000 and $426,000, respectively, as compared to $212,000 and $363,000 for the three and nine months ended December 31, 1996. Cost of goods sold in the three month periods ended December 31, 1997 and 1996 were 63% and 42% of product revenues, respectively. In the nine month periods ended December 31, 1997 and 1996, cost of goods sold was 50% and 32% of product sales, respectively. The increase in cost of sales as a percentage of revenue is primarily a result of the realization of inventory that had been previously reserved for in the three and nine month periods ended December 31, 1996.

 Liquidity and Capital Resources

         The Company's total cash, cash equivalents and marketable securities increased to $4,919,000 at December 31, 1997 from $3,538,000 at March 31, 1997, an increase of $1,381,000 or 39%. The increase reflects $2,000,000 of proceeds (before expenses) resulting from the sale of Common Stock and Warrants through a private placement that took place during the three months ended December 31, 1997 offset by the net losses during the nine month period ended December 31, 1997 of approximately $480,000, an increase in inventory of $76,000, the reduction of accounts payable and accrued expenses of $260,000, offset in part by the reduction in accounts receivables and prepaid expenses of $203,000. Working capital increased to $5,635,000 at December 31, 1997 from $3,990,000 at March 31, 1997.

         During the nine months ended December 31, 1997, the Company entered into a $450,000 note receivable with a licensee for past due licensing fees. As the Company has historically recorded licensing fees under this agreement on a cash basis, the Company has not recorded this note receivable as an asset. The note requires full payment of principal and interest in August 1998. The Company will continue to record this license fee on a cash basis.

         The Company has funded operations primarily with cash derived from the sales of its equity securities, revenue derived from research and development contracts, product sales and investment income. The Company believes it has sufficient cash equivalents and marketable securities to satisfy its working capital and capital expenditure requirements for the next twenty-four months. Should the Company need to secure additional financing to meet its future liquidity requirements, there can be no assurances that the Company will be able to secure such financing, or that such financing, if available, will be on terms favorable to the Company.

         On February 23, 1998, Nasdaq will initiate new requirements for listing on the Nasdaq National Market. Currently, the Company believes it is in compliance with all of the new requirements. There can be no assurance, however, that the Company will be able to continue to satisfy all the requirements issued by Nasdaq or that the Company's Common Stock will continue to be listed on the Nasdaq National Market. Should it occur, the delisting of the Company's Common Stock from the Nasdaq National Market could have a material adverse effect on the Company's business, results of operations and financial condition.

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES

         Pursuant to the Stock and Warrant Purchase Agreement dated as of December 31, 1997 (the "Purchase Agreement") among the Company and Biotechnology Value Fund, L.P., certain of its affiliates, and Four Partners, L.P.(collectively, the "Purchasers"), the Purchasers invested an aggregate of $2 million in exchange for 2,000,000 shares of the Company's Common Stock (the "Common Shares"), and warrants to purchase at any time prior to December 31, 2004 an aggregate of 750,000 shares of Common Stock at a price per share of $1.50.

         The sale of the Common Shares and Warrants was made in reliance upon the exemption from registration under section 4 (2) of the Securities Act as transactions not involving any public offering. The Company has reason to believe that the Purchasers were "accredited investors"(as such term is defined in Regulation D of the Securities Acts), were familiar with and had access to information concerning the operations and financial conditions of the Company, and were acquiring the securities for investment and not with a view to the distribution thereof. No underwriter was engaged in connection with the foregoing issuance of securities.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

          EXHIBIT                   DESCRIPTION
          -------                   -----------

             4.1                    Form of Stock Purchase Warrant
            10.1                    Stock & Warrant Purchase Agreement
            27.1                    Financial Data Schedule

    (b) Reports on Form 8-K

       Current Report dated December 31, 1997 filed with the Securities and Exchange Commission on January 2, 1998 relating to the Company's private placement of stocks and warrants.

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


                                         SIGNATURE
                                         REPLIGEN CORPORATION
                                         (Registrant)


Date:  February 13, 1998          By:  /S/ Walter C. Herlihy
                                       --------------------------------
                                       Chief Executive Officer

                                       Signing on behalf of the Registrant
                                       and as Principal Financial and
                                       Accounting Officer

                      REPLIGEN CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

    EXHIBIT NO.                     DESCRIPTION                        PAGE
    -----------                     -----------                        ----

     4.1                Form of Stock Purchase Warrant                  15

    10.1                Stock and Warrant Purchase Agreement            22

    27.1                Financial Data Schedule                         38