Form 10-K
period 1998-03-31
REPLIGEN CORP
filed 1998-06-26
CIK 730272

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

             /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from      to

                        Commission file number: 0-21700

                              REPLIGEN CORPORATION

             (Exact name of Registrant as specified in its charter)

                        DELAWARE                                                 04-2729386
            (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)
       117 FOURTH AVENUE, NEEDHAM, MASSACHUSETTS                                   02494
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                                  (ZIP CODE)

       Registrant's telephone number, including area code: (781) 449-9560

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 Par Value
                                (Title of Class)

    Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ____ No _X_

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value, computed by reference to the closing sale price of such stock quoted on NASDAQ on June 22, 1998 was approximately $27,002,678.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 22, 1998: 18,001,785

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Company intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 1998. Portions of such Proxy Statement are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

THE COMPANY

    Repligen Corporation ("Repligen" or the "Company") develops enabling technology for the discovery of new drugs including ultra-rapid methods for the synthesis of chemical compound libraries, and high throughput screening assays based on defined biological targets. The Company's technology is designed to identify compounds capable of blocking or stabilizing pharmaceutically important interactions between proteins and other macromolecules. To date, this type of interaction has only been accessible with complex natural products or protein pharmaceuticals both of which are difficult to develop, administer to patients and manufacture. The Company's goal is to develop organically synthesized drugs which can mimic the action of these natural products and proteins.

    In selected therapeutic areas, Repligen is applying its technology to the discovery of proprietary drug leads. The primary proprietary drug discovery program at the Company is the development of novel inhibitors of angiogenesis or new blood vessel growth which is essential for solid tumor growth and in certain ocular diseases. This program is based on proprietary, high throughput screening assays designed to detect inhibitors of the growth factors which drive angiogenesis and proprietary libraries of compounds designed to mimic the natural cell surface ligands of these growth factors. In initial preclinical studies, a compound identified from these libraries inhibited angiogenic growth factors IN VITRO AND IN VIVO at non-toxic doses.

    Repligen also develops, manufactures and markets products for the production of protein pharmaceuticals (biopharmaceuticals) by affinity chromatography. The Company currently markets a line of products for the production of monoclonal antibodies intended for human clinical use based on a recombinant form of Protein A, a naturally occurring affinity ligand. The Company believes that its chemical libraries may be the source of additional affinity ligands for biopharmaceutical manufacturing.

    Repligen Corporation was incorporated in March, 1981, under the laws of the State of Delaware. Its principal executive offices are at 117 Fourth Avenue, Needham, Massachusetts 02494 and its telephone number is (781) 449-9560.

DRUG DISCOVERY TECHNOLOGY--BACKGROUND

    Pharmaceutical companies use a drug discovery process which starts with the identification of a "Biological Target" which is implicated in a disease. The target is then formatted into a test (a "High Throughput Screening Assay") which can be used to determine if any of 100,000 to 1,000,000 individual chemical compounds (a "Chemical Compound Library") shows activity against the Biological Target. Compounds from the library which are identified by the screening assay (a "New Drug Lead") may be the basis for chemical analoging to improve their potency, specificity and pharmacology prior to evaluation in animal disease models and ultimately human clinical trials. The new drug lead discovery phase of this process is summarized below:

                                    [CHART]

    Recent advances in human and bacterial genetics (genomics) have identified hundreds of potential Biological Targets for drug discovery. As a result, the pharmaceutical industry has and will likely continue to make substantial investments in its drug discovery infrastructure. In addition to genomics, two principal areas of investment by pharmaceutical companies are the construction of libraries of compounds through combinatorial chemistry and the development of high throughput screening technologies.

    Enzymes and cellular receptors which naturally bind a small molecule are two classes of Biological Targets well established in the pharmaceutical industry. For many of these types of targets the process outlined above is a relatively efficient approach to identifying a new drug lead. A third class of Biological Targets consists of the interaction of a protein and a second macromolecule such as a carbohydrate, a nucleic acid (DNA or RNA) or another protein. For most of these targets, it remains a formidable challenge to identify New Drug Leads which are organically synthesized small molecules.

    To date, drugs which target protein-macromolecular interactions have been identified by isolating active compounds from mixtures derived from extracts of plants or microorganisms. For example, * Taxol-TM-, a major drug for the treatment of certain cancers, was identified in extracts of the bark of the pacific yew tree and Cylcosporin A, a leading drug for organ transplant recipients, was identified in a fungal extract. Despite the fact that natural products are often more difficult to develop, manufacture and administer to patients than an organically synthesized drug, no chemically synthesized drugs have been identified which mimic the activity of these two important natural products. In addition, there are no synthetic compounds or natural products available for many interesting biological targets which involve protein-macromolecule interactions. Repligen believes that the development of technology to extend the application of high throughput screening of chemical libraries to the identification of New Drug Leads which modulate protein-macromolecule interactions will have broad application within the pharmaceutical industry.

------------------------
*Taxol-TM- is a registered trademark of Bristol-Myers Squibb Co.

COMBINATORIAL CHEMISTRY

    In the past five years, the pharmaceutical industry has rapidly adopted combinatorial chemistry as a method to synthesize libraries of chemical compounds. Combinatorial chemical synthesis methods involve systematic variation of three or more chemical groups on a fixed framework or scaffold. For a scaffold in which three positions can each be substituted with twenty different chemical groups, it is possible to synthesize 8,000 (20 x 20 x 20) compounds with the same series of chemical reactions. By repeating this process with multiple scaffolds, libraries containing more than 500,000 compounds have been constructed. The primary application of this technology has been the creation of chemical libraries of small compounds suitable for Biological Targets which are enzymes or receptors which bind a small molecule. These compounds are generally not suitable for identifying drugs which can act on protein-macromolecular targets.

    Repligen is currently developing ultra-efficient techniques for the synthesis of libraries of chemical compounds for targets involving protein-macromolecule interactions. These techniques rely upon a set of chemical reactions known as multi-component condensations (MCCs) in which three or four components combine in a single step to form the desired product while consuming the starting materials. Libraries of compounds can be synthesized far more rapidly with MCCs than alternative methods since the synthesis step involves simple mixing of reactant solutions instead of the multiple chemical steps and manipulations required by other methods.

    Repligen has focused the development of its MCC technology on the creation of compounds with size and complexity comparable to natural products which are known to modulate important protein-macromolecule interactions. Like many natural products, these "complex" organic compounds contain 4 to 7 different chemical substituents which can interact with the target and are typically 2-3 times larger than either traditional drugs or the products of existing combinatorial chemical technology. The Company believes that these libraries of "complex structures" may be better sources of leads for biological targets involving protein-macromolecule interactions which are difficult to access with existing technology.

HIGH THROUGHPUT SCREENING ASSAYS

    Repligen has developed a series of high throughput screening assays for the identification of New Drug Leads in its own libraries or those of its partners. Most of these assays detect compounds which inhibit protein-protein and protein-carbohydrate interactions. The Company has applied for patents covering its growth factor and chemokine screening assays.

    GROWTH FACTOR SCREENING ASSAYS

    Many clinically important proteins involved in cell signaling and activation bind to a type of carbohydrate on the surface of the target cell known as a glycosaminoglycan. The Company believes that this interaction is important for optimal biological action of these proteins and represents a novel and advantageous point for pharmaceutical intervention. Repligen has developed a series of high throughput binding assays for two classes of glycosaminoglycan-binding proteins: growth factors and chemokines. Two of the Company's growth factor assays can detect inhibitors of glycosaminoglycan binding to Vascular Endothelial Growth Factor (VEGF) and basic Fibroblast Growth Factor (bFGF) both of which have been implicated in the new blood vessel growth which is required for tumor growth and in the progression of certain ocular diseases such as diabetic retinopathy and macular degeneration. The Company has employed its combinatorial chemical technology to construct libraries of compounds customized to contain chemical functional groups similar to those found in glycosaminoglycans. Screening of these libraries in the growth factor assays has identified several lead compounds which are currently undergoing additional testing.

    In collaboration with Cambridge NeuroScience, Inc. ("CNS"), the Company has also constructed a high throughput screening assay capable of detecting compounds which block the interaction of the growth factor neuregulin with glycosaminoglycans. Neuregulin is believed to be an important factor in some forms of breast, brain and other cancers. The Company has screened a glycosaminoglycan-like library in the neuregulin assay. Several active compounds have been detected which are currently undergoing additional biological characterization. Repligen and CNS will jointly own compounds which result from this collaboration, if any.

    CHEMOKINE SCREENING ASSAYS

    Chemokines are a second class of glycosaminoglycan-binding factors which mediate the recruitment and activation of leukocytes or white blood cells. Inhibition of the activity of chemokines may be therapeutically useful in a variety of diseases characterized by excessive leukocyte activity including arthritis, psoriasis, inflammatory bowel disease and atherogenesis. Repligen's high throughput screens are designed to detect inhibitors of chemokine-glycosaminoglycan interaction which it believes is essential for proper leukocyte activation by the chemokine. One of the chemokine assays is the basis for the Company's drug discovery collaboration with Glaxo Wellcome.

    IMMUNOREGULATORY PROTEIN SCREENING ASSAYS

    Repligen's immune modulation program is based on modifying the activity of costimulatory factors (CD28, B7, CTLA4), molecules on the surface of certain immune system cells, to selectively suppress or activate an immune response. Published data on animal models of transplantation and autoimmune disease, indicate that drugs which block the activity of these costimulatory factors may suppress unwanted immune responses characteristic of transplantation and certain forms of multiple sclerosis, rheumatoid arthritis and diabetes. In addition, published data indicate that costimulatory factors can be manipulated in animal tumor models to enhance the immune response to a tumor resulting in slower tumor growth. Repligen has constructed high throughput screening assays based on recombinant proteins and cell lines to detect molecules capable of modulating the activity of these costimulatory molecules.

    HEPARANASE

    Heparanse is an enzyme which degrades carbohydrate (glycosaminoglycan) components of the extracellular matrix, a process which is essential for movement of cells from the vasculature into tissues. This type of cell migration appears to be essential for tumor cell invasion and metastasis. It is also believed to be an important step of the movement of white blood cells (leukocytes) into tissues, an early step in the initiation of an immune or inflammatory response. Repligen has developed a screening assay to detect small molecule compounds which block the activity of heparanase which it intends to use to screen its compound libraries. Inhibitors of heparanase may be applicable to cancer and a variety of inflammatory diseases.

DRUG DISCOVERY PROGRAMS

    The Company is currently seeking to develop proprietary lead compounds by utilizing its screening assays to identify active compounds in its combinatorial chemical libraries. Its current focus is the development of inhibitors of the angiogenic growth factors VEGF and bFGF. To date, the Company has screened approximately 50,000 compounds from its internal libraries which were specifically designed to mimic the natural, cell surface ligand of VEGF and bFGF. Several families of lead compounds were identified and have subsequently been tested in additional assays for potency and specificity. Selected compounds have been active in blocking the proliferation of endothelial (blood vessel) cells IN VITRO and blocking the intracellular (kinase) signaling pathway triggered by VEGF. A lead compound has demonstrated activity in an animal model of ocular angiogenesis. The Company intends to synthesize additional sets of compounds with structures related to its lead compounds and evaluate them for improvements in potency and pharmacology as well as in additional models of ocular and tumor angiogenesis.

    The Company is also employing its screening assays and chemical libraries in collaborative arrangements with Pfizer Inc. ("Pfizer"), Glaxo Wellcome plc ("Glaxo"), Cambridge NeuroScience, Inc. ("CNS"), Tularik, Inc. ("Tularik") and T Cell Sciences, Inc. ("T Cell"). The following table summarizes the status of both proprietary and collaborative drug discovery projects:

                              CURRENT STATUS OF DRUG DISCOVERY PROGRAMS
------------------------------------------------------------------------------------------------------
BIOLOGICAL TARGET               PARTNER            APPLICATION                      STATUS
-----------------------------  ---------  -----------------------------  -----------------------------
VEGF / bFGF                    Repligen   Cancer/Ocular Disease          Lead Identified
Heparanase                     Repligen   Tumor Metastasis               Assay Development
Growth Factor                  Pfizer     Proliferative Disease          Lead Identified
Immunomodulator                Pfizer     Immune Enhancement             Screening
Chemokine                      Glaxo      Cardiovascular                 Screening
Neuregulin                     CNS        Breast, Brain Cancer           Lead Evaluation
Multiple Targets               Tularik    Multiple                       Screening
T Cell Activation              T Cell     Immune Regulation              Screening

AFFINITY PRODUCTS FOR BIOPHARMACEUTICAL MANUFACTURING

    The manufacture of protein pharmaceuticals (biopharmaceuticals) such as insulin, tissue plasminogen activator and monoclonal antibodies such as * ReoPro-TM- is a complex task which typically involves fermentation of a bacterium or mammalian cell to synthesize the protein followed by the recovery and purification of the product through a series of filtration and chromatographic steps. Two principal challenges in biopharmaceutical manufacturing are the recovery of the product from a large volume of fermentation broth and the purification of the product from a complex feedstream to >99% purity.

    Affinity chromatography is a protein purification technique based on the specific ("lock and key") interaction of a compound (an "affinity ligand") with the protein of interest. Typically, the fermentation broth is passed over a solid support containing the affinity ligand which binds only to the protein product and not to other components of the feedstream. Thus in a single step the product is captured from a dilute feedstream and substantially purified. The two affinity ligands most widely used in the manufacture of biopharmaceuticals are based on two naturally occurring products: Protein A for the production of monoclonal antibodies and the carbohydrate heparin which is used in the production of certain growth factors and coagulation factors.

    Protein A is a naturally occurring affinity ligand for certain classes of antibodies. Repligen manufactures and markets a recombinant form of Protein A ("rProtein A-TM-") and immobilized rProtein A-TM- in sufficient quantity and quality to be used in the commercial production of antibodies intended for human clinical use. The Company believes that there are approximately 75 monoclonal antibodies in various stages of human clinical testing worldwide. In contrast, only 4 to 8 monoclonal antibodies have been approved for marketing by the United States Food and Drug Administration

------------------------
*ReoPro-TM- is a registered tradmark of Centocor, Inc.

("FDA") or comparable foreign regulatory agencies. Additional antibody product approvals may yield significant growth in the Protein A market.

    Repligen owns a patent in the U.S. covering the manufacture of recombinant Protein A which expires in 2009. Similar patents have been issued in certain European countries and Japan which expire in 2002. Repligen has granted a non-exclusive, royalty bearing license to Pharmacia Biotech AB, a subsidiary of Pharmacia & Upjohn, Inc., to its patents covering recombinant Protein A.

    With the exception of antibodies and a few other factors, there are currently no suitable affinity ligands for most biopharmaceuticals. The Company believes that its "complex structure" chemical libraries may be sources of novel chemical affinity ligands. Successful application of the Company's technology to the development of new affinity ligands may enable biopharmaceuticals to be applied to applications not currently feasible due to their high cost of manufacture. The use of transgenic plants and animals has dramatically lowered the costs of protein expression; however, there is currently no technology to lower the cost of protein recovery and purification. The availability of new affinity ligands may significantly improve the efficiency of manufacturing and enable biopharmaceuticals to penetrate new, cost-sensitive markets.

INTELLECTUAL PROPERTY AND LICENSING

    Repligen has maintained certain intellectual property rights related to its former clinical development programs. The Company has and continues to seek third parties to license its intellectual property which does not support its current drug discovery or affinity products businesses.

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

    As part of the Company's former program to inhibit acute inflammation it acquired certain patent rights covering the use of antibodies to CD11b to block acute inflammation and a U.S. patent covering the use of antibodies to CD11a, CD11b, CD11c and CD18 to block acute inflammation associated with reperfusion or the resupply of blood to anoxic tissue. In December 1995 the Company licensed its rights to CD11a and CD18 to Genentech, Inc. in exchange for a milestone payment and royalties on the sales of products developed by Genentech under this patent.

    In 1993 the Company licensed its technology for the production of the HIV envelope protein gp160 to Calypte Biomedical Corporation in exchange for a licensing fee and royalties on the sales of diagnostic products developed under the license. Calypte received approval from the FDA in September of 1997 to market a HIV diagnostic test kit for use with urine samples.

REPLIGEN'S BUSINESS STRATEGY

    Repligen's primary objective is to develop or acquire high throughput screening and chemical synthesis technologies to apply to the discovery of drug leads for those Biological Targets in which a protein binds to another protein, a carbohydrate or a nucleic acid. The Company intends to apply its drug discovery technologies to selected proprietary targets such as angiogenesis where it believes its technology may give it a competitive advantage. If any lead compounds result from these activities, the Company may carry out additional optimization of the lead compound through chemical modification and characterize its biological activity in cell-based assays and animal models of disease. As appropriate, the Company will seek a biotechnology or pharmaceutical partner for clinical development and commercialization of its product candidates.

    In addition to its proprietary programs, Repligen will seek to form additional drug discovery partnerships in order to maximize the return on its technology base. The primary goal of these partnerships will be to apply the Company's technology to a broad range of Biological Targets to increase the opportunity of identifying New Drug Leads. In these partnerships the Company will seek milestone and royalty revenues based on successful product development by a partner. The Company will also seek to expand its revenues from bioprocessing affinity reagents through sales and marketing efforts, partnerships and new product introductions. It may also endeavor to develop or acquire additional products for the manufacture of pharmaceutical products which can utilize the Company's existing manufacturing capacity and regulatory infrastructure. Profits from drug discovery partnerships and product sales will be applied to further the development of proprietary drug candidates.

SALES AND MARKETING

    The Company currently sells its rProtein A-TM- products directly to end-users and through distributors in certain foreign markets. While the Company has expanded its sales and marketing activities, there can be no assurance that the Company will be able to further expand its sales and distribution capabilities for the research market without undue delays or expenditures or that it will be successful in maintaining market acceptance for its products.

CUSTOMERS

    Sales for the Company's bioprocessing products are distributed between chromatography companies and process development and manufacturing groups at biotechnology and pharmaceutical companies and accounted for 47% of the Company's revenues in fiscal 1998. Research and development revenue is derived from the Company's drug discovery collaborations with Glaxo, Pfizer and CNS and grant awards from the National Institutes of Health. Research and development revenue accounted for 38% of the Company's total revenues in fiscal 1998. During fiscal 1998 the Company received a milestone payment from one of its collaborations. As a result of this extraordinary payment, one customer accounted for more than 10% of the Company's total revenues in fiscal 1998. While the Company has an ongoing relationship with this customer, the customer is not obligated to make any additional milestone payments to the Company and the Company believes the loss of this customer would not have a material adverse effect on the Company's business.

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

MANUFACTURING

    The Company manufactures its rProtein A-TM- product line from a recombinant strain of E. COLI. Certain fermentation and recovery operations are carried out by a third party under a supply agreement. The purification, immobilization, packaging and quality control testing of rProtein A-TM- are conducted at the Company's facilities in Needham, Massachusetts. See "Properties." The Company maintains an active quality assurance effort to support the regulatory requirements of its customers.

GOVERNMENT REGULATION

    Government regulations play a significant role in the research, development, production and commercialization of pharmaceutical, chemical and biochemical products. While the Company's rProtein A-TM-products do not require FDA approval for sale, many of the Company's customers are required to obtain the approval of the FDA and similar health authorities in foreign countries for the clinical testing and commercial sale of biopharmaceuticals for human use. FDA regulations apply not only to health care products, but also to the process and production facilities used to produce such products. These regulations are called FDA current Good Manufacturing Practices ("cGMP"). The Company is often required to adopt aspects of cGMP regulations to support its customer's use of its products. In support of its customers' requirements to comply with FDA regulations regarding the use of its products, the Company strives to maintain production and documentation procedures for them that parallel certain parts of the FDA cGMP requirements.

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

EMPLOYEES

    As of May 29, 1998, the Company had 24 employees. Of the 24 employees, 17 were engaged in research and development and manufacturing and 7 in administrative and marketing functions. Doctorates or other advanced degrees are held by 11 of the Company's employees. Each of the Company's employees has signed a confidentiality agreement. The Company's employees are not covered by a collective bargaining agreement.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company through solicitation of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names, ages and positions of the executive officers of the Company:

NAME                            AGE           POSITIONS
------------------------------  --- ------------------------------
Walter C. Herlihy                   President, Chief Executive
                                45  Officer and Director
James R. Rusche                     Vice President, Research and
                                43  Development
Daniel P. Witt                      Vice President, Business
                                49  Development

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

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "RGEN". The following table sets forth for the periods indicated the high and low closing prices for the Common Stock as reported by Nasdaq:

                                                                          HIGH        LOW
                                                                        ---------  ---------
FISCAL YEAR 1997:
First Quarter.........................................................  $   1.484  $    .938
Second Quarter........................................................      1.313       .500
Third Quarter.........................................................      1.484      1.063
Fourth Quarter........................................................      1.750      1.125

FISCAL YEAR 1998:
First Quarter.........................................................  $   1.500  $   1.000
Second Quarter........................................................      1.375       .969
Third Quarter.........................................................      1.118       .719
Fourth Quarter........................................................      1.250       .969

    On June 22, 1998, the reported closing price of the Common Stock as reported by Nasdaq was $1.50 per share.

STOCKHOLDERS AND DIVIDENDS

    As of June 22, 1998, there were approximately 1,085 stockholders of record of the Company's Common Stock, excluding stockholders whose shares were held in nominee name. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

RECENT SALES OF SECURITIES

    Pursuant to the Stock and Warrant Purchase Agreement dated as of December 31, 1997 (the "Purchase Agreement") among the Company and Biotechnology Value Fund, L.P., certain of its affiliates, and Four Partners, L.P. (collectively, the "Purchasers"), the Purchasers invested an aggregate of $2 million in exchange for 2,000,000 shares of the Company's Common Stock (the "Common Shares"), and warrants to purchase at any time prior to December 31, 2004 an aggregate of 750,000 shares of Common Stock at a price per share of $1.50.

    The sale of the Common Shares and Warrants was made in reliance upon the exemption from registration under section 4 (2) of the Securities Act as transactions not involving any public offering. The Company has reason to believe that the Purchasers were "accredited investors" (as such term is defined in Regulation D of the Securities Act), were familiar with and had access to information concerning the operations and financial conditions of the Company, and were acquiring the securities for investment and not with a view to the distribution thereof. No underwriter was engaged in connection with the foregoing issuance of securities. The Company intends to file a registration statement with the SEC on Form S-3 on or before June 30, 1998 for the resale of the Common Shares.

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

                                                                    YEARS ENDED MARCH 31,
                                                    -----------------------------------------------------
                                                      1998       1997       1996       1995       1994
                                                    ---------  ---------  ---------  ---------  ---------

                                                          (IN THOUSANDS , EXCEPT PER SHARE AMOUNTS)
OPERATING STATEMENT DATA:
Revenues:
  Research and development........................  $     917  $   1,180  $   7,949  $  10,988  $  19,392
  Product.........................................      1,114      1,554      1,874      3,885      4,947
  Investment and other............................        354      1,068      1,036      2,069      2,494
                                                    ---------  ---------  ---------  ---------  ---------
                                                        2,385      3,802     10,859     16,942     26,833
                                                    ---------  ---------  ---------  ---------  ---------
Costs and expenses:
  Research and development........................      1,420      1,378     11,980     31,012     35,919
  Cost of product sales...........................        480        537      1,516      1,535      3,933
  Selling, general and administrative.............      1,281      1,940      4,925      4,673      6,206
Restructuring charge (credit).....................     --           (111)     3,567     11,300     --
  Charge for acquired research and development....     --            549        334     --         --
  Interest........................................     --         --             58        372        312
                                                    ---------  ---------  ---------  ---------  ---------
  Total costs and expenses........................      3,181      4,293     22,380     48,892     46,370
                                                    ---------  ---------  ---------  ---------  ---------
  Net loss........................................  $    (796) $    (491) $ (11,521) $ (31,950) $ (19,537)
                                                    ---------  ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------  ---------
  Net loss per common share.......................  $   (0.05) $   (0.03) $   (0.75) $   (2.08) $   (1.53)
                                                    ---------  ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------  ---------
Weighted average common shares outstanding........     16,502     15,678     15,370     15,356     12,788
                                                    ---------  ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------  ---------

                                                      1998       1997       1996       1995       1994
                                                    ---------  ---------  ---------  ---------  ---------
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and investments............................  $   4,726  $   3,538  $   7,222  $  15,302  $  29,215
  Working capital.................................      5,377      3,990      4,154      9,070     32,517
  Total assets....................................      6,513      5,621      9,231     31,330     59,611
  Long-term debt..................................     --         --         --         --         --
  Accumulated deficit.............................   (124,320)  (123,524)  (123,042)  (111,520)   (79,570)
  Stockholders' equity............................      6,124      4,919      4,809     15,576     46,737

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Repligen is a biopharmaceutical company engaged in the research and development of technologies for drug discovery. The Company also devotes a portion of its resources to proprietary drug discovery projects. In addition, the Company receives income from the sale of products that are manufactured by the Company and from its investments. The Company has incurred operating losses since its inception in 1981. As of March 31, 1998, its accumulated deficit was $124,320,000. During fiscal 1996, the Company completed a major downsizing and restructuring of its activities, including the termination of certain research programs, which significantly reduced its level of operating expenses and its cash burn rate. These actions were completed in an effort to stabilize Repligen's financial condition and preserve its cash resources. The Company believes it has adequate cash reserves at March 31, 1998 to finance its operations for at least the next twenty-four months.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1997

    REVENUES. Total revenues for fiscal 1998 were $2,385,000 as compared to $3,802,000 in fiscal 1997, a decrease of $1,417,000. Research and development revenues for fiscal 1998 totaled $917,000, including revenues relating to drug discovery collaboration arrangements with pharmaceutical partners, licensing revenue, receipt of a milestone payment, and revenue generated from two Phase I Small Business Innovation Research (SBIR) grants from the National Institutes of Health. The reduction in research and development revenues of $263,000 or 22% from fiscal 1997 levels is primarily attributable to the termination of its collaborations with Eli Lilly and Company ("Lilly") and Repligen Clinical Partners, L.P. (the "Partnership").

    Product revenues for fiscal 1998 were $1,114,000 compared to $1,554,000 in fiscal 1997. The decrease in the product sales volume is largely attributed to the timing of large production scale orders of Protein A offset by an increase in sales of reagent products.

    Investment income decreased by $44,000 from fiscal 1997 levels due primarily to lower average funds available for investment during fiscal 1998. Other revenues for the fiscal 1998 period decreased by approximately $660,000 from the comparable fiscal 1997 period primarily due to the one-time sale of equipment and furnishings by the Company for $317,000 and the one-time sale of non-investment securities held by the Company for approximately $300,000 as part of the restructuring.

    EXPENSES. During fiscal 1998, total expenses of $3,181,000 were significantly lower than fiscal 1997 expenses of $4,293,000. Higher level of expenses in fiscal 1997 was primarily a result in expenditures associated with the Company's former facility in Cambridge. Research and development expenses for fiscal 1998, totaling $1,420,000, increased by $41,000, or 3%, from fiscal 1997 levels. The Company anticipates that research and development expenses will continue to increase significantly as the Company increases its investment in internal drug discovery programs during fiscal 1999.

    Cost of product sales for fiscal 1998 decreased by $57,000 from the prior fiscal year. Cost of product sales in fiscal 1998 were 43% of product revenues versus 35% of product revenues for fiscal 1997. The decrease is the result of a change in product mix between fiscal years and the result of the realization of inventory in fiscal 1997 that had previously been reserved for in fiscal 1996.

    Selling, general and administrative expenses for fiscal 1998 were $1,281,000, a decrease from fiscal 1997 of $659,000. This decrease is a result of the Company's restructuring efforts that took place during fiscal 1997 and 1996. As a result of the Company's relocation to smaller office and laboratory space, the Company has realized savings in rent and related facility costs. In addition, this decrease in expenses is a result the reduction of administrative personnel and related expenses that took place during fiscal 1997.

    In the year ended March 31, 1997, the Company acquired, in exchange for the Company's common stock, all of the outstanding shares of ProsCure, Inc., a subsidiary of Glycan Pharmaceuticals, Inc. ("Glycan"). ProsCure has licensed the rights to certain drug discovery technologies and lead compounds for application to the field of cancer from Glycan, a wholly owned subsidiary of the Company. Since the technology acquired will require further development by the Company, this acquisition was accounted for as a purchase, with the excess of the purchase price and acquisition costs over the fair value of the assets acquired of approximately $549,000, charged to operations.

FISCAL YEAR ENDED MARCH 31, 1997 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1996

    REVENUES. Total revenues for fiscal 1997 were $3,802,000 as compared to $10,859,000 in fiscal 1996, a decrease of $7,057,000. Research and development revenues for fiscal 1997, totaling

$1,180,000, decreased by $6,769,000 or 85% from fiscal 1996 levels. This decrease reflects reduced revenues from its collaborations with Eli Lilly and Company ("Lilly") and Repligen Clinical Partners, L.P. (the "Partnership"). Lilly terminated its collaboration and licensing agreement with the Company in September 1995, with respect to the joint development of the CD11b program. Under the terms of the agreement, the entire CD11b program, including preclinical and clinical data packages for product candidates, were returned to the Company. Revenues recognized under the Lilly agreement totaled $62,000 in fiscal 1997 and $2,613,000 in fiscal 1996. The decrease in funding from the Partnership reflects a decrease in billings based on the lack of resources of the Partnership and the Company's termination of its arrangement with the Partnership regarding the development and marketing of the rPF4 program in April 1996. Research and development revenues recognized under the rPF4 program totaled $190,000 and $2,693,000 in fiscal 1997 and fiscal 1996, respectively. In addition, during fiscal 1996, a one-time $2,000,000 fee was paid by Genetics Institute, Inc. for the assignment of intellectual property and the transfer of certain reagents associated with the Company's immune modulation technology and a one-time $525,000 license fee was paid by Genentech, Inc. to sublicense the Company's patent rights for CD11a and CD18.

    Product revenues for fiscal 1997 were $1,554,000 compared to $1,874,000 in fiscal 1996. The decrease of $320,000 or 17% was due to the discontinuance by Repligen of contract manufacturing and sales of diagnostic reagents that took place during fiscal year 1996. During fiscal year 1996 contract service revenues and sales of diagnostic reagents of $758,000 were generated by the Company. This reduction was offset by an increase in product sales volume of the Company's rProtein A-TM- and reagent products in fiscal year 1997.

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

    EXPENSES. During fiscal 1997, total expenses of $4,293,000 were significantly lower than fiscal 1996 expenses of $22,380,000. This decrease resulted from the Company's restructuring in 1996 and 1997. During the fourth quarter of fiscal 1996, the Company substantially downsized and consolidated its operations in order to stabilize the Company's financial condition and preserve its cash reserves. In fiscal 1996, the Company recorded a charge of $3,567,000 to cover severance costs and related benefits, the settlement of equipment and facility lease obligations and the write-off of certain leasehold improvements and equipment no longer being utilized, reduced in part by cash received from the sale of assets and the reversal of certain accruals no longer required due to the downsizing. The total restructuring charge of $3,567,000 included cash related expenditures of $1,246,000 and a non-cash charge of $2,321,000. The non-cash charge related to the write-off of leasehold improvements and equipment no longer being utilized, offset by the reversal of accruals no longer required. (See Note 11 of Notes to Consolidated Financial Statements). In May 1996, the Company relocated its operations from an approximately 97,000 square facility in Cambridge, Massachusetts to approximately 13,000 square feet of subleased office and laboratory space in Needham, Massachusetts. This move resulted in substantial savings in rent and related facility costs. If the move had been effective as of April 1, 1996, rent expense during the year ended March 31, 1997 would have been lower by approximately $381,000.

    Research and development expenses for fiscal 1997, totaling $1,378,000, decreased by $10,602,000, or 88%, from fiscal 1996 levels. The decrease in expenses reflects a reduction in research and development headcount and related expenses, decreased development activities, lower expenditures for clinical trials and the Company's efforts to reduce costs.

    Cost of product sales for fiscal 1997 decreased by $979,000 from the prior fiscal year. Cost of product sales in fiscal 1997 were 35% of product revenues versus 81% of product revenues for fiscal 1996. The decrease is the result of a change in product mix between fiscal years and is attributable to lower margins experienced on contract service revenues in fiscal 1996 and the result of the realization of inventory in fiscal 1997 that had previously been reserved for in fiscal 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's total cash, cash equivalents and marketable securities increased to $4,726,000 at March 31, 1998 from $3,538,000 at March 31, 1997. The increase reflects $2,000,000 of proceeds (before expenses) resulting from the sale of Common Stock and Warrants through a private placement that took place on December 31, 1997 and a reduction of accounts receivable and prepaid expenses of $331,000. This increase in cash was offset by the net losses incurred in the year ended March 31, 1998 of approximately $796,000, an increase in inventory of $219,000 resulting from increased manufacturing and the development and production of new Protein A products during fiscal 1998, and the reduction of accounts payable and accrued expenses of $181,000. Working capital increased to $5,635,000 at December 31, 1997 from $3,990,000 at March 31, 1997.

    Capital expenditures for fiscal 1998 and 1997 were $114,000 and $429,000, respectively. The capital expenditures in both fiscal 1998 and fiscal 1997 reflect leasehold improvements and the purchase of research and development equipment.

    During the fiscal year ended March 31, 1998, the Company entered into a $450,000 note receivable with a licensee for past due licensing fees. As the Company has historically recorded licensing fees under this agreement on a cash basis, the Company has not recorded this note receivable as an asset. The note requires full payment of principal and interest in August 1998. The Company will continue to record this license fee on a cash basis.

    The Company has entered into agreements with a number of collaborative partners and licensees. Under the terms of these agreements, the Company may be eligible to receive research support, additional milestones or royalty revenue if these collaborations continue to clinical evaluation and commercialization. The Company can not be assured of the continuation of these collaborations and any future payments.

    The Company has funded operations primarily with cash derived from the sales of its equity securities, revenue derived from research and development contracts, product sales and investment income. While the Company anticipates that its cost of operations will increase in fiscal 1999 as it continues to expand its investment in proprietary product development, the Company believes it has sufficient cash equivalents and marketable securities to satisfy its working capital and capital expenditure requirements for the next twenty-four months. Should the Company need to secure additional financing to meet its future liquidity requirements, there can be no assurances that the Company will be able to secure such financing, or that such financing, if available, will be on terms favorable to the Company.

    The Company has completed an assessment of its exposure to the "Year 2000" computer problem. Based on this assessment, the Company believes that no critical software systems of the Company will be impacted by this situation. Systems currently used by the Company are already "Year 2000" compliant. Although the Company believes that it is taking appropriate precautions against disruption of its system due to the "Year 2000" problem, there can be no assurance that the Company's suppliers and customers will not be adversely affected by the "Year 2000" problem. Nonetheless, the Company believes that the "Year 2000" issue will not have a material impact on the Company's business operations or financial condition.

    On February 23, 1998, Nasdaq initiated new requirements for listing on the Nasdaq National Market. Currently, the Company believes it is in compliance with all of the new requirements. There can be no assurance, however, that the Company will be able to continue to satisfy all the requirements issued by Nasdaq or that the Company's Common Stock will continue to be listed on the Nasdaq National Market. Should it occur, the delisting of the Company's Common Stock from the Nasdaq National Market could have a material adverse effect on the Company's business, results of operations and financial condition.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the Company's directors will be set forth under the captions "Elections of Directors" and "The Board of Directors and its Committees" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on September 10, 1998 which will be filed with the Securities and Exchange Commission within 120 days of March 31, 1998 and is incorporated herein by reference.

    Information regarding the Company's executive officers is contained in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding the Company's directors will be set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on September 10, 1998 which will be filed with the Securities and Exchange Commission within 120 days of March 31, 1998 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding the Company's directors will be set forth under the caption "Security Ownership of Certain Beneficial Owners And Management" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on September 10, 1998 which will be filed with the Securities and Exchange Commission within 120 days of March 31, 1998 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding the Company's directors will be set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its annual meeting of stockholders to be held on September 10, 1998 which will be filed with the Securities and Exchange Commission within 120 days of March 31, 1998 and is incorporated herein by reference.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form 10-K:

(a) (1)    Financial Statements:

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-2 of this Report, as follows:

                                                                                                    PAGE
                                                                                                    -----
Report of Independent Accountants..............................................................         F-2
Consolidated Balance Sheets as of March 31, 1998 and 1997......................................         F-3
Consolidated Statements of Operations for the Years Ended March 31, 1998, 1997 and 1996........         F-4
Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 1998, 1997, and
  1996.........................................................................................         F-5
Consolidated Statements of Cash Flows for the Years Ended March 31, 1998, 1997 and 1996........         F-6
Notes to Consolidated Financial Statements.....................................................         F-7

(a) (2)    Exhibits:

The Exhibits which are filed as part of this Annual Report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b)       Reports on Form 8-K:

No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                                   DOCUMENT DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------------------

    3.       Articles of Incorporation and By-Laws

    3.1 *    Restated Certificate of Incorporation, dated June 30, 1992 and filed July 13, 1992 (filed as Exhibit 4.12 to
             Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1993 and incorporated herein by reference).

    3.2 *    By-laws (filed as Exhibit 3.4 to Repligen Corporation's Form S-1 Registration Statement No. 33-3959 and
             incorporated herein by reference).

    4.       Instruments Defining the Rights of Security Holders

    4.1 *    Specimen Stock Certificate (filed as Exhibit 4.2 to Repligen Corporation's Form S-1 Registration Statement No.
             33-3959 and incorporated herein by reference).

    4.2 +    Form of Limited Partner Warrant, dated as of February 28, 1992.

    4.3 +    Form of Modified Limited Partner Warrant, dated as of February 28, 1992.

    4.4 *    Form of Amended and Restated Limited Partner Warrant (filed as Exhibit 4.13 to Repligen Corporation's Form S-4
             Registration Statement No. 33-76830 and incorporated herein by reference).

    4.5 *    Form of Amended and Restated Class B Limited Partner Warrant (filed as Exhibit 4.14 to Repligen Corporation's
             Form S-4 Registration Statement No. 33-76830 and incorporated herein by reference).

    4.6 *    Form of Amended and Restated Fund Warrant (filed as Exhibit 4.15 to Repligen Corporation's Form S-4 Registration
             Statement No. 33-76830 and incorporated herein by reference).

    4.7 *    Form of Stock Purchase Warrant (filed as Exhibit 4.1 to Repligen Corporation's Quarterly Report on Form 10-Q for
             the quarter ended December 31, 1997 and incorporated herein by reference).

   10.       Material Contracts

   10.1 *    Consulting Agreement, dated October 1, 1981, between Dr. Paul Schimmel and Repligen Corporation (filed as Exhibit
             10.14 to Repligen Corporation's Form S-1 Registration Statement No. 33-3959 and incorporated herein by reference).

   10.2 *    Consulting Agreement, dated November 1, 1981, between Dr. Alexander Rich and Repligen Corporation (filed as
             Exhibit 10.15 to Repligen Corporation's Form S-1 Registration Statement No. 33-3959 and incorporated herein by reference).

   10.3 *    The 1992 Repligen Corporation Stock Option Plan (filed as Exhibit 4.12 to Repligen Corporation's Annual Report on
             Form 10-K for the year ended March 31, 1993 and incorporated herein by reference).

   10.4 *    Plan of Reorganization and Agreement of Merger, dated March 14, 1996, between Repligen Corporation and Glycan
             Pharmaceuticals, Inc. (omitting schedules and exhibits) (filed as Exhibit 10.42 to Repligen Corporation's Annual
             Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference).

  EXHIBIT
  NUMBER                                                   DOCUMENT DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------------------
   10.5 *    Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy (filed as Exhibit
             10.43 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference).

   10.6 *    Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche (filed as Exhibit
             10.44 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference).

   10.7 *    Employment Agreement, dated March 14, 1996, between Repligen Corporation and Daniel P. Witt (filed as Exhibit
             10.45 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference).

   10.8 *    Sublease Agreement dated as of May 1, 1996 between T Cell Sciences, Inc. and Repligen Corporation (filed as
             Exhibit 10.46 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference).

   10.9 *    The Amended 1992 Repligen Corporation Stock Option Plan, adopted by the stockholders on September 10, 1996 (filed as Exhibit 4.1 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1997 and incorporated herein by reference).

   10.10 *   Stock Exchange Agreement dated as of December 18, 1996 between ProsCure, Inc. Shareholders and Repligen
             Corporation (filed as Exhibit 10.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended
             December 31, 1996 and incorporated herein by reference).

   10.11 *   Warrant Exchange Agreement dated as of December 18, 1996 between ProsCure, Inc. Warrant holders and Repligen
             Corporation (filed as Exhibit 10.2 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended
             December 31, 1997 and incorporated herein by reference).

   10.12 *   Stock and Warrant Purchase Agreement dated as of December 31, 1997 among the Company and Biotechnology Value
             Fund, L.P., certain of its affiliates, and Four Partners, L.P. and Repligen Corporation (filed as Exhibit 10.1 to
             Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference).

   21  +     Subsidiaries of Repligen Corporation.

   23  +     Consent of Arthur Andersen LLP.

   27  +     Financial Data Schedule.

------------------------

* Previously filed with the Securities and Exchange Commission and Incorporated herein by reference.

+  Filed herewith.

    The exhibits listed above are not contained in the copy of the annual report on Form 10-K distributed to stockholders. Upon the request of any stockholder entitled to vote at the 1998 annual meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 117 Fourth Avenue, Needham, MA 02494.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                REPLIGEN CORPORATION

                                By:            /s/ WALTER C. HERLIHY
                                     ------------------------------------------
                                                 Walter C. Herlihy,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                Date: June 25, 1998

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

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

      /s/ ALEXANDER RICH        Co-Chairman of the Board of
------------------------------    Directors                     June 25, 1998
     Alexander Rich, M.D.

      /s/ PAUL SCHIMMEL         Co-Chairman of the Board of
------------------------------    Directors                     June 25, 1998
     Paul Schimmel, Ph.D.

                                President, Chief Executive
    /s/ WALTER C. HERLIHY         Officer and Director
------------------------------    (Principal Financial and      June 25, 1998
      Walter C. Herlihy           Accounting Officer)

    /s/ G. WILLIAM MILLER       Director
------------------------------                                  June 25, 1998
      G. William Miller

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   PAGE
                                                                                -----------

Report of Independent Public Accountants                                               F-2

Consolidated Balance Sheets as of March 31, 1998 and 1997                              F-3

Consolidated Statements of Operations for the Years Ended March 31, 1998, 1997         F-4
  and 1996

Consolidated Statements of Stockholders' Equity for the Years Ended March 31,          F-5
  1998, 1997 and 1996

Consolidated Statements of Cash Flows for the Years Ended March 31, 1998, 1997         F-6
  and 1996

Notes to Consolidated Financial Statements                                             F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Repligen Corporation:

    We have audited the accompanying consolidated balance sheets of Repligen Corporation (a Delaware corporation) and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repligen Corporation and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

                                  ARTHUR ANDERSEN LLP

Boston, Massachusetts
May 12, 1998

                              REPLIGEN CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                           YEARS ENDED MARCH 31,
                                                                         -------------------------
ASSETS                                                                      1998          1997
-----------------------------------------------------------------------  -----------  ------------
Current assets:
  Cash and cash equivalents                                              $ 4,725,544  $  3,465,881
  Marketable securities                                                           --        72,353
  Accounts receivable, less reserves of $25,000 and $65,000, at March
    31,1998 and 1997 respectively                                            212,857       534,929
  Inventories                                                                670,818       452,241
  Prepaid expenses and other current assets                                  156,228        65,720
                                                                         -----------  ------------
    Total current assets                                                   5,765,447     4,691,124
Property, plant and equipment, at cost:
  Equipment                                                                  770,512       724,564
  Furniture and fixtures                                                      40,563        28,820
  Leasehold improvements                                                     442,528       386,199
                                                                         -----------  ------------
                                                                           1,253,603     1,139,583
  Less--accumulated depreciation and amortization                            594,719       349,112
                                                                         -----------  ------------
                                                                             658,884       790,471
Restricted cash                                                              --             50,087
Other assets, net                                                             88,472        88,909
                                                                         -----------  ------------
                                                                         $ 6,512,803  $  5,620,591
                                                                         -----------  ------------
                                                                         -----------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                       $   100,719  $    168,269
  Accrued expenses and other                                                 254,312       399,988
  Unearned income                                                             33,332       133,313
                                                                         -----------  ------------
    Total current liabilities                                                388,363       701,570

Commitments and contingencies (Notes 8 and 10)
Stockholders' equity:
Preferred stock, $.01 par value--authorized--5,000,000 shares--issued
  and outstanding--none                                                           --            --
Common stock, $.01 par value--authorized--30,000,000 shares--issued and outstanding--18,001,785 shares and 16,008,211 shares at March 31,
  1998 and 1997, respectively                                                180,017       160,082

Additional paid-in capital                                               130,264,048   128,318,430
Deferred compensation                                                             --       (26,447)
Accumulated deficit                                                      (124,319,625) (123,533,044)
                                                                         -----------  ------------
  Total stockholders' equity                                               6,124,440     4,919,021
                                                                         -----------  ------------
                                                                         $ 6,512,803  $  5,620,591
                                                                         -----------  ------------
                                                                         -----------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

                              REPLIGEN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED MARCH 31,
                                                               ---------------------------------
                                                                 1998       1997        1996
                                                               ---------  ---------  -----------
Revenues:
  Research and development                                     $ 916,726  $1,179,980 $ 5,424,304
  Product                                                      1,114,452  1,553,598    1,873,687
  Investment income                                              224,913    268,645      737,536
  Other                                                          128,885    799,319      298,350
  Sale of intellectual property rights                                --         --    2,525,000
                                                               ---------  ---------  -----------
                                                               2,384,976  3,801,542   10,858,877
                                                               ---------  ---------  -----------
Costs and expenses:
  Research and development                                     1,419,825  1,378,391   11,980,574
  Selling, general and administrative                          1,281,090  1,939,881    4,925,345
  Cost of product sales                                          480,089    536,685    1,515,637
  Restructuring charge (credit)                                       --   (111,000)   3,567,000
  Charge for purchased in-process research & development              --    548,978      333,811
  Interest                                                            --         --       58,050
                                                               ---------  ---------  -----------
                                                               3,181,004  4,292,935   22,380,417
                                                               ---------  ---------  -----------
Net loss                                                       $(796,028) $(491,393) $(11,521,540)
                                                               ---------  ---------  -----------
                                                               ---------  ---------  -----------
Basic and diluted net loss per share                           $   (0.05) $   (0.03) $     (0.75)
                                                               ---------  ---------  -----------
                                                               ---------  ---------  -----------
Basic and diluted weighted average shares outstanding          16,501,785 15,677,998  15,370,252
                                                               ---------  ---------  -----------
                                                               ---------  ---------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                              REPLIGEN CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                             COMMON
                                              NUMBER OF      STOCK       ADDITIONAL
                                                COMMON        $.01        PAID-IN         DEFERRED       ACCUMULATED
                                                SHARES     PAR VALUE      CAPITAL       COMPENSATION       DEFICIT
                                             ------------  ----------  --------------  --------------  ---------------
Balance, March 31, 1995                        15,357,030     153,570     126,942,925            --       (111,520,111)
Net loss                                               --          --              --            --        (11,521,540)
Issuance of common stock relating to
  acquisition of Glycan Pharmaceuticals           243,600       2,436         332,514            --                 --
Exercise of stock options                           1,912          19           2,978            --                 --
Issuance of warrants in connection with
  Repligen Clinical Partners, L.P.                     --          --         415,728            --                 --
                                             ------------  ----------  --------------       -------    ---------------
Balance, March 31, 1996                        15,602,542     156,025     127,694,145            --       (123,041,651)
Net loss                                               --          --              --            --           (491,393)
Issuance of common stock in connection with
  the acquisition of ProsCure, Inc.               405,669       4,057         544,921            --                 --
Compensation relating to issuance of stock
  options                                              --          --          79,364       (26,447)                --
                                             ------------  ----------  --------------       -------    ---------------
Balance, March 31, 1997                        16,008,211     160,082     128,318,430       (26,447)      (123,533,044)
Net loss                                               --          --              --            --           (796,028)
Retirement of common stock issued in
  connection with the acquisition of
  ProsCure, Inc.                                   (6,426)        (65)         (9,382)           --              9,447
Issuance of common stock and warrants, net
  of issusance costs                            2,000,000      20,000       1,955,000            --                 --
Compensation relating to issuance of stock
  option                                               --          --                        26,447                 --
                                             ------------  ----------  --------------       -------    ---------------
Balance, March 31, 1998                        18,001,785  $  180,017  $  130,264,048    $       --    $  (124,319,625)
                                             ------------  ----------  --------------       -------    ---------------
                                             ------------  ----------  --------------       -------    ---------------


                                                 TOTAL
                                             STOCKHOLDERS'
                                                 EQUITY
                                             --------------
Balance, March 31, 1995                         15,576,384
Net loss                                       (11,521,540)
Issuance of common stock relating to
  acquisition of Glycan Pharmaceuticals            334,950
Exercise of stock options                            2,997
Issuance of warrants in connection with
  Repligen Clinical Partners, L.P.                 415,728
                                             --------------
Balance, March 31, 1996                          4,808,519
Net loss                                          (491,393)
Issuance of common stock in connection with
  the acquisition of ProsCure, Inc.                548,978
Compensation relating to issuance of stock
  options                                           52,917
                                             --------------
Balance, March 31, 1997                          4,919,021
Net loss                                          (796,028)
Retirement of common stock issued in
  connection with the acquisition of
  ProsCure, Inc.                                        --
Issuance of common stock and warrants, net
  of issusance costs                             1,975,000
Compensation relating to issuance of stock
  option                                            26,447
                                             --------------
Balance, March 31, 1998                       $  6,124,440
                                             --------------
                                             --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                              REPLIGEN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED MARCH 31,
                                                               ----------------------------------
                                                                 1998        1997        1996
                                                               ---------  ----------  -----------
Cash flows from operating activities:
  Net loss                                                     $(796,028) $ (491,393) $(11,521,540)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Depreciation and amortization                                245,607     172,167    1,438,356
    Issuance of stock options for services                        26,447      52,917           --
    Equity in net loss of an affiliate                                --          --       20,504
    In-process research and development charge                        --     548,978      333,811
    Restructuring (credit) charge, non cash portion                   --    (111,000)   2,321,000
  Changes in assets and liabilities, net of acquisition of
    Glycan Pharmaceuticals, Inc.
    Accounts receivable                                          322,072    (113,675)   1,279,915
    Amounts due from affiliates                                       --      42,284      920,077
    Inventories                                                 (218,577)    248,983      512,155
    Prepaid expenses and other current assets                      9,493      22,834      866,212
    Accounts payable                                             (67,550)   (377,860)    (678,022)
    Accrued expenses and other                                  (145,676) (3,209,893)  (4,592,680)
    Unearned income                                              (99,981)    (21,685)    (203,000)
                                                               ---------  ----------  -----------
  Net cash used in operating activities                         (724,193) (3,237,344)  (9,303,212)
                                                               ---------  ----------  -----------
Cash flows from investing activities:
    Decrease in marketable securities                             72,353     205,762    1,202,597
    Acquisition of Glycan Pharmaceuticals, Inc.                       --          --     (144,836)
    Purchases of property, plant and equipment, net             (114,021)   (429,070)    (463,378)
    (Increase) decrease in restricted cash                        50,087     (50,087)   1,000,000
    Proceeds from a note receivable from affiliate                    --          --    4,620,000
    Decrease in other assets                                         437      32,480      412,857
                                                               ---------  ----------  -----------
  Net cash provided by (used in) investing activities              8,856    (240,915)   6,627,240
                                                               ---------  ----------  -----------
Cash flows from financing activities:
    Proceeds from issuance of common stock and warrants, net
      of issuance costs                                        1,975,000          --      418,725
    Payment of term loan to a bank                                    --          --   (4,620,000)
                                                               ---------  ----------  -----------
    Net cash provided by (used in) financing activities        1,975,000          --   (4,201,275)
                                                               ---------  ----------  -----------
Net increase (decrease) in cash and cash equivalents           1,259,663  (3,478,259)  (6,877,247)
Cash and cash equivalents, beginning of year                   3,465,881   6,944,140   13,821,387
                                                               ---------  ----------  -----------
Cash and cash equivalents, end of year                         $4,725,544 $3,465,881  $ 6,944,140
                                                               ---------  ----------  -----------
                                                               ---------  ----------  -----------
Supplemental disclosure of cash flow information:
Cash paid for interest                                         $      --  $       --  $    58,050
                                                               ---------  ----------  -----------
                                                               ---------  ----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                              REPLIGEN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF OPERATIONS

    Repligen Corporation and subsidiaries ("Repligen" or the "Company") is engaged in the development of a new class of synthetic drugs designed to block important protein-carbohydrate and protein-protein interactions. Clinical experience with complex natural products and monoclonal antibodies has shown that many of these interactions are important in disease, although it has not been possible to identify easily synthesized organic compounds for these types of targets. Repligen is developing technologies to discover drugs which can block protein-macromolecule interactions including methods for the rapid synthesis of chemical compound libraries with "natural product-like" complexity and high throughput screening assays based on specific biological targets.

    Repligen also manufactures and markets a line of products for the production of monoclonal antibodies intended for human clinical use. These products are based on recombinant Protein A for which Repligen holds patents in the United States and major foreign markets. In addition, the Company has licensed certain intellectual property pertaining to its former programs on biological products.

    During fiscal 1997, the Company issued 405,669 shares of its common stock for all of the outstanding stock of ProsCure, Inc. ("ProsCure"). The acquisition was accounted for as a purchase, with the excess of the purchase price and acquisition costs over the fair value of the assets acquired of approximately $549,000 charged to operations as the cost of acquired research and development in process. The Company acquired assets having a fair value of approximately $170,000, consisting primarily of cash and receivables. Results of operations for ProsCure are included in the consolidated financial statements of the Company, since March 14, 1996, as ProsCure is a subsidiary of Glycan Pharmaceuticals, Inc. Unaudited pro forma information with respect to ProsCure's pre-acquisition operating results has not been presented as it is not material.

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

    The Company has incurred significant operating losses since its inception and underwent significant restructuring of its operations in fiscal 1996 (see
Note 12).

    The Company continues to be subject to certain risks common to biotechnology companies in similar stages of development, including extensive government regulation, uncertainty of market acceptance, limited manufacturing, marketing and sales experience and uncertainty in future profitability.

                              REPLIGEN CORPORATION

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

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ProsCure, Inc. and Glycan Pharmaceuticals, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

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

    Revenues recognized from the one-time sale of equipment and non investment securities are also included as other revenue during the year ended March 31, 1998 and 1997. In fiscal 1997 and 1996, other revenue includes the management fee received from Repligen Clinical Partners, L.P. The management fee revenue is recognized as earned (see Note 11).

DEPRECIATION AND AMORTIZATION

    The Company provides for depreciation and amortization by charges to operations in amounts estimated to allocate the cost of fixed assets over their estimated useful lives, on a straight-line basis, as follows:

DESCRIPTION                                                          LIFE
-----------------------------------  ---------------------------------------------------------------------
Equipment..........................  5 years
Furniture and fixtures.............  5-7 years
Leasehold improvements.............  Shorter of term of the lease or estimated useful life

                              REPLIGEN CORPORATION

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EARNINGS PER SHARE

    The Company has adopted Statement of Financial Accounting Standards (SFAS) No.128, EARNINGS PER SHARE, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128, retroactively to all periods presented. Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and warrants, is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for 1998, 1997 and 1996 exclude the potential common shares from warrants and stock options because to do so would have been antidilutive for the years presented. The potential common shares prior to application of the treasury stock method in 1998, 1997 and 1996 were 3,354,450, 2,568,798 and 3,132,996 shares, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure about the fair value of financial instruments. The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's cash equivalents are invested in financial instruments with high credit ratings. Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. The Company does not believe significant risk exists at March 31, 1998. To control credit risk, the Company performs regular credit evaluations of its customers' financial condition and maintains allowances for potential credit losses.

3. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

    The Company accounts for investments in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and marketable securities, are reported at amortized cost, which approximates fair market value. These securities include cash, cash equivalents and corporate bonds with maturities of less than one year. The

                              REPLIGEN CORPORATION

3. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES (CONTINUED) estimated fair market value of marketable securities is based primarily on market quotations. Cash, cash equivalents and marketable securities consist of the following:

                                                                                                       YEAR ENDED MARCH 31,
                                                                                                    --------------------------
                                                                                                        1998          1997
                                                                                                    ------------  ------------
Cash and cash equivalents
Cash..............................................................................................  $    225,940  $    190,174
Money markets.....................................................................................       292,624       542,139
Commercial paper..................................................................................     3,708,580     2,733,568
U.S. Government and Agency securities.............................................................       498,200       --
                                                                                                    ------------  ------------
    Total cash and cash equivalents...............................................................  $  4,725,344  $  3,465,881
                                                                                                    ------------  ------------
                                                                                                    ------------  ------------
Marketable securities
Equity securities.................................................................................  $    --       $     60,000
U.S. Government and Agency securities.............................................................       --             12,353
                                                                                                    ------------  ------------
    Total Marketable securities...................................................................  $    --       $     72,353
                                                                                                    ------------  ------------
                                                                                                    ------------  ------------

4. INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories at March 31, 1998 and 1997 consist of the following:

                                                                                                         YEAR ENDED MARCH 31,
                                                                                                        ----------------------
                                                                                                           1998        1997
                                                                                                        ----------  ----------
Raw materials and work-in-process.....................................................................  $  388,727  $  298,287
Finished goods........................................................................................     282,091     153,954
                                                                                                        ----------  ----------
    Total.............................................................................................  $  670,818  $  452,241
                                                                                                        ----------  ----------
                                                                                                        ----------  ----------

5. ACCRUED EXPENSES

    Accrued expenses consisted of the following:

                                                                                                         YEAR ENDED MARCH 31,
                                                                                                        ----------------------
                                                                                                           1998        1997
                                                                                                        ----------  ----------
Payroll and payroll-related costs.....................................................................  $   60,371  $  128,399
Professional and consulting fees......................................................................     113,000     188,589
Other accrued expenses................................................................................      80,941      83,000
                                                                                                        ----------  ----------
    Total.............................................................................................  $  254,312  $  399,988
                                                                                                        ----------  ----------
                                                                                                        ----------  ----------

6. INCOME TAXES

    The Company accounts for income taxes under SFAS No. 109, ACCOUNTING FOR INCOME TAXES. At March 31, 1998, the Company had net operating loss carryforwards for income tax purposes of

                              REPLIGEN CORPORATION

6. INCOME TAXES (CONTINUED)
approximately $91,300,000. The Company also had available tax credit carryforwards of approximately $4,800,000 at March 31, 1998 to reduce future federal income taxes, if any. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

    The net operating loss carryforwards and tax credit carryforwards are approximately as follows:

                                                                            NET OPERATING
                                                                                 LOSS         TAX CREDIT
EXPIRATION DATE                                                             CARRYFORWARDS   CARRYFORWARDS
--------------------------------------------------------------------------  --------------  --------------
1999......................................................................   $    400,000    $     32,000
2000......................................................................      1,000,000         104,000
2001......................................................................      1,300,000         109,000
2002......................................................................      2,500,000          73,000
2003......................................................................      4,800,000         346,000
2004-2013.................................................................     81,300,000       4,136,000
                                                                            --------------  --------------
Total.....................................................................   $ 91,300,000    $  4,800,000
                                                                            --------------  --------------
                                                                            --------------  --------------

    The deferred tax asset consists of the following:

                                                                                  YEAR ENDED MARCH 31,
                                                                              ----------------------------
                                                                                  1998           1997
                                                                              -------------  -------------
Temporary differences.......................................................  $   3,900,000  $   5,500,000
Operating loss carryforwards................................................     36,500,000     35,048,000
Tax credit carryforwards....................................................      4,840,000      4,800,000
                                                                              -------------  -------------
                                                                                 45,240,000     45,348,000
Valuation allowance.........................................................    (45,240,000)   (45,348,000)
                                                                              -------------  -------------
                                                                              $    --        $    --
                                                                              -------------  -------------
                                                                              -------------  -------------

    A full valuation allowance has been provided, as it is uncertain if the Company will realize the deferred tax asset.

7. COMMON STOCK

    On December 31, 1997, the Company completed a $2.0 million private placement of its securities. The Company received net proceeds of $1.975 million for the issuance of 2,000,000 shares of common stock and warrants to purchase an aggregate of 750,000 shares of common stock at a price of $1.50 per share.

    In connection with the initial capitalization of the Repligen Clinical Partners, L.P. ("the Partnership"), the Company issued warrants to purchase common stock of Repligen to the limited partners of the Partnership (the "Original Warrants"). In June 1994, Repligen completed an exchange pursuant to which a majority of the holders of Original Warrants exchanged their Original Warrants for new warrants (the "Exchange Warrants"). Subsequently, in March 1995, Repligen offered to modify the majority of the remaining Original Warrants and the Exchange Warrants. Each holder of an

                              REPLIGEN CORPORATION

7. COMMON STOCK (CONTINUED)
outstanding warrant who was not in default under its obligations to the Partnership was free to accept or reject such modifications.

    As of March 31, 1998, 620 of the 711.5 nondefaulted limited partnership units had accepted the modifications. Accordingly, as of that date, there were issued and outstanding Original Warrants to purchase 75,400 shares of the Company's common stock at $22.73 per share, modified Original Warrants to purchase 163,850 shares of the Company's common stock at $9.00 per share, Exchange Warrants to purchase 189,950 shares of the Company's common stock at $9.00 per share and modified Exchange Warrants to purchase 1,653,250 shares of the Company's common stock at $2.50 and $3.50 per share. These warrants expire between 1999 and 2001.

    At March 31, 1998, common stock reserved for issuance was as follows:

RESERVED FOR                                                                                                          SHARES
------------------------------------------------------------------------------------------------------------------  ----------
Incentive and nonqualified stock option plans.....................................................................   3,353,277
Warrants granted in connection with the Repligen Clinical Partners, L.P. offering.................................   2,082,450
Warrants granted in connection with the private placement with BVF and affiliates.................................     750,000
                                                                                                                    ----------
                                                                                                                     6,185,727
                                                                                                                    ----------
                                                                                                                    ----------

8. COMMITMENTS

    The Company leases their facilities. Obligations under noncancellable operating leases as of March 31, 1998 are approximately as follows:

YEAR ENDING MARCH 31,
----------------------------------------------------------------------------------------------
1999..........................................................................................  $  281,000
2000..........................................................................................     281,000
2001..........................................................................................     158,000
2002..........................................................................................      74,000
                                                                                                ----------
Total minimum lease payments..................................................................  $  794,000
                                                                                                ----------
                                                                                                ----------

    Rent expense charged to operations under operating leases was approximately $399,000, $832,000 and $2,932,000 for the years ended March 31, 1998, 1997 and
1996, respectively.

9. STOCK OPTION PLANS

    The Company has three stock option plans. The plans authorize the grant of either incentive stock options or nonqualified stock options. Incentive stock options are granted to employees at the fair market value at the date of grant. Nonqualified stock options are granted to employees or nonemployees. The options generally vest over four or five years and expire no more than 10 years from the date of grant. As of March 31, 1998, the Company had available for grant options to purchase 2,831,277 shares of common stock.

                              REPLIGEN CORPORATION

9. STOCK OPTION PLANS (CONTINUED)
    A summary of stock option activity under all plans is as follows:

                                                                                   YEARS ENDED MARCH 31,
                                                         --------------------------------------------------------------------------
                                                                  1998                     1997                      1996
                                                         -----------------------  -----------------------  ------------------------

                                                                       OPTION                   OPTION                    OPTION
                                                          NO. OF       PRICE       NO. OF       PRICE        NO. OF       PRICE
                                                          SHARES     PER SHARE     SHARES     PER SHARE      SHARES     PER SHARE
                                                         ---------  ------------  ---------  ------------  ----------  ------------
Outstanding at beginning of period.....................    486,348  $ 0.50-12.45    953,046  $ 0.05-19.25   1,291,730  $ 0.05-19.25
    Granted............................................    117,500     1.00-1.50    180,500     .50- 1.37     454,550     1.25-2.44
    Exercised..........................................     --           --          --           --           (1,912)         1.57
    Forfeited..........................................     81,848     1.25-2.75   (647,198)    .05-19.25    (791,322)   1.50-19.25
                                                         ---------  ------------  ---------  ------------  ----------  ------------
Outstanding at end of period...........................    522,000  $ 0.50-12.45    486,348  $ 0.50-12.45     953,046  $ 0.05-19.25
                                                         ---------  ------------  ---------  ------------  ----------  ------------
Exercisable at end of period...........................    243,422  $ 0.50-12.45    148,945  $ 0.50-12.45     343,129  $ 0.05-19.25
                                                         ---------  ------------  ---------  ------------  ----------  ------------
                                                         ---------  ------------  ---------  ------------  ----------  ------------

    The Company accounts for its stock-based compensation under SFAS No. 123 ACCOUNTING FOR STOCK BASED COMPENSATION. The Company has adopted the disclosure-only alternative for employee grants and, accordingly, will continue to account for stock based compensation for employees under APB Opinion No. 25.

    The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted in 1998 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used and the weighted average information for the years ended March 31, 1998 and 1997 are as follows:

                                                                                                        YEAR ENDED MARCH 31,
                                                                                                       ----------------------
                                                                                                          1998        1997
                                                                                                       ----------  ----------
Risk-free interest rates.............................................................................  6.76%       6.44%
Expected dividend yield..............................................................................      --          --
Expected lives.......................................................................................  10 years    10 years
Expected volatility..................................................................................  56%         106%
Weighted-average grant date fair value of options granted during the period..........................  $1.41       $1.45
Weighted-average exercise price......................................................................  $1.28       $1.44
Weighted-average remaining contractual life of options outstanding...................................  8.4 years   8.9 years
Weighted-average exercise price of options exercisable at March 31, 1998 and 1997, respectively......  $1.23       $1.84

                              REPLIGEN CORPORATION

9. STOCK OPTION PLANS (CONTINUED)
    If compensation expense for the Company's stock option plan had been determined consistent with SFAS No. 123 pro forma net loss and net loss per share would have been as follows:

                                                                                    YEAR ENDED MARCH 31,
                                                                                  ------------------------
                                                                                     1998         1997
                                                                                  -----------  -----------
Net loss--
As reported.....................................................................  $  (796,028) $  (491,393)
Pro forma.......................................................................  $  (908,353) $  (573,077)
Basic and diluted net loss per share--
As reported.....................................................................  $      (.05) $      (.03)
Pro forma.......................................................................  $      (.06) $      (.04)

10. SIGNIFICANT CUSTOMERS

    Revenues from significant customers as a percentage of the Company's total revenues were as follows:

                                                                                            YEAR ENDED MARCH 31,
                                                                                   ---------------------------------------
                                                                                      1998          1997          1996
                                                                                   -----------     ------      -----------
 Customer A......................................................................      --                 2%           24%
*Customer B......................................................................           1%            6%           28%
 Customer C......................................................................          23%            6%       --

------------------------

*   Denotes related party

11. RELATED PARTIES

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

    The Company has received research and development funding from the Partnership pursuant to a Product Development Agreement, whereby the Company performed research and development work and charged the Partnership for actual costs incurred plus a 10% management fee. The Company recognized $12,000, $190,000 and $2,693,000 of such funding as revenue in fiscal 1998, 1997 and 1996, respectively. Other revenues for the years ended March 31, 1997 and 1996 included $25,000 and $311,000, respectively, representing the 10% management fee under the Product Development Agreement. Profits and losses are allocated 1% to the General Partner and 99% to the Limited Partners. The Company accounts for its investment on the equity method and has recorded losses of approximately $21,000 as its share of the losses from the Partnership in the accompanying consolidated statements of operations for the years ended March 31, 1996. Although the Company was

                              REPLIGEN CORPORATION

11. RELATED PARTIES (CONTINUED)
allocated a loss of approximately $1,000 and $2,400 for the years ended March 31, 1998 and 1997, respectively, the Company had previously written down all of its original investment.

    In April 1996, the Company terminated its arrangements with the Partnership regarding the development and marketing of the rPF4 program. Under the terms of the various agreements between the parties, the rights to the rPF4 technologies remain with the Partnership.

12. RESTRUCTURING OF OPERATIONS

    During fiscal 1996, the Company completed a significant downsizing and consolidation of its operations in an effort to stabilize its financial condition and preserve its cash resources. The restructuring included a substantial reduction in the Company's work force, the termination of several research programs and the closing of its Cambridge research and manufacturing facility. During the fourth quarter of fiscal 1996, the Company recorded a charge of $3,567,000 to cover (i) severance costs and related benefits ($333,000), (ii) the settlement of operating equipment lease and facility lease obligations ($1,991,000), (iii) the write-off of certain leasehold improvements and equipment no longer being utilized ($3,854,000), net of cash received from the sale of assets ($1,250,000) and (iv) the reversal of certain accruals no longer required ($1,533,000).

    In fiscal 1997, under the terms of negotiated settlement arrangements, the Company paid approximately $3,300,000 in settlement fees to the facility landlord and equipment lessors, which included the purchase price of certain leased equipment from the equipment lessors. In May 1996, certain equipment originally on lease as well as certain surplus Company owned equipment was sold at public auction for approximately $1,250,000. The obligation for the settlement payments to the lessors and the landlord, net of funds received from the sale of equipment, was reflected in the restructuring accrual at March 31, 1996. During fiscal 1997, the Company made payments of approximately $2,483,000 for amounts accrued in fiscal 1996. In addition in fiscal 1997, the Company reversed accruals of approximately $111,000 no longer required.