Form 10-Q
period 1998-06-30
REPLIGEN CORP
filed 1998-08-07
CIK 730272

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

                         Commission File Number 0-14656

                              REPLIGEN CORPORATION
             (exact name of registrant as specified in its charter)

               Delaware                                  04-2729386
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)


                  117 Fourth Avenue
               Needham, Massachusetts                        02494
      (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code: (781)-449-9560

        _________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998.

          Common Stock, par value $.01 per share             18,001,785
          --------------------------------------          ----------------
                   Class                                  Number of Shares

                              REPLIGEN CORPORATION

                                      INDEX
                                                                           PAGE
                                                                           ----
                          PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 1998 and
            March 31, 1998                                                    3

            Condensed Consolidated Statements of Operations for the
            Three Months Ended June 30, 1998 and 1997                         4

            Condensed Consolidated Statement of Cash Flows for the
            Three Months Ended June 30, 1998 and 1997                         5

            Notes to Condensed Consolidated Financial Statements              6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         7

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

PART I.     FINANCIAL INFORMATION

ITEM I.     FINANCIAL STATEMENTS

                              REPLIGEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

    ASSETS                                     June 30, 1998     March 31, 1998
                                               -------------     --------------
Current assets:
  Cash and cash equivalents                    $   4,286,573      $   4,725,544
  Accounts receivable                                406,580            212,857
  Inventories                                        707,929            670,818

  Prepaid expenses and other current assets          111,716            156,228
                                               -------------      -------------
    Total current assets                           5,512,799          5,765,447

Property, plant and equipment, at cost:
  Equipment                                          806,858            770,512
  Furniture and fixtures                              60,170             40,563

  Leasehold improvements                             442,527            442,528
                                               -------------      -------------
                                                   1,309,555          1,253,603
  Less: accumulated depreciation and
    amortization                                     658,931            594,719
                                               -------------      -------------
                                                     650,624            658,884

Other assets, net                                     88,472             88,472
                                               -------------      -------------
                                               $   6,251,895      $   6,512,803
                                               =============      =============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $      99,511      $     100,719
  Accrued expenses                                   370,803            254,312

  Unearned income                                         --             33,332
                                               -------------      -------------
     Total current liabilities                       470,314            388,363
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value --
    authorized -- 5,000,000 shares --
    outstanding -- none                                   --                 --
  Common stock, $.01 par value --
    authorized -- 30,000,000 shares--
    outstanding -- 18,001,785  shares at
    June 30, 1998 and March 31, 1998                 180,017            180,017
  Additional paid-in capital                     130,264,048        130,264,048
  Accumulated deficit                           (124,662,485)      (124,319,625)
                                               -------------      -------------
     Total stockholders' equity                    5,781,580          6,124,440
                                               -------------      -------------
                                               $   6,512,895      $   6,512,803
                                               =============      =============

          See accompanying notes to consolidated financial statements.

                              REPLIGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended June 30,
                                                  -----------------------------

                                                       1998              1997
                                                  ------------     ------------

Revenues:                                         $    268,406     $    258,284
  Research and development                             229,138          282,183
  Product                                               61,691           46,678
  Investment income                                     33,188           88,362
                                                  ------------     ------------
  Other                                                592,423          675,507
                                                  ------------     ------------

Costs and expenses:                                    466,069          363,658
  Research and development                             356,932          306,856
  Selling, general and administrative                  112,282          148,585
                                                  ------------     ------------
  Cost of products sold                                935,283          819,099
                                                  ------------     ------------

Net loss                                          $   (342,860)    $   (143,592)
                                                  ============     ============

Basic and diluted net loss per share              $      (0.02)    $      (0.01)
                                                  ============     ============

Basic and diluted weighted average shares
outstanding                                         18,001,785       16,001,785
                                                  ============     ============

       See accompanying notes to consolidated financial statements.

                              REPLIGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                          1998          1997
                                                      -----------   -----------

Cash flows from operating activities:
  Net loss                                            $  (342,860)  $  (143,592)
  Adjustments to reconcile net loss to net cash
  used in operating activities -
    Depreciation and amortization                          64,213        58,893
    Compensation charge from stock options                     --         9,918
Changes in assets and liabilities -
  Accounts receivable                                    (193,724)      159,724
  Inventories                                             (37,111)       (9,226)
  Prepaid expenses and other current assets                44,512        33,191
  Accounts payable                                         (1,208)      (89,408)
  Accrued expenses                                        116,491        (2,287)
  Unearned income                                         (33,332)      (50,001)
                                                      -----------   -----------
   Net cash used in operating activities                 (383,019)      (32,788)
                                                      -----------   -----------

Cash flows from investing activities:
  Decrease in marketable securities                            --        55,211
  Purchases of property, plant and equipment, net         (55,953)      (42,339)
  Decrease in restricted cash                                  --        32,314
                                                      -----------   -----------
  Net cash (used in) provided by investing
    activities                                            (55,953)      (45,186)
                                                      -----------   -----------

Net (decrease) increase in cash and cash
   equivalents                                           (438,971)       12,398
Cash and cash equivalents, beginning of period          4,725,544     3,465,881
                                                      -----------   -----------
Cash and cash equivalents, end of period              $ 4,286,573   $ 3,478,279
                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.

                              REPLIGEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

            The condensed consolidated financial statements included herein have been prepared by Repligen Corporation (the "Company" or "Repligen"), pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ending March 31, 1998.

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

2. Net Loss Per Share

            The Company has adopted Statement of Financial Accounting Standards
      (SFAS) No. 128, Earnings per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128, retroactively to all periods presented. Basic and diluted net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No.
      128. Diluted weighted average shares outstanding at June 30, 1998 and 1997 excluded the potential common shares from warrants and stock options because to do so would be antidilutive for the periods presented. At June 30, 1998, there are 993,000 options outstanding with a weighted average exercise price of $1.33 and 2,832,000 warrants outstanding with a weighted average exercise price of $3.97.

3. Cash Equivalents

            The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers all highly liquid investments with a maturity of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at June 30, 1998 and 1997 are $600,000 and $200,000 of money market funds and approximately $3,550,000 and $3,180,000 of commercial paper, respectively.

4. Inventories

            Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                              June 30,       March 31,
                                                1998            1998
                                             ---------       ---------
      Raw materials and work-in-process      $ 465,167       $ 388,727
      Finished goods                           242,762         282,091
                                             ---------       ---------
         Total                               $ 707,929       $ 670,818
                                             =========       =========

            Work in process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead.

5. Comprehensive Income

            Effective January 1, 1998, the Company adopted SFAS No. 130 Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The comprehensive net loss is the same as net loss for all periods presented.

6. New Accounting Standards

            In April 1998, the AICPA issued Statements of Position 98-5 Reporting on the Costs of Start-up Activities (SOP 98-5). SOP 98-5 requires all costs associated with the pre-opening, pre-operating and organization activities to be expenses as incurred. The Company will adopt SOP 98-05 beginning January 1, 1999. Adoption of this statement will not have a material impact on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

            Statements in this Quarterly Report on Form 10-Q as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1997. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the Company's ability to (i) meet its working capital and future liquidity needs, (ii) successfully implement its strategic growth strategies, (iii) understand, anticipate and respond to rapidly changing technologies and market trends,
      (iv) develop, manufacture and deliver high quality, technologically advanced products on a timely basis to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company, (v) obtain and protect licensing and intellectual property rights necessary for the Company's technology and product development on terms favorable to the Company, and (vi) recruit and retain highly talented professionals in a competitive job market. Further information on potential factors that could affect the Company's financial results are included in filings made by the Company from time to time with the Securities and Exchange Commission included in the section entitled "Risk Factors" contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (File No.000-14656).

Overview

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

Results of Operations

Revenues

            Total revenues for the three month period ended June 30, 1998 and 1997 were approximately $592,000 and $676,000, respectively, a decrease of approximately $84,000 or 12%. This decrease is largely attributable to the timing of large production scale orders of Protein A.

            Research and development revenues for the three month period ended June 30, 1998 were approximately $268,000 compared to $258,000 in the comparable fiscal 1998 period. Research and development revenue was generated under research agreements with Cambridge Neuroscience, Glaxo Wellcome plc, Knoll AG, Pfizer Inc. and revenue generated from a Phase II government grant with the National Cancer Institute. Revenues for the quarter ended June 30, 1998 also include a licensing fee received from Theseus, Inc. pursuant to an agreement to license certain of Repligen's technology for antibodies to the leukocyte integrin CD11b. Under this licensing agreement, Repligen will receive milestones and royalties if a product using this technology is commercialized by Theseus.

            Product revenues for the three month period ended June 30, 1998 and 1997 were approximately $229,000 and $282,000, respectively, a $53,000 or 19% decrease in product sales. This decrease is largely attributable to the timing of large production scale orders of Protein A.

            Investment income increased in fiscal 1999 over the comparable three month period in fiscal 1998 primarily due to higher interest generated on funds available for investment.

            Other revenues for the three month period ended June 30, 1998 decreased from the comparable fiscal 1998 period primarily due to the sale of equipment held by the Company reported as other income in the three month period ending June 30, 1997.

Expenses

            Total expenses for the three month period ended June 30, 1998 and 1997 increased approximately $116,000 or 14% to $935,000 from $819,000.
      Research and development expenses for the three months ended June 30, 1998 and 1997 were approximately $466,000 and $364,000. The increase in expenses in fiscal 1999 from the comparable period in the first quarter of fiscal 1998 reflects increased staffing in research and development as the Company expands its investment in proprietary drug discovery programs.

            Selling, general and administrative expenses for the three month period ended June 30, 1998 were approximately $357,000 which reflects an increase of $50,000 or 16% from the comparable fiscal 1998 period. This increase is attributable to increased costs in patent and legal services.

            Cost of goods sold for the three month period ended June 30, 1998 were approximately $112,000 compared to $149,000 for the three month period ended June 30, 1997. Cost of goods sold in the three months ended June 30, 1998 and 1997 were 49% and 53% of product revenues. This decrease is attributable to a change in product mix.

Liquidity and Capital Resources

            The Company's total cash, cash equivalents and marketable securities decreased to $4,287,000 at June 30, 1998 from $4,726,000 at March 31,
      1998. This decrease of $439,000 reflects net losses incurred during the three month period ending June 30, 1998 of approximately $343,000, an increase in accounts receivable of $194,000 and capital expenditures of $56,000 offset in part by the increase in accrued expenses of $116,000 and decrease of prepaid expenses and other current assets of $45,000. Working capital decreased to $5,042,000 at June 30, 1998 from $5,377,000 at March 31, 1998.

            The Company has entered into agreements with a number of collaborative partners and licensees. Under the terms of these agreements, the Company may be eligible to receive research support, additional milestones or royalty revenue if these collaborations continue to clinical evaluation and commercialization. The Company cannot be assured of the continuation of these collaborations and any future payments.

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

            The Company has completed an assessment of its exposure to the "Year 2000" computer problem. Based on this assessment, the Company believes that no critical software systems of the Company will be impacted by this situation. The Company believes that systems currently used by the Company are "Year 2000" compliant. Although the Company believes that it is taking appropriate precautions against disruption of its system due to the "Year 2000" problem, there can be no assurance that the Company's suppliers and customers will not be adversely affected by the "Year 2000" problem. Nonetheless, the Company believes that the "Year 2000" issue with respect to the Company's purchased software systems will not have a material impact on the Company's business operations or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The Company's Annual Meeting of Stockholders (the "Annual Meeting") will be held on September 10, 1998. At the Annual Meeting, the stockholders of the Company will consider and act upon a proposal to: (i) elect five members to the Board of Directors (ii) ratify the selection of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending March 31, 1999 and (iii) transact such other business as may properly come before the Annual Meeting or any adjournments thereof established by the Board of Directors. The nominees for election to the Board of Directors are Robert J. Hennessey, Walter C. Herlihy, Ph.D., G. William Miller, Alexander Rich, M.D. and Paul Schimmel, Ph.D.

            The Company had 18,001,785 shares of Common Stock of the Company issued and outstanding and entitled to vote as of the close of business on June 22, 1998, the record date established by the Board of Directors for the Annual Meeting.

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


                                         REPLIGEN CORPORATION
                                         (Registrant)


Date:  August 7, 1998              By:   /S/ Walter C. Herlihy
                                         ---------------------
                                         Chief Executive Officer

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