Form 10-Q
period 1998-09-30
REPLIGEN CORP
filed 1998-11-13
CIK 730272

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

 ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No    .
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1998.

Common Stock, par value $.01 per share                           18,001,785
--------------------------------------                        ----------------
            Class                                             Number of Shares

                              REPLIGEN CORPORATION

                                      INDEX

                                                                                                        PAGE
                                                                                                        ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1998 and
         March 31, 1998                                                                                   3

         Condensed Consolidated Statements of Operations for the Three and Six Months
         Ended September 30, 1998 and 1997                                                                4

         Condensed Consolidated Statement of Cash Flows for the Six Months Ended
         September 30, 1998 and 1997                                                                      5

         Notes to Condensed Consolidated Financial Statements                                             6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                                7

                      PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                               10

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

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                              REPLIGEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

     ASSETS                                                            September 30, 1998      March 31, 1998
                                                                       ------------------      --------------
Current assets:
  Cash and cash equivalents                                             $  4,099,874            $  4,725,544
  Accounts receivable                                                        460,719                 212,857
  Inventories                                                                727,495                 670,818
  Prepaid expenses and other current assets                                   77,113                 156,228
                                                                        ------------            ------------
    Total current assets                                                   5,365,201               5,765,447

Property, plant and equipment, at cost:
  Equipment                                                                  810,858                 770,512
  Furniture and fixtures                                                      61,376                  40,563
  Leasehold improvements                                                     460,318                 442,528
                                                                        ------------            ------------
                                                                           1,332,552               1,253,603
  Less: accumulated depreciation and amortization                            726,303                 594,719
                                                                        ------------            ------------
                                                                             606,249                 658,884

Other assets, net                                                             88,472                  88,472
                                                                        ------------            ------------
                                                                        $  6,059,922            $  6,512,803
                                                                        ============            ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $    111,921            $    100,719
  Accrued expenses                                                           365,498                 254,312
  Unearned income                                                                 --                  33,332
                                                                        ------------            ------------
     Total current liabilities                                               477,419                 388,363
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value --
    authorized -- 5,000,000 shares --
    outstanding -- none                                                           --                      --
  Common stock, $.01 par value --
   authorized -- 30,000,000 shares--
   outstanding -- 18,001,785 shares at September
   30, 1998 and March 31, 1998                                               180,017                 180,017
  Additional paid-in capital                                             130,264,048             130,264,048
  Accumulated deficit                                                   (124,861,562)           (124,319,625)
                                                                        ------------            ------------
     Total stockholders' equity                                            5,582,503               6,124,440
                                                                        ------------            ------------

                                                                        $  6,059,922            $  6,512,803
                                                                        ============            ============

          See accompanying notes to consolidated financial statements.

                              REPLIGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended                      Six Months Ended
                                                   ------------------                      ----------------

                                            September 30,      September 30,       September 30,       September 30,
                                            -------------      -------------       -------------       -------------
                                                1998               1997                1998                1997
                                                ----               ----                ----                ----
Revenues:
  Research and development                  $     470,032      $     166,085       $    738,438        $    424,369
  Product                                         197,010            257,202            426,149             539,385
  Investment income                                57,491             68,428            119,182             115,106
  Other                                            37,648             11,613             70,836              99,975
                                            -------------      -------------       ------------        ------------
                                                  762,181            503,328          1,354,604           1,178,835
                                            -------------      -------------       ------------        ------------

Costs and expenses:
  Research and development                        464,955            350,544            931,025             714,201
  Selling, general and administrative             354,311            315,352            711,243             622,208
  Cost of products sold                           141,991             79,233            254,273             227,818
                                            -------------      -------------       ------------        ------------
                                                  961,258            745,129          1,896,541           1,564,227
                                            -------------      -------------       ------------        ------------

Net loss                                    $    (199,077)     $    (241,801)      $   (541,937)       $   (385,392)
                                            =============      =============       ============        ============

Basic and diluted net loss per share        $       (0.01)     $       (0.02)      $      (0.03)       $      (0.02)
                                            =============      =============       ============        ============


Basic and diluted weighted average             18,001,785         16,001,785         18,001,785          16,001,785
common shares outstanding                   =============      =============       ============        ============


     See accompanying notes to condensed consolidated financial statements.

                              REPLIGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six Months Ended September 30,
                                                                    ------------------------------
                                                                        1998               1997
                                                                    -----------        -----------
Cash flows from operating activities:
   Net loss                                                         $  (541,937)       $  (385,392)
   Adjustments to reconcile net loss to net cash
   used in operating activities -
     Depreciation and amortization                                      131,586            120,692
     Compensation charge from stock options                                  --             17,475

Changes in assets and liabilities -
   Accounts receivable                                                 (247,862)           266,388
   Inventories                                                          (56,677)          (110,928)
   Prepaid expenses and other current assets                             79,115             50,129
   Accounts payable                                                      11,202           (104,635)
   Accrued expenses                                                     111,186           (145,972)
   Unearned income                                                      (33,332)          (100,002)
                                                                    -----------        -----------
     Net cash used in operating activities                             (546,719)          (392,245)
                                                                    -----------        -----------
Cash flows from investing activities:
   Decrease in marketable securities                                         --             55,211
   Purchases of property, plant and equipment, net                      (78,951)           (98,667)
   Decrease in restricted cash                                               --             50,087
                                                                    -----------        -----------
      Net cash (used in) provided by investing activities               (78,951)             6,631
                                                                    -----------        -----------

Net decrease in cash and cash equivalents                              (625,670)          (385,614)
Cash and cash equivalents, beginning of period                        4,725,544          3,465,881
                                                                    -----------        -----------
Cash and cash equivalents, end of period                            $ 4,099,874        $ 3,080,267
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

2.    Net Loss Per Share

            The Company has adopted Statement of Financial Accounting Standards
      (SFAS) No. 128, Earnings per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128, retroactively to all periods presented. Basic and diluted net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No.
      128. Diluted weighted average shares outstanding at September 30, 1998 and 1997 excluded the potential common shares from warrants and stock options because to do so would be antidilutive for the periods presented. At September 30, 1998, there are 1,042,000 options outstanding with a weighted average exercise price of $1.34 and 2,832,000 warrants outstanding with a weighted average exercise price of $3.97.

3.    Cash Equivalents

            The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers all highly liquid investments with a maturity of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at September 30, 1998 and 1997 are $972,000 and $280,000 of cash and money market funds and approximately $3,128,000 and $2,800,000 of commercial paper, respectively.

4.    Inventories

            Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                        September 30,            March 31,
                                                            1998                   1998
                                                     -----------------      -----------------
            Raw materials and work-in-process            $ 514,114              $ 388,727
            Finished goods                                 213,381                282,091
                                                         ---------              ---------
                 Total                                   $ 727,495              $ 670,818
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

Overview

            Repligen Corporation ("Repligen" or the "Company") develops new drugs for cancer, organ transplant and autoimmune diseases. The Company applies proprietary methods for the synthesis of libraries of chemical compounds designed to block or stabilize pharmaceutically important interactions between proteins and other macromolecules. To date, this type of interaction has only been accessible with complex natural products or protein pharmaceuticals both of which are difficult to develop, administer to patients and manufacture.

            Repligen is applying its technology to collaborations with pharmaceutical company partners and to the discovery of proprietary drug leads. The leading proprietary drug discovery program at the Company is the development of novel inhibitors of angiogenesis or new blood vessel growth which is essential for solid tumor growth and in certain ocular diseases. This program is based on the Company's patented, high throughput screening assays designed to detect inhibitors of the growth factors which drive angiogenesis and proprietary libraries of compounds designed to mimic the natural cell surface ligands of these growth factors. In initial preclinical studies, a compound identified from these libraries inhibited angiogenic growth factors in vitro and in vivo at non-toxic doses.

            The Company has also developed a biopharmaceutical (protein) product (CTLA4-Ig) which acts to selectively block unwanted immune responses in organ transplant and other diseases. Initial clinical evaluation of this product in bone marrow transplant patients has been carried out by investigators at the Dana-Farber Cancer Institute. The objective of this study is to determine if CTLA4-Ig can block Graft Versus Host Disease ("GVHD"), an immune response which can occur when a bone marrow donor is genetically "mismatched" with the recipient. The Dana-Farber investigators have reported that ex vivo treatment of bone marrow from a genetically "mismatched" family member substantially reduced GVHD in eleven bone marrow transplant recipients.

            In July 1998, Repligen filed a complaint relating to a United States patent which was issued in 1995 to Bristol-Myers Squibb Corporation (see Legal Proceedings). The Company believes that the patent which is the subject of the lawsuit does not restrict Repligen from developing CTLA4-Ig for use in bone marrow transplants. The Company has filed its own patents related to compositions of matter and methods of use of CTLA4-Ig.

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

Results of Operations

Revenues

            Total revenues for the three month period ended September 30, 1998 and 1997 were approximately $762,000 and $503,000, respectively, an increase of approximately $259,000 or 51%. This increase was largely attributable to increased research and development revenue. Year to date total revenues increased approximately $176,000, or 15%, to $1,355,000 at September 30,1998 from September 30,1997.

            Research and development revenues for the three month period ended September 30, 1998 were approximately $470,000 compared to $166,000 in the comparable fiscal 1998 period. Revenues for the quarter ended September 30, 1998 also include a licensing fee received from Neocrin, Inc. pursuant to an agreement to license certain of Repligen's technology. In the first six months of fiscal 1999, the Company recorded research and development revenues totaling $738,000 consisting of approximately $377,000 from contracted research and development programs and $361,000 from licensing arrangements. In the first six months of fiscal 1998, the Company recorded research and development revenues totaling $424,000 of revenue with approximately $264,000 from contracted research and $160,000 from licensing arrangements.

            Product revenues for the three month period ended September 30, 1998 and 1997 were approximately $197,000 and $257,000, respectively, a decrease of $60,000 or 23% in the area of product sales. During fiscal 1998, the Company had a significant order to supply reagents for contracted research.

            Investment income for the three and six month periods ended September 30, 1998 were $57,000 and $119,000, respectively, compared with $68,000 and $115,00 over the comparable periods in fiscal 1998. An increase in higher average funds available for interest is offset by the sale of common stock held as an investment that took place during the second quarter of fiscal 1998.

            Other revenues for the three month period ended September 30, 1998 were approximately $38,000 as compared to $12,000 in the comparable period ended September 30, 1997. Other revenues for the six month period ended September 30, 1998 decreased from the six month period ended September 30, 1997 primarily due to the sale of equipment held by the Company reported as other income in fiscal 1998.

Expenses

            Total expenses for the three month periods ended September 30, 1998 and 1997 increased approximately $216,000 or 29% to $961,000 from $745,000 and increased 21% or approximately $333,000 to $1,897,000 from $1,564,000 for the six months ended September 30, 1998 and 1997, respectively.

            Research and development expenses for the three months ended September 30, 1998 and 1997 were approximately $465,000 and $351,000. For the first half of fiscal 1999, research and development expenses were approximately $931,000, or 30% higher than the comparable period in fiscal 1998. This increase reflects increased staffing in research and development as the Company expands its investment in proprietary drug discovery programs.

            Selling, general and administrative expenses for the three and six month periods ended September 30, 1998 were approximately $354,000 and $711,000, respectively, which reflects an increase of approximately $39,000 and $89,000, respectively, from the comparable fiscal 1998 period. This increase is attributable to increased costs in patent, legal and shareholder services.

            Cost of products sold for the three month and six month periods ended September 30, 1998 were approximately $142,000 and $254,000, respectively, as compared to $79,000 and $228,000 for the three and six month periods ended September 30, 1997. Cost of products sold in the three months ended September 30, 1998 and 1997 were 72% and 31% of product revenues. This decrease is attributable to a change in product mix of protein A and reagent sales. In the six month periods ended September 30, 1998 and 1997, cost of products sold was 59% and 42%. This increase is largely attributable to increased inventory reserves because of increased inventory levels and the introduction of new protein A products.

Liquidity and Capital Resources

            The Company's total cash and cash equivalents decreased to $4,100,000 at September 30, 1998 from $4,726,000 at March 31, 1998. This decrease of $626,000 reflects net losses incurred during the six month period ended September 30, 1998 of approximately $542,000, an increase in accounts receivable of $248,000 and capital expenditures of $79,000 offset in part by the increase in accrued expenses of $122,000 and decrease of prepaid expenses and other current assets of $79,000. Working capital decreased to $4,888,000 at September 30, 1998 from $5,377,000 at March 31, 1998.

            The Company has entered into agreements with a number of collaborative partners and licensees. Under the terms of these agreements, generally, the Company may be eligible to receive research support, additional milestones or royalty revenue if the focus of these collaborations continue to clinical evaluation and commercialization. The Company cannot be assured of the continuation of these collaborations and any future payments.

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

Year 2000

            The Company has undertaken an initial review of its information technology computer systems and believes that the Year 2000 problem does not pose significant operational problems to its information technology systems. The majority of the Company's software and computer equipment has been purchased within the last five years from third-party vendors who have already provided upgrades intended to bring their products into Year 2000 compliance. The Company has begun to address the small number of internal systems that are not yet Year 2000 compliant, and expects full compliance by the end of 1999. The Company currently believes that the costs of addressing these issues will not have a material adverse impact on the Company's financial position.

            The Company has also recently begun interviewing third parties, vendors and suppliers of the Company to determine their exposure to Year 2000 issues, their anticipated risks and responses to those risks. To date, those vendors that have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet the Company's requirement. However, the Company intends to continue to assess its exposure to Year 2000 noncompliance on the part of any of its material vendors and there can be no assurance that their systems will be Year 2000 compliant.

            The Company does not have a contingency plan in the event Year 2000 compliance cannot be achieved in a timely manner. A contingency plan will be developed immediately upon completion of the Company's Year 2000 compliance assessment.

Item 1.  LEGAL PROCEEDINGS.

            On July 17, 1998, Repligen filed a complaint at the United States District Court for the District of Massachusetts in Boston, Massachusetts (the "Complaint"). The Complaint relates to a United States patent which was issued in 1995 to Bristol-Myers Squibb Corporation (the "BMS Patent") which claims a method of treating immune system diseases with CTLA4-Ig. The Complaint seeks to correct the inventorship on the BMS Patent and seeks unspecified monetary damages. If successful in its claims, a licensor of Repligen will be named as an inventor on the BMS Patent which will give Repligen and Bristol-Myers Squibb shared rights to the patent. There can be no assurances that the litigation will conclude in a result beneficial to the Company. The failure of the litigation may restrict the Company's ability to commercialize CTLA4-Ig for certain applications.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on September 10, 1998. At the Annual Meeting, the stockholders of the Company: (i) elected five members to the Board of Directors and (ii) ratified the selection of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending March 31, 1999.

            The Company had 18,001,785 shares of Common Stock of the Company issued and outstanding and entitled to vote as of the close of business on June 22, 1998, the record date established by the Board of Directors for the Annual Meeting. At the Annual Meeting, holders of a total of 13,498,572 shares of Common Stock or approximately 74% of all stockholders entitled to vote were present in person or represented by proxy. The following sets forth the information regarding the results of the voting at the Annual Meeting:

Proposal 1. Election of Directors:

      Directors                      Shares Voting       Shares Voting
                                       In Favor             Against
                                     -------------       -------------
      Robert J. Hennessey*            13,420,397             78,175
      Alexander Rich, M.D.*           13,368,096            130,476
      Paul Schimmel, Ph.D.*           13,374,176            124,396
      Walter C. Herlihy, Ph.D.*       13,389,222            109,350
      G. William Miller*              13,351,921            146,651

* Incumbent

Proposal 2. Ratification of Selection of Arthur Andersen LLP as independent auditors:

      Shares voting in favor:         13,432,122
      Shares voting against:              34,335
      Abstention:                         32,115

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

               EXHIBIT                               DESCRIPTION
               -------                               -----------

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


                                                  REPLIGEN CORPORATION
                                                  (Registrant)


Date: November 13, 1998                           By: /s/ Walter C. Herlihy
                                                      --------------------------
                                                      Chief Executive Officer

                                                      Principal Financial and
                                                      Accounting Officer

                      REPLIGEN CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION                         PAGE
-----------                       -----------                         ----

27.1                         Financial Data Schedule                  14