Form 10-Q
period 1998-12-31
REPLIGEN CORP
filed 1999-02-12
CIK 730272

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

       Registrant's telephone number, including area code: (781) 449-9560

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1999.

Common Stock, par value $.01 per share                            18,001,785
--------------------------------------                         ----------------
                Class                                          Number of Shares

                              REPLIGEN CORPORATION

                                      INDEX

                                                                                                            PAGE
                                                                                                            ----
                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited) as of December 31, 1998 and
         March 31, 1998                                                                                       3

         Condensed Consolidated Statements of Operations (Unaudited) for the Three and
         Nine Months Ended December 31, 1998 and 1997                                                         4

         Condensed Consolidated Statement of Cash Flows (Unaudited)for the Nine Months
         Ended December 31, 1998 and 1997                                                                     5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                        7


                      PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                   11

Item 2.  Changes in Securities
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submissions of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K                                                                    11

   (a)   Exhibits

         10.1   Manufacturing Transfer Agreement with Amersham Pharmacia Biotech
         27.1   Financial Data Schedule

   (b)   Reports on Form 8-K
         None

Signature                                                                                                    11

Exhibit Index                                                                                                12

Exhibits                                                                                                     13

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                              REPLIGEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      December 31, 1998     March 31, 1998
                                                      -----------------     --------------
     ASSETS                                              (Unaudited)           (Audited)
Current assets:
  Cash and cash equivalents                             $   3,696,633       $   4,725,544
  Accounts receivable                                         327,565             212,857
  Inventories                                                 692,001             670,818
  Prepaid expenses and other current assets                   266,339             156,228
                                                        -------------       -------------
    Total current assets                                    4,982,538           5,765,447

Property, plant and equipment, at cost:
  Equipment                                                   873,265             770,512
  Furniture and fixtures                                       61,376              40,563
  Leasehold improvements                                      460,318             442,528
                                                        -------------       -------------
                                                            1,394,959           1,253,603
  Less: accumulated depreciation and amortization             793,157             594,719
                                                        -------------       -------------
                                                              601,802             658,884

Other assets, net                                              88,472              88,472
                                                        -------------       -------------
                                                        $   5,672,812       $   6,512,803
                                                        =============       =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $      52,540       $     100,719
  Accrued expenses                                            302,811             254,312
  Unearned income                                              60,750              33,332
                                                        -------------       -------------
     Total current liabilities                                416,101             388,363

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value --
    authorized -- 5,000,000 shares --
    outstanding -- none                                            --                  --
  Common stock, $.01 par value --
   authorized -- 30,000,000 shares--
   outstanding -- 18,001,785 shares at December 31,
   1998 and March 31, 1998                                    180,017             180,017
  Additional paid-in capital                              130,264,048         130,264,048
  Accumulated deficit                                    (125,187,354)       (124,319,625)
                                                        -------------       -------------
     Total stockholders' equity                             5,256,711           6,124,440
                                                        -------------       -------------

                                                        $   5,672,812       $   6,512,803
                                                        =============       =============

     See accompanying notes to condensed consolidated financial statements.

                              REPLIGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended               Nine Months Ended
                                                     ------------------               -----------------

                                                December 31,    December 31,    December 31,    December 31,
                                                ------------    ------------    ------------    ------------
                                                    1998            1997            1998            1997
                                                    ----            ----            ----            ----
Revenues:
  Research and development                      $    275,238    $    377,957    $  1,013,675    $    802,326
  Product                                            248,723         316,146         674,871         855,532
  Investment income                                   50,730          44,862         169,912         159,968
  Other                                               14,437          14,472          85,274         114,447
                                                ------------    ------------    ------------    ------------
                                                     589,128         753,437       1,943,732       1,932,273
                                                ------------    ------------    ------------    ------------
Costs and expenses:
  Research and development                           421,623         348,860       1,352,648       1,063,061
  Selling, general and administrative                317,770         300,609       1,029,013         922,818
  Cost of products sold                              175,528         198,607         429,801         426,425
                                                ------------    ------------    ------------    ------------
                                                     914,921         848,076       2,811,462       2,412,304
                                                ------------    ------------    ------------    ------------

Net loss                                        $   (325,793)   $    (94,639)   $   (867,730)   $   (480,031)
                                                ============    ============    ============    ============

Basic and diluted net loss per share            $      (0.02)   $       (.01)   $      (0.05)   $      (0.03)
                                                ============    ============    ============    ============
Basic and diluted weighted average
common shares outstanding                         18,001,785      16,023,763      18,001,785      16,009,084
                                                ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                              REPLIGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine Months Ended December 31,
                                                              ------------------------------------
                                                                  1998                     1997
                                                              -----------              -----------
  Cash flows from operating activities:
     Net loss                                                 $  (867,730)             $  (480,031)
     Adjustments to reconcile net loss to net cash
     used in operating activities -
       Depreciation and amortization                              198,439                  182,935
       Compensation charge from stock options                          --                   22,912

  Changes in assets and liabilities -
     Accounts receivable                                         (114,707)                 170,002
     Inventories                                                  (21,183)                 (76,138)
     Prepaid expenses and other current assets                   (110,111)                  32,791
     Accounts payable                                             (48,179)                (103,609)
     Accrued expenses and other current liabilities                48,499                 (154,266)
     Unearned income                                               27,418                 (133,313)
                                                              -----------              -----------
        Net cash used in operating activities                    (887,554)                (538,717)
                                                              -----------              -----------
  Cash flows from investing activities:
     Decrease in marketable securities                                 --                   72,353
     Purchases of property, plant and equipment, net             (141,357)                (105,264)
     Decrease in restricted cash                                       --                   50,087
                                                              -----------              -----------
        Net cash (used in) provided by investing activities      (141,357)                  17,176
                                                              -----------              -----------
  Cash flows from financing activities:
     Net proceeds from the issuance of common stock
     and warrants, net of issuance costs                               --                1,975,000
                                                              -----------              -----------
        Net cash provided by financing activities                      --                1,975,000
                                                              -----------              -----------

  Net (decrease) increase in cash and cash equivalents         (1,028,911)               1,453,459
  Cash and cash equivalents, beginning of period                4,725,544                3,465,881
                                                              -----------              -----------
  Cash and cash equivalents, end of period                    $ 3,696,633              $ 4,919,340
                                                              ===========              ===========

     See accompanying notes to condensed consolidated financial statements.

                              REPLIGEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

            The condensed consolidated financial statements included herein have been prepared by Repligen Corporation (the "Company" or "Repligen"), pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 1998.

            In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly, the consolidated financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

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

2.    Net Loss Per Share

            The Company has adopted Statement of Financial Accounting Standards
      (SFAS) No. 128, Earnings per Share, effective December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128, retroactively to all periods presented. Basic and diluted net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No.
      128. Diluted weighted average shares outstanding at December 31, 1998 and 1997 excluded the potential common shares from warrants and stock options because to do so would be antidilutive for the periods presented. At December 31, 1998, there are 1,030,500 options outstanding with a weighted average exercise price of $1.34 and 2,832,000 warrants outstanding with a weighted average exercise price of $3.97.

3.    Cash Equivalents

            The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers all highly liquid investments with a maturity of three months or less at the time of acquisition to be cash equivalents. Included in cash equivalents at December 31, 1998 and 1997 are $241,000 and $2,086,000 of cash and money market funds and approximately $3,455,000 and $2,833,000 of commercial paper, respectively.

4.    Inventories

            Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                 December 31,      March 31,
                                                    1998             1998
                                                 (Unaudited)      (Audited)
                                                 -----------     -----------

       Raw materials and work-in-process          $ 509,659       $ 388,727
       Finished goods                               182,342         282,091
                                                  ---------       ---------
            Total                                 $ 692,001       $ 670,818
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

6.    New Accounting Standards

            In April 1998, the AICPA issued Statements of Position 98-5 Reporting on the Costs of Start-up Activities (SOP 98-5). SOP 98-5 requires all costs associated with the pre-opening, pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-05 beginning January 1, 1999. Adoption of this statement will not have a material impact on the Company's consolidated financial position or results of operations.

7.    Agreements

            On December 17, 1998, the Company entered into an agreement with Amersham Pharmacia Biotech AB (APB) in which the Company became the preferred manufacturer of APBiotech's recombinant Protein A. Under the terms of this agreement, APB agreed to pay an initial transfer fee to cover the costs of transferring certain technology and agreed to purchase Biotech rPA manufactured by the Company.

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

Overview

            Repligen Corporation ("Repligen" or the "Company") develops new drugs for cancer, organ transplantation and autoimmune diseases. The Company's most advanced therapeutic product (CTLA4-Ig) has been shown in animal models to selectively block unwanted immune responses in organ transplantation and autoimmune diseases. Initial clinical testing of CTLA4-Ig has been carried out in patients receiving a bone marrow transplant, which is a potential cure for several diseases of the immune system including leukemia, myeloma, lymphoma and sickle cell anemia. Despite the clinical success of BMTs, a significant number of patients experience a severe and potentially life-threatening complication - Graft versus Host Disease (GVHD) in which the newly transplanted immune system attacks the host. To minimize this complication, most BMTs require a search for a genetically "matched" donor which can delay treatment for months and cost >$25,000 and which only partially eliminates GVHD. An alternative source of donors would be a parent or sibling who is partially matched with the patient; however, past experience indicates that this source of bone marrow would produce a high incidence of severe and potentially life-threatening GVHD.

            In December 1998, investigators from the Dana-Farber Cancer Institute in Boston reported that ex vivo treatment of bone marrow from a genetically "mismatched" family member with CTLA4-Ig substantially reduced GVHD in twelve transplant patients. The Company intends to further evaluate CTLA4-Ig in "matched" and "unmatched" bone marrow transplants. In July 1998, Repligen filed a complaint relating to certain United States patents which have been issued to Bristol-Myers Squibb Corporation (see Legal Proceedings). The Company has filed its own patents related to compositions of matter and methods of use of CTLA4-Ig.

            The Company is also developing low molecular weight compounds which block angiogenesis by inhibiting the action of a key growth factor, VEGF. Inhibitors of angiogenesis or new blood vessel growth may arrest the growth of solid tumors and stop the progression of ocular diseases such as macular degeneration. This program is based on the Company's patented, high throughput screening assays designed to detect inhibitors of the growth factors which drive angiogenesis and proprietary libraries of compounds designed to mimic the natural cell surface ligands of these growth factors. In initial preclinical studies, several compounds identified from these libraries inhibited angiogenic growth factors in vitro and in vivo at non-toxic doses. The Company is evaluating selected compounds in animal models of angiogenesis. The Company's angiogenesis program is supported, in part, by a grant from the National Cancer Institute. Repligen is also applying its drug discovery technology to collaborations with pharmaceutical company partners.

            Repligen develops, manufactures and markets products for the production of protein pharmaceuticals (biopharmaceuticals) by affinity chromatography. The Company currently markets a line of products for the production of therapeutic monoclonal antibodies based on a recombinant form of Protein A, a naturally occurring affinity ligand for antibodies. In December 1998, the Company entered into a ten year agreement to manufacture recombinant Protein A for Amersham Pharmacia Biotech, a leading supplier to the biopharmaceutical marketplace.

Results of Operations

Revenues

            Total revenues for the three month period ended December 31, 1998 and 1997 were approximately $589,000 and $753,000, respectively, a decrease of approximately $164,000 or 22%. This decrease was largely attributable to decreased research and development revenue and decreased product sales. Year to date total revenues increased approximately $11,000, or 1%, to $1,944,000 at December 31,1998 from December 31, 1997.

            Research and development revenues for the three month period ended December 31, 1998 and 1997 were approximately $275,000 and $378,000, respectively, a decrease of approximately $103,000 or 27%. This decrease was largely attributable to a milestone payment received from Pfizer Inc. during the third quarter of fiscal year 1998. In the first nine months of fiscal 1999, the Company recorded research and development revenues totaling $1,014,000 consisting of approximately $557,000 from contracted research and development programs and $457,000 from licensing arrangements. In the first nine months of fiscal 1998, the Company recorded research and development revenues totaling $802,000 of revenue with approximately $610,000 from contracted research and $192,000 from licensing arrangements.

            Product revenues for the three month period ended December 31, 1998 and 1997 were approximately $249,000 and $316,000, respectively, a decrease of $67,000 or 21%. Year to date total product revenues decreased approximately $181,000, or 21%, to $675,000 from December 31, 1997. This decrease is attributed to variable large production scale orders of Protein A.

            Investment income for the three month period ended December 31, 1998 and 1997 was approximately $51,000 and $45,000, respectively, an increase of approximately $6,000 or 13%. Year to date investment income increased approximately $10,000 or 6% from year to date December 31, 1997. These increases are largely attributable to higher average funds available for investment during fiscal 1999.

            Other revenues for the three month period ended December 31, 1998 were approximately $14,000, unchanged from the comparable period ended December 31, 1997. Year to date other income decreased approximately $29,000 or 25% from December 31, 1997. This decrease is primarily due to the sale of equipment held by the Company reported as other income in fiscal 1998.

Expenses

            Total expenses for the three month period ended December 31, 1998 and 1997 increased approximately $67,000 or 8% to $915,000 from $848,000 and increased 17% or approximately $399,000 to $2,811,000 from $2,412,000 for the nine months ended December 31, 1998 and 1997, respectively.

            Research and development expenses for the three month period ended December 31, 1998 and 1997 were approximately $422,000 and $349,000. For the first nine months of fiscal 1999, research and development expenses were approximately $1,353,000, or 27% higher than the comparable period in fiscal 1998. This increase reflects increased staffing in research and development as the Company expands its investment in proprietary drug discovery programs.

            Selling, general and administrative expenses for the three months ended December 31, 1998 and 1997 were approximately $318,000 and $301,000, respectively. For the first nine months of fiscal 1999, selling, general and administrative expenses were approximately $1,029,000, or 12% higher than the comparable period in fiscal 1998. This increase is attributable to increased costs in patent costs and shareholder services.

            Cost of products sold for the three months ended December 31, 1998 and 1997 were approximately $176,000 and $199,000. For the first nine months of fiscal 1999, cost of products sold increased by $3,000, or 1% higher, from the comparable period in fiscal 1998. Cost of products sold in the three months ended December 31, 1998 and 1997 were 71% and 63% of product revenues. In the nine month period ended December 31, 1998 and 1997, cost of products sold was 64% and 50%. This increase is largely attributable to increased inventory reserves created by the introduction of new protein A products provided in 1998.

Liquidity and Capital Resources

            The Company's total cash and cash equivalents decreased to $3,697,000 at December 31, 1998 from $4,726,000 at March 31, 1998. This decrease of $1,029,000 reflects net losses incurred during the nine month period ended December 31, 1998 of approximately $868,000, a decrease in prepaid expenses of $110,000 and capital expenditures of $141,000 offset in part by the increase in accrued expenses of $49,000 and increase in unearned income of $27,000. Working capital decreased to $4,566,000 at December 31, 1998 from $5,377,000 at March 31, 1998.

            The Company has entered into agreements with a number of collaborative partners and licensees. Under the terms of these agreements, generally, the Company may be eligible to receive research support, additional milestones or royalty revenue if the focus of these collaborations result in clinical evaluation and commercialization. There can be no assurance that these collaborations will result in future payments.

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

            The Company has also recently begun interviewing third parties, vendors and suppliers of the Company to determine their exposure to Year 2000 issues, their anticipated risks and responses to those risks. To date, those vendors that have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet the Company's requirements. However, the Company intends to continue to assess its exposure to Year 2000 noncompliance on the part of any of its material vendors and there can be no assurance that their systems will be Year 2000 compliant.

            The Company does not have a contingency plan in the event Year 2000 compliance cannot be achieved in a timely manner. A contingency plan will be developed immediately upon completion of the Company's Year 2000 compliance assessment.

Item 1. LEGAL PROCEEDINGS.

            On July 17, 1998, Repligen filed a complaint at the United States District Court for the District of Massachusetts in Boston, Massachusetts (the "Complaint"). The Complaint relates to a United States patent which was issued in 1995 to Bristol-Myers Squibb Corporation (the "BMS Patent") which claims a method of treating immune system diseases with CTLA4-Ig. In December 1998, related patents were issued to BMS claiming the composition of CTLA4-Ig. Thereafter, the Complaint was amended to include these patents. The amended Complaint seeks to correct the inventorship on these BMS Patents and seeks unspecified monetary damages. If successful in its claims, a licensor of Repligen will be named as an inventor on the BMS Patents which will give Repligen and Bristol-Myers Squibb shared rights to the patents. There can be no assurances that the litigation will conclude in a result beneficial to the Company. The failure of the litigation may restrict the Company's ability to commercialize CTLA4-Ig for certain applications.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

               EXHIBIT                 DESCRIPTION
               -------                 -----------

                10.1*           Manufacturing Transfer Agreement

                27.1            Financial Data Schedule

      * Confidential Treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

(b) Reports on Form 8-K

      No current reports on Form 8-K were filed by the Company during the quarter covered by this report.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        REPLIGEN CORPORATION
                                                        (Registrant)


Date:  February 12, 1999                           By:  /s/ Walter C. Herlihy
                                                        -----------------------
                                                        Chief Executive Officer

                                                        Principal Financial and
                                                        Accounting Officer

                      REPLIGEN CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX

      EXHIBIT NO.     DESCRIPTION                                 PAGE
      -----------     -----------                                 ----

         10.1         Manufacturing Transfer Agreement            13
         27.1         Financial Data Schedule                     20

                        Manufacturing Transfer Agreement

This agreement (Agreement) is made as of December 17, 1998, by and between Repligen Corporation ("Repligen"), a Delaware corporation with principal offices at 117 Fourth Ave., Needham, MA 02494 and Amersham Pharmacia Biotech AB ("Biotech"), a corporation incorporated in Sweden with principal offices at Bjrkgatan 30, SE-751 84 Uppsala (each a "Party" and collectively "the Parties").

      WHEREAS, Repligen possesses capabilities relating to the large scale manufacture of recombinant proteins including protein A; and

      WHEREAS, Biotech possesses technology, documentation, and know-how relating to the manufacture of that form of recombinant protein A (hereinafter "Biotech rPA") which is incorporated into a variety of products marketed and sold by Biotech; and

      WHEREAS, the Parties wish to enter an arrangement in which Repligen will become the preferred manufacturer of Biotech rPA for Biotech's use.

      NOW THEREFORE, for the mutual covenants contained herein, and for other good and valuable considerations, the Parties agree as follows:

1. DEFINITIONS

      For the purpose of this Agreement, the terms set forth hereunder shall be defined as follows:

      a. "Biotech IPA" means those forms of immobilized Biotech rPA which are manufactured, marketed, and sold to the general public by Biotech as further described in Schedule A attached hereto.

      b. "Biotech rPA" means unimmobilized recombinant protein A manufactured according to either of the Old Process or the New Process.

      c. "Biotech Specifications" means the set of physical, chemical, and functional characteristics that Biotech uses to determine the acceptability of Biotech rPA manufactured as described in Schedule B attached hereto. Biotech Specifications may be modified from time to time by mutual agreement of the Parties.

      d. "Confidentiality Agreement" shall mean that confidentiality agreement dated April 20, 1998 entered into by and between the Parties.

      e. "Equivalency Testing" means any and all testing on Biotech rPA manufactured by Repligen according to the New Process which Biotech, in its sole discretion, may consider necessary to conduct prior to and in support of the Process Change.

      f. "First Agreement" means that agreement made by and between the Parties on September 29, 1992.

      g. "License Agreement" means that agreement made by and between Biotech and Repligen in which Repligen grants to Biotech i) a non-exclusive license to US Patent No. 5,084,559 ("Protein A Domain Mutants") and
            ii) a license to technology and know-how relating to the manufacture of Repligen IPA.

      h. "Launch Stock" means Biotech rPA produced by Repligen according to the New Process after the completion of the Qualification Lots but prior to the effective date of the Supply Agreement.

      i. "New Process Documentation" means any and all documentation which will be created by Repligen pursuant to this Agreement in preparation for establishing the criteria and specifications for, and implementation of the New Process.

      j. "New Process" means the process by which Repligen will manufacture Biotech rPA for sale to Biotech.

      k. "Old Process" means the process by which Biotech rPA is produced by Biotech and any other parties as of the date of this Agreement.

      l. "Old Process Documentation" means the English translation of any and all documentation related to the process which Biotech uses with respect to the production of Biotech rPA as of the date of this Agreement.

      m. "Process Change" means that date upon which Biotech commences the marketing and sale to the general public of Biotech IPA which has been manufactured using Biotech rPA produced by Repligen according to the New Process.

      n. "Process Technology" means any and all know-how, proprietary materials and reagents, documentation, trade secrets, and technology relating to the production of Biotech rPA which will be required by Repligen in order for Repligen to prepare for and manufacture Biotech rPA in accordance with the New Process. Process Technology includes but is not limited to bacterial production strains, English language manufacturing and quality control documents, recipes, formulae, etc.

      o. "Qualification Lots" means the first three full scale production runs of Biotech rPA made by Repligen according to the New Process.

      p.    "rPA Products" means either or both of Repligen rPA and Biotech rPA.

      q. "Repligen IPA" means those forms of immobilized Repligen rPA, manufactured and sold by Repligen as of the date of this Agreement. Specific forms of Repligen IPA referenced herein may be designated by their respective trade names, e.g. IPA-300, IPA-400, IPA-500, etc.

      r. "Repligen rPA" means those forms of unimmobilized recombinant protein A which are manufactured and sold by Repligen. Specific forms of Repligen rPA referenced herein may be designated by their respective trade names, e.g. rPA-50, rPA-100, and srPA-50.

      s. "Process Equipment" means any equipment which is offered for sale or lease by Biotech and which is determined by the Parties to be required for the manufacture of Biotech rPA by Repligen in accordance with the New Process.

      t. "Process Validation" means any work requested by Biotech and carried out by Repligen to define the operating limits of any step of the New Process during or after the manufacturing of the Qualification Lots but prior to the Process Change.

      u. "Supply Agreement" means that agreement between Biotech and Repligen, made effective as of the date of Process Change, pursuant to which Repligen is made the preferred manufacturer to Biotech of Biotech rPA.

2. PROCESS TRANSFER

      a. Biotech shall arrange for the timely, complete, and successful transfer to Repligen of all Process Technology such that Repligen's readiness to commence the manufacture of Biotech rPA pursuant to this Agreement and/or the Supply Agreement is not delayed or impaired.

      b. Biotech will provide to Repligen the Old Process Documentation in English within ten (10) days of the signing of this Agreement and will cooperate fully with Repligen to adapt the Old Process Documentation to Repligen's existing manufacturing, quality control, and document management systems. Any modification which is required for implementation of the New Process will be mutually agreed upon by the Parties. Repligen will create the New Process Documentation and will supply Biotech with a draft copy of the New Process Documentation within thirty (30) days of receipt of Old Process Documentation from Biotech. Biotech will have the final right of approval of all New Process Documentation. New Process Documentation will be finalized and agreed to by the Parties prior to January 21, 1999 or at such later time as the Parties may establish by mutual consent.

      c. Any and all subcontractors engaged by Repligen to carry out any aspect of the New Process will be bound by a confidential disclosure agreement ("CDA") with terms and conditions substantially similar to the Confidentiality Agreement. Biotech will have the right to consent to all subcontractors involved in manufacture of Biotech rPA which consent shall not be unreasonably withheld. Following consent by Biotech and execution by the subcontractor of a CDA, Repligen may share Process Technology with such party. Biotech may not contact Repligen's sub-contractors with specific reference to the manufacture of Biotech rPA without the prior consent of Repligen. Repligen may utilize alternative facilities under its control in the manufacture of Biotech rPA. Repligen will give Biotech nine (9) months prior written notice of any change in facility or sub-contractor for approval by Biotech, such approval not to be unreasonably withheld by Biotech.

      d. Biotech will pay Repligen [*] to cover the costs of transferring the Process Technology within ten (10) days of execution of this Agreement.

      e. Between January 1 and March 31, 1999, Repligen will manufacture [*] Qualification Lots for Biotech. Each Qualification Lot will be produced, tested, and released by Repligen according to the New Process Documentation and the Biotech Specifications. Finished Biotech rPA from the Qualification Lots will be shipped to Biotech on or before March 31, 1999. Biotech shall pay Repligen for Biotech rPA produced from the Qualification Lots and which meets Biotech Specifications in accordance with Section 4. Equivalency Testing of the Biotech rPA from the Qualification Lots may be carried out by either or both of the Parties at the discretion of Biotech.

      f. Biotech will insure that Equivalency Testing and any required customer notification is completed in a timely fashion.

      g. Biotech shall implement the Process Change as soon as practical and thereafter will not undertake to manufacture any products using Biotech rPA that was produced by the Old Process, except as may be specifically requested by preexisting customers of Biotech for such products. Such specific customer requests will be considered custom orders and products manufactured thereunder will be so labeled.

3. MANUFACTURING

      a. During the 1999 calendar year, Biotech shall purchase Biotech rPA to serve as Launch Stock from Repligen according to the following schedule: [*]

      b. Following the Process Change and thereafter during each year of the Supply Agreement, Biotech intends to continue to use Repligen as its preferred manufacturer for Biotech rPA. Consequently, Biotech intends to purchase from Repligen and Repligen agrees in such case to manufacture for Biotech [*] of the total annual requirements of Biotech for Biotech rPA. As long as Repligen retains its status as Biotech's preferred manufacturer, i.e. so that Repligen's share of the manufacturing of

[*] indicates material which has been omitted and for which confidential treatment has been requested. All such material has been filed with the Commission pursuant to rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

            Biotech rPA for Biotech remains at or [*] of Biotech's annual requirements, Biotech's obligation to pay royalties to Repligen under the First Agreement shall be waived and no royalties shall be due. If during any calendar year Repligen loses its status as Biotech's preferred manufacturer, i.e., so that Repligen's share of Biotech rPA falls below [*] , royalties under the First Agreement will again be due and payable on all product sales occurring during that year according to the First Agreement.

      c. The Parties acknowledge that, prior to Process Change, Biotech, at its sole discretion, may continue to manufacture or have manufactured Old Process Biotech rPA and/or Biotech IPA made with Old Process Biotech rPA and that some inventory of such products may exist at the time of Process Change. Following the date of Process Change, Biotech will solely promote Biotech IPA manufactured with New Process Biotech rPA and will sell Biotech IPA made with Old Process Biotech rPA only in respect of a repeat order which is specific for such product.

      d. Following the date of Process Change, Biotech shall not manufacture or have manufactured Old Process Biotech rPA except in the event that both of the following occur: i) inventories of Old Process Biotech rPA and/or Biotech IPA made with Old Process Biotech rPA have been depleted and ii) a repeat order that is specific for such Biotech IPA made with Old Process Biotech rPA has been received.

            Old Process Biotech rPA manufactured under this Section 3d will not be included as part of the volumes of Biotech's annual requirements referenced in Section 3b.

      e. Notwithstanding anything to the contrary, Repligen shall maintain the exclusive and unrestricted right to manufacture Repligen rPA.

      f. Notwithstanding anything to the contrary, Biotech shall maintain the exclusive and unrestricted right to manufacture Biotech IPA.

4. PRODUCT PRICING

      a. Biotech will purchase from Repligen at a price of [*] all Biotech rPA which is shipped to Biotech from the Qualification Lots and which meets Biotech Specifications.

      b. Biotech represents and warrants that the Old Process yields at least [*] grams finished Biotech rPA per [*] of fermentation and this production yield has been used by the Parties to establish a pricing schedule for the Supply Agreement. The price paid by Biotech to Repligen for all Qualification Lots, Launch Stock and for all Biotech rPA manufactured under the Supply Agreement will be according to this schedule as set forth below:

              Kilograms ordered per annum              Price (USD) per gram
                         [*]                                    [*]

      c. The price for Biotech rPA produced by Repligen in each subsequent year of the Supply Agreement after the first year will be based upon the above schedule and adjusted according to the average yield obtained in the previous year according to the following formula:
                  [*]

            wherein average yield is the average yield obtained over all runs in the immediately preceding year of production. The adjustment will be made on the anniversary of the date of Process Change in each year during the term of the Supply Agreement with the average yield determined by Repligen and subject to confirmation by Biotech.

      d. In addition to annual adjustments made in the price to reflect actual production yields as set forth

[*] indicates material which has been omitted and for which confidential treatment has been requested. All such material has been filed with the Commission pursuant to rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

            above, the price will also be adjusted on the anniversary of the date of Process Change in each year during the term of the Supply Agreement on the basis of the change in the United States Consumer Price Index or some other Index mutually agreed upon by both parties. The Parties may also elect from time to time and by mutual agreement to adjust the pricing in consideration of other factors, such as documented changes in Repligen's cost of manufacture, altered market conditions, process modifications, etc.

      e.    All pricing is FOB, Needham, MA.

5. PROCESS EQUIPMENT AND MATERIALS

      a. All Process Equipment not presently owned by or in the possession of Repligen will be provided to Repligen by Biotech under a lease-purchase arrangement. Under such lease-purchase arrangement:
            1) Biotech will lease Process Equipment to Repligen for the combined terms of this Agreement and the Supply Agreement, 2) Repligen will make an annual lease payment at the end of each year of the Supply Agreement of [*] of Biotech's actual list price for Process Equipment in effect on the original date of this Agreement, 3) if this Agreement terminates without execution of the Supply Agreement or the Supply Agreement is terminated voluntarily by or as a consequence of breach by Repligen, the lease will also terminate and Process Equipment shall be promptly returned to Biotech, 4) if the Supply Agreement is executed but is subsequently terminated voluntarily by or as a consequence of breach by Biotech, Repligen shall have the option of returning Process Equipment or continuing lease payments under the same terms, 5) upon completion of all ten lease payments, [*].

      b. Process Equipment provided by Biotech under this Section 5 will be delivered to Repligen upon request and in a timely fashion such that Repligen's readiness to commence the manufacture of Biotech rPA pursuant to this Agreement and/or the Supply Agreement is not delayed or impaired.

      c. Any equipment or hardware which the Parties mutually agree is specifically required for the New Process and which is neither presently owned by or in the possession of Repligen nor manufactured and offered for sale by Biotech will be provided by Biotech at no cost to Repligen for the use of Repligen during the combined terms of this Agreement and the Supply Agreement. Such equipment will include: [*].

      d. Any equipment provided under this Section 5 which becomes unable to perform according to the New Process Documentation during the term of the Agreement for any reason other than misuse or neglect will be replaced by Biotech at no cost to Repligen. Any equipment provided under this Section 5 which becomes unable to perform during the term of the Agreement due to misuse, neglect, or operator error will be replaced by Repligen at no cost to Biotech.

      e. During the term of the Agreement, Biotech will supply Repligen with any and all requested quantities of chromatography media which are marketed and sold by Biotech and required by Repligen in the manufacture of Biotech rPA at a [*] discount to the then current list price.

      f. During the term of the Agreement, Biotech will supply Repligen with any requested quantities of Sepharose 4FF and Sepharose 6FF at a [*] discount to the then current list price or to the last listed price.

      g.    [*]

[*] indicates material which has been omitted and for which confidential treatment has been requested. All such material has been filed with the Commission pursuant to rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

6. TERM

      a. This Agreement will remain in effect from the date of signing until the effective date of the Supply Agreement, or December 31, 1999, whichever is earlier.

7. TERMINATION

      a. Either Party may terminate this Agreement upon the material breach of the other Party's performance hereunder, upon 30 days written notice. The failure to cure such breach to the other Party's satisfaction within 30 days will result in the immediate termination of this Agreement.

8. ASSIGNMENT

      a. This Agreement is not assignable by either Party absent the other Party's written consent. If Repligen is purchased by a third party which is a competitor of Biotech, Biotech has the right to approve the transfer of the Agreement. For purposes hereof, the term "purchase" shall mean i) a sale of all or substantially all of the assets of Repligen or ii) the merger and consolidation of Repligen with or into another corporation such that the stockholders of Repligen immediately following such transaction hold, directly or indirectly, less than 50% of the voting securities of the corporation surviving such transaction.

9. CONFIDENTIALITY

      a. Any and all information disclosed by one Party to the other under this Agreement shall be handled in accordance with the terms and conditions of the Confidentiality Agreement and consequently be treated as confidential - as agreed therein - for the entire duration of this Agreement, the duration of the Supply Agreement and for a period of five (5) years thereafter.

10. REPORTING

      a. Within 20 days following the completion of each quarter during the term of this Agreement or the Supply Agreement, Biotech will inform Repligen as to the status of the inventory of Biotech rPA and Biotech IPA on hand as well as the aggregate quantity of Biotech rPA that has been sold during the preceding quarter. Repligen will have the right to audit all relevant records of Biotech with respect to this information.

11. DISCLOSURE

      a. Upon the execution of this Agreement, either Party will be entitled to publicly announce this transaction and its general terms, including the nature and scope of the Supply Agreement, provided that the wording of such announcement shall be subject to the other Party's prior review and reasonable satisfaction. Either Party shall be permitted under this Agreement to make any disclosure which may be required by law.

12. GENERAL

      a. Biotech acknowledges that Repligen markets and sells several forms of Repligen rPA which include but are not restricted to rPA-50, rPA-100, and srPA-50. Repligen will retain the exclusive and unrestricted right to make, have made, market, and sell all forms of Repligen rPA in all markets and to any party. Repligen will not sell or transfer Biotech rPA to any party other than Biotech, except with Biotech's consent.

      b. This Agreement is subject to and shall be construed and enforced in accordance with the laws of the State of New York. Any disputes arising hereunder shall be resolved with reference to the English language version of this Agreement regardless of any translations made for the convenience of the Parties. All disputes between the Parties shall be resolved by binding arbitration in accordance with the rules and regulations of the American Arbitration Association in the city of New York, NY. Notwithstanding anything herein to the contrary, the Parties acknowledge and agree that each shall have the right to obtain equitable relief against the other provided that each Party hereby agrees to submit to the jurisdiction of the courts of the State of New York or the federal courts of the United States located in New York and that the venue for all such proceedings shall lie in the State of New York.

IN WITNESS WHEREOF, the Parties hereto have hereunto set their hands and seals and duly executed this Agreement the day and year first written above.


FOR REPLIGEN CORPORATION                          FOR AMERSHAM PHARMACIA
                                                  BIOTECH AB


/s/ DANIEL P. WITT                                /s/ ARNE FORSELL
-------------------------                         --------------------------
    12/17/98

                                                  /s/ PER-ERIK SANDLUND
                                                  --------------------------
                                                      12/18/98