Form 10-K
period 1999-03-31
REPLIGEN CORP
filed 1999-06-29
CIK 730272

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

                    For the fiscal year ended March 31, 1999

                                       OR

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to

                        Commission file number: 0-14656

                              REPLIGEN CORPORATION

             (Exact name of Registrant as specified in its charter)

                        DELAWARE                                                 04-2729386
            (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

       117 FOURTH AVENUE, NEEDHAM, MASSACHUSETTS                                   02494
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

       Registrant's telephone number, including area code: (781) 449-9560

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 Par Value

                                (Title of Class)

    Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value, computed by reference to the closing sale price of such stock quoted on NASDAQ on June 23, 1999 was approximately $49,799,579.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 23, 1999: 21,866,285

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Company intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 1999. Portions of such Proxy Statement are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1: BUSINESS

    Any statements which are not historical facts contained in this Annual Report on Form 10-K, including without limitation projections or statements concerning use and success of technology, progress of programs or clinical trials, completion, timing and benefits of development programs, liquidity, suitability of products for specific applications, product performance, advantages or significance of technology, benefits and results of acquisitions, collaborations and strategic and other alliances, and improvements to operating and other results, are forward-looking statements that involve risks and uncertainties, including but not limited to those relating to product demand, pricing, market acceptance, the effect of economic conditions, intellectual property rights and litigation, the results of governmental proceedings, competitive products, risks in timing and success of clinical trials and product development, the results of financing efforts, the ability to exploit technologies, the ability to complete transactions, and other risks identified under the caption "Certain Factors That May Affect Future Results" and elsewhere in this Annual Report, as well as in our other Securities and Exchange Commission filings. Our actual results may differ significantly from the results discussed in the forward-looking statements.

THE COMPANY

    Repligen Corporation ("Repligen") develops new drugs for autism, organ transplantation and cancer. Our lead therapeutic products are secretin for autism and CTLA4-Ig for organ transplantation. Repligen also develops, manufactures and markets products based on Protein A for the purification of antibodies. Repligen was incorporated in March 1981, under the laws of the State of Delaware. Its principal executive officers are at 117 Fourth Avenue, Needham, Massachusetts 02494 and its telephone number is (781) 449-9560.

SECRETIN FOR AUTISM

    Autism is a developmental disorder characterized by poor communication, impaired social interaction and repetitive behavior. Many autistic individuals also have irregular sleep patterns and gastrointestinal dysfunction. Secretin is a hormone produced in the small intestine which regulates the function of the pancreas as part of the process of digestion. A form of secretin derived from pigs is approved by the FDA for use in diagnosing problems with pancreatic function. Recent anecdotal reports indicate that secretin may have beneficial effects in autism, including improvements in sleep, digestive function, speech and social behavior. Following media reports of the potential benefits of secretin, more than 2,000 autistic children have been treated with the pig-derived hormone.

    In March 1999, we acquired the exclusive rights to patent applications for the use of secretin in the treatment of autism. We intend to manufacture a human, synthetic form of secretin and, pending FDA approval, to evaluate it in clinical trials in order to confirm the benefits of secretin in treating autism and to determine the most effective dosing schedule. According to the American Society for Autism there are approximately 500,000 individuals affected by autism in the United States. There are currently no FDA approved drugs for the treatment of autism.

CTLA4-IG FOR ORGAN TRANSPLANTATION

    We are also developing a product named "CTLA4-Ig," which has been shown in animal models to selectively block unwanted immune responses in organ transplantation and autoimmune diseases. Initial clinical testing of CTLA4-Ig has been carried out in patients receiving a bone marrow transplant, which is a potential cure for several diseases of the immune system including leukemia, myeloma, lymphoma and sickle cell anemia.

    Despite the clinical success of bone marrow transplants, a significant number of patients experience a severe and potentially life-threatening complication--graft versus host disease (GVHD) in which the newly transplanted immune system attacks the tissues of the recipient. To minimize this complication, most bone marrow transplants require a search for a genetically "matched" donor. This only partially eliminates graft versus host disease, and also can delay treatment for months and cost $25,000 or more.

    An alternative source of donors would be a parent or sibling who is only partially matched with the patient. However, past experience indicates that this source of bone marrow also produces a high incidence of severe and potentially life-threatening graft versus host disease.

    In December 1998, investigators from the Dana-Farber Cancer Institute in Boston reported the results of a Phase 1 clinical trial of CTLA4-Ig involving eleven patients. In this trial, bone marrow from patients' family members who were only partially genetically matched with the patient were treated with CTLA4-IG prior to the bone marrow transplant. The results demonstrated that treatment of bone marrow from a genetically "mismatched" family member with CTLA4-Ig prior to transplantation substantially reduced the incidence of graft versus host disease. These data were subsequently published by the Dana-Farber investigators in the New England Journal of Medicine in June 1999. We intend to further evaluate CTLA4-Ig in "unmatched" bone marrow transplants. In July 1998, we filed a complaint relating to certain United States patents on CTLA4 which have been issued to Bristol-Myers Squibb Corporation (see Legal Proceedings). We have filed our own patents related to compositions of matter and methods of use of CTLA4-Ig.

DRUG DISCOVERY PROGRAMS

    In the past five years, the pharmaceutical industry has rapidly adopted combinatorial chemistry as a method to synthesize large libraries of chemical compounds. Combinatorial chemical synthesis methods involve systematic variation of three or more chemical groups on a fixed framework or scaffold. Repligen has developed combinatorial techniques for the synthesis of libraries of chemical compounds designed to block protein-protein interactions. These libraries consist of compounds with size and complexity comparable to natural products which are known to modulate important protein-protein interactions.

    We have also developed a series of high throughput screening assays including ones to detect substances that block the activity of (or "inhibit") Vascular Endothelial Growth Factor (VEGF) and basic Fibroblast Growth Factor
(bFGF). Both VEGF and bFGF are human growth factors that have been implicated in angiogenesis, the new blood vessel growth that is required for tumor growth. In theory, if the activity of VEGF and bFGF could be inhibited, then tumor growth could be inhibited because there would not be enough of a blood supply to sustain the growth of the tumor. In initial preclinical studies, compounds that we have identified using our screening techniques inhibited VEGF and bFGF, both in the laboratory and in animal models. Further characterization of these compounds is required to determine their potential utility.

PROTEIN A PRODUCTS FOR ANTIBODY MANUFACTURING

    Protein A is a naturally occurring protein used in the purification of antibodies. The use of Protein A is based on its ability to bind to specific antibodies while not binding to other proteins or compounds. Typically, a complex fermentation broth containing the desired antibody product is passed over a solid support to which Protein A has been chemically attached (immobilized). The immobilized Protein A binds the antibody product while other components of the broth are washed away. The antibody is then recovered from the support in a substantially purified form. Thus in a single step the antibody is both captured and purified. Protein A is widely used by the biopharmaceutical industry in the purification of therapeutic antibodies.

    Prior to 1997 only two monoclonal antibodies were approved for human therapeutic use by the FDA. In the past eighteen months the FDA has approved six new therapeutic monoclonal antibodies Rituxin for lymphoma, Synagis-TM- for RSV infection, Remicade-TM- for Crohn's disease and Enbrel-TM- for arthritis. Total sales of antibody products are expected to increase from $300 million in 1997 to more than $1.0 billion in 1999. There are also more than 60 additional monoclonal antibodies in various stages of clinical testing which may lead to additional growth in this market. Most monoclonal antibodies are produced with products which incorporate natural or recombinant Protein A.

    We manufacture and market recombinant Protein A (rProtein A) and immobilized rProtein A. In December 1998, we signed a Manufacturing Transfer Agreement with Amersham Pharmacia Biotech ("AP Biotech"), a market leader in the supply of manufacturing products to the biopharmaceutical industry. Subsequently, we executed a Supply Agreement and a License Agreement with AP Biotech. Under the terms of these agreements, Repligen will manufacture AP Biotech's recombinant Protein A for AP Biotech for the next ten years. In addition, AP Biotech licensed certain proprietary know how related to the manufacturing of recombinant Protein A products. Repligen also granted a non-exclusive license to AP Biotech to its patents covering recombinant Protein A.

    Repligen owns a patent in the U.S. covering the manufacture of recombinant Protein A which expires in 2009. Similar patents have been issued in certain European countries and Japan which expire in 2002.

INTELLECTUAL PROPERTY AND LICENSING

    We have maintained certain intellectual property rights related to our former clinical development programs. We have and continue to seek third parties to license that portion of our intellectual property which does not support our current drug development or Protein A businesses.

    As part of our former program to develop immunomodulatory protein drugs directed to the immune cell receptors known as CD28, B7 and CTLA4 (costimulatory factors), we licensed the rights to certain patent applications from the University of Michigan. In addition, we independently filed additional patent applications based on internal and collaborative research findings. In September 1995, Repligen assigned these patent rights to Genetics Institute, Inc. and received a fee of $2,000,000. In January 1996, Genetics Institute, Inc. returned the rights to CTLA4 to Repligen.

    As part of our former program to inhibit acute inflammation we acquired certain patent rights covering the use of antibodies to block acute inflammation associated with reperfusion or the resupply of blood to tissue which has been deprived of oxygen. In December 1995 we licensed certain of our rights under these patents to Genentech, Inc. in exchange for a milestone payment and royalties on the sales of products developed by Genentech under this patent.

REPLIGEN'S BUSINESS STRATEGY

    Repligen's primary objective is to develop drugs based on naturally occurring proteins and peptides. By harnessing the natural actions of these compounds, it may be possible to modify a disease process in a specific way and with a minimum of toxicity. Repligen intends to maintain the rights to its lead product candidates, secretin and CTLA4-Ig, through "proof of concept" clinical trials. After demonstration of a product candidate's therapeutic potential, we may seek a biotechnology or pharmaceutical partner for further clinical development or commercialization of its product candidates. Repligen seeks to offset some of the expenses associated with product development with Protein A sales, research grants and licensing revenues to reduce its losses and financial risks.

SALES AND MARKETING

    We currently sell our rProtein A-TM- products primarily through value-added resellers and through distributors in certain foreign markets.

CUSTOMERS

    Customers for our Protein A products include chromatography companies and process development and manufacturing groups at biotechnology and pharmaceutical companies. We also enter into drug discovery collaborations with pharmaceutical companies. During fiscal 1999, customers that accounted for more than 10% of our total revenues included Neocrin Co., Amersham Pharmacia Biotech, and the National Cancer Institute.

EMPLOYEES

    As of June 15, 1999, we had 24 employees. Of the 24 employees, 17 were engaged in research and development and manufacturing and 7 in administrative and marketing functions. Doctorates or other advanced degrees are held by 12 of our employees. Each of our employees has signed a confidentiality agreement. The Company's employees are not covered by a collective bargaining agreement.

COMPETITION

    Our Protein A products compete on the basis of quality, performance, cost effectiveness, and application suitability with numerous established technologies for protein purification including ion exchange chromatography. Additional products using new technologies which may be competitive to our products may also be introduced. Many of the companies selling or developing competitive products have financial, manufacturing and distribution resources significantly greater than ours.

    The field of drug development in which we are involved is characterized by rapid technological change. New developments are expected to continue at a rapid pace in both industry and academia. There are many companies, both public and private, including large pharmaceutical companies, chemical companies and specialized biotechnology companies, engaged in developing products competitive with products that we have under development. Many of these companies have greater capital, human resources and research and development, manufacturing and marketing experience than we do. They may succeed in developing products that are more effective or less costly than any that we may develop. These competitors may also prove to be more successful than we are in production and marketing. In addition, academic, government and industry-based research is intense, resulting in considerable competition in obtaining qualified research personnel, submitting patent filings for protection of intellectual property rights and establishing corporate strategic alliances. There can be no assurance that research, discoveries and commercial developments by others will not render any of our programs or potential products noncompetitive.

MANUFACTURING

    We manufacture our rProtein A-TM- product line from a recombinant strain of
E. COLI. Certain fermentation and recovery operations are carried out by a third party under a supply agreement. The purification, immobilization, packaging and quality control testing of rProtein A-TM- are conducted at our facilities in Needham, Massachusetts. See "Properties." We maintain an active quality assurance effort to support the regulatory requirements of our customers.

GOVERNMENT REGULATION

    The development of drug candidates such as secretin or CTLA4-Ig by Repligen or its collaborative partners are subject to regulation in the United States by the FDA and abroad by foreign equivalents. Product development and approval within the FDA regulatory framework usually takes a significant number of years, involves the expenditure of substantial capital resources and timelines for development are uncertain.

    Before clinical testing in the United States of any drug candidate may begin, FDA requirements for preclinical efficacy and safety must be completed. Required toxicity testing typically involves characterization of the drug candidate in several animal species. Safety and efficacy data are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials.

    Clinical trials involve the administration of the drug to human volunteers or patients under the supervision of a qualified investigator, usually a physician, with a FDA-reviewed protocol. Human clinical trials are typically conducted in three sequential phases:

    Phase I clinical trials represent the initial administration of the investigational drug to a small group of human subjects to test for safety (adverse effects), dose tolerance, absorption, biodistribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence regarding efficacy.

    Phase II clinical trials typically involve a small sample of the actual intended patient population and seek to assess the efficacy of the drug for specific targeted indications, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects.

    Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase III clinical trials are initiated to establish further clinical safety and efficacy of the investigational drug in a broader sample of the general patient population at multiple study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for product approval. The Phase III clinical development program consists of expanded, large-scale studies of patients with the target disease or disorder, to obtain definitive statistical evidence of the efficacy and safety of the proposed product.

    All data obtained from a comprehensive development program are submitted in a new drug application ("NDA") to the FDA and the corresponding agencies in other countries for review and approval. The NDA includes information pertaining to clinical studies and the preparation of the new drug. Review of an NDA by the FDA can be a time-consuming process and the FDA may request the Company to submit additional data or carry out additional studies.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

    Our policy is to seek patent protection for our significant proprietary products. We pursue patent protection in the United States and file corresponding patent applications in relevant foreign jurisdictions. We believe that patent protection is an important element in the protection of its competitive and proprietary position, but other elements, including trade secrets and know-how, are of at least equal importance. Repligen owns or has exclusive rights to more than 15 U.S. patents and corresponding foreign equivalents. In addition, we have 9 U.S. patent applications pending. The invalidation of key patents owned by us or the failure of patents to issue on pending patent applications could create increased competition, with potential adverse effects on our business prospects.

    We also rely upon trade secret protection for our confidential and proprietary information. Our policy is to require each of our employees, consultants and significant scientific collaborators to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual in the course of rendering services to Repligen shall be our exclusive property.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE UNAWARE OF OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY BECOME IMPORTANT FACTORS THAT AFFECT REPLIGEN.

IF WE DO NOT OBTAIN ADDITIONAL CAPITAL, WE WILL BE UNABLE TO DEVELOP OR DISCOVER NEW DRUGS.

    We need additional long-term financing to develop our drug development programs through the clinical trial process as required by the FDA and our bioprocessing products business. We also need additional long-term financing to support future operations and capital expenditures, including capital for additional personnel and facilities. If we spend more money than currently expected for our drug development programs and our bioprocessing products business, we will need to raise additional capital by selling debt or equity securities, by entering into strategic relationships or through other arrangements. We may be unable to raise any additional amounts on reasonable terms when they are needed due to the volatile nature of the biotechnology marketplace. If we are unable to raise this additional capital, we may have to delay or postpone critical clinical studies or abandon other development programs.

BECAUSE OUR OPERATING RESULTS FLUCTUATE FROM QUARTER TO QUARTER, SO DOES OUR STOCK PRICE, WHICH MEANS INVESTORS MAY HAVE TO SELL THEIR STOCK AT A LOSS IF THEY ARE UNABLE TO WAIT FOR A REBOUND.

    Our quarterly and annual operating revenues and expenses may fluctuate due to a number of factors including:

    - the timing and size of increased research and development expenses;

    - expenses associated with clinical development of our products; or

    - the timing and size of product orders.

    Our product development activities often focus on unproven technologies and undeveloped markets. As a result, we may experience difficulty in forecasting operating expenditures, and we cannot know when or whether our efforts will result in commercially successful products. The expenses or losses associated with these product development activities could materially adversely affect our operating results.

IF WE ARE UNABLE TO CONTINUE TO HIRE AND RETAIN SKILLED TECHNICAL AND SCIENTIFIC PERSONNEL, THEN WE WILL HAVE TROUBLE DEVELOPING PRODUCTS.

    Our success depends largely upon the continued service of our management and scientific staff and our ability to attract, retain and motivate highly skilled scientific, management and marketing personnel. Potential employees with an expertise in the field of biochemistry, regulatory affairs and/or clinical development of new drug and biopharmaceutical manufacturing are not generally available in the market and are difficult to attract and retain. We also face significant competition for such personnel from other companies, research and academic institutions, government and other organizations who have superior funding and resources to be able to attract such personnel. The loss of key personnel or our inability to hire and retain personnel who have technical and scientific backgrounds could materially adversely affect our product development efforts and our business.

WE COMPETE WITH LARGER, BETTER FINANCED AND MORE MATURE PHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES WHO ARE CAPABLE OF DEVELOPING NEW APPROACHES THAT COULD MAKE OUR PRODUCTS AND TECHNOLOGY OBSOLETE.

    The market for therapeutic and bioprocessing products is intensely competitive, rapidly evolving and subject to rapid technological change. Pharmaceutical and mature biotechnology companies have substantially greater financial, manufacturing, marketing, research and development resources than we have. New approaches to the treatment of our targeted diseases by these competitors may make our products and technologies obsolete or noncompetitive.

IF WE ARE UNABLE TO OBTAIN AND MAINTAIN PATENTS FOR OUR PRODUCTS, WE WILL NOT BE ABLE TO SUCCEED COMMERCIALLY.

    We must obtain patent and trade secret protection for our products and processes in order to protect them from unauthorized use and to produce a financial return consistent with the significant time and expense required to bring our products to market. Our success will depend, in part, on our ability to:

    - obtain patent protection for our products and manufacturing processes;

    - preserve our trade secrets; and

    - operate without infringing the proprietary rights of third parties.

    We cannot be certain that any patent applications relating to our products will be filed in the future or that any currently pending applications will issue on a timely basis, if ever. Since patent applications in the United States are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. Even if patents are issued, the degree of protection afforded by such patents will depend upon the:

    - scope of the patent claims;

    - validity and enforceability of the claims obtained in such patents; and

    - our willingness and financial ability to enforce and/or defend them.

    The patent position of biotechnology and pharmaceutical firms is often highly uncertain and usually involves complex legal and scientific questions. Moreover, no consistent policy has emerged in the United States and in many other countries regarding the breadth of claims allowed in biotechnology patents. Patents which may be granted to us in certain foreign countries may be subject to opposition proceedings brought by third parties or result in suits by Repligen which may be costly and result in adverse consequences for Repligen.

    If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may be required to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which would result in substantial costs to us. For instance, in July 1998, we filed a complaint to assert our ownership rights of United States patents issued to Bristol-Myers Squibb Corporation relating to the use of and manufacture of CTLA4-Ig. We believe that one of our licensees is a co-inventor of these patents and we are seeking to obtain co-inventor rights of these patents. We may incur substantial costs defending these and other infringement or patent interference proceedings, which proceedings may result in adverse consequences for Repligen.

    In addition, patents blocking our manufacture, use or sale of our products could be issued to third parties in the United States or foreign countries. The issuance of blocking patents or an adverse outcome in an interference or opposition proceeding, could subject us to significant liabilities to third parties and require us to license disputed rights from third parties on unfavorable terms, if at all, or cease using the technology.

ANY FAILURE OF COMPUTER SYSTEMS AND SOFTWARE PROGRAMS CAUSED BY YEAR 2000 COULD NEGATIVELY IMPACT OUR BUSINESS.

    Many existing computer systems and software products do not properly recognize dates after December 31, 1999. This "Year 2000" problem could result in miscalculations, data corruption, system failures or disruptions of operations. We are subject to potential Year 2000 problems affecting our computers' systems, our internal systems and the systems of our vendors and scientific collaborators, any of which could have a material adverse affect on our business operating results and financial conditions.

    Based on our assessments to date, we believe that our internal systems are substantially Year 2000 compliant although there can be no assurance that Year 2000 errors or defects will not be discovered in our internal software systems and, if such errors or defects are discovered, there can be no assurance that the costs of making such systems Year 2000 compliant will not be material.

    Year 2000 errors or defects in the internal systems maintained by our vendors or clinical trial collaborators could require us to incur significant delays in our product development programs and unanticipated expenses to remedy any problems or replace affected vendors.

ITEM 2. DESCRIPTION OF PROPERTY

    The Company's executive office, research and manufacturing facilities are located at 117 Fourth Avenue in Needham, Massachusetts. The Company occupies approximately 13,000 square feet under a six-year sublease. The 10,500 square feet of laboratory space located at 83 Rogers Street, Cambridge, Massachusetts has been subleased by the Company for the remaining term of the lease.

ITEM 3. LEGAL PROCEEDINGS

    On July 17, 1998, Repligen filed a complaint at the United States District Court for the District of Massachusetts in Boston, Massachusetts. The complaint relates to a United States patent issued in 1995 to Bristol-Myers Squibb Corporation claiming a method of treating immune system diseases with CTLA4-Ig. In December 1998, related patents were issued to Bristol-Myers claiming the composition of CTLA4-Ig. Thereafter, the complaint was amended to include a patent claiming the composition of CTLA4-Ig. In the amended complaint, we seek to assert our ownership rights in, and to obtain co-inventor rights of, the Bristol-Myers patents and we also seek unspecified monetary damages. If we are successful in our claims, a licensor of such intellectual property rights to Repligen will be named as a co-inventor of the Bristol-Myers patents that will give Repligen and Bristol-Myers shared rights to the patents. The outcome of litigation may not conclude in a result beneficial to Repligen. Repligen's failure to obtain shared ownership rights in the patents may restrict Repligen's ability to commercialize CTLA4-Ig for certain applications.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company through solicitation of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names, ages and positions of the executive officers of the Company:

NAME                                                            AGE                              POSITIONS
----------------------------------------------------------  -----------  ----------------------------------------------------------
Walter C. Herlihy.........................................          47   President, Chief Executive Officer and Director
James R. Rusche...........................................          45   Vice President, Research and Development
Daniel P. Witt............................................          51   Vice President, Business Development

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS

MARKET INFORMATION

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "RGEN". The following table sets forth for the periods indicated the high and low closing prices for the Common Stock as reported by Nasdaq:

                                                                                           HIGH        LOW
                                                                                         ---------  ---------
FISCAL YEAR 1999:
First Quarter..........................................................................  $   3.000  $   1.188
Second Quarter.........................................................................      1.656      1.219
Third Quarter..........................................................................      1.781      1.000
Fourth Quarter.........................................................................      3.063      1.250

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS (CONTINUED)

                                                                          HIGH        LOW
                                                                        ---------  ---------

FISCAL YEAR 1998:
First Quarter.........................................................  $   1.500  $   1.000
Second Quarter........................................................      1.375       .969
Third Quarter.........................................................      1.118       .719
Fourth Quarter........................................................      1.250       .969

STOCKHOLDERS AND DIVIDENDS

    As of June 24, 1999 there were approximately 1,072 stockholders of record of the Company's Common Stock, excluding stockholders whose shares were held in nominee name. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

RECENT SALES OF SECURITIES

    On March 1, 1999 the Company issued a warrant exercisable at any time prior to March 1, 2004 for up to 100,000 shares of common stock of the Company with an exercise price of $1.63 per share. The warrant was issued as partial consideration for legal services to be rendered by Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. ("Mintz Levin") in connection with the litigation described in Item 3 herein.

    The issuance of the warrant was made in reliance upon the exemption from registration under Section 4 (2) of the Securities Act as a transaction not involving a public offering. The Company has reason to believe that Mintz Levin was familiar with and had access to information concerning the operations and financial condition of the Company, and was acquiring the securities for investment and not with a view to the distribution thereof. No underwriter was engaged in connection with the foregoing issuance of securities.

    On March 9, 1999, the Company acquired all rights to certain patent applications relating to the use of secretin in the prevention or treatment of autism. The rights were acquired from the joint owners, Victoria A. Beck, a United States resident ("Beck"), and Autism Research Institute, a not-for-profit organization incorporated in the State of California ("ARI"). As partial consideration for the patent applications, the Company issued a warrant exercisable at any time prior to March 9, 2004 for up to 350,000 shares of common stock of the Company with an exercise price of $1.59 per share, and issued 262,500 shares of common stock of the Company.

    The issuance of the warrant and the issuance of the common stock was made in reliance upon the exemption from registration under Section 4 (2) of the Securities Act as transactions not involving a public offering. The Company has reason to believe that Beck and ARI were familiar with and had access to information concerning the operations and financial condition of the Company, and were acquiring the securities for investment and not with a view to the distribution thereof. No underwriter was engaged in connection with the foregoing issuance of securities. The Company filed a registration statement with the SEC on Form S-3 on June 15, 1999 for a resale of the common stock.

    Pursuant to the Stock and Warrant Purchase Agreement dated as of December 31, 1997 (the "Purchase Agreement") among the Company and Biotechnology Value Fund, L.P., certain of its affiliates, and Four Partners, L.P. (collectively, the "Purchasers"), the Purchasers invested an aggregate of $2 million in exchange for 2,000,000 shares of the Company's common stock and warrants to purchase at any time prior to December 31, 2004 an aggregate of 750,000 shares of common stock at a price per share of $1.50.

    The sale of the common stock and warrants was made in reliance upon the exemption from registration under Section 4 (2) of the Securities Act as transactions not involving any public offering. The Company has reason to believe that the Purchasers were "accredited investors" (as such term is defined in Regulation D of the Securities Act), were familiar with and had access to information concerning the operations and financial condition of the Company, and were acquiring the securities for investment and not with a view to the distribution thereof. No underwriter was engaged in connection with the foregoing issuance of securities. The Company filed a registration statement with the SEC on Form S-3 on June 29, 1998 for the resale of the common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected financial data are derived from, and are qualified in their entirety by reference to, the consolidated financial statements of Repligen as of and for the years ended March 31, 1995, 1996, 1997, 1998 and 1999 which consolidated financial statements have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data set forth below should be read in conjunction with the consolidated financial statements of Repligen and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                   YEARS ENDED MARCH 31,
                                                   -----------------------------------------------------
                                                     1999       1998       1997       1996       1995
                                                   ---------  ---------  ---------  ---------  ---------

                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING STATEMENT DATA:
Revenues:
  Research and development.......................  $   1,268  $     917  $   1,180  $   7,949  $  10,988
  Product........................................      1,010      1,114      1,554      1,874      3,885
  Investment and other...........................        312        354      1,068      1,036      2,069
                                                   ---------  ---------  ---------  ---------  ---------
                                                       2,590      2,385      3,802     10,859     16,942
                                                   ---------  ---------  ---------  ---------  ---------
Costs and expenses:
  Research and development.......................      1,847      1,420      1,378     11,980     31,012
  Charge for purchased patent rights.............      1,035         --         --         --         --
  Selling, general & administrative..............      1,563      1,281      1,940      4,925      4,673
  Cost of product sales..........................        689        480        537      1,516      1,535
  Charge for acquired research & development.....         --         --        549        334         --
  Restructuring (credit) charge..................         --         --       (111)     3,567     11,300
  Interest.......................................         --         --         --         58        372
                                                   ---------  ---------  ---------  ---------  ---------
    Total costs and expenses.....................      5,134      3,181      4,293     22,380     48,892
                                                   ---------  ---------  ---------  ---------  ---------
Net loss.........................................  $  (2,544) $    (796) $    (491) $ (11,521) $ (31,950)
                                                   ---------  ---------  ---------  ---------  ---------
                                                   ---------  ---------  ---------  ---------  ---------
Net loss per common share........................  $   (0.14) $   (0.05) $   (0.03) $   (0.75) $   (2.08)
                                                   ---------  ---------  ---------  ---------  ---------
                                                   ---------  ---------  ---------  ---------  ---------
Weighted average common shares outstanding.......     18,018     16,502     15,678     15,370     15,356
                                                   ---------  ---------  ---------  ---------  ---------
                                                   ---------  ---------  ---------  ---------  ---------

                                                                   YEARS ENDED MARCH 31,
                                                   -----------------------------------------------------

                                                     1999       1998       1997       1996       1995
                                                   ---------  ---------  ---------  ---------  ---------

                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and investments...........................  $   3,251  $   4,726  $   3,538  $   7,222  $  15,302
  Working capital................................      3,860      5,377      3,990      4,154      9,070
  Total assets...................................      5,224      6,513      5,621      9,231     31,330
  Accumulated deficit............................   (126,864)  (124,320)  (123,533)  (123,042)  (111,520)
  Stockholders' equity...........................      4,592      6,124      4,919      4,809     15,576

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS REPORT, THE WORDS "INTEND," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PLAN" AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO US ARE INCLUDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. REPLIGEN'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AND ARE A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS REPORT.

    Our revenues consist primarily of two categories. Product revenues are derived primarily from sales of our Protein A products. Research and development revenue is revenue relating to drug discovery collaboration arrangements with pharmaceutical partners, licensing revenue, and revenue generated from a Phase II Small Business Innovation Research (SBIR) grant from the National Institute of Health.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1998

    REVENUES. Total revenues for fiscal 1999 were $2,590,000 as compared to $2,385,000 in fiscal 1998, an increase of $205,000. Research and development revenues for fiscal 1999 totaled $1,268,000, including revenues relating to drug discovery collaboration arrangements with pharmaceutical partners, licensing revenue, and revenue generated from a Phase II Small Business Innovation Research (SBIR) grant from the National Institutes of Health. The increase in research and development revenues of $351,000 or 38% from fiscal 1998 levels is primarily attributable to licensing payments relating to intellectual property rights licensed to Neocrin, Co. During fiscal 1999 this licensing payment accounted for more than 10% of total revenues. Research and development revenue accounted for 49% of our total revenues in fiscal 1999.

    Product revenues for fiscal 1999 were $1,010,000 compared to $1,114,000 in fiscal 1998. The decrease in the product sales volume is attributed to a decrease in sales of reagent products offset by the increase in sales of Protein
A. Sales of Protein A products accounted for 39% of our revenues in fiscal 1999.

    Investment income for fiscal 1999 was $212,000, a decrease of $13,000 from $225,000 for fiscal 1998. This decrease in investment income was due primarily to the sale of non-investment securities held by Repligen offset by higher average funds available for investment during fiscal 1999. Other revenues for the fiscal 1999 period decreased by approximately $29,000 from the comparable fiscal 1998 period, due in large part, to the one-time sale of equipment and furnishings by Repligen.

    EXPENSES. During fiscal 1999, total expenses were $5,134,000, significantly higher than fiscal 1998 expenses of $3,181,000. Higher level of expenses in fiscal 1999 was largely due to the $1,035,000 charge associated with Repligen's acquisition of the rights to certain patent applications for the use of secretin in the treatment of autism. Research and development expenses for fiscal 1999, totaled $1,847,000, an increase of $427,000, or 30%, from fiscal 1998 levels due to an increase in both personnel and laboratory expenses associated with the expansion of Repligen's research and development program. Repligen anticipates that research and development expenses will continue to increase significantly as Repligen increases its investment in its drug development programs during fiscal 2000.

    Cost of product sales for fiscal 1999 totaled $689,000, an increase of $209,000 from the prior fiscal year. Cost of product sales in fiscal 1999 were 68% of product revenues versus 43% of product revenues for fiscal 1998. This increase is largely attributable to a write off of certain obsolete raw materials and work in process resulting from the introduction of a new Protein A product in fiscal 1999.

    Selling, general and administrative expenses for fiscal 1999 were $1,563,000, an increase from fiscal 1998 of $282,000. This increase is attributable to a noncash charge associated with the issuance of warrants for legal services related to Repligen's complaint filed against Bristol-Myers Squibb. In addition, Repligen incurred increased expenses relating to legal and shareholder services as Repligen sought additional financing.

    In March 1999, Repligen acquired all rights to certain patent applications covering the use of secretin in the treatment of autism. The rights were acquired pursuant to a patent purchase agreement. In addition, Repligen agreed to make certain milestone payments upon (a) Repligen's filing of a new drug application with the United States Food and Drug Administration for a clinical indication covered by the intellectual property rights transferred by the patent purchase agreement and (b) the approval by the FDA of a product covered by the intellectual property rights transferred to Repligen pursuant to the patent purchase agreement. Finally, Repligen agreed to pay certain royalty payments if Repligen is able to derive sales and/or licensing revenues from the intellectual property rights acquired pursuant to the patent purchase agreement. Under terms of the patent purchase agreement, Repligen may be required to repurchase up to a maximum of 100,000 shares of common stock issued in connection with the patent purchase agreement at a price of $1.59 per share. This obligation to repurchase the common stock expires in June 1999. Approximately $1,035,000 was charged to the accompanying 1999 statement of operations as the cost of the purchased patent rights.

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1997

    REVENUES. Total revenues for fiscal 1998 were $2,385,000 as compared to $3,802,000 in fiscal 1997, a decrease of $1,417,000. Research and development revenues for fiscal 1998 totaled $917,000, compared to $1,180,000 in fiscal 1997. The research and development revenues for fiscal year 1998 include revenues relating to drug discovery collaboration arrangements with pharmaceutical partners, licensing revenue, receipt of a milestone payment, and revenue generated from two Phase I Small Business Innovation Research (SBIR) grants from the National Institute of Health. The reduction in research and development revenues of $263,000 or 22% from fiscal 1997 levels is primarily attributable to the termination of its collaborations with Eli Lilly and Company and Repligen Clinical Partners, L.P.

    Product revenues for fiscal 1998 were $1,114,000 compared to $1,554,000 in fiscal 1997. The decrease of $440,000 in the product sales volume is largely attributed to the timing of large production scale orders of Protein A offset by an increase in sales of reagent products.

    Investment income decreased by $44,000 from $269,000 for fiscal 1997 to $225,000 for fiscal 1998 and was due primarily to lower average funds available for investment during fiscal 1998. Other revenues for the fiscal 1998 of $129,000 decreased by approximately $660,000 from the comparable fiscal 1997 other revenue of $799,000 and was primarily due to a restructuring of Repligen, pursuant to which Repligen made a one-time sale of equipment and furnishings for $317,000 and the one-time sale of non-investment securities for approximately $300,000 as part of the restructuring.

    EXPENSES. During fiscal 1998, total expenses of $3,181,000 were significantly lower than fiscal 1997 expenses of $4,293,000, a decrease of $1,112,000 or 26% from fiscal 1997. The higher level of expenses in fiscal 1997 was primarily a result of expenditures associated with Repligen's former facility in Cambridge, Massachusetts. Research and development expenses for fiscal 1998, totaling $1,420,000, compared to $1,378,000 in fiscal 1997, an increase of $42,000, or 3%, from fiscal 1997.

    Cost of product sales decreased $57,000 from $537,000 in fiscal 1997 to $480,000 in fiscal 1998. Cost of product sales in fiscal 1998 were 43% of product revenues versus 35% of product revenues for fiscal 1997. The decrease in the cost of product sales is the result of a change in the product mix between fiscal years and the result of the realization of inventory in fiscal 1997 that had been reserved for in fiscal 1996.

    Selling, general and administrative expenses for fiscal 1998 were $1,281,000, compared to $1,949,000 in fiscal 1997, a decrease from fiscal 1997 of $659,000. This decrease is a result of Repligen's restructuring efforts that took place during fiscal 1997 and 1996. As a result of Repligen's relocation to smaller office and laboratory space, Repligen realized savings in rent and related facility costs. In addition, this decrease in expenses is a result of the reduction of administrative personnel and related expenses that took place during fiscal 1997.

    In the year ended March 31, 1997, Repligen acquired, in exchange for Repligen's common stock, all of the outstanding shares of ProsCure, Inc., a subsidiary of Glycan Pharmaceuticals, Inc. ProsCure has licensed the rights to certain drug discovery technologies and lead compounds for application to the field of cancer from Glycan, a wholly owned subsidiary of Repligen. Since the technology acquired will require further development by Repligen, this acquisition was accounted for as a purchase, with the excess of the purchase price and acquisition costs over the fair value of the assets acquired of approximately $549,000, charged to operations.

LIQUIDITY AND CAPITAL RESOURCES

    Repligen's total cash, cash equivalents and marketable securities decreased to $3,251,000 at March 31, 1999 from $4,726,000 at March 31, 1998. This decrease is primarily attributable to the operating loss incurred in the year ended March 31, 1999 of approximately $1,509,000. In addition, this decrease is attributable to an increase in accounts receivable and prepaid expenses of $242,000, partially offset by an increase of accounts payable and accrued expenses of $228,000. Working capital decreased by $1,517,000 to $3,860,000 at March 31, 1999 from $5,377,000 at March 31, 1998 due to cash outlays to fund operating losses, the purchase of equipment, furniture and fixtures and leasehold improvements, and an increase in accounts receivable outstanding at the end of fiscal year 1999 offset by an increase accounts payable and accrued expenses.

    Capital expenditures for fiscal 1999 and 1998 were $252,000 and $114,000, respectively. The capital expenditures in both fiscal 1999 and fiscal 1998 reflect leasehold improvements and the purchase of research and development and manufacturing equipment.

    Repligen entered into agreements with a number of collaborative partners and licenses. Under the terms of these agreements, Repligen may be eligible to receive research support, additional milestones or royalty revenue if these collaborations continue to clinical evaluation and commercialization. Repligen can not be assured to the continuation of these collaborations or any future payments.

    Repligen has funded operations primarily with cash derived from the sales of its equity securities, revenue derived from research and development contracts, product sales and investment income. In April and May 1999, certain investors entered into binding common stock purchase agreements to purchase from Repligen an aggregate of 3,600,000 shares of common stock of Repligen for an aggregate purchase price of $9,000,000 in a private placement transaction. The transactions closed during June 1989 and Repligen filed a registration statement to effect the registration for resale of the 3,600,000 shares purchased by the investors pursuant to the common stock purchase agreements.

    While Repligen anticipates that the cost of operations will increase in fiscal 2000 as it continues to expand its investment in proprietary product development, Repligen believes that the private placement financing yielding an aggregate of $9,000,000 in gross proceeds to Repligen (before related transactional expenses) will provide sufficient funding to satisfy its working capital and capital expenditure requirements for the next twenty-four months. Should Repligen need to secure additional financing to meet its future liquidity requirements, Repligen may not be able to secure such financing, or if Repligen does secure, such financing, Repligen may not be able to obtain favorable terms because of the volatile nature of the biotechnology workplace.

YEAR 2000

    Repligen has undertaken an initial review of its information technology computer systems and it believes that the Year 2000 problem does not pose significant operational problems to its information technology systems. The majority of Repligen's software and computer equipment has been purchased within the last five years from third-party vendors who have already provided upgrades intended to bring their products into Year 2000 compliance. Repligen has begun to address the small number of internal systems that are not yet Year 2000 compliant, and expects full compliance by the end of 1999. Repligen currently believes that the costs of addressing these issues should not exceed $50,000 and will not have a material adverse impact on Repligen's financial position.

    Repligen has recently begun interviewing various third parties, including vendors and suppliers of Repligen, to determine their exposure to Year 2000 issues, their anticipated risks and responses to those risks. To date, the third parties that have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in a time frame that meets Repligen's requirements. Even with the vendor compliance however, Repligen intends to continue to assess its exposure to Year 2000 noncompliance on the part of any of its material vendors. Repligen cannot be certain that the vendor's systems will be Year 2000 compliant in a time frame satisfactory to us.

    Repligen does not have a contingency plan in the event Year 2000 compliance cannot be achieved in a timely manner. A contingency plan will be developed immediately upon completion of Repligen's Year 2000 compliance assessment.

ITEM 8. FINANCIAL STATEMENTS

    All financial statements required to be filed hereunder are filed as an exhibit hereto, are listed under item 14 (a) (1) and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the Company's directors and executive officers will be set forth under the captions "Election of Directors", "Occupations of Directors and Executive Officers", "Biographical Information", "Information Regarding the Board of Directors and its Committees" and "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement which will be filed with the SEC within 120 days of March 31, 1999 and is incorporated herein by reference.

    Information regarding the Company's executive officers is also contained in
Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this Item will be set forth under the caption "Summary of Executive Compensation" and "Compensation of Directors" in the Company's definitive proxy statement which will be filed with the SEC within 120 days of March 31, 1999 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item will be set forth under the caption "Stock Ownership of Principal Stockholders and Management" and "Stock Price Performance Graph" in the Company's definitive proxy statement which will be filed with the SEC within 120 days of March 31, 1999 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item will be set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement which will be filed with the SEC within 120 days of March 31, 1999 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1)  FINANCIAL STATEMENTS:

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-2 of this Report, as follows:

                                                                                                                          PAGE
                                                                                                                        ---------
Report of Independent Accountants.....................................................................................        F-2
Consolidated Balance Sheets as of March 31, 1999 and 1998.............................................................        F-3
Consolidated Statements of Operations for the Years Ended March 31, 1999, 1998 and 1997...............................        F-4
Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 1999, 1998, and 1997....................        F-5
Consolidated Statements of Cash Flows for the Years Ended March 31, 1999, 1998 and 1997...............................        F-6
Notes to Consolidated Financial Statements............................................................................        F-7

(a)(2)  EXHIBITS:

The Exhibits which are filed as part of this Annual Report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b)  REPORTS ON FORM 8-K:

On March 24, 1999 the Company filed a current report on Form 8-K, as amended by a Form 8-K/A filed June 15, 1999 reporting the acquisition of certain patent applications covering the use of secretin in the treatment of autism. The Company obtained confidential treatment for portions of certain exhibits filed therewith.

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                                                   DOCUMENT DESCRIPTION
-------------  ---------------------------------------------------------------------------------------------------------------

     3.1 *     Restated Certificate of Incorporation, dated June 30, 1992 and filed July 13, 1992 (filed as Exhibit 4.12 to
               Repligen Corporation's Annual Report on Form 10-K File No. 0-14656 for the year ended March 31, 1993 and incorporated herein by reference).

     3.2 *     By-laws (filed as Exhibit 3.4 to Repligen Corporation's Form S-1 Registration Statement No. 33-3959 and
               incorporated herein by reference).

     4.1 *     Specimen Stock Certificate (filed as Exhibit 4.2 to Repligen Corporation's Form S-1 Registration Statement No.
               33-3959 and incorporated herein by reference).

     4.2 *     Form of Limited Partner Warrant, dated as of February 28, 1992 (filed as Exhibit 4.2 to Repligen Corporation's
               Annual Report on Form 10-K for the year ended March 31, 1998 and incorporated herein by reference).

     4.3 *     Form of Modified Limited Partner Warrant, dated as of February 28, 1992 (filed as Exhibit 4.3 to Repligen
               Corporation's Annual Report on Form 10-K for the year ended March 31, 1998 and incorporated herein by reference).

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

    10.3 *     The 1992 Repligen Corporation Stock Option Plan (filed as Exhibit 4.12 to Repligen Corporation's Annual Report
               on Form 10-K File No. 0-14656 for the year ended March 31, 1993 and incorporated herein by reference).

    10.4 *     Plan of Reorganization and Agreement of Merger, dated March 14, 1996, between Repligen Corporation and Glycan
               Pharmaceuticals, Inc. (omitting schedules and exhibits) (filed as Exhibit 10.42 to Repligen Corporation's
               Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference).

   EXHIBIT
   NUMBER                                                   DOCUMENT DESCRIPTION
-------------  ---------------------------------------------------------------------------------------------------------------
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

   #10.13 *    Manufacturing Transfer Agreement dated as of December 17, 1998 among the Company and Amersham Pharmacia Biotech
               AB (filed as Exhibit 10.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended
               December 31, 1998 and incorporated herein by reference).

    10.14 +    Common Stock Purchase Warrant issued to Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. by Repligen
               Corporation dated as of March 1, 1999.

    10.15 *    Patent Purchase Agreement by and among Repligen Corporation, Victoria A. Beck and Autism Research Institute,
               dated as of March 9, 1999 (filed as Exhibit 2.1 to Repligen Corporation's Current Report on Form 8-K/A filed
               June 15, 1999 and incorporated herein by reference).

   EXHIBIT
   NUMBER                                                   DOCUMENT DESCRIPTION
-------------  ---------------------------------------------------------------------------------------------------------------
    10.16 *    Stock Purchase Agreement dated as of April 30, 1999, by and among Repligen Corporation and Wellington
               Management Company, LLP, as Investment Advisor to the investors listed on Schedule I thereto (filed as Exhibit
               4.1 to Repligen Corporation's Current Report on Form 8-K filed May 17, 1999 and incorporated herein by reference).

    10.17 *    Stock Purchase Agreement dated as of May 14, 1999, by and among Repligen Corporation and the investors listed on the Schedule I thereto (filed as Exhibit 4.2 to Repligen Corporation's Current Report on Form 8-K filed May
               17, 1999 and incorporated herein by reference).

    23  +      Consent of Arthur Andersen LLP.

    27  +      Financial Data Schedule.

------------------------

#  Confidential treatment obtained as to certain portions.

* Previously filed with the Securities and Exchange Commission and incorporated herein by reference.

+  Filed herewith.

The exhibits listed above are not contained in the copy of the annual report on Form 10-K distributed to stockholders. Upon the request of any stockholder entitled to vote at the 1999 annual meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 117 Fourth Avenue, Needham, MA 02494.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                REPLIGEN CORPORATION

                                BY:            /S/ WALTER C. HERLIHY
                                     ------------------------------------------
                                                 Walter C. Herlihy
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                Date: June 29, 1999

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
      /s/ ALEXANDER RICH        Co-Chairman of the Board of
------------------------------    Directors                     June 25, 1999
     Alexander Rich, M.D.

      /s/ PAUL SCHIMMEL         Co-Chairman of the Board of
------------------------------    Directors                     June 25, 1999
     Paul Schimmel, Ph.D.

                                President, Chief Executive
    /s/ WALTER C. HERLIHY         Officer and Director
------------------------------    (Principal executive,         June 25, 1999
      Walter C. Herlihy           financial and accounting
                                  officer)

   /s/ ROBERT J. HENNESSEY      Director
------------------------------                                  June 25, 1999
     Robert J. Hennessey

    /s/ G. WILLIAM MILLER       Director
------------------------------                                  June 25, 1999
      G. William Miller

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                     -----------
Report of Independent Public Accountants...........................................................         F-2

Balance Sheets as of March 31, 1999 and 1998.......................................................         F-3

Statements of Operations for the Years
  Ended March 31, 1999, 1998 and 1997..............................................................         F-4

Statements of Stockholders' Equity for the Years Ended March 31,
  1999, 1998 and 1997..............................................................................         F-5

Statements of Cash Flows for the Years
  Ended March 31, 1999, 1998 and 1997..............................................................         F-6

Notes to Financial Statements......................................................................         F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Repligen Corporation:

    We have audited the accompanying balance sheets of Repligen Corporation (a Delaware corporation) as of March 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repligen Corporation as of March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
May 14, 1999

                              REPLIGEN CORPORATION
                                 BALANCE SHEETS

                                                                                                    AS OF MARCH 31,
                                                                                          -----------------------------------
                                         ASSETS                                                  1999               1998
----------------------------------------------------------------------------------------  -------------------  --------------
Current assets:
  Cash and cash equivalents.............................................................  $         3,250,751  $    4,725,544
  Accounts receivable, less reserves of $25,000.........................................              429,720         212,857
  Inventories...........................................................................              630,329         670,818
  Prepaid expenses and other current assets.............................................              181,617         156,228
                                                                                          -------------------  --------------
    Total current assets................................................................            4,492,417       5,765,447
Property, plant and equipment, at cost:
  Equipment                                                                                           944,644         770,512
  Leasehold improvements................................................................              460,319         442,528
  Furniture and fixtures................................................................              101,376          40,563
                                                                                          -------------------  --------------
                                                                                                    1,506,339       1,253,603
    Less -- accumulated depreciation and amortization...................................              862,934         594,719
                                                                                          -------------------  --------------
                                                                                                      643,405         658,884
Other assets, net.......................................................................               88,472          88,472
                                                                                          -------------------  --------------
                                                                                          $         5,224,294  $    6,512,803
                                                                                          -------------------  --------------
                                                                                          -------------------  --------------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable......................................................................  $           268,708  $      100,719
  Accrued expenses and other............................................................              313,926         254,312
  Unearned income.......................................................................               49,969          33,332
                                                                                          -------------------  --------------
    Total current liabilities...........................................................              632,603         388,363

Commitments and contingencies (Note 6)

Stockholders' equity:

Preferred stock, $.01 par value -- authorized -- 5,000,000 shares -- issued and
  outstanding -- none...................................................................                   --              --
Common stock, $.01 par value -- authorized -- 30,000,000 shares --issued and outstanding
  -- 18,264,285 shares and 18,001,785 shares at March 31, 1999 and 1998, respectively...              182,642         180,017
Additional paid-in capital..............................................................          131,272,607     130,264,048
Accumulated deficit.....................................................................         (126,863,558)   (124,319,625)
                                                                                          -------------------  --------------
  Total stockholders' equity............................................................            4,591,691       6,124,440
                                                                                          -------------------  --------------
                                                                                          $         5,224,294  $    6,512,803
                                                                                          -------------------  --------------
                                                                                          -------------------  --------------

   The accompanying notes are an integral part of these financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                                         YEARS ENDED MARCH 31,
                                                                          ---------------------------------------------------
                                                                              1999               1998               1997
                                                                          -------------  ---------------------  -------------
Revenues:
  Research and development..............................................  $   1,268,036      $     916,726      $   1,179,980
  Product...............................................................      1,009,655          1,114,452          1,553,598
  Investment income.....................................................        212,157            224,913            268,645
  Other.................................................................         99,711            128,885            799,319
                                                                          -------------        -----------      -------------
                                                                              2,589,559          2,384,976          3,801,542
                                                                          -------------        -----------      -------------
Costs and expenses:
  Research and development..............................................      1,847,210          1,419,825          1,378,391
  Charge for purchased patent rights (Note 7)...........................      1,034,914                 --                 --
  Selling, general and administrative...................................      1,562,750          1,281,090          1,939,881
  Cost of product sales.................................................        688,618            480,089            536,685
  Charge for purchased research & development...........................             --                 --            548,978
  Restructuring credit..................................................             --                 --           (111,000)
                                                                          -------------        -----------      -------------
                                                                              5,133,492          3,181,004          4,292,935
                                                                          -------------        -----------      -------------
Net loss................................................................  $  (2,543,933)     $    (796,028)     $    (491,393)
                                                                          -------------        -----------      -------------
                                                                          -------------        -----------      -------------
Basic and diluted net loss per share....................................  $       (0.14)     $       (0.05)     $       (0.03)
                                                                          -------------        -----------      -------------
                                                                          -------------        -----------      -------------
Basic and diluted weighted average shares outstanding...................     18,017,650         16,501,785         15,677,998
                                                                          -------------        -----------      -------------
                                                                          -------------        -----------      -------------

   The accompanying notes are an integral part of these financial statements.

                              REPLIGEN CORPORATION
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                       COMMON STOCK      ADDITIONAL
                                       NUMBER OF           $.01.          PAID-IN         DEFERRED       ACCUMULATED
                                     COMMON SHARES       PAR VALUE        CAPITAL       COMPENSATION       DEFICIT
                                    ----------------  ---------------  --------------  --------------  ----------------
Balance, March 31, 1996...........      15,602,542      $   156,025     $127,694,145     $       --    $   (123,041,651)
Net loss..........................              --               --               --             --            (491,393)
Issuance of common stock in
  connection with the acquisition
  of ProsCure, Inc................         405,669            4,057          544,921             --                  --
Compensation relating to issuance
  of stock options................              --               --           79,364        (26,447)                 --
                                    ----------------  ---------------  --------------       -------    ----------------
Balance, March 31, 1997...........      16,008,211          160,082      128,318,430        (26,447)       (123,533,044)
Net loss..........................              --               --               --             --            (796,028)
Retirement of common stock issued
  in connection with the
  acquisition of ProsCure, Inc....          (6,426)             (65)          (9,382)            --               9,447
Issuance of common stock and
  warrants, net of issusance
  costs...........................       2,000,000           20,000        1,955,000             --                  --
Compensation relating to issuance
  of stock options................              --               --               --         26,447                  --
                                    ----------------  ---------------  --------------       -------    ----------------
Balance, March 31, 1998...........      18,001,785          180,017      130,264,048             --        (124,319,625)
Issuance of common stock and
  warrants........................         262,500            2,625        1,008,559             --                  --
Net loss..........................              --               --               --             --          (2,543,933)
                                    ----------------  ---------------  --------------       -------    ----------------
Balance, March 31, 1999...........      18,264,285      $   182,642      131,272,607     $       --    $   (126,863,558)
                                    ----------------  ---------------  --------------       -------    ----------------
                                    ----------------  ---------------  --------------       -------    ----------------

                                        TOTAL
                                    STOCKHOLDERS'
                                       EQUITY
                                    -------------
Balance, March 31, 1996...........   $ 4,808,519
Net loss..........................      (491,393)
Issuance of common stock in
  connection with the acquisition
  of ProsCure, Inc................       548,978
Compensation relating to issuance
  of stock options................        52,917
                                    -------------
Balance, March 31, 1997...........     4,919,021
Net loss..........................      (796,028)
Retirement of common stock issued
  in connection with the
  acquisition of ProsCure, Inc....            --
Issuance of common stock and
  warrants, net of issusance
  costs...........................     1,975,000
Compensation relating to issuance
  of stock options................        26,447
                                    -------------
Balance, March 31, 1998...........     6,124,440
Issuance of common stock and
  warrants........................     1,011,184
Net loss..........................    (2,543,933)
                                    -------------
Balance, March 31, 1999...........   $ 4,591,691
                                    -------------
                                    -------------

   The accompanying notes are an integral part of these financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                              YEARS ENDED MARCH 31,
                                                                                    -----------------------------------------
                                                                                        1999           1998          1997
                                                                                    -------------  ------------  ------------
Cash flows from operating activities:
    Net loss......................................................................  $  (2,543,933) $   (796,028) $   (491,393)
    Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization...............................................        268,217       245,607       172,167
      Issuance of stock options and warrants for services.........................        126,270        26,447        52,917
      Non cash portion of purchased patent rights charge..........................        884,914            --            --
      Non cash in-process research and development charge.........................             --            --       548,978
      Restructuring credit, noncash portion.......................................             --            --      (111,000)
    Changes in assets and liabilities
      Accounts receivable.........................................................       (216,863)      322,072      (113,675)
      Amounts due from affiliates.................................................             --            --        42,284
      Inventories.................................................................         40,488      (218,577)      248,983
      Prepaid expenses and other current assets...................................        (25,389)        9,493        22,834
      Accounts payable............................................................        167,989       (67,550)     (377,860)
      Accrued expenses and other..................................................         59,614      (145,676)   (3,209,893)
      Unearned income.............................................................         16,637       (99,981)      (21,685)
                                                                                    -------------  ------------  ------------
        Net cash used in operating activities.....................................     (1,222,056)     (724,193)   (3,237,344)
                                                                                    -------------  ------------  ------------
    Cash flows from investing activities:
      Sales of marketable securities..............................................             --        72,353       205,762
      Purchases of property, plant and equipment, net.............................       (252,737)     (114,021)     (429,070)
      Decrease (increase) in restricted cash......................................             --        50,087       (50,087)
      Decrease in other assets....................................................             --           437        32,480
                                                                                    -------------  ------------  ------------
        Net cash (used in) provided by investing activities.......................       (252,737)        8,856      (240,915)
                                                                                    -------------  ------------  ------------
    Cash flows from financing activities:
      Proceeds from issuance of common stock and.. warrants, net of issuance costs             --     1,975,000            --
                                                                                    -------------  ------------  ------------
      Net cash provided by financing activities...................................             --     1,975,000            --
                                                                                    -------------  ------------  ------------
    Net (decrease) increase in cash and cash equivalents..........................     (1,474,793)    1,259,663    (3,478,259)
    Cash and cash equivalents, beginning of year..................................      4,725,544     3,465,881     6,944,140
                                                                                    -------------  ------------  ------------
    Cash and cash equivalents, end of year........................................  $   3,250,751  $  4,725,544  $  3,465,881
                                                                                    -------------  ------------  ------------
                                                                                    -------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                              REPLIGEN CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Repligen Corporation ("Repligen" or the "Company") is engaged in the development of new drugs for the treatment of cancer, organ transplant and neurological diseases. The Company's products are designed to offer patients improved treatment options based on the modulation of newly discovered disease mechanisms. The Company also manufactures a set of patented products based on Protein A, which are used by the pharmaceutical industry to produce antibodies for therapeutic use. In addition, the Company has licensed certain intellectual property pertaining to its former programs on biological products.

    The accompanying financial statements reflect the application of certain accounting policies described in this note and elsewhere in the accompanying notes to the financial statements.

USE OF ESTIMATES

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

PRINCIPLES OF CONSOLIDATION

    The financial statements for the years ended March 31, 1998 and 1997 include the accounts of the Company and its wholly owned subsidiaries, ProsCure, Inc. and Glycan Pharmaceuticals, Inc All material intercompany accounts and transactions were eliminated in consolidation. These subsidiaries were dissolved during the year ended March 31, 1999.

REVENUE RECOGNITION

    Research and development revenue derived from collaborative arrangements is recognized as earned under cost plus fixed-fee contracts, or on a straight-line basis over the development contract, which approximates when work is performed and costs are incurred. In addition, under certain contracts, the Company recognizes research and development revenues as milestones are achieved. Unearned income represents amounts received prior to recognition of revenue. Research and development expenses in the accompanying statements of operations include funded and unfunded expenses.

    The Company recognizes revenue related to product sales upon shipment of the product.

    Revenues recognized from the one-time sale of equipment and non investment securities are also included as other revenue during the years ended March 31, 1998 and 1997.

CASH AND CASH EQUIVALENTS

    The Company considers highly liquid investments purchased with original maturities at the date of acquisition of three months or less to be cash equivalents. Cash equivalents consist of the following at March 31, 1999 and 1998.

                                                                                                       YEAR ENDED MARCH 31,
                                                                                                    --------------------------
                                                                                                        1999          1998
                                                                                                    ------------  ------------
U.S. Government and Agency securities.............................................................  $  1,197,624  $    498,200
Commercial paper..................................................................................     1,136,119     3,708,580
Money markets.....................................................................................       802,755       292,624
Cash..............................................................................................       114,253       226,140
                                                                                                    ------------  ------------
  Total cash and cash equivalents.................................................................  $  3,250,751  $  4,725,544
                                                                                                    ------------  ------------
                                                                                                    ------------  ------------

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories at March 31, 1999 and 1998 consist of the following:

                                                                                                         YEAR ENDED MARCH 31,
                                                                                                        ----------------------
                                                                                                           1999        1998
                                                                                                        ----------  ----------
Raw materials and work-in-process.....................................................................  $  412,480  $  388,727
Finished goods........................................................................................     217,849     282,091
                                                                                                        ----------  ----------
  Total...............................................................................................  $  630,329  $  670,818
                                                                                                        ----------  ----------
                                                                                                        ----------  ----------

DEPRECIATION AND AMORTIZATION

    The Company provides for depreciation and amortization by charges to operations in amounts estimated to allocate the cost of fixed assets over their estimated useful lives, on a straight-line basis, as follows:

DESCRIPTION                                                         USEFUL LIFE
------------------------------------------------------------------  ----------------------------------------------------------
Equipment                                                           5 years
Leasehold improvements                                              Shorter of term of the lease or estimated useful life
Furniture and fixtures                                              5-7 years

EARNINGS PER SHARE

    The Company has adopted Statement of Financial Accounting Standards (SFAS) No.128, EARNINGS PER SHARE. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and warrants, is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for 1999, 1998 and 1997 exclude the potential common shares from warrants and stock options because to do so would have been antidilutive for the years presented. The potential common shares prior to application of the treasury stock method at March 31, 1999, 1998 and 1997 were 4,496,341, 3,572,741 and 2,787,089 shares, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    In accordance with SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, the carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's cash equivalents are invested in financial instruments with high credit ratings. Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. The Company does not believe significant risk exists at March 31, 1999. To control credit risk, the Company performs regular credit evaluations of its customers' financial condition and maintains allowances for potential credit losses.

    Revenues from significant customers as a percentage of the Company's total revenues were as follows:

                                                                                            YEAR ENDED MARCH 31,
                                                                                      ---------------------------------
                                                                                        1999       1998        1997
                                                                                      ---------  ---------      ---
Customer A                                                                                   15%        --          --
Customer B                                                                                   12%        --           1%
Customer C                                                                                   11%         1%         --
Customer D                                                                                    3%        23%          6%

SEGMENT REPORTING

    The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED Information, in the fiscal year ended March 31, 1999. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions now to allocate resources and assess performance. To date, the Company has viewed its operations and manages its business as principally one operating segment. As a result, the financial information disclosed herein, represents all of the material financial information related to the Company's principal operating segment.

    The following table represents the Company's revenue by country:

                                                                                                          YEAR ENDED MARCH 31,
                                                                                                          --------------------
                                                                                                            1999       1998
                                                                                                          ---------  ---------
US                                                                                                        70%        76%
Germany                                                                                                   11%        7%
United Kingdom                                                                                            8%         10%
Other                                                                                                     11%        7%


                                                                                                            1997
                                                                                                          ---------
US                                                                                                        77%
Germany                                                                                                   1%
United Kingdom                                                                                            11%
Other                                                                                                     11%

NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 effective April 1, 1998. The Company's comprehensive loss for the years ended March 31, 1999, 1998 and 1997 was equal to its net loss for the same periods.

    American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-05, REPORTING ON THE COSTS OF START-UP ACTIVITIES, was issued in April 1998. SOP 98-05 requires that all nongovernmental entities expense the costs of start-up activities, including organizational costs, as those costs are incurred. The Company has recorded and will continue to record start-up costs as expense when incurred.

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This new standard is not anticipated to have a significant impact on the Company's financial statements based on its current structure and operations.

2. ACCRUED EXPENSES

    Accrued expenses consisted of the following:

                                                                                     YEAR ENDED MARCH 31,
                                                                                    ----------------------
                                                                                       1999        1998
                                                                                    ----------  ----------
Payroll and payroll-related costs.................................................  $  112,758  $   60,371
Professional and consulting fees..................................................      65,050     113,000
Other accrued expenses............................................................     136,118      80,941
                                                                                    ----------  ----------
            Total.................................................................  $  313,926  $  254,312
                                                                                    ----------  ----------
                                                                                    ----------  ----------

3. INCOME TAXES

    The Company accounts for income taxes under SFAS No. 109, ACCOUNTING FOR INCOME TAXES. At March 31, 1999, the Company had net operating loss carryforwards for income tax purposes of approximately $98,600,000. The Company also had available tax credit carryforwards of approximately $4,690,000 at March 31, 1999 to reduce future federal income taxes, if any. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

    The net operating loss carryforwards and tax credit carryforwards are approximately as follows:

                                                                            NET OPERATING
                                                                                 LOSS         TAX CREDIT
EXPIRATION DATE                                                             CARRYFORWARDS   CARRYFORWARDS
--------------------------------------------------------------------------  --------------  --------------
2000......................................................................   $  1,001,000    $    104,000
2001......................................................................      1,334,000         109,000
2002......................................................................      2,500,000          73,000
2003......................................................................      4,807,000         346,000
2004......................................................................      6,642,000         408,000
2005-2013.................................................................     82,316,000       3,650,000
                                                                            --------------  --------------
Total.....................................................................   $ 98,600,000    $  4,690,000
                                                                            --------------  --------------
                                                                            --------------  --------------

    The deferred tax asset consists of the following:

                                                                                 YEAR ENDED MARCH 31,
                                                                             ----------------------------
                                                                                 1999           1998
                                                                             -------------  -------------
Temporary differences......................................................  $   3,800,000  $   3,900,000
Operating loss carryforwards...............................................     39,400,000     36,500,000
Tax credit carryforwards...................................................      4,690,000      4,840,000
                                                                             -------------  -------------
                                                                                47,890,000     45,240,000
Valuation allowance........................................................    (47,890,000)   (45,240,000)
                                                                             -------------  -------------
                                                                             $          --  $          --
                                                                             -------------  -------------
                                                                             -------------  -------------

    A full valuation allowance has been provided, as it is uncertain if the Company will realize the deferred tax asset.

4. COMMON STOCK

    In March 1999, the Company entered into an agreement for legal services relating to a complaint filed against Bristol-Myers Squibb. Under the terms of the agreement, the Company is required to pay $50,000 in annual fees and if successful in the litigation, a portion of any financial recovery will be paid and warrants to purchase 100,000 shares of common stock will be issued. In addition, the Company issued a fully vested warrant to purchase 100,000 shares of common stock at an exercise price of $1.63 per share. The Company valued these warrants at fair value and recorded legal expense of $126,270 relating to this issuance.

    In March 1999, the Company acquired all rights to certain patent applications relating to the use of secretin in the treatment of autism. The rights were acquired pursuant to a Patent Purchase Agreement (the "Purchase Agreement") whereby, the Company paid $150,000 in cash, issued a warrant to purchase 350,000 shares of common stock of the Company with an exercise price of $1.59 per share, and issued 262,500 shares of common stock of the Company (See Note
7). The Company valued the shares and warrants issued at fair market value.

    In December 1997, the Company completed a $2.0 million private placement of its securities. The Company received net proceeds of $1.975 million for the issuance of 2,000,000 shares of common stock and warrants to purchase an aggregate of 750,000 shares of common stock at a price of $1.50 per share.

    In connection with the initial capitalization of the Repligen Clinical Partners, L.P. (the Partnership), the Company issued warrants to purchase common stock of Repligen to the limited partners of the Partnership (the Original Warrants). In June 1994, Repligen completed an exchange pursuant to which a majority of the holders of Original Warrants exchanged their Original Warrants for new warrants (the Exchange Warrants). Subsequently, in March 1995, Repligen offered to modify the majority of the remaining Original Warrants and the Exchange Warrants. Each holder of an outstanding warrant who was not in default under its obligations to the Partnership was free to accept or reject such modifications.

    As of March 31, 1999, 620 of the 711.5 nondefaulted limited partnership units had accepted the modifications. Accordingly, as of that date, there were issued and outstanding modified Original Warrants to purchase 163,850 shares of the Company's common stock at $9.00 per share, Exchange Warrants to purchase 189,950 shares of the Company's common stock at $9.00 per share and modified Exchange Warrants to purchase 1,653,250 shares of the Company's common stock at $2.50 and $3.50 per share. These warrants expire between 2000 and 2001.

    At March 31, 1999, common stock reserved for issuance was as follows:

RESERVED FOR                                                                                                          SHARES
------------------------------------------------------------------------------------------------------------------  ----------
Incentive and nonqualified stock option plans.....................................................................   3,353,277
Warrants granted in connection with the Repligen Clinical Partners, L.P. offering.................................   2,007,050
Warrants granted in connection with the private placement with BVF and affiliates.................................     750,000
Warrants granted in connection with the Patent Purchase Agreement.................................................     350,000
Warrants granted for payment of services..........................................................................     100,000
                                                                                                                    ----------
                                                                                                                    6,560,327
                                                                                                                    ----------
                                                                                                                    ----------

5. STOCK OPTION PLANS

    The Company has three stock option plans. The plans authorize the grant of either incentive stock options or nonqualified stock options. Incentive stock options are granted to employees at the fair market value at the date of grant. Nonqualified stock options are granted to employees or nonemployees. The options generally vest over four or five years and expire no more than 10 years from the date of grant. As of March 31, 1999, the Company had 2,063,986 shares of common stock available for grant.

    A summary of stock option activity under all plans is as follows:

                                                                                  YEARS ENDED MARCH 31,
                                                         ------------------------------------------------------------------------
                                                                  1999                     1998                    1997
                                                         -----------------------  ----------------------  -----------------------
                                                                      WEIGHTED                WEIGHTED                 WEIGHTED
                                                                       AVERAGE                 AVERAGE                  AVERAGE
                                                           NO. OF       PRICE      NO. OF       PRICE       NO. OF       PRICE
                                                           SHARES     PER SHARE    SHARES     PER SHARE     SHARES     PER SHARE
                                                         ----------  -----------  ---------  -----------  ----------  -----------
Outstanding at beginning of period.....................     740,291   $    2.05     704,639   $    2.20      953,046   $    3.16
  Granted..............................................     568,500        1.38     117,500        1.41      180,500         .93
  Exercised............................................          --          --          --          --           --          --
  Forfeited............................................     (19,500)       1.18     (81,848)       2.45     (428,907)       3.66
                                                         ----------       -----   ---------       -----   ----------       -----
Outstanding at end of period...........................   1,289,291   $    1.78     740,291   $    2.05      704,639   $    2.20
                                                         ----------       -----   ---------       -----   ----------       -----
Exercisable at end of period...........................     529,691   $    2.33     461,713   $    2.43      367,236   $    5.33
                                                         ----------       -----   ---------       -----   ----------       -----
                                                         ----------       -----   ---------       -----   ----------       -----

                                                                         OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                                               ----------------------------------------  -------------------------
                                                                               WEIGHTED      WEIGHTED                   WEIGHTED
                                                                                AVERAGE       AVERAGE                    AVERAGE
                                                                               REMAINING      EXERCSE                   EXERCISE
                                                                  NUMBER      CONTRACTUAL      PRICE        NUMBER      PRICE PER
RANGE OF EXERCISE PRICE                                        OUTSTANDING       LIFE        PER SHARE   OUTSTANDING      SHARE
-------------------------------------------------------------  ------------  -------------  -----------  ------------  -----------
$.05-$.50....................................................       89,541          7.05     $     .45        89,541    $     .45
$.88-$1.00...................................................       30,000          7.88           .94        30,000          .94
$1.03-$1.50..................................................      919,000          8.41          1.36       193,400         1.30
$1.53-$1.63..................................................       47,000          8.42          1.59        13,000         1.63
$2.75-$2.75..................................................      158,750          5.36          2.77       158,750         2.77
$3.13-$3.13..................................................       10,000          5.55          3.13        10,000         3.13
$6.56-$12.45.................................................       45,000          3.26         10.10        45,000        10.10
                                                               ------------        -----    -----------  ------------       -----
                                                                 1,289,291          7.74     $    1.78       529,691    $    2.33
                                                               ------------        -----    -----------  ------------       -----

    The Company accounts for its stock-based compensation under SFAS No. 123 ACCOUNTING FOR STOCK BASED COMPENSATION. The Company has adopted the disclosure-only alternative for employee grants and, accordingly, will continue to account for stock based compensation for employees under APB Opinion No. 25.

    The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees in 1999, 1998 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used and the weighted average information for the years ended March 31, 1999, 1998 and 1997 are as follows:

                                                                                                 YEAR ENDED MARCH 31,
                                                                                          ----------------------------------
                                                                                             1999        1998        1997
                                                                                          ----------  ----------  ----------
Risk-free interest rates................................................................       5.12%       6.76%       6.44%
Expected dividend yield.................................................................          --          --          --
Expected lives..........................................................................    10 years    10 years    10 years
Expected volatility.....................................................................         93%         56%        106%
Weighted-average grant date fair value of options granted during the period.............  $     1.12  $     1.41  $      .87
Weighted-average remaining contractual life of options outstanding......................   7.7 years   8.4 years   8.9 years

    If compensation expense for the Company's stock option plan had been determined consistent with SFAS No. 123 pro forma net loss and net loss per share would have been as follows:

                                                                                              YEAR ENDED MARCH 31,
                                                                                     ---------------------------------------
                                                                                         1999          1998         1997
                                                                                     -------------  -----------  -----------
Net loss-As reported...............................................................  ($  2,543,933) ($  796,028) ($  491,393)
Pro forma..........................................................................  ($  2,768,827) ($  908,353) ($  573,077)
Basic and diluted net loss per share-As reported...................................  $        (.14) $      (.05) ($      .03)
Pro forma..........................................................................  $        (.15) $      (.06) ($      .04)

6. COMMITMENTS

    The Company leases their facilities. Obligations under noncancellable operating leases as of March 31, 1999 are approximately as follows:

YEAR ENDING MARCH 31,
------------------------------------------------------------------------------------
2000................................................................................     281,000
2001................................................................................     158,000
2002................................................................................      74,000
                                                                                      ----------
Total minimum lease payments........................................................  $  513,000
                                                                                      ----------
                                                                                      ----------

    Rent expense charged to operations under operating leases was approximately $281,000, $281,000, and $717,000 for the years ended March 31, 1999, 1998 and
1997, respectively.

7. PURCHASED PATENT RIGHTS

    In March 1999, the Company acquired all rights to certain patent applications relating to the use of secretin in the treatment of autism. The rights were acquired pursuant to a Patent Purchase Agreement. In addition, the Company has agreed to make minimum annual royalty payments of $500,000 and certain milestone payments upon (a) the Company's filing of a new drug application with the United States Food and Drug Administration ("FDA") for a clinical indication covered by the intellectual property rights transferred by the Purchase Agreement and (b) upon the approval by the FDA of a product covered by the intellectual property rights transferred to the Company pursuant to the Purchase Agreement. These milestone payments, in the aggregate sum of $700,000, will be largely credited against certain royalty payments in the event the Company is able to derive sales and/or license revenues from the intellectual property rights acquired pursuant to the Purchase Agreement. Under terms of this agreement, the Company may be required to repurchase up to a maximum of 100,000 shares of common stock issued in connection with the Purchase Agreement at a price of $1.59 per share. This obligation to repurchase the common stock expires in June 1999.

    In order for the Company to commercialize secretin as a treatment for autism, the Company will need to expend a substantial amount in research and development, preclinical testing and clinical trials, regulatory clearances and manufacturing, distribution and marketing arrangements. The outcome of which is uncertain. The cost and time to complete the development of the technology is significant and difficult to estimate given the uncertainties of research and development and regulatory process. Accordingly, the net realizable value of the patent rights acquired is uncertain. Approximately $1,035,000 was charged to the accompanying 1999 statement of operations as the cost of the purchased patent rights.

8. PURCHASED RESEARCH & DEVELOPMENT

    During fiscal 1997, the Company issued 405,669 shares of its common stock for all of the outstanding stock of ProsCure, Inc. ("ProsCure"). The acquisition was accounted for as a purchase, with the excess of the purchase price and acquisition costs over the fair value of the assets acquired of approximately $549,000 charged to operations as the cost of acquired research and development in process. The Company acquired assets having a fair value of approximately $170,000, consisting primarily of cash and receivables. Results of operations for ProsCure are included in the financial statements of the Company, since March 14, 1996, as ProsCure is a subsidiary of Glycan Pharmaceuticals, Inc. Unaudited pro forma information with respect to ProsCure's pre-acquisition operating results has not been presented as it is not material to the fiscal 1997 operating results.

9. RELATED PARTIES

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

    The Company has received research and development funding from the Partnership pursuant to a Product Development Agreement, whereby the Company performed research and development work and charged the Partnership for actual costs incurred plus a 10% management fee. The Company recognized $12,000 and $190,000 of such funding as revenue in fiscal 1998 and 1997, respectively. Other revenues for the years ended March 31, 1997 included $25,000 representing the 10% management fee under the Product Development Agreement. Profits and losses are allocated 1% to the General Partner and 99% to the Limited Partners. Although the Company was allocated a loss of approximately $1,000 and $2,400 for the year ended March 31, 1998 and 1997, respectively, the Company had previously written down all of its original investment.

    In April 1996, the Company terminated its arrangements with the Partnership regarding the development and marketing of the rPF4 program. Under the terms of the various agreements between the parties, the rights to the rPF4 technologies remain with the Partnership.

10. SUBSEQUENT EVENTS (UNAUDITED)

    In April and May 1999, certain private investors agreed to invest approximately $9.0 million in the Company through a private placement of 3,600,000 shares of its common stock. As a condition of closing, the Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares issued in connection with this private placement. The financing is expected to close by June 30, 1999. Repligen expects to receive net proceeds of approximately $8.8 million after deducting the estimated expenses of the transaction.