Form 10-Q
period 1999-06-30
REPLIGEN CORP
filed 1999-08-13
CIK 730272

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1999.

     Common Stock, par value $.01 per share                 21,868,085
     --------------------------------------              ----------------
               Class                                     Number of Shares

                              REPLIGEN CORPORATION

                                      INDEX

                                                                                      PAGE
                                                                                      ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
      and March 31, 1999 (Audited)                                                       4

      Condensed Consolidated Statements of Operations (Unaudited) for
      the Three Months Ended June 30, 1999 and 1998                                      5

      Condensed Consolidated Statement of Cash Flows (Unaudited)
      for the Three Months Ended June 30, 1999 and 1998                                  6

      Notes to Condensed Consolidated Financial Statements (Unaudited)                   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      10

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                              14

Item 2.  Changes in Securities                                                          14

Item 3.  Defaults Upon Senior Securities                                              None

Item 4.  Submissions of Matters to a Vote of Security Holders                         None

Item 5.  Other Information                                                            None

Item 6.  Exhibits and Reports on Form 8-K                                               15

Signature                                                                               17

Exhibit Index                                                                           18

Exhibits                                                                                19

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                              REPLIGEN CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         June 30, 1999      March 31, 1999
                                                         -------------      -------------
     ASSETS                                               (Unaudited)          (Audited)
Current assets:
  Cash and cash equivalents                              $  11,817,472      $   3,250,751
  Accounts receivable                                          404,370            429,720
  Inventories                                                  581,762            630,329
  Prepaid expenses and other current assets                    267,704            181,617
                                                         -------------      -------------
    Total current assets                                    13,071,308          4,492,417

Property and equipment, at cost:
  Equipment                                                    969,471            944,644
  Furniture and fixtures                                       139,385            101,376
  Leasehold improvements                                       467,368            460,319
                                                         -------------      -------------
                                                             1,576,224          1,506,339
  Less: accumulated depreciation and amortization              936,053            862,934
                                                         -------------      -------------
                                                               640,171            643,405

Other assets, net                                               81,411             88,472
                                                         -------------      -------------
                                                         $  13,792,890      $   5,224,294
                                                         =============      =============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $     352,800      $     268,708
  Accrued expenses                                             338,244            313,926
  Unearned income                                               27,384             49,969
                                                         -------------      -------------
     Total current liabilities                                 718,428            632,603

Commitments and contingencies                                       --                 --

Stockholders' equity:
  Preferred stock, $.01 par value --
    authorized -- 5,000,000 shares --
    outstanding - none                                              --                 --
  Common stock, $.01 par value --
   authorized -- 30,000,000 shares --
   outstanding - 21,868,085 shares
   at June 30, 1999 and 18,264,285
   shares at March 31, 1999                                    218,680            182,642
  Additional paid-in capital                               140,141,927        131,272,607
  Accumulated deficit                                     (127,286,145)      (126,863,558)
                                                         -------------      -------------
     Total stockholders' equity                             13,074,462          4,591,691
                                                         -------------      -------------

                                                         $  13,792,890      $   5,224,294
                                                         =============      =============

     See accompanying notes to condensed consolidated financial statements.

                              REPLIGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                      ------------------
                                                                 June 30,1999     June 30, 1998
                                                                 ------------      ------------
Revenues:
  Research and development                                       $    378,502      $    268,406
  Product                                                             232,470           229,138
  Investment income                                                    46,538            61,691
  Other                                                                30,658            33,188
                                                                 ------------      ------------
                                                                      688,168           592,423
                                                                 ------------      ------------

Costs and expenses:
  Research and development                                            488,203           466,069
  Selling, general and administrative                                 426,169           356,932
  Cost of products sold                                               196,383           112,282
                                                                 ------------      ------------
                                                                    1,110,755           935,283
                                                                 ------------      ------------

Net loss                                                         $   (422,587)     $   (342,860)
                                                                 ============      ============

Basic and diluted net loss per share                             $      (0.02)     $      (0.02)
                                                                 ============      ============

Basic and diluted weighted average common shares outstanding       18,744,863        18,001,785
                                                                 ============      ============

     See accompanying notes to condensed consolidated financial statements.

                              REPLIGEN CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months Ended June 30,
                                                                        ------------------------------
                                                                            1999              1998
                                                                        ------------      ------------
Cash flows from operating activities:
   Net loss                                                             $   (422,587)     $   (342,860)
   Adjustments to reconcile net loss to net cash
   used in operating activities -
     Depreciation and amortization                                            73,119            64,213

Changes in assets and liabilities -
   Accounts receivable                                                        25,349          (193,724)
   Inventories                                                                48,567           (37,111)
   Prepaid expenses and other current assets                                 (86,087)           44,512
   Accounts payable                                                           84,094            (1,208)
   Accrued expenses                                                           24,318           116,491
   Unearned income                                                           (22,585)          (33,332)
                                                                        ------------      ------------

     Net cash used in operating activities                                  (275,812)         (383,019)
                                                                        ------------      ------------

Cash flows from investing activities:
   Purchases of property and equipment, at cost                              (69,886)          (55,953)
   Changes in other assets                                                     7,061                --
                                                                        ------------      ------------

     Net cash used in investing activities                                   (62,825)          (55,953)
                                                                        ------------      ------------

Cash flows from financing activities:
   Net proceeds from the issuance of common stock and warrants,
   net of issuance costs                                                   8,905,358                --
                                                                        ------------      ------------
     Net cash provided by financing activities                             8,905,358                --
                                                                        ------------      ------------

Net increase (decrease) in cash and cash equivalents                       8,566,721          (438,971)
Cash and cash equivalents, beginning of period                             3,250,751         4,725,544
                                                                        ------------      ------------

Cash and cash equivalents, end of period                                $ 11,817,472      $  4,286,573
                                                                        ============      ============

     See accompanying notes to condensed consolidated financial statements.

                              REPLIGEN CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      1.    Basis of Presentation

      The condensed consolidated financial statements included herein have been prepared by Repligen Corporation (the "Company" or "Repligen"), pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 1999.

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

      2.    Net Loss Per Share

      The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, effective December 15, 1998. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128, retroactively to all periods presented. Basic and diluted net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding at June 30, 1999 and 1998 excluded the potential common shares from warrants and stock options because to do so would be antidilutive for the periods presented. At June 30, 1999, there are 1,335,491 options outstanding with a weighted average exercise price of $1.82 and 3,207,050 warrants outstanding with a weighted average exercise price of $3.19.

      3.    Cash and Cash Equivalents

      The Company considers highly liquid investments purchased with original maturities at the date of acquisition of three months or less to be cash equivalents. Cash equivalents consist of the following at June 30, 1999 and March 31, 1999:

                                                     Three Months Ended
                                               June 30,1999      March 31, 1999
                                               ------------      --------------
U.S. Government and Agency securities ......    $ 5,585,426       $ 1,197,624
Commercial paper ...........................      5,185,168         1,136,119
Money markets ..............................        969,188           802,755
Cash .......................................         77,690           114,253
                                                -----------       -----------
   Total cash and cash equivalents .........    $11,817,472       $ 3,250,751
                                                ===========       ===========

      4.    Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                            June 30, 1999     March 31,1999
                                             (Unaudited)
      Raw materials and work-in-process        $420,726         $412,480
      Finished goods                            161,036          217,849
                                               --------         --------
           Total                               $581,762         $630,329
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

      6.    Disclosures about Segments of an Enterprise and Significant
            Customers

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

      The following table represents the Company's revenue by country:

                                            Three Months Ended June 30,
                                    -----------------------------------------
                                      1999             1998           1997
                                      ----             ----           ----
         United States                 56%              57%            85%
         Sweden                        25%               4%             1%
         United Kingdom                14%              12%             8%
         Other                          5%              27%             6%
         Total                        100%             100%           100%

      During the three months ended June 30,1999, there were two significant customers which accounted for approximately 25% and 14% of the Company's revenues or $172,000 and $96,000. The related accounts receivable for these two customers at June 30, 1999 was fully paid and $96,000, respectively.

      7.    Sale of Securities

      Pursuant to two stock purchase agreements dated as of April 30, 1999 and May 14, 1999, respectively, by and among Repligen and the respective parties thereto, Repligen issued to the parties thereto an aggregate of 3,600,000 shares of Common Stock of Repligen for an aggregate purchase price of $9 million. Based on the representations of the investing parties and a reasonable belief of Repligen that all such parties were "accredited" (as such term is defined in Rule 501 of the Securities Act of 1933) and that the parties were acquiring the shares of Common Stock of Repligen for investment and not with a view to the distribution thereof, Repligen consummated a private placement of the 3,600,000 shares of Common Stock of Repligen pursuant to Regulation D, Rule 506 of the Securities Act of 1933. Repligen closed the private placement transaction on June 23, 1999. There were no underwriters involved in such private placement transaction. Repligen will use the proceeds from the private placement transaction for working capital and other general corporate purposes. Repligen filed a registration statement with the Securities and Exchange Commission on Form S-3 on June 16, 1999 for the resale of the 3,600,000 shares of Common Stock of Repligen sold to the parties in the private placement transaction. The

Securities and Exchange Commission declared such resale registration statement effective on June 23, 1999.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Cautionary Statement Regarding Forward-Looking Statements

      Statements in this Quarterly Report on Form 10-Q as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical facts constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the Company's ability to (i) meet its working capital and future liquidity needs, (ii) successfully implement its strategic growth strategies, (iii) understand, anticipate and respond to rapidly changing technologies and market trends, (iv) develop, manufacture and deliver high quality, technologically advanced products on a timely basis to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company, (v) obtain and protect licensing and intellectual property rights necessary for the Company's technology and product development on terms favorable to the Company, (vi) recruit and retain highly talented professionals in a competitive job market, (vii) realize future revenues, (viii) maintain a timeline for clinical activity, (ix) obtain successful results of pending or future clinical trials, (x) continue to establish collaborative arrangements with third parties, and (xi) compete against the biotechnology and pharmaceutical industries. Further information on potential factors that could affect the Company's financial results are included in filings made by the Company from time to time with the Securities and Exchange Commission included in the section entitled "Risk Factors" contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (File No.000-14656).

      Overview

      Repligen develops new drugs for the treatment of neurological disease, organ transplantation and cancer. To expand our drug development program, on March 9, 1999, Repligen acquired the exclusive rights to patent applications for the use of secretin in the treatment of autism. Autism is a developmental disorder characterized by poor communication and social skills, negative behavior, irregular sleep patterns and diminished ability to learn. Secretin is a hormone produced in the small intestine which regulates the function of the pancreas as part of the process of digestion. A form of secretin derived from pigs is approved by the United States Food and Drug Administration for use in diagnosing problems with pancreatic function. Recent anecdotal reports indicate that secretin may have beneficial effects in treating autism, including improvements in sleep, digestive function, speech and social behavior. Following media reports of the potential benefits of secretin, more than 2,000 autistic children have been treated with the pig-derived hormone. We intend to manufacture a human, synthetic form of secretin and evaluate it in FDA approved clinical trials in order to confirm the benefits of secretin in treating autism and to determine the optimal dosing schedule. Currently there are no drugs approved by the FDA for the treatment of autism.

      Repligen also is developing a product named "CTLA4-Ig," which has been shown to suppress unwanted immune responses in animal models of organ transplants and autoimmune diseases, such as lupus or multiple sclerosis, in which the immune system mistakenly attacks the body. Our product candidate is a derivative of a natural protein whose role is to turn-off an immune response. In animal models of organ transplantation and autoimmune diseases, CTLA4-Ig has been shown to block the rejection of a transplanted organ or the effects of the autoimmune disease. Initial clinical testing of CTLA4-Ig has been carried out in patients receiving a bone marrow transplant, which is a potential cure for several diseases of the immune system, including leukemia, myeloma, lymphoma and sickle cell anemia. Despite the clinical success of bone marrow transplants, a significant number of patients experience a severe and potentially life-threatening complication known as Graft Versus Host Disease, in which the newly transplanted immune system attacks the host (i.e., the patient). In December 1998, investigators from the Dana-Farber Cancer Institute, a research hospital in Boston, reported that treatment of bone marrow from a family member who was taking CTLA4-Ig substantially reduced Graph Versus Host Disease in twelve transplant patients. Repligen intends to further evaluate CTLA4-Ig in bone marrow transplants for leukemia.

      Repligen develops, manufactures and markets products for the production of therapeutic antibodies. We currently market a line of products for the purification of antibodies based on a naturally occurring protein, Protein A, which can specifically bind to antibodies. In December 1998, Repligen entered into a ten year relationship to supply recombinant Protein A to Amersham Pharmacia Biotech, a leading supplier to the biopharmaceutical market.

      Results of Operations

      Revenues

      Total revenues for the three month period ended June 30, 1999 and 1998 were approximately $688,000 and $592,000, respectively, an increase of approximately $96,000 or 16%. This increase was largely attributable to increased research and development revenue.

      Research and development revenues for the three month period ended June 30, 1999 and 1998 were approximately $379,000 and $268,000, respectively, an increase of approximately $111,000 or 41%. This increase was largely attributable to a licensing payment received during the three months ended June 30, 1999 offset by decreased revenues associated with research collaborations on its drug discovery programs during the three months ended June 30, 1999.

      Product revenues for the three month period ended June 30, 1999 and 1998 were approximately $232,000 and $229,000, respectively, an increase of $3,000 or 1%. This increase is attributable to increased sales of Protein A products offset by decreased sales of reagent products.

      Investment income for the three month period ended June 30, 1999 and 1998 was approximately $47,000 and $62,000, respectively, a decrease of approximately $15,000 or 24%. This decrease is largely attributable to higher average funds available for investment and higher interest rates during the three months ended June 30, 1998. The Company completed its common stock financing on June 23, 1999.

      Other revenues for the three month period ended June 30, 1999 were approximately $31,000, a decrease of $2,000 or 6% from the comparable period ended June 30, 1998. This decrease is primarily due to the sale of equipment held by Repligen reported as other income in fiscal 1999.

      Expenses

      Total expenses for the three month period ended June 30, 1999 and 1998 increased to approximately $1,111,000 from $935,000, an increase of $176,000 or 18%.

      Research and development expenses for the three month period ended June 30, 1999 and 1998 were approximately $488,000 and $466,000, respectively, an increase of $22,000 or 5%. This increase reflects increased staffing in research and development as Repligen expands its investment in its drug development programs.

      Selling, general and administrative expenses for the three months ended June 30, 1999 and 1998 were approximately $426,000 and $357,000, respectively, an increase of $69,000 or 19%. This increase is attributable to increased costs in administrative salaries and associated benefits.

      Cost of products sold for the three months ended June 30, 1999 and 1998 were approximately $196,000 and $112,000, respectively, an increase of $84,000, or 75%. Cost of products sold in the three months ended June 30, 1999 and 1998 were 85% and 49%, respectively, of product revenues. This increase is largely attributable to costs associated with the startup of its manufacturing contract for AP Biotech during the three month period ended June 30, 1999.

      Liquidity and Capital Resources

      Repligen's total cash and cash equivalents increased to $11,817,000 at June 30, 1999 from $3,251,000 at March 31, 1999. This increase of $8,566,000 reflects $8,900,000 of proceeds resulting from the sale of Common Stock to certain investors through a private placement that closed during the three months ended June 30, 1999, offset by a net loss from operations incurred during the three month period ended June 30, 1999 of approximately $423,000, an increase in prepaid expenses of $86,000 and capital expenditures of $70,000, offset in part by the increase in accrued expenses and accounts payable of $108,000 and accounts receivable of $49,000. Working capital increased to $12,353,000 at June 30, 1999 from $3,860,000 at March 31, 1999.

      Repligen has entered into agreements with a number of collaborative partners and licensees. Under the terms of these agreements, Repligen may be eligible to receive research support, additional milestones or royalty revenue if these collaborations result in clinical evaluation and commercialization of products developed. Repligen can not be certain of the continuation of these collaborations or of receiving any future payments related to these agreements.

      While the cost of operations is anticipated to increase in fiscal 2000 as Repligen expands its investment in proprietary product development, Repligen believes that the private placement financing, yielding an aggregate of $8,900,000 in net proceeds will provide sufficient funding to satisfy its working capital and capital expenditure requirements for the next twenty-four months. Should Repligen need to secure additional financing to meet its future liquidity requirements, Repligen may not be able to secure such financing, or obtain such financing on favorable terms because of the volatile nature of the biotechnology market place.

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

      Repligen has recently begun interviewing various third parties, including vendors and suppliers of Repligen, to determine their exposure to Year 2000 issues, their anticipated risks and responses to those risks. To date, the third parties that have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in a time frame that meets Repligen's requirements. Even with the vendor compliance however, Repligen intends to continue to assess its exposure to Year 2000 noncompliance on the part of any of its material vendors. There can be no assurance that the vendor's systems will be Year 2000 compliant in a time frame satisfactory to Repligen.

      Repligen does not have a contingency plan in the event Year 2000 compliance cannot be achieved in a timely manner. A contingency plan will be developed immediately upon completion of Repligen's Year 2000 compliance assessment.

      Item 1. LEGAL PROCEEDINGS

      On July 17, 1998, Repligen filed a complaint at the United States District Court for the District of Massachusetts in Boston, Massachusetts seeking correction of inventorship of certain United States patents which claim compositions and methods of use for CTLA4 as well as unspecified monetary damages. A correction of inventorship would result in the University of Michigan being designated as a co-assignee on any corrected Bristol-Myers patent. Repligen would then have rights to such technology pursuant to a 1992 License Agreement with the University of Michigan, a 1995 Asset Acquisition Agreement with Genetics Institute, and other related agreements. On July 13, 1999, the court dismissed the complaint without prejudice citing a lack of legal standing of Repligen to bring such a complaint. We believe that the court's finding on standing was in error. The court did not rule on the validity of Repligen's inventorship claim. Repligen continues to believe that the University of Michigan is a rightful co-assignee of the aforesaid Bristol-Myers patents and we intend to continue to pursue the correction of inventorship. There can be no assurances that litigation will conclude in a result beneficial to Repligen, and failure to obtain shared ownership rights in the patents may restrict Repligen's ability to commercialize CTLA4-Ig.

      Item 2. CHANGES IN SECURITIES

      Pursuant to two stock purchase agreements dated as of April 30, 1999 and May 14, 1999, respectively, by and among Repligen and the respective parties thereto, Repligen issued to the parties thereto an aggregate of 3,600,000 shares of Common Stock of Repligen for an aggregate purchase price of $9 million. Based on the representations of the investing parties and a reasonable belief of Repligen that all such parties were "accredited" (as such term is defined in Rule 501 of the Securities Act of 1933) and that the parties were acquiring the shares of Common Stock of Repligen for investment and not with a view to the distribution thereof, Repligen consummated a private placement of the 3,600,000 shares of Common Stock of Repligen pursuant to Regulation D, Rule 506 of the Securities Act of 1933. Repligen closed the private placement transaction on June 23, 1999. There were no underwriters involved in such private placement transaction. Repligen will use the proceeds from the private placement transaction for working capital and other general corporate purposes. Repligen filed a registration statement with the Securities and Exchange Commission on Form S-3 on June 16, 1999 for the resale of the 3,600,000 shares of Common Stock of Repligen sold to the parties to the private placement transaction. The Securities and Exchange Commission declared such resale registration statement effective on June 23, 1999.

      Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits


      EXHIBIT            DESCRIPTION

      3.1 Restated Certificate of Incorporation, dated June 30, 1992 and filed July 13, 1992 (filed as Exhibit 4.12 to Repligen Corporation's Annual Report on Form 10-K File No. 0-14656 for the year ended March 31, 1993 and incorporated herein by reference).

      3.2 By-laws (filed as Exhibit 3.4 to Repligen Corporation's Form S-1 Registration Statement No. 33-3959 and incorporated herein by reference).

      4.1 Stock Purchase Agreement dated as of April 30, 1999, by and among Repligen Corporation and Wellington Management Company, LLP, as Investment Advisor to the investors listed on Schedule I thereto (previously filed as Exhibit 4.1 to Repligen's current report on Form 8-K on May 17, 1999 and incorporated herein by reference).

      4.2 Stock Purchase Agreement dated as of May 14, 1999, by and among Repligen Corporation and the investors listed on the Schedule I thereto (previously filed as Exhibit 4.2 to Repligen's current report on Form 8-K on May 17, 1999 and incorporated herein by reference).

      10.1* Supply Agreement dated as of May 26, 1999 by and between Repligen Corporation and Amersham Pharmacia Biotech AB (with certain confidential information deleted) (filed herewith).

      27.1               Financial Data Schedule (filed herewith)

      * The Appendixes to the Supply Agreement, included as Exhibit 10.1 hereto, are not being filed herewith. The Supply Agreement filed herewith contains a list briefly identifying the contents of all appendixes to such document. The Company undertakes to furnish a copy of any omitted appendix to the Commission upon request (except that Appendix C and D thereto shall remain confidential). Pursuant to Item 601 (b) (2) of Regulation S-K, set forth below is a list of the omitted appendixes.

    SUPPLY AGREEMENT                     (EXHIBIT 10.1 HERETO)

    Appendix A                           Biotech IPA Products

    Appendix B                           Certificate of Analysis

    Appendix C                           Price Schedule for First Contract Year

    Appendix D                           New Product

      (b)   Reports on Form 8-K

      1. Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 15, 1999 (amending Current Report on Form 8-K filed March 24, 1999) (description of transaction relating to acquisition of all rights to certain patent applications).

      2. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 1999 (description of private placement transaction relating to sale of common stock of the Company for an aggregate purchase price of $9 million).

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    REPLIGEN CORPORATION
                                    (Registrant)


Date: August 13, 1999           By: /s/ Walter C. Herlihy
                                    ------------------------------
                                    Chief Executive Officer and President,
                                    Principal Financial and Accounting Officer

                              Repligen Corporation
                                  Exhibit Index

   EXHIBIT           DESCRIPTION

   3.1 Restated Certificate of Incorporation, dated June 30, 1992 and filed July 13, 1992 (filed as Exhibit 4.12 to Repligen Corporation's Annual Report on Form 10-K File No. 0-14656 for the year ended March 31, 1993 and incorporated herein by reference).

   3.2 By-laws (filed as Exhibit 3.4 to Repligen Corporation's Form S-1 Registration Statement No. 33-3959 and incorporated herein by reference).

   4.1 Stock Purchase Agreement dated as of April 30, 1999, by and among Repligen Corporation and Wellington Management Company, LLP, as Investment Advisor to the investors listed on Schedule I thereto (previously filed as Exhibit 4.1 to Repligen's current report on Form 8-K on May 17, 1999 and incorporated herein by reference).

   4.2 Stock Purchase Agreement dated as of May 14, 1999, by and among Repligen Corporation and the investors listed on the
                     Schedule I thereto (previously filed as Exhibit 4.2 to Repligen's current report on Form 8-K on May 17, 1999 and incorporated herein by reference).

   10.1 Supply Agreement dated as of May 26, 1999 by and between Repligen Corporation and Amersham Pharmacia Biotech AB (with certain confidential information deleted) (filed herewith).

   27.1              Financial Data Schedule (filed herewith)