Form 10-Q
period 1999-09-30
REPLIGEN CORP
filed 1999-11-15
CIK 730272

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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
                                       ___   ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1999.

   COMMON STOCK, PAR VALUE $.01 PER SHARE                    22,320,310
   --------------------------------------                  ----------------
                Class                                      Number of Shares

                              REPLIGEN CORPORATION

                                      INDEX


                  PART I. FINANCIAL INFORMATION                                     PAGE



Item 1.       Financial Statements

              Balance Sheets as of September 30, 1999 (Unaudited)
              and March 31, 1999                                                      3

              Statements of Operations (Unaudited) for the Three and Six
              Months Ended September 30, 1999 and 1998                                4

              Statement of Cash Flows (Unaudited) for the Six Months
              Ended September 30, 1999 and 1998                                       5

              Notes to Financial Statements (Unaudited)                               6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                               9


                  PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                      12

Item 2.       Changes in Securities                                                  13

Item 3.       Defaults Upon Senior Securities
              None

Item 4.       Submissions of Matters to a Vote of Security Holders                   13

Item 5.       Other Information
              None

Item 6.       Exhibits and Reports on Form 8-K                                       14

Signature                                                                            15

Exhibit Index                                                                        16

Exhibits                                                                             17


  PART I.     FINANCIAL INFORMATION

  ITEM I.     FINANCIAL STATEMENTS


                              REPLIGEN CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

    ASSETS                                                      SEPTEMBER 30, 1999       MARCH 31, 1999
                                                                ------------------       --------------

Current assets:
  Cash and cash equivalents                                         $  10,912,517      $   3,250,751
  Accounts receivable                                                     487,522            429,720
  Inventories                                                             494,893            630,329
  Prepaid expenses and other current assets                               310,451            181,617
                                                                      ------------       ------------
    Total current assets                                               12,205,383          4,492,417
Property and equipment, at cost:
  Equipment                                                             1,089,331            944,644
  Furniture and fixtures                                                  155,890            101,376
  Leasehold improvements                                                  469,088            460,319
                                                                      ------------       ------------
                                                                        1,714,309          1,506,339
  Less: accumulated depreciation and amortization                       1,019,067            862,934
                                                                      ------------       ------------
                                                                          695,242            643,405

Other assets, net                                                          81,411             88,472
                                                                      ------------       ------------
                                                                    $  12,982,036      $   5,224,294
                                                                      ------------       ------------
                                                                      ------------       ------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $     209,987      $     268,708
  Accrued expenses                                                        308,370            313,926
  Unearned income                                                            --               49,969
                                                                      ------------       ------------
     Total current liabilities                                            518,357            632,603

Commitments and contingencies                                                --                 --

Stockholders' equity:
  Preferred stock, $.01 par value --authorized - 5,000,000
   shares --outstanding - none                                               --                 --
  Common stock, $.01 par value --authorized - 40,000,000 shares
     --outstanding - 21,872,085 shares at September 30, 1999
     and 18,264,285 shares at March 31, 1999
                                                                          218,720            182,642
  Additional paid-in capital                                          140,335,872        131,272,607
  Accumulated deficit                                                (128,090,913)      (126,863,558)
                                                                      ------------       ------------
     Total stockholders' equity                                        12,463,679          4,591,691
                                                                      ------------       ------------

                                                                    $  12,982,036      $   5,224,294
                                                                      ------------       ------------
                                                                      ------------       ------------



                 See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                         THREE MONTHS ENDED SEPTEMBER 30,         SIX MONTHS ENDED SEPTEMBER 30,
                                             1999              1998             1999                1998

Revenues:
Research and development                $    232,344     $    470,032     $    610,847     $    738,438
Product                                      578,996          197,010          811,466          426,149
Investment income                            156,247           57,491          202,784          119,182
Other                                         14,438           37,648           45,095           70,836
                                        ------------     ------------     ------------     ------------

                                             982,025          762,181        1,670,192        1,354,604

Costs and expenses:
Research and development                     733,045          464,955        1,221,248          931,025
Selling, general and administrative          767,214          354,311        1,193,383          711,243
Cost of products sold                        286,534          141,991          482,917          254,273

                                        ------------     ------------     ------------     ------------

                                           1,786,793          961,258        2,897,548        1,896,541
                                        ------------     ------------     ------------     ------------

Net loss                                $   (804,768)    $   (199,077)    $ (1,227,356)    $   (541,937)
                                        ------------     ------------     ------------     ------------
                                        ------------     ------------     ------------     ------------
Basic and diluted net loss per share    $      (0.04)    $      (0.01)    $      (0.06)    $      (0.03)
                                        ------------     ------------     ------------     ------------
                                        ------------     ------------     ------------     ------------
Basic and diluted weighted average        21,867,601       18,001,785       20,324,426       18,001,785
common shares outstanding
                                        ------------     ------------     ------------     ------------
                                        ------------     ------------     ------------     ------------



                 See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months Ended September 30,
                                                                     --------------------------------
                                                                        1999                     1998
                                                                       ------                    -----

Cash flows from operating activities
  Net loss                                                         $ (1,227,356)    $   (541,937)
  Adjustments to reconcile net loss to net cash
  used in operating activities -
  Depreciation and amortization                                         156,134          131,586
  Non cash charge for warrant issuance                                  188,265             --

Changes in assets and liabilities -
   Accounts receivable                                                  (57,802)        (247,862)
   Inventories                                                          135,436          (56,677)
   Prepaid expenses and other current assets                           (128,834)          79,115
   Accounts payable                                                     (58,721)          11,202
   Accrued expenses                                                      (5,556)         111,186
   Unearned income                                                      (49,969)         (33,332)
                                                                    ------------     -------------

     Net cash used in operating activities                           (1,048,403)        (546,719)

Cash flows from investing activities
   Purchases of property and equipment, at cost                        (207,970)         (78,951)
   Changes in other assets                                                7,061             --
                                                                    ------------     -------------
      Net cash used in investing activities                            (200,909)         (78,951)

Cash flows from financing activities:
   Net proceeds from the issuance of common stock and warrants,
   net of issuance costs                                              8,911,078             --
                                                                    ------------     -------------

      Net cash provided by financing activities                       8,911,078             --
                                                                    ------------     -------------

Net increase (decrease) in cash and cash equivalents                  7,661,766         (625,670)
Cash and cash equivalents, beginning of period                        3,250,751        4,725,544
                                                                    ------------     -------------
Cash and cash equivalents, end of period                           $ 10,912,517     $  4,099,874
                                                                    ------------     -------------
                                                                    ------------     -------------



                 See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly, the consolidated financial position, results of operations and cash flows of the Company. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

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

         2.       NET LOSS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 128, EARNINGS PER SHARE, effective December 15, 1998. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128, retroactively to all periods presented. Basic and diluted net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding at September 30, 1999 and 1998 excluded the potential common shares from warrants and stock options because to do so would be antidilutive for the periods presented. At September 30, 1999, there are 1,332,791 options outstanding with a weighted average exercise price of $1.94 and 3,307,050 warrants outstanding with a weighted average exercise price of $3.18. At September 30, 1998, there are 1,042,000 options outstanding with a weighted average exercise price of $1.34 and 2,832,000 warrants outstanding with a weighted average exercise price of $3.97.

         3.       CASH AND CASH EQUIVALENTS

         The Company considers highly liquid investments purchased with original maturities at the date of acquisition of three months or less to be cash equivalents. Cash equivalents consist of the following at September 30, 1999 and March 31, 1999:

                                                   Three Months Ended
                                         September 30,1999    March 31, 1999
                                            (Unaudited)

U.S. Government and Agency securities    $ 4,989,877          $ 1,197,624
Commercial paper                           3,963,497            1,136,119
Money markets                              1,797,830              802,755
Cash                                         161,313              114,253
                                          ----------           ----------
     Total cash and cash equivalents     $10,912,517          $ 3,250,751
                                          ----------           ----------
                                          ----------           ----------




         4.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                 September 30, 1999   March 31,1999
                                                   (Unaudited)

                Raw materials and work-in-process        $371,305       $412,480
                Finished goods                            123,587        217,849
                                                          -------        -------
                     Total                               $494,892       $630,329
                                                          -------        -------
                                                          -------        -------



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

         The following table represents the Company's revenue by country:

                           Three Months Ended              Six Months Ended
                              September 30,                  September 30,
                           1999            1998           1999           1998
                           ----            ----           ----           ----

    US                      61%             85%            59%            73%
    Europe                  38%             10%            39%            22%
    Other                    1%              5%             2%             5%
                           ----            ----           ---            ----
    Total                  100%            100%           100%           100%



         During the three months ended September 30,1999, there were three significant customers which accounted for approximately 12%, 10% and 11% of the Company's revenues or $118,000 $100,000 and $105,300, respectively. The related accounts receivable for these three customers at September 30, 1999 was $62,000, $0 and $47,000, respectively.

         7.       SALE OF SECURITIES

         Pursuant to stock purchase agreements dated April 30, 1999 and May 14, 1999, respectively, Repligen issued in a private placement an aggregate of 3,600,000 shares of Common Stock for an aggregate purchase price of approximately $9 million. Repligen closed the private placement transaction on June 23, 1999. There were no underwriters involved in such private placement transaction. Repligen filed a registration statement with the Securities and Exchange Commission on Form S-3 on June 16, 1999 for the resale of the 3,600,000 shares of Common Stock sold to the parties in the private placement transaction. The Securities and Exchange Commission declared such resale registration statement effective on June 23, 1999.

         8.       SUBSEQUENT EVENT

         In October 1999 the Company licensed commercialization rights to two diagnostic secretin products from ChiRhoClin Inc., a private company. These products have been evaluated in clinical trials for the diagnosis of pancreatic dysfunction and gastrinoma. A New Drug Application was filed with the FDA in May 1999 seeking approval to market synthetic porcine secretin for these applications. ChiRhoClin has also conducted clinical studies for these diagnostic indications with a human form of secretin which it intends to submit to the FDA in 2000. Under terms of the agreement, Repligen paid $1,000,000 upon execution of the agreement and, if the NDAs are approved, the Company will be required to pay future milestones and royalties.

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

         OVERVIEW

         Repligen develops new drugs for the treatment of autism, organ transplantation and cancer. To expand our drug development program, in March 1999, we acquired the exclusive rights to patent applications for the use of secretin in the treatment of autism. Autism is a developmental disorder characterized by poor communication and social skills, negative behavior, irregular sleep patterns and diminished ability to learn. Secretin is a hormone produced in the small intestine which regulates the function of the pancreas as part of the process of digestion. A form of secretin derived from pigs is approved by the United States Food and Drug Administration for use in diagnosing problems with pancreatic function. Recent anecdotal reports indicate that secretin may have beneficial effects in treating autism, including improvements in sleep, digestive function, speech and social behavior. Following media reports of the potential benefits of secretin, more than 2,000 autistic children have been treated with the pig-derived hormone. We intend to manufacture a human, synthetic form of secretin and evaluate it in FDA approved clinical trials in order to confirm the benefits of secretin in treating autism and to determine the optimal dosing schedule. Currently there are no drugs approved by the FDA for the treatment of autism.

         Repligen also is developing a product named "CTLA4-Ig," which has been shown to suppress unwanted immune responses in animal models of organ transplantation and autoimmune diseases, such as lupus or multiple sclerosis, in which the immune system mistakenly attacks the body. Our product candidate is a derivative of a natural protein whose role is to turn-off an immune response. In animal models of organ transplantation and autoimmune diseases, CTLA4-

Ig has been shown to block the rejection of a transplanted organ or the effects of the autoimmune disease. Initial clinical testing of CTLA4-Ig has been carried out in patients receiving a bone marrow transplant, which is a potential cure for several diseases of the immune system, including leukemia, myeloma, lymphoma and sickle cell anemia. Despite the clinical success of bone marrow transplants, a significant number of patients experience a severe and potentially life-threatening complication known as Graft Versus Host Disease, in which the newly transplanted immune system attacks the host (i.e., the patient). In June 1999, investigators from the Dana-Farber Cancer Institute, a research hospital in Boston, reported in the NEW ENGLAND JOURNAL OF MEDICINE that treatment of bone marrow from a family member with CTLA4-Ig prevented Graft Versus Host Disease in eight of eleven transplant patients. Repligen intends to further evaluate CTLA4-Ig in bone marrow transplantation for leukemia in collaboration with the National Cancer Institute.

         In October 1999 we licensed commercialization rights to two diagnostic secretin products from ChiRhoClin Inc., a private company. These products have been evaluated in clinical trials for the diagnosis of pancreatic dysfunction and gastrinoma. A New Drug Application was filed with the FDA in May 1999 seeking approval to market synthetic porcine secretin for these applications. ChiRhoClin has also conducted clinical studies for these diagnostic indications with a human form of secretin which it intends to submit to the FDA in 2000.

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

         RESULTS OF OPERATIONS

         REVENUES

          Total revenues for the three month period ended September 30, 1999 and 1998 were approximately $982,000 and $762,000, respectively, an increase of approximately $220,000 or 29%. This increase was largely attributable to increased product sales of recombinant Protein A and investment income. Year to date total revenues increased approximately $316,000, or 23%, to $1,670,000 at September 30,1999 from $1,355,000 at September 30,1998.

         Research and development revenues for the three month period ended September 30, 1999 and 1998 were approximately $232,000 and $470,000, respectively, a decrease of approximately $238,000 or 51%. The decrease in quarterly revenue was largely attributable to a licensing payment received during the three months ended September 30, 1998. Year to date revenues decreased approximately $128,000 or 17% as a result of the discontinuation of research collaborations on Repligen's drug discovery programs that generated revenue during the six months ended September 30, 1998.

         Product revenues for the three month period ended September 30, 1999 and 1998 were approximately $579,000 and $197,000, respectively, an increase of $382,000 or 194%. Year to date revenues increased 90% or approximately $385,000 to $811,000 from $426,000 at September 30, 1999 and 1998, respectively. This increase is attributable to increased sales of Protein A products during such periods.

         Investment income for the three month period ended September 30, 1999 and 1998 was approximately $156,000 and $57,000, respectively, an increase of approximately $99,000 or 173%. Year to date revenue increased 71% or approximately $84,000 to $203,000 from $119,000. These increases are largely attributable to higher average funds available for investment arising principally out of the completion of a private placement of common stock to certain investors of $8,900,000 on June 23, 1999.

         Other revenues for the three month period ended September 30, 1999 were approximately $15,000, a decrease of $23,000 or 61% from the comparable period ended September 30, 1998. Year to date revenue was $45,000 and $71,000 for the six months ended September 30, 1999 and 1998, respectively. This decrease is primarily due to sales of unused equipment during fiscal year 1999.

         EXPENSES

         Total expenses for the three month period ended September 30, 1999 and 1998 increased to approximately $1,787,000 from $961,000, an increase of $826,000 or 86%. For the six months ended September 30, 1999 and 1998, expenses were $2,898,000 and $1,897,000, respectively, an increase of $1,001,000 or 35%.

         Research and development expenses for the three month period ended September 30, 1999 and 1998 were approximately $733,000 and $465,000, respectively, an increase of $268,000 or 58%. Year to date expenses were $1,221,000 and $931,000 for the six month period September 30, 1999 and 1998, respectively. These increases reflect costs associated with its drug development programs for secretin and CTLA4-Ig.

         Selling, general and administrative expenses for the three months ended September 30, 1999 and 1998 were approximately $767,000 and $354,000, respectively, an increase of $413,000 or 117%. For the six month period ended September 30, 1999 and 1998, respectively, selling, general and administrative expenses were $1,193,000 and $711,000, respectively, an increase of $482,000 or 68%. This increase is attributable to non-recurring expenses associated with a financial advisory agreement with a shareholder, including a non-cash charge for the issuance of warrants exercisable for shares of Common Stock of Repligen pursuant to an agreement signed during the quarter ended September 30, 1999.

         Cost of products sold for the three months ended September 30, 1999 and 1998 were approximately $287,000 and $142,000, respectively, an increase of $145,000, or 102%. Year to date costs as of September 30, 1999 and 1998 were $483,000 and $254,000, an increase of $229,000 or 90%. This increase is largely attributable to costs associated with the commencement of its manufacturing contract for AP Biotech. Cost of products sold in the three months ended September 30, 1999 and 1998 were 50% and 72%, respectively, of product revenues and for the six months ended September 30, 1999 and 1998, 60% and 60%, respectively.

          LIQUIDITY AND CAPITAL RESOURCES

         Repligen's total cash and cash equivalents increased to $10,913,000 at September 30, 1999 from $3,251,000 at March 31, 1999. This increase of $7,662,000 reflects $8,900,000 of proceeds resulting from the sale of Common Stock of Repligen to certain investors through a private placement that closed during June 1999, offset by a net loss from operations incurred during the six month period ended September 30, 1999 of approximately $1,227,000, an increase in accounts receivable of $58,000 and an increase in accounts payable of $59,000. Working capital increased to $11,762,000 at September 30, 1999 from $3,860,000 at March 31, 1999.

         Repligen has entered into agreements with a number of collaborative partners and licensees. Under the terms of these agreements, Repligen may be eligible to receive research support, additional milestones or royalty revenue if these collaborations result in clinical evaluation and commercialization of products developed. The continuation of these collaborations or of receiving any future payments related to these agreements cannot be guaranteed.

         While Repligen anticipates that the cost of operations will increase in fiscal 2000 as Repligen expands its investment in proprietary product development, Repligen believes that the private placement financing, yielding an aggregate of $8,900,000 in net proceeds, will provide sufficient funding to satisfy Repligen's working capital and capital expenditure requirements for the next twenty-four months. Should Repligen need to secure additional financing to meet its future liquidity requirements, Repligen may not be able to secure such financing, or obtain such financing on favorable terms because of the volatile nature of the biotechnology market place.

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

         Repligen has recently interviewed various third parties, including vendors and suppliers of Repligen, to determine their exposure to Year 2000 issues, their anticipated risks and responses to those risks. To date, the third parties that have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in a time frame that meets Repligen's requirements. Even with the vendor compliance however, Repligen intends to continue to assess its exposure to Year 2000 noncompliance on the part of any of its material vendors. Repligen has no control, however, of whether the vendor's systems will be Year 2000 compliant in a time frame satisfactory to Repligen.

         Repligen is working to establish a contingency plan in the event Year 2000 compliance cannot be achieved in a timely manner. A contingency plan will be developed immediately upon completion of Repligen's Year 2000 compliance assessment.

PART II.              OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

         On July 17, 1998, Repligen filed a complaint against Bristol Meyers Squibb ("BMS") at the United States District Court for the District of Massachusetts in Boston, Massachusetts seeking correction of inventorship of certain United States patents which claim compositions and methods of use for CTLA4 as well as unspecified monetary damages. A correction of inventorship would result in the University of Michigan being designated as a co-assignee on any corrected BMS patent. Repligen would then have rights to such technology pursuant to a 1992 License Agreement with the University of Michigan, a 1995 Asset Acquisition Agreement with Genetics Institute, and other related agreements. On July 13, 1999, the court dismissed the complaint without prejudice citing a lack of legal standing of Repligen to bring such a complaint. We believe that the court's finding on standing was in error. The court did not rule on the validity of Repligen's inventorship claim. Repligen continues to believe that the University of Michigan is a rightful co-assignee of the aforesaid BMS patents and we intend to continue to pursue the correction of inventorship. Repligen's failure to obtain shared ownership rights in the patents may restrict Repligen's ability to commercialize CTLA4-Ig.

Item 2.           CHANGES IN SECURITIES

         Pursuant to a Financial Advisory Agreement dated as of July 15, 1999 by and between Repligen and Paramount Capital, Inc. ("Paramount"), Repligen engaged Paramount as a non-exclusive financial adviser for an initial period of twelve months from the date thereof. In exchange and as consideration for Paramount's financial services, Repligen paid to Paramount $100,000 in cash and issued to Paramount (and its designees) warrants to purchase an aggregate of 100,000 shares of Common Stock of Repligen (the "Warrants"). Each Warrant is exercisable at $2.75 per share at any time prior to July 15, 2004. Repligen also agreed to pay Paramount additional fees to be agreed upon between the parties upon the consummation of certain equity financing transactions as set forth in the Financial Advisory Agreement. Based on certain representations by Paramount, Repligen had a reasonable belief that Paramount (and its designees) were acquiring the Warrants (and the shares issuable upon exercise thereof) for investment and not for distribution and that of the ten designees receiving the Warrants, at least five were "accredited" (as such term is defined under Rule 501 of the Securities Act of 1933). Pursuant thereto, Repligen issued the Warrants to such designees in a private placement transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D, Rule 506 of the Securities Act of 1933. There were no underwriters in valued in such private placement transaction. Pursuant to the Financial Advisory Agreement, Repligen granted Paramount "piggy-back" registration rights with respect to the shares of Common Stock issuable upon exercise of the Warrants, and subject to the terms of the Financial Advisory Agreement, has agreed to register for resale the shares of Common Stock issuable upon exercise of the Warrants by May, 2000.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on September 16, 1999. At the Annual Meeting, the stockholders of the Company considered and acted upon a proposal to: (i) elect five members to the Board of Directors (ii) ratify the selection of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending March 31, 1999 and (iii) amend Repligen's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock, par value $.01 per share, from 30,000,000 shares to 40,000,000 shares.

         The Company had 21,868,085 shares of Common Stock of the Company issued and outstanding and entitled to vote as of the close of business on July 23, 1999, the record date established by the Board of Directors for the Annual Meeting. At the Annual Meeting, holders of a total of 17,432,216 shares of Common Stock or approximately 79% of all stockholders entitled to vote were present in person or represented by proxy. The following sets forth the information regarding the results of the voting at the Annual
     Meeting:

Proposal 1. Election of Directors:

      Directors                              Shares Voting        Shares Voting
                                                 in Favor            Against
                                                 --------            -------

      Robert J. Hennessey*                      17,339,046               93,170
      Alexander Rich, M.D.*                     17,319,986              112,230
      Paul Schimmel, Ph.D.*                     17,344,971               87,245
      Walter C. Herlihy, Ph.D.*                 17,343,171               89,045
      G. William Miller*                        17,344,971              112,230



* Incumbent

Proposal 2. Ratification of Selection of Arthur Andersen LLP as independent auditors:


      Shares voting in favor:                17,376,364
      Shares voting against:                     28,307
      Abstention:                                27,545



Proposal 3. Amend the Restated Certificate of Incorporation to increase the number of authorized shares from 30,000,000 shares to 40,000,000 shares:


      Shares voting in favor:                17,986,570
      Shares voting against:                    408,026
      Abstention:                                37,620



Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

       EXHIBIT           DESCRIPTION

         3.1             Restated Certificate of Incorporation, dated
                         June 30, 1992 and filed July 13, 1992, as amended (filed herewith)

         3.2             By-laws (filed as Exhibit 3.4 to Repligen
                         Corporation's Form S-1 Registration Statement
                         No. 33-3959 and incorporated herein by
                         reference).

         4.1          *  Form of Warrant Agreement (filed herewith)

       10.1          **  Financial Advisory Agreement with Paramount
                         Capital, Inc. (filed herewith)

       27.1              Financial Data Schedule (filed herewith)



* Repligen issued a Common Stock Purchase Warrant to ten designees of Paramount in connection with Paramount's services to Repligen. Each Warrant was identical except for the number of shares of Common Stock issuable upon exercise of such Warrant. ** The Exhibit A to the Financial Advisory Agreement, which is not attached to the Financial Advisory Agreement, is filed by Repligen as Exhibit
4.1 hereunder.

         (b)      Reports on Form 8-K

                  The Company filed no current reports on Form 8-K during the quarter covered by the report.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     REPLIGEN CORPORATION
                                     (Registrant)


   Date:  November 15, 1999          By: /s/ Walter C. Herlihy
                                         ---------------------
                                     Chief Executive Officer and President,
                                     Principal Financial and Accounting Officer

                              Repligen Corporation
                                  Exhibit Index


       EXHIBIT                     DESCRIPTION

         3.1                       Restated Certificate of Incorporation, dated
                                   June 30, 1992 and filed July 13, 1992, as amended (filed herewith)

         3.2                       By-laws (filed as Exhibit 3.4 to Repligen
                                   Corporation's Form S-1 Registration Statement
                                   No. 33-3959 and incorporated herein by
                                   reference).

         4.1                    *  Form of Warrant Agreement (filed herewith)

        10.1                    ** Financial Advisory Agreement with Paramount
                                   Capital, Inc. (filed herewith)

        27.1                       Financial Data Schedule (filed herewith)



* Repligen issued a Common Stock Purchase Warrant to ten designees of Paramount in connection with Paramount's services to Repligen. Each Warrant was identical except for the number of shares of Common Stock issuable upon exercise of such Warrant. ** The Exhibit A to the Financial Advisory Agreement, which is not attached to the Financial Advisory Agreement, is filed by Repligen as Exhibit
4.1 hereunder.