Form 10-Q
period 1999-12-31
REPLIGEN CORP
filed 2000-02-14
CIK 730272

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days. Yes /X/   No .
                                                        ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1999.


     COMMON STOCK, PAR VALUE $.01 PER SHARE           22,320,310
     --------------------------------------        ----------------
                 Class                             Number of Shares

                              REPLIGEN CORPORATION

                                      INDEX

                       PART I. FINANCIAL INFORMATION                                    PAGE

Item 1.       Financial Statements
              Balance Sheets as of December 31, 1999 and March 31, 1999 (Unaudited)      3

              Statements of Operations for the Three and Nine Months Ended
              December 31, 1999 and 1998 (Unaudited)                                     4

              Statement of Cash Flows for the Nine Months Ended
              December 31, 1999 and 1998 (Unaudited)                                     5

              Notes to Financial Statements (Unaudited)                                  6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                  8

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                          12

Item 2.       Changes in Securities                                                      12

Item 3.       Defaults Upon Senior Securities
              None

Item 4.       Submissions of Matters to a Vote of Security Holders
              None

Item 5.       Other Information
              None

Item 6.       Exhibits and Reports on Form 8-K                                           12

Signature                                                                                13

Exhibit Index                                                                            14

Exhibits                                                                                 15

  PART I.     FINANCIAL INFORMATION

   ITEM I.    FINANCIAL STATEMENTS


                              REPLIGEN CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

     ASSETS                                                     DECEMBER 31, 1999   MARCH 31, 1999
                                                                -----------------   --------------

Current assets:
  Cash and cash equivalents ...................................   $   9,295,868    $   3,250,751
  Accounts receivable .........................................         614,675          429,720
  Inventories .................................................         457,698          630,329
  Prepaid expenses and other current assets ...................         173,847          181,617
                                                                  -------------    -------------
    Total current assets ......................................      10,542,088        4,492,417

Property and equipment, at cost:
  Equipment ...................................................       1,092,831          944,644
  Furniture and fixtures ......................................         157,475          101,376
  Leasehold improvements ......................................         473,288          460,319
                                                                  -------------    -------------
                                                                      1,723,594        1,506,339
  Less: accumulated depreciation and amortization .............       1,103,051          862,934
                                                                  -------------    -------------
                                                                        620,543          643,405

Other assets, net .............................................          81,382           88,472
                                                                  -------------    -------------
                                                                  $  11,244,013    $   5,224,294
                                                                  =============    =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................   $     164,111    $     268,708
  Accrued expenses ............................................         346,577          313,926
  Unearned income .............................................              --           49,969
                                                                  -------------    -------------
     Total current liabilities ................................         510,688          632,603

Commitments and contingencies .................................              --               --

Stockholders' equity:
  Preferred stock, $.01 par value --authorized - 5,000,000
   shares --outstanding - none ................................              --               --
  Common stock, $.01 par value --authorized - 40,000,000 shares
     --outstanding - 22,322,310 shares at December 31, 1999 and
     18,264,285 shares at March 31, 1999 ......................         223,222          182,642

  Additional paid-in capital ..................................     140,335,660      131,272,607
  Accumulated deficit .........................................    (129,825,557)    (126,863,558)
                                                                  -------------    -------------
     Total stockholders' equity ...............................      10,733,325        4,591,691
                                                                  -------------    -------------
                                                                  $  11,244,013    $   5,224,294
                                                                  =============    =============

                 See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                          THREE-MONTHS ENDED DECEMBER 31,          NINE-MONTHS ENDED DECEMBER 31,
                                                                 1999               1998                1999              1998
                                                                 ----               ----                ----              ----
     Revenues:
     Product .......................................       $    558,028        $    248,723        $  1,369,494        $    674,872
     Research and development ......................            160,446             275,238             771,292           1,013,676
     Investment income .............................            131,406              50,730             334,191             169,912
     Other .........................................             14,438              14,437              59,532              85,274
                                                           ------------        ------------        ------------        ------------

                                                                864,318             589,128           2,534,509           1,943,734
                                                           ------------        ------------        ------------        ------------
     Costs and expenses:
     Research and development ......................          1,864,437             421,623           3,085,684           1,352,648
     Selling, general and administrative ...........            442,743             317,770           1,636,126           1,029,013
     Cost of products sold .........................            291,782             175,528             774,699             429,801
                                                           ------------        ------------        ------------        ------------
                                                              2,598,962             914,921           5,496,509           2,811,462
                                                           ------------        ------------        ------------        ------------

     Net loss ......................................       $ (1,734,644)       $   (325,793)       $ (2,962,000)       $   (867,728)
                                                           ============        ============        ============        ============

     Basic and diluted net loss per share ..........       $      (0.08)       $      (0.02)       $      (0.14)       $      (0.05)
                                                           ============        ============        ============        ============

     Basic and diluted weighted average
        common shares outstanding ..................         22,193,696          18,001,785          20,950,890          18,001,785
                                                           ============        ============        ============        ============

                 See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine-Months Ended December 31,
                                                                                --------------------------------------------
                                                                                            1999                1998
                                                                                --------------------      ------------------
Cash flows from operating activities
  Net loss .........................................................................      $(2,962,000)      $  (867,728)
  Adjustments to reconcile net loss to net cash used in operating activities -
  Depreciation and amortization ....................................................          240,118           198,437
  Non cash charge for warrant issuance .............................................          188,265                --

Changes in assets and liabilities -
   Accounts receivable .............................................................         (184,955)         (114,707)
   Inventories .....................................................................          172,632           (21,183)
   Prepaid expenses and other current assets .......................................            7,769          (110,111)
   Accounts payable ................................................................         (104,596)          (48,179)
   Accrued expenses ................................................................           32,652            48,499
   Unearned income .................................................................          (49,969)           27,418
                                                                                          -----------       -----------
     Net cash used in operating activities .........................................       (2,660,084)         (887,554)

Cash flows from investing activities
   Purchases of property and equipment, at cost ....................................         (217,257)         (141,357)
   Changes in other assets .........................................................            7,090
                                                                                          -----------       -----------
      Net cash used in investing activities ........................................         (210,167)         (141,357)

Cash flows from financing activities:
   Proceeds from the issuance of common stock and warrants, net of
   issuance costs ..................................................................        8,915,368                --
                                                                                          -----------       -----------
      Net cash provided by financing activities ....................................        8,915,368                --
                                                                                          -----------       -----------
Net increase (decrease) in cash and cash equivalents ...............................        6,045,117        (1,028,911)
Cash and cash equivalents, beginning of period .....................................        3,250,751         4,725,544
                                                                                          -----------       -----------
Cash and cash equivalents, end of period ...........................................      $ 9,295,868       $ 3,696,633
                                                                                          ===========       ===========

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

         2.       NET LOSS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 128, EARNINGS PER SHARE, effective December 15, 1998. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128, retroactively to all periods presented. Basic and diluted net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding at December 31, 1999 and 1998 excluded the potential common shares from warrants and stock options because to do so would be antidilutive for the periods presented. At December 31, 1999, there are 1,332,791 options outstanding with a weighted average exercise price of $1.83 and 3,307,050 warrants outstanding with a weighted average exercise price of $3.18. At December 31, 1998, there are 1,030,500 options outstanding with a weighted average exercise price of $1.34 and 2,832,000 warrants outstanding with a weighted average exercise price of $3.97.

         3.       CASH AND CASH EQUIVALENTS

         The Company considers highly liquid investments purchased with original maturities at the date of acquisition of three months or less to be cash equivalents. Cash equivalents consist of the following at December 31, 1999 and March 31, 1999:


                                                                Three Months Ended
                                                        December 31, 1999   March 31, 1999
                                                             (Unaudited)
     U.S. Government and Agency securities ................   $2,184,547   $1,197,624
     Commercial paper .....................................    4,824,225    1,136,119
     Money markets ........................................    2,044,889      802,755
     Cash .................................................      242,208      114,253
                                                              ----------   ----------
          Total cash and cash equivalents .................   $9,295,868   $3,250,751
                                                              ==========   ==========

         4.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                                                   Three Months Ended
                                                         December 31, 1999   March 31, 1999
                                                           (Unaudited)
                      Raw materials and work-in-process   $322,520             $412,480
                      Finished goods ..................    135,178              217,849
                                                          --------             --------
                           Total ......................   $457,698             $630,329
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

                                     Three Months Ended                     Nine Months Ended
                                         December 31,                         December 31,
                                                1999         1998           1999          1998
                                                ----         ----           ----          ----
    US ...............................           72%           60%           75%           63%
    Europe ...........................           23%           38%           22%           34%
    Other ............................            5%            2%            3%            3%
                                                ---           ---           ---           ----
    Total ............................          100%          100%          100%          100%

         During the three months ended December 31, 1999, there was one significant customer who accounted for approximately 30% of the Company's revenues or $270,000. The related accounts receivable for this customer at December 31, 1999 was $254,000. During the nine months ended December 31, 1999, there were two customers who account for approximately 18% and 15% of the Company's revenues.

         7.       SALE OF SECURITIES

         In October 1999, pursuant to a Common Stock and Warrant Purchase Agreement dated December 31, 1997, five accredited investors exercised warrants exercisable at $1.50 per share for an aggregate of 750,000 shares of Repligen common stock and aggregate consideration of $1,125,000. Because these investors exercised these warrants pursuant to the "net exercise" provision in the warrants, Repligen actually issued an aggregate of 425,775 shares of common stock to such investors upon exercise of the warrants and received no proceeds from such transaction. Based on representations of the investing parties and a reasonable belief by Repligen that all such parties were "accredited" (as such term is defined in Rule 501 of the Securities Act of 1933) and that the parties were acquiring the shares of common stock of Repligen for investment and not for resale, the Company issued these securities without registration in reliance upon Section 4(2) of the Securities Act of 1933. No underwriters were involved in the offer and sale of the securities.

         Pursuant to stock purchase agreements dated April 30, 1999 and May 14, 1999, respectively, Repligen issued to certain accredited investors in a private placement an aggregate of 3,600,000 shares of common stock for an aggregate purchase price of approximately $9 million, resulting in net proceeds to Repligen of approximately $8.9 million. Repligen closed the private placement transaction on June 23, 1999. There were no underwriters involved in such private placement transaction. Repligen filed a registration statement with the Securities and Exchange Commission on Form S-3 on June 16, 1999 for the resale of the 3,600,000 shares of Common Stock sold to the parties in the private placement transaction. The Securities and Exchange Commission declared such resale registration statement effective on June 23, 1999.

         8.       LICENSING AGREEMENT

         In October 1999, Repligen obtained a license from ChiRhoClin Inc., a private company to commercialize two diagnostic secretin products. These products have been evaluated in clinical trials for the diagnosis of pancreatic dysfunction and gastrinoma. A New Drug Application (NDA) was filed with the FDA in May 1999 seeking approval to market synthetic porcine secretin for these applications. ChiRhoClin has also conducted clinical studies for these diagnostic indications with a human form of secretin which ChiRhoClin intends to submit to the FDA in 2000. Under terms of the agreement, Repligen paid $1,000,000 upon execution of the agreement and, if the NDAs are approved, the Company will be required to pay future milestones in cash and Repligen common stock and royalties. The Company has expensed the $1 million payment at December 31, 1999 as the Company believes that a feasible application does not exist until NDA approval.

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

         OVERVIEW
         We develop new drugs for autism, organ transplantation and cancer. To expand our drug development program, on March 9, 1999, we acquired the exclusive rights to patent applications for the use of secretin in the treatment of autism. Autism is a developmental disorder characterized by poor communicative and social skills, repetitive and restricted behaviors and in some patients, gastrointestinal problems and irregular sleep patterns. Secretin is a hormone produced in the small intestine which regulates the function of the pancreas as part of the process of digestion. A form of secretin derived from pigs is approved by the FDA for use in diagnosing problems with pancreatic function. Recent anecdotal reports indicate that secretin may have beneficial effects in autism, including improvements in sleep, digestive function, communicative and social behavior. Following media reports of the potential benefits of secretin, more than 2,000 autistic children have been treated with the pig-derived hormone. We intend to manufacture a human, synthetic form of secretin and evaluate it in clinical trials in order to confirm the benefits of secretin in treating autism and to determine the optimal dosing schedule. There are currently no drugs approved by the FDA for the treatment of autism.

         In October 1999, Repligen obtained a license from ChiRhoClin Inc., a private company, to commercialize two diagnostic secretin products. These products have been evaluated in clinical trials for the diagnosis of pancreatic dysfunction and gastrinoma. A New Drug Application was filed with the FDA in May 1999 by ChiRhoClin, Inc. seeking approval to market synthetic porcine secretin for these applications. ChiRhoClin has also conducted clinical studies for these diagnostic indications with a human form of secretin which ChiRhoClin intends to submit to the FDA in 2000. Under terms of the agreement, Repligen made a payment of $1,000,000 upon execution of the agreement and, if the FDA approves the New Drug Applications, the agreement obligates Repligen to pay ChiRhoClin future milestones in cash and Repligen common stock and royalties.

         We are also developing a product named "CTLA4-Ig," which has been shown to suppress unwanted immune responses in animal models of organ transplants and autoimmune diseases, such as lupus or multiple sclerosis, in which the immune system mistakenly attacks the body. Our product candidate is a derivative of a natural protein whose role is to turn-off an immune response. In animal models of organ transplantation and autoimmune diseases, CTLA4-Ig has been shown to block the rejection of a transplanted organ or the effects of the autoimmune disease. Initial clinical testing of CTLA4-Ig has been carried out in patients receiving a bone marrow transplant, which is a potential cure for several diseases of the immune system, including leukemia, myeloma, lymphoma and sickle cell anemia. Despite the clinical success of bone marrow transplants, a significant number of patients experience a severe and potentially life-threatening complication known as Graft Versus Host Disease, in which the newly transplanted immune system attacks the host (i.e., the patient). In June 1999, results from a Phase 1 clinical trial reported that treatment of bone marrow from a family member with Repligen's CTLA4-Ig prevented Graft Versus Host Disease in eight of eleven transplant patients. In September 1999, we signed a Clinical Trial Agreement with the National Cancer Institute to further evaluate CTLA4-Ig in a Phase 2 trial in bone marrow transplantation for leukemia. Repligen has filed patent applications related to compositions of matter and methods of use of CTLA4-Ig including bone marrow transplant. Certain patents have been issued to Bristol-Myers Squibb Corporation relating to the use and manufacture of CTLA4-Ig. We believe that one of our licensees is co-inventor of one or more of these patents and that the patents issued to Bristol-Myers Squibb do not extend to the use of CTLA4-Ig in bone marrow transplantation.

         We develop, manufacture and market products for the production of therapeutic antibodies. We currently market a line of products for the purification of antibodies based on a naturally occurring protein, Protein A, which can specifically bind to antibodies. Repligen owns composition of matter patents for recombinant Protein A in the United States and in Europe. In December 1998, we entered into a ten year agreement to supply recombinant Protein A to Amersham Pharmacia Biotech, a leading supplier to the biopharmaceutical market.

         RESULTS OF OPERATIONS

         REVENUES
          Total revenues for the three month period ended December 31, 1999 and 1998 were approximately $864,000 and $589,000, respectively, an increase of approximately $275,000 or 47%. Year to date total revenues increased approximately $591,000, or 30%, to $2,535,000 at December 31, 1999 from $1,944,000 at December 31, 1998. This increase during the three and nine-months ended December 31, 1999 was largely attributable to increased product sales of recombinant Protein A and an increase in investment income due to higher average cash and cash equivalent balances.

         Research and development revenues for the three month period ended December 31, 1999 and 1998 were approximately $160,000 and $275,000, respectively, a decrease of approximately $115,000 or 42%. Year to date R&D revenues decreased approximately $243,000 or 24%, to approximately $771,000 from $1,014,000. This decrease during the three and nine-months ended December 31, 1999 is a result of the discontinuation of research collaborations on Repligen's drug discovery programs that generated revenue during the three and nine-months ended December 31, 1998.

         Product revenues for the three month period ended December 31, 1999 and 1998 were approximately $558,000 and $249,000, respectively, an increase of $309,000 or 124%. Year to date product revenues increased 103% or approximately $694,000 to $1,369,000 from $675,000 at December 31, 1999 and 1998, respectively. This increase during the three and nine-months ended December 31, 1999 is due to the initiation of product shipments to Amersham Pharmacia Biotech and strong demand from monoclonal antibody producers during such periods.

         Investment income for the three month period ended December 31, 1999 and 1998 was approximately $131,000 and $51,000, respectively, an increase of approximately $80,000 or 159%. Year to date investment revenue increased 97% or approximately $164,000 to $334,000 from $170,000. This increase during the three and nine-months ended December 31, 1999 is largely attributable to higher average funds available for investment arising principally out of the completion of a private placement of common stock to certain investors of $8,900,000 on June 23, 1999.

         Other revenues for the three-month period ended December 31, 1999 were approximately $15,000, the same as the comparable period ended December 31, 1998. Year to date revenue was $60,000 and $85,000 for the nine months ended December 31, 1999 and 1998, respectively. This decrease is primarily due to sales of unused equipment during fiscal year 1999.

         EXPENSES
         Total expenses for the three-month period ended December 31, 1999 and 1998 increased to approximately $2,599,000 from $915,000, an increase of $1,684,000 or 184%. For the nine months ended December 31, 1999 and 1998, expenses were $5,497,000 and $2,811,000, respectively, an increase of $2,686,000 or 96%. The increase in expenses during the three and nine-month period ended December 31, 1999 is attributable to our increased product development expenses and CRC's licensing fee.

         Research and development expenses for the three month period ended December 31, 1999 and 1998 were approximately $1,864,000 and $422,000, respectively, an increase of $1,442,000 or 342%. Year to date expenses were $3,086,000 and $1,353,000 for the nine month period December 31, 1999 and 1998, respectively. The increase in R&D expenses during the three and nine-months ended December 31, 1999 was largely attributable to the $1,000,000 payment associated with the licensing of two diagnostic secretin products. In addition, the increase in research and development expenses reflects increased costs associated with Repligen's drug development programs for secretin and CTLA4-Ig.

         Selling, general and administrative expenses for the three months ended December 31, 1999 and 1998 were approximately $443,000 and $318,000, respectively, an increase of $125,000 or 39%. For the nine-month period ended December 31, 1999 and 1998, selling, general and administrative expenses were $1,636,000 and $1,029,000, respectively, an increase of $607,000 or 59%. The increase in the three-month and nine-month period is a result of increased spending on shareholder services, legal and patent costs. In addition, included in the nine-month period ended December 31, 1999 is approximately $293,0000 of non-recurring expenses associated with a financial advisory agreement signed during the quarter ended September 30, 1999.

         Cost of products sold for the three months ended December 31, 1999 and 1998 were approximately $292,000 and $176,000, respectively, an increase of $116,000, or 66%. Year to date cost of products sold as of December 31, 1999 and 1998 were $775,000 and $430,000, an increase of $345,000 or 80%. Cost of products sold in the three months ended December 31, 1999 and 1998 were 52% and 71%, respectively, of product revenues. For the nine months ended December 31, 1999 and 1998, cost of products sold were 57% and 64% of product revenues, respectively. The decrease in cost of revenues as a percentage of revenues during the three and nine-months periods ended December 31, 1999 is due primarily to increased Protein A product sales offset by additional expenses associated with launch activities related to the Amersham Pharmacia manufacturing contract.

         LIQUIDITY AND CAPITAL RESOURCES
         Repligen's total cash and cash equivalents increased to $9,296,000 at December 31, 1999 from $3,251,000 at March 31, 1999. This increase of $6,045,000 reflects $8,900,000 of proceeds resulting from the sale of Common Stock of Repligen to certain investors through a private placement that closed during June 1999, offset by a net loss from operations incurred during the nine month period ended December 31, 1999 of approximately $2,962,000, an increase in accounts receivable of $185,000 and an increase in accounts payable of $56,000. Working capital increased to $10,031,000 at December 31, 1999 from $3,860,000 at March 31, 1999.

         Repligen has entered into agreements with a number of collaborative partners and licensees. Under the terms of these agreements, Repligen may be eligible to receive research support, additional milestones or royalty revenue if these collaborations result in clinical evaluation and commercialization of products developed. However, we cannot be sure that collaborations will continue or that we will receive any future payments related to these agreements. In addition, under terms of the agreement with ChiRhoClin, if the FDA approves the New Drug Applications, Repligen will be required to pay ChiRhoClin future milestones in cash and Repligen common stock and royalties.

         While Repligen anticipates that the cost of operations will increase in fiscal 2000 as Repligen expands its investment in proprietary product development, Repligen believes that it has sufficient funding to satisfy its working capital and capital expenditure requirements for the next twenty-four months. Should Repligen need to secure additional financing to meet its future liquidity requirements, Repligen may not be able to secure such financing, or obtain such financing on favorable terms because of the volatile nature of the biotechnology market place.

         YEAR 2000

         As of the date of this filing, we have not incurred any significant business disruptions as a result of year 2000 issues. However, while no such occurrence has developed, year 2000 issues that may arise related to key suppliers and service providers may not become apparent immediately. We have received assurances of year 2000 compliance from key suppliers. We have also received assurances from key service providers such as financial institutions as to their year 2000 readiness. We can provide no assurance that we will not be adversely affected by these suppliers and service providers due to noncompliance in the future.

PART II.              OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

         As reported in Form 10-Q dated for the period ended June 30, 1999, on July 17, 1998, Repligen filed a complaint against Bristol Myers Squibb ("BMS") at the United States District Court for the District of Massachusetts in Boston, Massachusetts seeking correction of inventorship of certain United States patents which claim compositions and methods of use for CTLA4 as well as unspecified monetary damages. A correction of inventorship would result in the University of Michigan being designated as a co-assignee on any corrected BMS patent. Repligen would then have rights to such technology pursuant to a 1992 License Agreement with the University of Michigan, a 1995 Asset Acquisition Agreement with Genetics Institute, and other related agreements. On July 13, 1999, the court dismissed the complaint without prejudice citing a lack of legal standing of Repligen to bring such a complaint. We believe that the court's finding on standing was in error. The court did not rule on the validity of Repligen's inventorship claim. Repligen continues to believe that the University of Michigan is a rightful co-assignee of the aforesaid BMS patents and we intend to continue to pursue the correction of inventorship. Repligen's failure to obtain shared ownership rights in the patents may restrict Repligen's ability to commercialize CTLA4-Ig. We have also filed our own patents related to compositions of matter and methods of use of CTLA4-Ig. In addition, we believe that the patents issued to Bristol-Myers Squibb do not extend to the use of CTLA4-Ig in bone marrow transplantation.

Item 2.           CHANGES IN SECURITIES

         In October 1999, pursuant to a Common Stock and Warrant Purchase Agreement dated December 31, 1997, five accredited investors exercised warrants exercisable at $1.50 per share for an aggregate of 750,000 shares of Repligen common stock and aggregate consideration of $1,125,000. Because these investors exercised these warrants pursuant to the "net exercise" provision in the warrants, Repligen actually issued an aggregate of 425,775 shares of common stock to such investors upon exercise of the warrants and received no proceeds from such transaction. Based on representations of the investing parties and a reasonable belief by Repligen that all such parties were "accredited" (as such term is defined in Rule 501 of the Securities Act of 1933) and that the parties were acquiring the shares of common stock of Repligen for investment and not for resale, the Company issued these securities without registration in reliance upon Section 4(2) of the Securities Act of 1933. No underwriters were involved in the offer and sale of the securities.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

       EXHIBIT          DESCRIPTION
         2.1         *  Licensing Agreement by and between ChiRhoClin Inc. and Repligen Corporation (filed herewith)
         3.1            Restated Certificate of Incorporation, dated
                        June 30, 1992 and filed July 13, 1992, as
                        amended (filed as Exhibit 3.1 to Repligen
                        Corporations 10-Q dated September 30, 1999)
         3.2            By-laws (filed as Exhibit 3.4 to Repligen Corporation's Form S-1 Registration Statement
                        No. 33-3959 and incorporated herein by reference)
        27.1            Financial Data Schedule (filed herewith)

        *Confidential Treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. Appendices 1, 2 and 3 to the Licensing Agreement included as EXHIBIT
2.1 are not being filed herewith. The Company undertakes to furnish a copy of an omitted Appendix to the Commission upon request (except that such Appendices shall remain confidential). Pursuant to Item 6.01(b)(2) of Regulation S-K, the Appendices are set forth below.

         LICENSE AGREEMENT                   EXHIBIT 2.1
         Appendix 1                          Confidentiality Agreement
         Appendix 2                          Activities of CRC
         Appendix 3                          Insurance Coverage

(b)      Reports on Form 8-K

1. Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 1999 (description of licensing agreement with ChiRhoClin Inc.).


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          REPLIGEN CORPORATION
                                          (Registrant)

   Date:  February 14, 2000           By: /S/ Walter C. Herlihy
                                          --------------------------
                                      Chief Executive Officer and President,
                                      Principal Financial and Accounting Officer

                              Repligen Corporation
                                  Exhibit Index


       EXHIBIT          DESCRIPTION
         2.1         *  Licensing Agreement by and between ChiRhoClin Inc. and Repligen Corporation
                        (filed herewith)
         3.1            Restated Certificate of Incorporation, dated June 30, 1992 and filed July 13,
                        1992, as amended (filed as Exhibit 3.1 to Repligen Corporations 10-Q dated
                        September 30, 1999)
         3.2            By-laws (filed as Exhibit 3.4 to Repligen Corporation's Form S-1 Registration
                        Statement No. 33-3959 and incorporated herein by reference)
        27.1            Financial Data Schedule (filed herewith)

        *Confidential Treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended. Appendices 1, 2 and 3 to the Licensing Agreement included as EXHIBIT
2.1 are not being filed herewith. The Company undertakes to furnish a copy of an omitted Appendix to the Commission upon request (except that such Appendices shall remain confidential). Pursuant to Item 6.01(b)(2) of Regulation S-K, the Appendices are set forth below.

         LICENSE AGREEMENT                   EXHIBIT 2.1
         Appendix 1                          Confidentiality Agreement
         Appendix 2                          Activities of CRC
         Appendix 3                          Insurance Coverage