Form 10-K
period 2000-03-31
REPLIGEN CORP
filed 2000-06-23
CIK 730272

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

                    For the fiscal year ended March 31, 2000

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

    Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    State the aggregate market value of the voting common equity held by non-affiliates of the Registrant. The aggregate market value, computed by reference to the closing sale price of such stock quoted on NASDAQ on June 15, 2000 was approximately $139,378,313.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 15, 2000: 26,548,250.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Company intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2000. Portions of such Proxy Statement are incorporated by reference in
Part III of this Form 10-K.

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

THE COMPANY

    Repligen Corporation ("Repligen") develops new drugs based on naturally occurring peptides and proteins for autism, organ transplantation and immune system diseases. Our lead therapeutic products are secretin for autism and CTLA4-Ig for organ transplantation and autoimmune diseases. We manufacture and market products based on Protein A for the purification of antibodies, and we own commercial rights to two products based on synthetic forms of secretin for the diagnosis of pancreatic function. Repligen was incorporated in March 1981, under the laws of the State of Delaware. Our principal executive officers are at 117 Fourth Avenue, Needham, Massachusetts 02494 and our telephone number is
(781) 449-9560.

SECRETIN FOR AUTISM

    Autism is a developmental disorder characterized by poor communication, impaired social interaction and repetitive behavior. Many autistic individuals also have irregular sleep patterns and gastrointestinal dysfunction. Secretin is a hormone produced in the small intestine which regulates the function of the pancreas as part of the process of digestion. A form of secretin derived from pigs is approved by the United States Food and Drug Administration ("FDA") for use in diagnosing problems with pancreatic function. Anecdotal reports indicate that secretin may have beneficial effects in some autistic children, including improvements in sleep, digestive function, communicative and social behavior. Following media reports of the potential benefits of secretin, more than 2,000 autistic children have been treated with the pig-derived hormone. In addition, several published reports indicate that some autistic children who have gastrointestinal dysfunction demonstrate improvements in these symptoms after treatment with secretin.

    We are conducting an FDA-approved clinical trial on a human, synthetic form of secretin in order to evaluate its potential benefits on the gastrointestinal, social and communicative symptoms of autism. This clinical trial is a double-blind, placebo-controlled study which will enroll up to 140 autistic children aged 3 to 6 at multiple sites in the United States. After extensive documentation of their autistic and gastrointestinal symptoms, each patient will receive three treatments and a thorough follow-up evaluation over a 10-week period. Patients will be assessed with multiple tools including video taping of structured play sessions, clinical and parent evaluations using accepted tools and a daily diary of symptoms. A secondary objective of our clinical trial is to assess changes in the patients' gastrointestinal symptoms following treatment.

    We have also initiated a research effort to better understand the biology of secretin and its mechanism of action in autistic patients. Analysis of patient samples to date has demonstrated physiological changes in some children treated with secretin. Similar analyses will be conducted on patients enrolled in the clinical trial which will be correlated with changes in autism symptomatology and gastrointestinal function.

    According to the American Society for Autism there are approximately 500,000 individuals affected by autism in the United States. There are currently no FDA approved drugs for the treatment of autism and no therapy which has been reported to improve the social or communicative deficits of autism.

    In February 2000, we were issued a U.S. patent for the use of secretin in the treatment of autism which will expire in 2018. Additional patent applications are currently being prosecuted in the United States, Europe and Japan.

CTLA4-IG FOR ORGAN TRANSPLANTATION

    We are also developing a product named "CTLA4-Ig," based on a natural regulator of the immune system. CTLA4-Ig has been shown in animal models to selectively block unwanted immune responses in organ transplantation and several autoimmune diseases. Initial clinical testing of CTLA4-Ig was carried out in patients receiving a bone marrow transplant, which is a potential cure for several diseases of the immune system including leukemia, myeloma, lymphoma and sickle cell anemia.

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

    In June 1999, the results of a Phase 1 clinical trial of CTLA4-Ig in bone marrow transplantation were published in the NEW ENGLAND JOURNAL OF MEDICINE. The trial involved eleven patients who received bone marrow from family members who were only partially genetically matched with the patient. The results demonstrated that treatment of bone marrow from a genetically "mismatched" family member with CTLA4-Ig prior to transplantation substantially reduced the incidence of GVHD. We intend to further evaluate CTLA4-Ig in bone marrow transplantation and expand its clinical evaluation to selected auto-immune disease patients.

    We believe that the University of Michigan and Repligen have rights to certain U.S. patents on CTLA4 which have been issued to Bristol-Myers Squibb Company. We have filed our own patents related to compositions of matter and methods of use of CTLA4-Ig and licensed a patent application claiming the use of CTLA4-Ig in immune diseases. (For more information on our intellectual property rights to CTLA4-Ig, please see "Patents, Licenses and Proprietary Rights" and "Legal Proceedings")

PROTEIN A PRODUCTS FOR ANTIBODY MANUFACTURING

    Protein A is a naturally occurring protein used in the purification of antibodies. Virtually all therapeutic monoclonal antibodies are manufactured by a process in which an impure mixture containing the desired antibody product is passed over a solid support to which Protein A has been chemically attached (immobilized). The immobilized Protein A binds the antibody product while other impurities are washed away. The antibody is then recovered from the support in a substantially purified form.

    We manufacture and market recombinant Protein A (rProtein A-TM-). Our primary customers incorporate our product into their proprietary antibody purification systems which they sell directly to the biopharmaceutical industry. We also manufacture an immobilized rProtein A-TM- product which is marketed by Amersham Pharmacia Biotech. Substantially all of our product sales for the last three years have been sales of rProtein A-TM-.

    In the past three years, the sales of therapeutic antibody products have increased from $300 million in 1997 to $1.2 billion in 1999. This growth is based on new therapeutic antibody products including
Rituxin-Registered Trademark- for lymphoma, Herceptin-TM- for breast cancer, Synagis-TM- for RSV infection, Remicade-TM- for Crohn's disease and Enbrel-TM-for arthritis. There are more than 60 additional monoclonal antibodies in various stages of clinical testing which may lead to additional growth of the antibody market and in the demand for rProtein A-TM-.

    We own a patent in the U.S. covering the manufacture of recombinant Protein A which expires in 2009. Similar patents have been issued to us in certain European countries and Japan which expire in 2002.

SECRETIN DIAGNOSTIC PRODUCTS

    In October 1999, we acquired the rights to two diagnostic products based on synthetic forms of porcine and human secretin from ChiRhoClin, Inc., a private company. Both of these products have been evaluated in clinical trials for their safety and efficacy in diagnosing pancreatic function and gastrinoma. A New Drug Application for each product has been filed with the FDA. In March 2000, the FDA issued an "approvable letter" for the use of synthetic porcine secretin in the diagnosis of pancreatic function. Final approval to market this product will be based on a satisfactory response to questions raised by the FDA.

    We intend to market these diagnostic products directly to gastroenterologists in the U.S. The FDA has granted both products Orphan Drug Status which means that they will each have a seven year period of exclusivity following final approval of the NDA.

REPLIGEN'S BUSINESS STRATEGY

    Our primary objective is to develop drugs based on naturally-occurring proteins and peptides. By harnessing the natural actions of these compounds, it may be possible to modify a disease process in a specific way and with a minimum of toxicity. We intend to maintain the rights to our lead product candidates, secretin and CTLA4-Ig, through "proof of efficacy" clinical trials. After demonstration of a product candidate's therapeutic potential, we may seek a biotechnology or pharmaceutical partner for further clinical development or commercialization of our product candidates.

    We seek to control our operating losses by out-sourcing certain aspects of clinical product development and manufacturing. In addition, we seek to offset some of the expenses associated with product development with profits from the sales of Protein A products and, pending FDA approval, secretin diagnostic products. We intend to seek additional current product opportunities to increase our current product revenues as we increase expenditures on clinical development of our therapeutic products.

SALES AND MARKETING

    We sell our rProtein A-TM- products primarily through value-added resellers including Amersham Pharmacia Biotech, AB ("APBiotech"), PE Biosystems, Inc. and Millipore Corporation, and through distributors in certain foreign markets. Pending approval by the FDA, we intend to market our secretin diagnostic products directly to gastroenterologists in the United States.

CUSTOMERS

    Customers for our Protein A products include chromatography companies, diagnostics companies, biopharmaceutical companies and laboratory researchers. During fiscal 2000, customers that accounted for more than 10% of our total revenues were APBiotech, PE Biosystems Inc. and Millipore Corporation.

EMPLOYEES

    As of June 15, 2000, we had 27 employees. Of the 27 employees, 18 were engaged in research, development and manufacturing and 9 in administrative and marketing functions. Doctorates or other advanced degrees are held by 7 of our employees. Each of our employees has signed a confidentiality agreement. Our employees are not covered by a collective bargaining agreement.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

    Our policy is to seek patent protection for our significant proprietary products. We pursue patent protection in the United States and file corresponding patent applications in relevant foreign jurisdictions. We believe that patents are an important element in the protection of our competitive and proprietary position, but other elements, including trade secrets, orphan drug status and know-how, are also important. We own or have exclusive rights to more than 16 U.S. patents and corresponding foreign equivalents. In addition, we have 14 U.S. patent applications pending. The invalidation of key patents owned or licensed by us or the failure of patents to issue on pending patent applications could create increased competition, with potential adverse effects on our business prospects.

    In March 1999, we acquired the rights to certain patent applications claiming the therapeutic use of secretin to treat autism and other pervasive developmental disorders. In February 2000, we received an U.S. patent covering the use of secretin in the treatment of autism or the symptoms of autism which will expire in 2018. Additional related patent applications are currently being prosecuted in the U.S. and key foreign markets.

    As part of our program to develop drugs directed to the immune cell receptors known as CD28, B7 and CTLA4 (costimulatory factors), we licensed the rights to certain patent applications from the University of Michigan in 1992. In addition, we independently filed additional patent applications based on internal and collaborative research findings. In September 1995, we assigned these patent rights to Genetics Institute, Inc. In January 1996, Genetics Institute, Inc. returned the rights to CTLA4-Ig to us. In November 1999, we executed an agreement with Genetics Institute and the University of Michigan which confirmed the prior transfer of certain CTLA4-Ig related rights from Genetics Institute to the University of Michigan and the exclusive license of those rights to us. We also received an unrestricted right to sub-license our CTLA4-Ig rights. In May 2000, we purchased the rights to a patent application claiming the use of CTLA4-Ig in the treatment of diseases of the immune system from Tolerance Therapeutics, LLC.

    We own U.S. and European patents covering recombinant Protein A which expire in 2009 and 2002 respectively. We also own rights to modified forms of Protein A which were licensed to APBiotech in December 1998 as part of a ten year agreement covering the supply of recombinant Protein A to APBiotech.

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

COMPETITION

    Our Protein A products compete on the basis of quality, performance, cost effectiveness, and application suitability with numerous established technologies for protein purification. Additional products using new technologies which may be competitive with our products may also be introduced. Many of the companies selling or developing competitive products have financial, manufacturing and distribution resources significantly greater than ours.

    The field of drug development in which we are involved is characterized by rapid technological change. New developments are expected to continue at a rapid pace in both industry and academia. There are many companies, both public and private, including large pharmaceutical companies, chemical companies and specialized biotechnology companies, engaged in developing products competitive with products that we have under development. Many of these companies have greater capital, human resources, research and development, manufacturing and marketing experience than we do. They may succeed in developing products that are more effective or less costly than any that we may develop. These competitors may also prove to be more successful than we are in production and marketing. In addition, academic, government and industry-based research is intense, resulting in considerable competition in obtaining qualified research personnel, submitting patent filings for protection of intellectual property rights and establishing corporate strategic alliances. We can not be certain that research, discoveries and commercial developments by others will not render any of our programs or potential products noncompetitive.

MANUFACTURING

    We manufacture our rProtein A-TM- products from a recombinant strain of E. COLI. Certain fermentation and recovery operations are carried out by third parties under supply agreements. The purification, immobilization, packaging and quality control testing of rProtein A-TM- are conducted at our facilities in Needham, Massachusetts. (For more information about our manufacturing facilities, please see "Description of Property.") We maintain an active quality assurance effort to support the regulatory requirements of our customers. Our secretin diagnostic product is purchased from ChiRhoClin, Inc. who manufactures it through third party contractors.

GOVERNMENT REGULATION

    The development of drug candidates such as secretin or CTLA4-Ig by us or our collaborative partners are subject to regulation in the United States by the FDA and abroad by foreign equivalents. Product development and approval within the FDA regulatory framework usually takes a significant number of years, involves the expenditure of substantial capital resources and timelines for development are uncertain.

    Before clinical testing in the United States of any drug candidate may begin, FDA requirements for preclinical efficacy and safety must be completed. Required toxicity testing typically involves characterization of the drug candidate in several animal species. Safety and efficacy data are submitted to the FDA as part of an Investigational New Drug Application ("IND") and are reviewed by the FDA prior to the commencement of human clinical trials.

    Clinical trials involve the administration of the drug to human volunteers or patients under the supervision of a qualified investigator, usually a physician, with an FDA-reviewed protocol. Human clinical trials are typically conducted in three sequential phases:

    - Phase I clinical trials represent the initial administration of the investigational drug to a small group of human subjects to test for safety (adverse effects), dose tolerance, absorption, biodistribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence regarding efficacy.

    - Phase II clinical trials typically involve a small sample of the actual intended patient population and seek to assess the efficacy of the drug for specific targeted indications, to determine dose tolerance and the optimal dose range, and to gather additional information relating to safety and potential adverse effects.

    - Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase III clinical trials are initiated to establish further clinical safety and efficacy of the investigational drug in a broader sample of the general patient population at multiple study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for product approval. The Phase III clinical development program consists of expanded, large-scale studies of patients with the target disease or disorder, to obtain definitive statistical evidence of the efficacy and safety of the proposed product.

    All data obtained from a comprehensive development program are submitted in a NDA to the FDA and the corresponding agencies in other countries for review and approval. The NDA includes information pertaining to clinical studies and the manufacture of the new drug. Review of an NDA by the FDA can be a time-consuming process and the FDA may request that we submit additional data or carry out additional studies.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE UNAWARE OF OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY BECOME IMPORTANT FACTORS THAT AFFECT REPLIGEN.

WE MAY BE DEPENDENT ON OUR COLLABORATIVE PARTNERS TO DEVELOP, CONDUCT CLINICAL TRIALS FOR, AND MANUFACTURE, MARKET AND SELL OUR PRINCIPAL PRODUCTS.

    We conduct some of our development activities, and may conduct most of our commercialization activities, through collaborations. Our collaborations are heavily dependent on the efforts and activities of our collaborative partners. Our existing and any future collaborations may not be scientifically or commercially successful.

    For example, if any of our collaborative partners were to breach or terminate an agreement with us, reduce its funding or otherwise fail to conduct the collaboration successfully, we may need to devote additional internal resources to the program that is the subject of the collaboration, scale back or terminate the program or seek an alternative partner.

THE MARKET MAY NOT BE RECEPTIVE TO OUR PRODUCTS UPON THEIR INTRODUCTION.

    The commercial success of our products that are approved for marketing will depend upon their acceptance by the medical community and third party payors as being clinically useful, cost effective and safe. All of the products that we are developing are based upon new technologies or therapeutic approaches. As a result, it is hard to predict market acceptance of our products.

    Other factors that we believe will materially affect market acceptance of our products and services include:

    - the timing of receipt of marketing approvals and the countries in which such approvals are obtained;

    - the safety, efficacy and ease of administration of our products;

    - the success of physician education programs; and

    - the availability of government and third party payor reimbursement of our products.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES, WE EXPECT TO CONTINUE TO INCUR LOSSES AND WE WILL NOT BE SUCCESSFUL UNTIL WE REVERSE THIS TREND.

    We have incurred losses in each year since our founding in 1981. We expect to continue to incur operating losses for the foreseeable future.

    While we generate revenue from product sales, this revenue is not sufficient to cover the costs of our clinical trials and drug development programs. We expect to increase our spending significantly as we continue to expand our research and development programs and commercialization activities. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business.

IF WE DO NOT OBTAIN ADDITIONAL CAPITAL FOR OUR DRUG DEVELOPMENT PROGRAMS, WE WILL BE UNABLE TO DEVELOP OR DISCOVER NEW DRUGS.

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

IF OUR CLINICAL TRIALS ARE NOT SUCCESSFUL, WE WILL NOT BE ABLE TO DEVELOP AND COMMERCIALIZE ANY RELATED PRODUCTS.

    In order to obtain regulatory approvals for the commercial sale of our future products, we and our collaborative partners will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of the products. We have limited experience in conducting clinical trials.

    The submission of an IND may not result in FDA authorization to commence clinical trials. If clinical trials begin, we or our collaborative partners may not complete testing successfully within any specific time period, if at all, with respect to any of our products. Furthermore, we, our collaborative partners, or the FDA, may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to unacceptable health risks. Clinical trials, if completed, may not show any potential product to be safe or effective. Thus, the FDA and other regulatory authorities may not approve any of our potential products for any indication.

    The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, and the existence of competitive clinical trials. Delays in planned patient enrollment may result in increased costs and program delays.

WE MAY NOT OBTAIN REGULATORY APPROVALS; THE APPROVAL PROCESS IS COSTLY AND LENGTHY.

    We must obtain regulatory approval for our ongoing development activities and before marketing or selling any of our future products. We may not receive regulatory approvals to conduct clinical trials of our products or to manufacture or market our products. In addition, regulatory agencies may not grant such approvals on a timely basis or may revoke previously granted approvals.

    The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. The time required for FDA and other clearances or approvals is uncertain and typically takes a number of years, depending on the complexity and novelty of the product. Our analysis of data obtained from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Any delay in obtaining or failure to obtain required clearance or approvals could materially adversely affect our ability to generate revenues from the affected product. We have only limited experience in filing and prosecuting applications necessary to gain regulatory approvals.

    We also are subject to numerous foreign regulatory requirements governing the design and conduct of the clinical trials and the manufacturing and marketing of our future products. The approval procedure varies among countries. The time required to obtain foreign approvals often differs from that required to obtain FDA approvals. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries.

    All of the foregoing regulatory risks also are applicable to development, manufacturing and marketing undertaken by our collaborative partners or other third parties.

EVEN IF WE OBTAIN MARKETING APPROVAL, OUR PRODUCTS WILL BE SUBJECT TO ONGOING REGULATORY REVIEW WHICH WILL BE EXPENSIVE AND MAY EFFECT OUR ABILITY TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCTS.

    Even if we receive regulatory approval of a product, such approval may be subject to limitations on the indicated uses for which the product may be marketed, which may limit the size of the market for the product or contain requirements for costly post-marketing follow-up studies. The manufacturer of our products for which we have obtained marketing approval will be subject to continued review and periodic inspections by the FDA and other regulatory authorities. The subsequent discovery of previously unknown problems with the product, clinical trial subjects, or with the manufacturer or facility, may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

    If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

IF WE ARE UNABLE TO OBTAIN AND MAINTAIN PATENTS FOR OUR PRODUCTS, WE WILL NOT BE ABLE TO SUCCEED COMMERCIALLY.

    We must obtain and maintain patent and trade secret protection for our products and processes in order to protect them from unauthorized use and to produce a financial return consistent with the significant time and expense required to bring our products to market. Our success will depend, in part, on our ability to:

    - obtain and maintain patent protection for our products and manufacturing processes;

    - preserve our trade secrets; and

    - operate without infringing the proprietary rights of third parties.

    We can not be sure that any patent applications relating to our products that we will file in the future or that any currently pending applications will issue on a timely basis, if ever. Since patent applications in the United States are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. Even if patents are issued, the degree of protection afforded by such patents will depend upon the:

    - scope of the patent claims;

    - validity and enforceability of the claims obtained in such patents; and

    - our willingness and financial ability to enforce and/or defend them.

    The patent position of biotechnology and pharmaceutical firms is often highly uncertain and usually involves complex legal and scientific questions. Moreover, no consistent policy has emerged in the United States and in many other countries regarding the breadth of claims allowed in biotechnology patents. Patents which may be granted to us in certain foreign countries may be subject to opposition proceedings brought by third parties or result in suits by us which may be costly and result in adverse consequences for us.

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

WE MAY BECOME INVOLVED IN EXPENSIVE PATENT LITIGATION OR OTHER INTELLECTUAL PROPERTY PROCEEDINGS WHICH COULD RESULT IN LIABILITY FOR DAMAGES OR STOP OUR DEVELOPMENT AND COMMERCIALIZATION EFFORTS.

    There has been substantial litigation and other proceedings regarding the complex patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We may become a party to patent litigation or other proceedings regarding intellectual property rights.

    Other types of situations in which we may become involved in patent litigation or other intellectual property proceedings include:

    - We may initiate litigation or other proceedings against third parties to enforce our patent rights.

    - We may initiate litigation or other proceedings against third parties to seek to invalidate the patents held by such third parties or to obtain a judgment that our products or services do not infringe such third parties' patents.

    - If our competitors file patent applications that claim technology also claimed by us, we may participate in interference or opposition proceedings to determine the priority of invention.

    - If third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we will need to defend against such claims.

    The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the cost of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If a patent litigation or other intellectual property proceeding is resolved unfavorably to us, we or our collaborative partners may be enjoined from manufacturing or selling our products and services without a license from the other party and be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all.

    Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

WE HAVE LIMITED SALES AND MARKETING EXPERIENCE AND CAPABILITIES.

    We have limited sales, marketing and distribution experience and capabilities. We may, in some instances, rely significantly on sales, marketing and distribution arrangements with our collaborative partners and other third parties. In these instances, our future revenues will be materially dependent upon the success of the efforts of these third parties.

    If in the future we determine to perform sales, marketing and distribution functions ourselves, we would face a number of additional risks, including:

    - we may not be able to attract and build a significant marketing staff or sales force;

    - the cost of establishing a marketing staff or sales force may not be justifiable in light of any product revenues; and

    - our direct sales and marketing efforts may not be successful.

WE HAVE LIMITED MANUFACTURING CAPABILITIES AND WILL BE DEPENDENT ON THIRD PARTY MANUFACTURERS.

    We have limited manufacturing experience and no commercial or pilot scale manufacturing facilities for the production of pharmaceuticals. In order to continue to develop pharmaceutical products, apply for regulatory approvals and, ultimately, commercialize any products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities.

    We currently rely upon third parties to produce material for preclinical and clinical testing purposes and expect to continue to do so in the future. We also expect to rely upon third parties, including our collaborative partners, to produce materials required for the commercial production of certain of our products if we succeed in obtaining necessary regulatory approvals. There are a limited number of manufacturers that operate under the FDA's regulations for good manufacturing practices which are capable of manufacturing for us. However, if we are unable to arrange for third party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

    To the extent that we enter into manufacturing arrangements with third parties, we are dependent upon these third parties to perform their obligations in a timely manner. If such third party suppliers fail to perform their obligations, we may be adversely affected in a number of ways, including:

    - we may not be able to meet commercial demands for our products;

    - we may not be able to initiate or continue clinical trials of products that are under development; and

    - we may be delayed in submitting applications for regulatory approvals for our products.

    The manufacture of products by us and our collaborative partners and suppliers is subject to regulation by the FDA and comparable agencies in foreign countries. Delay in complying or failure to comply with such manufacturing requirements could materially adversely affect the marketing of our products.

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

OUR STOCK PRICE COULD BE VOLATILE, WHICH COULD CAUSE YOU TO LOSE PART OR ALL OF YOUR INVESTMENT.

    The market price of our common stock, like that of the common stock of many other development stage biotechnology companies, may be highly volatile. In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many biotechnology and pharmaceutical companies for reasons frequently unrelated to or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

    Our executive office, research and manufacturing facilities are located at 117 Fourth Avenue in Needham, Massachusetts. We occupy approximately 15,000 square feet under a six-year sublease which expires on April 30, 2002.

    In April 2000, we terminated a lease for 10,500 square feet of laboratory space that had been subleased, located at 83 Rogers Street, Cambridge, Massachusetts.

ITEM 3. LEGAL PROCEEDINGS

    In July 1998, we filed a complaint against Bristol-Myers Squibb Company ("BMS") at the United States District Court for the District of Massachusetts in Boston, Massachusetts seeking correction of inventorship of certain United States patents which claim compositions and methods of use for CTLA4-Ig as well as unspecified monetary damages. A correction of inventorship would result in the University of Michigan being designated as a co-assignee on any corrected BMS patent. Repligen would then have rights to such technology pursuant to our 1992 License Agreement with the University of Michigan. In July 1999, the court dismissed the complaint without prejudice citing a lack of legal standing of Repligen to bring such a complaint. We believe that the court's finding on standing was in error. The court did not rule on the validity of Repligen's inventorship claim. Repligen continues to believe that the University of Michigan is a rightful co-assignee of the aforesaid BMS patents and we intend to continue to pursue the correction of inventorship. Repligen's failure to obtain shared ownership rights in the patents may restrict Repligen's ability to commercialize CTLA4-Ig.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of our security holders of the Company through solicitation of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Our Common Stock is traded over-the-counter on the Nasdaq National Market under the symbol "RGEN". The following table sets forth for the periods indicated the high and low closing prices for the Common Stock as reported by
Nasdaq:

                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR 2000
Fourth Quarter..............................................  $16.625     $3.000
Third Quarter...............................................    4.750      2.875
Second Quarter..............................................    3.125      2.375
First Quarter...............................................    3.313      2.625

FISCAL YEAR 1999
Fourth Quarter..............................................  $ 3.063     $1.250
Third Quarter...............................................    1.781      1.000
Second Quarter..............................................    1.656      1.219
First Quarter...............................................    3.000      1.188

STOCKHOLDERS AND DIVIDENDS

    As of June 15, 2000 there were approximately 1,023 stockholders of record of our Common Stock, excluding stockholders whose shares were held in nominee name. We have not paid any dividends since our inception and do not intend to pay any dividends on our Common Stock in the foreseeable future.

RECENT SALES OF SECURITIES

    On March 9, 2000, we sold an aggregate of 2,598,927 shares of our common stock to investors at $8.625 per share for an aggregate consideration of $22.4 million in a private placement pursuant to a stock purchase agreement by and among the investors and us. Based on the representations of the investing parties and our reasonable belief that all such parties were "accredited" (as such term is defined in Rule 501 of the Securities Act of 1933) and that the parties were acquiring our shares of Common Stock for investment and not with a view to the distribution thereof, we consummated a private placement of the 2,598,927 shares of our Common Stock pursuant to Regulation D, Rule 506 of the Securities Act of 1933. Paramount Capital, Inc. ("Paramount") acted as the placement agent for the transaction and we paid Paramount approximately
$1.57 million for its services plus Paramount's related transactional expenses, and issued to Paramount warrants to purchase up to 129,946 shares of our common stock at $9.49 per share. We engaged Paramount to act as our placement agent for that transaction pursuant to a finder's agreement and we terminated the financial advisory agreement (described in the paragraph immediately below) with Paramount for an additional payment by us to Paramount of $200,000 in cash. We filed a registration statement with the Securities and Exchange Commission on Form S-3 on May 5, 2000 for the resale of the 2,598,927 shares of our common stock sold to the investors in the private placement transaction. The Securities and Exchange Commission declared such resale registration statement effective on May 10, 2000.

    Pursuant to a Financial Advisory Agreement dated as of July 15, 1999 by and between us and Paramount, we engaged Paramount as a non-exclusive financial adviser for an initial period of twelve months from the date thereof. In exchange and as consideration for Paramount's financial services, we paid to Paramount $100,000 in cash and issued to Paramount (and its designees) warrants to purchase an aggregate of 100,000 shares of our common stock (the "Warrants"). Each Warrant is exercisable at $2.75 per share at any time prior to July 15, 2004. We also agreed to pay Paramount additional fees to be agreed upon between the parties upon the consummation of certain equity financing transactions as set forth in the Financial Advisory Agreement. Based on certain representations by Paramount, we had a reasonable belief that Paramount (and its designees) were acquiring the Warrants (and the shares issuable upon exercise thereof) for investment and not for distribution and that of the ten designees receiving the Warrants, at least five were "accredited" (as such term is defined under Rule 501 of the Securities Act of 1933). Pursuant thereto, we issued the Warrants to such designees in a private placement transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D, Rule 506 of the Securities Act of 1933. We registered these shares underlying these warrants and the Securities and Exchange Commission declared such resale registration statement effective on March 10, 2000.

    Pursuant to two stock purchase agreements dated as of April 30, 1999 and May 14, 1999, respectively, by and among us and the respective parties thereto, we issued to the parties thereto an aggregate of 3,600,000 shares of our common stock for an aggregate purchase price of $9 million. Based on the representations of the investing parties and our reasonable belief that all such parties were "accredited" (as such term is defined in Rule 501 of the Securities Act of 1933) and that the parties were acquiring the shares of our common stock for investment and not with a view to the distribution thereof, we consummated a private placement of the 3,600,000 shares of our common stock pursuant to Regulation D, Rule 506 of the Securities Act of 1933. We closed the private placement transaction on June 23, 1999. There were no underwriters or placement agents involved in such private placement transaction. We filed a registration statement with the Securities and Exchange Commission on Form S-3 on June 16, 1999 for the resale of the 3,600,000 shares of our common stock sold to the parties of the private placement transaction. The Securities and Exchange Commission declared such resale registration statement effective on June 23, 1999.

    Unregistered warrants were exercised during the period for a total number of 222,634 shares of our common stock, of which we issued 83,184 shares pursuant to the "net exercise provision" allowed in these warrants and we received no proceeds for these issuances. We received proceeds of $329,250 for the remaining 139,500 shares from the exercise of the warrants of our common stock. We have on file with the SEC registration statements to the resale of the remaining 139,500 shares that we issued upon exercise of the warrants during the period. Based on the representations of the investing parties and our reasonable belief that all such parties were "accredited" (as such term is defined in Rule 501 of the Securities Act of 1933) and that the parties were acquiring our shares of Common Stock for investment and not with a view to the distribution thereof, we issued these shares of our Common Stock upon exercise of the warrants pursuant to either Regulation D, Rule 506, or Section 4 (2) of the Securities Act of 1933.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected financial data are derived from, and are qualified in their entirety by reference to, the consolidated financial statements of Repligen as of and for the years ended March 31, 1996, 1997, 1998, 1999 and 2000 which have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data set forth below should be read in conjunction with the consolidated financial statements of Repligen and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report and our report on Form 10-K for the years ended March 31, 1996, 1997, 1998, and 1999.

                                                                           YEARS ENDED MARCH 31,
                                                            ----------------------------------------------------
                                                              2000       1999       1998       1997       1996
                                                            --------   --------   --------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING STATEMENT DATA:
Revenues:.................................................  $ 2,041    $ 1,010     $1,114    $ 1,554    $  1,874
  Product.................................................      863      1,268        917      1,180       7,949
  Research and development................................      547        212        225        269         738
  Investment..............................................       74        100        129        799         298
                                                            -------    -------     ------    -------    --------
  Other...................................................    3,525      2,590      2,385      3,802      10,859
                                                            -------    -------     ------    -------    --------
Costs and expenses:
  Research and development................................    3,754      2,882      1,420      1,378      11,980
  Selling, general & administrative.......................    2,480      1,563      1,281      1,940       4,925
  Cost of product sales...................................    1,107        689        480        537       1,516
  Charge for acquired research & development..............       --         --         --        549         334
  Restructuring (credit) charge...........................       --         --         --       (111)      3,567
  Interest................................................       --         --         --         --          58
                                                            -------    -------     ------    -------    --------
    Total costs and expenses..............................    7,341      5,134      3,181      4,293      22,380
                                                            -------    -------     ------    -------    --------
Net loss..................................................  $(3,816)   $(2,544)    $ (796)   $  (491)   $(11,521)
                                                            =======    =======     ======    =======    ========
Net loss per common share.................................  $ (0.18)   $ (0.14)    $(0.05)   $ (0.03)   $  (0.75)
                                                            =======    =======     ======    =======    ========
Weighted average common shares outstanding................   21,538     18,018     16,502     15,678      15,370
                                                            =======    =======     ======    =======    ========

                                                                        AS OF MARCH 31,
                                                   ---------------------------------------------------------
                                                     2000        1999        1998        1997        1996
                                                   ---------   ---------   ---------   ---------   ---------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and investments...........................  $  34,033   $   3,251   $   4,726   $   3,538   $   7,222
  Working capital................................     34,473       3,860       5,377       3,990       4,154
  Total assets...................................     36,287       5,224       6,513       5,621       9,231
  Accumulated deficit............................   (130,680)   (126,864)   (124,320)   (123,533)   (123,042)
  Stockholders' equity...........................     35,090       4,592       6,124       4,919       4,809

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED IN THIS REPORT, THE WORDS "INTEND," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PLAN" AND "EXPECT" AND SIMILAR EXPRESSIONS AS THEY RELATE TO US ARE INCLUDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. REPLIGEN'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AND ARE A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1999

    REVENUES. Total revenues for fiscal 2000 were $3,525,000 as compared to $2,590,000 in fiscal 1999, an increase of $935,000 or 36%. This increase was largely attributable to increased product sales of recombinant Protein A and an increase in investment income due to higher average cash and cash equivalent and marketable securities balances.

    Product revenues for fiscal 2000 were $2,041,000 compared to $1,010,000 in fiscal 1999, an increase of 102%. The increase in the product sales volume is attributed the initiation of product shipments to APBiotech under a Supply Agreement executed in May 1999 and strong demand from monoclonal antibody producers for Protein A products. Sales of Protein A products accounted for 58% of our revenues in fiscal 2000.

    Research and development revenues for fiscal 2000 include revenues relating to drug discovery collaboration arrangements with pharmaceutical partners, licensing revenue and revenue generated from Phase I and Phase II government grants from the National Institutes of Health and the National Science Foundation. The decrease in research and development revenues of $405,000 or 32% from fiscal 1999 levels is primarily attributable to the discontinuance of research collaborations and grant programs as the Company focuses its staffing on its own development programs.

    Investment income for fiscal 2000 was $547,000, an increase of $335,000 or 58% from $212,000 for fiscal 1999. The increase in investment income is due to higher average cash, cash equivalent and marketable securities balances and higher interest rates.

    Other revenues for the fiscal 2000 period decreased by approximately $29,000 from the comparable fiscal 1999 period primarily due to gains on sales of unused equipment during fiscal year 1999.

    EXPENSES. Total expenses for fiscal 2000 were $7,341,000, compared to $5,134,000 in fiscal 1999, an increase of $2,207,000 or 43%. Increased expenses in fiscal 2000 were attributable to our increased product development activities and a licensing fee of $1,000,000 paid to ChiRhoClin, Inc. in connection with the licensing of two secretin diagnostic products.

    Research and development expenses for fiscal 2000 were $3,754,000 compared to $2,882,000 in fiscal 1999, an increase of $872,000, or 30%. Research and development costs for fiscal 2000 include the $1,000,000 licensing payment to ChiRhoClin. Fiscal 1999 research and development costs include $1,035,000 in costs associated with the acquisition of rights to certain patent applications covering the use of secretin in the treatment of autism. In addition, the increase in research and development expenses in 2000 reflects increased costs associated with our drug development programs for secretin and CTLA4-Ig. We anticipate that research and development expenses will continue to increase significantly as we increase our investment in its drug development programs during fiscal 2001.

    Selling, general and administrative expenses for fiscal 2000 were $2,480,000 compared to $1,563,000 in fiscal 1999, an increase of $917,000 or 59%. Included in selling, general and administrative expenses for fiscal 2000 were one time charges associated with a financial advisory agreement with Paramount Capital of $493,000, including a non-cash charge of $188,000 associated with the issuance of warrants to purchase common stock.

    Cost of product sales for fiscal 2000 totaled $1,107,000, compared to $689,000 in fiscal 1999, which represents an increase of $418,000 or 61% over the prior fiscal year. Cost of product sales in fiscal 2000 were 54% of product revenues versus 68% of product revenues for fiscal 1999. The decrease in cost of revenues as a percentage of sales is due primarily to increased Protein A product sales offset by expenses associated with the start-up of the manufacture of Protein A for Amersham Pharmacia Biotech and the write off of certain obsolete raw materials and work in process resulting from the introduction of a new Protein A product that took place during fiscal 1999.

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1998

    REVENUES. Total revenues for fiscal 1999 were $2,590,000 as compared to $2,385,000 in fiscal 1998, an increase of $205,000. Research and development revenues for fiscal 1999 totaled $1,268,000, including revenues relating to drug discovery collaboration arrangements with pharmaceutical partners, licensing revenue, and revenue generated from a Phase II Small Business Innovation Research grant from the National Institutes of Health. The increase in research and development revenues of $351,000 or 38% from fiscal 1998 levels is primarily attributable to licensing payments relating to intellectual property rights licensed to Neocrin, Co. During fiscal 1999 this licensing payment accounted for more than 10% of total revenues. Research and development revenue accounted for 49% of our total revenues.

    Product revenues for fiscal 1999 were $1,010,000 compared to $1,114,000 in fiscal 1998. The decrease in the product sales volume is attributed to a decrease in sales of reagent products partially offset by the increase in sales of Protein A. Sales of Protein A products accounted for 39% of our revenues in fiscal 1999.

    Investment income for fiscal 1999 was $212,000, a decrease of $13,000 from $225,000 for fiscal 1998. This decrease in investment income was due primarily to the sale of non-investment securities held by Repligen during fiscal 1998 offset by higher average funds available for investment during fiscal 1999. Other revenues for the fiscal 1999 period decreased by approximately $29,000 from the comparable fiscal 1998 period due primarily to the one-time sale of equipment and furnishings.

    EXPENSES. During fiscal 1999, total expenses were $5,134,000, significantly higher than fiscal 1998 expenses of $3,181,000. Research and development expenses for fiscal 1999, totaled $2,882,000, an increase of $1,462,000, or 102%, from fiscal 1998 levels. Fiscal 1999 research and development costs include the $1,035,000 charge associated with the acquisition of rights to certain patent applications covering the use of secretin in the treatment of autism and expenses associated with the expansion of our clinical development activities.

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

    Selling, general and administrative expenses for fiscal 1999 were $1,563,000, an increase from fiscal 1998 of $282,000. This increase is partly attributable to a noncash charge associated with the issuance of warrants for legal services related to Repligen's complaint filed against Bristol-Myers Squibb.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations primarily through placements of equity securities and revenues derived from product sales, collaborative research agreements, government grants, and payments on licensing and royalty agreements. Total cash, cash equivalents and marketable securities increased to $34,033,000 at March 31, 2000 from $3,251,000 at March 31, 1999. The increase of $30,782,000 reflects proceeds from financing activities of $29,835,000 resulting from the sale of our common stock to certain investors through two private placements during fiscal 2000 and warrant and stock option exercise proceeds of approximately $4,480,000. Working capital increased to $34,473,000 at March 31, 2000 from $3,860,000 at March 31, 1999.

    Repligen's operating activities in 2000 used cash of approximately $3,134,500, consisting of a net loss from operations incurred during the year ended March 31, 2000 of approximately $3,816,000, an increase in accounts receivable of $418,000, offset by noncash charges for depreciation and amortization of $324,000 and warrant issuance of $188,000 and an increase in accounts payable and accrued expenses of $157,000 and $458,000 respectively. During fiscal 2000, we purchased $217,000 of capital equipment, consisting of laboratory and office equipment.

    We expect to incur significantly higher costs in fiscal 2001 as a result of expanded research and development costs associated with the expansion of activities associated with clinical trials of our proprietary drug candidates. In addition, under terms of our secretin diagnostic agreement with ChiRhoClin, if the FDA approves a NDA, we will be required to pay ChiRhoClin future milestones in cash and our common stock as well as royalties on sales. We believe that we have sufficient resources to satisfy our working capital and capital expenditure requirements for the next twenty-four months. Should we need to secure additional financing to meet its future liquidity requirements, we may not be able to secure such financing, or obtain such financing on favorable terms because of the volatile nature of the biotechnology market place.

NEW ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS
No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This new standard is not anticipated to have a significant impact on our financial statements based on its current structure and operations.

    Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION, was issued in December 1999. SAB 101 will require companies to recognize certain upfront nonrefundable fees and milestone payments over the life of the related alliance when such fees are received in conjunction with alliances that have multiple elements. The Company is required to adopt this new accounting principle through a cumulative charge to the statement of operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, ACCOUNTING CHANGES, no later than the first quarter of fiscal 2001. We are currently evaluating the effects on SAB No. 101 on our financial statements and based upon current guidance we do not expect it to have a significant impact on our financial statements.

YEAR 2000

    To date, we have not experienced any problems with our computer systems relating to the Year 2000 issue. We are also unaware of any material Year 2000 problems with our customers or vendors. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any Year 2000 problems.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding our directors and executive officers will be set forth under the captions "Election of Directors", "Occupations of Directors and Executive Officers", "Biographical Information", "Information Regarding the Board of Directors and its Committees" and "Compliance with Section 16 (a) of the Securities Exchange Act of 1934" in our definitive proxy statement for our annual meeting of stockholders to be held on September 14, 2000 which will be filed with the SEC within 120 days of March 31, 2000 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this Item will be set forth under the caption "Summary of Executive Compensation" and "Compensation of Directors" in our definitive proxy statement for our annual meeting of stockholders to be held on September 14, 2000 which will be filed with the SEC within 120 days of March 31, 2000 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item will be set forth under the caption "Stock Ownership of Principal Stockholders and Management" and "Stock Price Performance Graph" in our definitive proxy statement for our annual meeting of stockholders to be held on September 14, 2000 which will be filed with the SEC within 120 days of March 31, 2000 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item will be set forth under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for our annual meeting of stockholders to be held on September 14, 2000 which will be filed with the SEC within 120 days of March 31, 2000 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1) FINANCIAL STATEMENTS:

    The consolidated financial statements required by this item are submitted in a separate section beginning on page F-2 of this Report, as follows:

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................    F-2
Consolidated Balance Sheets as of March 31, 2000 and 1999...    F-3
Consolidated Statements of Operations for the Years Ended
  March 31, 2000, 1999, and 1998............................    F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended March 31, 2000, 1999, and 1998................    F-5
Consolidated Statements of Cash Flows for the Years Ended
  March 31, 2000, 1999, and 1998............................    F-6
Notes to Consolidated Financial Statements..................    F-7

(a)(3) EXHIBITS:

    The Exhibits which are filed as part of this Annual Report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b)  REPORTS ON FORM 8-K:

    On March 21, 2000, we filed a current report on Form 8-K reporting the completion of a private placement transaction for aggregate consideration of $22.4 million.

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                               DOCUMENT DESCRIPTION
---------------------                       --------------------
         3.1            Restated Certificate of Incorporation, dated June 30, 1992 and amended September 30, 1999 (filed as Exhibit 4.1 to
                        Repligen Corporation's Quarterly Report on Form 10-Q for the
                        quarter ended September 30, 1999 and incorporated herein by reference).

         3.2            By-laws (filed as Exhibit 3.4 to Repligen Corporation's Form
                        S-1 Registration Statement No. 33-3959 and incorporated
                        herein by reference).

         4.1            Specimen Stock Certificate (filed as Exhibit 4.2 to Repligen
                        Corporation's Form S-1 Registration Statement No. 33-3959
                        and incorporated herein by reference).

         4.2            Stock Purchase Agreement dated as of April 30, 1999, by and among Repligen Corporation and Wellington Management
                        Company, LLP, as Investment Advisor to the investors listed on Schedule I thereto (previously filed as Exhibit 4.1 to
                        Repligen's report on Form 8-K on May 17, 1999 and
                        incorporated herein by reference).

         4.3 Stock Purchase Agreement dated as of May 14, 1999, by and among Repligen Corporation and the investors listed on the
                        Schedule I thereto (previously filed as Exhibit 4.2 to
                        Repligen's report on Form 8-K on May 17, 1999 and incorporated herein by reference).

         4.4            Form of Warrant Agreement (filed as Exhibit 4.1 to Repligen
                        Corporation's Form 10-Q for the quarter ended September 30,
                        1999 and incorporated herein by reference).

         4.5            Form of Amended, Modified and Restated Limited Partner
                        Warrant (filed as Exhibit 4.2 to Repligen Corporation's Form
                        S-3 Registration Statement No. 333-95641 and incorporated
                        herein by reference).

         4.6            Form of Common Stock Purchase Warrant (filed as Exhibit 4.3 to Repligen Corporation's Form S-3 Registration Statement
                        No. 333-36280 and incorporated herein by reference).

         4.7            Stock Purchase Agreement dated as of March 7, 2000, by and among Repligen Corporation and the investors listed on
                        Schedule I thereto (filed as Exhibit 4.1 to Repligen
                        Corporation's Form 8-K filed March 21, 2000 and incorporated herein by reference).

         4.8            Finders Agreement by and between Repligen Corporation and
                        Paramount Capital, Inc. dated as of March 2, 2000 (filed as
                        Exhibit 4.2 to Repligen Corporation's Form 8-K filed March
                        21, 2000 and incorporated herein by reference).

        10.1*           Consulting Agreement, dated October 1, 1981, between Dr.
                        Paul Schimmel and Repligen Corporation (filed as Exhibit
                        10.14 to Repligen Corporation's Form S-1 Registration
                        Statement No. 33-3959 and incorporated herein by reference).

        10.2            Consulting Agreement, dated November 1, 1981, between Dr.
                        Alexander Rich and Repligen Corporation (filed as Exhibit
                        10.15 to Repligen Corporation's Form S-1 Registration
                        Statement No. 33-3959 and incorporated herein by reference).

        10.3*           The Amended 1992 Repligen Corporation Stock Option Plan
                        (filed as Exhibit 4.1 to Repligen Corporation's Annual
                        Report on Form 10-K for the year ended March 31, 1997 and incorporated herein by reference).

        10.4*           Employment Agreement, dated March 14, 1996, between Repligen
                        Corporation and Walter C. Herlihy (filed as Exhibit 10.43 to
                        Repligen Corporation's Annual Report on Form 10-K for the
                        year ended March 31, 1996 and incorporated herein by
                        reference).

        10.5*           Employment Agreement, dated March 14, 1996, between Repligen
                        Corporation and James R. Rusche (filed as Exhibit 10.44 to
                        Repligen Corporation's Annual Report on Form 10-K for the
                        year ended March 31, 1996 and incorporated herein by
                        reference).

       EXHIBIT
       NUMBER                               DOCUMENT DESCRIPTION
---------------------                       --------------------
        10.6*           Employment Agreement, dated March 14, 1996, between Repligen
                        Corporation and Daniel P. Witt (filed as Exhibit 10.45 to
                        Repligen Corporation's Annual Report on Form 10-K for the
                        year ended March 31, 1996 and incorporated herein by
                        reference).

        10.7            Sublease Agreement dated as of May 1, 1996 between T Cell
                        Sciences, Inc. and Repligen Corporation (filed as Exhibit
                        10.46 to Repligen Corporation's Annual Report on Form 10-K
                        for the year ended March 31, 1996 and incorporated herein by reference).

       #10.8            Patent Purchase Agreement dated as of March 9, 1999 among
                        the Company and Autism Research Institute and Victoria Beck
                        (filed as Exhibit 2.1 to Repligen Corporation's Form 8-K/A filed June 15, 1999 and incorporated herein by reference).

       #10.9            Manufacturing Transfer Agreement dated as of December 31,
                        1998 among the Company and Amersham Pharmacia Biotech AB
                        (filed as Exhibit 10.1 to Repligen Corporation's Quarterly
                        Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference).

       #10.10           Supply Agreement dated as of May 26, 1999 by and between
                        Repligen Corporation and Amersham Pharmacia Biotech AB
                        (filed as Exhibit 10.1 to Repligen Corporation's Quarterly
                        Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

        10.11           Financial Advisory Agreement with Paramount Capital, Inc.
                        and Repligen Corporation (filed as Exhibit 10.1 to Repligen
                        Corporation's Form 10-Q for the quarter ended September 30,
                        1999 and incorporated herein by reference).

        10.12           Licensing Agreement by and between ChiRhoClin, Inc. and
                        Repligen Corporation (filed as Exhibit 10.1 to Repligen
                        Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by
                        reference).

        10.13           Letter Agreement terminating July 1, 1999 Financial Advisory
                        Agreement, Agreement to pay Termination Fee and Mutual
                        Release by and between Repligen Corporation and Paramount
                        Capital, Inc. dated as of March 8, 2000 (filed as Exhibit
                        10.2 to Repligen Corporation's Registration Statement
                        No. 333-36280 Form S-3 filed May 4, 2000).

        21+             Subsidiaries of the Registrant.

        23+             Consent of Arthur Andersen LLP.

        27+             Financial Data Schedule.

------------------------

#  Confidential treatment obtained as to certain portions.

*   Management contract or compensatory plan or arrangement

+  Filed herewith.

The exhibits listed above are not contained in the copy of the annual report on Form 10-K distributed to stockholders. Upon the request of any stockholder entitled to vote at the 2000 annual meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 117 Fourth Avenue, Needham, MA 02494.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       REPLIGEN CORPORATION

                                                       BY:               /S/ WALTER C. HERLIHY
                                                            -----------------------------------------------
                                                                           Walter C. Herlihy
                                                                 PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                                  (Principal executive, financial and
                                                                          accounting officer)
                                                                          Date: June 23, 2000

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby makes, constitutes and appoints Walter C. Herlihy with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any or all amendments to this Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents of any of them, or any substitute or substitutes, lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                       TITLE                           DATE
                      ---------                                       -----                           ----
                 /s/ ALEXANDER RICH                    Co-Chairman of the Board of
     -------------------------------------------         Directors                               June 23, 2000
                Alexander Rich, M.D.

                  /s/ PAUL SCHIMMEL                    Co-Chairman of the Board of
     -------------------------------------------         Directors                               June 23, 2000
                Paul Schimmel, Ph.D.

                /s/ WALTER C. HERLIHY                  President, Chief Executive Officer
     -------------------------------------------         and Director (Principal executive,      June 23, 2000
                  Walter C. Herlihy                      financial and accounting officer)

               /s/ ROBERT J. HENNESSEY                 Director
     -------------------------------------------                                                 June 23, 2000
                 Robert J. Hennessey

                /s/ G. WILLIAM MILLER                  Director
     -------------------------------------------                                                 June 23, 2000
                  G. William Miller

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................    F-2

Balance Sheets as of March 31, 2000 and 1999................    F-3

Statements of Operations for the Years Ended March 31, 2000,
  1999 and 1998.............................................    F-4

Statement of Stockholders' Equity for the Years Ended
  March 31, 2000, 1999 and 1998.............................    F-5

Statements of Cash Flows for the Years Ended March 31, 2000,
  1999 and 1998.............................................    F-6

Notes to Financial Statements...............................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Repligen Corporation:

    We have audited the accompanying balance sheets of Repligen Corporation (a Delaware corporation) as of March 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repligen Corporation as of March 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                      ARTHUR ANDERSEN LLP

Boston, Massachusetts
May 25, 2000

                              REPLIGEN CORPORATION

                                 BALANCE SHEETS

                                                                     AS OF MARCH 31,
                                                              -----------------------------
                           ASSETS                                 2000            1999
                           ------                             -------------   -------------
Current assets:
  Cash and cash equivalents.................................  $  25,226,546   $   3,250,751
  Marketable securities.....................................      8,806,367              --
  Accounts receivable, less reserves of $25,000.............        847,838         429,720
  Inventories...............................................        547,448         630,329
  Prepaid expenses and other current assets.................        241,654         181,617
                                                              -------------   -------------
    Total current assets....................................     35,669,853       4,492,417

Property, plant and equipment, at cost:
  Equipment.................................................      1,092,831         944,644
  Leasehold improvements....................................        473,288         460,319
  Furniture and fixtures....................................        157,475         101,376
                                                              -------------   -------------
                                                                  1,723,595       1,506,339
    Less--accumulated depreciation and amortization.........      1,187,343         862,934
                                                              -------------   -------------
                                                                    536,252         643,405
Other assets, net...........................................         81,382          88,472
                                                              -------------   -------------
                                                              $  36,287,487   $   5,224,294
                                                              =============   =============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $     425,565   $     268,708
  Accrued expenses..........................................        771,520         313,926
  Unearned income...........................................             --          49,969
                                                              -------------   -------------
    Total current liabilities...............................      1,197,085         632,603

Commitments (Note 5)

Stockholders' equity:

Preferred stock, $.01 par value -- authorized -- 5,000,000
  shares -- issued and outstanding -- none..................             --              --
Common stock, $.01 par value -- authorized -- 40,000,000
  shares -- issued and outstanding -- 26,315,979 shares and
  18,264,285 shares at March 31, 2000 and 1999,
  respectively..............................................        263,159         182,642
Additional paid-in capital..................................    165,507,184     131,272,607
Accumulated deficit.........................................   (130,679,941)   (126,863,558)
                                                              -------------   -------------
    Total stockholders' equity..............................     35,090,402       4,591,691
                                                              -------------   -------------
                                                              $  36,287,487   $   5,224,294
                                                              =============   =============

   The accompanying notes are an integral part of these financial statements.

                              REPLIGEN CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED MARCH 31,
                                                              ---------------------------------------
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
Revenues:
  Product...................................................  $ 2,040,828   $ 1,009,655   $ 1,114,452
  Research and development..................................      863,035     1,268,036       916,726
  Investment income.........................................      546,733       212,157       224,913
  Other.....................................................       73,969        99,711       128,885
                                                              -----------   -----------   -----------
                                                                3,524,565     2,589,559     2,384,976
                                                              -----------   -----------   -----------
Costs and expenses:
  Research and development..................................    3,753,908     2,882,124     1,419,825
  Selling, general and administrative.......................    2,480,398     1,562,750     1,281,090
  Cost of product sales.....................................    1,106,642       688,618       480,089
                                                              -----------   -----------   -----------
                                                                7,340,948     5,133,492     3,181,004
                                                              -----------   -----------   -----------
Net loss....................................................  $(3,816,383)  $(2,543,933)  $  (796,028)
                                                              ===========   ===========   ===========
Basic and diluted net loss per share........................  $     (0.18)  $     (0.14)  $     (0.05)
                                                              ===========   ===========   ===========
Basic and diluted weighted average shares outstanding.......   21,537,584    18,017,650    16,501,785
                                                              ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                              REPLIGEN CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                        NUMBER OF                                                                              TOTAL
                         COMMON        COMMON STOCK       ADDITIONAL         DEFERRED       ACCUMULATED    STOCKHOLDERS'
                         SHARES       $.01 PAR VALUE    PAID-IN CAPITAL    COMPENSATION       DEFICIT          EQUITY
                       -----------   ----------------   ---------------   --------------   -------------   --------------
Balance, March 31,
  1997...............  16,008,211        $160,082        $128,318,430        $(26,447)     $(123,533,044)   $ 4,919,021
Retirement of common
  stock issued in
  connection with the
  acquisition of
  Procure, Inc.......      (6,426)            (65)             (9,382)             --             9,447              --
Issuance of common
  stock and
  warrants...........   2,000,000          20,000           1,955,000              --                --       1,975,000
Compensation relating
  to issuance of
  stock options......          --              --                  --          26,447                --          26,447
Net loss.............          --              --                  --              --          (796,028)       (796,028)
                       ----------        --------        ------------        --------      -------------    -----------
Balance, March 31,
  1998...............  18,001,785         180,017         130,264,048              --      (124,319,625)      6,124,440
Issuance of common
  stock and
  warrants...........     262,500           2,625           1,008,559              --                --       1,011,184
Net loss.............          --              --                  --              --        (2,543,933)     (2,543,933)
                       ----------        --------        ------------        --------      -------------    -----------
Balance, March 31,
  1999...............  18,264,285         182,642         131,272,607              --      (126,863,558)      4,591,691
Issuance of common
  stock and
  warrants...........   6,198,927          61,989          29,772,917              --                --      29,834,906
Exercise of stock
  option.............      64,458             645             147,293              --                --         147,938
Exercise of
  warrants...........   1,788,309          17,883           4,314,367              --                --       4,332,250
Net loss.............          --              --                  --              --        (3,816,383)     (3,816,383)
                       ----------        --------        ------------        --------      -------------    -----------
Balance, March 31,
  2000...............  26,315,979        $263,159        $165,507,184        $     --      $(130,679,941)   $35,090,402
                       ==========        ========        ============        ========      =============    ===========

   The accompanying notes are an integral part of these financial statements.

                              REPLIGEN CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED MARCH 31,
                                                              --------------------------------------
                                                                 2000          1999          1998
                                                              -----------   -----------   ----------
Cash flows from operating activities:
  Net loss..................................................  $(3,816,383)  $(2,543,933)  $ (796,028)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Depreciation and amortization...........................      324,409       268,217      245,607
    Issuance of stock options and warrants for services.....      188,265       126,270       26,447
    Non cash portion of purchased patent rights charge......           --       884,914           --
  Changes in assets and liabilities
    Accounts receivable.....................................     (418,118)     (216,863)     322,072
    Inventories.............................................       82,882        40,488     (218,577)
    Prepaid expenses and other current assets...............      (60,037)      (25,389)       9,493
    Accounts payable........................................      156,857       167,989      (67,550)
    Accrued expenses and other..............................      457,594        59,614     (145,676)
    Unearned income.........................................      (49,969)       16,637      (99,981)
                                                              -----------   -----------   ----------
      Net cash used in operating activities.................   (3,134,500)   (1,222,056)    (724,193)
                                                              -----------   -----------   ----------
  Cash flows from investing activities:
    Purchases of marketable securities......................   (8,806,367)           --           --
    Sales of marketable securities..........................           --            --       72,353
    Purchases of property, plant and equipment, net.........     (217,256)     (252,737)    (114,021)
    Decrease in restricted cash.............................           --            --       50,087
    Decrease in other assets................................        7,090            --          437
                                                              -----------   -----------   ----------
      Net cash (used in) provided by investing activities...   (9,016,533)     (252,737)       8,856
                                                              -----------   -----------   ----------
  Cash flows from financing activities:
    Exercise of warrants....................................    4,332,250            --           --
    Exercise of stock options...............................      147,938            --           --
    Issuance of common stock and warrants...................   29,834,906            --    1,975,000
                                                              -----------   -----------   ----------
      Net cash provided by financing activities.............   34,126,829            --    1,975,000
                                                              -----------   -----------   ----------
Net increase (decrease) in cash and cash equivalents........   21,975,796    (1,474,793)   1,259,663
Cash and cash equivalents, beginning of year................    3,250,751     4,725,544    3,465,881
                                                              -----------   -----------   ----------
Cash and cash equivalents, end of year......................  $25,226,546   $ 3,250,751   $4,725,544
                                                              ===========   ===========   ==========

   The accompanying notes are an integral part of these financial statements.

                              REPLIGEN CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Repligen Corporation ("Repligen" or the "Company") develops new drugs based on naturally-occurring peptides and proteins for autism, organ transplantation and immune system diseases. Lead therapeutic products are secretin for autism and CTLA4-Ig for organ transplantation and autoimmune diseases. Repligen manufactures and markets products based on Protein A for the purification of antibodies, and owns commercial rights to two products based on synthetic forms of secretin for the diagnosis of pancreatic function. In addition, the Company has licensed certain intellectual property pertaining to its former programs on biological products.

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

PRINCIPLES OF CONSOLIDATION

    The financial statements for the year ended March 31, 1998 include the accounts of the Company and its wholly owned subsidiaries, ProsCure, Inc. and Glycan Pharmaceuticals, Inc. All material intercompany accounts and transactions were eliminated in consolidation. These subsidiaries were dissolved during the year ended March 31, 1999.

RECLASSIFICATIONS

    The Company has reclassified certain prior-year information to conform with the current year's presentation.

REVENUE RECOGNITION

    The Company recognizes revenue related to product sales upon shipment of the product.

    Research and development revenue derived from collaborative arrangements is recognized as earned under cost plus fixed-fee contracts, or on a straight-line basis over development contracts, which approximates when work is performed and costs are incurred. Research and development expenses in the accompanying statements of operations include funded and unfunded expenses. In addition, under certain contracts, the Company recognizes research and development revenues as milestones are achieved. Licensing and royalties from the Company's licensed technologies are recognized as earned. Unearned income represents amounts received prior to recognition of revenue.

    Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION, was issued by the S.E.C in December 1999. SAB 101 will require companies to recognize certain upfront nonrefundable fees and milestone payments over the life of the related alliance when such fees are received in conjunction with alliances that have multiple elements. The Company is required to adopt this new accounting principle through a cumulative charge to the statement of operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, ACCOUNTING CHANGES, no later than the first quarter of fiscal 2001. Management is currently evaluating the effects on SAB No. 101 on the Company's financial statements and, based upon current guidance, does not expect it to have a significant impact on the Company's financial statements.

COMPREHENSIVE INCOME

    The Company applies Statement of Financial Accounting Standards (SFAS)
No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive loss is equal to reported net loss for all periods presented.

CASH EQUIVALENTS & INVESTMENTS

    The Company considers highly liquid investments purchased with original maturities at the date of acquisition of three months or less to be cash equivalents.

    In addition to cash equivalents, at March 31, 2000, the Company had investments in corporate and government securities which are classified in the balance sheet as held-to-maturity securities in accordance with the provisions of SFAS No. 115, "ACCOUNTING FOR CERTAIN INSTRUMENTS IN DEBT AND EQUITY SECURITIES." Held-to-maturity investments are securities for which the Company has the positive intent and ability to hold to maturity. These securities are accounted for at amortized cost, which approximates fair value. All of the marketable securities held at March 31, 2000 mature in one year or less. Cash and cash equivalents and marketable securities consist of the following at March 31, 2000 and 1999.

                                                                YEAR ENDED MARCH 31,
                                                              ------------------------
                                                                 2000          1999
                                                              -----------   ----------
Cash and Cash Equivalents
U.S. Government and Agency securities.......................  $ 7,342,874   $1,197,624
Commercial paper............................................   17,031,292    1,136,119
Money markets...............................................      801,434      802,755
Cash........................................................       50,946      114,253
                                                              -----------   ----------
  Total cash and cash equivalents...........................  $25,226,546   $3,250,751
                                                              ===========   ==========

                                                                    YEAR ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                 2000        1999
                                                              ----------   ---------
Marketable Securities
U.S. Government and Agency securities.......................  $2,951,823   $      --
Commercial paper............................................   5,854,544          --
                                                              ----------   ---------
  Total marketable securities...............................  $8,806,367   $      --
                                                              ==========   =========

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories at March 31, 2000 and 1999 consist of the following:

                                                              YEAR ENDED MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Raw materials and work-in-process...........................  $371,405    $412,480
Finished goods..............................................   176,043     217,849
                                                              --------    --------
  Total.....................................................  $547,448    $630,329
                                                              ========    ========

DEPRECIATION AND AMORTIZATION

    The Company provides for depreciation and amortization by charges to operations in amounts estimated to allocate the cost of fixed assets over their estimated useful lives, on a straight-line basis, as follows:

DESCRIPTION                                         USEFUL LIFE
-----------                                         -----------
Equipment                                           5 years
Leasehold improvements                              Shorter of term of the lease or estimated useful
                                                    life
Furniture and fixtures                              5-7 years

EARNINGS PER SHARE

    The Company applies SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and warrants, is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for 2000, 1999 and 1998 exclude the potential common shares from warrants and stock options because to do so would have been antidilutive for the years presented. The number of potential common shares prior to application of the treasury stock method at March 31, 2000, 1999 and 1998 was 2,484,953, 4,496,341, and 3,572,741 shares, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    In accordance with SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, the carrying amounts of the Company's cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company's cash equivalents and marketable securities are invested in financial instruments with high credit ratings. Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. The Company does not believe significant risk exists at March 31, 2000. To control credit risk, the Company performs regular credit evaluations of its customers' financial conditions and maintains allowances for potential credit losses.

    Revenues from significant customers as a percentage of the Company's total revenues are as follows:

                                                                        YEAR ENDED
                                                                        MARCH 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Customer A..................................................     13%        --%         1%
Customer B..................................................     13          1          4
Customer C..................................................     12         11         --
Customer D..................................................      7         15         --

    Significant accounts receivable balances as a percentage of the Company's total accounts receivable balances are as follows:

                                                                  YEAR ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Customer A..................................................     22%        --%
Customer C..................................................      5         15
Customer E..................................................     12         --
Customer F..................................................     12         40

SEGMENT REPORTING

    The Company applies SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions now to allocate resources and assess performance. To date, the Company has viewed its operations and manages its business as principally one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

    The following table represents the Company's revenue by geographic area:

                                                                        YEAR ENDED
                                                                        MARCH 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
United States...............................................     60%        70%        76%
Europe......................................................     37         26         23
Other.......................................................      3          4          1
                                                                ---        ---        ---
  Total.....................................................    100%       100%       100%
                                                                ===        ===        ===

NEW ACCOUNTING STANDARDS

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

2. INCOME TAXES

    The Company accounts for income taxes under SFAS No. 109, ACCOUNTING FOR INCOME TAXES. At March 31, 2000, the Company had net operating loss carryforwards for income tax purposes of approximately $101,351,000. The Company also had available tax credit carryforwards of approximately $4,585,000 at March 31, 2000 to reduce future federal income taxes, if any. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

    The net operating loss carryforwards and tax credit carryforwards are approximately as follows:

                                                             NET OPERATING
                                                                 LOSS         TAX CREDIT
EXPIRATION DATE                                              CARRYFORWARDS   CARRYFORWARDS
---------------                                              -------------   -------------
2001.......................................................  $  1,334,000      $  109,000
2002.......................................................     2,500,000          73,000
2003.......................................................     4,807,000         346,000
2004.......................................................     6,642,000         408,000
2005.......................................................     6,707,000         681,000
2006-2020..................................................    79,361,000       2,968,000
                                                             ------------      ----------
  Total....................................................  $101,351,000      $4,585,000
                                                             ============      ==========

    The deferred tax asset consists of the following:

                                                               YEAR ENDED MARCH 31,
                                                           -----------------------------
                                                               2000            1999
                                                           -------------   -------------
Temporary differences....................................  $   3,416,000   $   3,800,000
Operating loss carryforwards.............................     40,540,000      39,400,000
Tax credit carryforwards.................................      4,585,000       4,690,000
                                                           -------------   -------------
                                                              48,541,000      47,890,000
Valuation allowance......................................    (48,541,000)    (47,890,000)
                                                           -------------   -------------
                                                           $          --   $          --
                                                           =============   =============

    A full valuation allowance has been provided, as it is uncertain if the Company will realize the deferred tax asset.

3. COMMON STOCK

    On March 9, 2000, Repligen sold an aggregate of 2,598,927 shares of common stock to investors at $8.625 per share for an aggregate consideration of $22.4 million in a private placement. Repligen engaged Paramount Capital, Inc. ("Paramount") to act as placement agent for this transaction. For this transaction, Repligen paid Paramount approximately $1.57 million for its services, plus related transactional expenses, and issued to Paramount warrants to purchase up to 129,946 shares of common stock at $9.49 per share. In
July 1999, Repligen engaged Paramount as a nonexclusive financial adviser for an initial period of 12 months from the date thereof. In exchange and as consideration for these financial services, Repligen paid to Paramount $100,000 in cash and issued to Paramount (and its designees) warrants to purchase an aggregate of 100,000 shares of common stock. Each warrant is exercisable at $2.75 per share at any time prior to July 15, 2004. Repligen also agreed to pay Paramount additional fees upon the consummation of certain equity financing transactions. The Company valued these warrants at fair value and recorded an expense of $188,285 during fiscal 2000 relating to this issuance. In
March 2000, Repligen terminated the financial advisory agreement with Paramount for an additional payment of $200,000 in cash. All payments were expensed in the accompanying statement of operations as selling, general and administrative expense for the year ended March 31, 2000.

    Pursuant to stock purchase agreements dated April 30, 1999 and May 14, 1999, respectively, Repligen issued to certain accredited investors in a private placement an aggregate of 3,600,000 shares of common stock at $2.50 for an aggregate purchase price of approximately $9 million, resulting in net proceeds to Repligen of approximately $8.9 million.

    In March 1999, the Company entered into an agreement for legal services relating to a complaint filed against Bristol-Myers Squibb. Under the terms of the agreement, the Company is required to pay $50,000 in annual fees for three years, and, if successful in the litigation, a portion of any financial recovery will be paid and warrants to purchase 100,000 shares of common stock will be issued. The Company will value these warrants at the time of issuance. In addition, the Company issued a fully vested warrant to legal counsel to purchase 100,000 shares of common stock at an exercise price of $1.63 per share. The Company valued these warrants at fair value and recorded legal expense of $126,270 during fiscal 1999 relating to this issuance. In March 2000, these warrants were exercised pursuant to the "net exercise" provision in the warrants. Repligen issued 83,184 shares of common stock upon exercise of the warrants and received no proceeds from such transaction.

    In March 1999, the Company acquired all rights to certain patent applications relating to the use of secretin in the treatment of autism. The rights were acquired pursuant to a Patent Purchase Agreement whereby the Company paid $150,000 in cash, issued a warrant to purchase 350,000 shares of common stock with an exercise price of $1.59 per share, and issued 262,500 shares of common stock (see Note 7). The Company valued the shares and warrants in accordance with ETIF 96-18 using the Black-Scholes model and recorded a charge of $1,035,000. In March 2000, 125,000 of these warrants were exercised. Repligen received $198,750 of proceeds from this transaction.

    In December 1997, the Company completed a $2.0 million private placement of its securities. The Company received net proceeds of $1.975 million for the issuance of 2,000,000 shares of common stock and warrants to purchase an aggregate of 750,000 shares of common stock at a price of $1.50 per share. In October 1999, pursuant to this Common Stock and Warrant Purchase Agreement, these investors exercised these warrants pursuant to the "net exercise" provision in the warrants, Repligen issued 447,225 shares of common stock to such investors upon exercise of the warrants and received no proceeds from such transaction.

    In connection with the initial capitalization of the Repligen Clinical Partners, L.P. ("the Partnership") in February 1992, the Company issued warrants to purchase common stock of Repligen to the limited partners of the Partnership (the "Original Warrants"). In June 1994, Repligen completed an exchange pursuant to which a majority of the holders of Original Warrants exchanged their Original Warrants for new warrants (the "Exchange Warrants"). Subsequently, in
March 1995, Repligen offered to modify the majority of the remaining Original Warrants and the Exchange Warrants. Each holder of an outstanding warrant who was not in default under its obligations to the Partnership was free to accept or reject such modifications. During fiscal 2000, 394 of these warrant holders exercised and 1,132,900 shares were issued for proceeds of $4,133, 500. The Original Warrants and the Exchange Warrants expired during fiscal 2000. At
March 31, 2000, there were issued and outstanding modified Exchange Warrants to purchase 616,050 shares of the Company's common stock at an average weighted price of $3.16 per share. These warrants will expire during fiscal 2001.

    At March 31, 2000, common stock reserved for issuance is as follows:

RESERVED FOR                                                   SHARES
------------                                                  ---------
Incentive and nonqualified stock option plans...............  3,288,819
Warrants granted in connection with the Repligen
Clinical Partners, L.P. offering............................    616,050
Warrants granted in connection with the Patent
Purchase Agreement..........................................    225,000
Warrants granted for payment of services....................    229,946
                                                              ---------
                                                              4,359,815
                                                              =========

4. STOCK OPTION PLANS

    The Company has three stock option plans. The plans authorize the grant of either incentive stock options or nonqualified stock options. Incentive stock options are granted to employees at the fair market value at the date of grant. Nonqualified stock options are granted to employees or nonemployees. The options generally vest over four or five years and expire no more than 10 years from the date of grant. As of March 31, 2000, the Company had 2,063,986 shares of common stock available for grant.

    A summary of stock option activity under all plans is as follows:

                                                                    YEARS ENDED MARCH 31,
                                            ----------------------------------------------------------------------
                                                    2000                     1999                    1998
                                            ---------------------   ----------------------   ---------------------
                                                        WEIGHTED                 WEIGHTED                WEIGHTED
                                             NUMBER      AVERAGE                  AVERAGE     NUMBER      AVERAGE
                                               OF       PRICE PER   NUMBER OF    PRICE PER      OF       PRICE PER
                                             SHARES       SHARE       SHARES       SHARE      SHARES       SHARE
                                            ---------   ---------   ----------   ---------   ---------   ---------
Outstanding at beginning of period........  1,289,291     $1.78        740,291     $2.05       704,639     $2.20
Granted...................................    169,908      2.86        568,500      1.38       117,500      1.41
Exercised.................................    (64,458)     2.30             --        --            --        --
Forfeited.................................   (106,700)     1.44        (19,500)     1.18       (81,848)     2.45
                                            ---------     -----     ----------     -----     ---------     -----
Outstanding at end of period..............  1,288,041     $1.82      1,289,291     $1.78       740,291     $2.05
                                            ---------     -----     ----------     -----     ---------     -----
Exercisable at end of period..............    694,941     $1.96        529,691     $2.33       463,621     $2.43
                                            =========     =====     ==========     =====     =========     =====

                                                                                            OPTIONS EXERCISABLE
                                                            OPTIONS OUTSTANDING            ----------------------
                                                   -------------------------------------                 WEIGHTED
                                                                  WEIGHTED     WEIGHTED                  AVERAGE
                                                                   AVERAGE      AVERAGE                  EXERCISE
                                                                  REMAINING    EXERCISE                   PRICE
                                                     NUMBER      CONTRACTUAL     PRICE       NUMBER        PER
                                                   OUTSTANDING      LIFE       PER SHARE   OUTSTANDING    SHARE
                                                   -----------   -----------   ---------   -----------   --------
$.05-$.50........................................      84,541        6.03       $  .45        84,541      $  .45
$.88-$1.03.......................................      32,500        6.91          .95        31,000         .94
$1.18-$1.63......................................     914,000        7.36         1.37       427,400        1.34
$2.75-$2.75......................................     152,000        5.88         2.75       102,000        2.75
$2.91-$3.88......................................      65,000        8.69         3.07        10,000        3.13
$6.56-$12.45.....................................      40,000        2.59        10.24        40,000       10.24
                                                    ---------        ----       ------       -------      ------
                                                    1,288,041        6.99       $ 1.82       694,941      $ 1.96
                                                    ---------        ----       ------       -------      ------

    The Company accounts for its stock-based compensation under SFAS No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company has adopted the disclosure-only alternative for employee grants and, accordingly, will continue to account for stock-based compensation for employees under APB Opinion No. 25.

    The Company has computed the pro forma disclosures required under SFAS
No. 123 for all stock options granted to employees in 2000, 1999 and 1998 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used and the weighted average information for the years ended
March 31, 2000, 1999 and 1998 are as follows:

                                                                         YEAR ENDED MARCH 31,
                                                              ------------------------------------------
                                                                  2000           1999           1998
                                                              ------------   ------------   ------------
Risk-free interest rates....................................  5.61%-6.03%    6.23%-6.89%    5.97%-6.64%
Expected dividend yield.....................................           --             --             --
Expected lives..............................................      7 years       10 years       10 years
Expected volatility.........................................          70%            93%            56%
Weighted average grant date fair value of options granted
  during the period.........................................  $      2.91    $      1.12    $      1.41
Weighted average remaining contractual life of options
  outstanding...............................................    7.0 years      7.7 years      8.4 years

    If compensation expense for the Company's stock option plan had been determined consistent with SFAS No. 123, the pro forma net loss and net loss per share would have been as follows:

                                                                        YEAR ENDED MARCH 31
                                                              ----------------------------------------
                                                                  2000           1999          1998
                                                              ------------   ------------   ----------
Net loss--As reported                                         ($ 3,816,383)  ($ 2,543,933)  ($ 796,028)
Pro forma...................................................  ($ 4,103,293)  ($ 2,768,827)  ($ 908,353)
Basic and diluted net loss per share--As reported...........  $       (.18)  $       (.14)  $     (.05)
Pro forma...................................................  $       (.19)  $       (.15)  $     (.06)

5. COMMITMENTS

    The Company leases their facilities. Obligations under noncancellable operating leases as of

    March 31, 2000 is approximately as follows:

YEAR ENDING MARCH 31,
---------------------
2001........................................................  $181,000
2002........................................................    13,000
                                                              --------
Total minimum lease payments................................  $194,000
                                                              ========

    Rent expense charged to operations under operating leases was approximately $296,000, $281,000 and $281,000 for the years ended March 31, 2000, 1999 and
1998, respectively.

6. CERTAIN SECRETIN TECHNOLOGIES AND PRODUCT CANDIDATES

    In October 1999, the Company acquired the commercial rights to two diagnostic products based on synthetic forms of porcine and human secretin from ChiRhoClin, Inc. a private company. Both of these products have been evaluated in clinical trials for their safety and efficacy in diagnosing pancreatic function and gastrinoma. A New Drug Application (NDA) for each product has been filed with the United States Food and Drug (FDA). In March 2000, the FDA issued an "approvable letter" for the use of synthetic porcine secretin in the diagnosis of pancreatic function. Final approval to market this product will be based on a satisfactory response to questions raised by the FDA.

    Under terms of the licensing agreement, Repligen paid $1,000,000 upon execution of the agreement and, if the NDAs are approved, the Company will be required to pay future royalties and milestones in cash and Repligen common stock. This $1,000,000 payment is included in research and development expense in the accompanying statement of operations for the year ended March 31, 2000. The Company has expensed the $1 million payment during fiscal 2000, as the Company believes that the net realizable value of such license fee is uncertain until such time as the NDA approval is obtained.

    In March 1999, the Company acquired all rights to certain patent applications relating to the use of secretin in the treatment of autism. The rights were acquired pursuant to a Patent Purchase Agreement. In addition, the Company has agreed to make minimum annual royalty payments of $500,000 and certain milestone payments upon (a) the Company's filing of a new drug application with the FDA for a clinical indication covered by the intellectual property rights transferred by the Purchase Agreement and (b) upon the approval by the FDA of a product covered by the intellectual property rights transferred to the Company pursuant to the Purchase Agreement. These milestone payments, in the aggregate sum of $700,000, will be largely credited against certain royalty payments in the event the Company is able to derive sales and/or license revenues from the intellectual property rights acquired pursuant to the Purchase Agreement.

    In order for the Company to commercialize secretin as a treatment for autism, the Company will need to expend a substantial amount in research and development, preclinical testing and clinical trials, regulatory clearances and manufacturing, distribution and marketing arrangements, the outcome of which is uncertain. The cost and time to complete the development of the technology is significant and difficult to estimate given the uncertainties of research and development and regulatory process. Accordingly, the net realizable value of the patent rights acquired is uncertain. Approximately $1,035,000 is charged to the accompanying 1999 statement of operations as a research and development expense.

7. RELATED PARTIES

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

    The Company has received research and development funding from the Partnership pursuant to a Product Development Agreement, whereby the Company performed research and development work and charged the Partnership for actual costs incurred plus a 10% management fee. The Company recognized $12,000 of such funding as revenue in fiscal 1998. Although the Company was allocated a loss of approximately $1,000 for the year ended March 31, 1998, the Company had previously written down all of its original investment.

    In April 1996, the Company terminated its arrangements with the Partnership regarding the development and marketing of the rPF4 program. Under the terms of the various agreements between the parties, the rights to the rPF4 technologies remain with the Partnership. In May 2000, the Limited Partners voted to dissolve the Partnership.

8. ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                              YEAR ENDED MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Professional and consulting fees............................  $235,712    $ 57,550
Manufacturing costs.........................................   179,447       2,948
Payroll and payroll-related costs...........................   166,989     120,077
Other accrued expenses......................................   109,289      76,570
Research & development costs................................    80,083      56,781
                                                              --------    --------
                                                              $771,520    $313,926
                                                              ========    ========

9. VALUATION AND QUALIFYING ACCOUNTS

                                                              BALANCE AT
                                                              BEGINNING                             BALANCE AT
                                                              OF PERIOD    ADDITIONS   DELETIONS   END OF PERIOD
                                                              ----------   ---------   ---------   -------------
Allowance for Doubtful Accounts:
  1998......................................................    25,000         --          --          25,000
  1999......................................................    25,000         --          --          25,000
  2000......................................................    25,000         --          --          25,000

10. SUBSEQUENT EVENTS (UNAUDITED)

    In May 2000, the Company purchased the rights to a U.S. patent application claiming the use of CTLA4-Ig in the treatment of diseases of the immune system from Tolerance Therapeutics, LLC. Under terms of the agreement, the Company will pay cash and stock for the purchase.