Form 10-Q
period 2000-06-30
REPLIGEN CORP
filed 2000-08-11
CIK 730272

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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
                                       ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 2000.

Common Stock, par value $.01 per share                          26,558,400
--------------------------------------                      -------------------
               Class                                          Number of Shares

                              REPLIGEN CORPORATION

                                      INDEX



                         PART I. FINANCIAL INFORMATION                                                         PAGE

Item 1.       Financial Statements                                                                                 3
              Balance Sheets as of June 30, 2000 (Unaudited) and March 31, 2000

              Statements of Operations for the Three Ended June 30, 2000 and 1999 (Unaudited)                      4

              Statement of Cash Flows for the Three Months Ended
              June 30, 2000 and 1999 (Unaudited)                                                                   5

              Notes to Financial Statements (Unaudited)                                                            6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                            8

                              PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                   11

Item 2.       Changes in Securities and Use of Proceeds                                                           11

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


  PART I.     FINANCIAL INFORMATION

   ITEM I.    FINANCIAL STATEMENTS

                              REPLIGEN CORPORATION
                                 BALANCE SHEETS



     ASSETS                                                             JUNE 30, 2000          MARCH 31, 2000
                                                                        -------------          --------------
                                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                                             $  26,014,851          $   25,226,546
  Marketable securities                                                     7,821,730               8,806,367
  Accounts receivable, net                                                    411,450                 847,838
  Inventories                                                                 543,002                 547,448
  Prepaid expenses and other current assets                                   237,711                 241,654
                                                                        -------------          --------------
    Total current assets                                                   35,028,744              35,669,853
                                                                        -------------          --------------

Property and equipment, at cost:
  Equipment                                                                 1,021,981               1,092,831
  Furniture and fixtures                                                      275,908                 157,476
  Leasehold improvements                                                      473,288                 473,288
                                                                        -------------          --------------
                                                                            1,771,177               1,723,595
  Less: accumulated depreciation and amortization                           1,274,767               1,187,343
                                                                        -------------          --------------
                                                                              496,410                 536,252
Other assets, net                                                              81,382                  81,382
                                                                        -------------          --------------

                                                                        $  35,606,536          $   36,287,487
                                                                        =============          ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $     417,976          $      425,565
  Accrued expenses                                                            367,352                 771,520
  Unearned income                                                                 640                      --
                                                                        -------------          --------------
     Total current liabilities                                                785,968               1,197,085
                                                                        -------------          --------------

Stockholders' equity:
  Preferred stock, $.01 par value --authorized - 5,000,000
   shares --outstanding - none                                                     --                      --
  Common stock, $.01 par value --authorized - 40,000,000
     shares --outstanding - 26,510,550 shares at June 30, 2000
     and 26,315,979 shares at March 31, 2000
                                                                              265,511                 263,160
  Additional paid-in capital                                              166,205,941             165,507,183
  Accumulated deficit                                                    (131,650,884)           (130,679,941)
                                                                        -------------          --------------
     Total stockholders' equity                                            34,820,568              35,090,402
                                                                        -------------          --------------

                                                                        $  35,606,536          $   36,287,487
                                                                        =============          ==============


                 See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                            Three-Months Ended June 30,
                                                                            2000                   1999
                                                                         ----------------------------------
     Revenues:
          Product                                                        $   555,794            $   232,470
          Investment income                                                  512,605                 46,538
          Research and development                                            30,000                378,502
          Other                                                               75,000                 30,658
                                                                         -----------            -----------
                                                                           1,173,399                688,168
                                                                         -----------            -----------
     Costs and expenses:
          Research and development                                         1,083,070                488,203
          Selling, general and administrative                                731,084                426,169
          Cost of products sold                                              330,188                196,383
                                                                         -----------            -----------
                                                                           2,144,342              1,110,755
                                                                         -----------            -----------

     Net loss                                                            $  (970,943)           $  (422,587)
                                                                         ===========            ===========

     Basic and diluted net loss per share                                $     (0.04)           $     (0.02)
                                                                         ===========            ===========

     Basic and diluted weighted average common shares                     26,455,944             18,744,863
     outstanding                                                         ===========            ===========


                See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                      Three-Months Ended June 30,
                                                                                    2000                       1999
                                                                                ----------                -----------
Cash flows from operating activities
  Net loss                                                                      $ (970,943)               $  (422,587)
  Adjustments to reconcile net loss to net cash
  used in operating activities -
  Depreciation and amortization                                                     87,424                     73,119
  Non cash charges relating to stock and warrant issuance                          251,360                         --

Changes in assets and liabilities -
   Accounts receivable                                                             436,388                     25,349
   Inventories                                                                       4,446                     48,567
   Prepaid expenses and other current assets                                         3,943                    (86,087)
   Accounts payable                                                                 (7,589)                    84,094
   Accrued expenses                                                               (404,168)                    24,318
   Unearned income                                                                     640                    (22,585)
                                                                                ----------                -----------
     Net cash used in operating activities                                        (598,499)                  (275,812)
                                                                                ----------                -----------
Cash flows from investing activities
   Proceeds of sale of marketable securities                                       984,637                         --
   Purchases of property and equipment                                             (47,582)                   (69,886)
   Changes in other assets                                                              --                      7,061
                                                                                ----------                -----------
      Net cash provided by (used in) for investing activities                      937,055                    (62,825)
                                                                                ----------                -----------

Cash flows from financing activities:
   Net proceeds from the issuance of common stock and warrants, net of
   issuance costs                                                                       --                  8,905,358
   Exercise of warrants                                                            437,249                         --
   Exercise of stock options                                                        12,500                         --
                                                                                ----------                -----------
      Net cash provided by financing activities                                    449,749                  8,905,358
                                                                                ----------                -----------

Net increase in cash and cash equivalents                                          788,350                  8,566,721
Cash and cash equivalents, beginning of period                                  25,226,546                  3,250,751
                                                                                ----------                -----------
Cash and cash equivalents, end of period                                       $26,014,851                $11,817,472
                                                                               ===========                ===========


                See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

     1.   BASIS OF PRESENTATION

     The financial statements included herein have been prepared by Repligen Corporation (the "Company" or "Repligen"), pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2000.

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

     Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION, was issued by the S.E.C in December 1999. SAB 101 will require companies to recognize certain upfront nonrefundable fees and milestone payments over the life of the related alliance when such fees are received in conjunction with alliances that have multiple elements. The Company is required to adopt this new accounting principle through a cumulative charge to the statement of operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, ACCOUNTING CHANGES, no later than the third quarter of fiscal 2001. Management is currently evaluating the effects on SAB No. 101 on the Company's financial statements and, based upon current guidance, does not expect it will have a significant impact on the Company's financial statements.

     3.   NET LOSS PER SHARE

     The Company applies Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, effective December 15, 1998. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic and diluted net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding at June 30, 2000 and 1999 excluded the potential common shares from warrants and stock options because to do so would be antidilutive for the periods presented. At June 30, 2000, there was outstanding options to purchase 1,367,041 shares of the Company's common stock with a weighted average exercise price of $2.33 per share and warrants to purchase 954,782 shares of the Company's common stock with a weighted average exercise price of $3.91 price per share. At June 30, 1999, there was outstanding options to purchase 1,335,491 shares of the Company's common stock with a weighted average exercise price of $1.82 per share and warrants to purchase 3,207,050 shares of the Company's common stock with a weighted average exercise price of $3.19 per share.

     4.   CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company applies SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. At June 30, 2000, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent to hold these securities to maturity. The Company considers highly liquid investments purchased with original maturities at the date of acquisition of three months or less to be cash equivalents. Marketable securities are accounted for at amortized cost, which approximates fair value. All of the marketable securities held at June 30, 2000 mature in one year or less. Cash, cash equivalents and marketable securities consist of the following at June 30, 2000 and March 31, 2000:



                                                                                       Three Months Ended
                                                                             June 30, 2000             March 31, 2000
   Cash and equivalents
     Commercial paper                                                         $ 16,345,160             $   17,031,292
     U.S. Government and Agency securities                                       6,959,337                  7,342,874
     Money markets                                                               1,974,165                    801,434
     Cash                                                                          736,189                     50,946
                                                                              ------------             --------------
          Total cash and cash equivalents                                     $ 26,014,851             $   25,226,546
                                                                              ============             ==============

  Marketable securities
     Commercial paper                                                         $  7,821,730               $  5,854,544
     U.S. Government and Agency securities                                              --                  2,951,823
                                                                              ------------             --------------
                                                                              $  7,821,730               $  8,806,367
                                                                              ============             ==============


     5.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:



                                                                                       Three Months Ended
                                                                             June 30, 2000             March 31, 2000

      Raw materials and work-in-process                                      $     424,964             $      371,405
      Finished goods                                                               118,038                    176,043
                                                                             -------------             --------------
             Total                                                           $     543,002             $      547,448
                                                                             =============             ==============


     Work in process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead.

     6.   COMPREHENSIVE INCOME

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

     7.   DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND SIGNIFICANT CUSTOMERS

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

     The following table represents the Company's revenue by geographic area:



                            Three Months Ended
                                 June 30,
                           2000            1999
                           --------------------
    US                      77%             65%
    Europe                  23%             31%
    Other                   --%              4%
                           ----            ----
    Total                  100%            100%


     During the three months ended June 30, 2000, there were two significant customers who accounted for approximately 14% and 20% of the Company's revenues. The related accounts receivable for these customers at June 30, 2000 was $0 and $239,000, respectively. During the three months ended June 30,1999, there were two significant customers which accounted for approximately 25% and 14% of the Company's revenues or $172,000 and $96,000. The related accounts receivable for these two customers at June 30, 1999 was $0 and $96,000, respectively.

     8.   PATENT APPLICATION PURCHASE

     In May 2000, the Company purchased from Tolerance Therapeutics LLC the rights to a U.S. patent application claiming the use of CTLA4-Ig in the treatment of diseases of the immune system. Under terms of the agreement, the Company paid cash and issued stock for the purchase. The Company is also obligated to make an additional cash payment if certain conditions are met.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cautionary Statement Regarding Forward-Looking Statements

     Statements in this Quarterly Report on Form 10-Q as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical facts constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the Company's ability to (i) meet its working capital and future liquidity needs, (ii) successfully implement its strategic growth strategies, (iii) understand, anticipate and respond to rapidly changing technologies and market trends, (iv) develop, manufacture and deliver high quality, technologically advanced products on a timely basis to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company, (v) obtain and protect licensing and intellectual property rights necessary for the Company's technology and product development on terms favorable to the Company, (vi) recruit and retain highly talented professionals in a competitive job market,
(vii) realize future revenues, (viii) maintain a timeline for clinical activity,
(ix) obtain successful results of pending or future clinical trials, (x) continue to establish collaborative arrangements with third parties, and (xi) compete against the biotechnology and pharmaceutical industries. Further information on potential factors that could affect the Company's financial results are included in filings made by the Company from time to time with the Securities and Exchange Commission included in the section entitled "Risk Factors" contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (File No.000-14656).

     OVERVIEW

     We develop innovative therapeutic products for debilitating pediatric diseases for autism, organ transplantation and immune system diseases based on naturally-occurring peptides and proteins. Our lead therapeutic products are secretin for autism and CTLA4-Ig for organ transplantation and autoimmune diseases.

     On March 9, 1999, we acquired the exclusive rights to patent applications for the use of secretin in the treatment of autism. Autism is a developmental disorder characterized by poor communicative and social skills, repetitive and restricted behaviors and in some patients, gastrointestinal problems and irregular sleep patterns. Secretin is a hormone produced in the small intestine which regulates the function of the pancreas as part of the process of digestion. A form of secretin derived from pigs is approved by the United States Food and Drug Administration ("FDA") for use in diagnosing problems with pancreatic function. Recent anecdotal reports indicate that secretin may have beneficial effects in autism, including improvements in sleep, digestive function, communicative and social behavior. Following media reports of the potential benefits of secretin, more than 2,000 autistic children have been treated with the pig-derived hormone. We intend to manufacture a human, synthetic form of secretin and evaluate it in clinical trials in order to confirm the benefits of secretin in treating autism and to determine the optimal dosing schedule. In February 2000, we were issued a broad U.S. patent covering the use of secretin in the treatment of autism. There are currently no drugs approved by the FDA for the treatment of autism.

     We are also developing a product named "CTLA4-Ig," which has been shown to suppress unwanted immune responses in animal models of organ transplants and autoimmune diseases, such as lupus or multiple sclerosis, in which the immune system mistakenly attacks the body. Our product candidate is a derivative of a natural protein whose role is to turn-off an immune response. In animal models of organ transplantation and autoimmune diseases, CTLA-Ig has been shown to block the rejection of a transplanted organ or the effects of the autoimmune disease. Initial clinical testing of CTLA4-Ig has been carried out in patients receiving a bone marrow transplant, which is a potential cure for several diseases of the immune system, including leukemia, myeloma, lymphoma and sickle cell anemia. Despite the clinical success of bone marrow transplants, a significant number of patients experience a severe and potentially life-threatening complication known as Graft Versus Host Disease, in which the newly transplanted immune system attacks the host (i.e., the patient). In June 1999, results from a Phase 1 clinical trial reported that treatment of bone marrow from a family member with Repligen's CTLA4-Ig prevented Graft Versus Host Disease in eight of eleven transplant patients

     We develop, manufacture and market products for the production of therapeutic antibodies. We currently market a line of products for the purification of antibodies based on a naturally occurring protein, Protein A, which can specifically bind to antibodies. Repligen owns composition of matter patents for recombinant Protein A in the United States and in Europe. In December 1998, we entered into a ten year agreement to supply recombinant Protein A to Amersham Pharmacia Biotech, a leading supplier to the biopharmaceutical market.

     In October 1999, Repligen obtained a license from ChiRhoClin, Inc., a private company, to commercialize two diagnostic secretin products. These products are synthetic, injectable forms of the natural hormone which has been traditionally been used by gastroenterologists to assess the function of the pancreas. A New Drug Application for one of these products, Secretin-Repligen-TM-, has been reviewed by the FDA, which indicated the product could be approved for marketing in the United States pending additional administrative review. Secretin-Repligen-TM- has been granted orphan drug status by the FDA, which means it would be the only secretin product available in the United States for a period of seven years following approval. If Secretin-Repligen-TM- is approved by the FDA, the agreement obligates Repligen to pay ChiRhoClin future milestones in cash and Repligen common stock and royalties. We can not be certain that the FDA will approve Secretin-Repligen-TM-.

     RESULTS OF OPERATIONS

     REVENUES
     Total revenues for the three month period ended June 30, 2000 compared to the three-month period ended June 30, 1999 were approximately $1,173,000 and $688,000, respectively, an increase of approximately $485,000 or 71%. This increase was largely attributable to increased product sales of recombinant Protein A and an increase in investment income due to higher average cash and investment balances

     Product revenues for the three month period ended June 30, 2000 compared to the three-month period ended June 30, 1999 were approximately $556,000 and $232,000, respectively, an increase of $324,000 or 139%. This increase is due to product shipments to Amersham Pharmacia Biotech and strong demand from monoclonal antibody producers during such period.

     Investment income for the three month period ended June 30, 2000 compared to the three-month period ended June 30, 1999 was approximately $513,000 and $47,000, respectively, an increase of approximately $466,000 or 991%. This increase is largely attributable to higher average funds available for investment arising principally out of the completion of a private placement of common stock for $22,400,000 on March 9, 2000.

     Research and development revenues for the three month period ended June 30, 2000 compared to the three-month period ended June 30, 1999 were approximately $30,000 and $379,000, respectively, a decrease of approximately $349,000 or 92%. This decrease is a result of the discontinuation of government sponsored research on drug discovery programs that generated revenue during the three months ended June 30, 1999.

     Other revenues for the three month period ended June 30, 2000 compared to the three-month period ended June 30, 1999 were approximately $75,000 and $31,000, respectively, an increase of approximately $44,000 or 142%. This increase is primarily due to a termination fee paid by a sublessee in the three months ended June 30, 2000.

     EXPENSES
     Total expenses for the three-month period ended June 30, 2000 compared to the three-month period ended June 30, 1999 were approximately $2,144,000 and $1,111,000, an increase of $1,033,000 or 93%. The increase in expenses is attributable to our increased product development expenses and patent acquisition costs paid to Tolerance Therapeutics LLC.

     Research and development expenses for the three month period ended June 30, 2000 compared to the three-month period ended June 30, 1999 were approximately $1,083,000 and $488,000, respectively, an increase of $595,000 or 122%. The increase in R&D expenses was attributable to costs associated with a patent application acquisition from Tolerance Therapeutics LLC and increased costs associated with Repligen's drug development programs for secretin and CTLA4-Ig.

     Selling, general and administrative expenses for the three months ended June 30, 2000 compared to the three-month period ended June 30, 1999 were approximately $731,000 and $426,000, respectively, an increase of $305,000 or 72%. The increase is a result of increased spending on shareholder services, legal and patent costs. In addition, during the three months ended June 30, 2000 a non-cash charge was incurred for warrants issued to consultants who provided shareholder services.

     Cost of products sold for the three months ended June 30, 2000 compared to the three-month period ended June 30, 1999 were approximately $330,000 and $196,000, respectively, an increase of $134,000, or 68%. Cost of products sold in the three months ended June 30, 2000 and 1999 were 59% and 85%, respectively, of product revenues. The decrease in cost of revenues as a percentage of revenue is due primarily to increased Protein A product sales.

     LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through placements of equity securities and revenues derived from product sales, collaborative research agreements, government grants, and payments on licensing and royalty agreements. Total cash, cash equivalents and marketable securities at June 30, 2000 was $33,837,000, a decrease of $196,000 from $34,033,000 at March 31, 2000.

     Repligen's operating activities used cash of approximately $599,000 consisting of a net loss from operations incurred during the three months ended June 30, 2000 of approximately $971,000 and a decrease of accrued expenses of $404,000. This decrease in cash was offset by noncash charges of $338,000 for depreciation and amortization and charges associated with the issuance of warrant and stock and a decrease in accounts receivable of $436,000. Our investing activities provided cash of approximately $985,000 from the redemption of marketable securities, offset by capital expenditures of $48,000. Our financing activities provided cash of approximately $450,000 from the proceeds of stock and warrant exercises.

     Working capital decreased to $33,836,000 at June 30, 2000 from $34,473,000 at March 31, 2000.

     While Repligen anticipates that the cost of operations will increase in fiscal 2001 as it continues to expand its investment in proprietary product development, Repligen believes it has sufficient funding to satisfy its working capital and capital expenditure requirements for the next twenty-four months. Should Repligen need to secure additional financing to meet its future liquidity requirements, there can be no assurances that Repligen will be able to secure such financing, or that such financing, if available, will be on terms favorable to Repligen.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     As reported in Form 10-Q dated for the period ended December 31, 1999, on July 17, 1998, Repligen filed a complaint against Bristol Meyers Squibb ("BMS") at the United States District Court for the District of Massachusetts in Boston, Massachusetts seeking correction of inventorship of certain United States patents which claim compositions and methods of use for CTLA4 as well as unspecified monetary damages. A correction of inventorship would result in the University of Michigan being designated as a co-assignee on any corrected BMS patent. Repligen would then have rights to such technology pursuant to a 1992 License Agreement with the University of Michigan, a 1995 Asset Acquisition Agreement with Genetics Institute, and other related agreements. On July 13, 1999, the court dismissed the complaint without prejudice citing a lack of legal standing of Repligen to bring such a complaint. We believe that the court's finding on standing was in error. The court did not rule on the validity of Repligen's inventorship claim. Repligen continues to believe that the University of Michigan is a rightful co-assignee of the aforesaid BMS patents and we intend to continue to pursue the correction of inventorship. Repligen's failure to obtain shared ownership rights in the patents may restrict Repligen's ability to commercialize CTLA4-Ig. We have also filed our own patents related to compositions of matter and methods of use of CTLA4-Ig. In addition, we believe that the patents issued to Bristol-Meyers Squibb do not extend to the use of CTLA4-Ig in bone marrow transplantation.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 7, 2000, Repligen issued to each of its investor relation firm and public relations firm, in consideration for services, a warrant, exercisable through July 2001, to purchase 10,000 shares of common stock of Repligen at $8.56 per share. There were no underwriters involved in the transaction. Based on the fact that Repligen was issuing the warrants to only two entities, Repligen issued the warrants without registration and effected the private placement on reliance on Rule 4(2) of the Securities Act of 1933.

     On April 7, 2000, Repligen issued a warrant, exercisable through July 2000, to purchase 2,900 shares of common stock at $9.00 per share to an existing shareholder. There were no underwriters involved in the transaction. Based on the fact that Repligen was issuing the warrant to only one entity, Repligen issued the warrant without registration and effected the private placement on reliance on Rule 4(2) of the Securities Act of 1933.

     On May 10, 2000, pursuant to a patent purchase agreement, Repligen issued to Tolerance Therapeutics LLC ("Tolerance"), in partial consideration for the assignment by Tolerance to Repligen of a U.S. patent application claiming the use of CTLA4-Ig in treatment of diseases of the immune system, 30,000 shares of Repligen common stock. There were no underwriters involved in the transaction. Based on representations from Tolerance that it was acquiring the shares for investment purposes only, without a view to selling or distributing the shares, and based on the fact that Repligen was issuing the shares to only one entity, Repligen issued the shares without registration and effected the private placement on reliance on Rule 4(2) of the Securities Act of 1933.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     EXHIBIT        DESCRIPTION
     -------        -----------

         3.1 Restated Certificate of Incorporation, dated June 30, 1992 and filed July 13, 1992, as amended (filed as Exhibit 3.1 to Repligen Corporation's Quarterly Report on Form 10-Q dated September 30, 1999)

         3.2 By-laws (filed as Exhibit 3.4 to Repligen Corporation's Form S-1 Registration Statement No. 33-3959 and incorporated herein by reference)

        10.1 * Patent Purchase Agreement dated as of May 9, 2000 by and between Tolerance Therapeutics LLC and Repligen Corporation (filed herewith)

        27.1      Financial Data Schedule (filed herewith)

     *Confidential Treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended

     (b)  Reports on Form 8-K
     1. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2000 (description of patent purchase agreement with Tolerance Therapeutics LLC.).

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               REPLIGEN CORPORATION
                               (Registrant)

   Date:  August 11, 2000      By:  /s/ WALTER C. HERLIHY
                                    --------------------------
                                    Chief Executive Officer and President,
                                    Principal Financial and Accounting Officer

                              Repligen Corporation
                                  Exhibit Index

       EXHIBIT                     DESCRIPTION
       -------                     -----------

         3.1 Restated Certificate of Incorporation, dated June 30, 1992 and filed July 13, 1992, as amended (filed as Exhibit 3.1 to Repligen Corporation's Quarterly Report on Form 10-Q dated September 30, 1999)

         3.2 By-laws (filed as Exhibit 3.4 to Repligen Corporation's Form S-1 Registration Statement No. 33-3959 and incorporated herein by reference)

        10.1 * Patent Purchase Agreement dated as of May 9, 2000 by and between Tolerance Therapeutics LLC and Repligen Corporation (filed herewith)

        27.1      Financial Data Schedule (filed herewith)

      *Confidential Treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.