Form 10-Q
period 2000-09-30
REPLIGEN CORP
filed 2000-11-14
CIK 730272

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 2O549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________

                         Commission File Number 0-14656

                              REPLIGEN CORPORATION
             (exact name of registrant as specified in its charter)

                Delaware                            04-2729386
    (State or other jurisdiction of              (IRS. Employer
     incorporation or organization)             Identification No.)

             117 Fourth Avenue
           Needham, Massachusetts                      02494
   (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code:(781) 449-9560

     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2000.

   Common Stock, Par Value $.O1 Per Share                  26,566,560
   --------------------------------------          ------------------------
                 Class                                  Number of Shares

                              REPLIGEN COPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION                                            PAGE
                                                                                                   ----
Item 1.       Financial Statements
              Balance Sheets as of September 30, 2000 and March 31, 2000 (Unaudited)                 3

              Statements of Operations for the Three and Six
              Months Ended September 30, 2000 and 1999 (Unaudited)                                   4

              Statements of Cash Flows for the Six-Months
              Ended September 30, 2000 and 1999 (Unaudited)                                          5

              Notes to Financial Statements (Unaudited)                                              6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                              8

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                                     12

Item 2.       Changes in Securities                                                                 12

Item 3.       Defaults Upon Senior Securities
              None

Item 4.       Submissions of Matters to a Vote of Security Holders                                  12

Item 5.       Other Information
              None

Item 6.       Exhibits and Reports on Form 8-K                                                      13

Signature                                                                                           14

Exhibit Index                                                                                       15

Exhibits                                                                                            16

PART I. FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

                              REPLIGEN CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                      ASSETS                                         September 30, 2000         March 31, 2000
                                                                     ------------------         --------------
Current assets:
  Cash and cash equivalents                                             $ 27,372,220             $ 25,226,546
  Marketable securities                                                    5,868,542                8,806,367
  Accounts receivable, net                                                   154,887                  847,838
  Inventories                                                                549,881                  547,448
  Prepaid expenses and other current assets                                  269,095                  241,654
                                                                        ------------               ----------
    Total current assets                                                  34,214,625               35,669,853
                                                                        ------------               ----------

Property and equipment, at cost:
  Equipment                                                                1,142,605                1,092,831
  Furniture and fixtures                                                     208,907                  157,476
  Leasehold improvements                                                     473,288                  473,288
                                                                        ------------               ----------
                                                                           1,824,800                1,723,595
  Less: accumulated depreciation and amortization                          1,322,839                1,187,343
                                                                        ------------               ----------
                                                                             501,961                  536,252

Other assets, net                                                             56,882                   81,382
                                                                        ------------               ----------
                                                                         $34,773,468              $36,287,487
                                                                        ============             ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                        $ 550,005                $ 425,565
   Accrued expenses                                                          418,028                  771,520
                                                                        ------------               ----------
     Total current liabilities                                               968,033                1,197,085
                                                                        ------------               ----------

Stockholders' equity:
   Preferred stock. $.01 par value --authorized -
    5,000,000 shares --outstanding - none                                         --                       --
   Common stock, $.01 par value --authorized -
     40,000,000 shares --outstanding - 26,565,560
     shares at September 30, 2000 and 26,315,979
     shares at March 31, 2000                                                265,656                  263,159
   Additional paid-in capital                                            166,402,671              165,507,184
   Accumulated deficit                                                  (132,862,892)            (130,679,941)
                                                                        ------------               ----------
     Total stockholders' equity                                           33,805,435               35,090,402
                                                                        ------------               ----------

                                                                        $ 34,773,468             $ 36,287,487
                                                                        ============             ============

                 See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three-Months Ended            Six-Months Ended
                                                     September 30,                 September 30,
                                                 2000             1999          2000            1999
                                            -----------------------------------------------------------
Revenues:
     Investment income                        $ 551,526      $  156,247     $1,064,130      $  202,784
     Product                                    323,994         578,996        879,788         811,466
     Research and development                   141,424         246,782        246,424         655,942
                                            -----------      ----------    -----------     -----------
                                              1,016,944         982,025      2,190,342       1,670,192
                                            -----------      ----------    -----------     -----------

Costs and expenses
     Research and development                 1,342,667         733,045      2,425,737       1,221,248
     Selling, general and administrative        657,780         767,214      1,388,864       1,193,383
     Cost of products sold                      228,505         286,534        558,692         482,917
                                            -----------      ----------    -----------     -----------
                                              2,228,952       1,786,793      4,373,293     $ 2,897,548
                                            -----------      ----------    -----------     -----------

Net loss                                    $(1,212,008)      $(804,768)   $(2,182,951)    $(1,227,356)
                                            ===========      ==========    ===========     ===========

Basic and diluted net loss per share          $   (0.05)        $ (0.04)       $ (0.08)       $  (0.06)
                                            ===========      ==========    ===========     ===========
Basic and diluted weighted average common
shares outstanding                           26,559,675      21,867,601     26,508,333      20,324,426
                                            ===========      ==========    ===========     ===========

                 See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six-Months Ended
                                                                                    September 30,
                                                                             2000                   1999
                                                                         ------------           ------------
Cash flows from operating activities:
 Net loss                                                                $ (2,182,951)          $ (1,227,356)
 Adjustments to reconcile net loss to net cash
 used in operating activities -
 Depreciation and amortization                                                135,497                156,134
 Non cash charge for patent acquisition                                       183,750                     --
 Non cash charges relating to stock and warrant issuance                      218,735                188,265

Changes in assets and liabilities -
 Accounts receivable                                                          692,951                (57,802)
 Inventories                                                                   (2,434)               135,436
 Prepaid expenses and other current assets                                    (27,441)              (128,834)
 Accounts payable                                                             124,440                (58,721)
 Accrued expenses                                                            (353,493)                (5,556)
 Unearned income                                                                   --                (49,969)
                                                                         ------------           ------------
  Net cash used in operating activities                                    (1,210,946)            (1,048,403)
                                                                         ------------           ------------

Cash flows from investing activities:
 Redemption of marketable securities                                        2,937,826                     --
 Purchases of property and equipment                                         (101,205)              (207,970)
 Changes in other assets                                                       24,500                  7,061
                                                                         ------------           ------------
  Net cash provided by (used in) for investing activities                   2,861,121               (200,909)
                                                                         ------------           ------------

Cash flows from financing activities:
 Net proceeds from the issuance of common stock and
 warrants, net of issuance costs                                                   --              8,911,078
 Exercise of warrants                                                         482,999                     --
 Exercise of stock options                                                     12,500                     --
                                                                         ------------
  Net cash provided by financing activities                                   495,499              8,911,078
                                                                         ------------           ------------

Net increase in cash and cash equivalents                                   2,145,674              7,661,766
Cash and cash equivalents, beginning of period                             25,226,546              3,250,751
                                                                         ------------           ------------
Cash and cash equivalents, end of period                                 $ 27,372,220           $ 10,912,517
                                                                         ============           ============

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

     Research and development revenue derived from collaborative arrangements is recognized as earned under cost plus fixed-fee contracts, or on a straight-line basis over development contracts, which approximates when work is performed and costs are incurred. Research and development expenses in the accompanying statements of operations include funded and unfunded expenses. In addition, under certain contracts, the Company recognizes research and development revenues as milestones are achieved. Licensing and royalties from the Company's licensed technologies are recognized as earned. Unearned income represents amounts received prior to recognition of revenue,

     Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION, was issued by the Securities and Exchange Commission in December 1999. SAB 101 will require companies to recognize certain upfront nonrefundable fees and milestone payments over the life of the related alliance when such fees are received in conjunction with alliances that have multiple elements. The Company is required to adopt this new accounting principle through a cumulative charge to the statement of operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, ACCOUNTING CHANGES, no later than the third quarter of fiscal 2001. Management is currently evaluating the effects on SAB No. 101 on the Company's financial statements and, based upon current guidance, does not expect it will have a significant impact on the Company's financial statements.

     3. NET LOSS PER SHARE

     The Company applies Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, effective December 15, 1998. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. Basic and diluted net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding at September 30, 2000 and 1999 excluded the potential common shares issuable upon the exercise of warrants and stock options because to do so would be antidilutive for the periods presented. At September 30, 2000, there were outstanding options to purchase 1,422,541 shares of the Company's common stock at a weighted average exercise price of $2.56 per share and warrants to purchase 952,025 shares of the Company's common stock at a weighted average exercise price of $4.09 price per share. At September 30, 1999, there were outstanding options to purchase 1,332,791 shares of the Company's common stock at a weighted average exercise price of $1.94 per share and warrants to purchase 3,307,050 shares of the Company's common stock at a weighted average exercise price of $3.18 per share.

     4. CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company applies SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. At September 30, 2000, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent to hold these securities to maturity. The Company considers highly liquid investments purchased with original maturities at the date of acquisition of three months or less to be cash equivalents. Marketable securities are accounted for at amortized cost, which approximates fair value. All of the marketable securities held at September 30, 2000 mature in one year or less. Cash, cash equivalents and marketable securities consist of the following at September 30, 2000 and March 31, 2000:

                                                                                            As of
                                                                       September 30, 2000            March 31, 2000
    Cash and equivalents
      Commercial paper                                                       $ 12,906,826              $ 17,031,292
      U.S. Government and Agency securities                                    10,868,889                 7,342,874
      Money markets                                                             2,473,862                   801,434
      Cash                                                                      1,122,643                    50,946
                                                                             ------------              ------------
         Total cash and cash equivalents                                     $ 27,372,220              $ 25,226,546
                                                                             ============              ============
    Marketable securities
      Commercial paper                                                        $ 3,905,050               $ 5,854,544
      U.S. Government and Agency securities                                     1,963,492                 2,951,823
                                                                             ------------              ------------
                                                                              $ 5,868,542               $ 8,806,367
                                                                             ============              ============


     5. INVENTORIES

     Inventories are stated at the lower of cost (first in, first out) or market and consist of the following:

                                                                                              As of
                                                                         September 30, 2000           March 31, 2000

      Raw materials and work-in-process                                          $473,254                  $371,405
      Finished goods                                                               76,627                   176,043
                                                                                 --------                 ---------
         Total                                                                   $549,881                 $ 547,448
                                                                                 ========                 =========

     Work in process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead.

     6. COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted SFAS No. 130 REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The comprehensive net loss is the same as reported net loss for all periods presented.

     7. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE, AND SIGNIFICANT CUSTOMERS

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

     The following table represents the Company's revenue by geographic area:

                           Three Months Ended             Six Months Ended
                              September 30,                 September 30,
                           2000          1999           2000            1999
                           ----          ----           ----            ----
US                          91%           61%            83%             59%
Europe                       7%           38%            16%             39%
Other                        2%            1%             1%              2%
                           ----          ----           ----            ----
Total                      100%          100%           100%            100%

     During the three months ended September 30, 2000, there were two significant customers who accounted for approximately 13% and 11% of the Company's revenues. During the three months ended September 30, 1999, there were three significant customers who accounted for approximately 12%, 10% and 11% of the Company's revenues. There were two significant accounts receivable balances as a percentage of the Company's total accounts receivable balance at September 30, 2000, 41% and 11%. There were three significant accounts receivable balances as a percentage of the Company's total accounts receivable balance at September 30, 1999, 18%, 13% and 11%:

     8. PATENT APPLICATION PURCHASE

     In May 2000, the Company purchased from Tolerance Therapeutics LLC the rights to a U.S. patent application claiming the use of CTLA4-Ig in the treatment of diseases of the immune system. Under terms of the agreement, the Company paid cash and issued stock for the purchase. The Company is also obligated to make an additional cash payment if certain conditions are met. The Company has expensed the purchase price as research and development expense as the realizability of the patent is subject to the outcome of additional research and development and the successful prosecution of the patent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Cautionary Statement Regarding Forward-Looking Statements

     Statements in this Quarterly Report on Form 10-Q as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical facts constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the Company's ability to (i) meet its working capital and future liquidity needs, (ii) successfully implement its strategic growth strategies, (iii) understand, anticipate and respond to rapidly changing technologies and market trends, (iv) develop, manufacture and deliver high quality, technology ally advanced products on a timely basis to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company, (v) obtain and protect licensing and intellectual property rights necessary for the Company's technology and product development on terms favorable to the Company, (vi) recruit and retain highly talented professionals in a competitive job market, (vii) realize future revenues, (viii) maintain a timeline for clinical activity, (ix) obtain approval from the FDA for clinical trials or product marketing approvals (x) obtain successful results, of pending or future clinical trials, (xi) continue to establish collaborative arrangements with third parties, and (xii) compete against the biotechnology and pharmaceutical industries. Further information on potential factors that could affect the Company's financial results are included in filings made by the Company from time to time with the Securities and Exchange Commission included in the section entitled "Risk Factors" contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (File No.000-14656).

     OVERVIEW

     We develop innovative therapeutic products for debilitating pediatric diseases including autism, leukemia, metabolic and immune system diseases based on naturally occurring peptides and proteins. Our lead therapeutic products are secretin for autism and CTLA4-Ig for stem cell transplantation and autoimmune diseases.

     On March 9, 1999, we acquired the exclusive rights to patent applications for the use of secretin in the treatment of autism. Autism is a developmental disorder characterized by poor communicative and social skills, repetitive and restricted behaviors and in some patients, gastrointestinal problems and irregular sleep patterns. Secretin is a hormone produced in the small intestine which regulates the function of the pancreas as part of the process of digestion. A form of secretin derived from pigs is approved by the United States Food and Drug Administration ("FDA") for use in diagnosing problems with pancreatic function. Recent anecdotal reports indicate that secretin may have beneficial effects in autism, including improvements in sleep, digestive function, communicative and social behavior. Following media reports of the potential benefits of secretin, more than 2,000 autistic children have been treated with the pig-derived hormone. We intend to manufacture a human, synthetic form of secretin and evaluate it in clinical trials in order to evaluate the benefits of secretin in treating autism and to determine the characteristics of patients most likely to benefit from secretin. In February 2000, we were issued a broad U.S. patent covering the use of secretin in the treatment of autism. There are currently no drugs approved by the FDA for the treatment of autism.

     We are also developing a product named "CTLA4-Ig," which has been shown to suppress unwanted immune responses in animal models of organ transplants and autoimmune diseases, such as lupus or multiple sclerosis, in which the immune system mistakenly attacks the body. Our product candidate is a derivative of a natural protein whose role is to turn-off an immune response. In animal models of organ transplantation and autoimmune diseases, CTLA4-Ig has been shown to block the rejection of a transplanted organ or the effects of the autoimmune disease. Initial clinical testing of CTLA4-Ig has been carried out in patients receiving a bone marrow transplant, which is a potential cure for several diseases of the immune system, including leukemia, myeloma, lymphoma and sickle cell anemia Despite the clinical success of bone marrow transplants, a significant number of patients experience a severe and potentially life-threatening complication known as Graft Versus Host Disease, in which the newly transplanted immune system attacks the host (i.e., the patient). In June 1999, results from a Phase I clinical trial reported that treatment of bone marrow from a family member with Repligen's CTLA4-Ig prevented Graft Versus Host Disease in eight of eleven transplant patients. In October 2000, the FDA approved the initiation of a Phase II clinical trial evaluating CTLA4-Ig in patients receiving stem cell transplant for leukemia or other malignancies.

     We develop, manufacture and market products for the production of therapeutic antibodies. We currently market a line of products for the purification of antibodies based on a naturally occurring protein, Protein A, which can specifically bind to antibodies. Repligen owns composition of matter patents for recombinant Protein A in the United States and in Europe. In December 1998, we entered into a ten-year agreement to supply recombinant Protein A to Amersham Pharmacia Biotech, a leading supplier to the biopharmaceutical market.

     In October 1999, Repligen obtained a license from ChiRhoClin, Inc., a private company, to commercialize two diagnostic secretin products. These products are synthetic, injectable forms of the natural hormone which has traditionally been used by gastroenterologists to assess the function of the pancreas. New Drug Applications (NDAs) have been filed for both products. The NDA for the synthetic porcine product has been reviewed by the FDA which indicated that it could be approved for marketing in the United States upon satisfactory response by ChiRhoClin to a request for additional data concerning the product's manufacturing. Both synthetic products have been granted orphan drug status by the FDA. If the FDA approves either product, the license agreement obligates Repligen to pay ChiRhoClin future milestones in cash and Repligen common stock and royalties. We can not be certain that the FDA will approve either product.

     RESULTS OF OPERATIONS

     REVENUES

     Total revenues for the three-month period ended September 30, 2000, compared to the three-month period ended September 30, 1999, were approximately $1,017,000 and $982,000, respectively, an increase of approximately $35,000 or 4%. Year to date total revenues for the six month period ended September 30, 2000 and 1999, were approximately $2,190,000 and $1,670,000, respectively, an increase of approximately $520,000 or 31%.

     Investment income for the three month period ended September 30, 2000, compared to the three-month period ended September 30, 1999, was approximately $552,000 and $156,000, respectively, an increase of approximately $396,000 or 254%. Year to date total investment income for the six month period ended September 30, 2000 and 1999, were approximately $1,064,000 and $203,000, respectively, an increase of approximately $861,000 or 424%. This increase during the three and six-months ended September 30, 2000 is largely attributable to higher average funds available for investment arising principally out of the completion of a private placement of common stock for $22,400,000 on March 9, 2000.

     Product revenues for the three month period ended September 30, 2000 compared to the three-month period ended September 30, 1999 were approximately $324,000 and $579,000, respectively, a decrease of $255,000 or 44%. This decrease is largely attributable to the timing of large production scale orders of Protein A. Year to date total product sales for the six month period ended September 30, 2000 and 1999, were approximately $880,000 and $811,000, respectively, an increase of approximately $69,000 or 9%. This increase is due to product shipments to Amersham Pharmacia Biotech and demand from monoclonal antibody producers during such period.

     Research and development revenues for the three month period ended September 30, 2000 compared to the three-month period ended September 30, 1999 were approximately $141,000 and $247,000, respectively, a decrease of approximately $75,000 or 43%. Year to date total research and development revenues for the six month period ended September 30, 2000 and 1999, were approximately $246,000 and $656,000, respectively, a decrease of approximately $410,000 or 63%. This decrease during the three and six-month periods ended September 30, 2000 is a result of the discontinuation of government sponsored research on drug discovery programs that generated revenue in fiscal 2000.

     EXPENSES

     Total expenses for the three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999 were approximately $2,229,000 and $1,787,000, respectively, an increase of $442,000 or 25%. Year to date total expenses for the six month period ended September 30, 2000 and 1999, were approximately $4,373,000 and $2,898,000, respectively, an increase of approximately $1,475,000 or 51%.

     Research and development expenses for the three month period ended September 30, 2000, compared to the three-month period ended September 30, 1999, were approximately $1,343,000 and $733,000, respectively, an increase of $610,000 or 83%. The increase in research and development expenses was partially attributable to non-cash charges incurred from the issuance of a warrant associated with a licensing agreement. In addition, increased costs were incurred for the production of clinical material and expansion of clinical trials for secretin and CTLA4-Ig. Research and development expenses for the six month period ended September 30, 2000 and 1999, were approximately $2,426,000 and $1,221,000, an increase of approximately $1,205,000 or 99%. This increase is largely attributable to increased costs associated with Repligen's drug development programs for secretin and CTLA4-Ig.

     Selling, general and administrative expenses (SG&A) for the three month period ended September 30, 2000 compared to the three-month period ended September 30, 1999, were approximately $658,000 and $767,000, respectively, a decrease of $109,000 or 14%. This decrease is largely attributable to non-recurring expenses fiscal 2000 associated with a financial advisory agreement with a shareholder, including a non-cash charge for the issuance of warrants exercisable for shares of common stock of Repligen pursuant to an agreement signed during the quarter ended September 30, 1999, partially offset by increased spending on shareholder services, legal and patent costs during the quarter ended September 30, 2000. SG&A expenses for the six month period ended September 30, 2000 and 1999, were approximately $1,389,000 and $1,193,000, respectively, an increase of approximately $196,000 or 16%. This increase is largely attributable to increased spending on shareholder services, legal and patent costs.

     Cost of products sold for the three months ended September 30, 2000 compared to the three-month period ended September 30, 1999 were approximately $229,000 and $287,000, respectively, a decrease of $58,000, or 20%. This decrease is attributable to decreased Protein A sales offset by costs associated with establishing a new subcontractor during the quarter ending September 30, 2000. Cost of product sales for the six month period ended September 30, 2000 and 1999, were approximately $559,000 and $483,000, respectively, an increase of approximately $76,000 or 16%. This increase is largely attributable to increased Protein A sales and to product mix. Cost of products sold in the three-month periods ended September 30, 2000 and 1999 were 71% and 49%, respectively, of product revenues. Cost of products sold in the six-month periods ended September 30, 2000 and 1999 were 64% and 60%, respectively, of product revenues. This increase in cost as a percentage of revenue is due primarily to additional staffing and the impact of fixed costs on decreased revenue for the quarter.

     LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through private placements of common stock and revenues derived from product sales, collaborative research agreements, government grants, and payments received pursuant to licensing and royalty agreements. Total cash, cash equivalents and marketable securities at September 30, 2000 equaled $33,241,000, a decrease of $792,000 from $34,033,000 at March 31, 2000.

     Repligen's operating activities used cash of approximately $1,211,000 consisting of a net loss from operations incurred during the six month period ended September 30, 2000 of approximately $2,183,000 and a decrease of accrued expenses of $353,000. This use of cash was offset by non-cash charges of $538,000 for depreciation and amortization and charges associated with the issuance of warrant and stock, an increase in accounts payable of $124,000 and a decrease in accounts receivable of $693,000. Our investing activities provided cash of approximately $2,861,000 from the redemption of marketable securities and $25,000 from changes in other assets. Our cash was reduced by capital expenditures of $101,000. Our financing activities provided cash of approximately $495,000 from the proceeds of stock option and warrant exercises.

     Working capital decreased to $33,247,000 at September 30, 2000 from $34,473,000 at March 31, 2000.

     While Repligen anticipates that the cost of operations will increase as it continues to expand its investment in proprietary product development, Repligen believes it has sufficient funding to satisfy its working capital and capital expenditure requirements for the next twenty-four months. Should Repligen need to secure additional financing to meet its future liquidity requirements, there can be no assurances that Repligen will be able to secure such financing, or that such financing, if available, will be on terms favorable to Repligen.

PART II.               OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

     On August 31, 2000, Repligen and the University of Michigan filed a complaint against Bristol-Myers Squibb Company ("BMS") at the United States District Court for the District of Michigan in Detroit, Michigan seeking correction of inventorship of certain United States patents which claim compositions and methods of use for CTLA4 as well as unspecified monetary damages. A correction of inventorship would result in the University of Michigan being designated as a co-assignee on any corrected BMS patent. Repligen would then have rights to such technology pursuant to a 2000 License Agreement with the University of Michigan, a 1995 Asset Acquisition Agreement with Genetics Institute, and other related agreements. Repligen continues to believe that the University of Michigan is a rightful co-assignee of the aforesaid BMS patents and we intend to continue to pursue the correction of inventorship. Repligen's failure to obtain shared ownership rights in the patents may restrict Repligen's ability to commercialize CTLA4-Ig. We have also filed our own patents related to compositions of matter and methods of use of CTLA4-Ig. In addition, we believe that the patents issued to BMS do not extend to the use of CTLA4-Ig in bone marrow transplantation.

Item 2.           CHANGES IN SECURITIES

     On July 24, 2000, Repligen issued to a third party a warrant to purchase 50,000 shares of common stock at $7.125 per share exercisable through July 2003 in partial consideration for a licensing agreement entered into with such third party. There were no underwriters involved in the transaction. Based on the fact that Repligen was issuing the warrant to only one entity, Repligen issued the warrant without registration and effected the private placement on reliance on Rule 4(2) of the Securities Act of 1933.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on September 14, 2000. At the Annual Meeting, the stockholders of the Company considered and acted upon a proposal to: (i) elect five members to the Board of Directors (ii) ratify the selection of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending March 31, 2001 and (iii) amend the 1992 Repligen Stock Option Plan, as amended, to increase both the number of options the Company automatically grants per year and the aggregate number of options granted to its non-employee directors.

     The Company had 26,558,400 shares of Common Stock of the Company issued and outstanding and entitled to vote as of the close of business on July 17, 2000, the record date established by the Board of Directors for the Annual Meeting. At the Annual Meeting, holders of a total of 20,105,339 shares of Common Stock or approximately 76% of all stockholders entitled to vote were present in person or represented by proxy. The following sets forth the information regarding the results of the voting at the Annual Meeting:

Proposal 1. Election of Directors:

        Directors                                 Shares Voting                 Shares Voting
                                                    In Favor                       Against
                                                  -------------                 -------------
        Robert J. Hennessey*                       19,331,309                      774,090
        Alexander Rich, M.D.*                      19,324,109                      781,290
        Paul Schimmel, Ph.D.*                      19,332,694                      772,705
        Walter C. Herlihy, Ph.D.*                  19,332,709                      772,690
        G. William Miller*                         19,325,909                      779,490

*Incumbent

Proposal 2. Ratification of Selection of Arthur Andersen LLP as independent auditors:

        Shares voting in favor:              20,023,114
        Shares voting against:                   44,575
        Abstention:                              37,710

Proposal 3. Amend the 1992 Repligen Corporation Stock Option Plan to increase both the number of options the Company automatically grants per year and the aggregate number of options granted to its non-employee directors:

        Shares voting in favor:              18,180,056
        Shares voting against:                1,779,431
        Abstention:                             145,912

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     EXHIBIT     DESCRIPTION
     -------     -----------
     3.1         Restated Certificate of Incorporation, dated September 30, 1992 and filed July 13, 1992, as amended (filed as Exhibit 3.1 to
                 Repligen Corporations Quarterly Report on Form 10-Q dated
                 September 30, 1999 and incorporated herein by reference).

     3.2         By-laws (filed as Exhibit 3.4 to Repligen Corporation's Form
                 S-1 Registration Statement No. 33-3959 and incorporated herein by reference).

     4.1 Common Stock Purchase Warrant dated July 24, 2000 (filed herewith).

     4.2 The Amended 1992 Repligen Corporation Stock Option Plan, adopted by the Stockholders on September 14, 2000 (filed herewith).

     10.1      * License Agreement with University of Michigan (filed
                 herewith).

     27.1        Financial Data Schedule (filed herewith).


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

                                      REPLIGEN CORPORATION
                                      (Registrant)


Date: November 14,2000                By: /S/ Walter C. Herlihy
                                          ----------------------
                                      Chief Executive Officer and President,
                                      Principal Financial and Accounting Officer

                              Repligen Corporation
                                  Exhibit Index

EXHIBIT   DESCRIPTION
-------   -----------
3.1 Restated Certificate of Incorporation, dated September 30, 1992 and filed July 13, 1992, as amended (filed as Exhibit 3.1 to Repligen Corporations Quarterly Report on Form 10-Q dated September 30, 1999 and incorporated herein by reference).

3.2 By-laws (filed as Exhibit 3.4 to Repligen Corporation's Form S-1 Registration Statement No. 33-3959 and incorporated herein by reference).

4.1       Common Stock Purchase Warrant dated July 24, 2000 (filed herewith).

4.2 The Amended 1992 Repligen Corporation Stock Option Plan, adopted by the Stockholders on September 14, 2000 (filed herewith).

10.1    * License Agreement with University of Michigan (filed herewith).

27.1      Financial Data Schedule (filed herewith).

  *Confidential Treatment has been requested as to omitted portions pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.