Form 10-Q
period 2000-12-31
REPLIGEN CORP
filed 2001-02-14
CIK 730272

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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
                                                        ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2001.

            Common Stock, par value $.01 per share               26,593,700
            --------------------------------------           -----------------
                        Class                                 Number of Shares

                              REPLIGEN CORPORATION

                                      INDEX

                       PART I. FINANCIAL INFORMATION                                                PAGE
                                                                                                    ----


Item 1.       Financial Statements

              Balance Sheets as of December 31, 2000 and March 31, 2000 (Unaudited)                   3

              Statements of Operations for the Three and Nine
              Months Ended December 31, 2000 and 1999 (Unaudited)                                     4

              Statements of Cash Flows for the Nine-Months
              Ended December 31, 2000 and 1999 (Unaudited)                                            5

              Notes to Financial Statements (Unaudited)                                               6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                               8


                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                                      12

Item 2.       Changes in Securities
              None

Item 3.       Defaults Upon Senior Securities
              None

Item 4.       Submissions of Matters to a Vote of Security Holders
              None

Item 5.       Other Information
              None

Item 6.       Exhibits and Reports on Form 8-K                                                       12

Signature                                                                                            12

Exhibit Index                                                                                        13

PART I.       FINANCIAL INFORMATION
   ITEM 1.    FINANCIAL STATEMENTS

                              REPLIGEN CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                               ASSETS                             DECEMBER 31, 2000    MARCH 31, 2000
                                                                    -------------      -------------
Current assets:
  Cash and cash equivalents                                         $  12,638,679      $  25,226,546
  Marketable securities                                                18,769,878          8,806,367
  Accounts receivable, net                                                622,922            847,838
  Inventories                                                             565,706            547,448
  Prepaid expenses and other current assets                               303,445            241,654
                                                                    -------------      -------------
    Total current assets                                               32,900,630         35,669,853
                                                                    -------------      -------------

Property and equipment, at cost:
  Equipment                                                             1,147,653          1,092,831
  Furniture and fixtures                                                  227,488            157,476
  Leasehold improvements                                                  473,288            473,288
                                                                    -------------      -------------
                                                                        1,848,429          1,723,595
  Less: accumulated depreciation and amortization                       1,375,604          1,187,343
                                                                    -------------      -------------
                                                                          472,825            536,252

Other assets, net                                                          56,882             81,382
                                                                    -------------      -------------

                                                                    $  33,430,337      $  36,287,487
                                                                    =============      =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $     572,873      $     425,565
  Accrued expenses                                                        576,731            771,520
                                                                    -------------      -------------
     Total current liabilities                                          1,149,604          1,197,085
                                                                    -------------      -------------

Stockholders' equity:
  Preferred stock, $.01 par value --authorized - 5,000,000
   shares --outstanding - none                                                 --                 --
  Common stock, $.01 par value --authorized - 40,000,000 shares
     --outstanding - 26,585,450 shares at December 31, 2000 and
     26,315,979 shares at March 31, 2000
                                                                          265,855            263,159
  Additional paid-in capital                                          166,460,373        165,507,184
  Accumulated deficit                                                (134,445,495)      (130,679,941)
                                                                    -------------      -------------
     Total stockholders' equity                                        32,280,733         35,090,402
                                                                    -------------      -------------

                                                                    $  33,430,337      $  36,287,487
                                                                    =============      =============


                 See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three-Months Ended                  Nine-Months Ended
                                                               December 31,                       December 31,
                                                         2000             1999               2000              1999
                                                     ------------------------------------------------------------------
Revenues:
     Product                                         $    615,154      $    558,028      $  1,494,942      $  1,369,494
     Investment income                                    539,322           131,406         1,603,452           334,191
     Other                                                  4,745           174,884           251,169           830,824
                                                     ------------      ------------      ------------      ------------
                                                        1,159,221           864,318         3,349,563         2,534,509
                                                     ------------      ------------      ------------      ------------

Costs and expenses:
     Research and development                           1,780,506         1,864,437         4,206,242         3,085,684
     Selling, general and administrative                  568,289           442,743         1,957,154         1,636,126
     Cost of products sold                                393,029           291,782           951,721           774,699
                                                     ------------      ------------      ------------      ------------
                                                        2,741,824         2,598,962         7,115,117         5,496,509
                                                     ------------      ------------      ------------      ------------

Net loss                                             $ (1,582,603)     $ (1,734,644)     $ (3,765,554)     $ (2,962,000)
                                                     ============      ============      ============      ============

Basic and diluted net loss per share                 $      (0.06)     $      (0.08)     $      (0.14)     $      (0.14)
                                                     ============      ============      ============      ============

Basic and diluted weighted average common shares
outstanding                                            26,576,434        22,193,696        26,531,159        20,950,890
                                                     ============      ============      ============      ============


                    See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine-Months Ended
                                                                                   December 31,
                                                                               2000             1999
                                                                           ------------      -----------
Cash flows from operating activities:
  Net loss                                                                 $ (3,765,554)     $(2,962,000)
  Adjustments to reconcile net loss to net cash
  used in operating activities -
  Depreciation and amortization                                                 188,263          240,118
  Non-cash charge for patent acquisition                                        183,750               --
  Non-cash charges relating to stock and warrant issuance                       218,735          188,265

Changes in assets and liabilities -
   Accounts receivable                                                          224,916         (184,955)
   Inventories                                                                  (18,259)         172,632
   Prepaid expenses and other current assets                                    (61,791)           7,769
   Accounts payable                                                             147,308         (104,596)
   Accrued expenses                                                            (194,789)          32,652
   Unearned income                                                                   --          (49,969)
                                                                           ------------      -----------
     Net cash used in operating activities                                   (3,077,421)      (2,660,084)
                                                                           ------------      -----------

Cash flows from investing activities:
   Net redemption /purchases of marketable securities                        (9,963,511)              --
   Purchases of property and equipment                                         (124,834)        (217,257)
   Decrease in other assets                                                      24,500            7,090
                                                                           ------------      -----------
      Net cash used in investing activities                                 (10,063,845)        (210,167)
                                                                           ------------      -----------

Cash flows from financing activities:
   Net proceeds from the issuance of common stock and warrants, net of
   issuance costs                                                                    --        8,915,368
   Proceeds from exercise of warrants                                           537,899               --
   Proceeds from exercise of stock options                                       15,500               --
                                                                           ------------      -----------
      Net cash provided by financing activities                                 553,399        8,915,368
                                                                           ------------      -----------

Net increase in cash and cash equivalents                                   (12,587,867)       6,045,117
Cash and cash equivalents, beginning of period                               25,226,546        3,250,751
                                                                           ------------      -----------
Cash and cash equivalents, end of period                                   $ 12,638,679      $ 9,295,868
                                                                           ============      ===========


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

         The Company applies Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION. SAB 101 requires companies to recognize certain upfront nonrefundable fees and milestone payments over the life of the related alliance when such fees are received in conjunction with alliances that have multiple elements. Implementation of SAB No. 101 has not had a significant impact on the Company's financial statements.

         3.       NET LOSS PER SHARE

         The Company applies Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. Basic and diluted net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method. Diluted weighted average shares outstanding for the three and nine-months ended December 31, 2000 and 1999 exclude the potential common shares issuable upon the exercise of warrants and stock options because to do so would be antidilutive for the periods presented. At December 31, 2000, there were outstanding options to purchase 1,503,441 shares of the Company's common stock at a weighted average exercise price of $2.65 per share and warrants to purchase 934,625 shares of the Company's common stock at a weighted average exercise price of $4.11 per share. At December 31, 1999, there were outstanding options to purchase 1,332,791 shares of the Company's common stock at a weighted average exercise price of $1.83 per share and warrants to purchase 3,307,050 shares of the Company's common stock at a weighted average exercise price of $3.18 per share.

         4.       CASH EQUIVALENTS AND MARKETABLE SECURITIES

         The Company applies SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. At December 31, 2000, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. The Company considers highly liquid investments purchased with original maturities at the date of acquisition of three months or less to be cash equivalents. Marketable securities are accounted for at amortized cost, which approximates fair value. All of the marketable securities held at December 31, 2000 mature in one year or less. Cash, cash equivalents and marketable securities consist of the following at December 31, 2000 and March 31, 2000:

                                                   As of
                                       December 31, 2000  March 31, 2000
 Cash and equivalents
   Money markets                             $10,844,690     $   801,434
   Commercial paper                            1,489,384      17,031,292
   U.S. Government and Agency securities              --       7,342,874
   Cash                                          304,605          50,946
                                             -----------     -----------
        Total cash and cash equivalents      $12,638,679     $25,226,546
                                             ===========     ===========

Marketable securities
   Commercial paper                          $11,842,085     $ 5,854,544
   U.S. Government and Agency securities       6,927,793       2,951,823
                                             -----------     -----------
        Total marketable  securities         $18,769,878     $ 8,806,367
                                             ===========     ===========

         5.       INVENTORIES

         Inventories are stated at the lower of cost (first in, first out) or market and consist of the following:

                                                   As of
                                       December 31, 2000   March 31, 2000

Raw materials and work-in-process               $508,707         $371,405
Finished goods                                    56,999          176,043
                                                --------         --------
       Total                                    $565,706         $547,448
                                                ========         ========

         Work in process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead.

         6.       COMPREHENSIVE INCOME

         The Company applies SFAS No. 130 REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The comprehensive net loss is the same as reported net loss for all periods presented.


         7.       DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND SIGNIFICANT
                  CUSTOMERS

         The Company applies SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. To date, the Company has viewed its operations and manages its business as principally one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

         The following table represents the Company's revenue by geographic area:

         Three Months Ended      Nine Months Ended
            December 31,           December 31,
           2000      1999          2000      1999
           ----      ----          ----      ----
US           62%       72%           76%       75%
Europe       38        23            23        22
Other        --         5             1         3
           ----      ----          ----      ----
Total      100%       100%          100%     100%

         During the three months ended December 31, 2000, there was one significant customer who accounted for approximately 37% of the Company's revenues. During the three months ended December 31, 1999, there was one significant customer who accounted for approximately 30% of the Company's revenues. During the nine months ended December 31, 2000, there were two customers who account for approximately 22% and 11% of the Company's revenues. During the nine months ended December 31, 1999, there were two customers who account for approximately 18% and 15% of the Company's revenues. There were two significant accounts receivable balances as a percentage of the Company's total accounts receivable balance at December 31, 2000, 69% and 17%. There were three significant accounts receivable balances as a percentage of the Company's total accounts receivable balance at December 31, 1999, 41%, 14% and 12%:

         8.       PATENT APPLICATION PURCHASE

         In December 2000, the Company purchased from the University of California, San Diego (UCSD) a right to a U.S. patent application covering novel methods for the treatment of mitochondrial disease. Under terms of the agreement, Repligen received exclusive commercial rights to both inventions and paid UCSD an up-front fee. Repligen will also pay UCSD clinical development milestones and royalties on product sales. The Company has expensed the purchase price as research and development expense as the realizability of the patent is subject to the outcome of additional research and development and the successful prosecution of the patent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Cautionary Statement Regarding Forward-Looking Statements

         Statements in this Quarterly Report on Form 10-Q, as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical facts constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the Company's ability to (i) meet its working capital and future liquidity needs, (ii) successfully implement its strategic growth strategies,
(iii) understand, anticipate and respond to rapidly changing technologies and market trends, (iv) develop, manufacture and deliver high quality, technologically advanced products on a timely basis to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company, (v) obtain and protect licensing and intellectual property rights necessary for the Company's technology and product development on terms favorable to the Company, (vi) recruit and retain highly talented professionals in a competitive job market, (vii) realize future revenues, (viii) maintain a timeline for clinical development, (ix) obtain approval from the FDA for clinical trials or product marketing approvals (x) obtain successful results of pending or future clinical trials, (xi) continue to establish collaborative arrangements with third parties, and (xii) compete against the biotechnology and pharmaceutical industries. Further information on potential factors that could affect the Company's financial results are included in filings made by the Company from time to time with the Securities and Exchange Commission included in the section entitled "Risk Factors" contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (File No.000-14656).

         OVERVIEW

         We are developing innovative therapeutic products for debilitating pediatric diseases including autism, leukemia, metabolic and immune system diseases based on naturally occurring peptides and proteins. Our lead therapeutic products are secretin for autism, CTLA4-Ig for stem cell transplantation and uridine for mitochondrial disease.

         In March 1999, we acquired the exclusive rights to patent applications for the use of secretin in the treatment of autism. Autism is a developmental disorder characterized by poor communicative and social skills, repetitive and restricted behaviors and in some patients, gastrointestinal problems and irregular sleep patterns. Secretin is a hormone produced in the small intestine which regulates the function of the pancreas as part of the process of digestion. A form of secretin derived from pigs is approved by the United States Food and Drug Administration ("FDA") for use in diagnosing problems with pancreatic function. Recent anecdotal reports indicate that secretin may have beneficial effects in autism, including improvements in sleep, digestive function, communicative and social behavior. Following media reports of the potential benefits of secretin, more than 2,000 autistic children have been treated with the pig-derived hormone. We intend to manufacture a human, synthetic form of secretin and carry out in clinical trials to more fully evaluate the benefits of secretin in treating autism and to determine the characteristics of patients most likely to benefit from secretin. In February 2000, we were issued a broad U.S. patent covering the use of secretin in the treatment of autism. There are currently no drugs approved by the FDA for the treatment of autism.

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

         In December 2000, the Company purchased from the University of California, San Diego (UCSD) a right to a U.S. patent application covering novel methods for the treatment of mitochondrial disease. Mitochondria are small bodies found in every cell, which produce energy for cellular processes. Mitochondrial diseases are characterized by impaired function of many tissues particularly skeletal muscles (weakness, poor motor skills), the nervous system (seizures, poor cognition) and dysfunction of the heart and kidney. Uridine is a naturally occurring substance required by all cells for the synthesis of RNA, DNA and other essential factors. Mitochondria are the only cellular (non-dietary) source of uridine and its synthesis is often impaired in patients with mitochondrial disease. In a Phase 1 study at UCSD, daily administration of uridine or a derivative of uridine was well tolerated by the patients and produced symptom improvements in some patients. Repligen intends to extend these observations in a randomized, placebo-controlled clinical study in collaboration with UCSD.

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

         In October 1999, Repligen obtained a license from ChiRhoClin, Inc., a private company, to commercialize two diagnostic secretin products. These products are synthetic, injectable forms of the natural hormone which has been traditionally been used by gastroenterologists to assess the function of the pancreas. New Drug Applications (NDAs) have been filed for both products. The NDA for the synthetic porcine product has been reviewed by the FDA which indicated that it could be approved for marketing in the United States upon satisfactory response by ChiRhoClin to a request for additional data concerning the product's manufacturing. Both synthethic products have been granted orphan drug status by the FDA. If the FDA approves either product, the license agreement obligates Repligen to pay ChiRhoClin future milestones in cash and Repligen common stock and royalties. We cannot be certain that the FDA will approve either product.

         RESULTS OF OPERATIONS

         REVENUES

          Total revenues for the three-month period ended December 31, 2000, and the three-month period ended December 31, 1999, were approximately $1,159,000 and $864,000 respectively, an increase of $295,000 or 34%. Year to date total revenues for the nine month period ended December 31, 2000 and 1999,were approximately $3,350,000 and $2,535,000, respectively, an increase of $815,000 or 32%.

         Product revenues for the three month period ended December 31, 2000, and the three-month period ended December 31, 1999, were approximately $615,000 and $558,000, respectively, an increase of $57,000 or 10%. This increase is largely attributable to the timing of large scale production orders of Protein
A. Year to date total product sales for the nine month period ended December 31, 2000 and 1999, were approximately $1,495,000 and $1,369,000, respectively, an increase of $126,000 or 9%. This increase is due to increased product shipments to Amersham Pharmacia Biotech and demand from monoclonal antibody producers during such period.

         Investment income for the three month period ended December 31, 2000, and the three-month period ended December 31, 1999, was approximately $539,000 and $131,000, respectively, an increase of $408,000 or 311%. Year to date total investment income for the nine -month period ended December 31, 2000 and 1999,was approximately $1,603,000 and $334,000, respectively, an increase of $1,269,000 or 380%. This increase during the three and nine-months ended December 31, 2000 is largely attributable to higher average funds available for investment arising principally out of the completion of a private placement of common stock for $22,400,000 on March 9, 2000.

         Other revenues, which included research and development revenues, for the three month period ended December 31, 2000, and the three-month period ended December 31, 1999 were approximately $5,000 and $175,000, respectively, a decrease of $170,000 or 97%. Year to date other revenues for the nine month period ended December 31, 2000 and 1999 were approximately $251,000 and $831,000, respectively, a decrease of $580,000 or 70%. This decrease during the three and nine-month periods ended December 31, 2000 is a result of the termination of government sponsored research on drug discovery programs that generated revenue in fiscal 2000.

         EXPENSES

         Total expenses for the three-month period ended December 31, 2000 and the three-month period ended December 31, 1999 were approximately $2,742,000 and $2,599,000, respectively, an increase of $143,000 or 6%. Year to date total expenses for the nine month period ended December 31, 2000 and

1999, were approximately $7,115,000 and $5,497,000, respectively, an increase of $1,618,000 or 29%.

         Research and development expenses for the three-month period ended December 31, 2000, and the three-month period ended December 31, 1999, were approximately $1,781,000 and $1,864,000, respectively, a decrease of $83,000 or 5%. During the three months ended December 31, 2000, research and development expenses include costs incurred for the production of clinical material and clinical trials for secretin and CTLA4-Ig and payment associated with the acquisition of the UCSD patent applications. During December 31, 1999, research and development costs included a $1,000,000 licensing payment associated with the licensing of two diagnostic secretin products. Research and development expenses for the nine month period ended December 31, 2000 and 1999,were approximately $4,206,000 and $3,086,000, respectively, an increase of $1,120,000 or 36%. This increase is largely attributable to increased costs associated with Repligen's drug development programs for secretin and CTLA4-Ig.

         Selling, general and administrative expenses (SG&A) for the three month period ended December 31, 2000 and the three-month period ended December 31, 1999, were approximately $568,000 and $443,000, respectively, an increase of $125,000 or 28%. SG&A expenses for the nine month period ended December 31, 2000 and 1999 were approximately $1,957,000 and $1,636,000, respectively, an increase of $321,000 or 20%. This increase during the three and nine-month periods ended December 31, 2000 is largely attributable to increased spending on personnel and associated costs, increased shareholder services and patent costs during the quarter ended December 31, 2000.

         Cost of products sold for the three months ended December 31, 2000, and the three-month period ended December 31, 1999, were approximately $393,000 and $292,000, respectively, an increase of $101,000, or 35%. Cost of product sales for the nine month period ended December 31, 2000 and 1999,were approximately $952,000 and $775,000, respectively, an increase of $177,000 or 23%. This increase during the three and nine-month periods ended December 31, 2000 is largely attributable to increased Protein A sales and to product mix. Cost of products sold in the three-month periods ended December 31, 2000 and 1999 were 64% and 52%, respectively, of product revenues. Cost of products sold in the nine-month periods ended December 31, 2000 and 1999 was 64% and 57%, respectively, of product revenues. This increase in cost as a percentage of revenue is due primarily to additional staffing and to product mix.

         LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations primarily through private placements of common stock and revenues derived from product sales, collaborative research agreements, government grants, and payments received pursuant to licensing and royalty agreements. Total cash, cash equivalents and marketable securities at December 31, 2000 equaled $31,409,000, a decrease of $2,624,000 from $34,033,000 at March 31, 2000.

         Repligen's operating activities used cash of approximately $3,077,000 for the nine months period ended December 31, 2000 consisting of a net loss from operations of approximately $3,766,000, an increase of inventory of $62,000 and a decrease of accrued expenses of $195,000. This use of cash was offset by non-cash charges of $591,000 for depreciation and amortization and charges associated with the issuance of warrants and common stock, an increase in accounts payable of $147,000 and a decrease in accounts receivable of $225,000. Our investing activities used cash of approximately $10,064,000 for the purchase of marketable securities and from changes in other assets. Our cash was reduced by capital expenditures of $125,000. Our financing activities provided cash of approximately $553,000 from the proceeds of stock option and warrant exercises.

         Working capital decreased to $31,751,000 at December 31, 2000 from $34,473,000 at March 31, 2000.

         While we anticipate that the cost of operations will increase as we continues to expand its investment in proprietary product development, we believe we have sufficient funding to satisfy its working capital and capital expenditure requirements for the next twenty-four months. Should we need to secure additional financing to meet our future liquidity requirements, there can be no assurances that we will be able to secure such financing, or that such financing, if available, will be on terms favorable to us.

PART II.              OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

         On August 31, 2000, Repligen and the University of Michigan filed a complaint against Bristol-Myers Squibb Company ("BMS") at the United States District Court for the District of Michigan in Detroit, Michigan seeking correction of inventorship of certain United States patents which claim compositions and methods of use for CTLA4 as well as unspecified monetary damages. A correction of inventorship would result in the University of Michigan being designated as a co-assignee on any corrected BMS patent. Repligen would then have rights to such technology pursuant to a 2000 License Agreement with the University of Michigan, a 1995 Asset Acquisition Agreement with Genetics Institute and other related agreements. Repligen continues to believe that the University of Michigan is a rightful assignee or co-assignee of the aforesaid patents and we intend to continue to pursue the correction of inventorship. Repligen's failure to obtain shared ownership rights in the patents may restrict Repligen's ability to commercialize CTLA4-Ig. We have also filed our own patents related to compositions of matter and methods of use of CTLA4-Ig. In addition, we believe that the patents issued to BMS do not extend to the use of CTLA4-Ig in stem cell transplantation.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

       EXHIBIT                   DESCRIPTION
       -------                   -----------

         3.1                     Restated Certificate of Incorporation, dated December 31, 1992 and filed July 13, 1992, as amended (filed as Exhibit 3.1 to Repligen Corporation's Quarterly Report on Form 10-Q
                                 dated December 31, 1999 and incorporated herein by reference).

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

                                        REPLIGEN CORPORATION
                                         (Registrant)

   Date:  February 14, 2001    By:      /s/ Walter C. Herlihy
                                        --------------------------
                                        Chief Executive Officer and President,
                                        Principal Financial and Accounting
                                        Officer

                              Repligen Corporation
                                  Exhibit Index

       EXHIBIT                   DESCRIPTION
       -------                   -----------

         3.1                     Restated Certificate of Incorporation, dated
                                 June 30, 1992 and filed July 13, 1992, as amended (filed as Exhibit 3.1 to Repligen
                                 Corporation's Quarterly Report on Form 10-Q dated September 30, 1999 and incorporated herein by reference).

         3.2                     By-laws (filed as Exhibit 3.4 to Repligen
                                 Corporation's Form S-1 Registration Statement
                                 No. 33-3959 and incorporated herein by
                                 reference).