Form 10-K
period 2001-03-31
REPLIGEN CORP
filed 2001-06-29
CIK 730272

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2001

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

State the aggregate market value of the voting common equity held by non-affiliates of the Registrant. The aggregate market value, computed by reference to the closing sale price of such stock quoted on NASDAQ on June 15, 2001 was approximately $49,785,492.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 15, 2001: 26,633,950.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2001. Portions of such Proxy Statement are incorporated by reference in Part III of this Form 10-K.

Item 1.   BUSINESS

     Any statements which are not historical facts contained in this Annual Report on Form 10-K, including, without, limitation, projections or statements concerning use and success of technology, progress of product development, programs or clinical trials, completion, timing and benefits of development programs, liquidity, suitability of products for specific applications, product performance, advantages or significance of technology, benefits and results of acquisitions, collaborations and strategic and other alliances, and improvements to operating and other results, are forward-looking statements that involve risks and uncertainties, including but not limited to those relating to product demand, pricing, market acceptance, the effect of economic conditions, intellectual property rights and litigation, the results of governmental proceedings, competitive products, risks in timing and success of clinical trials and product development, the results of financing efforts, the ability to exploit technologies, the ability to complete transactions, and other risks identified under the caption "Certain Factors That May Affect Future Results" and elsewhere in this Annual Report, as well as in our other Securities and Exchange Commission filings. Our actual results may differ significantly from the results discussed in the forward-looking statements.

The Company

     Repligen Corporation ("Repligen") develops new drugs for autism, immune system diseases and mitochondrial disease. Our lead therapeutic products are secretin for autism, CTLA4-Ig for stem cell transplantation and uridine for mitochondrial disease. We also manufacture and market products based on Protein A for the purification of antibodies, and we own commercial rights to two products based on synthetic forms of secretin for the diagnosis of pancreatic function. Repligen was incorporated in March 1981, under the laws of the State of Delaware. Our principal executive officers are at 117 Fourth Avenue, Needham, Massachusetts 02494 and our telephone number is (781) 449-9560.

Secretin for Autism

     Autism is a developmental disorder characterized by poor communication, impaired social interaction and repetitive behavior. Many autistic individuals also have gastrointestinal dysfunction. Secretin is a hormone produced in the small intestine which regulates the function of the pancreas as part of the process of digestion. A form of secretin derived from pigs is approved by the United States Food and Drug Administration ("FDA") for use in diagnosing problems with pancreatic function. Anecdotal reports indicate that secretin may have beneficial effects in some autistic children, including improvements in the social deficit which is the defining feature of autism.

     We have completed an FDA-approved Phase 2 clinical trial on a human, synthetic form of secretin in order to evaluate its potential benefits on the gastrointestinal, social, communicative and behavioral symptoms of autism. This trial was a randomized, double-blind, placebo-controlled study which enrolled 126 autistic children aged 3 to 6 at multiple sites in the United States. All of the children had gastrointestinal symptoms and moderate to severe symptoms of autism. Each patient received 3 doses of secretin or a placebo at 3 week intervals. Patients were assessed before the first dose and two weeks after the third dose with multiple standardized tests including clinical and parental evaluations, a daily diary of gastrointestinal and autistic symptoms and video taping of structured play sessions.

     Results from the trial indicated that parents of secretin-treated children rated their child's symptoms to be improved compared to children who received a placebo, a result that was statistically significant. We also identified two biological parameters which defined a group of patients whose symptoms were highly variable over time. When these patients were removed from the analysis, the beneficial effect of secretin was also observed in two types of evaluations carried out by a trained psychologist. This trial also evaluated the safety of secretin. There was no statistically significant increase in the side-effects (adverse events) observed in secretin-treated patients versus patients who received a placebo.

     We have also initiated a research effort to better understand the biology of secretin and its mechanism of action in autistic patients. We intend to analyze multiple biological parameters in the multiple blood, urine and stool samples that were collected from these patients to search for additional biological markers which may be correlated with the response to secretin. We are also investigating the neurobiology of secretin in animals to better understand its mechanism of action.

     According to the American Society for Autism, there are approximately 500,000 individuals affected by autism in the United States. There are currently no FDA-approved drugs for the treatment of autism and no drug therapy which has been reported to improve the social or communicative deficits of autism.

     In February 2000, we were issued a U.S. patent for the use of secretin in the treatment of autism which will expire in 2018. We are currently prosecuting additional patent applications in the United States, Europe and Japan.

CTLA4-Ig for Transplantation and Immune Disorders

     We are also developing a product named "CTLA4-Ig," based on a natural regulator of the immune system. CTLA4-Ig has been shown in animal models to selectively block unwanted immune responses in organ transplantation and several autoimmune diseases. We are conducting our initial clinical testing of CTLA4-Ig in patients receiving a stem cell (bone marrow) transplant, which is a potential cure for several cancers of the immune system, including leukemia, myeloma and lymphoma. A stem cell transplant is also a potential treatment for certain metabolic diseases, autoimmune diseases and sickle cell anemia.

     Despite the clinical potential of stem cell transplantation, its use is limited by a severe and potentially life-threatening complication - graft versus host disease ("GVHD"), in which the newly transplanted immune system attacks the tissues of the recipient. To minimize this complication, most stem cell transplants require a search for a genetically "matched" donor which only partially eliminates GVHD and which can delay treatment for months and cost $25,000 or more.

     In June 1999, the results of a Phase 1 clinical trial of our CTLA4-Ig in stem cell transplantation were published in the New England Journal of Medicine. The trial involved eleven patients who received a graft from a family member who was only partially genetically matched with the patient. The results demonstrated that pre-treatment of stem cells (bone marrow) from a genetically "mismatched" family member with CTLA4-Ig prior to transplantation resulted in a lower incidence of GVHD than expected based on prior experience. We intend to further evaluate CTLA4-Ig for stem cell transplantations in which the donor and recipient are genetically "mismatched" in an FDA-approved Phase 2 clinical trial.

     In the last five years, a new technique has been developed to reduce the morbidity and mortality of stem cell transplantation. In this "mini-transplant" procedure, the patient receives substantially less radiation treatment prior to the transplant. While this can reduce side effects and the time spent in intensive care, the problem of GVHD remains. We intend to evaluate the use of CTLA4-Ig to prevent the development of GVHD in patients receiving a "mini-transplant" in a second Phase 2 clinical trial. Reduction of the severity of GVHD in this setting may enable stem cell transplantation to be applied to a broader range of cancer patients and to other diseases for which the current morbidity associated with the transplant is unacceptable.

     Repligen has obtained an exclusive license to the patent rights of the University of Michigan which pertain to CTLA4-Ig and is prosecuting patents filed by the University related to compositions of matter and methods of use of CTLA4-Ig. We also believe that the University of Michigan and Repligen are entitled to rights to certain U.S. patents on compositions and uses of CTLA4 which have been issued to Bristol-Myers Squibb Company. (For more information on our intellectual property rights to CTLA4-Ig, please see "Legal Proceedings.")

Uridine for Mitochondrial Disorders

     Mitochondria are small structures present in every cell which serve to produce energy for cellular processes. Defects in the genes which encode mitochondrial proteins are responsible for mitochondrial disease which affects multiple organs, particularly the nervous system, heart, liver and lungs. Inborn forms of mitochondrial disease affect approximately 20,000 people in the United States and result in symptoms, including seizures, skeletal and heart muscle weakness and neurological and cognitive defects.

     It has recently been recognized that a second function of mitochondria is to produce uridine, an essential precursor for the synthesis of RNA and DNA as well as other cellular functions. This insight led researchers at The University of California, San Diego ("UCSD") to evaluate synthetic uridine as a therapy for mitochondrial disease.

     In Phase 1 clinical trials carried out by UCSD, daily oral administration of uridine or an analog of uridine was evaluated in 14 patients. This study indicated that the therapy is well tolerated in patients with mitochondrial disease including a few who have received it for more than two years. Several patients also had marked improvements in their symptoms, including a reduction in the number of seizures, improved muscle strength and improvements in kidney function. Repligen is currently preparing for a placebo-controlled Phase 2 clinical trial to extend these observations.

     In December 2000, Repligen exclusively licensed the rights to patent applications from UCSD for the treatment of mitochondrial disease with uridine or analogs of uridine.

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

     We manufacture and market several forms of recombinant Protein A. Our primary customers incorporate our product into their proprietary antibody purification systems which they sell directly to the biotechnology and pharmaceutical industry. We also manufacture an immobilized Protein A product which is marketed by Amersham Pharmacia Biotech. Substantially all of our product sales for the last three years have been sales of Protein A.

     In the past four years, the sales of therapeutic antibody products have increased from $300 million in 1997 to approximately $2 billion in 2000. This growth is based on the growth of new therapeutic antibody products, including Rituxin(R) for lymphoma, Herceptin(TM) for breast cancer, Synagis(TM) for RSV infection, Remicade(TM) for Crohn's disease and arthritis and Enbrel(TM) for arthritis. There are more than 100 additional monoclonal antibodies in various stages of clinical testing which may lead to additional growth of the antibody market and in the demand for Protein A.

     We own a patent in the U.S. covering the protein A gene and the manufacture of recombinant Protein A which expires in 2009. Similar patents have been issued to us in certain European countries and Japan which expire in 2002.

Secretin Diagnostic Products

     In October 1999, we acquired the commercial rights to two diagnostic products based on synthetic forms of porcine (pig-derived) and human secretin from ChiRhoClin, Inc., a private company. Both of these products have been evaluated in clinical trials for their safety and efficacy in diagnosing pancreatic function and gastrinoma. A New Drug Application for each product has been filed with the FDA. In March 2000, the FDA issued an "approvable letter" for the use of synthetic porcine secretin in the diagnosis of pancreatic function. The FDA issued a second "approvable letter" issued in November 2000 which contained questions concerning the manufacture and quality control of the synthetic porcine substance. Final approval to market this synthetic porcine product will be based on a satisfactory response by ChiRhoClin to questions raised by the FDA.

     We intend to market these diagnostic products directly to gastroenterologists in the U.S. The FDA has granted both products Orphan Drug Status which means that they will each have a seven year period of exclusivity following final approval of the NDA.

Repligen's Business Strategy

     Our primary objective is to develop drugs based on naturally-occurring peptides, proteins and nucleotides. By harnessing the natural actions of these compounds, it may be possible to modify a disease process in a specific way and with a minimum of toxicity. We intend to maintain the commercial rights to our lead product candidates through "proof of efficacy" clinical trials. After demonstration of a product candidate's therapeutic potential, we may seek a biotechnology or pharmaceutical partner for further clinical development or commercialization of our product candidates.

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

Sales and Marketing

     We sell our rProtein A(TM) products primarily through value-added resellers including Amersham Pharmacia Biotech, AB ("APBiotech"), PE Biosystems, Inc. and Millipore Corporation, and through distributors in certain foreign markets. Pending approval by the FDA, we intend to market our secretin diagnostic products directly to gastroenterologists in the United States.

Customers

     Customers for our Protein A products include chromatography companies, diagnostics companies, biopharmaceutical companies and laboratory researchers. During fiscal 2001, customers that accounted for more than 10% of our total revenues were APBiotech and PE Biosystems Inc.

Employees

     As of June 15, 2001, we had 40 employees. Of the 40 employees, 26 were engaged in research, development and manufacturing and 14 in administrative and marketing functions. Doctorates or other advanced degrees are held by 15 of our employees. Each of our employees has signed a confidentiality agreement. Our employees are not covered by a collective bargaining agreement.

Patents, Licenses and Proprietary Rights

     Our policy is to seek patent protection for our significant proprietary products. We pursue patent protection in the United States and file corresponding patent applications in relevant foreign jurisdictions. We believe that patents are an important element in the protection of our competitive and proprietary position, but other elements, including trade secrets, orphan drug status and know-how, are also important. We own or have exclusive rights to more than 15 U.S. patents and corresponding foreign equivalents. In addition, we have rights to more than 20 U.S. pending patent applications. The invalidation of key patents owned or licensed by us or the failure of patents to issue on pending patent applications could create increased competition, with potential adverse effects on our business prospects.

     In March 1999, we acquired the rights to certain patent applications claiming the therapeutic use of secretin to treat autism and other pervasive developmental disorders. In February 2000, we received a U.S. patent covering the use of secretin in the treatment of autism or the symptoms of autism which will expire in 2018. Additional related patent applications are currently being prosecuted in the United States and key foreign markets.

     As part of our program to develop drugs directed to the immune cell receptors known as CD28, B7 and CTLA4 (costimulatory factors), we licensed the rights to certain patent applications from the University of Michigan in 1992. In September 1995, we assigned these patent rights to Genetics Institute, Inc. In January 1996, Genetics Institute, Inc. returned the rights to CTLA4-Ig to us. In November 1999, we executed an agreement with Genetics Institute and the University of Michigan which confirmed the prior transfer of certain CTLA4-Ig related rights from Genetics Institute to the University of Michigan and the exclusive license of those rights to us. We have an unrestricted right to sub-license our CTLA4-Ig rights. (For more information on our intellectual property rights to CTLA4-Ig, please see "Legal Proceedings.")

     We have licensed two patent applications from the University of California, San Diego (UCSD) covering novel methods for the treatment of mitochondrial disease and for the treatment of autism in patients with abnormal metabolism. Under the terms of the license agreement, Repligen receives exclusive commercial rights to both inventions and will pay UCSD an up-front fee, clinical development milestones and royalties on product sales. Repligen will also support two research projects at UCSD. One patent application covers the use of analogs of uridine, a naturally occurring component of RNA and DNA, for the treatment of diseases characterized by defects in the function of mitochondria. A second patent application covers the use of uridine and a form of uridine, triacetyl uridine ("TAU"), for the correction of defects in purine metabolism which produce the symptoms of autism or pervasive developmental disorder.

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

Manufacturing

     We manufacture Protein A products from recombinant strains of bacteria. We manufacture a modified form of Protein A for AP Biotech under a ten year supply agreement which was initiated in December 1998. Certain fermentation and recovery operations are carried out by third parties. The purification, immobilization, packaging and quality control testing of Protein A are conducted at our facilities in Needham, Massachusetts. (For more information about our manufacturing facilities, please see "Description of Property.") We maintain an active quality assurance effort to support the regulatory requirements of our customers. Our secretin diagnostic product is purchased from ChiRhoClin, Inc. who manufactures it through third party contractors.

Government Regulation

     The development of drug candidates, such as secretin or CTLA4-Ig, by us or our collaborative partners are subject to regulation in the United States by the FDA and abroad by foreign equivalents. Product development and approval within the FDA regulatory framework usually takes a significant number of years, involves the expenditure of substantial capital resources and timelines for development are uncertain.

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

     Clinical trials involve the administration of the drug to human volunteers or patients under the supervision of a qualified investigator, usually a physician, with an FDA-approved protocol. Human clinical trials are typically conducted in three sequential phases:

o Phase 1 clinical trials represent the initial administration of the investigational drug to a small group of human subjects to test for safety (adverse effects), dose tolerance, absorption, biodistribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence regarding efficacy.

o Phase 2 clinical trials typically involve a small sample of the actual intended patient population and seek to assess the efficacy of the drug for specific targeted indications, to determine dose tolerance and the optimal dose range, and to gather additional information relating to safety and potential adverse effects.

o Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase 3 clinical trials are initiated to establish further clinical safety and efficacy of the investigational drug in a broader sample of the general patient population at multiple study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for product approval. The Phase 3 clinical development program consists of expanded, large-scale studies of patients with the target disease or disorder, to obtain definitive statistical evidence of the efficacy and safety of the proposed product.

     All data obtained from a comprehensive development program are submitted in a New Drug Application (NDA) to the FDA and the corresponding agencies in other countries for review and approval. The NDA includes information pertaining to clinical studies and the manufacture of the new drug. Review of an NDA by the FDA can be a time-consuming process and the FDA may request that we submit additional data or carry out additional studies.

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

     Other factors that we believe will materially affect market acceptance of our products and services include:

     o the timing of receipt of marketing approvals and the countries in which such approvals are obtained;

     o    the safety, efficacy and ease of administration of our products;

     o    the success of physician education programs; and

     o the availability of government and third party payor reimbursement of our products.

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

     Even if we receive regulatory approval of a product, such approval may be subject to limitations on the indicated uses for which the product may be marketed, which may limit the size of the market for the product or contain requirements for costly post-marketing follow-up studies. The manufacturer of our products for which we have obtained marketing approval will be subject to continued review and periodic inspections by the FDA and other regulatory authorities. The subsequent discovery of previously unknown problems with the product, clinical trial subjects, or with the manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

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

IF WE ARE UNABLE TO OBTAIN AND MAINTAIN PATENTS FOR OUR PRODUCTS, WE WILL NOT BE ABLE TO SUCCEED COMMERCIALLY.

     We must obtain and maintain patent and trade secret protection for our products and processes in order to protect them from unauthorized use and to produce a financial return consistent with the significant time and expense required to bring our products to market. Our success will depend, in part, on our ability to:

     o    obtain  and   maintain   patent   protection   for  our  products  and
          manufacturing processes;

     o    preserve our trade secrets; and

     o    operate without infringing the proprietary rights of third parties.

     We can not be sure that any patent applications relating to our products that we will file in the future or that any currently pending applications will issue on a timely basis, if ever. Since patent applications in the United States are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. Even if patents are issued, the degree of protection afforded by such patents will depend upon the:

     o    scope of the patent claims;

     o    validity and  enforceability  of the claims  obtained in such patents;
          and

     o    our willingness and financial ability to enforce and/or defend them.

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

     Other types of situations in which we may become involved in patent litigation or other intellectual property proceedings include:

     o We may initiate litigation or other proceedings against third parties to enforce our patent rights.

     o We may initiate litigation or other proceedings against third parties to seek to invalidate the patents held by such third parties or to obtain a judgment that our products or services do not infringe such third parties' patents.

     o If our competitors file patent applications that claim technology also claimed by us, we may participate in interference or opposition proceedings to determine the priority of invention.

     o If third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we will need to defend against such claims.

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

     If in the future we determine to perform sales, marketing and distribution functions ourselves, we would face a number of additional risks, including:

     o we may not be able to attract and build a significant marketing staff or sales force;

     o the cost of establishing a marketing staff or sales force may not be justifiable in light of any product revenues; and

     o    our direct sales and marketing efforts may not be successful.

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

     We currently rely upon third parties to produce material for preclinical and clinical testing purposes and expect to continue to do so in the future. We also expect to rely upon third parties, including our collaborative partners, to produce materials required for the commercial production of certain of our products if we succeed in obtaining necessary regulatory approvals. We believe that there is no proprietary aspect to the manufacture of our products. We believe our products could be manufactured at other facilities; however, there are a limited number of manufacturers that operate under the FDA's regulations for good manufacturing practices which are capable of manufacturing for us. Timing for the initiation of new manufacturers is uncertain, and, if we are unable to arrange for third party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

     To the extent that we enter into manufacturing arrangements with third parties, we are dependent upon these third parties to perform their obligations in a timely manner. If such third party suppliers fail to perform their obligations, we may be adversely affected in a number of ways, including:

     o    we may not be able to meet commercial demands for our products;

     o we may not be able to initiate or continue clinical trials of products that are under development; and

     o we may be delayed in submitting applications for regulatory approvals for our products.

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

Item 2.  DESCRIPTION OF PROPERTY

     Our executive office, research and manufacturing facilities are located at 117 Fourth Avenue in Needham, Massachusetts. We occupy approximately 15,000 square feet under a six-year sublease, which expires on April 30, 2002. We believe that suitable additional or alternate space will be available at commercially reasonable terms when our lease expires.

Item 3.  LEGAL PROCEEDINGS

     Repligen and the University of Michigan (the "University") believe that the University is entitled to rights to certain United States patents owned by Bristol-Myers Squibb Company ("BMS"), which patents cover claims for composition and methods of use for CTLA4. On August 31, 2000, Repligen and the University filed a complaint against BMS at the United States District Court for the District of Michigan in Detroit, Michigan seeking correction of inventorship on these patents. A correction of inventorship would result in the University being designated as a co-assignee on any corrected BMS patent. Repligen would then have rights to such technology pursuant to a 2000 License Agreement with the University, a 1995 Asset Acquisition Agreement with Genetics Institute and other related agreements.
Repligen's  failure to obtain  shared  ownership  rights in the BMS  patents may restrict Repligen's ability to commercialize CTLA4-Ig. Repligen and the University have also filed patents related to compositions of matter and methods of use of CTLA4-Ig.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders of the Company through solicitation of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 2001.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock is traded over-the-counter on the Nasdaq National Market under the symbol "RGEN." The following table sets forth for the periods indicated the high and low bid quotations for the common stock as reported by Nasdaq. These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily reflect actual transactions.

         Fiscal Year 2001              High                   Low
         ----------------              ----                   ---
         Fourth Quarter              $5.875                $2.031
         Third Quarter                8.688                 3.000
         Second Quarter               8.875                 5.313
         First Quarter                9.688                 4.000

         Fiscal Year 2000
         ----------------
         Fourth Quarter             $18.000                $2.875
         Third Quarter                4.875                 2.688
         Second Quarter               3.188                 2.375
         First Quarter                3.469                 2.563

Stockholders and Dividends

     As of June 15, 2001 there were approximately 929 stockholders of record of our common stock. We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data are derived from, and are qualified in their entirety by reference to, the consolidated financial statements of Repligen as of and for the years ended March 31, 2001, 2000, 1999, 1998 and 1997 which have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data set forth below should be read in conjunction with the consolidated financial statements of Repligen and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report and our report on Form 10-K for the years ended March 31, 2000, 1999, 1998 and 1997.

                                                          Years Ended March 31,
                                        --------------------------------------------------------
                                         2001         2000        1999        1998        1997
                                        --------    --------    --------    --------    --------
                                                  (In thousands, except per share amounts)
Operating Statement Data:
Revenues:
   Product                              $  2,083    $  2,041    $  1,010    $  1,114    $  1,554
   Research and development                  172         863       1,268         917       1,180
   Other                                      91          74         100         129         799
                                        --------    --------    --------    --------    --------
       Total revenues                   $  2,346    $  2,978    $  2,378    $  2,160    $  3,533
                                        --------    --------    --------    --------    --------

 Costs and expenses:
    Research and development               5,786       3,754       2,882       1,420       1,927
    Selling, general & administrative      2,493       2,480       1,563       1,281       1,940
    Cost of product sales                  1,400       1,107         689         480         537
    Restructuring (credit) charge             --          --          --          --        (111)
                                        --------    --------    --------    --------    --------

       Total costs and expenses            9,679       7,341       5,134       3,181       4,293
                                        --------    --------    --------    --------    --------

  Loss from operations                    (7,333)     (4,363)     (2,756)     (1,021)       (760)
                                        --------    --------    --------    --------    --------

  Investment income                        2,054         547         212         225         269

  Net loss                              $ (5,279)   $ (3,816)   $ (2,544)   $   (796)   $   (491)
                                        ========    ========    ========    ========    ========

 Net loss per common share              $  (0.20)   $  (0.18)   $  (0.14)   $  (0.05)   $  (0.03)
                                        ========    ========    ========    ========    ========
 Weighted average common shares
outstanding                               26,548      21,538      18,018      16,502      15,678
                                        ========    ========    ========    ========    ========

                                                           (In thousands)
                                                           As of March 31,
                                         2001         2000        1999        1998        1997
                                        --------    --------    --------    --------    --------
Balance Sheet Data:
  Cash and investments                  $ 29,930    $ 34,033    $  3,251    $  4,726    $  3,538
 Working capital                          24,398      34,473       3,860       5,377       3,990
  Total assets                            32,148      36,287       5,224       6,513       5,621
  Accumulated deficit                   (135,959)   (130,680)   (126,864)   (124,320)   (123,533)
  Stockholders' equity                    30,891      35,090       4,592       6,124       4,919

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

Results of Operations

Fiscal Year Ended March 31, 2001 Compared with Fiscal Year Ended March 31, 2000

     Revenues

     Total revenues for fiscal 2001 were $2,346,000, compared to $2,978,000 in fiscal 2000, a decrease of $632,000 or 21%. This decrease in revenue is a result of the discontinuance of research collaborations and grants programs that occurred during fiscal 2000 as we focus our efforts on our own proprietary drug programs.

     Product revenues for fiscal 2001 were $2,083,000, compared to $2,041, 000 in fiscal 2000, an increase of $42,000 or 2%. Product sales under our supply agreement with AP Biotech increased during fiscal 2001 partially offset by a decrease in sales of our Protein A product as a result of the timing of large production scale orders.

     Research and development revenues for fiscal 2001 were $172,000 compared to $863,000 in fiscal 2000, a decrease of $691,000 or 80%. During fiscal 2000, we received non-recurring licensing payments and completed our SBIR grants for NIH and NSF.

     Cost and Expenses

     Total costs and expenses for fiscal 2001 were $9,679,000 compared to $7,341,000 in fiscal 2001, an increase of $2,338,000 or 32%.

     Research and development expenses for fiscal 2001 were $5,786,000 compared to $3,754,000 in fiscal 2000, an increase of $2,032,000 or 54%. This increase is largely due to increased clinical and manufacturing costs related to development activities for secretin, CTLA4-Ig and uridine.

     Selling, general and administrative expenses for fiscal 2001 were $2,493,000 compared to $2,480,000 in fiscal 2000, an increase of $13,000 or .5%.
This increase was attributable to increases in payroll and related expenses, non-cash charges related to the issuance of warrants, and increased shareholder communication expenses as a result of an expanded shareholder base. These increases were partially offset by a decrease in financial advisory costs that were incurred during fiscal 2000.

     Cost of products sold for fiscal 2001 was $1,400,000, compared to $1,107,000 in fiscal 2000, an increase of $293,000 or 26%. Cost of product sales in fiscal 2001 was 67% of product revenues versus 54% of product revenues for fiscal 2000. These increases are a result of increased personnel costs and production costs.

     Investment income

     Investment income for fiscal 2001 was $2,054,000, compared to $547,000 in fiscal 2000, an increase of $1,507,000 or 276%. The increase in investment income is due to higher average cash, cash equivalent and marketable securities balances as result of the common stock financings that took place during March 2000.

Fiscal Year Ended March 31, 2000 Compared with Fiscal Year Ended March 31, 1999

     Revenues

     Total revenues for fiscal 2000 were $2,978,000 compared to $2,378,000 in fiscal 1999, an increase of $601,000 or 25%. This increase was largely attributable to increased product sales of recombinant Protein A offset by decreased research and development revenue.

     Product revenues for fiscal 2000 were $2,041,000 compared to $1,010,000 in fiscal 1999, an increase of $1,031,000 or 102%. The increase in the product sales volume is attributed to the initiation of product shipments to APBiotech under a supply agreement executed in May 1999 and strong demand from monoclonal antibody producers for Protein A products.

     Research and development revenues for fiscal 2000 were $863,000 compared to $1,268,000 in fiscal 1999, a decrease of $405,000 or 32%. The decrease in research and development revenues of $405,000 or 32% from fiscal 1999 levels is primarily attributable to the discontinuance of certain research collaborations and grant programs.

     Costs and Expenses

     Total expenses for fiscal 2000 were $7,341,000, compared to $5,134,000 in fiscal 1999, an increase of $2,207,000 or 43%.

     Research and development expenses for fiscal 2000 were $3,754,000, compared to $2,882,000 in fiscal 1999, an increase of $872,000, or 30%. Research and development costs for fiscal 2000 include a $1,000,000 payment to ChiRhoClin pursuant to our license agreement with them. Fiscal 1999 research and development costs include $1,035,000 in costs associated with the acquisition of rights to certain patent applications covering the use of secretin in the treatment of autism. In addition, the increase in research and development expenses in 2000 reflects increased costs associated with our drug development programs for secretin and CTLA4-Ig.

     Selling, general and administrative expenses for fiscal 2000 were $2,480,000, compared to $1,563,000 in fiscal 1999, an increase of $917,000 or
59%. Included in selling, general and administrative expenses for fiscal 2000 were one time charges associated with a financial advisory agreement with
Paramount Capital of $493,000, including a non-cash charge of $188,000 associated with the issuance of warrants to purchase common stock.

     Cost of product sales for fiscal 2000 totaled $1,107,000, compared to $689,000 in fiscal 1999, which represents an increase of $418,000 or 61% over the prior fiscal year. Costs of product sales in fiscal 2000 were 54% of product revenues versus 68% of product revenues for fiscal 1999. The increase in costs of product sales and decrease in cost of revenues as a percentage of sales is due primarily to increased Protein A product sales. In addition, during fiscal 2000, we incurred additional expenses associated with the start-up of the manufacture of Protein A for AP Biotech and the write off of inventory resulting from the introduction of a new Protein A product that took place during fiscal 1999.

     Investment income

     Investment income for fiscal 2000 was $547,000, compared to $212,000 for fiscal 1999, an increase of $335,000 or 158%. The increase in investment income is due to higher average cash, cash equivalent and marketable securities balances as a result of the private placement that took place in May 1999.

Liquidity and Capital Resources

     We have financed our operations primarily through sales of equity securities and revenues derived from product sales, collaborative research agreements, government grants, and payments on licensing and royalty agreements. At March 31, 2001 we had cash, cash equivalents, and marketable securities of $29,930,000, compared to $34,033,000 at March 31, 2000.

     Repligen's operating activities in 2001 used cash of approximately $4,620,000, consisting of the net loss from operations for the year, an increase in inventory and a decrease in accrued expenses. These cash uses were offset by noncash charges for depreciation and amortization and stock and warrant issuances and an increase in accounts payable. During fiscal 2001, we purchased $185,000 of capital equipment, consisting of laboratory and office equipment. We received cash of $677,000 from the proceeds of stock option and warrant exercises.

     We expect to incur significantly higher costs in fiscal 2002 as a result of expanded research and development costs associated with the expansion of activities associated with clinical trials of our proprietary drug candidates. In addition, under terms of our secretin diagnostic agreement with ChiRhoClin, if the FDA approves an NDA, we will be required to pay ChiRhoClin future milestones in cash and through issuance of our common stock as well as royalties on sales. We believe that we have sufficient resources to satisfy our working capital and capital expenditure requirements for the next twenty-four months. Should we need to secure additional financing to meet our future liquidity requirements, we may not be able to secure such financing, or obtain such financing on favorable terms because of the volatile nature of the biotechnology marketplace.

     We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer, and type of investment. We do not expect any material loss from our marketable securities.

New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As amended in June 1999, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued statement No. 138, which is a significant amendment to SFAS NO. 133. SFAS No. 133 and its amendments establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Emerging Issues Task Force (EITF) has also issued a number of derivative-related tentative and final consensuses. We do not expect the adoption of these statements to have a material impact on our consolidated financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25. The Interpretation clarifies the application of Accounting Principles Board Opinion (APB) No. 25 in certain situations, as defined. Interpretation No. 44 is effective July 1, 2000; however, it covers certain events occurring during the period after December 15, 1998 but before the effective date, the effects of applying this Interpretation No. 44 would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final Interpretation No. 44, no adjustments would be made to the financial statements for periods before the effective date and no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The adoption of this statement had no material impact on our financial statements.

     In September 2000, the EITF issued 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock, which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity and no fair value adjustments are required. We do not expect the adoption of this statement to have a material impact on our consolidated financial position or results of operations.

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

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our directors and executive officers will be set forth under the captions "Election of Directors," "Occupations of Directors and Executive Officers," "Biographical Information," "Information Regarding the Board of Directors and its Committees" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our annual meeting of stockholders to be held on September 13, 2001 which will be filed with the SEC within 120 days of March 31, 2001 and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

     Information required by this Item will be set forth under the captions "Summary of Executive Compensation" and "Compensation of Directors" in our definitive proxy statement for our annual meeting of stockholders to be held on September 13, 2001 which will be filed with the SEC within 120 days of March 31, 2001 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item will be set forth under the captions "Principal Holders of Voting Securities" and "Stock Ownership of Executive Officers and Directors" in our definitive proxy statement for our annual meeting of stockholders to be held on September 13, 2001 which will be filed with the SEC within 120 days of March 31, 2001 and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item will be set forth under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for our annual meeting of stockholders to be held on September 13, 2001 which will be filed with the SEC within 120 days of March 31, 2001 and is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form 10-K:


(a) (1)   Financial Statements:

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-2 of this Report, as follows:

                                                                            Page
                                                                            ----
Report of Independent Public Accountants..................................  F-2
Consolidated Balance Sheets as of March 31, 2001 and 2000.................  F-3
Consolidated Statements of Operations for the Years Ended
March 31, 2001, 2000, and 1999............................................  F-4
Consolidated Statements of Stockholders' Equity for the Years
Ended March 31, 2001, 2000, and 1999......................................  F-5
Consolidated Statements of Cash Flows for the Years Ended March 31,
2001, 2000, and 1999 .....................................................  F-6
Notes to Consolidated Financial Statements................................  F-7

(a) (2)   Financial Statement Schedules:
           None

(a) (3)   Exhibits:

The Exhibits which are filed as part of this Annual Report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b)  Reports on Form 8-K:

No current reports on Form 8-K were filed during the last quarter of our fiscal year ended March 31, 2001.

                                  EXHIBIT INDEX
                                  -------------
Exhibit
Number                     Document Description
------                     --------------------

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

4.2      Form  of  Warrant   Agreement   (filed  as  Exhibit   4.1  to  Repligen
         Corporation's Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

4.3      Form of Common Stock Purchase Warrant (filed as Exhibit 4.3 to Repligen
         Corporation's  Form  S-3  Registration   Statement  No.  333-36280  and
         incorporated herein by reference).

4.4 Stock Purchase Agreement dated as of March 7, 2000, by and among Repligen Corporation and the investors listed on Schedule I thereto (filed as Exhibit 4.1 to Repligen Corporation's Form 8-K filed March 21, 2000 and incorporated herein by reference).

4.5 Common Stock Purchase Warrant dated July 24, 2000 (filed as Exhibit 4.1 to Repligen Corporation's Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.6 The Amended 1992 Repligen Corporation Stock Option Plan, as amended (filed as Exhibit 4.2 to Repligen Corporation's Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.1* Consulting Agreement, dated October 1, 1981, between Dr. Paul Schimmel and Repligen Corporation (filed as Exhibit 10.14 to Repligen
         Corporation's Form S-1 Registration Statement No. 33-3959 and incorporated herein by reference).

10.2* Consulting Agreement, dated November 1, 1981, between Dr. Alexander Rich and Repligen Corporation (filed as Exhibit 10.15 to Repligen Corporation's Form S-1 Registration Statement No. 33-3959 and incorporated herein by reference).

10.3* Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy (filed as Exhibit 10.43 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference).

10.4* Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche (filed as Exhibit 10.44 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference).

10.5*    Employment   Agreement,   dated  March  14,  1996,   between   Repligen
         Corporation and Daniel P. Witt (filed as Exhibit 10.45 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference).

10.6 Sublease Agreement dated as of May 1, 1996 between T Cell Sciences, Inc. and Repligen Corporation (filed as Exhibit 10.46 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference).

#10.7 Patent Purchase Agreement dated as of March 9, 1999 among the Company and Autism Research Institute and Victoria Beck (filed as Exhibit 2.1 to Repligen Corporation's Form 8-K/A filed June 15, 1999 and incorporated herein by reference).

#10.8 Manufacturing Transfer Agreement dated as of December 31, 1998 among the Company and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference).

#10.9 Supply Agreement dated as of May 26, 1999 by and between Repligen Corporation and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.11 Licensing Agreement by and between ChiRhoClin, Inc. and Repligen Corporation (filed as Exhibit 10.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference).

10.12 Finders Agreement by and between Repligen Corporation and Paramount Capital, Inc. dated as of March 2, 2000 (filed as Exhibit 4.2 to Repligen Corporation's Form 8-K filed March 21, 2000 and incorporated herein by reference).

10.13 Patent Purchase Agreement dated as of May 9, 2000 by and between Tolerance Therapeutics LLC and Repligen Corporation (filed as Exhibit
         10.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

10.14 License Agreement with University of Michigan (filed as Exhibit 10.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

21+      Subsidiaries of the Registrant.

23+      Consent of Arthur Andersen LLP.

-----------
#  Confidential treatment obtained as to certain portions.

*  Management contract or compensatory plan or arrangement

+  Filed herewith.

The exhibits listed above are not contained in the copy of the annual report on Form 10-K distributed to stockholders. Upon the request of any stockholder entitled to vote at the 2001 annual meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 117 Fourth Avenue, Needham, MA 02494.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           REPLIGEN CORPORATION

                                           By: /s/ Walter C. Herlihy
                                              --------------------------------
                                               Walter C. Herlihy
                                               President and Chief
                                               Executive Officer
                                               (Principal executive, financial
                                               and accounting officer)
                                               Date: June 29, 2001

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

       Signature                       Title                            Date
       ---------                       -----                            ----


/s/ Alexander Rich             Co-Chairman of the Board of         June 29, 2001
--------------------------     Directors
 Alexander Rich, M.D.

/s/ Paul Schimmel              Co-Chairman of the Board of         June 29, 2001
--------------------------     Directors
 Paul Schimmel, Ph.D.

/s/ Walter C. Herlihy          President, Chief Executive Officer  June 29, 2001
--------------------------     and  Director (Principal executive,
     Walter C. Herlihy         financial and accounting officer)


/s/ Robert J. Hennessey        Director                            June 29, 2001
--------------------------
     Robert J. Hennessey

/s/ G. William Miller          Director                            June 29, 2001
--------------------------
     G. William Miller

                          INDEX TO FINANCIAL STATEMENTS



                                                                         Page
                                                                         ----

Report of Independent Public Accountants                                 F-2

Balance Sheets as of March 31, 2001 and 2000                             F-3

Statements of Operations for the Years
 Ended March 31, 2001, 2000 and 1999                                     F-4

Statement of Stockholders' Equity for the Years
 Ended March 31, 2001, 2000 and 1999                                     F-5

Statements of Cash Flows for the Years
 Ended March 31, 2001, 2000 and 1999                                     F-6

Notes to Financial Statements                                            F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Repligen Corporation:

     We have audited the accompanying balance sheets of Repligen Corporation (a Delaware corporation) as of March 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repligen Corporation as of March 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                              ARTHUR ANDERSEN LLP

Boston, Massachusetts
May 21, 2001

                              REPLIGEN CORPORATION
                                 BALANCE SHEETS


                                     ASSETS
                                                                               As of March 31,
                                                                             2001              2000
                                                                        -------------------------------
Current assets:
  Cash and cash equivalents                                             $  16,163,625     $  25,226,546
  Marketable securities                                                     7,773,427         8,806,367
  Accounts receivable, less reserves of $25,000                               812,481           847,838
  Inventories                                                                 634,723           547,448
  Prepaid expenses and other current assets                                   270,252           241,654
                                                                        -------------     -------------
    Total current assets                                                   25,654,508        35,669,853
                                                                        -------------     -------------

Property, plant and equipment, at cost:
  Equipment                                                                 1,103,527         1,092,831
  Leasehold improvements                                                      331,501           473,289
  Furniture and fixtures                                                      473,288           157,475
                                                                        -------------     -------------
                                                                            1,908,316         1,723,595
    Less -- accumulated depreciation and amortization                       1,464,195         1,187,343
                                                                        -------------     -------------
                                                                              444,121           536,252
                                                                        -------------     -------------

Long-term marketable securities                                             5,992,478                --
Other assets, net                                                              56,882            81,382
                                                                        -------------     -------------

                                                                        $  32,147,989     $  36,287,487
                                                                        =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $     529,914     $     425,565
  Accrued expenses                                                            726,910           771,520
                                                                        -------------     -------------
    Total current liabilities                                               1,256,824         1,197,085
                                                                        -------------     -------------

Commitments and Contingencies (Note 4 & 5)

Stockholders' equity:
Preferred stock, $0.01 par value, authorized,
  5,000,000 shares, issued and outstanding, none                                   --                --
Common stock, $0.01 par value, authorized,
   40,000,000 shares, issued and outstanding, 26,628,950
   shares and 26,315,979 shares
   at March 31, 2001 and 2000, respectively                                   266,289           263,159
Additional paid-in capital                                                166,583,684       165,507,184
Accumulated deficit                                                      (135,958,808)     (130,679,941)
                                                                        -------------     -------------
  Total stockholders' equity                                               30,891,165        35,090,402
                                                                        -------------     -------------

                                                                        $  32,147,989     $  36,287,487
                                                                        =============     =============

   The accompanying notes are an integral part of these financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                       Years Ended March 31,
                                                             2001               2000               1999
                                                        --------------------------------------------------
Revenues:
    Product                                             $  2,083,529       $  2,040,828       $  1,009,655
    Research and development                                 171,615            863,035          1,268,036
    Other                                                     91,554             73,969             99,711
                                                        ------------       ------------       ------------
    Total revenues                                         2,346,698          2,977,832          2,377,402
                                                        ------------       ------------       ------------

Costs and expenses:
    Research and development                               5,786,392          3,753,908          2,882,124
    Selling, general and administrative                    2,493,014          2,480,398          1,562,750
    Cost of product sales                                  1,399,849          1,106,642            688,618
                                                        ------------       ------------       ------------
    Total costs and expenses                               9,679,255          7,340,948          5,133,492
                                                        ------------       ------------       ------------

    Loss from operations                                  (7,332,557)        (4,363,116)        (2,756,090)
                                                        ------------       ------------       ------------

Investment income                                          2,053,690            546,733            212,157
                                                        ------------       ------------       ------------

Net loss                                                $ (5,278,867)      $ (3,816,383)      $ (2,543,933)
                                                        ============       ============       ============

Basic and diluted net loss per share                    $      (0.20)      $      (0.18)      $      (0.14)
                                                        ============       ============       ============

Basic and diluted weighted average
  shares outstanding                                      26,547,238         21,537,584         18,017,650
                                                        ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

                              REPLIGEN CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     Number of          Common                                             Total
                                                      Common          Stock $.01    Additional        Accumulated      Stockholders'
                                                      Shares          Par Value   Paid-in Capital       Deficit            Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                             18,001,785         $180,017     $130,264,048    ($124,319,625)       $6,124,440
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock and warrants                  262,500            2,625        1,008,559               --         1,011,184
Net loss                                                    --               --               --       (2,543,933)       (2,543,933)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                             18,264,285          182,642      131,272,607     (126,863,558)        4,591,691
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock and warrants                6,198,927           61,989       29,772,917               --        29,834,906
Issuance of warrants                                        --               --          188,265               --           188,265
Exercise of stock options                               64,458              645          147,293               --           147,938
Exercise of warrants                                 1,788,309           17,883        4,126,102               --         4,143,985
Net loss                                                    --               --               --       (3,816,383)       (3,816,383)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                             26,315,979          263,159      165,507,184     (130,679,941)       35,090,402
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for patent
   acquisition                                          30,000              300          183,450               --           183,750
Issuance of warrants                                        --               --          218,735               --           218,735
Exercise of stock options                               34,200              342           24,354               --            24,696
Exercise of warrants                                   248,771            2,488          649,961               --           652,449
Net loss                                                    --               --               --       (5,278,867)       (5,278,867)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                             26,628,950         $266,289     $166,583,684    ($135,958,808)      $30,891,165
------------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                                                Years Ended March 31,
                                                                                     2001               2000               1999
                                                                                 ---------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                      $ (5,278,867)      $ (3,816,383)      $ (2,543,933)
   Adjustments to reconcile net loss to net cash
   used in operating activities --
      Depreciation and amortization                                                   276,852            324,409            268,217
      Issuance of stock options and warrants for services                             218,735            188,265            126,270
      Non cash expense related to common stock issued for patent
      acquisition                                                                     183,750                 --            884,914
   Changes in assets and liabilities
      Accounts receivable                                                              35,357           (418,118)          (216,863)
      Inventories                                                                     (87,276)            82,882             40,488
      Prepaid expenses and other current assets                                       (28,598)           (60,037)           (25,389)
      Accounts payable                                                                104,350            156,857            167,989
      Accrued expenses and other                                                      (44,610)           457,594             59,614
      Unearned income                                                                      --            (49,969)            16,637
                                                                                 ------------       ------------       ------------

         Net cash used in operating activities                                     (4,620,307)        (3,134,500)        (1,222,056)
                                                                                 ------------       ------------       ------------

   Cash flows from investing activities:
      Purchases of marketable securities                                          (49,959,538)        (8,806,367)                --
      Redemptions of marketable securities                                         45,000,000                 --                 --
      Purchases of property, plant and equipment                                     (184,721)          (217,256)          (252,737)
      Decrease in other assets                                                         24,500              7,090                 --
                                                                                 ------------       ------------       ------------

         Net cash used in investing activities                                     (5,119,759)        (9,016,533)          (252,737)
                                                                                 ------------       ------------       ------------

   Cash flows from financing activities:
      Exercise of warrants                                                            652,449          4,143,984                 --
      Exercise of stock options                                                        24,696            147,938                 --
      Issuance of common stock and warrants                                                --         29,834,906                 --
                                                                                 ------------       ------------       ------------

         Net cash provided by financing activities                                    677,145         34,126,828                 --
                                                                                 ------------       ------------       ------------

   Net (decrease) increase in cash and cash equivalents                            (9,062,921)        21,975,795         (1,474,793)

   Cash and cash equivalents, beginning of year                                    25,226,546          3,250,751          4,725,544
                                                                                 ------------       ------------       ------------

   Cash and cash equivalents, end of year                                        $ 16,163,625       $ 25,226,546       $  3,250,751
                                                                                 ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

                              REPLIGEN CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

     Repligen Corporation ("Repligen" or the "Company") develops innovative therapeutic products for debilitating pediatric diseases including autism, leukemia, metabolic and immune system diseases based on naturally-occurring peptides and proteins. Lead therapeutic products are secretin for autism, CTLA4-Ig for stem cell transplantation and uridine for mitochondrial disease. Repligen manufactures and markets products based on Protein A for the purification of antibodies, and owns commercial rights to two products based on synthetic forms of secretin for the diagnosis of pancreatic function. In addition, the Company has licensed to third parties certain intellectual property pertaining to its former programs on biological products.

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

Reclassifications

     The Company has reclassified certain prior-year information to conform to the current year's presentation.

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

     The Company applies Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. SAB No. 101 requires companies to recognize certain upfront nonrefundable fees and milestone payments over the life of the related alliance when such fees are received in conjunction with alliances that have multiple elements. The adoption of SAB No. 101 had no significant impact on the Company's financial statements.

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

Cash, Cash Equivalents & Investments

     The Company applies SFAS No. 115, Accounting for Certain Instruments in Debt and Equity Securities. At March 31, 2001, the Company's cash equivalents and marketable securities are classified as held-to-maturity investments as the Company has the positive intent and ability to hold to maturity. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Marketable securities are investments with original maturities of greater than three months. Long-term marketable securities are investment grade securities with maturities of greater than one year.

     Cash and cash equivalents and marketable securities consist of the following at March 31, 2001 and 2000 were as follows:

                                                              March 31,
                                                         2001            2000
                                                     ---------------------------
Cash and cash equivalents
     Cash                                            $   222,766     $    50,946
     Commercial paper and corporate bonds                489,719      17,031,292
     U.S. Government and agency securities                    --       7,342,874
     Money market accounts                            15,451,140         801,434
                                                     -----------     -----------
     Total cash and cash equivalents                 $16,163,625     $25,226,546
                                                     ===========     ===========

Marketable securities
     U.S. Government and agency securities           $        --     $ 2,951,823
     Corporate and other debt securities               7,773,427       5,854,544
                                                     -----------     -----------
     (Average maturity of 7.2 months)                $ 7,773,427     $ 8,806,367
                                                     ===========     ===========

Long -term marketable securities
     Corporate and other debt securities             $ 5,992,478     $        --
                                                     ===========     ===========
     (Average maturity of 16 months)

Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories at March 31, 2001 and 2000 consist of the following:

                                                      Year Ended March 31,
                                                       2001          2000
                                                     ----------------------
     Raw materials and work-in-process ........      $459,288      $371,405
     Finished goods ...........................       175,435       176,043
                                                     --------      --------
        Total .................................      $634,723      $547,448
                                                     ========      ========

Depreciation and Amortization

     The Company provides for depreciation and amortization by charges to operations in amounts estimated to allocate the cost of fixed assets over their estimated useful lives, on a straight-line basis, as follows:

     Description                       Estimated Useful Life
     -----------                       ---------------------

     Equipment                  3-5 years
     Leasehold improvements     Shorter of term of the lease or estimated useful
                                life
     Furniture and fixtures     5-7 years

Earnings Per Share

     The Company applies SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and warrants, is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for 2001, 2000 and 1999 exclude the potential common shares from warrants and stock options because to do so would have been antidilutive for the years presented. Accordingly, basic and diluted net loss per share is the same. The number of potential common shares prior to application of the treasury stock method at March 31, 2001, 2000 and 1999 was 1,904,387, 2,484,953 and 4,498,249 shares, respectively.

Fair Value of Financial Instruments

     In accordance with SFAS No. 107, Disclosure About Fair Value of Financial Instruments, the carrying amounts of the Company's cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

Concentrations of Credit Risk and Significant Customers

     Financial instruments that subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company's cash equivalents and marketable securities are invested in financial instruments with high credit ratings. Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. The Company does not believe significant risk exists at March 31, 2001. To control credit risk, the Company performs regular credit evaluations of its customers' financial conditions and maintains allowances for potential credit losses.

     Revenues from significant customers as a percentage of the Company's total revenues are as follows:

                                            Year Ended March 31,
                                         2001       2000      1999
                                       ----------------------------
                  Customer A              42%        14%       12%
                  Customer B              19%        16%        1%
                  Customer C               5%        16%       --%
                  Customer D              --%         9%       16%
                  Customer E              --%         3%        3%
                  Customer F               5%         3%       13%

     Significant accounts receivable balances as a percentage of the Company's total trade accounts receivable balances are as follows:

                                        Year Ended March 31,
                                          2001        2000
                                        --------------------
                        Customer A         53%         --%
                        Customer B         26%         32%
                        Customer C         10%         --%

Segment Reporting

     The Company applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. The chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance, identifies operating segments as components of an enterprise about which separate discrete financial information is available for evaluation. To date, the Company has viewed its operations and manages its business as principally one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

The following table represents the Company's revenue by geographic area:

                            Year Ended March 31,
                       2001          2000          1999
                     ------------------------------------
United States           58%           53%           68%
Europe                  40%           44%           28%
Other                    2%            3%            4%
                       ----          ----          ----
Total                  100%          100%          100%
                       ====          ====          ====

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As amended in June 1999, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which is a significant amendment to SFAS No. 133. SFAS No. 133 and its amendments establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Emerging Issues Task Force (EITF) has also issued a number of derivative-related tentative and final consensuses. We do not expect the adoption of these statements to have a material impact on our consolidated financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25. The Interpretation clarifies the application of Accounting Principles Board Opinion (APB) No. 25 in certain situations, as defined. Interpretation No. 44 is effective July 1, 2000; however, it covers certain events occurring during the period after December 15, 1998 but before the effective date, the effects of applying this Interpretation No. 44 would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final Interpretation No. 44, no adjustments would be made to the financial statements for periods before the effective date and no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The adoption of this statement had no material impact on our financial statements.

     In September 2000, the EITF issued 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock, which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity and no fair value adjustments are required. The adoption of this statement had no material impact on our financial statements.

2.   Income Taxes

     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. At March 31, 2001, the Company had net operating loss carryforwards for income tax purposes of approximately $105,654,000. The Company also had available tax credit carryforwards of approximately $4,476,000 at March 31, 2001 to reduce future federal income taxes, if any. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

     The net operating loss carryforwards and tax credit carryforwards are approximately as follows:

                                     Net Operating Loss        Tax Credit
     Expiration Date                    Carryforwards        Carryforwards
                                     -------------------------------------
     2002                                $  2,500,000         $     73,000
     2003                                   4,807,000              346,000
     2004                                   6,642,000              408,000
     2005                                   6,707,000              681,000
     2006                                   7,533,000              595,000
     2007-2020                             77,465,000            2,373,000
                                         ------------         ------------
     Total                               $105,654,000         $  4,476,000
                                         ============         ============

     The deferred tax asset consists of the following:

                                                      Year Ended March 31,
                                                    2001                2000
                                               --------------------------------
Temporary differences ..................       $  6,738,000        $  3,416,000
Operating loss carryforwards ...........         40,307,000          40,540,000
Tax credit carryforwards ...............          4,476,000           4,585,000
                                               ------------        ------------
                                                 51,521,000          48,541,000
Valuation allowance ....................        (51,521,000)        (48,541,000)
                                               ------------        ------------
                                               $         --        $         --
                                               ============        ============

     A full valuation allowance has been provided, as it is uncertain if the Company will realize the deferred tax asset.

3.   Shareholder's Equity

     (a)  Common Stock & Warrants

     On July 24, 2000, Repligen issued to a third party a warrant to purchase 50,000 shares of common stock at $7.125 per share exercisable through July 2003 in partial consideration for a licensing agreement entered into with such third party. The Company recorded the value of this warrant, as determined using Black-Scholes option pricing model, as research and development expense.

     On May 10, 2000, pursuant to a patent purchase agreement, Repligen issued to Tolerance Therapeutics LLC ("Tolerance"), in partial consideration for the assignment by Tolerance to Repligen of a U.S. patent application claiming the use of CTLA4-Ig in treatment of diseases of the immune system, 30,000 shares of Repligen common stock. The Company recorded the value of these shares as research and development expense.

     On April 7, 2000, Repligen issued to each of its investor relation firm and public relations firm, in consideration for services, a warrant exercisable through July 2001 to purchase 10,000 shares of common stock of Repligen at $8.56 per share. The Company recorded the value of this warrant, as determined using Black-Scholes option pricing model, as selling, general and administrative expense.

     On April 7, 2000, Repligen issued a warrant to purchase 2,900 shares of common stock at $9.00 per share to an existing shareholder exercisable through July 2000. This warrant expired during fiscal 2001. The Company recorded the value of this warrant, as determined using Black-Scholes option pricing model, as selling, general and administrative expense.

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

     Pursuant to stock purchase agreements dated April 30, 1999 and May 14, 1999, respectively, Repligen issued to certain accredited investors in a private placement an aggregate of 3,600,000 shares of common stock at $2.50 per share for an aggregate purchase price of approximately $9 million, resulting in net proceeds to Repligen of approximately $8.9 million.

     In March 1999, the Company entered into an agreement for legal services relating to a complaint filed against Bristol-Myers Squibb Company. Under the terms of the agreement, the Company is required to pay $50,000 in annual fees for three years, and, if successful in the litigation, a portion of any financial recovery will be paid and a warrant to purchase 100,000 shares of common stock at an exercise price of $1.63 per share will be issued. The Company will value this warrant at the time of issuance. In addition, the Company issued a fully vested warrant to legal counsel to purchase 100,000 shares of common stock at an exercise price of $1.63 per share. The Company valued this warrant at fair value, as determined using the Black-Scholes option pricing model and recorded legal expense of $126,270 during fiscal 1999 relating to this issuance. In March 2000, this warrant was exercised pursuant to the "net exercise" provision in the warrant. Repligen issued 83,184 shares of common stock upon exercise of the warrant and received no proceeds from such transaction.

     In March 1999, the Company acquired all rights to certain patent applications relating to the use of secretin in the treatment of autism. The rights were acquired pursuant to a Patent Purchase Agreement whereby the Company paid $150,000 in cash, issued a warrant to purchase 350,000 shares of common stock with an exercise price of $1.59 per share, and issued 262,500 shares of common stock (see Note 5). The Company valued the shares and warrant in accordance with ETIF 96-18 using the Black-Scholes option-pricing model and recorded a charge of $1,035,000. As of March 31, 2001, 225,000 of these shares of common stock underlying this warrant were exercised. Repligen received $357,750 of proceeds from this exercise.

     At March 31, 2001, common stock reserved for issuance is as follows:

Reserved for                                                            Shares
------------                                                            ------
Incentive and nonqualified stock option plans                         3,254,619
Warrants granted in connection with the Patent Purchase Agreement       125,000
Warrants granted in connection with Licensing Agreement                  50,000
Warrants granted for payment of services                                249,946
                                                                      ---------
                                                                      3,679,565
                                                                      =========

     (b)  Stock Options

     The Company's stock option plan authorizes the grant of either incentive stock options or nonqualified stock options. Incentive stock options are granted to employees at the fair market value at the date of grant. Nonqualified stock options are granted to employees or nonemployees. The options generally vest over four or five years and expire no more than 10 years from the date of grant. As of March 31, 2001, the Company had 1,775,178 shares of common stock available for grant.

     A summary of stock option activity under all plans is as follows:

                                                                      Years Ended March 31,
                                                     2001                       2000                       1999
                                           ------------------------------------------------------------------------------
                                                          Weighted                   Weighted                   Weighted
                                                           Average                    Average                    Average
                                            Number of     Price per    Number of     Price per    Number of     Price per
                                              Shares        Share        Shares        Share        Shares        Share
                                           ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at beginning of period          1,288,041    $     1.81    1,289,291    $     1.78      740,291    $     2.05
Granted                                       258,400          6.59      169,908          2.86      568,500          1.38
Exercised                                     (34,200)         0.72      (64,458)         2.30           --            --
Forfeited                                     (32,800)         3.73     (106,700)         1.44      (19,500)         1.18
                                           ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at end of period                1,479,441    $     2.64    1,288,041    $     1.82    1,289,291    $     1.78
                                           ----------    ----------   ----------    ----------   ----------    ----------
Exercisable at end of period                  894,941    $     1.92      694,941    $     1.96      529,691    $     2.33
                                           ==========    ==========   ==========    ==========   ==========    ==========

                                                    Options Outstanding         Options Exercisable
                                                    -------------------         -------------------
                                                  Weighted
                                                   Average      Weighted                      Weighted
                                                  Remaining     Average                       Average
                                    Number       Contractual  Exercise Price      Number    Exercise Price
                                 Outstanding         Life       Per Share      Outstanding    Per Share
                                 -----------     -----------  --------------   -----------  --------------
        $.05-$1.00                   89,541           5.16      $    0.60         89,541      $    0.60
       $1.03-$1.63                  897,500           6.35      $    1.38        619,400      $    1.36
       $2.75-$2.91                  160,000           5.05      $    2.76        113,600      $    2.75
       $3.00-$4.13                  128,900           8.90      $    3.77         32,400      $    3.05
       $6.13-$7.19                   55,500           7.38      $    6.60         15,000      $    6.56
      $7.64-$12.45                  148,000           7.83      $    8.97         25,000      $   12.45
-------------------------------------------------------------------------------------------------------
                                  1,479,441           6.55      $    2.64        894,941      $    1.92
                                  =========      =========      =========      =========      =========

     The Company accounts for its stock-based compensation under SFAS No. 123 Accounting for Stock-Based Compensation. The Company has adopted the disclosure-only alternative for employee grants and, accordingly, will continue to account for stock-based compensation for employees under APB Opinion No. 25.

     The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees in 2001, 2000 and 1999 using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The assumptions used and the weighted average information for the years ended March 31, 2001, 2000 and 1999 are as follows:

                                                                        Year ended March 31,
                                                                  2001              2000             1999
                                                          -----------------------------------------------
Risk-free interest rates                                   5.28%-6.33%       5.08%-6.03%      4.54%-5.61%
Expected dividend yield                                             --                --               --
Expected lives                                                 7 years           7 years         10 years
Expected volatility                                               108%               70%              93%
Weighted average grant date fair value of options
    granted during the period                                    $6.59             $2.86            $1.38
Weighted average remaining contractual life of
    options outstanding                                      6.6 years         7.0 years        7.7 years

If compensation expense for the Company's stock option plan had been determined consistent with SFAS No. 123, the pro forma net loss and net loss per share would have been as follows:

                                        Year Ended March 31
Net loss-                      2001             2000             1999
                         ------------------------------------------------
As reported.               ($5,278,867)     ($3,816,383)     ($2,543,933)
Pro forma                  ($5,681,311)     ($4,103,293)     ($2,768,827)

Basic and diluted net loss per share-
As reported                    $ (0.20)         $ (0.18)         $ (0.14)
Pro forma                      $ (0.21)         $ (0.19)         $ (0.15)

4.   Commitments and Contingencies

     The Company leases their facilities. Obligations under noncancellable operating leases as of March 31, 2001 is approximately as follows:

                     Year Ending March 31,
                     ---------------------
                  2002......................        $181,000
                  2003......................          13,000
                                                    --------
                  Total minimum lease payments      $194,000
                                                    --------

     Rent expense charged to operations under operating leases was approximately $377,000, $296,000 and $281,000 for the years ended March 31, 2001, 2000 and
1999, respectively.

5.   Certain Technologies and Product Candidates

     In December 2000, the Company purchased from the University of California, San Diego (UCSD) a right to a U.S. patent application covering novel methods for the treatment of mitochondrial disease. Under terms of the agreement, Repligen received the exclusive right under the license to commercialize products to treat mitochondrial disease and paid UCSD an up-front fee. Repligen will also pay UCSD clinical development milestones and royalties on product sales. The Company has expensed the purchase price as research and development expense as the realizability of the patent is subject to the outcome of additional research and development and the successful prosecution of the patent.

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

     In October 1999, the Company acquired the commercial rights to two diagnostic products based on synthetic forms of porcine and human secretin from ChiRhoClin, Inc. a private company. Both of these products have been evaluated in clinical trials for their safety and efficacy in diagnosing pancreatic function and gastrinoma. A New Drug Application (NDA) for each product has been filed with the United States Food and Drug Administration (FDA). In March 2000, the FDA issued an "approvable letter" for the use of synthetic porcine secretin in the diagnosis of pancreatic function. A second "approvable letter" was issued in November 2000, which contained numerous questions concerning the manufacture and quality control of the synthetic porcine product. Final approval to market this product will be based on a satisfactory response to questions raised by the FDA by ChiRhoClin.

     Under terms of the licensing agreement, Repligen paid $1,000,000 upon execution of the agreement and, if the NDAs are approved, the Company will be required to pay future royalties and milestones in cash and to issue common stock. This $1,000,000 payment is included in research and development expense in the accompanying statement of operations for the year ended March 31, 2000. The Company expensed the $1 million payment during fiscal 2000, as the Company believes that the net realizable value of such license fee is uncertain until such time as the NDA approval is obtained.

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

     In order for the Company to commercialize secretin as a treatment for autism, the Company will need to expend a substantial amount in research and development, preclinical testing and clinical trials, regulatory clearances and manufacturing, distribution and marketing arrangements, the outcome of which is uncertain. The cost and time to complete the development of the technology is significant and difficult to estimate given the uncertainties of research and development and regulatory process. Accordingly, the net realizable value of the patent rights acquired is uncertain. Approximately $1,035,000 was charged to the accompanying 1999 statement of operations as a research and development expense.

6.   Accrued Expenses

     Accrued expenses consist of the following:

                                               Year Ended March 31,
                                              2001             2000
                                            ------------------------
Research & development costs                $321,850        $ 80,083
Payroll & payroll related cost               255,811         166,989
Professional and consulting costs             71,795         235,712
Other accrued expenses                        74,864         109,289
Manufacturing costs                            2,590         179,447
                                            --------        --------
                                            $726,910        $771,520
                                            ========        ========

7.   Selected Quarterly Financial Data (Unaudited)

     The following table contains Statement of Operations information for each quarter of fiscal 2000 and 2001. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the period presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                Q4         Q3         Q2         Q1         Q4         Q3         Q2         Q1
                                               FY01       FY01       FY01       FY01       FY00       FY00       FY00       FY00
                                             -------    -------    -------    -------    -------    -------    -------    -------
Revenues:
   Product                                   $   588    $   615    $   324    $   556    $   671    $   558    $   579    $   233
   Research and development                       12          3        127         30         92        160        232        379
   Other                                          --          2         15         75         14         14         15         31
                                             -------    -------    -------    -------    -------    -------    -------    -------
Total revenues                                   600        620        466        661        777        732        826        643
                                             -------    -------    -------    -------    -------    -------    -------    -------

Costs and expenses:
    Research and development                   1,580      1,781      1,343      1,083        668      1,865        733        488
    Selling, general and administrative          536        568        658        731        844        443        767        426
    Cost of products sold                        448        393        229        330        332        292        287        196
                                             -------    -------    -------    -------    -------    -------    -------    -------
Total costs and expenses                       2,564      2,742      2,230      2,144      1,844      2,600      1,787      1,110
                                             -------    -------    -------    -------    -------    -------    -------    -------

Loss from operations                          (1,964)    (2,122)    (1,764)    (1,483)    (1,067)    (1,868)      (961)      (467)
                                             -------    -------    -------    -------    -------    -------    -------    -------
Investment income                                450        539        552        513        213        131        156         47
                                             -------    -------    -------    -------    -------    -------    -------    -------
Net loss                                     $(1,514)   $(1,583)   $(1,212)   $  (970)   $  (854)   $(1,737)   $  (805)   $  (420)
                                             =======    =======    =======    =======    =======    =======    =======    =======
Net loss per common share                    $ (0.06)   $ (0.06)   $ (0.05)   $ (0.04)   $ (0.04)   $ (0.08)   $ (0.04)   $ (0.02)
Weighted average common shares outstanding    26,599     26,576     26,560     26,456     23,295     22,194     21,868     18,745
                                             =======    =======    =======    =======    =======    =======    =======    =======

8.   Valuation and Qualifying Accounts

                                       Balance at
                                      Beginning of                                   Balance at End
                                         Period        Additions      Deletions        of Period
                                         ------        ---------      ---------        ---------
Allowance for Doubtful Accounts:
          1999                           $25,000            --            --            $25,000
          2000                           $25,000            --            --            $25,000
          2001                           $25,000            --            --            $25,000