Form 10-Q
period 2001-06-30
REPLIGEN CORP
filed 2001-08-14
CIK 730272

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2001.

Common Stock, par value $.01 per share                             26,637,150
--------------------------------------                          ----------------
                Class                                           Number of Shares

                              REPLIGEN CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION                     PAGE
                                                                            ----

Item 1.  Financial Statements
         Balance Sheets as of June 30, 2001 and March 31, 2001 (Unaudited)     3

         Statements of Operations for the Three Months Ended
         June 30, 2001 and 2000 (Unaudited)                                    4

         Statements of Cash Flows for the Three months
         Ended June 30, 2001 and 2000 (Unaudited)                              5

         Notes to Financial Statements (Unaudited)                             6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             8

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12

Item 2.  Changes in Securities and Use of Proceeds
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K                                     13

Signature                                                                     14

Exhibit Index                                                                 15

PART I. FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

                              REPLIGEN CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                               ASSETS                    June 30, 2001   March 31, 2001
                                                         -------------   --------------
Current assets:
    Cash and cash equivalents                            $  12,088,869    $  16,163,625
    Marketable securities                                   13,382,135        7,773,427
    Accounts receivable, net                                   442,081          443,760
    Interest receivable                                        304,629          368,721
    Inventories                                                911,512          634,723
    Prepaid expenses and other current assets                  523,607          270,252
                                                         -------------    -------------
     Total current assets                                   27,652,833       25,654,508
                                                         -------------    -------------

Property and equipment, at cost:
    Equipment                                                1,118,963        1,103,527
    Furniture and fixtures                                     344,565          331,501
    Leasehold improvements                                     473,288          473,288
                                                         -------------    -------------
                                                             1,936,816        1,908,316
    Less: accumulated depreciation and amortization          1,546,993        1,464,195
                                                         -------------    -------------
                                                               389,823          444,121

Long term marketable securities                              2,630,448        5,992,478

Other assets, net                                                   --           56,882
                                                         -------------    -------------

     Total assets                                        $  30,673,104    $  32,147,989
                                                         =============    =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                     $     417,594    $     529,914
    Accrued expenses                                           705,355          726,910
                                                         -------------    -------------
     Total current liabilities                               1,122,949        1,256,824
                                                         -------------    -------------

Stockholders' equity:
    Preferred stock, $.01 par value -
    authorized, 5,000,000 shares,-- outstanding, none,              --               --
    Common stock, $.01 par value
    Authorized, 40,000,000 shares,-- outstanding,
    26,633,950 shares at June 30, 2001 and 26,628,950
    shares at March 31, 2001                                   266,339          266,289
Additional paid-in capital                                 166,586,134      166,583,684
Accumulated deficit                                       (137,302,318)    (135,958,808)
                                                         -------------    -------------
     Total stockholders' equity                             29,550,155       30,891,165
                                                         -------------    -------------

     Total liabilities and stockholders' equity          $  30,673,104    $  32,147,989
                                                         =============    =============

                See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended
                                                          June 30,
                                                    2001            2000
                                                ----------------------------
Revenues:
    Product                                     $    712,536    $    555,794
    Research and development                              --          30,000
    Other                                                 --          75,000
                                                ------------    ------------

      Total revenues                                 712,536         660,794

Costs and expenses:
    Research and development                       1,426,313       1,083,070
    Selling, general and administrative              617,417         731,084
    Cost of products sold                            356,439         330,188
                                                ------------    ------------
     Total costs and expenses                      2,400,169       2,144,342
                                                ------------    ------------

Loss from operations                              (1,687,633)     (1,483,548)
                                                ------------    ------------

    Investment and interest income                   344,124         512,605

Net loss                                        $ (1,343,509)   $   (970,943)
                                                ============    ============

    Basic and diluted net loss per share        $       (.05)   $       (.04)
                                                ============    ============

    Basic and diluted weighted average common
    shares outstanding                            26,633,450      26,455,944
                                                ============    ============

                See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         June 30,
                                                                    2001            2000
                                                               ------------    ------------
Cash flows from operating activities:
    Net loss                                                   $ (1,343,509)   $   (970,943)
    Adjustments to reconcile net loss to net cash
    used in operating activities -
     Depreciation and amortization                                   82,797          87,424
     Non-cash charge for patent acquisition                              --         183,750
     Non-cash charges relating to stock and warrant issuance
                                                                         --          67,610

Changes in assets and liabilities -
    Accounts receivable                                               1,679         436,388
    Interest receivable                                              64,092              --
    Inventories                                                    (276,789)          4,446
    Prepaid expenses and other current assets                      (253,355)          3,943
    Other assets                                                     56,882              --
    Accounts payable                                               (112,320)         (7,589)
    Accrued expenses                                                (21,555)       (403,528)
                                                               ------------    ------------
     Net cash used in operating activities                       (1,802,078)       (598,499)
                                                               ------------    ------------

Cash flows from investing activities:
    Redemption of marketable securities                           5,566,008              --
    Purchases of marketable securities                           (7,812,686)     (7,821,730)
    Purchases of property and equipment                             (28,500)        (47,582)
                                                               ------------    ------------
     Net cash used in investing activities                       (2,275,178)     (7,869,312)
                                                               ------------    ------------

Cash flows from financing activities:
    Proceeds from exercise of warrants                                   --         437,249
    Proceeds from exercise of stock options                           2,500          12,500
                                                               ------------    ------------
     Net cash provided by financing activities                        2,500         449,749
                                                               ------------    ------------

Net decrease in cash and cash equivalents                        (4,074,756)     (8,018,062)
Cash and cash equivalents, beginning of period                   16,163,625      25,226,546
                                                               ------------    ------------
Cash and cash equivalents, end of period                       $ 12,088,869    $ 17,208,484
                                                               ============    ============

                See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     1. Basis of Presentation

     The financial statements included herein have been prepared by Repligen Corporation (the "Company" or "Repligen"), pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K for the year ended March 31, 2001.

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

     2. Revenue Recognition

     The Company generates product revenues from the sale of its Protein A products to customers in the pharmaceutical and process chromatography industries. The Company recognizes revenue related to product sales upon shipment of the product to the customer.

     Research and development revenue derived from collaborative arrangements is recognized as earned under cost plus fixed-fee contracts, or on a straight-line basis over development contracts, which approximates when work is performed and costs are incurred. Research and development expenses in the accompanying statements of operations include funded and unfunded expenses. In addition, under certain contracts, the Company recognizes revenue from research and development milestones when they are received as long as they are deemed to be substantiated. Licensing and royalties from the Company's licensed technologies are recognized as earned.

     The Company applies Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. SAB 101 requires companies to recognize certain upfront nonrefundable fees over the life of the related alliance when such fees are received in conjunction with alliances that have multiple elements. The adoption of SAB No. 101 did not have a significant impact on the Company's financial position on results of operations.

     3. Net Loss Per Share

     The Company applies Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic and diluted net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method. Diluted weighted average shares outstanding for the three months ended June 30, 2001 and 2000 exclude the potential common shares issuable upon the exercise of warrants and stock options because to do so would be antidilutive for the periods presented. At June 30, 2001, there were outstanding options to purchase 1,643,341 shares of the Company's common stock at a weighted average exercise price of $2.65 per share and warrants to purchase 424,846 shares of the Company's common stock at a weighted average exercise price of $5.26 per share. At June 30, 2000, there were outstanding options to purchase 1,367,041 shares of the Company's common stock at a weighted average exercise price of $2.33 per share and warrants to purchase 954,782 shares of the Company's common stock at a weighted average exercise price of $3.91 per share.

     4. Cash, Cash Equivalents and Marketable Securities

     The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At June 30, 2001, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. The Company considers highly liquid investments purchased with original maturities at the date of acquisition of 90 days or less to be cash equivalents. Marketable securities are accounted for at amortized cost, which approximates fair value. Cash, cash equivalents and marketable securities consist of the following at June 30, 2001 and March 31, 2001:

                                                      June 30,        March 31,
                                                        2001            2001
                                                    -----------     -----------
Cash and cash equivalents
    Cash                                            $   494,814     $   222,766
    Commercial paper and corporate bonds                     --         489,719
    Money market accounts                            11,594,055      15,451,140
                                                    -----------     -----------
    Total cash and cash equivalents                 $12,088,869     $16,163,625
                                                    ===========     ===========
Short-term marketable securities
    Corporate and other debt securities             $13,382,135     $ 7,773,427
                                                    ===========     ===========
Long-term marketable securities
    Corporate and other debt securities             $ 2,630,448     $ 5,992,478
                                                    ===========     ===========

     5. Inventories

     Inventories are stated at the lower of cost (first in, first out) or market and consist of the following at June 30, 2001 and March 31, 2001.

                                                   June 30,        March 31,
                                                     2001            2001
                                                   --------        --------
Raw materials and work-in-process                  $681,720        $459,288
Finished goods                                      229,792         175,435
                                                   --------        --------
       Total                                       $911,512        $634,723
                                                   ========        ========

     Work in process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead.

     6. Comprehensive Income

     The Company applies SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes all non-owner changes in equity during a period. The Company's comprehensive net loss is the same as its reported net loss for all periods presented.

     7. Disclosures about Segments of an Enterprise and Significant Customers

     The Company applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in order to allocate resources and assess performance. To date, the Company has viewed its operations and manages its business as principally one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

     The following table represents the Company's revenue by geographic area:

                                  Three Months Ended
                                       June 30,
                                   2001       2000
                                   ----       ----
             US                      58%        59%
             Europe                  40%        40%
             Other                    2%         1%
                                   ----       ----
             Total                  100%       100%

     During the three months ended June 30, 2001, there was one customer who accounted for approximately 70% of the Company's revenues. During the three months ended June 30, 2000, there were two customers who accounted for approximately 24% and 36% of the Company's revenues. Two customers accounted for 60% and 14%, respectively, of the Company's accounts receivable at June 30, 2001. Three customers accounted for 53%, 26% and 10%, respectively, of the Company's accounts receivable at March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

     We are developing innovative therapeutic products for debilitating pediatric diseases including autism, leukemia, metabolic and immune system diseases based on naturally occurring peptides and proteins. Our lead therapeutic products are secretin for autism, CTLA4-Ig for stem cell transplantation and uridine for mitochondrial disease. Our product candidates have the potential to produce clinical benefits not attainable with any existing drug, in diseases for which there are few alternatives.

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

     We have recently completed an FDA-approved, Phase 2 clinical trial on a human, synthetic form of secretin in order to evaluate its potential benefits. Results from the trial indicated that the parents of secretin-treated children rated their child's symptoms to be improved compared to children who received a placebo, a result that was statistically significant. We have also identified two biological markers that defined a group of patients. A statistically significant treatment effect of secretin was demonstrated in the 64 patients, or 51% of the total patient population, with normal levels of both biological markers. In this subgroup, there was a statistically significant effect of secretin by four endpoints including improvement in social function as determined with the Autism Diagnostic Observation Schedule, overall symptom improvements as determined by the Clinical Global Impression Scale ("CGI") by both a professional and independently a parent and an increase in receptive language as determined by the MacArthur Communicative Development Inventory.

     In February 2000, we were issued a broad U.S. patent covering the use of secretin in the treatment of autism. We are currently prosecuting additional patent applications in the United States, Europe and Japan. There are currently no drugs approved by the FDA for the treatment of autism.

     We are also developing a product named "CTLA4-Ig," which has been shown to suppress unwanted immune responses in animal models of organ transplants and autoimmune diseases, such as lupus or multiple sclerosis, in which the immune system mistakenly attacks the body. Our product candidate is a derivative of a natural protein whose role is to turn-off an immune response. In animal models of organ transplantation and autoimmune diseases, CTLA4-Ig has been shown to block the rejection of a transplanted organ or the effects of the autoimmune disease. Initial clinical testing of CTLA4-Ig has been carried out in patients receiving a bone marrow transplant, which is a potential cure for several diseases of the immune system, including leukemia, myeloma, lymphoma and sickle cell anemia. Despite the clinical success of bone marrow transplants, a significant number of patients experience a severe and potentially life-threatening complication known as Graft Versus Host Disease, in which the newly transplanted immune system attacks the host (i.e., the patient). In June 1999, results from a Phase 1 clinical trial reported that treatment of bone marrow from a family member with Repligen's CTLA4-Ig prevented Graft Versus Host Disease in eight of eleven transplant patients. In October 2000, the FDA approved the initiation of a Phase 2 clinical trial evaluating CTLA4-Ig in patients receiving stem cell transplant for leukemia or other malignancies. For more information on our intellectual property rights to CTLA4-Ig, please see "Legal Proceedings."

     In December 2000, the Company licensed from the University of California, San Diego (UCSD) rights to a U.S. patent application covering novel methods for the treatment of mitochondrial disease. Mitochondria are small bodies found in every cell, which produce energy for cellular processes. Mitochondrial diseases are characterized by impaired function of many tissues particularly skeletal muscles (weakness, poor motor skills), the nervous system (seizures, poor cognition) and dysfunction of the heart and kidney. Uridine is a naturally occurring substance required by all cells for the synthesis of RNA, DNA and other essential factors. Mitochondria are the only cellular (non-dietary) source of uridine and its synthesis is often impaired in patients with mitochondrial disease. In a Phase 1 study at UCSD, daily administration of uridine or a derivative of uridine was well tolerated by the patients and produced symptom improvements in some patients. Repligen intends to extend these observations in a randomized, placebo-controlled clinical study in collaboration with UCSD and other clinical centers. For more information on our intellectual property rights to uridine and related compounds for the treatment of mitochondrial disease, please see "Legal Proceedings."

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

     In October 1999, Repligen obtained a license from ChiRhoClin, Inc., a private company, to commercialize two diagnostic secretin products. These products are synthetic, injectable forms of the natural hormone which has been traditionally been used by gastroenterologists to assess the function of the pancreas. New Drug Applications (NDAs) have been filed for both products. The NDA for the synthetic porcine (pig-derived) product has been reviewed by the FDA which indicated that it could be approved for marketing in the United States upon satisfactory response by ChiRhoClin to a request for additional data concerning the product's manufacturing. Both synthetic products have been granted orphan drug status by the FDA. If the FDA approves either product, the license agreement obligates Repligen to pay ChiRhoClin future milestones in cash, Repligen common stock, and royalties. We cannot be certain that the FDA will approve either product.

     Results of Operations

     Revenues

     Total revenues for the three month periods ended June 30, 2001 and June 30, 2000, were approximately $713,000 and $661,000 respectively, an increase of $52,000 or 8%.

     Product revenues for the three month periods ended June 30, 2001 and June 30, 2000, were approximately $713,000 and $556,000, respectively, an increase of $157,000 or 28%. This increase is largely attributable to the timing of large-scale production orders of Protein A.

     Research and development revenues for the three month periods ended June 30, 2001 and June 30, 2000, were approximately $0 and $30,000, respectively, a decrease of $30,000 or 100%. During fiscal 2001, a non-recurring licensing payment was received.

     Other revenues for the three month periods ended June 30, 2001 and June 30, 2000, were approximately $0 and $75,000, respectively, a decrease of $75,000 or 100%. The revenue recognized in the first quarter of fiscal 2001 was a termination fee paid by a sublessee.

     Costs and Expenses

     Total costs and expenses for the three month periods ended June 30, 2001 and June 30, 2000, were approximately $2,400,000 and $2,144,000, respectively, an increase of $256,000 or 12%.

     Research and development expenses for the three month period ended June 30, 2001 and June 30, 2000, were approximately $1,426,000 and $1,083,000, respectively, an increase of $343,000 or 32%. During the three months ended June 30, 2001, research and development expenses increased as a result of an increase in costs associated with our drug development programs, offset by a decrease in costs associated with patent application acquisition.

     Selling, general and administrative expenses for the three month periods ended June 30, 2001 and June 30, 2000, were approximately $617,000 and $731,000, respectively, a decrease of $114,000 or 16%. Increased spending on personnel and associated costs and increased legal costs during the three month period ended June 30, 2001 was offset by non-cash charges incurred for warrants issued to consultants during the three month period ended June 30, 2000.

     Cost of products sold for the three month periods ended June 30, 2001 and June 30, 2000, were approximately $356,000 and $330,000, respectively, an increase of $26,000 or 8%. Gross margin for products sold in the three month periods ended June 30, 2001 and 2000 were 50% and 41%, respectively. This increase in gross margin is due primarily to the product mix of product sales.

     Investment and Interest Income

     Investment income for the three month periods ended June 30, 2001 and June 30, 2000, was approximately $344,000 and $513,000, respectively, a decrease of $169,000 or 33%. This decrease during the three months ended June 30, 2001 is attributable to lower average funds available for investment and a lower interest rate environment.

     Liquidity and Capital Resources

     We have financed our operations primarily through private placements of common stock and revenues derived from product sales, collaborative research agreements, government grants, and payments received pursuant to licensing and royalty agreements. Total cash, cash equivalents and marketable securities at June 30, 2001 equaled $28,101,000, a decrease of $1,829,000 from $29,930,000 at
March 31, 2001.

     Repligen's operating activities used cash of approximately $1,802,000 for the three month period ended June 30, 2001, consisting of a net loss from operations of approximately $1,344,000, an increase in inventory of $277,000 and prepaid expenses of $253,000 and a decrease in accounts payable and accrued expenses of $134,000. This use of cash was offset by non-cash charges of $83,000 for depreciation and amortization and decreases in interest receivable of $64,000 and other assets of $57,000. Our investing activities used cash of approximately $2,247,000 for the purchase of marketable securities. Our cash was reduced by capital expenditures of $29,000. Our financing activities provided cash of approximately $3,000 from the proceeds of a stock option exercise.

     Working capital increased to $26,530,000 at June 30, 2001 from $24,398,000 at March 31, 2001.

     While we anticipate that the cost of operations will increase as we continue to expand our investment in proprietary product development, we believe we have sufficient funding to satisfy our working capital and capital expenditure requirements for the next twenty-four months. Should we need to secure additional financing to meet our future liquidity requirements, there can be no assurances that we will be able to secure such financing, or that such financing, if available, will be on terms favorable to us.

Cautionary Statement Regarding Forward-Looking Statements

     Statements in this Quarterly Report on Form 10-Q, as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical facts constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the Company's ability to (i) meet its working capital and future liquidity needs, (ii) successfully implement its strategic growth strategies, (iii) understand, anticipate and respond to rapidly changing technologies and market trends, (iv) develop, manufacture and deliver high quality, technologically advanced products on a timely basis to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company, (v) obtain and protect licensing and intellectual property rights necessary for the Company's technology and product development on terms favorable to the Company, (vi) recruit and retain highly talented professionals in a competitive job market, (vii) realize future revenues, (viii) maintain a timeline for clinical development, (ix) obtain approval from the FDA for clinical trials or product marketing approvals (x) obtain successful results of pending or future clinical trials, (xi) continue to establish collaborative arrangements with third parties, and (xii) compete against the biotechnology and pharmaceutical industries. Further information on potential factors that could affect the Company's financial results are included in filings made by the Company from time to time with the Securities and Exchange Commission included in the section entitled "Risk Factors" contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 0-14656).

PART II. OTHER INFORMATION

Item 2. LEGAL PROCEEDINGS

     On June 21, 2001, Pro-Neuron, Inc. filed a complaint (the "Pro-Neuron Complaint") against the Regents of the University of California (the "Regents") and Repligen at the Superior Court of California, County of San Diego seeking to void the License Agreement entered into between Repligen and the University of California, San Diego ("UCSD") in December 2000 (the "UCSD License Agreement"). The Pro-Neuron Complaint, among other things, also requests the court order the Regents assign all rights licensed to Repligen pursuant to the UCSD License Agreement to Pro-Neuron pursuant to the Regent's agreement with Pro-Neuron. UCSD and Repligen believe that the Complaint is without merit and intend to vigorously defend their rights. If Pro-Neuron is successful in this action, Repligen's ability to commercialize uridine for mitochondrial disease may be limited.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     EXHIBIT   DESCRIPTION
     -------   -----------

     3.1 Restated Certificate of Incorporation, dated December 31, 1992 and filed July 13, 1992, as amended (filed as Exhibit 3.1 to Repligen Corporation's Quarterly Report on Form 10-Q dated June 30, 2000 and incorporated herein by reference).

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

                                     REPLIGEN CORPORATION
                                     (Registrant)

Date: August 14, 2001           By:  /S/ Walter C. Herlihy
                                     ------------------------------------------
                                     Chief Executive Officer and President,
                                     Principal Financial and Accounting Officer

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