Form 10-Q
period 2001-09-30
REPLIGEN CORP
filed 2001-11-14
CIK 730272

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2001.

Common Stock, par value $.01 per share                             26,641,950
--------------------------------------                          ----------------
               Class                                            Number of Shares

                              REPLIGEN CORPORATION

                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements
         Balance Sheets as of September 30, 2001 and March 31, 2001
         (Unaudited)                                                           3

         Statements of Operations for the Three Months and Six Months
         Ended September 30, 2001 and 2000 (Unaudited)                         4

         Statements of Cash Flows for the Three Months and Six Months
         Ended September 30, 2001 and 2000 (Unaudited)                         5

         Notes to Financial Statements (Unaudited)                             6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         None

                      PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13

Item 2.  Changes in Securities and Use of Proceeds
         None

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K                                     15

Signature                                                                     15

Exhibit Index                                                                 16

PART I.       FINANCIAL INFORMATION
   ITEM 1.        FINANCIAL STATEMENTS

                              REPLIGEN CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                               ASSETS                      September 30, 2001          March 31, 2001
                                                           ------------------          --------------
Current assets:
    Cash and cash equivalents                                $   3,561,558             $  16,163,625
    Marketable securities                                       17,246,268                 7,773,427
    Accounts receivable, net                                       261,775                   443,760
    Interest receivable                                            565,777                   368,721
    Inventories                                                    943,168                   634,723
    Prepaid expenses and other current assets                      446,818                   270,252
                                                             -------------             -------------
     Total current assets                                       23,025,364                25,654,508
                                                             -------------             -------------

Property and equipment, at cost:
    Equipment                                                    1,167,452                 1,103,527
    Leasehold improvements                                         495,488                   473,288
    Furniture and fixtures                                         350,913                   331,501
                                                             -------------             -------------
                                                                 2,013,853                 1,908,316
    Less: accumulated depreciation and amortization              1,629,542                 1,464,195
                                                             -------------             -------------
                                                                   384,311                   444,121

Long term marketable securities                                  6,262,913                 5,992,478

Other assets, net                                                       --                    56,882
                                                             -------------             -------------

     Total assets                                            $  29,672,588             $  32,147,989
                                                             =============             =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                         $     558,109             $     529,914
    Accrued expenses                                               916,353                   726,910
    Other current liabilities                                       14,282                        --
                                                             -------------             -------------
     Total current liabilities                                   1,488,744                 1,256,824
                                                             -------------             -------------

Stockholders' equity:
    Preferred stock, $.01 par value -
    authorized, 5,000,000 shares,-- outstanding, none,                  --                        --
    Common stock, $.01 par value -
    Authorized, 40,000,000 shares,-- outstanding,
    26,641,950 shares at September 30, 2001
    and 26,628,950 shares at March 31, 2001                        266,419                   266,289
Additional paid-in capital                                     166,596,613               166,583,684
Accumulated deficit                                           (138,679,188)             (135,958,808)
                                                             -------------             -------------
     Total stockholders' equity                                 28,183,844                30,891,165
                                                             -------------             -------------

     Total liabilities and stockholders' equity              $  29,672,588             $  32,147,989
                                                             =============             =============



                See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three Months Ended              Six Months Ended
                                           September 30,                  September 30,
                                 ----------------------------    ----------------------------
                                      2001            2000            2001            2000
                                 ------------    ------------    ------------    ------------
Revenues:
    Product                      $    886,733    $    323,994    $  1,599,268    $    879,788
    Research and development               --         126,870              --         156,870
                                 ------------    ------------    ------------    ------------
      Total revenues                  886,733         450,864       1,599,268       1,036,658

Costs and expenses:
    Research and development        1,330,207       1,342,667       2,756,520       2,425,736
    Selling, general and
    administrative                    680,518         643,226       1,297,935       1,299,310
    Cost of products sold             554,600         228,505         911,039         558,692
                                 ------------    ------------    ------------    ------------
     Total costs and expenses       2,565,325       2,214,398       4,965,494       4,283,738
                                 ------------    ------------    ------------    ------------

Loss from operations               (1,678,592)     (1,763,534)     (3,366,226)     (3,247,080)
                                 ------------    ------------    ------------    ------------

    Investment and interest
    income                            301,720         551,526         645,845       1,064,130

Net loss                         $ (1,376,872)   $ (1,212,008)   $ (2,720,381)   $ (2,182,950)
                                 ============    ============    ============    ============

    Basic and diluted net loss
    per share                    $       (.05)   $       (.05)   $       (.10)   $       (.08)
                                 ============    ============    ============    ============
    Basic and diluted weighted
    average common shares
    outstanding                    26,639,150      26,559,675      26,636,291      26,508,333
                                 ============    ============    ============    ============







                See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                               September 30,
                                                      ----------------------------
                                                           2001           2000
                                                      ------------    ------------
Cash flows from operating activities:
    Net loss                                          $ (2,720,381)   $ (2,182,950)
    Adjustments to reconcile net loss to net cash
    used in operating activities -
     Depreciation and amortization                         165,347         135,497
     Non-cash charge for patent acquisition                     --         183,750
     Non-cash charges relating to stock and warrant
     issuance                                                   --         218,735

Changes in assets and liabilities -
    Accounts receivable                                    181,985         692,951
    Interest receivable                                   (197,056)             --
    Inventories                                           (308,445)         (2,434)
    Prepaid expenses and other current assets             (176,566)        (27,441)
    Other assets                                            56,882          24,500
    Accounts payable                                        28,195         124,440
    Accrued expenses                                       203,725        (395,118)
    Deferred Revenue                                            --          41,626
                                                      ------------    ------------
     Net cash used in operating activities              (2,766,314)     (1,186,444)
                                                      ------------    ------------
Cash flows from investing activities:
    Redemption of marketable securities                  5,996,839      14,000,000
    Purchases of marketable securities                 (15,740,115)    (26,931,063)
    Purchases of property and equipment                   (105,537)       (101,206)
                                                      ------------    ------------
     Net cash used in investing activities              (9,848,813)    (13,032,269)
                                                      ------------    ------------
Cash flows from financing activities:
    Proceeds from exercise of warrants                          --         482,999
    Proceeds from exercise of stock options                 13,060          12,500
                                                      ------------    ------------
     Net cash provided by financing activities              13,060         495,499
                                                      ------------    ------------

Net decrease in cash and cash equivalents              (12,602,067)    (13,723,216)
 Cash and cash equivalents, beginning of period         16,163,625      25,226,546
                                                      ------------    ------------
 Cash and cash equivalents, end of period             $  3,561,558    $ 11,503,330
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

     The Company applies Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. SAB 101 requires companies to recognize certain upfront nonrefundable fees over the life of the related alliance when such fees are received in conjunction with alliances that have multiple elements. The adoption of SAB No. 101 did not have a significant impact on the Company's financial position or results of operations.

     3.  Net Loss Per Share

     The Company applies Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic and diluted net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method. Diluted weighted average shares outstanding for the three months and six months ended September 30, 2001 and 2000 exclude the potential common shares issuable upon the exercise of warrants and stock options because to do so would be antidilutive for the periods presented. At September 30, 2001, there were outstanding options to purchase 1,688,841 shares of the Company's common stock at a weighted average exercise price of $2.65 per share and warrants to purchase

404,846 shares of the Company's common stock at a weighted average exercise price of $4.61 per share. At September 30, 2000, there were outstanding options to purchase 1,422,541 shares of the Company's common stock at a weighted average exercise price of $2.56 per share and warrants to purchase 952,025 shares of the Company's common stock at a weighted average exercise price of $4.09 per share.

     4.  Recent Announcements

     In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No.142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This new statement also supersedes certain aspects of APB 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB
30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect this statement will have on its financial statements.

     5.  Cash, Cash Equivalents and Marketable Securities

     The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At September 30, 2001, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. The Company considers highly liquid investments purchased with original maturities at the date of acquisition of 90 days or less to be cash equivalents. Marketable securities are recorded at amortized cost, which approximates fair value. The company has not recorded any realized gains or losses on its marketable securities for the three-month period ending September 30, 2001. The average maturity of the Company's short-term marketable securities is approximately 5 months. The average maturity of the Company's long-term marketable securities is approximately 17 months. Cash, cash equivalents and marketable securities consist of the following at September 30, 2001 and March 31, 2001:

                                                     September 30,     March 31,
                                                         2001            2001
                                                         ----            ----
Cash and cash equivalents
    Cash                                             $ 1,309,669     $   222,766
    Commercial paper and corporate bonds                      --         489,719
    Money market accounts                              2,251,889      15,451,140
                                                     -----------     -----------
    Total cash and cash equivalents                  $ 3,561,558     $16,163,625
                                                     ===========     ===========
Short-term marketable securities
    Corporate and other debt securities              $17,246,268     $ 7,773,427
                                                     ===========     ===========
Long-term marketable securities
    Corporate and other debt securities              $ 6,262,913     $ 5,992,478
                                                     ===========     ===========


     6.  Inventories

     Inventories are stated at the lower of cost (first in, first out) or market and consist of the following at September 30, 2001 and March 31, 2001.

                                              September 30,        March 31,
                                                  2001               2001
                                                  ----               ----

Raw materials and work-in-process               $766,031          $459,288
Finished goods                                   177,137           175,435
                                                --------          --------
Total                                           $943,168          $634,723
                                                ========          ========

     Work in process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead.

     7.  Comprehensive Income

     The Company applies SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes all non-owner changes in equity during a period. The Company's comprehensive net loss is the same as its reported net loss for all periods presented.

     8.  Disclosures about Segments of an Enterprise and Significant Customers

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

     The following table represents the Company's revenue by geographic area:

                               Three Months Ended         Six Months Ended
                                  September 30,             September 30,
                                2001       2000          2001         2000
                                ----       ----          ----         ----
        US                       12%        80%           44%          68%
        Europe                   86%        16%           54%          30%
        Other                     2%         4%            2%           2%
                                ----       ----          ----         ----
        Total                   100%       100%          100%         100%

     During the three months ended September 30, 2001, there was one customer who accounted for approximately 85% of the Company's revenues. During the three months ended September 30, 2000, there were two customers who accounted for approximately 36% and 21% of the Company's revenues. One customer accounted for 80% of the Company's accounts receivable at September 30, 2001. Three customers accounted for 53%, 26% and 10%, respectively, of the Company's accounts receivable at March 31, 2001.

     9.  Reclassifications

     The Company has reclassified certain prior-period information to conform to the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

     We are developing innovative therapeutic products for debilitating pediatric diseases including autism, leukemia, metabolic and immune system diseases based on naturally occurring peptides, proteins and nucleotides. Our lead therapeutic products are secretin for autism, CTLA4-Ig for stem cell transplantation and uridine for mitochondrial disease. Our product candidates have the potential to produce clinical benefits not attainable with any existing drug, in diseases for which there are few alternatives.

     Autism is a developmental disorder characterized by poor communicative and social skills, repetitive and restricted behaviors and in some patients, gastrointestinal problems and irregular sleep patterns. Secretin is a hormone produced in the small intestine which regulates the function of the pancreas as part of the process of digestion. A form of secretin derived from pigs is approved by the United States Food and Drug Administration ("FDA") for use in diagnosing problems with pancreatic function. Anecdotal reports suggested that secretin may have beneficial effects in autism, including improvements in sleep, digestive function, communicative and social behavior.

     We have recently completed an FDA-approved, placebo-controlled, double-blind Phase 2 clinical trial on a human, synthetic form of secretin in order to evaluate its potential benefits. Results from the trial indicated that the parents of secretin-treated children rated their child's symptoms to be improved compared to children who received a placebo, a result that was statistically significant. We have also identified two biological markers that defined a group of 64 patients, or 51% of the total patient population, a statistically significant treatment effect of secretin was demonstrated in which there was a more significant effect of secretin treatment. In this subgroup, there was a statistically significant effect of secretin by four endpoints including improvement in social function as determined with the Autism Diagnostic Observation Schedule, overall symptom improvements as determined by the Clinical Global Impression Scale by both a professional and independently a parent and an increase in receptive language as determined by the MacArthur Communicative Development Inventory. Pending approval by the FDA, we intend to initiate Phase 3 clinical trials of secretin in autism in 2002.

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

     In December 2000, the Company licensed from the University of California, San Diego ("UCSD") rights to a U.S. patent application covering novel methods for the treatment of mitochondrial disease. Mitochondria are small bodies found in every cell, which produce energy for cellular processes. Mitochondrial diseases are characterized by impaired function of many tissues particularly skeletal muscles (weakness, poor motor skills), the nervous system (seizures, poor cognition) and dysfunction of the heart and kidney. Uridine is a naturally occurring substance required by all cells for the synthesis of RNA, DNA and other essential factors. Mitochondria are the only cellular (non-dietary) source of uridine and its synthesis is often impaired in patients with mitochondrial disease. In a Phase 1 study at UCSD, daily administration of uridine or a derivative of uridine was well tolerated by the patients and produced symptom improvements in some patients. Investigators at UCSD have developed a clinical protocol for a placebo-controlled Phase 2 clinical trial of uridine in mitochondrial patients which they intend to submit to the FDA. For more information on our intellectual property rights to uridine and related compounds for the treatment of mitochondrial disease, please see "Legal Proceedings."

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

     In October 1999, Repligen obtained a license from ChiRhoClin, Inc., a private company, to commercialize two diagnostic secretin products. These products are synthetic, injectable forms of the natural hormone which has traditionally been used by gastroenterologists to assess the function of the pancreas. New Drug Applications ("NDAs") have been filed for both products. The NDA for the synthetic porcine (pig-derived) product has been reviewed by the FDA which indicated that it could be approved for marketing in the United States upon satisfactory response by ChiRhoClin to a request for additional data concerning the product's manufacturing. Both synthetic products have been granted orphan drug status by the FDA. If the FDA approves either product, the license agreement obligates Repligen to pay ChiRhoClin future milestones in cash, Repligen common stock and royalties. We cannot be certain that the FDA will approve either product.

     Results of Operations

     Revenues

     Total revenues for the three-month periods ended September 30, 2001 and 2000, were approximately $887,000 and $451,000, respectively, an increase of $436,000 or 97%. Year to date total revenues for the six-month periods ended September 30, 2001 and 2000, were approximately $1,600,000 and $1,037,000, respectively, an increase of approximately $563,000 or 54%.

     Product revenues for the three-month periods ended September 30, 2001 and 2000, were approximately $887,000 and $324,000, respectively, an increase of $563,000 or 174%. This increase is largely attributable to the timing of large-scale production orders of Protein A. Year to date total product sales for the six-month periods ended September 30, 2001 and 2000, were approximately $1,600,000 and $880,000, respectively, an increase of approximately $720,000 or 82%. This increase is due to increased product shipments to Amersham Pharmacia Biotech and demand from monoclonal antibody producers during such period.

     Research and development revenues for the three-month periods ended September 30, 2001 and 2000, were approximately $0 and $127,000, respectively, a decrease of $127,000 or 100%. Year to date total research and development revenues for the six-month periods ended September 30, 2001 and 2000, were approximately $0 and $157,000, respectively, a decrease of approximately $157,000 or 100%. This decrease during the three and six-month periods ended September 30, 2001 is a result of the non-recurring licensing payments made during fiscal 2001.

     Costs and Expenses

     Total costs and expenses for the three-month periods ended September 30, 2001 and 2000, were approximately $2,565,000 and $2,214,000, respectively, an increase of $351,000 or 16%. Year to date total expenses for the six-month periods ended September 30, 2001 and 2000, were approximately $4,965,000 and $4,284,000, respectively, an increase of approximately $681,000 or 16%.

     Research and development expenses for the three-month period ended September 30, 2001, compared to the three-month period ended September 30, 2000, were approximately $1,330,000 and $1,343,000, respectively, a decrease of $13,000 or 1%. This decrease for the three-month period ended September 30, 2001 is attributable to increased staffing offset by non-cash charges incurred from the issuance of a warrant associated with a licensing agreement during the same period in fiscal 2001. Research and development expenses for the six-month periods ended September 30, 2001 and 2000, were approximately $2,757,000 and $2,426,000, respectively, an increase of $331,000 or 14%. The increase for the six-month period ended September 30, 2001 is largely attributable to increased costs associated with production of the drugs for the clinical programs for uridine, Secretin and CTLA4-Ig.

     Selling, general and administrative expenses (SG&A) for the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000, were approximately $681,000 and $643,000, respectively, an increase of $38,000 or 6%. The increase is largely attributable to increased staffing and litigation expenses offset by decreased marketing costs that were related to a Repligen sponsored conference in fiscal 2001. Selling, general and administrative expenses for the six-month periods ended September 30, 2001 and 2000, were approximately $1,298,000 and $1,299,000, respectively, a decrease of $1,000 or 0%.

     Cost of products sold for the three-month periods ended September 30, 2001 and 2000, were approximately $555,000 and $229,000, respectively, an increase of $326,000 or 142%. This increase is due primarily to additional staffing and increased product sales. Gross margin for products sold in the three-month periods ended September 30, 2001 and 2000 were 37% and 29%, respectively. This increase in gross margin is due primarily to the mix of product sales. Cost of product sales for the six-month periods ended September 30, 2001 and 2000, were approximately $911,000 and $559,000, respectively, an increase of approximately $352,000 or 63%. This increase is largely attributable to increased Protein A sales and to mix of product sales. Gross margin for products sold in the six-month periods ended September 30, 2001 and 2000 were 43% and 36%, respectively, of product revenues. This increase in gross margin is due primarily to sales mix of products.

     Investment and Interest Income

     Investment income for the three-month periods ended September 30, 2001 and 2000 was approximately $302,000 and $552,000, respectively, a decrease of $250,000 or 45%. Year to date total investment income for the six-month periods ended September 30, 2001 and 2000, were approximately $646,000 and $1,064,000, respectively, a decrease of approximately $418,000 or 39%. These decreases are attributable to lower average funds available for investment and lower interest rates during the three and six-month periods ended September 30, 2001 compared to the same periods in 2000.

     Liquidity and Capital Resources

     We have financed our operations primarily through private placements of common stock and revenues derived from product sales, collaborative research agreements, government grants, and payments received pursuant to licensing and royalty agreements. Total cash, cash equivalents and marketable securities at September 30, 2001 equaled $27,071,000, a decrease of $2,859,000 from $29,930,000 at March 31, 2001.

     Repligen's operating activities used cash of approximately $2,766,000 for the six-month period ended September 30, 2001, consisting of a net loss from operations of approximately $2,720,000, an increase in interest receivable of $197,000, inventory of $308,000, prepaid expenses of $177,000, accounts payable of $28,000 and accrued expenses of $204,000. This use of cash was offset by non-cash charges of $165,000 for depreciation and amortization and a decrease in accounts receivable of $182,000 and other assets of $57,000. Our investing activities used cash of approximately $9,743,000 for the purchase of marketable securities. Our cash was reduced by capital expenditures of $106,000. Our financing activities provided cash of approximately $13,000 from the proceeds of a stock option exercise.

     Working capital decreased to $21,230,000 at September 30, 2001 from $24,398,000 at March 31, 2001.

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

Cautionary Statement Regarding Forward-Looking Statements

     Statements in this Quarterly Report on Form 10-Q, as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical facts constitute "forward-looking statements" which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management's plans and objectives for future operations, product plans and performance, management's assessment of market factors, as well as statements regarding the strategy and plans of the company and its strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the Company's ability to (i) meet its working capital and future liquidity needs, (ii) successfully implement its strategic growth strategies, (iii) understand, anticipate and respond to rapidly changing technologies and market trends, (iv) develop, manufacture and deliver high quality, technologically advanced products on a timely basis to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company, (v) obtain and protect licensing and intellectual property rights necessary for the Company's technology and product development on terms favorable to the Company, (vi) recruit and retain highly talented professionals in a competitive job market,
(vii) realize future revenues, (viii) maintain a timeline for clinical development, (ix) obtain approval from the FDA for clinical trials or product marketing approvals (x) obtain successful results of pending or future clinical trials, (xi) continue to establish collaborative arrangements with third parties, and (xii) compete against the biotechnology and pharmaceutical industries. Further information on potential factors that could affect the Company's financial results are included in filings made by the Company from time to time with the Securities and Exchange Commission and in the section entitled "Risk Factors" contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 0-14656).

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     On June 21, 2001, Pro-Neuron, Inc. filed a complaint (the "Pro-Neuron Complaint") against the Regents of the University of California (the "Regents") and Repligen at the Superior Court of California, County of San Diego seeking to void the License Agreement entered into between Repligen and the University of California, San Diego ("UCSD") in December 2000 (the "UCSD License Agreement"). The Pro-Neuron Complaint, among other things, also requests that the court order the Regents to assign all rights licensed to Repligen pursuant to the UCSD License Agreement to Pro-Neuron pursuant to the Regent's agreement with Pro-Neuron. UCSD and Repligen believe that the Complaint is without merit and intend to vigorously defend their rights. If Pro-Neuron is successful in this action, Repligen's ability to commercialize uridine for mitochondrial disease may be limited.

     Repligen and the University of Michigan (the "University") believe that the University is entitled to rights to certain United States patents owned by Bristol-Myers Squibb Company ("BMS"), which patents cover claims for composition and methods of use for CTLA4. On August 31, 2000, Repligen and the University filed a complaint against BMS at the United States District Court for the District of Michigan in Detroit, Michigan seeking correction of inventorship on these patents. A correction of inventorship would result in the University being designated as a co-assignee on any so corrected BMS patent. Should the University be designated an assignee or co-assignee on any of the patents named in the aforesaid complaint, Repligen would then have rights to such technology pursuant to a 2000 License Agreement with the University, a 1995 Asset Acquisition Agreement with Genetics Institute and other related agreements. Repligen's failure to obtain shared ownership rights in the BMS patents may restrict Repligen's ability to commercialize CTLA4-Ig. Repligen and the University have also filed patents related to compositions of matter and methods of use of CTLA4-Ig.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on September 13, 2001. At the Annual Meeting, the stockholders of the Company considered and acted upon proposals to: (i) elect five members to the Board of Directors (ii) ratify the selection of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending March 31, 2002 and (iii) adopt the 2001 Repligen Corporation Stock Option Plan.

     The Company had 26,633,950 shares of Common Stock of the Company issued and outstanding as of the close of business on July 17, 2001, the record date established by the Board of Directors for the Annual Meeting. At the Annual Meeting and with respect to proposals 1 and 2, holders of 23,143,539 shares of Common Stock, or approximately 87% of all of the Company's issued and outstanding shares of Common Stock, were entitled to vote and were present in person or represented by proxy. At the Annual meeting and with respect to proposal 3, holders of 6,102,658 shares of the Company's Common Stock were entitled to vote and were present in person or represented by proxy. The following sets forth the information regarding the results of the voting at the Annual Meeting:

Proposal 1. Election of Directors:

      Directors                             Shares Voting          Shares Voting
                                              In Favor                 Against
                                            -------------          -------------
      Robert J. Hennessey*                   22,214,687               928,852
      Alexander Rich, M.D.*                  22,210,087               933,452
      Paul Schimmel, Ph.D.*                  22,216,487               927,052
      Walter C. Herlihy, Ph.D.*              22,223,387               920,152
      G. William Miller*                     22,166,737               976,802

* Incumbent

Proposal 2. Ratification of Selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending March 31, 2002:

      Shares voting in favor:                      23,055,334
      Shares voting against:                           38,790
      Abstention:                                      49,415

Proposal 3. Adoption of the 2001 Repligen Corporation Stock Option Plan:

      Shares voting in favor:                       4,614,678
      Shares voting against:                        1,412,188
      Abstention:                                      75,702
      Non-votes:                                   17,040,971

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

    EXHIBIT     DESCRIPTION
    -------     -----------
      3.1       Restated Certificate of Incorporation, dated June 30, 1992 and amended September 30,
                1999 (filed as Exhibit 3.1 to Repligen Corporation's Quarterly Report on Form 10-Q for
                the quarter ended September 30, 1999 and incorporated herein by reference).

      3.2       By-laws (filed as Exhibit 3.4 to Repligen Corporation's Form S-1 Registration Statement
                No. 33-3959 and incorporated herein by reference).

      4.1       The 2001 Repligen Corporation Stock Option Plan, adopted by the Stockholders on
                September 13, 2001 (filed as Appendix B to Repligen Corporation's Definitive Proxy
                Statement on Schedule 14A dated July 19, 2001 and incorporated herein by reference).

     (b)  Reports on Form 8-K

          The Company filed no current reports on Form 8-K during the quarter covered by the report.




                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 REPLIGEN CORPORATION
                                 (Registrant)


Date: November 14, 2001          By: /S/ Walter C. Herlihy
                                     ------------------------------------------
                                     Chief Executive Officer and President,
                                     Principal Financial and Accounting Officer

                              Repligen Corporation
                                  Exhibit Index


EXHIBIT      DESCRIPTION
-------      -----------
  3.1        Restated Certificate of Incorporation, dated June 30, 1992 and amended September 30,
             1999 (filed as Exhibit 3.1 to Repligen Corporation's Quarterly Report on Form 10-Q for
             the quarter ended September 30, 1999 and incorporated herein by reference).

  3.2        By-laws (filed as Exhibit 3.4 to Repligen Corporation's Form S-1 Registration Statement
             No. 33-3959 and incorporated herein by reference).

  4.1        The 2001 Repligen Corporation Stock Option Plan, adopted by the Stockholders on
             September 13, 2001 (filed as Appendix B to Repligen Corporation's Definitive Proxy
             Statement on Schedule 14A dated July 19, 2001 and incorporated herein by reference).