Form 10-Q
period 2001-12-31
REPLIGEN CORP
filed 2002-02-14
CIK 730272

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 2002.

    Common Stock, par value $.01 per share                  26,642,750
    --------------------------------------                  ----------
                Class                                    Number of Shares

                              REPLIGEN CORPORATION

                                      INDEX


     PART I. FINANCIAL INFORMATION                                         PAGE
                                                                           ----

Item 1.   Financial Statements
          Balance Sheets as of December 31, 2001 and March 31, 2001
          (Unaudited)                                                        3

          Statements of Operations for the Three Months and Nine Months
          Ended December 31, 2001 and 2000 (Unaudited)                       4

          Statements of Cash Flows for the Nine Months
          Ended December 31, 2001 and 2000 (Unaudited)                       5

          Notes to Financial Statements (Unaudited)                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         14

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                  14

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              REPLIGEN CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS                           December 31, 2001         March 31, 2001
                                                                      -----------------         --------------
Current assets:
    Cash and cash equivalents                                            $    5,708,023        $   16,163,625
    Marketable securities                                                    13,683,339             7,773,427
    Accounts receivable, net                                                    523,292               443,760
    Interest receivable                                                         507,003               368,721
    Inventories                                                                 913,391               634,723
    Prepaid expenses and other current assets                                   356,840               270,252
                                                                         --------------        --------------
     Total current assets                                                    21,691,888            25,654,508
                                                                         --------------        --------------

Property and equipment, at cost:
    Equipment                                                                 1,167,452             1,103,527
    Leasehold improvements                                                      533,114               473,288
    Furniture and fixtures                                                      352,173               331,501
                                                                         --------------        --------------
                                                                              2,052,739             1,908,316
    Less: accumulated depreciation and amortization                           1,678,534             1,464,195
                                                                         --------------        --------------
                                                                                374,205               444,121

Long term marketable securities                                               6,148,018             5,992,478
Restricted cash (Note 10)                                                       500,000                    --
Other assets, net                                                                    --                56,882
                                                                         --------------        --------------

     Total assets                                                        $   28,714,111        $   32,147,989
                                                                         ==============        ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                     $      423,528        $      529,914
    Accrued expenses                                                            923,009               726,910
                                                                         --------------        --------------
     Total current liabilities                                                1,346,537             1,256,824
                                                                         --------------        --------------

Stockholders' equity:
    Preferred stock, $.01 par value -
    Authorized, 5,000,000 shares,-- no shares issued or                              --                    --
    outstanding
    Common stock, $.01 par value
    Authorized, 40,000,000 shares,-- issued and outstanding,
    26,642,750 shares at December 31, 2001 and 26,628,950
    shares at March 31, 2001                                                    266,427               266,289
Additional paid-in capital                                                  166,597,654           166,583,684
Accumulated deficit                                                        (139,496,507)         (135,958,808)
                                                                         --------------        --------------
     Total stockholders' equity                                              27,367,574            30,891,165
                                                                         --------------        --------------

     Total liabilities and stockholders' equity                          $   28,714,111        $   32,147,989
                                                                         ==============        ==============

                See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three-Months Ended                       Nine-Months Ended
                                                      December 31,                            December 31,
                                               2001                 2000                 2001                2000
                                          ---------------------------------------------------------------------------
Revenues:
    Product                               $  1,179,892         $    615,155         $  2,779,160         $  1,494,942
    Research and development                        --                2,745                   --              159,615
                                          ------------         ------------         ------------         ------------
      Total revenues                         1,179,892              617,900            2,779,160            1,654,557

Costs and expenses:
    Cost of products sold                      585,099              393,029            1,496,137              951,721
    Research and development                 1,021,386            1,780,506            3,777,906            4,206,242
    Selling, general and
    administrative                             649,900              566,290            1,947,835            1,865,601
                                          ------------         ------------         ------------         ------------
     Total costs and expenses                2,256,385            2,739,825            7,221,878            7,023,564
                                          ------------         ------------         ------------         ------------

Loss from operations                        (1,076,493)          (2,121,925)          (4,442,718)          (5,369,007)
                                          ------------         ------------         ------------         ------------

    Investment and interest
    income                                     259,174              539,322              905,019            1,603,453
                                          ------------         ------------         ------------         ------------

Net loss                                  $   (817,319)        $ (1,582,603)        $ (3,537,699)        $ (3,765,554)
                                          ============         ============         ============         ============

    Basic and diluted net loss
    per share                             $       (.03)        $       (.06)        $       (.13)        $       (.14)
                                          ============         ============         ============         ============

    Basic and diluted weighted
    average common shares
    outstanding                             26,642,319           26,576,434           26,638,306           26,531,159
                                          ============         ============         ============         ============

                See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine-Months Ended
                                                                                        December 31,
                                                                                2001                    2000
                                                                            ------------            ------------
Cash flows from operating activities:
    Net loss                                                                $ (3,537,699)           $ (3,765,554)
    Adjustments to reconcile net loss to net cash
    used in operating activities -
     Depreciation and amortization                                               214,339                 188,263
     Non-cash charge for patent acquisition                                           --                 183,750
     Non-cash charges relating to issuance of stock and warrants                      --                 218,735

Changes in assets and liabilities -
    Accounts receivable                                                          (79,532)                224,916
    Interest receivable                                                         (138,282)                     --
    Inventories                                                                 (278,668)                (18,259)
    Prepaid expenses and other current assets                                    (86,588)                (61,791)
    Other assets                                                                  56,882                  24,500
    Accounts payable                                                            (106,386)                147,308
    Accrued expenses                                                             196,099                (194,789)
                                                                            ------------            ------------
     Net cash used in operating activities                                    (3,759,835)             (3,052,921)
                                                                            ------------            ------------

Cash flows from investing activities:
    Redemption of marketable securities                                       13,425,710              30,000,000
    Purchases of marketable securities                                       (19,491,162)            (39,963,511)
    Increase in restricted cash                                                 (500,000)                     --
    Purchases of property and equipment                                         (144,423)               (124,834)
                                                                            ------------            ------------
     Net cash used in investing activities                                    (6,709,875)            (10,088,345)
                                                                            ------------            ------------

Cash flows from financing activities:
    Proceeds from exercise of warrants                                                --                 537,899
    Proceeds from exercise of stock options                                       14,108                  15,500
                                                                            ------------            ------------
     Net cash provided by financing activities                                    14,108                 553,399
                                                                            ------------            ------------

Net decrease in cash and cash equivalents                                    (10,455,602)            (12,587,867)
 Cash and cash equivalents, beginning of period                               16,163,625              25,226,546
                                                                            ------------            ------------
 Cash and cash equivalents, end of period                                   $  5,708,023            $ 12,638,679
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

     2.   Revenue Recognition

     The Company generates product revenues from the sale of its Protein A products to customers in the pharmaceutical and process chromatography industries. The Company recognizes revenue related to product sales upon shipment of the product to the customer, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is probable.

     The Company applies Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition". SAB 101 requires companies to recognize certain upfront nonrefundable fees over the life of the related alliance when such fees are received in conjunction with alliances that have multiple elements. The adoption of SAB No. 101 did not have a significant impact on the Company's financial position or results of operations.

     3.   Net Loss Per Share

     The Company applies Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Basic and diluted net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method. Diluted weighted average shares outstanding for the three and nine-month periods ended December 31, 2001 and December 31, 2000 exclude the potential common shares issuable upon the exercise of outstanding warrants and stock options because to do so would be antidilutive for the periods presented. At December 31, 2001, there were outstanding options to purchase 1,714,441 shares of the Company's common stock at a weighted average exercise price of $2.24 per share and warrants to purchase 404,846 shares of the Company's common stock at a weighted average exercise price of $4.61 per share. At December 31, 2000, there were outstanding options to purchase 1,503,441 shares of the Company's common stock at a weighted average exercise price of $2.65 per share and warrants to purchase 934,625 shares of the Company's common stock at a weighted average exercise price of $4.11 per share.

     4.   Recent Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No.142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2003. Management believes that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined what effect, if any, this statement will have on its financial statements.

     5.   Cash, Cash Equivalents and Marketable Securities

     The Company applies SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 2001, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold these securities to maturity. The Company considers highly liquid investments purchased with original maturities at the date of acquisition of 90 days or less to be cash equivalents. Marketable securities are recorded at amortized cost, which approximates fair value. The Company has not recorded any realized gains or losses on its marketable securities for the three-month period ending December 31, 2001. The average maturity of the Company's short-term marketable securities as of December 31, 2001 is approximately 4 months. The average maturity as of December 31, 2001 of the Company's long-term marketable securities is approximately 13 months. Cash, cash equivalents and marketable securities consist of the following at December 31, 2001 and March 31, 2001:

                                                     December 31,      March 31,
                                                         2001            2001
                                                         ----            ----

Cash and cash equivalents
    Cash                                             $ 1,720,520     $   222,766
    Commercial paper and corporate bonds                      --         489,719
    Money market accounts                              3,987,503      15,451,140
                                                     -----------     -----------
    Total cash and cash equivalents                  $ 5,708,023     $16,163,625
                                                     ===========     ===========
Short-term marketable securities
    Corporate and other debt securities              $13,683,339     $ 7,773,427
                                                     ===========     ===========
Long-term marketable securities
    Corporate and other debt securities              $ 6,148,018     $ 5,992,478
                                                     ===========     ===========

     The Company also has $500,000 in restricted cash in connection with certain long-term obligations as of December 31, 2001 (See note 10).

     6.   Inventories

     Inventories are stated at the lower of cost (first in, first out) or market and consist of the following at December 31, 2001 and March 31, 2001.

                                                    December 31,    March 31,
                                                        2001          2001
                                                        ----          ----

     Raw materials and work-in-process               $833,180      $459,288
     Finished goods                                    80,211       175,435
                                                     --------      --------
            Total                                    $913,391      $634,723
                                                     ========      ========

     Work-in-process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead.

     7.   Comprehensive Income

     The Company applies SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes all non-owner changes in equity during a period. The Company's comprehensive net loss is the same as its reported net loss for all periods presented.

     8.   Disclosures about Segments of an Enterprise and Significant Customers

     The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in order to allocate resources and assess performance. To date, the Company has viewed its operations and manages its business as principally one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

     The following table represents the Company's revenue by geographic area:

                               Three-Months        Nine-Months
                                  Ended               Ended
                               December 31,        December 31,
                              2001      2000      2001      2000
                              ----      ----      ----      ----
     US                         27%       28%       38%       53%
     Europe                     71%       71%       60%       45%
     Other                       2%        1%        2%        2%
                              ----      ----      ----      ----
     Total                     100%      100%      100%      100%

     During the three-month period ended December 31, 2001, there were two customers who accounted for approximately 54% and 20%, respectively, of the Company's revenues. During the three-month period ended December 31, 2000, there was one customer who accounted for approximately 37% of the Company's revenues. One customer accounted for 89%, of the Company's accounts receivable at December 31, 2001. Three customers accounted for 53%, 26% and 10%, respectively, of the Company's accounts receivable at March 31, 2001.

     9.   Reclassifications

     The Company has reclassified certain prior-period information to conform to the current period's presentation.

     10.  Long-term Obligations

     In October 2001, the Company entered into a ten-year lease agreement for a new corporate headquarters in Waltham, Massachusetts. The new facility is 25,000 square feet, approximately 10,000 of which will be constructed as manufacturing and laboratory space. The Company anticipates that this new facility will increase operating efficiencies and increase manufacturing capacity to meet growing demand for Protein A products, and to better meet corporate goals and objectives. The company plans to relocate to these new facilities in the first quarter of fiscal 2003. In connection with this lease agreement, the Company issued a letter of credit in the amount of $500,000 to its landlord. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included in restricted cash in the accompanying balance sheet as of December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

     We are developing innovative therapeutic products for debilitating pediatric diseases including autism, metabolic and immune system diseases based on naturally occurring peptides, proteins and nucleotides. Our lead therapeutic products are secretin for autism, CTLA4-Ig for stem cell transplantation and uridine for mitochondrial disease. Our product candidates have the potential to produce clinical benefits not attainable with any existing drug, in diseases for which there are few alternatives.

     Autism is a developmental disorder characterized by poor communicative and social skills, repetitive and restricted behaviors and in some patients, gastrointestinal problems and irregular sleep patterns. Secretin is a hormone produced in the small intestine which regulates the function of the pancreas as part of the process of digestion. A form of secretin derived from pigs is approved by the United States Food and Drug Administration ("FDA") for use in diagnosing problems with pancreatic function. Anecdotal reports suggest that secretin may have beneficial effects in autism, including improvements in communicative and social behavior.

     We have completed an FDA-approved, placebo-controlled, double-blind Phase 2 clinical trial on a human, synthetic form of secretin in order to evaluate its potential benefits. Results from the trial indicated that the parents of secretin-treated children rated their child's symptoms to be improved compared to children who received a placebo, a result that was statistically significant. We have also identified two biological markers that defined a group of 64 patients, or 51% of the total patient population. In this subgroup, there was a statistically significant treatment effect of secretin by four endpoints including improvement in social function as determined with the Autism Diagnostic Observation Schedule, overall symptom improvements as determined by the Clinical Global Impression Scale ("CGI") by both a professional and independently a parent and an increase in receptive language as determined by the MacArthur Communicative Development Inventory. Pending approval by the FDA, we intend to initiate Phase 3 clinical trials of secretin for autism in 2002.

     In February 2000, we were issued a broad U.S. patent covering the use of secretin in the treatment of autism. We are currently prosecuting additional patent applications in the United States, Europe and Japan. There are currently no drugs approved by the FDA for the treatment of autism.

     We are also developing a product named "CTLA4-Ig," which has been shown to suppress unwanted immune responses in animal models of organ transplants and autoimmune diseases, such as lupus or multiple sclerosis, in which the immune system mistakenly attacks the body. Our product candidate is a derivative of a natural protein whose role is to turn-off an immune response. In animal models of organ transplantation and autoimmune diseases, CTLA4-Ig has been shown to block the rejection of a transplanted organ or the effects of the autoimmune disease. Initial clinical testing of CTLA4-Ig has been carried out in patients receiving a bone marrow transplant, which is a potential cure for several diseases of the immune system, including leukemia, myeloma, lymphoma and sickle cell anemia. We recently completed a Phase I clinical trial of intravenously administered CTLA4-Ig in 12 normal adults who received escalating doses of CTLA4-Ig. No serious adverse events or toxicities were observed. These data provide the basis for testing in auto-immune disease patient populations. We plan to initiate a Phase 1/2 open label, dose escalating clinical trial to evaluate the safety and efficacy of CTLA4-Ig in patients with refractory auto-immune thrombocytopenic purpura (ITP) in the United Kingdom pending Medicines Control Agency approval. A total of 12 patients with ITP will be treated with CTLA4-Ig by intravenous infusion once a day for three consecutive days. Clinical outcome will be monitored by change in platelet number after treatment. For more information on our intellectual property rights to CTLA4-Ig, please see "Legal Proceedings."

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

     In October 1999, Repligen obtained a license from ChiRhoClin, Inc., a private company, to commercialize two diagnostic secretin products. These products are synthetic, injectable forms of the natural hormone which has been traditionally been used by gastroenterologists to assess the function of the pancreas. New Drug Applications ("NDAs") have been filed for both products. The NDA for the synthetic porcine (pig-derived) product ("SecreFlo") has been reviewed by the FDA, which indicated that it could be approved for marketing in the United States upon satisfactory response by ChiRhoClin to a request for additional data concerning the product's manufacturing. A second product, synthetic human secretin ("SecreFlux"), received an approvable letter in December 2001. Both products have been granted orphan drug status by the FDA, which means that they will be the only secretin products available in the United States for a period of seven years following approval to market the drugs. If the FDA approves either product, the license agreement obligates Repligen to pay ChiRhoClin future milestones in cash, Repligen common stock, and royalties. We cannot be certain that the FDA will approve either product.

     Results of Operations

     Revenues

     Total revenues for the three-month periods ended December 31, 2001 and December 31, 2000, were approximately $1,180,000 and $618,000 respectively, an increase of $562,000 or 91%. Total revenues for the nine-month periods ended December 31, 2001 and December 31, 2000, were approximately $2,779,000 and $1,655,000, respectively, an increase of approximately $1,124,000 or 68%.

     Product revenues for the three-month periods ended December 31, 2001 and December 31, 2000, were approximately $1,180,000 and $615,000, respectively, an increase of $565,000 or 92%. This increase is largely attributable to the timing of large-scale production orders of Protein A. Year to date total product revenue for the nine-month periods ended December 31, 2001 and December 31, 2000, were approximately $2,779,000 and $1,495,000, respectively, an increase of approximately $1,284,000 or 86%. This increase is due to increased product shipments to Amersham Pharmacia Biotech and increased demand from several monoclonal antibody producers during such period.

     Costs and Expenses

     Total costs and expenses for the three-month periods ended December 31, 2001 and December 31, 2000, were approximately $2,256,000 and $2,740,000, respectively, a decrease of $484,000 or 18%. Total costs and expenses for the nine-month periods ended December 31, 2001 and December 31 2000, were approximately $7,222,000 and $7,024,000, respectively, an increase of approximately $198,000 or 3%.

     Research and development expenses for the three-month periods ended December 31, 2001, and December 31, 2000, were approximately $1,021,000 and $1,781,000, respectively, a decrease of $760,000 or 43%. Research and development expenses for the nine-month periods ended December 31, 2001 and December 31, 2000, were approximately $3,778,000 and $4,206,000, respectively, a decrease of $428,000 or 10%. These decreases are largely attributable to decreased clinical material and trial costs partially offset by increased staffing in fiscal 2002.

     Selling, general and administrative expenses for the three-month periods ended December 31, 2001 and December 31, 2000, were approximately $650,000 and $566,000, respectively, an increase of $84,000 or 15%. Selling, general and administrative expenses for the nine-month periods ended December 31, 2001 and December 31, 2000, were approximately $1,948,000 and $1,866,000, respectively, an increase of $82,000 or 4%. These increases are largely attributable to increased staffing and litigation expenses partially offset by decreased costs in shareholder services in fiscal 2002.

     Cost of products sold for the three-month periods ended December 31, 2001 and December 31, 2000, were approximately $585,000 and $393,000, respectively, an increase of $192,000 or 49%. This increase is due primarily to additional staffing and increased product sales partially offset by manufacturing efficiencies. Cost of product sales for the nine-month periods ended December 31, 2001 and December 31, 2000, were approximately $1,496,000 and $952,000, respectively, an increase of approximately $544,000 or 57%. This increase is largely attributable to increased Protein A sales and to mix of product sales partially offset by manufacturing efficiencies. Gross margin for products sold in the three-month periods ended December 31, 2001 and December 31, 2000 were 50% and 36%, respectively, of product revenue. Gross margin for products sold in the nine-month periods ended December 31, 2001 and December 31, 2000 were 46% and 36%, respectively, of product revenues. These increases in gross margin are due primarily to mix of product sales and improvements in manufacturing efficiencies.

     Investment and Interest Income

     Investment income for the three-month periods ended December 31, 2001 and December 31, 2000, was approximately $259,000 and $539,000, respectively, a decrease of $280,000 or 52%. Year to date total investment income for the nine-month periods ended December 31, 2001 and December 31, 2000, were approximately $905,000 and $1,603,000, respectively, a decrease of approximately $698,000 or 44%. These decreases are attributable to lower average funds available for investment and lower interest rates during the three and nine-months ended December 31, 2001 compared to the same period, in fiscal 2001. The Company expects interest income to vary based on changes in the amount of funds invested and fluctuations in interest rates.

     Liquidity and Capital Resources

     We have financed our operations primarily through private placements of common stock and revenues derived from product sales, collaborative research agreements, government grants, and payments received pursuant to licensing and royalty agreements. Total cash, cash equivalents and marketable securities at December 31, 2001 equaled $25,539,000 a decrease of $4,391,000 from $29,930,000 at March 31, 2001.

     Repligen's operating activities used cash of approximately $3,760,000 for the nine-month period ended December 31, 2001, consisting of a net loss from operations of approximately $3,538,000, increases in inventory of $279,000, prepaid expenses of $87,000, accounts receivable of $80,000, and interest receivable of $138,000, and a decrease in accounts payable of $106,000. This use of cash was offset by non-cash charges of $214,000 for depreciation and amortization, an increase in accrued expenses of $196,000 and a decrease in other assets of $57,000. Our investing activities used cash of approximately $6,565,000 for the purchase of marketable securities and restricted cash requirements. Our cash was reduced by capital expenditures of $144,000. Our financing activities provided cash of approximately $14,000 from the proceeds of a stock option exercises.

     Working capital decreased to $20,345,000 at December 31, 2001 from $24,398,000 at March 31, 2001.

     Repligen is building new corporate headquarters in Waltham, Massachusetts. We expect to expend a substantial amount of funds in the construction of this new 25,000 square foot facility. We are in the process of finalizing construction contracts related to the build out of the office, manufacturing and research and development space. The Company anticipates that this new facility will increase operating efficiencies and increase manufacturing capacity to meet the growing demand for Protein A products, and to better meet corporate goals and objectives. The company plans to relocate to these new facilities in the first quarter of fiscal 2003. In connection with this lease agreement, the Company issued a letter of credit in the amount of $500,000 to its landlord. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included in restricted cash in the accompanying balance sheet as of December 31, 2001.

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

Cautionary Statement Regarding Forward-Looking Statements

     Statements in this Quarterly Report on Form 10-Q, as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical facts constitute "forward-looking statements" which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management's plans and objectives for future operations, clinical trials and results, product plans and performance, management's assessment of market factors, as well as statements regarding the strategy and plans of the company and its strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the Company's ability to (i) meet its working capital and future liquidity needs, (ii) successfully implement its strategic growth strategies, (iii) understand, anticipate and respond to rapidly changing technologies and market trends, (iv) develop, manufacture and deliver high quality, technologically advanced products on a timely basis to withstand competition from competitors which may have greater financial, information gathering and marketing resources than the Company, (v) obtain and protect licensing and intellectual property rights necessary for the Company's technology and product development on terms favorable to the Company, (vi) recruit and retain highly talented professionals in a competitive job market, (vii) realize future revenues, (viii) maintain a timeline for clinical development, (ix) obtain approval from the FDA for clinical trials or product marketing approvals (x) obtain successful results of pending or future clinical trials, (xi) continue to establish collaborative arrangements with third parties, and (xii) compete against the biotechnology and pharmaceutical industries. Further information on potential factors that could affect the Company's financial results are included in filings made by the Company from time to time with the Securities and Exchange Commission included in the section entitled "Risk Factors" contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (File No. 0-14656).

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to potential loss from financial market risks that may occur as a result of changes in interest rates. Our exposure to these risks has not materially changed since March 31, 2001. We incorporate by reference our disclosure related to market risk which is set forth under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the sub-heading, "Liquidity and Capital Resources" in our 2001 Form 10-K.

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

     Repligen and the University of Michigan (the "University") believe that the University is entitled to rights to certain United States patents owned by Bristol-Myers Squibb Company ("BMS"), which patents cover claims for composition and methods of use for CTLA4. On August 31, 2000, Repligen and the University filed a complaint against BMS at the United States District Court for the District of Michigan in Detroit, Michigan seeking correction of inventorship on these patents. A correction of inventorship would result in the University being designated as the assignee or a co-assignee on any corrected BMS patent. Repligen would then have rights to such technology pursuant to a 2000 License Agreement with the University, a 1995 Asset Acquisition Agreement with Genetics Institute and other related agreements. Repligen's failure to obtain shared ownership rights in the BMS patents may restrict Repligen's ability to commercialize CTLA4-Ig. Repligen and the University have also filed patents related to compositions of matter and methods of use of CTLA4-Ig.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

       EXHIBIT      DESCRIPTION
       -------      -----------

         3.1 Restated Certificate of Incorporation, dated June 30, 1992 and amended September 30, 1999 (filed as Exhibit 3.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter-ended September 30, 1999 and incorporated herein by reference).

         3.2 By-laws (filed as Exhibit 3.4 to Repligen Corporation's Form S-1 Registration Statement No. 33-3959 and incorporated herein by reference).

         10.1 Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed herewith).


     (b)  Reports on Form 8-K

     The Company filed no current reports on Form 8-K during the quarter covered by the report.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      REPLIGEN CORPORATION
                                      (Registrant)


Date: February 14, 2002           By: /S/ Walter C. Herlihy
                                      ------------------------------------------
                                      Chief Executive Officer and President,
                                      Principal Financial and Accounting Officer

                              Repligen Corporation
                                  Exhibit Index


        EXHIBIT     DESCRIPTION
        -------     -----------

          3.1 Restated Certificate of Incorporation, dated June 30, 1992 and amended September 30, 1999 (filed as Exhibit 3.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter-ended September 30, 1999 and incorporated herein by reference).

          3.2 By-laws (filed as Exhibit 3.4 to Repligen Corporation's Form S-1 Registration Statement No. 33-3959 and incorporated herein by reference).

          10.1 Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed herewith).