Form 10-K
period 2002-03-31
REPLIGEN CORP
filed 2002-05-24
CIK 730272

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

State the aggregate market value of the voting common equity held by non-affiliates of the registrant. The aggregate market value, computed by reference to the closing sale price of such stock quoted on NASDAQ on May 15, 2002 was approximately $67,139,730.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 15, 2002: 26,642,750.

DOCUMENTS INCORPORATED BY REFERENCE

The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2002. Portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.

Item 1. BUSINESS

      Statements in this annual report on Form 10-K, as well as oral statements that may be made by Repligen or by officers, directors or employees of Repligen acting on Repligen's behalf, that are not historical facts constitute "forward-looking statements" which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. The forward-looking statements in the annual report on Form 10-K do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements contained in this annual report on Form 10-K, including, without, limitation, current or future financial performance, management's plans and objectives for future operations, clinical trials and results, product plans and performance, management's assessment of market factors, as well as statements regarding the strategy and plans of the company and its strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified under the caption "Certain Factors That May Affect Future Results" and elsewhere in this annual report, as well as in our other Securities and Exchange Commission filings.

The Company

      Repligen's goal is to develop innovative therapeutic products for debilitating pediatric diseases. Our therapeutic product candidates are secretin for autism, uridine for mitochondrial disease and CTLA4-Ig for immune disorders. These products are synthetic forms of naturally-occurring substances which may correct improperly regulated biological processes with minimal toxicity or side-effects. Our product candidates have the potential to produce clinical benefits not attainable with any existing drug in diseases for which there are few alternatives.

      Our business strategy is to partially fund the development of our proprietary therapeutic products with the profits derived from the sales of our specialty pharmaceutical products: Protein A and SecreFlo(TM). This will enable us to advance our proprietary drug development programs while at the same time minimizing our operating losses.

      Repligen was incorporated in March 1981, under the laws of the State of Delaware. Our principal executive offices are at 117 Fourth Avenue, Needham, Massachusetts 02494 and our telephone number is (781) 449-9560.

Secretin for Autism

      Autism is a developmental disorder characterized by impaired communication and social interaction as well as repetitive behaviors. The disease is typically diagnosed by the age of three and affects approximately 1 in 300 children in the United States. Secretin is a hormone produced in the small intestine which regulates the function of the pancreas as part of the process of digestion. Anecdotal reports indicated that secretin may have beneficial effects in some autistic children, including improvements in social interaction and communication which are the core symptoms of the disease.

      We have completed a FDA-approved Phase 2 clinical trial on a synthetic, human form of secretin in order to evaluate its potential benefits on the social, communicative and behavioral symptoms of autism. This trial was a randomized, double-blind, placebo-controlled study which evaluated 126 autistic children aged three to six at multiple sites in the United States. All of the children had gastrointestinal symptoms and moderate to severe symptoms of autism. Each patient received three doses of secretin or a placebo at three week intervals. Patients were assessed before the first dose and two weeks after the third dose with several standardized tests to evaluate symptom changes.

      Results from the trial demonstrated that three and four year old patients treated with secretin had a statistically significant improvement in social interaction as measured by the Autism Diagnostic Observation Schedule, a standardized clinical assessment. These patients were also observed to have improvements in their expressive vocabulary. In an assessment of overall improvement, Clinical Global Impression of Change, there was significant improvement in the entire secretin treated group versus the placebo group. We also identified two biological parameters which defined a group of patients whose symptoms were highly variable over time. When these patients were removed from the analysis, the beneficial effect of secretin was also observed in two types of evaluations carried out by a trained psychologist and two assessments based on parental data. This trial also evaluated the safety of secretin. There were no serious adverse events in the trial and no clinically significant adverse event trends observed in secretin-treated patients versus patients who received a placebo.

      We have initiated two randomized, placebo-controlled, double-blind Phase 3 clinical trials to evaluate the impact of secretin on the social interaction deficits of autism in children 2.7 to 4.9 years of age. Each child will receive six doses of secretin or a placebo over 18 weeks and be evaluated with the social interaction scale of the Autism Diagnostic Observation Schedule and with a Clinical Global Impression of Change.

      We have also initiated a research effort to better understand the biology of secretin and its mechanism of action in patients. Initial results in rats indicate that a single intravenous dose of secretin can activate neurons in several brain regions including a region called the amygdala. Literature reports indicate that the amygdala is one of several brain regions affected in patients with autism and that it is an important part of neural circuits which facilitate social interaction. We are currently evaluating the potential activation of the amygdala in humans in a clinical study in which brain activity is monitored with Magnetic Resonance Imaging.

      According to recent reports from the Centers for Disease Control and Prevention, approximately 1 in 300 children in the United States is affected by autism. There are currently no FDA-approved drugs for the treatment of autism. Although some existing drugs may reduce certain behavioral symptoms associated with autism such as irritability or hyperactivity, there is no drug therapy which has been demonstrated to improve the social or communicative deficits of autism. It is estimated that the annual cost of care and education required for autism in the United States is greater than $10 billion.

      In February 2000, we were issued a U.S. patent for the use of secretin in the treatment of autism which will expire in 2018. In March 2001, we were issued a U.S. patent covering the transdermal delivery of secretin for the treatment of autism, which will expire in 2018. We are currently prosecuting additional patent applications in the United States, Europe and Japan.

Uridine for Mitochondrial Disorders

      Mitochondria are small structures present in every cell which serve to produce energy for cellular processes. Defects in the genes which encode mitochondrial proteins are responsible for mitochondrial disease which affects multiple organs and systems, particularly the nervous system, heart, kidney and skeletal muscle. Inborn forms of mitochondrial disease affect 10-20,000 people in the United States and result in multiple symptoms, including seizures, skeletal and heart muscle weakness, kidney failure and neurological and cognitive defects.

      It has recently been recognized that a second function of mitochondria is to produce uridine, an essential precursor for the synthesis of RNA and DNA as well as other cellular functions. This discovery led researchers at The University of California, San Diego ("UCSD") to evaluate synthetic uridine as a therapy for mitochondrial disease.

      In Phase 1 clinical trials carried out at UCSD, daily oral administration of uridine or an analog of uridine was evaluated in 14 patients. This study indicated that the therapy is well tolerated in patients with mitochondrial disease including a few who have received it for more than two years. Several patients also had marked improvements in their symptoms, including a reduction in the number of seizures, improved muscle strength and improvements in kidney function. A placebo-controlled Phase 2 clinical trial to extend these observations will be initiated during 2002.

      Literature reports indicate that there is a subset of patients with autism with evidence of a defect in the regulation of nucleic acid metabolism, a building block for RNA and DNA, who can be identified by testing a sample of urine. A published case report described improvements in one such patient in the symptoms of cognition, speech and motor skills after treatment with uridine. Studies at Repligen have confirmed that some patients with autism have signs of a defect in purine metabolism and we intend to initiate clinical trials of uridine in this patient population.

      In December 2000, Repligen exclusively licensed the rights to patent applications from UCSD for the treatment of mitochondrial disease with uridine or analogs of uridine. The Company has also licensed a patent application covering the use of uridine in patients with autism. (For more information on our intellectual property rights to uridine and related compound for the treatment of mitochondrial disease, please see "Legal Proceedings.")

CTLA4-Ig for Immune Disorders

      We are also developing a product named "CTLA4-Ig," based on a natural regulator of the immune system. CTLA4-Ig is a protein consisting of a portion of the immune regulator CTLA4 fused to a portion of a human antibody molecule ("Ig"). CTLA4-Ig has been shown in animal models to selectively block unwanted immune responses in organ transplantation and several autoimmune diseases.

      We are currently conducting a Phase 2 clinical trial of CTLA4-Ig in patients with refractory immune thrombocytopenic purpura ("ITP"). ITP is an autoimmune disease in which the patient's immune system mounts an attack on their own blood platelets which can result in internal bleeding.

      In March 2002, we received a Notice of Allowance from the U.S. Patent and Trademark Office for the specific CTLA4-Ig composition which we are developing. Repligen has also obtained an exclusive license to the patent rights of the University of Michigan which pertain to CTLA4-Ig and is prosecuting patents filed by the University related to therapeutic uses of CTLA4-Ig. We also believe that the University of Michigan and Repligen are entitled to rights to certain U.S. patents on compositions and therapeutic uses of CTLA4 which have been issued to Bristol-Myers Squibb Company. (For more information on our intellectual property rights to CTLA4-Ig, please see "Legal Proceedings.")

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

      We manufacture and market several products based on recombinant Protein A. Our primary customers incorporate our Protein A products into their proprietary antibody purification systems which they sell directly to the biotechnology and pharmaceutical industry. We also manufacture an immobilized Protein A product which is marketed by Amersham Biosciences ("Amersham"). Substantially all of our product sales for the last three years have been sales of Protein A products.

      In the past four years, sales of therapeutic antibody products have increased from $300 million in 1997 to approximately $3.5 billion in 2001. This growth is based on the increasing use of therapeutic antibody products, including Rituxan(R) for lymphoma, Herceptin(TM) for breast cancer, Synagis(TM) for RSV infection, Remicade(TM) for Crohn's disease and arthritis and Enbrel(TM) for arthritis. There are more than 100 additional monoclonal antibodies in various stages of clinical testing which may lead to additional growth of the antibody market and in the demand for Protein A.

      We own a U.S. patent covering the protein A gene and the manufacture of recombinant Protein A which expires in 2009.

Secretin Diagnostic Products

      In October 1999, we licensed exclusive commercial rights to two diagnostic products based on synthetic forms of porcine (pig-derived) and human secretin from a private company. Both of these products have been evaluated in clinical trials for their safety and efficacy in diagnosing pancreatic function and gastrinoma, a form of cancer. In April 2002, the FDA approved the use of synthetic porcine secretin ("SecreFlo(TM)") to aid in the assessment of pancreatic function and the diagnosis of gastrinoma. The FDA has granted SecreFlo(TM) orphan drug designation, which means that we will have a seven year period of exclusivity to market the product in the U.S. In December of 2001, the FDA issued an "approvable letter" for a synthetic form of human secretin which contained questions concerning the manufacture and quality control of the product. Prior to approval, ChiRhoClin will need to provide additional information to the FDA to satisfy the FDA's concerns. The FDA has granted this product orphan drug status which means we will have a seven year period of exclusivity following final approval to market this product. We intend to market these diagnostic products directly to gastroenterologists in the U.S.

Repligen's Business Strategy

      Our primary objective is to develop drugs for pediatric diseases, particularly those which affect development. Our products are based on naturally-occurring peptides, proteins and nucleotides. By harnessing the natural actions of these compounds, it may be possible to modify disease processes with a minimum of toxicity. We intend to maintain the commercial rights to our product candidates through "proof of efficacy" clinical trials. After demonstration of a product candidate's therapeutic potential, we may seek a biotechnology or pharmaceutical partner for further clinical development or commercialization of our product candidates.

      We seek to offset some of the expenses associated with product development with profits from the sales of Protein A products and SecreFlo(TM), our secretin diagnostic product. We intend to seek additional current product opportunities to increase our current product revenues as we increase expenditures on clinical development of our therapeutic products.

Sales and Marketing

      We sell our rProtein A products primarily through value-added resellers including Amersham, Applied Biosystems, Inc. and Millipore Corporation, and through distributors in certain foreign markets. For the past three years, sales of our Protein A products comprised all of our product sales revenue. We intend to market SecreFlo(TM) directly to gastroenterologists in the United States.

Customers

      Customers for our Protein A products include chromatography companies, diagnostics companies, biopharmaceutical companies and laboratory researchers. During fiscal 2002, customers that accounted for more than 10% of our total revenues were Amersham and Applied Biosystems Inc.

      Expected customers for our SecreFlo(TM) product will be gastroenterologists in the United States.

Geographic Reporting

      Of the Company's revenue in fiscal 2002, 35% is attributable to U.S. customers and 65% is attributable to foreign customers, of which 85% is attributable to three customers. Of the Company's fiscal 2001 revenue, 56% is attributable to U.S. customers and 44% is attributable to foreign customers, of which 71% is attributable to four customers. Of the Company's fiscal 2000 revenue, 51% is attributable to U.S. customers and 49% is attributable to foreign customers, of which 46% is attributable to three customers.

Employees

      As of May 15, 2002, we had 39 employees. Of those employees, 27 were engaged in research, development and manufacturing and 12 in administrative and marketing functions. Doctorates or other advanced degrees are held by 15 of our employees. Each of our employees has signed a confidentiality agreement. None of our employees are covered by collective bargaining agreements.

Patents, Licenses and Proprietary Rights

      Our policy is to seek patent protection for our significant proprietary products. We pursue patent protection in the United States and file corresponding patent applications in relevant foreign jurisdictions. We believe that patents are an important element in the protection of our competitive and proprietary position, but other elements, including trade secrets, orphan drug status and know-how, are also important. We own or have exclusive rights to more than 12 U.S. patents and corresponding foreign equivalents. The initial terms of such patents expire at various times between 2002 and 2019. In addition, we have rights to more than 20 U.S. pending patent applications. The invalidation of key patents owned or licensed by us or the failure of patents to issue on pending patent applications could create increased competition, with potential adverse effects on our business prospects. For each of our license agreements where we license the rights to patents or patent applications, the license shall terminate on the day that the last to expire patent under each such license agreement expires.

      Secretin for Autism

      In March 1999, we acquired the rights to certain patent applications claiming the therapeutic use of secretin to treat autism and other pervasive developmental disorders. In February 2000, we received a U.S. patent covering the use of secretin in the treatment of autism or the symptoms of autism which will expire in 2018. In March 2001 we received a U.S. patent covering the transdermal delivery of secretin for the treatment of autism which will expire in 2018. Additional related patent applications are currently being prosecuted in the United States and key foreign markets.

      Uridine for Mitochondrial Disorders

      We have licensed two patent applications from the University of California, San Diego ("UCSD") covering novel methods for the treatment of mitochondrial disease and for the treatment of autism in patients with abnormal metabolism of purines. Under the terms of the license agreement, Repligen receives exclusive commercial rights to both inventions and will pay UCSD clinical development milestones and royalties on product sales. One patent application covers the use of analogs of uridine, a naturally occurring component of RNA and DNA, for the treatment of diseases characterized by defects in the function of mitochondria. A second patent application covers the use of uridine and a form of uridine, triacetyl uridine ("TAU"), for the correction of defects in purine metabolism which literature reports indicate produce the symptoms of autism or pervasive developmental disorder. (For more information on our intellectual property rights to uridine and related compound for the treatment of mitochondrial disease, please see "Legal Proceedings.")

      CTLA4-Ig for Immune Disorders

      In March 2002, we received a Notice of Allowance from the U.S. Patent and Trademark Office for the specific CTLA4-Ig composition which we are developing. We also licensed the rights to certain patent applications from the University of Michigan in 1992. In September 1995, we assigned these patent rights to Genetics Institute, Inc. In January 1996, Genetics Institute, Inc. returned the rights to CTLA4-Ig to us. In November 1999, we executed an agreement with Genetics Institute and the University of Michigan which confirmed the prior transfer of certain CTLA4-Ig related rights from Genetics Institute to the University of Michigan and the exclusive license of those rights to us. We have an unrestricted right to sub-license our CTLA4-Ig rights. (For more information on our intellectual property rights to CTLA4-Ig, please see "Legal Proceedings.")

      Protein A for Antibody Manufacturing

      We own a U.S. patent covering recombinant Protein A which expires in 2009. We also own rights to modified forms of Protein A which were licensed to Amersham in December 1998 as part of a ten year agreement covering the supply of recombinant Protein A to Amersham.

      Secretin Diagnostic Products

      In October 1999, we licensed exclusive commercial rights to two diagnostic products based on synthetic forms of porcine (pig-derived) and human secretin from a private company. Both of these products have been evaluated in clinical trials for their safety and efficacy in diagnosing pancreatic function and gastrinoma. In April 2002, the FDA approved the use of synthetic porcine secretin ("SecreFlo(TM)") to aid in the assessment of pancreatic function and the diagnosis of gastrinoma, a form of cancer. The FDA has granted SecreFlo Orphan Drug Designation, which means that we will have a seven year period of exclusivity to market the product. In December of 2001, the FDA issued an "approvable letter" for a synthetic form of human secretin which contained questions concerning the manufacture and quality control of the product. The FDA has granted this product Orphan Drug Status which means we will have a seven year period of exclusivity following final approval to market this product. We intend to market these diagnostic products directly to gastroenterologists in the U.S.

      We also rely upon trade secret protection for our confidential and proprietary information. Our policy is to require each of our employees, consultants, business partners and significant scientific collaborators to execute confidentiality agreements upon the commencement of an employment, consulting or business relationship with us. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual in the course of rendering services to Repligen shall be our exclusive property.

Research and Development

      For the past three years, we have devoted substantially all of our resources on the research and development of therapeutic product candidates for pediatric developmental disorders and our specialty pharmaceutical products and product candidates discussed herein. We spent $5,361,000 in fiscal 2002, $5,786,000 in fiscal 2001 and $3,754,000 in fiscal 2000 on company-sponsored research and development activities.

Competition

      Our Protein A and SecreFlo(TM) products compete on the basis of quality, performance, cost effectiveness, and application suitability with numerous established technologies. Additional products using new technologies which may be competitive with our products may also be introduced. Many of the companies selling or developing competitive products have financial, manufacturing and distribution resources significantly greater than ours.

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

Manufacturing

      We currently rely, and will continue to rely, for at least the next few years, on contract manufacturers to produce synthetic human secretin, uridine for mitochondrial disease and CTLA4-Ig for use in our clinical trials. Our product candidates will need to be manufactured in a facility by processes that comply with the FDA's good manufacturing practices and other similar regulations. It may take a substantial period of time to begin manufacturing our products in compliance with such regulations. If we are unable to establish and maintain relationships with third parties for manufacturing sufficient quantities of our product candidates and their components that meet our planned time and cost parameters, the development and timing of our clinical trials may be adversely affected. (For more information about our manufacturing facilities, please see "Description of Property.")

      Protein A for Antibody Manufacturing

      We manufacture Protein A products from recombinant strains of bacteria. We manufacture Protein A for Amersham under a ten year supply agreement which was initiated in December 1998. Certain fermentation and recovery operations are carried out by third parties. The purification, immobilization, packaging and quality control testing of Protein A are conducted at our facilities. We maintain an active quality assurance effort to support the regulatory requirements of our customers. We purchase raw materials from more than one commercially established firm. We believe that our necessary raw materials are currently commercially available in sufficient quantities necessary to meet demand.

      SecreFlo(TM) (synthetic porcine secretin)

      SecreFlo(TM), our secretin diagnostic product, is purchased from ChiRhoClin, Inc. who contracts with third parties for the synthesis of the drug substance and the drug product.

      Therapeutic Product Candidates

      We rely upon contractors for both the procurement of raw materials and for manufacturing finished product. We purchase raw materials from more than one commercially established firm. Our necessary raw materials are currently commercially available in quantities far in excess of the scale required to complete all of our future planned Phase II and Phase III clinical trials.

Government Regulation

      The development of drug candidates, such as secretin, uridine or CTLA4-Ig are subject to regulation in the United States by the FDA and abroad by foreign equivalents. Product development and approval within the FDA regulatory framework usually takes a significant number of years, involves the expenditure of substantial capital resources and timelines for development are uncertain.

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

WE MAY BE DEPENDENT ON OUR COLLABORATIVE PARTNERS TO DEVELOP, CONDUCT CLINICAL TRIALS FOR, AND MANUFACTURE, MARKET AND SELL OUR PRINCIPAL PRODUCTS.

      We conduct some of our development activities, and may conduct most of our commercialization activities, through collaborations. Our collaborations are heavily dependent on the efforts and activities of our collaborative partners. Our existing and any future collaborations may not be technically or commercially successful.

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

      The market for therapeutic and specialty pharmaceutical products is intensely competitive, rapidly evolving and subject to rapid technological change. Pharmaceutical and mature biotechnology companies have substantially greater financial, manufacturing, marketing, research and development resources than we have. New approaches to the treatment of our targeted diseases by these competitors may make our products and technologies obsolete or noncompetitive.

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

IF WE DO NOT OBTAIN ADDITIONAL CAPITAL FOR OUR DRUG DEVELOPMENT PROGRAMS, WE WILL BE UNABLE TO DEVELOP OR DISCOVER NEW DRUGS.

      We need additional long-term financing to develop our drug development programs through the clinical trial process as required by the FDA and our specialty pharmaceutical products business. We also need additional long-term financing to support future operations and capital expenditures, including capital for additional personnel and facilities. If we spend more money than currently expected for our drug development programs and our specialty pharmaceutical products business, we will need to raise additional capital by selling debt or equity securities, by entering into strategic relationships or through other arrangements. We may be unable to raise any additional amounts on reasonable terms when they are needed due to the volatile nature of the biotechnology marketplace. If we are unable to raise this additional capital, we may have to delay or postpone critical clinical studies or abandon other development programs.

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

      We currently rely upon third parties for fermentation and recovery operations relating to our Protein A products. We believe that there is no proprietary aspect to the manufacture of our products. We believe our products could be manufactured at other facilities; however, there are a limited number of manufacturers which are capable of manufacturing for us. Timing for the initiation of new manufacturers is uncertain, and, if we are unable to arrange for third party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

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

Item 2. DESCRIPTION OF PROPERTY

      In October 2001, we entered into a ten-year lease agreement for new corporate headquarters in Waltham, Massachusetts. The new facility is 25,000 square feet, approximately 10,000 of which will be constructed as manufacturing and laboratory space. We anticipate that this new facility will increase operating efficiencies and increase manufacturing capacity to meet growing demand for our Protein A products, and to better meet corporate goals and objectives. We believe that this new facility will be adequate for our needs now and in the near term. We intend to relocate to these new facilities in the first quarter of fiscal 2003.

      Our current executive, office, research and manufacturing facilities are located at 117 Fourth Avenue in Needham, Massachusetts where we occupy approximately 15,000 square feet under six-year sublease which expired on April 30, 2002. We will continue to lease this space on a month-to-month basis until we relocate to our new facility.

Item 3. LEGAL PROCEEDINGS

      On June 21, 2001, Pro-Neuron, Inc. filed a complaint (the "Pro-Neuron Complaint") against the Regents of the University of California (the "Regents") and Repligen at the Superior Court of California, County of San Diego seeking to void a License Agreement entered into between Repligen and the University of California, San Diego (UCSD) in December 2000 (the "UCSD License Agreement"). The Pro-Neuron Complaint, among other things, also requests the court order the Regents assign all rights licensed to Repligen pursuant to the UCSD License Agreement to Pro-Neuron pursuant to the Regent's agreement with Pro-Neuron. The Regents and Repligen believe that the Complaint is without merit and intend to vigorously defend their rights. If Pro-Neuron is successful in this action, our ability to commercialize uridine for mitochondrial disease may be limited.

      Repligen and the University of Michigan (the "University") believe that the University is entitled to rights to certain United States patents owned by Bristol-Myers Squibb Company ("BMS"), which patents cover claims for compositions and methods of use for CTLA4-Ig. On August 31, 2000, Repligen and the University filed a complaint against BMS at the United States District Court for the Eastern District of Michigan in Detroit, Michigan seeking correction of inventorship on these patents. A correction of inventorship would result in the University being designated as the assignee or a co-assignee on any corrected BMS patent. Repligen would then have rights to such technology pursuant to a 2000 License Agreement with the University, a 1995 Asset Acquisition Agreement with Genetics Institute and other related agreements. Repligen's failure to obtain shared ownership rights in the BMS patents may restrict Repligen's ability to commercialize CTLA4-Ig. Repligen and the University have also filed patents related to compositions of matter and methods of use of CTLA4-Ig.

      From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 2002.

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

      Fiscal Year 2002                   High               Low
      ----------------                   ----               ---
      Fourth Quarter                    $4.50             $2.29
      Third Quarter                      3.13              1.85
      Second Quarter                     3.04              1.81
      First Quarter                      3.57              1.28

      Fiscal Year 2001
      ----------------
      Fourth Quarter                    $5.88             $2.03
      Third Quarter                      8.69              3.00
      Second Quarter                     8.88              5.31
      First Quarter                      9.69              4.00

Stockholders and Dividends

      As of May 15, 2002 there were approximately 898 stockholders of record of our common stock. We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations and our proprietary drug development programs. Any future determination as to the payment of dividends will be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

                      Equity Compensation Plan Information

                                                                                                     Number of securities
                                                                                                   remaining available for
                                    Number of securities to be                                   future issuance under equity
                                     issued upon exercise of       Weighted-average exercise    compensation plans (excluding
                                  outstanding options, warrants  price of outstanding options,       securities reflected
          Plan category                     and rights                warrants and rights               in column (a))
          -------------                     ----------                -------------------               --------------
                                               (a)                            (b)                            (c)
Equity compensation plans
   approval by security holders             1,701,900                       $ 2.64                       1,538,919

Equity compensation plans not
   approved by security holders                    --                       $   --
                                            ---------                       ------                       ---------
Total                                       1,701,900                       $ 2.64                       1,538,919
                                            =========                       ======                       =========

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected financial data are derived from, and are qualified in their entirety by reference to, the consolidated financial statements of Repligen as of and for the years ended March 31, 2002, 2001, 2000, 1999 and 1998 which have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data set forth below should be read in conjunction with the consolidated financial statements of Repligen and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report and our report on Form 10-K for the years ended March 31, 2001, 2000, 1999 and 1998.

                                                                        Years Ended March 31,
                                               ----------------------------------------------------------------
                                                 2002          2001           2000          1999           1998
                                                 ----          ----           ----          ----           ----
                                                             (In thousands, except per share amounts)
Operating Statement Data:
Revenue:
  Product                                      $  4,302      $  2,083      $  2,041      $  1,010      $  1,114
  Research and development                           --           172           863         1,268           917
                                               --------      --------      --------      --------      --------
     Total revenue                                4,302      $  2,255      $  2,904      $  2,278      $  2,031
                                               --------      --------      --------      --------      --------

Costs and expenses:
   Cost of product sold                           1,993         1,400         1,107           689           480
   Research and development                       5,361         5,786         3,754         2,882         1,420
   Selling, general & administrative              2,526         2,402         2,406         1,463         1,152
                                               --------      --------      --------      --------      --------
      Total costs and expenses                    9,880         9,588         7,267         5,034         3,052
                                               --------      --------      --------      --------      --------

Loss from operations                             (5,578)       (7,333)       (4,363)       (2,756)       (1,021)
                                               --------      --------      --------      --------      --------

Investment income                                 1,117         2,054           547           212           225

Net loss                                       $ (4,461)     $ (5,279)     $ (3,816)     $ (2,544)     $   (796)
                                               ========      ========      ========      ========      ========

Net loss per common share                      $  (0.17)     $  (0.20)     $  (0.18)     $  (0.14)     $  (0.05)
                                               ========      ========      ========      ========      ========

Weighted average common shares outstanding       26,640        26,548        21,538        18,018        16,502
                                               ========      ========      ========      ========      ========
                                                                         (In thousands)
                                                                         As of March 31,
                                                 2002          2001           2000          1999           1998
                                                 ----          ----           ----          ----           ----
Balance Sheet Data:
  Cash and investments                         $ 25,250      $ 30,298      $ 34,033      $  3,263      $  4,752
  Working capital                                20,577        24,398        34,473         3,860         5,377
  Total assets                                   29,111        32,148        36,287         5,224         6,513
  Accumulated deficit                          (140,419)     (135,959)     (130,680)     (126,864)     (124,320)
  Stockholders' equity                           26,445        30,891        35,090         4,592         6,124


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

      We are developing innovative therapeutic products for debilitating pediatric diseases. Our therapeutic product candidates are secretin for autism, uridine for mitochondrial disease and CTLA4-Ig for immune disorders. These products are synthetic forms of naturally-occurring substances which may correct improperly regulated biological processes with minimal toxicity or side-effects. Our product candidates have the potential to produce clinical benefits not attainable with any existing drug in diseases for which there are few alternatives.

      Autism is a developmental disorder characterized by poor communicative and social skills, repetitive and repetitive behaviors and in some patients, gastrointestinal problems. We have initiated two randomized, placebo-controlled, double-blind Phase 3 clinical trials to evaluate the impact of secretin on the social interaction deficits of autism in children 2.7 to 4.9 years of age. Each child will receive six doses of secretin or a placebo over 18 weeks and be evaluated with the social interaction scale of the Autism Diagnostic Observation Schedule and with a Clinical Global Impression of Change.

      In February 2000, we were issued a broad U.S. patent covering the use of secretin in the treatment of autism. We are currently prosecuting additional patent applications in the United

States, Europe and Japan. There are currently no drugs approved by the FDA for the treatment of autism.

      In December 2000, the Company licensed from the University of California, San Diego ("UCSD") exclusive rights to a U.S. patent application covering novel methods for the treatment of mitochondrial disease. Mitochondria are small bodies found in every cell, which produce energy for cellular processes. Mitochondrial diseases are characterized by impaired function of many systems and organs, particularly skeletal muscles (weakness, poor motor skills), the nervous system (seizures, poor cognition) and dysfunction of the heart and kidney. Uridine is a naturally occurring substance required by all cells for the synthesis of RNA, DNA and other essential factors. Mitochondria are the only cellular (non-dietary) source of uridine and its synthesis is often impaired in patients with mitochondrial disease. In a Phase 1 study at UCSD, daily administration of uridine or a derivative of uridine was well tolerated by the patients and produced symptom improvements in some patients. We are currently conducting a placebo-controlled Phase 2 clinical trial to extend these observations. (For more information on our intellectual property rights to uridine and related compound for the treatment of mitochondrial disease, please see "Legal Proceedings.")

      We are currently conducting a Phase 2 clinical trial of CTLA4-Ig in patients with refractory immune thrombocytopenic purpura ("ITP"). ITP is an autoimmune disease in which the patient's immune system mounts an attack on their own blood platelets which can result in internal bleeding.

      In March 2002, we received a Notice of Allowance from the U.S. Patent and Trademark Office for the specific CTLA4-Ig composition which we are developing. Repligen has also obtained an exclusive license to the patent rights of the University of Michigan which pertain to CTLA4-Ig and is prosecuting patents filed by the University related to therapeutic uses of CTLA4-Ig. We also believe that the University of Michigan and Repligen are entitled to rights to certain U.S. patents on compositions and therapeutic uses of CTLA4 which have been issued to Bristol-Myers Squibb Company. (For more information on our intellectual property rights to CTLA4-Ig, please see "Legal Proceedings.")

      In October 1999, we licensed exclusive commercial rights to two diagnostic products based on synthetic forms of porcine (pig-derived) and human secretin from a private company. Both of these products have been evaluated in clinical trials for their safety and efficacy in diagnosing pancreatic function and gastrinoma. In April 2002, the FDA approved the use of synthetic porcine secretin ("SecreFlo(TM)") to aid in the assessment of pancreatic function and the diagnosis of gastrinoma, a form of cancer. The FDA has granted SecreFlo(TM) orphan drug designation, which means that we will have a seven year period of exclusivity to market the product in the U.S. In December of 2001, the FDA issued an "approvable letter" for a synthetic form of human secretin which contained questions concerning the manufacture and quality control of the product. Prior to approval, ChiRhoClin will need to provide additional information to the FDA to satisfy the FDA's concerns. The FDA has granted this product orphan drug status which means we will have a seven year period of exclusivity following final approval to market this product. We intend to market these diagnostic products directly to gastroenterologists in the U.S.

      We develop, manufacture and market products for the production of therapeutic antibodies. We currently market a line of products for the purification of antibodies based on a naturally occurring protein, Protein A, which can specifically bind to antibodies. Repligen owns composition of matter patents for recombinant Protein A in the United States which expire in 2009. In December 1998, we entered into a ten-year agreement to supply recombinant Protein A to Amersham Pharmacia Biotech, a leading supplier to the biopharmaceutical market.

Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This new statement also supersedes certain aspects of APB 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the impact of SFAS No. 144 to have a material impact on the Company's financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

      In December 2001, the Securities and Exchange Commission requested that reporting companies discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one that is important to the portrayal of a company's financial condition and operating results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

      We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of this and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements of this annual report on Form 10-K. The Company's preparation of this annual report on Form 10-K requires it to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, and assurance that actual results will not differ from those estimates.

Revenue Recognition

      We generate product revenues from the sale of our Protein A products to customers in the pharmaceutical and process chromatography industries. We recognize revenue related to product sales upon shipment of the product to the customer. Licensing and royalties from our licensed technologies are recognized as earned in accordance with Staff Accounting Bulletin (SAB) No. 101,"Revenue Recognition". SAB 101 requires companies to recognize certain upfront nonrefundable fees over the life of the related alliance when such fees are received in conjunction with alliances that have multiple elements.

Clinical Trial Estimates

      Our clinical development trials related to our proprietary drug products are primarily performed by outside parties. It is not unusual at the end of each accounting period to estimate both the total cost of the trials and the percent completed as of that accounting date. We then need to adjust our estimates when final invoices are received. To date, these adjustments have not been material to our financial statements, and we believe that the estimates that we made as of March 31, 2002 are reflective of the actual expenses incurred as of that date. However, readers should be cautioned that the possibility exists that the timing or cost of certain trials might be longer or shorter or cost more or less than we have estimated and that the associated financial adjustments would be reflected in future periods.

Results of Operations

Fiscal Year Ended March 31, 2002 Compared with Fiscal Year Ended March 31, 2001

      Revenues

      Total revenues for fiscal 2002 were $4,302,000 compared to $2,255,000 in fiscal 2001, an increase of $2,047,000 or 91%. This increase in revenue is a result of increased Protein A sales driven predominantly by the rapid market growth and success of antibody therapeutic drugs.

      Product revenues for fiscal 2002 were $4,302,000 compared to $2,083,000 in fiscal 2001, an increase of $2,219,000 or 107%. This increase is due to increased product shipments to Amersham and increased demand from several monoclonal antibody producers during the year.

      Research and development revenues for fiscal 2002 were $0 compared to $172,000 in fiscal 2001, a decrease of $172,000 or 100%. During fiscal 2001, we received non-recurring licensing payments from certain intellectual property pertaining to our former programs.

      Costs and Expenses

      Total costs and expenses for fiscal 2002 were $9,880,000 compared to $9,588,000 in fiscal 2001, an increase of $292,000 or 3%.

      Research and development expenses for fiscal 2002 were $5,361,000 compared to $5,786,000 in fiscal 2001, a decrease of $425,000 or 7%. This decrease is largely due to decreased clinical trial costs, pharmacology-toxicology testing, and manufacturing costs related to development activities for our CTLA4-Ig for immune disorders and uridine for mitochondrial disease product candidates.

      Selling, general and administrative expenses for fiscal 2002 were $2,526,000 compared to $2,402,000 in fiscal 2001, an increase of $124,000 or 5%.
This increase was attributable to increases in payroll and related expenses, and litigation expense. These increases were partially offset by a decrease in non-cash charges related to the issuance of warrants that were incurred during fiscal 2001.

      Cost of product sold for fiscal 2002 was $1,993,000, compared to $1,400,000 in fiscal 2001, an increase of $593,000 or 42%. This increase is largely attributable to increased Protein A sales and to mix of product sales partially offset by manufacturing efficiencies. Gross margin for our product revenue in fiscal 2002 was 54% of product revenues versus 33% of product revenue for fiscal 2001. This increase is a result of changes in product mix and improvements in manufacturing efficiencies.

      Investment income

      Investment income for fiscal 2002 was $1,117,000, compared to $2,054,000 in fiscal 2001, a decrease of $937,000 or 46%. This decrease is attributable to lower average funds available for investment and lower interest rates during fiscal 2002 compared to fiscal 2001. We expect interest income to vary based on changes in the amount of funds invested and fluctuation of interest rates. We do, however, expect our cash balance to decline during fiscal 2003 and expect that our interest income will also decrease.

Fiscal Year Ended March 31, 2001 Compared with Fiscal Year Ended March 31, 2000

      Revenues

      Total revenues for fiscal 2001 were $2,255,000, compared to $2,904,000 in fiscal 2000, a decrease of $649,000 or 22%. This decrease in revenue is a result of the discontinuance of research collaborations and grants programs that occurred during fiscal 2000 as we focused our efforts on our own proprietary drug programs.

      Product revenues for fiscal 2001 were $2,083,000, compared to $2,041, 000 in fiscal 2000, an increase of $42,000 or 2%. Product sales under our supply agreement with Amersham increased during fiscal 2001 partially offset by a decrease in sales of our Protein A product as a result of the timing of large production scale orders.

      Research and development revenues for fiscal 2001 were $172,000 compared to $863,000 in fiscal 2000, a decrease of $691,000 or 80%. During fiscal 2000, we received non-recurring licensing payments and completed our SBIR grants for NIH and NSF.

      Costs and Expenses

      Total costs and expenses for fiscal 2001 were $9,588,000 compared to $7,267,000 in fiscal 2001, an increase of $2,321,000 or 32%.

      Research and development expenses for fiscal 2001 were $5,786,000 compared to $3,754,000 in fiscal 2000, an increase of $2,032,000 or 54%. This increase is largely due to increased clinical and manufacturing costs related to development activities for secretin, CTLA4-Ig and uridine.

      Selling, general and administrative expenses for fiscal 2001 were $2,402,000 compared to $2,406,000 in fiscal 2000, a decrease of $4,000 or 0%.
During fiscal 2001 increases in payroll and related expenses, non-cash charges related to the issuance of warrants, and increased shareholder communication expenses were partially offset by an early termination fee received in fiscal 2001 from a tenant and a decrease in financial advisory costs that were incurred during fiscal 2000.

      Cost of product sold for fiscal 2001 was $1,400,000, compared to $1,107,000 in fiscal 2000, an increase of $293,000 or 26%. Gross margin for our product revenue in fiscal 2001 was 33% of product revenues versus 46% of product revenues for fiscal 2000. This decrease is a result of increased personnel costs and production costs relating to the Amersham supply agreement.

      Investment income

      Investment income for fiscal 2001 was $2,054,000, compared to $547,000 in fiscal 2000, an increase of $1,507,000 or 276%. The increase in investment income is due to higher average cash, cash equivalent and marketable securities balances as result of the common stock financings that took place during March 2000.

Liquidity and Capital Resources

      We have financed our operations primarily through sales of equity securities and revenues derived from product sales, collaborative research agreements, government grants, and payments received from licensing and royalty agreements.

      At March 31, 2002 we had cash, cash equivalents, and marketable securities of $25,250,000, compared to $30,298,000 at March 31, 2001. Our operating activities in 2002 used cash of approximately $4,461,000, consisting of the net loss from operations for the year and increases in inventory, accounts receivable and prepaid expenses. These cash uses were offset by noncash charges for depreciation and amortization and an increase in accrued expenses and accounts payable. During fiscal 2002, we purchased $86,000 of capital equipment, consisting of laboratory and office equipment.

      We have leased, pursuant to a ten-year lease agreement, a new corporate headquarters in Waltham, Massachusetts. We expect to expend approximately $2,000,000 for leasehold improvements for this 25,000 square foot facility. We incurred costs of $1,184,000 associated with our new facility in Waltham during fiscal 2002. We anticipate that this new facility will increase operating efficiencies and manufacturing capacity to meet the growing demand for our Protein A products, and to better meet corporate goals and objectives. We plan to relocate to these new facilities in the first quarter of 2003. In connection with this lease agreement, a letter of credit in the amount of $500,000 was issued to the Company's landlord. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included in restricted cash in the accompanying balance sheet as of March 31, 2002.

      In fiscal 2002, we received proceeds of $14,100 from the exercise of stock options.

      We expect to incur significantly higher costs in fiscal 2003 as a result of expanded research and development costs associated with the expansion of activities associated with clinical trials of our proprietary drug candidates and the launch of our diagnostic product, SecreFlo(TM). During April 2002 and as required by the terms of our license agreement with ChiRhoClin, we paid a milestone payment of $1,250,000 in connection with the FDA's approval of SecreFlo, our synthetic porcine secretin product. Also pursuant to such license agreement, we are required to issue to ChiRhoClin approximately, 696,000 shares of our common stock no later than the end of the second quarter of fiscal 2003. We have not granted registration rights to ChiRhoClin with respect to the shares to be issued under the license agreement. In addition, under terms of licensing agreement with ChiRhoClin, if the FDA approves the NDA for human secretin diagnostic, we will be required to pay ChiRhoClin future milestones in cash. We will be required to pay royalties on sales of both synthetic porcine and human products.

      We believe that we have sufficient resources to satisfy our working capital and capital expenditure requirements for the next twenty-four months. Should we need to secure additional financing to meet our future liquidity requirements, we may not be able to secure such financing, or obtain such financing on favorable terms because of the volatile nature of the biotechnology marketplace.

      At March 31, 2002, we had net operating loss carryforwards of approximately $110,970,000 and research and development credit carryforwards of approximately $7,192,000 to reduce future federal income taxes, if any. The net operating loss and tax credit carryforwards will expire at various dates, beginning in 2003, if not used. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

      We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer, and type of investment. We do not expect any material loss from our investment in marketable securities.

      We believe that inflation has not had a material effect on our operations.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

      We have investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities; as a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates and the change in credit quality of the issuer.

      We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer, and type of investment. We intend to hold these investments to maturity, as the intention is to hold these assets in accordance with our business plans.

Item 8. FINANCIAL STATEMENTS

      All financial statements required to be filed hereunder are filed as an exhibit hereto, are listed under item 14 (a) (1) and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding our directors and executive officers will be set forth under the captions "Election of Directors," "Occupations of Directors and Executive Officers," "Biographical Information," "Information Regarding the Board of Directors and its Committees" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our annual meeting of stockholders to be held on September 12, 2002 which will be filed with the SEC within 120 days of March 31, 2002 and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

      Information required by this Item will be set forth under the captions "Summary of Executive Compensation" and "Compensation of Directors" in our definitive proxy statement for our annual meeting of stockholders to be held on September 12, 2002 which will be filed with the SEC within 120 days of March 31, 2002 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this Item will be set forth under the captions "Principal Holders of Voting Securities" and "Stock Ownership of Executive Officers and Directors" in our definitive proxy statement for our annual meeting of stockholders to be held on September 12, 2002 which will be filed with the SEC within 120 days of March 31, 2002 and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this Item will be set forth under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for our annual meeting of stockholders to be held on September 12, 2002 which will be filed with the SEC within 120 days of March 31, 2002 and is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form 10-K:


(a) (1) Financial Statements:

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-2 of this Report, as follows:

                                                                            Page
                                                                            ----
Report of Independent Public Accountants..................................   F-2
Consolidated Balance Sheets as of March 31, 2002 and 2001.................   F-3
Consolidated Statements of Operations for the Years Ended
March 31, 2002, 2001, and 2000............................................   F-4
Consolidated Statements of Stockholders' Equity for the Years
Ended March 31, 2002, 2001, and 2000......................................   F-5
Consolidated Statements of Cash Flows for the Years Ended
March 31, 2002, 2001, and 2000............................................   F-6
Notes to Consolidated Financial Statements................................   F-7

(a) (2) Financial Statement Schedules:

      None

(a) (3) Exhibits:

The Exhibits which are filed as part of this Annual Report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b) Reports on Form 8-K:

      On April 9, 2002, we filed a current report on Form 8-K reporting that the United States Food and Drug Administration (FDA) has granted approval to market SecreFlo(TM) (synthetic porcine secretin), the first synthetic version of the hormone secretin. SecreFlo(TM) has been approved for stimulation of pancreatic secretions.

                                 EXHIBIT INDEX

Exhibit
Number      Document Description
-------     --------------------

3.1 Restated Certificate of Incorporation dated June 30, 1992 and amended September 30, 1999 (filed as Exhibit 4.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2 +       By-laws

4.1 +       Specimen Stock Certificate

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

4.6 * The 2001 Repligen Corporation Stock Option Plan, adopted by the Stockholders on September 13, 2001 (filed as Appendix B to Repligen Corporation's Definitive Proxy Statement on Schedule 14A dated July 19, 2001 and incorporated herein by reference).

4.7 * The Amended 1992 Repligen Corporation Stock Option Plan, as amended (filed as Exhibit 4.2 to Repligen Corporation's Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.1 +* Consulting Agreement, dated October 1, 1981, between Dr. Paul Schimmel and Repligen Corporation.

10.2 +* Consulting Agreement, dated November 1, 1981, between Dr. Alexander Rich and Repligen Corporation.

10.3 +* Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy.

10.4 +* Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche.

10.5 +* Employment Agreement, dated March 14, 1996, between Repligen Corporation and Daniel P. Witt.

10.6 + Sublease Agreement dated as of May 1, 1996 between T Cell Sciences, Inc. and Repligen Corporation.

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

10.15 Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed as Exhibit 10.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference).

10.16 + Standard Form of Agreement between Repligen Corporation and Siena Construction Corporation.

21 +        Subsidiaries of Registrant.

23 +        Consent of Arthur Andersen LLP.

99.1 +      Letter to commission Pursuant to Temporary Note 3T dated May 17,
            2002.

-----------
#     Confidential treatment obtained as to certain portions.

*     Management contract or compensatory plan or arrangement

+     Filed herewith.

The exhibits listed above are not contained in the copy of the annual report on Form 10-K distributed to stockholders. Upon the request of any stockholder entitled to vote at the 2002 annual meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 117 Fourth Avenue, Needham, MA 02494.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     REPLIGEN CORPORATION

                                     By: /s/ Walter C. Herlihy
                                         ---------------------------------------
                                         Walter C. Herlihy
                                         President and Chief Executive Officer

      (Principal executive, financial and accounting officer)
      Date:  May 24, 2002

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


Signature                              Title                                        Date
---------                              -----                                        ----
/s/ Alexander Rich                     Co-Chairman of the Board of Directors        May 24, 2002
------------------------------------
    Alexander Rich, M.D.

/s/ Paul Schimmel                      Co-Chairman of the Board of Directors        May 24, 2002
------------------------------------
    Paul Schimmel, Ph.D.

/s/ Walter C. Herlihy                  President, Chief Executive Officer and       May 24, 2002
------------------------------------   Director (Principal executive, financial
    Walter C. Herlihy                  and accounting officer)

/s/ Robert J. Hennessey                Director                                     May 24, 2002
------------------------------------
    Robert J. Hennessey

/s/ G. William Miller                  Director                                     May 24, 2002
------------------------------------
    G. William Miller

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Public Accountants                                    F-2

Balance Sheets as of March 31, 2002 and 2001                                F-3

Statements of Operations for the Years
  Ended March 31, 2002, 2001 and 2000                                       F-4

Statements of Stockholders' Equity for the Years
  Ended March 31, 2002, 2001 and 2000                                       F-5

Statements of Cash Flows for the Years
  Ended March 31, 2002, 2001 and 2000                                       F-6

Notes to Financial Statements                                               F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Repligen Corporation:

      We have audited the accompanying balance sheets of Repligen Corporation (a Delaware corporation) as of March 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repligen Corporation as of March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                         /s/ ARTHUR ANDERSEN LLP
                                                         -----------------------
                                                         ARTHUR ANDERSEN LLP

Boston, Massachusetts
May 13, 2002

                              REPLIGEN CORPORATION
                                 BALANCE SHEETS



                                                                           As of March 31,
                                                                      2002                2001
                                                                  --------------------------------
     Assets
Current assets:
  Cash and cash equivalents                                       $   8,696,194      $  16,163,625
  Marketable securities                                              12,143,170          8,142,148
  Accounts receivable, less reserves of $25,000                         865,861            443,760
  Inventories                                                           916,091            634,723
  Prepaid expenses and other current assets                             622,309            270,252
                                                                  -------------      -------------
    Total current assets                                             23,243,625         25,654,508
                                                                  -------------      -------------

Property, plant and equipment, at cost:
  Leasehold improvements                                              1,657,416            331,501
  Equipment                                                           1,169,080          1,103,527
  Furniture and fixtures                                                352,174            473,288
                                                                  -------------      -------------
                                                                      3,178,670          1,908,316
    Less - accumulated depreciation and amortization                  1,721,732          1,464,195
                                                                  -------------      -------------
                                                                      1,456,938            444,121
                                                                  -------------      -------------

Long-term marketable securities                                       3,910,852          5,992,478
Restricted cash                                                         500,000                 --

Other assets, net                                                            --             56,882
                                                                  -------------      -------------

                                                                  $  29,111,415      $  32,147,989
                                                                  =============      =============

     Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                $   1,407,955      $     529,914
  Accrued expenses                                                    1,258,804            726,910
                                                                  -------------      -------------
    Total current liabilities                                         2,666,759          1,256,824
                                                                  -------------      -------------

Commitments and contingencies (Notes 5, 6, 8 & 9)

Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares
    authorized, no shares issued or outstanding                              --                 --
Common stock, $0.01 par value, 40,000,000 shares
    authorized, issued and outstanding, 26,642,750 shares and
    26,628,950 shares in 2002 and 2001, respectively                    266,427            266,289
Additional paid-in capital                                          166,597,654        166,583,684
Accumulated deficit                                                (140,419,425)      (135,958,808)
                                                                  -------------      -------------
  Total stockholders' equity                                         26,444,656         30,891,165
                                                                  -------------      -------------

                                                                  $  29,111,415      $  32,147,989
                                                                  =============      =============

   The accompanying notes are an integral part of these financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF OPERATIONS

                                                          Years Ended March 31,
                                                2002              2001             2000
                                            ------------------------------------------------
Revenue:
    Product                                 $  4,301,565      $  2,083,529      $  2,040,828
    Research and development                          --           171,615           863,035
                                            ------------      ------------      ------------
         Total revenue                         4,301,565         2,255,144         2,903,863
                                            ------------      ------------      ------------

Costs and expenses:
    Cost of product sold                       1,992,734         1,399,849         1,106,642
    Research and development                   5,360,720         5,786,392         3,753,908
    Selling, general and administrative        2,525,827         2,401,460         2,406,429
                                            ------------      ------------      ------------
         Total costs and expenses              9,879,281         9,587,701         7,266,979
                                            ------------      ------------      ------------


    Loss from operations                      (5,577,716)       (7,332,557)       (4,363,116)
                                            ------------      ------------      ------------

Investment income                              1,117,099         2,053,690           546,733
                                            ------------      ------------      ------------

Net loss                                    $ (4,460,617)     $ (5,278,867)     $ (3,816,383)
                                            ============      ============      ============

Basic and diluted net loss per share        $       (.17)     $       (.20)     $       (.18)
                                            ============      ============      ============

Basic and diluted weighted average
  shares outstanding                          26,639,525        26,547,238        21,537,584
                                            ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                              REPLIGEN CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Common Stock
                                         ------------------------                                            Total
                                          Number of     $.01 Par       Additional       Accumulated      Stockholders'
                                           Shares         Value      Paid-in Capital      Deficit            Equity
----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                   18,264,285     $182,642     $131,272,607     ($126,863,558)     $  4,591,691
----------------------------------------------------------------------------------------------------------------------
Issuance of common stock and warrants      6,198,927       61,989       29,772,917                --        29,834,906
Issuance of warrants for services                 --           --          188,265                --           188,265
Exercise of stock options                     64,458          645          147,293                --           147,938
Exercise of warrants                       1,788,309       17,883        4,126,102                --         4,143,985
Net loss                                          --           --               --        (3,816,383)       (3,816,383)
----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                   26,315,979      263,159      165,507,184      (130,679,941)       35,090,402
----------------------------------------------------------------------------------------------------------------------
Issuance of common stock for
  patent acquisition                          30,000          300          183,450                --           183,750
Issuance of warrants for services                 --           --          218,735                --           218,735
Exercise of stock options                     34,200          342           24,354                --            24,696
Exercise of warrants                         248,771        2,488          649,961                --           652,449
Net loss                                          --           --               --        (5,278,867)       (5,278,867)
----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                   26,628,950      266,289      166,583,684      (135,958,808)       30,891,165
----------------------------------------------------------------------------------------------------------------------
Exercise of stock options                     13,800          138           13,970                --            14,108
Net loss                                          --           --               --        (4,460,617)       (4,460,617)
----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                   26,642,750     $266,427     $166,597,654     ($140,419,425)     $ 26,444,656
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                              Years Ended March 31,
                                                                      2002             2001              2000
                                                                 ------------------------------------------------
Cash flows from operating activities:
      Net loss                                                   $ (4,460,617)     $ (5,278,867)     $ (3,816,383)
      Adjustments to reconcile net loss to net cash
      used in operating activities --
            Depreciation and amortization                             257,537           276,852           324,409
            Issuance of common stock warrants for services                 --           218,735           188,265
            Noncash expense related to common stock issued for
            patent acquisition                                             --           183,750                --
            Changes in assets and liabilities

            Accounts receivable                                      (422,101)          404,078          (418,118)
            Inventories                                              (281,368)          (87,276)           82,882
            Prepaid expenses and other current assets                (352,057)          (28,598)          (60,037)
            Changes in other assets                                    56,882            24,500             7,090
            Accounts payable                                           19,306           104,350           156,857
            Accrued expenses                                          428,246           (44,610)          457,594
            Unearned income                                                --                --           (49,969)
                                                                 ------------      ------------      ------------

               Net cash used in operating activities               (4,754,172)       (4,227,086)       (3,127,410)
                                                                 ------------      ------------      ------------

Cash flows from investing activities:
      Purchases of marketable securities                          (22,801,063)      (50,328,259)       (8,806,367)
      Redemptions of marketable securities                         20,881,667        45,000,000                --
      Increase in restricted cash                                    (500,000)               --                --
      Purchases of property, plant and equipment                     (307,971)         (184,721)         (217,256)
                                                                 ------------      ------------      ------------

               Net cash used in investing activities               (2,727,367)       (5,512,980)       (9,023,623)
                                                                 ------------      ------------      ------------

Cash flows from financing activities:
      Exercise of warrants                                                 --           652,449         4,143,984
      Exercise of stock options                                        14,108            24,696           147,938
      Issuance of common stock and warrants                                --                --        29,834,906
                                                                 ------------      ------------      ------------

                Net cash provided by financing activities              14,108           677,145        34,126,828
                                                                 ------------      ------------      ------------

Net (decrease) increase in cash and cash equivalents               (7,467,431)       (9,062,921)       21,975,795

Cash and cash equivalents, beginning of year                       16,163,625        25,226,546         3,250,751
                                                                 ------------      ------------      ------------

Cash and cash equivalents, end of year                           $  8,696,194      $ 16,163,625      $ 25,226,546
                                                                 ============      ============      ============

Supplemental disclosure of noncash investing activities:
   Noncash purchases of leasehold improvements                   $    962,383      $         --      $         --

   The accompanying notes are an integral part of these financial statements.

                              REPLIGEN CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Nature of Business

      Repligen Corporation's ("Repligen" or the "Company") goal is to develop innovative therapeutic products for debilitating pediatric diseases. Our therapeutic product candidates are secretin for autism, uridine for mitochondrial disease and CTLA4-Ig for immune disorders. These products are synthetic forms of naturally-occurring substances which may correct improperly regulated biological processes with minimal toxicity or side-effects. Our product candidates have the potential to produce clinical benefits not attainable with any existing drug in diseases for which there are few alternatives.

      Our business strategy is to partially fund the development of our proprietary therapeutic products with the profits derived from the sales of our specialty pharmaceutical products: Protein A and SecreFlo(TM). This will enable us to advance these programs while at the same time increasing our financial stability.

      The Company is subject to a number of risks associated with companies in the biotechnology industry. Principal among these are the risks associated with the Company's dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with the U.S. Food and Drug Administration and other governmental regulations and approval requirements, as well as the ability to grow the Company's business and obtaining adequate financing to fund this growth.

      The accompanying financial statements reflect the application of certain accounting policies described in this note and elsewhere in the accompanying notes to the financial statements.

2. Summary of Significant Accounting Policies

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      Research and development revenue derived from collaborative arrangements is recognized as earned under cost plus fixed-fee contracts, or on a straight-line basis over development contracts, which approximates when work is performed and costs are incurred. Research and development expenses in the accompanying statements of operations include funded and unfunded expenses. In addition, under certain contracts, the Company recognizes research and development milestones as they are achieved assuming the milestone is deemed to be substantive. Licensing and royalties from the Company's licensed technologies are recognized as earned.

      The Company applies Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No. 101 requires companies to recognize certain upfront nonrefundable fees and milestone payments over the life of the related alliance when such fees are received in conjunction with alliances that have multiple elements. The adoption of SAB No. 101 had no significant impact on the Company's financial statements.

Comprehensive Income

      The Company applies Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive loss is equal to its reported net loss for all periods presented.

Cash, Cash Equivalents & Marketable Securities

      The Company applies SFAS No. 115, "Accounting for Certain Instruments in Debt and Equity Securities." At March 31, 2002, the Company's cash equivalents and marketable securities are classified as held-to-maturity investments as the Company has the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Cash equivalents are short-term, highly liquid investments with original maturities of 90 days or less. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year. The Company recorded during the years ended March 31, 2002 and 2001 respectively, realized gains of $5,558 and $0 on sales of its marketable securities.

      Cash, cash equivalents and marketable securities consist of the following at March 31, 2002 and 2001:

                                                                                       Unrealized Gain (Loss)
                                                          Years Ended March 31,         Years Ended March 31,
                                                          2002             2001          2002          2001
                                                       -----------     -----------     --------      -------
Cash and cash equivalents
     Cash                                              $ 8,696,194     $   222,766           --           --
     Commercial paper and corporate bonds                       --         489,719           --           --
     U.S. Government and agency securities                      --              --           --           --
     Money market accounts                                      --      15,451,140           --           --
                                                       -----------     -----------     --------      -------
     Total cash and cash equivalents                   $ 8,696,194     $16,163,625     $     --      $    --
                                                       ===========     ===========     ========      =======

Marketable securities
     U.S. Government and agency securities             $ 1,414,994     $        --     $   (774)          --
     Corporate and other debt securities                10,728,176       8,142,148     $ 51,610      $ 8,823
                                                       -----------     -----------     --------      -------
     (Average of remaining maturity 5 months at
     March 31, 2002)                                   $12,143,170     $ 8,142,148     $ 50,836      $ 8,823
                                                       ===========     ===========     ========      =======

     (Average of remaining maturity 14.5 months at
     March 31, 2002)                                   $ 3,910,852     $ 5,992,478     $ (9,334)     $15,510
                                                       ===========     ===========     ========      =======

      Restricted cash of $500,000 is related to the Company's facility lease obligation (see note 5).

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories at March 31, 2002 and 2001 consist of the following:

                                                          Year Ended March 31,
                                                         2002             2001
                                                       -------------------------
Raw materials and work-in-process .................    $652,940         $459,288
Finished goods ....................................     263,151          175,435
                                                       --------         --------
   Total ..........................................    $916,091         $634,723
                                                       ========         ========

Depreciation and Amortization

      The Company provides for depreciation and amortization by charges to operations in amounts estimated to allocate the cost of fixed assets over their estimated useful lives, on a straight-line basis, as follows:

      Description                 Estimated Useful Life
      -----------                 ---------------------

      Leasehold improvements      Shorter of term of the lease or estimated
                                  useful life
      Equipment                   3-5 years
      Furniture and fixtures      5-7 years

      In June 2002, the Company will relocate to its new corporate headquarters in Waltham, Massachusetts at which time approximately $1,184,000 of leasehold improvements will be placed into service and depreciation will commence.

Earnings Per Share

      The Company applies SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and warrants, is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for 2002, 2001 and 2000 do not include the potential common shares from warrants and stock options because to do so would have been antidilutive for the years presented. Accordingly, basic and diluted net loss per share is the same. The number of potential common shares excluded from the calculation of diluted earnings per share during the year ended March 31, 2002, 2001 and 2000 was 2,106,846, 1,904,387 and 2,484,953
shares, respectively.

Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments which represent cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value generally due to the short-term nature of these instruments.

Concentrations of Credit Risk and Significant Customers

      Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. The Company's cash equivalents and marketable securities are invested in financial instruments with high credit ratings. At March 31, 2002, the Company has no off-balance-sheet risks such as those associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

      Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. The Company maintains reserves for the potential write-off of accounts receivable. To date, the Company has not written off any significant accounts. To control credit risk, the Company performs regular credit evaluations of its customers' financial conditions and maintains allowances for potential credit losses. The Company does not believe significant risk exists at March 31, 2002.

      Revenue from significant customers as a percentage of the Company's total revenue are as follows:

                                             Years Ended March 31,
                                             2002     2001    2000
                                             ---------------------
                   Customer A                 56%      42%     14%
                   Customer B                 23%      19%     16%
                   Customer C                 6%       5%      16%

      Significant accounts receivable balances as a percentage of the Company's total trade accounts receivable balances are as follows:

                                                 As of March 31,
                                               2002        2001
                                             ---------------------
                   Customer A                   69%         53%
                   Customer B                   24%         --
                   Customer C                   --          26%
                   Customer D                   --          10%

Segment Reporting

      The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. The chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance, identifies operating segments as components of an enterprise about which separate discrete financial information is available for evaluation. To date, the Company has viewed its operations and manages its business as principally one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

The following table represents the Company's revenue by geographic area:

                                            Year Ended March 31,
                                 2002             2001             2000
                                 --------------------------------------
Europe                             63%              42%              45%
United States                      35%              56%              51%
Other                               2%               2%               4%
                                 ----             ----             ----
Total                             100%             100%             100%
                                 ====             ====             ====

      As of March 31, 2002 and 2001, all of the Company's assets are located in the United States.

Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new statement also supersedes certain aspects of Accounting Principles Board Opinion No. 30 (APB
30), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be reported in discontinued operations in the period incurred (rather than as of the measurement date as presently required by APB
30). In addition, more dispositions may qualify for discontinued operations treatment. The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management believes that the adoption of SFAS No.144 will not have a significant impact on its financial statements.

3. Income Taxes

      The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." At March 31, 2002, the Company had net operating loss carryforwards for income tax purposes of approximately $114,270,000. The Company also had available tax credit carryforwards of approximately $7,192,000 at March 31, 2002 to reduce future federal income taxes, if any. The net operating loss and tax credit carryforwards will expire at various dates, beginning in 2003. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

       The deferred tax asset consists of the following:

                                                     Years Ended March 31,
                                                  2002                 2001
                                              ---------------------------------
Temporary differences ................        $  5,375,000         $  6,738,000
Operating loss carryforwards .........          45,708,000           40,307,000
Tax credit carryforwards .............           7,192,000            4,476,000
                                              ------------         ------------
                                                58,275,000           51,521,000
Valuation allowance ..................         (58,275,000)         (51,521,000)
                                              ------------         ------------
                                              $         --         $         --
                                              ============         ============

      A full valuation allowance has been provided, as it is uncertain if the Company will realize its deferred tax asset.

4. Stockholders' Equity

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

      On May 10, 2000, pursuant to a patent purchase agreement, Repligen issued to Tolerance Therapeutics LLC ("Tolerance"), in partial consideration for the assignment by Tolerance to Repligen of a U.S. patent application claiming the use of CTLA4-Ig in treatment of diseases of the immune system, 30,000 shares of Repligen common stock. The Company recorded the value of these shares as research and development expense. During fiscal 2002, the Company elected not to make its final payment and as a result its interest in these assets was returned to Tolerance.

      On April 7, 2000, Repligen issued to each of its investor relation firm and public relations firm, in consideration for services, a warrant exercisable through July 2001 to purchase 10,000 shares of common stock of Repligen at $8.56 per share. The Company recorded the value of these warrants, as determined using Black-Scholes option pricing model, as selling, general and administrative expense. These warrants expired unexercised during fiscal 2002.

      Also, on April 7, 2000, Repligen issued a warrant to purchase 2,900 shares of common stock at $9.00 per share to an existing shareholder exercisable through July 2000. This warrant expired during fiscal 2001. The Company recorded the value of this warrant, as determined using Black-Scholes option pricing model, as selling, general and administrative expense. These warrants expired unexercised during fiscal 2002.

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

      In March 1999, the Company acquired all rights to certain patent applications relating to the use of secretin in the treatment of autism. The rights were acquired pursuant to a Patent Purchase Agreement whereby the Company paid $150,000 in cash, issued a warrant to purchase 350,000 shares of common stock with an exercise price of $1.59 per share, and issued 262,500 shares of common stock.

      At March 31, 2002, common stock reserved for issuance is as follows:

Reserved for                                                            Shares
------------                                                            ------
Incentive and nonqualified stock option plans                         3,240,819
Warrants granted in connection with the Patent Purchase Agreement       125,000
Warrants granted in connection with the Licensing Agreement              50,000
Warrants granted for payment of services                                229,946
                                                                      ---------
                                                                      3,645,765
                                                                      =========

      (b) Stock Options

      The Company's 2001 and 1992 stock option plans authorize the grant of either incentive stock options or nonqualified stock options. Incentive stock options are granted to employees at the fair market value at the date of grant. Nonqualified stock options are granted to employees or nonemployees. The options generally vest over four or five years and expire no more than 10 years from the date of grant. As of March 31, 2002, the Company had 1,538,919 options available for future grant.

      A summary of stock option activity under all plans is as follows:

                                                                   Years Ended March 31,
                                     2002      Weighted                  2001     Weighted                   2000       Weighted
                                   Range of     Average   Number       Range of    Average   Number        Range of     Average
                   Number of       Exercise    Price per   of          Exercise   Price per    of          Exercise    Price per
                     Shares         Prices       Share    Shares        Prices      Share    Shares         Prices       Share
                     ------         ------       -----    ------        ------      -----    ------         ------       -----
Outstanding
at beginning
of period           1,479,441     $.50-$12.45    $2.64   1,288,041    $.50-$12.45   $1.81   1,289,291     $.50-$12.45    $1.78

Granted               276,900     $2.35-$2.60     2.60     258,400    $4.13-$8.56    6.59     169,908     $2.91-$3.88     2.86

Exercised             (13,800)     $.50-$1.53     1.01     (34,200)    $.50-$1.37    0.72     (64,458)     $.79-$2.78     2.30

Forfeited             (40,641)    $1.03-$7.19     2.62     (32,800)   $1.25-$7.17    3.73    (106,700)    $1.31-$9.00     1.44
                   ----------                    -----  ----------                  ------  ---------                    -----

Outstanding at
end of period       1,701,900     $.50-$12.45    $2.64   1,479,441    $.50-$12.45   $2.64   1,288,041     $.50-$12.45    $1.81
                   ----------                    -----  ----------                  ------  ---------                    -----

Exercisable at
end of period       1,115,900     $.50-$12.45    $2.25     894,941    $.50-$12.45   $1.92     694,941     $.50-$12.45    $1.96
                   ==========                    =====  ==========                  ======  =========                    =====

                            As of March 31, 2002
                            Options Outstanding              Options Exercisable
                            -------------------              -------------------
                                 Weighted         Weighted
                                 Average           Average                    Weighted Average
                  Number         Remaining      Exercise Price      Number     Exercise Price
                Outstanding   Contractual Life    Per Share      Outstanding     Per Share
                -----------   ----------------    ---------      -----------     ---------
  $.50-$1.38       384,000          4.45            $1.15           375,600        $1.15

 $1.41-$1.63       572,000          5.86             1.43           460,800         1.44

 $2.60-$3.00       448,400          7.27             2.68           145,200         2.79

 $3.13-$6.56       134,500          7.21             4.48            49,700         4.69

$7.64-$12.45       163,000          6.99             8.81            84,600         9.23
-----------------------------------------------------------------------------------------
                 1,701,900          6.13            $2.64         1,115,900        $2.25
                 =========          ====            =====         =========        =====

      The Company accounts for its stock-based compensation under SFAS No. 123 "Accounting for Stock-Based Compensation." The Company continues to apply APB No. 25 for employee stock options awards and elected the disclosure-only alternative for the same under SFAS No. 123.

      The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees in 2002, 2001 and 2000 using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The assumptions used and the weighted average information for the years ended March 31, 2002, 2001 and 2000 are as follows:

                                                                     Years Ended March 31,
                                                            2002             2001              2000
                                                       -----------------------------------------------
Risk-free interest rates                                4.31%-5.06%       5.28%-6.33%      5.08%-6.03%
Expected dividend yield                                      --               --                --
Expected lives                                            7 years           7 years          7 years
Expected volatility                                         101%             108%              70%
Weighted average grant date fair value of options
    granted during the period                              $2.21             $5.78            $2.02
Weighted average remaining contractual life of
    options outstanding                                  6.1 years         6.6 years        7.0 years

      If compensation expense for the Company's stock option plans had been determined consistent with SFAS No. 123, the pro forma net loss and net loss per share would have been as follows:

                                     Years Ended March 31,
Net loss-                  2002              2001             2000
                       ------------------------------------------------
As reported             ($4,460,617)     ($5,278,867)     ($3,816,383)
Pro forma               ($5,206,414)     ($5,681,311)     ($4,103,293)

Basic and diluted net loss per share-
As reported             $     (0.17)     $     (0.20)     $     (0.18)
Pro forma               $     (0.20)     $     (0.21)     $     (0.19)

5. Commitments

      In October 2001, the Company entered into a ten-year lease agreement for a new corporate headquarters in Waltham, Massachusetts. The new facility is 25,000 square feet, approximately 10,000 of which will be constructed as manufacturing and laboratory space. The Company anticipates that this new facility will increase operating efficiencies and increase manufacturing capacity to meet growing demand for Protein A products, and to better meet corporate goals and objectives. The Company plans to relocate to these new facilities in June 2002. In connection with this lease agreement, a letter of credit in the amount of $500,000 was issued to the Company's landlord. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included in restricted cash in the accompanying balance sheet as of March 31, 2002.

      Obligations under noncancellable operating leases, including the new facility lease discussed above, as of March 31, 2002 are approximately as follows:

                  Years Ending March 31,
                  ----------------------
                  2003                             $  316,000
                  2004                                330,000
                  2005-2007                           379,000
                  2008-2009                           404,000
                  2010-2012                           428,000
                                                   ----------

                  Total minimum lease payments     $1,857,000
                                                   ==========

      Rent expense charged to operations under operating leases was approximately $308,000, $377,000, and $296,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

6. Certain Technologies and Product Candidates

      In December 2000, the Company purchased from the University of California, San Diego ("UCSD") a right to a U.S. patent application covering novel methods for the treatment of mitochondrial disease. Under terms of the agreement, Repligen received the exclusive right under the license to commercialize products to treat mitochondrial disease and paid UCSD an up-front fee. Repligen will also pay UCSD clinical development milestones and royalties on product sales. The Company has expensed the purchase price as research and development expense as the realizability of the patent is subject to the outcome of additional research and development and the successful prosecution of the patent.

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

      In October 1999, the Company acquired the commercial rights to two diagnostic products based on synthetic forms of porcine and human secretin from ChiRhoClin, Inc. a private company. Both of these products have been evaluated in clinical trials for their safety and efficacy in diagnosing pancreatic function and gastrinoma. A New Drug Application ("NDA") for each product has been filed with the United States Food and Drug Administration ("FDA"). In April 2002, the FDA approved the use of synthetic porcine secretin ("SecreFlo(TM)") to aid in the diagnosis of pancreatic function and the diagnosis of gastrinoma, a form of cancer. In December of 2001, the FDA issued an "approvable letter" for a synthetic form of human secretin which contained questions concerning the manufacture and quality control of the product.

      Under terms of the licensing agreement, Repligen paid $1,000,000 upon execution of the agreement and the Company will be required to pay future royalties, milestones in cash and to issue common stock. This $1,000,000 payment is included in research and development expense in the accompanying statement of operations for the year ended March 31, 2000.

7. Accrued Expenses

      Accrued expenses consist of the following:

                                                         Years ended March 31,
                                                        2002              2001
                                                     ---------------------------
Research & development costs                         $  771,465         $321,850
Payroll & payroll related costs                         337,786          255,811
Professional and consulting costs                        78,803           71,795
Other accrued expenses                                   70,750           77,454
                                                     ----------         --------
                                                     $1,258,804         $726,910
                                                     ==========         ========

8. Subsequent Events

      In April 2002 the United States Food and Drug Administration granted approval to market SecreFlo(TM) (synthetic porcine secretin), the first synthetic version of the hormone secretin. SecreFlo(TM) has been approved for stimulation of pancreatic secretions. Under terms of its licensing agreement, Repligen paid a milestone payment of $1,250,000 in cash and is required to issue approximately 696,000 shares of unregistered common stock to ChiRhoClin, Inc. in October 2002. The Company expects to record the fair value of these shares, $2,576,025, and the cash of $1,250,000, as a long-term intangible asset. This amount will be amortized to cost of product revenue over the remaining term of the license. In addition, the Company will be required to pay future royalties related to product sales in cash.

9. Legal Proceedings

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

      Repligen and the University of Michigan (the "University") believe that the University is entitled to rights to certain United States patents owned by Bristol-Myers Squibb Company ("BMS"), which patents cover claims for composition and methods of use for CTLA4. On August 31, 2000, Repligen and the University filed a complaint against BMS at the United States District Court for the Eastern District of Michigan in Detroit, Michigan seeking correction of inventorship on these patents. A correction of inventorship would result in the University being designated as the assignee or a co-assignee on any corrected BMS patent. Repligen would then have rights to such technology pursuant to a 2000 License Agreement with the University, a 1995 Asset Acquisition Agreement with Genetics Institute and other related agreements. Repligen's failure to obtain shared ownership rights in the BMS patents may restrict Repligen's ability to commercialize CTLA4-Ig. Repligen and the University have also filed patents related to compositions of matter and methods of use of CTLA4-Ig.

10. Selected Quarterly Financial Data (Unaudited)

      The following table contains Statement of Operations information for each quarter of fiscal 2002 and 2001. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the period presented. The operating results for any quarter are not necessarily indicative of results for any future period.


                                          Q4          Q3          Q2          Q1          Q4          Q3          Q2          Q1
                                         FY02        FY02        FY02        FY02        FY01        FY01        FY01        FY01
                                         ----        ----        ----        ----        ----        ----        ----        ----
Revenue:
  Product                              $  1,522    $  1,180    $    887    $    713    $    588    $    615    $    324    $    556
  Research and development                   --          --          --          --          12           3         127          30
                                       --------    --------    --------    --------    --------    --------    --------    --------
Total revenue                             1,522       1,180         887         713         600         618         451         586
                                       --------    --------    --------    --------    --------    --------    --------    --------
Costs and expenses:
  Cost of product sold                      496         585         555         357         448         393         229         330
  Research and development                1,583       1,021       1,330       1,426       1,580       1,781       1,343       1,083
  Selling, general and administrative       578         650         681         617         536         566         643         656
                                       --------    --------    --------    --------    --------    --------    --------    --------
Total costs and expenses                  2,657       2,256       2,566       2,400       2,564       2,740       2,215       2,069
                                       --------    --------    --------    --------    --------    --------    --------    --------
Loss from operations                     (1,135)     (1,076)     (1,679)     (1,687)     (1,964)     (2,122)     (1,764)     (1,483)
                                       --------    --------    --------    --------    --------    --------    --------    --------
Investment income                           212         259         302         344         450         539         552         513
                                       --------    --------    --------    --------    --------    --------    --------    --------
Net loss                               $   (923)   $   (817)   $ (1,377)   $ (1,343)   $ (1,514)   $ (1,583)   $ (1,212)   $   (970)
                                       ========    ========    ========    ========    ========    ========    ========    ========
Net loss per common share              $  (0.03)   $  (0.03)   $  (0.05)   $  (0.05)   $  (0.06)   $  (0.06)   $  (0.05)   $  (0.04)
Weighted average common
shares outstanding                       26,643      26,642      26,639      26,633      26,599      26,576      26,560      26,456
                                       ========    ========    ========    ========    ========    ========    ========    ========

11. Valuation and Qualifying Accounts


                                      Balance at Beginning                                 Balance at End of
                                           of Period         Additions      Deletions           Period
                                           ---------         ---------      ---------           ------
Allowance for Doubtful Accounts:
2000                                        $25,000              --            --               $25,000
2001                                        $25,000              --            --               $25,000
2002                                        $25,000              --            --               $25,000