Form 10-Q
period 2002-06-30
REPLIGEN CORP
filed 2002-08-02
CIK 730272

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

                         Commission File Number 0-14656

                              REPLIGEN CORPORATION
             (exact name of registrant as specified in its charter)

          Delaware                                       04-2729386
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


      41 Seyon Street, Building 1
         Waltham, Massachusetts                             02453
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (781) 250-0111

                      117 Fourth Avenue, Needham, MA 02494

      (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2002.

Common Stock, par value $.01 per share                             26,642,750
             Class                                              Number of Shares

                              REPLIGEN CORPORATION

                                      INDEX


          PART I. FINANCIAL INFORMATION                                     PAGE
                                                                            ----


Item 1.   Financial Statements
          Balance Sheets as of June 30, 2002 (Unaudited) and March 31, 2002    3

          Statements of Operations for the Three Months Ended
          June 30, 2002 (Unaudited) and 2001                                   4

          Statements of Cash Flows for the Three Months
          Ended June 30, 2002 (Unaudited) and 2001                             5

          Notes to Financial Statements (Unaudited)                            6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          11



          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                   12

Item 2.   Changes in Securities and Use of Proceeds
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information                                                   12


Item 6.   Exhibits and Reports on Form 8-K                                    12

Signature                                                                     13

Exhibit Index                                                                 14

PART I.       FINANCIAL INFORMATION
   ITEM 1.        FINANCIAL STATEMENTS

                              REPLIGEN CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                   As of
                                                                       June 30, 2002   March 31, 2002
                                                                       -------------    -------------
     Assets
Current assets:
  Cash and cash equivalents                                            $   8,755,545    $   8,696,194
  Marketable securities                                                   10,830,208       12,143,170
  Accounts receivable, less reserves of $25,000                              396,645          865,861
  Inventories                                                              1,028,253          916,091
  Prepaid expenses and other current assets                                  592,065          622,309
                                                                       -------------    -------------
    Total current assets                                                  21,602,716       23,243,625
                                                                       -------------    -------------

Property, plant and equipment, at cost:
  Leasehold improvements                                                   2,393,774        1,657,416
  Equipment                                                                1,277,785        1,169,080
  Furniture and fixtures                                                     352,174          352,174
                                                                       -------------    -------------
                                                                           4,023,733        3,178,670
    Less - accumulated depreciation and amortization                       1,755,793        1,721,732
                                                                       -------------    -------------
                                                                           2,267,940        1,456,938
                                                                       -------------    -------------

Long-term marketable securities                                            2,202,044        3,910,852
Restricted cash                                                              500,000          500,000
                                                                       -------------    -------------
                                                                           2,702,044        4,410,852
                                                                       -------------    -------------

Other assets                                                               3,698,492               --
                                                                       -------------    -------------

    Total Assets                                                       $  30,271,192    $  29,111,415
                                                                       =============    =============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                     $   1,121,587    $   1,407,955
  Accrued expenses                                                         1,102,809        1,258,804
  License fee payable                                                      2,593,279               --
                                                                       -------------    -------------
    Total current liabilities                                              4,817,675        2,666,759
                                                                       -------------    -------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares
    authorized, no shares issued or outstanding                                   --               --
Common stock, $0.01 par value, 40,000,000 shares
    authorized, issued and outstanding, 26,642,750 shares at
    June 30, 2002 and March 31, 2002                                         266,427          266,427
Additional paid-in capital                                               166,597,654      166,597,654
Accumulated deficit                                                     (141,410,564)    (140,419,425)
                                                                       -------------    -------------
  Total stockholders' equity                                              25,453,517       26,444,656
                                                                       -------------    -------------

  Total liabilities and stockholders' equity                           $  30,271,192    $  29,111,415
                                                                       =============    =============

   The accompanying notes are an integral part of these financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                                             June 30,
                                                       2002            2001
                                                   ------------    ------------

Product                                            $  1,619,442    $    712,536

Costs and expenses:
    Cost of product sold                                669,646         356,439
    Research and development                          1,227,257       1,426,313
    Selling, general and administrative                 882,257         617,417
                                                   ------------    ------------
     Total costs and expenses                         2,779,160       2,400,169
                                                   ------------    ------------

Loss from operations                                 (1,159,718)     (1,687,633)
                                                   ------------    ------------

    Investment and interest income                      168,579         344,124

    Net loss                                       $   (991,139)   $ (1,343,509)
                                                   ============    ============

    Basic and diluted net loss per share           $       (.04)   $       (.05)
                                                   ============    ============

    Basic and diluted weighted average common
    shares outstanding                               26,642,750      26,633,450
                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Months Ended
                                                                   June 30,
                                                               2002            2001
                                                           -----------    ------------
Cash flows from operating activities:
    Net loss                                               $  (991,139)   $ (1,343,509)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                              161,594          82,797
Changes in assets and liabilities:
    Accounts receivable                                        469,216           1,679
    Inventories                                               (112,162)       (276,789)
    Prepaid expenses and other current assets                   30,244        (253,355)
    Other assets                                            (1,250,000)         56,882
    Accounts payable                                          (286,368)       (112,320)
    Accrued expenses                                          (155,995)        (21,555)
    Other current liabilities                                   17,253              --
                                                           -----------    ------------
    Net cash used in operating activities                   (2,117,357)     (1,866,170)
                                                           -----------    ------------

Cash flows from investing activities:
    Redemption of marketable securities                      4,101,545       5,566,008
    Purchases of marketable securities                      (1,079,774)     (7,748,594)
    Purchases of property, plant and equipment                (845,063)        (28,500)
                                                           -----------    ------------
    Net cash provided by (used in) investing activities      2,176,708      (2,211,086)
                                                           -----------    ------------

Cash flows from financing activities:

    Proceeds from exercise of stock options                         --           2,500
                                                           -----------    ------------

Net increase (decrease) in cash and cash equivalents            59,351      (4,074,756)
     Cash and cash equivalents, beginning of period          8,696,194      16,163,625
                                                           -----------    ------------
     Cash and cash equivalents, end of period              $ 8,755,545    $ 12,088,869
                                                           ===========    ============

Supplemental Disclosure of noncash operating activities:
      Value of common stock exchanged for license          $ 2,576,025    $         --
                                                           ===========    ============


    The accompanying notes are an integral part of these financial statements

                              REPLIGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

      1.    Basis of Presentation

      The financial statements included herein have been prepared by Repligen Corporation (the "Company" or "Repligen"), in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company's Form 10-K for the year ended March 31, 2002.

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

      2.    Revenue Recognition

      The Company generates product revenues from the sale of its Protein A products to customers in the pharmaceutical and process chromatography industries. The Company recognizes revenue related to product sales upon shipment of the product to the customer (the point of title transfer), as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is probable.

      The Company applies Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No. 101 requires companies to recognize certain upfront nonrefundable fees and milestone payments over the life of the related alliance when such fees are received in conjunction with alliances that have multiple elements. The adoption of SAB No. 101 did not have a significant impact on the Company's financial statements.

      3.    Net Loss Per Share

      The Company applies Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and warrants, is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for the periods presented in the accompanying financial statements do not include the potential common shares from warrants and stock options because to do so would have been antidilutive for the periods presented. Accordingly, basic and diluted net loss per share is the same. At June 30, 2002, there were outstanding options to purchase 1,846,900 shares of the Company's common stock at a weighted average exercise price of $2.69 per share and warrants to purchase 404,946 shares of the Company's common stock at a weighted average exercise price of $5.24 per share not included in the calculation of earnings per share. At June 30, 2001, there were outstanding options to purchase 1,643,341 shares of the Company's common stock at a weighted average exercise price of $2.65 per share and warrants to purchase 424,846 shares of the Company's common stock at a weighted average exercise price of $5.26 per share not included in the calculation of earnings per share. Also not included in the calculation of diluted earnings per share are the 696,000 shares of common stock that will be issued to ChiRhoClin, Inc. in October 2002 in connection with a licensing agreement.

      4.    Cash, Cash Equivalents & Marketable Securities

      The Company applies SFAS No. 115, "Accounting for Certain Instruments in Debt and Equity Securities." At June 30, 2002, the Company's cash equivalents and marketable securities are classified as held-to-maturity as the Company has the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year. The Company has not recorded any realized gains or losses on its marketable securities for the three month periods ending June 30, 2002 and June 30, 2001.

      Cash, cash equivalents and marketable securities consist of the following at June 30, 2002 and March 31, 2002:

                                                               June 30,     March 31,
                                                                 2002          2002
                                                             -----------   -----------
Cash and cash equivalents
  Cash                                                       $ 8,755,545   $ 8,696,194
                                                             -----------   -----------
  Total cash and cash equivalents                            $ 8,755,545   $ 8,696,194
                                                             ===========   ===========

  Marketable securities
  U.S. Government and agency securities                      $   902,879   $ 1,414,994
  Corporate and other debt securities                          9,927,329    10,728,176
                                                             -----------   -----------
  (Average  of  remaining  maturity  6.6 months at June
  30, 2002)                                                  $10,830,208   $12,143,170
                                                             ===========   ===========

Long-term marketable securities
  U.S. Government and agency securities                      $ 1,202,798   $        --
  Corporate and other debt securities                            999,246     3,910,852
                                                             -----------   -----------
  (Average of remaining  maturity 21 months at June 30,
   2002)                                                     $ 2,202,044   $ 3,910,852
                                                             ===========   ===========

      Restricted cash of $500,000 is related to the Company's facility lease obligation.

      5.    Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at June 30, 2002 and March 31, 2002.

                                                        June 30,       March 31,
                                                          2002            2002
                                                       ----------       --------

Raw materials and work-in-process                      $  829,249       $652,940
Finished goods                                            199,004        263,151
                                                       ----------       --------
       Total                                           $1,028,253       $916,091
                                                       ==========       ========

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

      The following table represents the Company's revenue by geographic area:

                                        Three Months Ended
                                            June 30,
                                         2002       2001
                                         ----       ----
             US                           25%        87%
             Europe                       74%        11%
             Other                         1%         2%
                                         ----       ----
             Total                       100%       100%

      During the three months ended June 30, 2002, there were two customers who accounted for approximately 54% and 20% of the Company's revenues, respectively. During the three months ended June 30, 2001, there was one customer who accounted for approximately 72% of the Company's revenues. Two customers accounted for 57% and 14%, of the Company's accounts receivable at June 30, 2002, respectively. Two customers accounted for 69% and 24% of the Company's accounts receivable at March 31, 2002, respectively.

      8.    Other Assets

      In April 2002 the United States Food and Drug Administration granted approval to market SecreFlo(TM) (synthetic porcine secretin), the first synthetic version of the hormone secretin. SecreFlo(TM) has been approved for stimulation of pancreatic secretions. Under terms of its licensing agreement, Repligen paid a milestone payment of $1,250,000 in cash and is required to issue approximately 696,000 shares of unregistered common stock to ChiRhoClin, Inc.(CRC) in October 2002. During the quarter ended June 30, 2002, the Company recorded the fair value of these shares, $2,576,025, and the cash of $1,250,000, as a long-term intangible asset. This amount will be amortized to cost of product revenue over the remaining term of the license, approximately seven years. The fair value of the portion of the license fee payable in common stock is recorded as a current liability. In addition, Repligen will be required to pay future royalties to CRC related to product sales in cash.

      9.    Reclassifications

      We have reclassified certain prior-period information to conform to the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Overview

      Repligen Corporation's ("Repligen" or the "Company") goal is to become the leading company in the development of innovative therapeutic products for debilitating pediatric diseases. Our therapeutic product candidates are secretin for autism, uridine for neurological and metabolic diseases and CTLA4-Ig for immune disorders. These products are synthetic forms of naturally-occurring substances which may correct improperly regulated biological processes with minimal toxicity or side-effects. Our product candidates have the potential to produce clinical benefits not attainable with any existing drug in diseases for which there are few alternatives.

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

      Results of Operations

      Revenues

      Product revenues for the three month periods ended June 30, 2002 and June 30, 2001, were approximately $1,619,000 and $713,000, respectively, an increase of $906,000 or 127%. This increase is largely attributable to the timing of large-scale production orders of Protein A.

      Costs and Expenses

      Total costs and expenses for the three month periods ended June 30, 2002 and June 30, 2001, were approximately $2,779,000 and $2,400,000, respectively, an increase of $379,000 or 16%.

      Cost of product sold for the three month periods ended June 30, 2002 and June 30, 2001, were approximately $670,000 and $356,000, respectively, an increase of $314,000 or 88%. This increase is largely attributable to increased Protein A sales and to mix of product sales. Gross margin for products sold in the three month periods ended June 30, 2002 and 2001 were 59% and 50%, respectively. This increase in gross margin is due primarily to product mix of sales and manufacturing efficiencies.

      Research and development expenses for the three month period ended June 30, 2002, compared to the three month period ended June 30, 2001, were approximately $1,227,000 and $1,426,000, respectively, a decrease of $199,000 or 14%. This decrease is largely attributable to decreased clinical material costs.

      Selling, general and administrative expenses (SG&A) for the three month period ended June 30, 2002 compared to the three month period ended June 30, 2001, were approximately $882,000 and $617,000, respectively, an increase of $265,000 or 43%. These increases are largely attributable to litigation expense incurred in defense of the Company's patents and expenses associated with the company's relocation to its new headquarters.

   Investment and Interest Income

      Investment income for the three month periods ended June 30, 2002 and June 30, 2001, was approximately $169,000 and $344,000, respectively, a decrease of $175,000 or 51%. This decrease is attributable to lower average funds available for investment and lower interest rates during the three months ended June 30, 2002 compared to the same period in fiscal 2002.

    Liquidity and Capital Resources

      We have financed our operations primarily through private placements of common stock and revenues derived from product sales, collaborative research agreements, government grants, and payments received pursuant to licensing and royalty agreements. Total cash, cash equivalents and marketable securities at June 30, 2002 equaled $22,288,000, a decrease of $2,962,000 from $25,250,000 at
March 31, 2002.

      Repligen's operating activities used cash of approximately $2,117,000 for the three month period ended June 30, 2002, consisting of a net loss of approximately $991,000, an increase in inventory of $112,000, a decrease in accounts receivable of $469,000, an increase in other assets of $1,250,000 and decreases in accounts payable of $280,000 and prepaid expenses of $30,000. This use of cash was offset by non-cash charges of $162,000 for depreciation and amortization, a decrease in accrued expenses of $156,000 and an increase in other current liabilities of $17,000. Our cash was reduced by capital expenditures of $845,000 associated with the construction and equipment necessary for the Company's new corporate offices.

      We have leased, pursuant to a ten-year lease agreement, a new corporate headquarters in Waltham, Massachusetts. We anticipate that this new facility will increase operating efficiencies and manufacturing capacity to meet the growing demand for our Protein A products, and to better meet corporate goals and objectives. We relocated to this facility in May 2002. Annual rent expense associated with this new facility will increase approximately $230,000 due to the additional space in this new facility. In connection with this lease agreement, a letter of credit in the amount of $500,000 was issued to the Company's landlord. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included in restricted cash in the accompanying balance sheet as of June 30, 2002.

      During April 2002 and as required by the terms of our license agreement with ChiRhoClin, we paid a milestone payment of $1,250,000 in connection with the FDA's approval of SecreFlo, our synthetic porcine secretin product. Also pursuant to such license agreement, we are required to issue to ChiRhoClin approximately 696,000 shares of our common stock in October 2002. We have not granted registration rights to ChiRhoClin with respect to the shares to be issued under the license agreement. In addition, under the terms of our license agreement with ChiRhoClin, if the FDA approves the new drug application for human secretin diagnostic, we will be required to pay ChiRhoClin additional milestones in cash. We will be required to pay royalties on sales of both synthetic porcine and human products.

      Working capital decreased to $16,785,000 at June 30, 2002 from $20,577,000 at March 31, 2002 as a result of research and development spending and capital expenditures.

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

Cautionary Statement Regarding Forward-Looking Statements

      Statements in this Quarterly Report on Form 10-Q, as well as oral statements that may be made by Repligen or by officers, directors or employees of Repligen acting on the Repligen's behalf, that are not historical facts constitute "forward-looking statements" which are made pursuant to the safe harbor provisions Section 21E of the Securities Exchange Act of 1934. The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements, including, without limitation, risks associated with the success of current and future collaborative relationships, the market acceptance of our products, our ability to compete with larger, better financed pharmaceutical and biotechnology companies, new approaches to the treatment of our targeted diseases, our expectation of incurring continued losses, our ability to generate future revenues, our ability to raise additional capital to continue our drug development programs, the success of our clinical trials, our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of litigation regarding our intellectual property rights, our limited sales and manufacturing capabilities, our dependence on third-party manufacturers, our ability to hire and retain skilled personnel, and our volatile stock price. Further information on potential risk factors that could affect the Company's financial results are included in the filings made by the Company from time to time with the Securities and Exchange Commission including under the section entitled "Certain Factors that may Affect Future Results" in our annual report on Form 10-K for the year ended March 31, 2002.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On June 21, 2001, Pro-Neuron, Inc. filed a complaint (the "Pro-Neuron Complaint") against the Regents of the University of California (the "Regents") and Repligen at the Superior Court of California, County of San Diego seeking to void the License Agreement relating to treatment of mitochondrial disease entered into between Repligen and the University of California, San Diego ("UCSD") in December 2000 (the "UCSD License Agreement"). The Pro-Neuron Complaint, among other things, also requests the court order the Regents assign all rights licensed to Repligen pursuant to the UCSD License Agreement to Pro-Neuron pursuant to the Regent's agreement with Pro-Neuron. Pro-Neuron subsequently moved to amend the complaint to include misappropriation of trade secrets. The Regents and Repligen believe that the Pro-Neuron Complaint is without merit and intend to vigorously defend their rights. If Pro-Neuron is successful in this action, Repligen's ability to commercialize uridine for mitochondrial disease may be limited.

      Repligen and the University of Michigan (the "University") believe that the University is entitled to rights to certain United States patents owned by Bristol-Myers Squibb Company ("BMS"), which patents cover claims for composition and methods of use for CTLA4-Ig. On August 31, 2000, Repligen and the University filed a complaint against BMS at the United States District Court for the Eastern District of Michigan in Detroit, Michigan seeking correction of inventorship on these patents. A correction of inventorship would result in the University being designated as the assignee or a co-assignee on any corrected BMS patent. Repligen would then have rights to such technology pursuant to a 2000 License Agreement with the University, a 1995 Asset Acquisition Agreement with Genetics Institute and other related agreements. Repligen's failure to obtain shared ownership rights in the BMS patents may restrict Repligen's ability to commercialize CTLA4-Ig. Repligen and the University have also filed patents related to compositions of matter and methods of use of CTLA4-Ig.

ITEM 5. OTHER INFORMATION

      As previously reported in the Company's Current Report on Form 8-K, filed June 19, 2002, as amended by a Current Report on Form 8-K/A, filed June 28, 2002, which are incorporated herein by reference, Arthur Andersen LLP have been dismissed as the Company's independent accountants and Ernst & Young LLP have been engaged as the Company's independent accountants for the fiscal year ending March 31, 2003, subject to ratification of the stockholders at the Annual Meeting of Stockholders scheduled for September 12, 2002.

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

         3.2 By-laws (filed as Exhibit 3.2 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

        99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

       1)   Current Report on Form 8-K, filed on April 9, 2002;

       2)   Current Report on Form 8-K, filed on May 24, 2002;

       3) Current Report on Form 8-K, filed June 19, 2002, as amended by Current Report on Form 8 K/A filed on June 28, 2002.


                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     REPLIGEN CORPORATION
                                      (Registrant)

Date:  August 2, 2002           By:  /s/ Walter C. Herlihy
                                     ---------------------------
                                     Chief Executive Officer and President,
                                     Principal Financial and Accounting Officer

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

         3.2 By-laws (filed as Exhibit 3.2 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

        99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002