Form 10-Q
period 2002-09-30
REPLIGEN CORP
filed 2002-11-12
CIK 730272

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

                         Commission File Number 0-14656

                              REPLIGEN CORPORATION
             (exact name of registrant as specified in its charter)

               Delaware                                         04-2729386
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

        41 Seyon Street, Bldg 1.
               Waltham, MA                                         02453
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (781) 250-0111

        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2002.

Common Stock, par value $.01 per share                             27,338,973
--------------------------------------                          ----------------
              Class                                             Number of Shares

                              REPLIGEN CORPORATION
                                      INDEX

                          PART I. FINANCIAL INFORMATION                     PAGE
                                                                            ----

Item 1. Financial Statements (Unaudited)
        Balance Sheets as of September 30, 2002 and March 31, 2002             3

        Statements of Operations for the Three Months and Six Months
        Ended September 30, 2002 and 2001                                      4

        Statements of Cash Flows for the Six Months
        Ended September 30, 2002 and 2001                                      5

        Notes to Financial Statements                                          6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              9

Item 3. Quantitative and Qualitative Disclosures About Market Risk            15

Item 4. Controls and Procedures                                               16

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     16

Item 2. Changes in Securities and Use of Proceeds
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders                   17

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K                                      18

Signature                                                                     19

Certification                                                                 19

Exhibit Index                                                                 21

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                              REPLIGEN CORPORATION
                                 BALANCE SHEETS

                            ASSETS                          September 30, 2002      March 31, 2002
                                                            ------------------      --------------
Current assets:                                                (Unaudited)            (Audited)
    Cash and cash equivalents                                 $   9,684,545         $   8,696,194
    Marketable securities                                         7,763,363            12,143,170
    Accounts receivable, net                                        853,568               865,861
    Inventory                                                       901,003               916,091
    Prepaid expenses and other current assets                       644,876               622,309
                                                              -------------         -------------
     Total current assets                                        19,847,355            23,243,625
                                                              -------------         -------------

Property and equipment, at cost:
    Leasehold improvements                                        2,486,748             1,657,416
    Equipment                                                     1,282,411             1,169,080
    Furniture and fixtures                                          352,174               352,174
                                                              -------------         -------------
                                                                  4,121,333             3,178,670
    Less: accumulated depreciation and amortization               1,828,765             1,721,732
                                                              -------------         -------------
                                                                  2,292,568             1,456,938

Long term marketable securities                                   2,194,843             3,910,852
Restricted cash                                                     500,000               500,000
                                                              -------------         -------------
                                                                  2,694,843             4,410,852
                                                              -------------         -------------

Other assets, net (Note 8)                                        3,570,960                    --
                                                              -------------         -------------

     Total assets                                             $  28,405,726         $  29,111,415
                                                              =============         =============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                          $     534,854         $   1,407,955
    Accrued expenses                                                923,978             1,258,804
    License fee payable                                           2,576,025                    --
                                                              -------------         -------------
     Total current liabilities                                    4,034,857             2,666,759
                                                              -------------         -------------

Stockholders' equity:

    Preferred stock, $.01 par value -
    authorized, 5,000,000 shares, -- outstanding, none,                  --                    --
    Common stock, $.01 par value-
    Authorized, 40,000,000 shares, -- outstanding,
    26,642,750 shares at September 30, 2002 and
    26,642,750 shares at March 31, 2002                             266,427               266,427
Additional paid-in capital                                      166,597,654           166,597,654
Accumulated deficit                                            (142,493,212)         (140,419,425)
                                                              -------------         -------------
     Total stockholders' equity                                  24,370,869            26,444,656
                                                              -------------         -------------

     Total liabilities and stockholders' equity               $  28,405,726         $  29,111,415
                                                              =============         =============

                See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three Months Ended                   Six Months Ended
                                            September 30,                       September 30,
                                       2002              2001              2002              2001
                                   ------------------------------------------------------------------
Product sales                      $  1,687,490      $    886,733      $  3,306,932      $  1,599,268
Cost of product sold                    661,797           554,600         1,331,443           911,039
                                   ------------      ------------      ------------      ------------
    Gross Margin                      1,025,693           332,133         1,975,489           688,229

Operating expenses:
    Research and development          1,254,221         1,330,207         2,481,478         2,756,520
    Selling, general and
    administrative                    1,009,734           680,518         1,891,991         1,297,935
                                   ------------      ------------      ------------      ------------
     Total operating expenses         2,263,955         2,010,725         4,373,469         4,054,455
                                   ------------      ------------      ------------      ------------

Loss from operations                 (1,238,262)       (1,678,592)       (2,397,980)       (3,366,226)

    Investment and interest
    income                              155,614           301,720           324,193           645,845
                                   ------------      ------------      ------------      ------------

Net loss                           $ (1,082,648)     $ (1,376,872)     $ (2,073,787)     $ (2,720,381)
                                   ============      ============      ============      ============

    Basic and diluted net loss
    per share                      $       (.04)     $       (.05)     $       (.08)     $       (.10)
                                   ============      ============      ============      ============

    Basic and diluted weighted
    average common shares
    outstanding                      26,642,750        26,639,150        26,642,750        26,636,291
                                   ============      ============      ============      ============

                See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six Months Ended
                                                                      September 30,
                                                                 2002              2001
                                                             -----------      ------------
Operating activities:
    Net loss                                                 $(2,073,787)     $ (2,720,381)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                               362,097           165,347

Changes in operating assets and liabilities:
    Accounts receivable                                           12,293           181,985
    Inventory                                                     15,088          (308,445)
    Prepaid expenses and other current assets                    (22,567)         (176,566)
    Other assets                                              (1,250,000)           56,882
    Accounts payable                                            (873,101)           28,195
    Accrued expenses                                            (334,826)          203,725
                                                             -----------      ------------
     Net cash used in operating activities                    (4,164,803)       (2,569,258)
                                                             -----------      ------------

Investing activities:
    Redemption of marketable securities                        7,121,989         5,996,839
    Purchases of marketable securities                        (1,026,172)      (15,937,171)
    Purchases of property and equipment                         (942,663)         (105,537)
                                                             -----------      ------------
     Net cash provided by (used in) investing activities       5,153,154       (10,045,869)
                                                             -----------      ------------

Financing activities:

    Proceeds from exercise of stock options                           --            13,060
                                                             -----------      ------------
    Net cash provided by financing activities                         --            13,060
                                                             -----------      ------------

Net increase (decrease) in cash and cash equivalents             988,351       (12,602,067)
     Cash and cash equivalents, beginning of period            8,696,194        16,163,625
                                                             -----------      ------------
     Cash and cash equivalents, end of period                $ 9,684,545      $  3,561,558
                                                             ===========      ============

Supplemental Disclosure of Noncash operating activities:
  Value of common stock exchanged for license                $ 2,576,025      $         --
                                                             ===========      ============

                See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

      1. Basis of Presentation

      The financial statements included herein have been prepared by Repligen Corporation (the "Company" or "Repligen"), in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company's Form 10-K for the year ended March 31, 2002.

      In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

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

      2. Revenue Recognition

      The Company generates product revenues from the sale of its Protein A products to customers in the pharmaceutical and process chromatography industries. The Company recognizes revenue related to product sales upon shipment of the product to the customer (the point of title transfer), as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of any related receivable is probable.

      The Company applies Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 requires companies to recognize certain upfront nonrefundable fees and milestone payments over the life of the related agreement when such fees are received in conjunction with agreements that have multiple elements. The adoption of SAB No. 101 did not have a significant impact on the Company's financial statements.

      3. Net Loss Per Share

      The Company applies Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and warrants, is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for the periods presented in the accompanying financial statements do not include the potential common shares from warrants and stock options because to do so would have been antidilutive for the periods presented. Accordingly, basic and diluted net loss per share is the same. At September 30, 2002, there were outstanding options to purchase 1,839,900 shares of the Company's common stock at a weighted average exercise price of $2.55 per share and warrants to purchase 404,946 shares of the Company's common stock at a weighted average exercise price of $5.24 per share not included in the calculation of earnings per share. At September 30, 2001, there were outstanding options to purchase 1,688,841 shares of the Company's common stock at a weighted average exercise price of $2.65 per share and warrants to purchase 404,946 shares of the Company's common stock at a weighted average exercise price of $5.24 per share not included in the calculation of earnings per share. Also not included in the calculation of diluted earnings per share are the 696,223 shares of common stock issued to ChiRhoClin, Inc. in October 2002 in connection with a licensing agreement.

      4. Cash, Cash Equivalents and Marketable Securities

      The Company applies SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At September 30, 2002, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year. The Company has not realized any gains or losses on its marketable securities for the three month or six month periods ending September 30, 2002 and 2001.

      Cash, cash equivalents and marketable securities consist of the following at September 30, 2002 and March 31, 2002:

                                                    September 30,    March 31,
                                                        2002            2002
                                                    -------------   -----------
Cash and cash equivalents
    Cash                                             $9,684,545     $ 8,696,194
                                                     ----------     -----------
    Total cash and cash equivalents                  $9,684,545     $ 8,696,194
                                                     ==========     ===========

    Marketable securities
    U.S. Government and agency securities            $       --     $ 1,414,994
    Corporate and other debt securities               7,763,363      10,728,176
                                                     ----------     -----------
    (Average of remaining maturity, 5.78 months
      at September 30, 2002)                         $7,763,363     $12,143,170
                                                     ==========     ===========
Long-term marketable securities
    U.S. Government and agency securities            $  993,342     $        --
    Corporate and other debt securities               1,201,501       3,910,852
                                                     ----------     -----------
    (Average of remaining maturity, 17.80 months
      at September 30, 2002)                         $2,194,843     $ 3,910,852
                                                     ==========     ===========

      Restricted cash of $500,000 is related to the Company's facility lease obligation.

      5. Inventory

      Inventory is stated at the lower of cost (first in, first out) or market and consists of the following at September 30, 2002 and March 31, 2001.

                                                 September 30,    March 31,
                                                     2002           2002
                                                 -------------    --------

      Raw materials and work-in-process            $631,829       $652,940
      Finished goods                                269,174        263,151
                                                   --------       --------
             Total                                 $901,003       $916,091
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

      The following table represents the Company's revenue by geographic area:

                              Three Months Ended         Six Months Ended
                                 September 30,             September 30,
                               2002         2001         2002         2001
                               ----         ----         ----         ----
      US                        55%          12%          40%          44%
      Europe                    42%          86%          58%          54%
      Other                      3%           2%           2%           2%
                               ---          ---          ---          ---
      Total                    100%         100%         100%         100%

      During the three months ended September 30, 2002 there were two customers who accounted for approximately 39% and 36% of the Company's revenues. During the three months ended September 30, 2001, there was one customer who accounted for approximately 85% of the Company's revenues. Two customers accounted for 72% and 13% of the Company's accounts receivable at September 30, 2002. Two customers accounted for 69% and 24% of the Company's accounts receivable at March 31, 2002, respectively.

      8. Other Assets

      In April 2002 the United States Food and Drug Administration granted approval to market SecreFlo(TM) (synthetic porcine secretin), the first synthetic version of the hormone secretin. SecreFlo(TM) has been approved for stimulation of pancreatic secretions to aid in the diagnosis of pancreatic exocrine dysfunction, or chronic pancreatitis and stimulation of gastrin secretion to aid in the diagnosis of gastrinoma, a gastrointestinal tumor. Under terms of its licensing agreement with ChiRhoClin, Inc. (CRC), Repligen paid a milestone payment of $1,250,000 in cash and issued 696,223 shares of unregistered common stock in October 2002. During the quarter ended June 30, 2002, the Company recorded the fair value of these shares, $2,576,025, and the cash of $1,250,000, as a long-term intangible asset. Beginning in April 2002, this amount will be amortized to cost of product revenue over the remaining term of the license, approximately seven years. As of September 30, 2002 the fair value of the portion of the license fee payable in common stock is recorded as a current liability in the accompanying balance sheet. In addition, Repligen will be required to pay future royalties to CRC related to product sales in cash. In October 2002, Repligen commenced selling SecreFlo(TM).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Overview

      Repligen's goal is to become the leader in the development of new products for profound pediatric developmental disorders. Our therapeutic product candidates are secretin for autism, uridine for neurologic and metabolic diseases and CTLA4-Ig for autoimmune disorders. These products are synthetic forms of naturally-occurring substances which may correct improperly regulated biological processes with minimal toxicity or side-effects. Our product candidates have the potential to produce clinical benefits not attainable with any existing drug in diseases for which there are few alternative therapies or treatments.

      Autism is a profound developmental disorder characterized by deficits in social interaction, impaired communication, and repetitive behaviors. A recent study by the Centers for Disease Control found a prevalence rate for autism in children of 1 in 300, a rate greater than leukemia, cystic fibrosis and multiple sclerosis combined. Based on our Phase 2 clinical data and discussions with the FDA, we are currently conducting two randomized, placebo-controlled, double-blind Phase 3 clinical trials to evaluate the impact of secretin on the social interaction deficits of autism in children 2.7 to 4.9 years of age. Each child will receive six doses of secretin or a placebo over 18 weeks and will be evaluated with the social interaction scale of the Autism Diagnostic Observation Schedule and with a Clinical Global Impression of Change.

      In February 2000, we were issued a broad U.S. patent covering the use of secretin in the treatment of autism. We are currently prosecuting additional patent applications in the United States, Europe and Japan. There are currently no drugs approved by the FDA for the treatment of autism.

      Mitochondria are structures found in every cell, which convert nutrients into energy for cellular processes. Mitochondrial diseases are characterized by impaired function of many systems and organs, particularly skeletal muscles (weakness, poor motor skills), the nervous system (seizures, poor cognition) and dysfunction of the heart and kidney. Mitochondria are the only cellular (non-dietary) source of uridine and its synthesis may be impaired in patients with mitochondrial disease. Uridine is a naturally occurring substance required by all cells for the synthesis of RNA, DNA and other essential biological factors. Published reports have suggested that daily administration of uridine or a derivative of uridine to patients with mitochondrial diseases was well tolerated by the patients and produced symptom improvements in some patients. We have completed toxicity testing in animals and we intend to submit an IND to test uridine in mitochondrial disease by year's end.

      We are evaluating the potential of uridine (or analogs of uridine) for several neurological disorders for which there is unmet medical need. "Purine autism" is a form of autism in which patients appear to have a defect in the way they metabolize purines, essential components of RNA, DNA and many biological factors. Research at Repligen has confirmed that approximately 15-20% of patients with autistic symptoms have evidence of this metabolic abnormality. Several patients with "purine autism" have been treated by others with daily, oral dosing of uridine. We intend to submit an IND to test uridine in purine autism by year's end.

      Preclinical studies have demonstrated that uridine is active in an animal model of depression. As previously reported, studies carried out by our collaborators at Harvard Medical School indicate that uridine is active in a widely accepted model of depression. We intend to extend this observation in patients who have forms of depression which are not adequately treated with current therapies. In some of these patients we intend to examine the effect of uridine on changes in brain chemistry which may provide clues to its mechanism of action.

      In December 2000, the Company licensed from the University of California, San Diego exclusive rights to U.S. patent applications covering novel methods for the treatment of mitochondrial disease and novel methods for treatment of purine autism. (For more information on our intellectual property rights to uridine and related compounds for the treatment of mitochondrial disease, please see "Legal Proceedings.")

      Immune thrombocytopenic purpura ("ITP") is an autoimmune disease in which the patient's immune system mounts an attack on his or her own blood platelets which can result in internal bleeding. CTLA4 signals the immune system to "turn off" after it has successfully cleared a bacterial or viral infection. We have created an injectable form of CTLA4-Ig which we believe will have a wide application in diseases characterized by over-activation of the immune system. We are currently conducting a Phase 2 clinical trial of CTLA4-Ig in patients with refractory ITP.

      In September 2002, we were granted a U.S. patent for the specific product form of CTLA4-Ig which we are developing. Repligen has also obtained an exclusive license to the patent rights of the University of Michigan which pertain to CTLA4-Ig and is prosecuting patents filed by the University of Michigan related to therapeutic uses of CTLA4-Ig. We also believe that the University of Michigan and Repligen are entitled to rights to certain U.S. patents on compositions and therapeutic uses of CTLA4 which have been issued to Bristol-Myers Squibb Company. (For more information on our intellectual property rights to CTLA4-Ig, please see "Legal Proceedings.")

      Our business strategy is to partially fund the development of our proprietary therapeutic products with the profits derived from the sales of our specialty pharmaceutical products: Protein A and SecreFlo(TM). This will enable us to independently advance our proprietary drug development programs while at the same time minimizing our operating losses. We intend to seek additional current product opportunities to increase our current product revenues as we increase expenditures on clinical development of our therapeutic products.

      We manufacture and market products for the production of therapeutic monoclonal antibodies. We currently market a line of products for the purification of antibodies based on a naturally occurring protein, Protein A, which can specifically bind to antibodies. Repligen owns composition of matter patents for recombinant Protein A in the United States. In December 1998, we entered into a ten-year agreement to supply recombinant Protein A to Amersham Pharmacia Biotech ("Amersham"), a leading supplier to the biopharmaceutical market.

      In October 1999, we licensed exclusive commercial rights to two diagnostic products based on synthetic forms of porcine (pig-derived) and human secretin from a private company. Both of these products have been evaluated in clinical trials for their safety and efficacy in diagnosing chronic pancreatitis and gastrinoma. In April 2002, the FDA approved the use of synthetic secretin ("SecreFlo(TM)") to aid in the diagnosis of pancreatic exocrine dysfunction or chronic pancreatitis and diagnosis of gastrinoma, a form of cancer. The FDA has granted SecreFlo(TM) Orphan Drug Designation, which means it is the only form of secretin marketed for the approved indications in the United States until 2009. We market these diagnostic products in the U.S to hospital-based gastroenterologists by our gastroenterology sales specialists. In October 2002, we commenced selling SecreFlo(TM).

      Revenue Recognition

      The Company generates product revenues from the sale of its Protein A products to customers in the pharmaceutical and process chromatography industries. The Company recognizes revenue related to product sales upon shipment of the product to the customer (the point of title transfer), as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of any related receivable is probable.

      The Company applies SAB No. 101, "Revenue Recognition." SAB No. 101 requires companies to recognize certain upfront nonrefundable fees and milestone payments over the life of the related alliance when such fees are received in conjunction with alliances that have multiple elements. The adoption of SAB No. 101 did not have a significant impact on the Company's financial statements.

      Critical Accounting Policies

      We considered the disclosure requirements of FR-60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes during the quarter that would warrant further disclosure under these releases.

      Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. SEPTEMBER 30, 2001

      Products Sold

      Product sales for the three month periods ended September 30, 2002 and September 30, 2001, were approximately $1,687,000,and $887,000 respectively, an increase of $800,000 or 90%. This increase is largely attributable to increased demand from value-added resellers who incorporate our Protein A products into their proprietary antibody purification systems, which they sell to the biotechnology and pharmaceutical industry.

      Cost of Product sold

      Cost of product sold for the three month periods ended September 30, 2002 and September 30, 2001, were approximately $662,000 and $555,000, respectively, an increase of $107,000 or 19%. This increase is due primarily to increased costs associated with producing more product and the amortization cost of the licensing payment to CRC made in connection with the FDA's recent approval of SecreFlo(TM). Gross margin for products sold in the three month periods ended September 30, 2002 and 2001 were $1,025,000 or 61% and $332,000 or 37%, respectively. This increase in gross margin is due primarily to a change from period to period in the mix of Protein A product sales.

      Operating Expenses

      Total operating expenses for the three month periods ended September 30, 2002 and September 30, 2001, were approximately $2,264,000 and $2,011,000, respectively, an increase of $253,000 or 13%.

      Research and development expenses for the three month period ended September 30, 2002, compared to the three-month period ended September 30, 2001, were approximately $1,254,000 and $1,330,000, respectively, a decrease of $76,000 or 6%. This decrease is largely attributable to a decrease in clinical material expenses generated in fiscal 2002 partially offset by an increase in personnel costs and clinical trial expenses incurred during fiscal 2003.

      Selling, general and administrative expenses (SG&A) for the three month period ended September 30, 2002 compared to the three month period ended September 30, 2001, were approximately $1,010,000 and $681,000, respectively, an increase of $329,000 or 48%. This increase is largely attributable to increased staffing and litigation expenses. We anticipate that this increase in SG&A expenses will continue as we expand our commercial operations and as our legal proceedings move to trial.

      Investment and Interest Income

      Investment income for the three month periods ended September 30, 2002 and September 30, 2001, was approximately $156,000 and $302,000, respectively, a decrease of $146,000 or 48%. This decrease is attributable to lower average funds available for investment and lower interest rates during the three months ended September 30, 2002 compared to the same period in fiscal 2002.

SIX MONTHS ENDED SEPTEMBER 30, 2002 VS. SEPTEMBER 30, 2001

      Products sold

      Year to date product revenues for the six month period ended September 30, 2002 and 2001, were approximately $3,307,000 and $1,600,000 respectively, an increase of approximately $1,707,000 or 107%. This increase is largely attributable to increased shipments to Amersham and other value-added resellers during the period. Revenues will fluctuate from quarter to quarter and from year to year depending upon, among other factors, demand for the Company's products, new product introductions and the Company's ability to optimize distribution of its products.

      Cost of Product sold

      Cost of product sales for the six month period ended September 30, 2002 and 2001, were approximately $1,331,000 and $911,000, respectively, an increase of approximately $420,000 or 46%. This increase is due primarily to increased product sales and the amortization cost of the licensing payment to CRC made in connection with the FDA's recent approval of SecreFloTM. Gross margin for products sold in the six month periods ended September 30, 2002 and 2001 were $1,976,000, or 60%, and $689,000, or 43%, respectively. This increase is largely attributable to increased Protein A sales, the mix of products sold and operational efficiencies that have been made in the manufacturing process.

      Operating Expenses

      Year to date operating expenses for the six month period ended September 30, 2002 and 2001, were approximately $4,374,000 and $4,055,000, respectively, an increase of approximately $319,000 or 8%.

      Research and development expenses for the six month period ended September 30, 2002 and September 30, 2001, were approximately $2,482,000 and $2,757,000, respectively, a decrease of $275,000 or 10%. This decrease is largely attributable to increases in personnel expenses and expenses associated with our clinical trials offset by a decrease in clinical material costs.

      Selling, general and administrative expenses for the six month periods ended September 30, 2002 and September 30, 2001, were approximately $1,892,000 and $1,298,000, respectively, an increase of $594,000 or 46%. This increase is largely attributable to increased staffing, litigation expenses and expenses associated with the company's relocation to its new corporate headquarters.

      Investment and Interest Income

      Year to date total investment income for the six month period ended September 30, 2002 and 2001, were approximately $324,000 and $646,000 respectively, a decrease of approximately $322,000 or 50%. This decrease is attributable to lower average funds available for investment and lower interest rates during the six months ended September 30, 2002 compared to the same period in fiscal 2002.

      Liquidity and Capital Resources

      We have financed our operations primarily through private placements of common stock and revenues derived from product sales and government grants. Total cash, cash equivalents and marketable securities at September 30, 2002 totaled $20,143,000, a decrease of $5,107,000 from $25,250,000 at March 31,
2002.

      Repligen's operating activities used cash of approximately $4,165,000 for the six month period ended September 30, 2002, consisting of a net loss from operations of approximately $2,074,000, a decrease in inventory of $15,000 and accounts receivable of $12,000, and an increase in other assets of $1,250,000, non-cash charges of $362,000 for depreciation and amortization, an increase to prepaid expenses of $26,000, a decrease in accounts payable of $873,000 and accrued expenses of $335,000.

      We have leased, pursuant to a ten-year lease agreement, a new corporate headquarters in Waltham, Massachusetts. We anticipate that this new facility will increase operating efficiencies and manufacturing capacity to meet the growing demand for our Protein A products, and to better meet corporate goals and objectives. We relocated to this facility in May 2002. Our cash was reduced by capital expenditures of $943,000 associated with the construction and equipment necessary for the Company's new corporate offices.

      Annual rent expense associated with this new facility will increase approximately $230,000 over prior year's rent expense due to the additional space in this new facility. In connection with this lease agreement, a letter of credit in the amount of $500,000 was issued to the Company's landlord. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included in restricted cash in the accompanying balance sheet as of September 30, 2002. In October 2002, this letter of credit was reduced to $200,000.

      During April 2002 and as required by the terms of our license agreement with CRC, we paid a milestone payment of $1,250,000 in connection with the FDA's approval of SecreFloTM, our synthetic porcine secretin product. Also pursuant to such license agreement, we issued to CRC 696,223 shares of our common stock in October 2002. We have not granted registration rights to CRC with respect to the shares to be issued under the license agreement. In addition, under the terms of our license agreement with CRC, if the FDA approves the new drug application for the human synthetic secretin diagnostic product, we will be required to pay CRC additional milestones in cash. We will be required to pay royalties on sales of both synthetic porcine and human secretin diagnostic products.

      Working capital decreased to $15,812,000 at September 30, 2002 from $20,577,000 at March 31, 2002 as a result of research and development spending and capital expenditures.

      We expect to incur significantly higher costs in fiscal 2003 as a result of expanded research and development costs associated with the expansion of activities with clinical trials of our proprietary drug candidates and the launch of our diagnostic product, SecreFlo(TM) and costs associated with our litigation. While we anticipate that the cost of operations will increase as we continue to expand our investment in proprietary product development, we believe we have sufficient funding to satisfy our working capital and capital expenditure requirements for the next twenty-four months. Should we need to secure additional financing to meet our future liquidity requirements, there can be no assurances that we will be able to secure such financing, or that such financing, if available, will be on terms favorable to us.

Cautionary Statement Regarding Forward-Looking Statements

      Statements in this Quarterly Report on Form 10-Q, as well as oral statements that may be made by Repligen or by officers, directors or employees of Repligen acting on the Repligen's behalf, that are not historical facts constitute "forward-looking statements" which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements, including, without limitation, risks associated with the success of current and future collaborative relationships, the market acceptance of our products, our ability to compete with larger, better financed pharmaceutical and biotechnology companies, new approaches to the treatment of our targeted diseases, our expectation of incurring continued losses, our ability to generate future revenues, our ability to raise additional capital to continue our drug development programs, the success of our clinical trials, our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of litigation regarding our intellectual property rights, our limited sales and manufacturing capabilities, our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, and our volatile stock price. Further information on potential risk factors that could affect the Company's financial results are included in the filings made by the Company from time to time with the Securities and Exchange Commission including under the section entitled "Certain Factors that may Affect Future Results" in our annual report on Form 10-K for the year ended March 31, 2002.

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

      We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer (with the exception of US treasury obligations), and type of investment. We intend to hold these investments to maturity, as the intention is to hold these assets in accordance with our business plans.

ITEM 4. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

      Based on an evaluation of Repligen's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days of the filing of this Quarterly Report on Form 10-Q, the President, Chief Executive Officer and Principal Financial and Accounting Officer, Walter C. Herlihy, has concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective.

      Changes in Internal Controls

      There were no significant changes in Repligen's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

      PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On June 21, 2001, Pro-Neuron, Inc. filed a complaint (the "Pro-Neuron Complaint") against the Regents of the University of California (the "Regents") and Repligen at the Superior Court of California, County of San Diego seeking to void the License Agreement relating to treatment of mitochondrial disease entered into between Repligen and the University of California, San Diego ("UCSD") in December 2000 (the "UCSD License Agreement"). The Pro-Neuron Complaint, among other things, requests that the court order the Regents to assign all rights licensed to Repligen pursuant to the UCSD License Agreement to Pro-Neuron pursuant to the Regent's agreement with Pro-Neuron. Pro-Neuron subsequently moved to amend the complaint to include misappropriation of trade secrets. The Regents and Repligen believe that the Pro-Neuron Complaint is without merit and intend to vigorously defend their rights. If Pro-Neuron is successful in this action, Repligen's ability to commercialize uridine for mitochondrial disease may be limited.

      Repligen is the exclusive licensee of all CTLA4 patent rights owned by the University of Michigan ("the University"). Repligen and the University believe that the University has a rightful claim to ownership of certain CTLA4 related patents of Bristol-Myers Squibb Company ("Bristol"). Repligen and the University filed a complaint against Bristol in the United States District Court for the Eastern District of Michigan in August 2000 seeking a correction of inventorship. The suit asserts that a scientist from the University made inventive contributions as part of a collaboration with Bristol scientists and is a rightful inventor on the patents issued to Bristol. Bristol subsequently filed patents claiming uses and compositions of CTLA4 naming only Bristol scientists as inventors.

      Both Repligen/University and Bristol filed motions for summary judgment in March 2002. Repligen/University's motion requested an affirmative summary judgment for Repligen/University's claims and Bristol's motion requested dismissal of the complaint. A hearing on these motions was held on May 23, 2002. On October 17, 2002 the judge denied both motions for summary judgment, determining there are material facts in dispute which must be resolved at a trial. In addition, the court granted a motion by Repligen/University for affirmative summary judgment denying Bristol's ability to assert the defenses of equitable estoppel and laches in this matter. The court denied a motion by Repligen/University to exclude a declaration by an inventor on the patents in the suit. The court has scheduled a trial for April 2003. A correction of inventorship would result in the University/Repligen having rights to some or all of Bristol's patents on CTLA4-Ig. Repligen would then have rights to such technology pursuant to a 2000 License Agreement with the University, a 1995 Asset Acquisition Agreement with Genetics Institute and other related agreements. Repligen's failure to obtain ownership rights in the Bristol patents may restrict Repligen's ability to commercialize CTLA4-Ig. Repligen and the University have also filed patents related to compositions of matter and methods of use of CTLA4-Ig. In September 2002, Repligen was issued a U.S. patent covering the composition of the CTLA4-Ig product form that it is developing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on September 13, 2002. At the Annual Meeting, the stockholders of the Company considered and acted upon a proposal to: (i) elect five members to the Board of Directors (ii) to approve an amended and restated certificate of incorporation and amended and restated by-laws and (iii) ratify the selection of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending March 31, 2003.

Proposal 1. Election of Directors:

The stockholders elected all of the Company's nominees for director.

                                               Shares Voting       Shares Voting
      Directors                                   In Favor            Against
      -------------------------                -------------       -------------
      Robert J. Hennessey*                       23,085,435           923,656
      Walter C. Herlihy, Ph.D.*                  23,078,735           930,356
      G. William Miller*                         23,077,700           931,391
      Alexander Rich, M.D.*                      23,079,785           929,306
      Paul Schimmel, Ph.D.*                      23,084,235           924,856

*     Incumbent

Proposal 2. Amendment and restatement of the certificate of incorporation and by-laws

This proposal was not adopted.

      Shares voting in favor:                                    6,132,472
      Shares voting against:                                     1,510,147
      Abstention:                                                   53,523
      Non-votes:                                                16,312,949

Proposal 3. Ratification of selection of Ernst & Young LLP as independent auditors:

The stockholders approved the selection of Ernst & Young LLP as the Company's independent auditors for fiscal year 2003.

      Shares voting in favor:                                   23,913,718
      Shares voting against:                                        65,963
      Abstention:                                                   29,410

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

    EXHIBIT       DESCRIPTION
    -------       -----------
      3.1         Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen
                  Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

      3.2 By-laws (filed as Exhibit 3.2 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

      99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

      (b)   Reports on Form 8-K

            The Company filed no current reports on Form 8-K during the quarter covered by the report.

                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          REPLIGEN CORPORATION
                                          (Registrant)


Date: November 12, 2002              By:  /s/ Walter C. Herlihy
                                          --------------------------
                                          Chief Executive Officer and President,
                                          Principal Financial and Accounting
                                          Officer

                                  CERTIFICATION

I, Walter Herlihy, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Repligen Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a). All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        Date: November 12, 2002


                                        /s/ Walter Herlihy
                                        Chief Executive Officer and President,
                                        Principal Financial and Accounting
                                        Officer

                              Repligen Corporation
                                  Exhibit Index

    EXHIBIT       DESCRIPTION
    -------       -----------

      3.1 Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

      3.2 By-laws (filed as Exhibit 3.2 to Repligen Corporation's Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

      99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)