Form 10-Q
period 2002-12-31
REPLIGEN CORP
filed 2003-02-07
CIK 730272

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

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

      41 Seyon Street, Bldg. 1.
              Waltham, MA                                          02453
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (781) 250-0111 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 6, 2003.

     Common Stock, par value $.01 per share                27,338,973
     --------------------------------------                ----------
                      Class                             Number of Shares

                              REPLIGEN CORPORATION
                                      INDEX

                       PART I. FINANCIAL INFORMATION                        PAGE

Item 1. Financial Statements (Unaudited)

        Balance Sheets as of December 31, 2002 and March 31, 2002              3

        Statements of Operations for the Three-Months and Nine-Months Ended
        December 31, 2002 and 2001                                             4

        Statements of Cash Flows for the Nine-Months
        Ended December 31, 2002 and 2001                                       5

        Notes to Financial Statements                                          6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             10

Item 3. Quantitative and Qualitative Disclosures About Market Risk            16

Item 4. Controls and Procedures                                               17

                     PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     17

Item 2. Changes in Securities and Use of Proceeds                             18

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              REPLIGEN CORPORATION
                                 BALANCE SHEETS

                               ASSETS                       December 31, 2002       March 31, 2002
                                                            -----------------       --------------
Current assets:
    Cash and cash equivalents                                 $   6,025,416         $   8,696,194
    Marketable securities                                        11,485,268            12,143,170
    Accounts receivable, net                                        308,797               865,861
    Inventory                                                     1,035,060               916,091
    Prepaid expenses and other current assets                       676,950               622,309
                                                              -------------         -------------
     Total current assets                                        19,531,491            23,243,625
                                                              -------------         -------------

Property and equipment, at cost:
    Leasehold improvements                                        2,558,371             1,657,416
    Equipment                                                     1,300,359             1,169,080
    Furniture and fixtures                                          354,167               352,174
                                                              -------------         -------------
                                                                  4,212,897             3,178,670
    Less: accumulated depreciation and amortization               1,919,538             1,721,732
                                                              -------------         -------------
                                                                  2,293,359             1,456,938

Long term marketable securities                                   2,413,274             3,910,852
Restricted cash                                                     200,000               500,000
                                                              -------------         -------------
                                                                  2,613,274             4,410,852
                                                              -------------         -------------

Other assets, net (Note 10)                                       3,443,427                    --
                                                              -------------         -------------

     Total assets                                             $  27,881,551         $  29,111,415
                                                              =============         =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                          $     703,859         $   1,407,955
    Accrued expenses                                                996,651             1,258,804
                                                              -------------         -------------
     Total current liabilities                                    1,700,510             2,666,759
                                                              -------------         -------------

Stockholders' equity:
    Preferred stock, $.01 par value -
    authorized, 5,000,000 shares,-- outstanding, none                    --                    --
    Common stock, $.01 par value-
    Authorized, 40,000,000 shares, -- outstanding,
    27,338,973 shares at December 31, 2002 and
    26,642,750 shares at March 31, 2002                             273,390               266,427
Additional paid-in capital                                      169,166,716           166,597,654
Accumulated deficit                                            (143,259,065)         (140,419,425)
                                                              -------------         -------------
     Total stockholders' equity                                  26,181,041            26,444,656
                                                              -------------         -------------

     Total liabilities and stockholders' equity               $  27,881,551         $  29,111,415
                                                              =============         =============

                See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF OPERATIONS

                                    Three-Months Ended             Nine-Months Ended
                                       December 31,                   December 31,
                                     2002           2001           2002           2001
                                  ----------     ----------     ----------     ----------
Product revenue                   $2,417,030     $1,179,892     $5,723,962     $2,779,160
Cost of product revenue            1,140,908        585,099      2,472,351      1,496,137
                                  ----------     ----------     ----------     ----------
    Gross margin                   1,276,122        594,793      3,251,611      1,283,023

Operating expenses:
    Research and development       1,363,059      1,021,386      3,844,537      3,777,906
    Selling, general and
    administrative                   819,399        649,900      2,711,390      1,947,835
                                  ----------     ----------     ----------     ----------
     Total operating expenses      2,182,458      1,671,286      6,555,927      5,725,741
                                  ----------     ----------     ----------     ----------

Loss from operations                (906,336)    (1,076,493)    (3,304,316)    (4,442,718)

    Investment and interest
    income                           140,483        259,174        464,676        905,019
                                  ----------     ----------     ----------     ----------

Net loss                          $ (765,853)    $ (817,319)    $(2,839,640)   $(3,537,699)
                                  ==========     ==========     ==========     ==========

    Basic and diluted net loss
    per share                     $     (.03)    $     (.03)    $     (.11)    $     (.13)
                                  ==========     ==========     ==========     ==========

    Basic and diluted weighted
    average common shares
    outstanding                   27,316,021     26,642,319     26,979,385     26,638,306
                                  ==========     ==========     ==========     ==========

                See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine-Months Ended   Nine-Months Ended
                                                     December 31, 2002   December 31, 2001
Operating activities:
     Net loss                                           $ (2,839,640)      $ (3,537,699)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                           580,405            214,339

Changes in operating assets and liabilities:
     Accounts receivable                                     557,064            (79,532)
     Inventory                                              (118,969)          (278,668)
     Prepaid expenses and other current assets               (54,641)           (86,588)
     Accounts payable                                       (704,097)          (106,386)
     Accrued expenses                                       (262,153)           196,099
                                                        ------------       ------------
     Net cash used in operating activities              $ (2,842,031)      $ (3,678,435)
                                                        ------------       ------------

Investing activities:
     Redemption of marketable securities                $ (5,266,466)      $$13,425,710
     Purchases of marketable securities                    7,421,946        (19,629,444)
     Other assets                                         (1,250,000)            56,882
     Decrease/ (increase) in restricted cash                 300,000           (500,000)
     Purchases of property and equipment                  (1,034,227)          (144,423)
                                                        ------------       ------------
     Net cash provided by (used in) investing
     activities                                         $    171,253       $ (6,791,275)
                                                        ------------       ------------

Financing activity:
    Proceeds from exercise of stock options             $         --       $     14,108
                                                        ------------       ------------
    Net cash provided by financing activity             $         --       $     14,108
                                                        ------------       ------------

Net decrease in cash and cash equivalents               $ (2,670,778)      $(10,455,602)
Cash and cash equivalents, beginning of period             8,696,194         16,163,625
                                                        ------------       ------------
 Cash and cash equivalents, end of period               $  6,025,416       $  5,708,023
                                                        ============       ============

Supplemental Disclosure of Noncash operating
activities:
Value of common stock exchanged for license             $  2,576,025       $         --
                                                        ============       ============

                See accompanying notes to financial statements.

                              REPLIGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

      1. Basis of Presentation

      The financial statements included herein have been prepared by Repligen Corporation (the "Company" or "Repligen"), in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States.These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company's Form 10-K for the year ended March 31, 2002.

      In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company.The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.Actual results could differ from those estimates.

      The Company has reclassified certain prior-year information to conform to the current year's presentation.

      2. Revenue Recognition

      The Company applies Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" to its revenue arrangements.SAB No. 101 requires companies to recognize certain upfront nonrefundable fees over the life of the related agreement when such fees are received in conjunction with agreements that have multiple elements.

      The Company generates product revenues from the sale of its Protein A products to customers in the pharmaceutical and process chromatography industries and from the sale of SecreFlo(TM), the first synthetic version of the hormone secretin, to hospital-based gastroenterologists.The Company recognizes revenue related to product sales upon shipment of the product to the customer (the point of title transfer), as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of any related receivable is probable.

      3. Net Loss Per Share

      The Company applies Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share."SFAS No. 128 establishes standards for computing and presenting earnings per share.Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period.The dilutive effect of potential common shares, consisting of outstanding stock options and warrants, is determined using the treasury stock method in accordance with SFAS No. 128.Diluted weighted average shares outstanding for the periods presented in the accompanying financial statements do not include the potential common shares from warrants and stock options because to do so would have been antidilutive for the periods presented.Accordingly, basic and diluted net loss per share is the same.At December 31, 2002, there were outstanding options to purchase 1,838,900 shares of the Company's common stock at a weighted average exercise price of $2.13 per share and warrants to purchase 404,946 shares of the Company's common stock at a weighted average exercise price of $5.24 per share not included in the calculation of earnings per share.At December 31, 2001, there were outstanding options to purchase 1,714,441 shares of the Company's common stock at a weighted average exercise price of $2.24 per share and warrants to purchase 404,946 shares of the Company's common stock at a weighted average exercise price of $5.24 per share not included in the calculation of earnings per share.

      4. Impairment of Long-Lived Assets

      In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes FASB Statement No.121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a business and extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion).SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. SFAS No. 144 requires companies to test its long-lived assets for recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable.As of December 31, 2002, the Company believes that the carrying value of its long-lived assets are recoverable.

      5. Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS 146, "Accounting for Cost Associated with Exit or Disposal Activities".SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3. "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity(including Certain Costs Incurred in a Restructuring)". SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this standard will result in any material impact on its financial statements at this time.

      In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation. In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The amendments to Statement 123 in paragraphs 2(a)-2(e) of this Statement shall be effective for financial statements for fiscal years ending after December 15, 2002. The Company does not expect this statement to have a significant impact on the financial statements.

      6. Cash, Cash Equivalents and Marketable Securities

      The Company applies SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."At December 31, 2002, the Company's cash equivalents and marketable securities are classified as held-to-maturity, as the Company has the positive intent and ability to hold to maturity.As a result, these investments are recorded at amortized cost.Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less.Marketable securities are investments with original maturities of greater than 90 days.Long term marketable securities are investment grade securities with maturities of greater than one year.The Company has not realized any gains or losses on its marketable securities for the three-month or nine- month periods ending December 31, 2002 and 2001.

      Cash, cash equivalents and marketable securities consist of the following at December 31, 2002 and March 31, 2002:

                                                    December 31,     March 31,
                                                       2002             2002
                                                       ----             ----
Cash and cash equivalents
    Cash                                            $ 6,025,416      $ 8,696,194
                                                    -----------      -----------
    Total cash and cash equivalents                 $ 6,025,416      $ 8,696,194
                                                    ===========      ===========
 Marketable securities
    U.S. Government and agency securities           $   718,198      $ 1,414,994
    Corporate and other debt securities              10,767,070       10,728,176
                                                    -----------      -----------
    (Average remaining maturity, 3.77 months
    at December 31, 2002)                           $11,485,268      $12,143,170
                                                    ===========      ===========
Long-term marketable securities
    U.S. Government and agency securities           $ 1,102,304      $        --
    Corporate and other debt securities               1,310,970        3,910,852
                                                    -----------      -----------
    (Average remaining maturity, 16.63 months
    at December 31, 2002)                           $ 2,413,274      $ 3,910,852
                                                    ===========      ===========

      Restricted cash of $200,000 is related to the Company's facility lease obligation.

      7. Inventory

      Inventory is stated at the lower of cost (first in, first out) or market and consists of the following at December 31, 2002 and March 31, 2002.

                                                    December 31,      March 31,
                                                        2002             2002
                                                        ----             ----
Raw materials and work-in-process                   $   627,734      $   652,940
Finished goods                                          407,326          263,151
                                                    -----------      -----------
 Total                                              $ 1,035,060      $   916,091
                                                    ===========      ===========

      Work in process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead.

      8. Comprehensive Income

      The Company applies SFAS No. 130, "Reporting Comprehensive Income."SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis.Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.The Company's comprehensive loss is equal to its reported net loss for all periods presented.

      9. Disclosures about Segments of an Enterprise and Significant Customers

      The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas.The chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance, identifies operating segments as components of an enterprise about which separate discrete financial information is available for evaluation.To date, the Company has viewed its operations and manages its business as principally one operating segment.As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

      The following table represents the Company's revenue by geographic area:

                                     Three-Months Ended       Nine-Months Ended
                                         December 31,            December 31,
                                       2002        2001        2002        2001
                                       ----        ----        ----        ----
US                                       60%         27%         48%         38%
Europe                                   39%         71%         50%         60%
Other                                     1%          2%          2%          2%
                                       ----        ----        ----        ----
Total                                   100%        100%        100%        100%

      During the three months ended December 31, 2002 two customers each accounted for approximately 34% of the Company's revenues.During the nine months ended December 31, 2002 two customers accounted for approximately 38% and 30% of the Company's revenues.During the three months ended December 31, 2001, there were two customers who accounted for approximately 54% and 20% of the Company's revenues, respectively. During the nine months ended December 31, 2001, two customers accounted for approximately 52% and 26% of the Company's revenues.Four customers accounted for 15%, 11%, 17% and 26% of the Company's accounts receivable at December 31, 2002, respectively.Two customers accounted for 69% and 24% of the Company's accounts receivable at March 31, 2002, respectively.

      10. Other Assets

      In April 2002, the United States Food and Drug Administration granted approval to market SecreFlo(TM) (synthetic porcine secretin), the first synthetic version of the hormone secretin. SecreFlo(TM) has been approved for stimulation of pancreatic secretions to aid in the diagnosis of pancreatic exocrine dysfunction, or chronic pancreatitis, stimulation of gastrin secretion to aid in the diagnosis of gastrinoma, a gastrointestinal tumor and to aid during a gastrointestinal procedure called Endoscopic Retrograde Cholangiopancreatography (ERCP).Under the terms of its licensing agreement with ChiRhoClin, Inc. (CRC), Repligen made a milestone payment to CRC during April 2002 of $1,250,000 in cash.The Company also issued 696,223 shares of its unregistered common stock to CRC in October 2002 related to the same milestone.During the quarter ended June 30, 2002, the Company recorded the fair value of these shares, $2,576,025, and the cash of $1,250,000, as a long-term intangible asset.Beginning in April 2002, this amount will be amortized to cost of product revenue over the remaining term of the license, approximately seven years.In addition, Repligen will be required to pay future royalties to CRC related to product sales in cash.In October 2002, Repligen commenced selling SecreFlo(TM).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Overview

      Our goal is to become the leader in the development of new products for profound pediatric developmental disorders.Our therapeutic product candidates are secretin for autism, uridine for neurologic and metabolic diseases and CTLA4-Ig for autoimmune disorders. These products are synthetic forms of naturally-occurring substances which may correct improperly regulated biological processes with minimal toxicity or side-effects. Our product candidates have the potential to produce clinical benefits not attainable with any existing drug in diseases for which there are few alternative therapies or treatments.

      Autism is a profound developmental disorder characterized by deficits in social interaction, impaired communication, and repetitive behaviors.A recent study by the Centers for Disease Control and Prevention found a prevalence rate for autism in children of 1 in 300, a rate greater than leukemia, cystic fibrosis and multiple sclerosis combined.Based on our Phase 2 clinical data and discussions with the FDA, we are currently conducting two randomized, placebo-controlled, double-blind Phase 3 clinical trials to evaluate the impact of secretin on the social interaction deficits of autism in children 2.7 to 4.9 years of age.Each child will receive six doses of secretin or a placebo over 18 weeks and will be evaluated with the social interaction scale of the Autism Diagnostic Observation Schedule and with a Clinical Global Impression of Change.

      In February 2000, we were issued a broad U.S. patent covering the use of secretin in the treatment of autism.We are currently prosecuting additional patent applications in the United States, Europe and Japan. There are currently no drugs approved by the FDA for the treatment of autism.

      Mitochondria are structures found in every cell, which convert nutrients into energy for cellular processes.Mitochondrial diseases are characterized by impaired function of many systems and organs, particularly skeletal muscles (weakness, poor motor skills), the nervous system (seizures, poor cognition) and dysfunction of the heart and kidney.Mitochondria are the only cellular (non-dietary) source of uridine and its synthesis may be impaired in patients with mitochondrial disease.Uridine is a naturally occurring substance required by all cells for the synthesis of RNA, DNA and other essential biological factors.Published reports have suggested that daily administration of uridine or a derivative of uridine to patients with mitochondrial diseases was well tolerated by the patients and produced symptom improvements in some patients. We have completed toxicity testing in animals and we have submitted an Investigational New Drug application (IND) to the FDA and we plan to initiate a clinical trial of uridine in mitochondrial disease later this year.

      We are evaluating the potential of uridine (or analogs of uridine) for several neurological disorders for which there is unmet medical need. "Purine autism" is a form of autism in which patients appear to have a defect in the way they metabolize purines, which are essential components of RNA, DNA and other essential biological factors.Research at Repligen has confirmed that approximately 15-20% of patients with autistic symptoms have evidence of this metabolic abnormality.Several patients with "purine autism" have been treated by others with daily, oral dosing of uridine. We have submitted an IND to the FDA and we plan to initiate a clinical trial of uridine in purine autism later this year.

      Preclinical studies have demonstrated that uridine is active in an animal model of depression.As previously reported, studies carried out by our collaborators at Harvard Medical School indicate that uridine is active in a widely accepted model of depression. A trial to assess the effect of a prodrug of uridine has been initiated at McLean Hospital in patients with either bipolar disease or depression.In addition to standard clinical evaluations of safety and efficacy, the trial will evaluate potential changes in brain chemistry by functional Magnetic Resonance Imaging.

      In December 2000, we licensed from the University of California, San Diego exclusive rights to U.S. patent applications covering novel methods for the treatment of mitochondrial disease and novel methods for treatment of purine autism.(For more information on our intellectual property rights to uridine and related compounds for the treatment of mitochondrial disease, please see "Legal Proceedings.")

      Immune thrombocytopenic purpura ("ITP") is an autoimmune disease in which the patient's immune system mounts an attack on his or her own blood platelets which can result in internal bleeding. CTLA4 signals the immune system to "turn off" after it has successfully cleared a bacterial or viral infection.We have created an injectable form of CTLA4-Ig which we believe will have a wide application in diseases characterized by over-activation of the immune system.We are currently conducting a Phase 1/2 clinical trial of CTLA4-Ig in patients with refractory ITP.

      In September 2002, we were granted a U.S. patent for the specific product form of CTLA4-Ig which we are developing.Repligen has also obtained an exclusive license to the patent rights of the University of Michigan which pertain to CTLA4-Ig and is prosecuting patents filed by the University of Michigan related to therapeutic uses of CTLA4-Ig.We also believe that the University of Michigan and Repligen are entitled to rights to certain U.S. patents on compositions and therapeutic uses of CTLA4 which have been issued to Bristol-Myers Squibb Company. (For more information on our intellectual property rights to CTLA4-Ig, please see "Legal Proceedings.")

      Our business strategy is to partially fund the development of our proprietary therapeutic products with the profits derived from the sales of our Specialty Pharmaceutical products; Protein A and SecreFlo(TM).This will enable us to independently advance our proprietary drug development programs while at the same time minimizing our operating losses.We intend to seek additional current product opportunities to increase our current product revenues as we increase expenditures on clinical development of our therapeutic products.

      We manufacture and market products for the production of therapeutic monoclonal antibodies.We currently market a line of products for the purification of antibodies based on a naturally occurring protein, Protein A, which can specifically bind to antibodies.We own composition of matter patents for recombinant Protein A in the United States.In December 1998, we entered into a ten-year agreement to supply recombinant Protein A to Amersham Pharmacia Biotech ("Amersham"), a leading supplier to the biopharmaceutical market.

      In October 1999, we licensed exclusive commercial rights to two diagnostic products based on synthetic forms of porcine (pig-derived) and human secretin from a private company.Both of these products have been evaluated in clinical trials for their safety and efficacy in diagnosing chronic pancreatitis, gastrinoma, and as an aid during ERCP.In April 2002, the FDA approved the use of secretin for injection ("SecreFlo(TM)") to aid in the diagnosis of pancreatic exocrine dysfunction or chronic pancreatitis and diagnosis of gastrinoma, a form of cancer.In November 2002, the FDA approved the use of SecreFlo(TM) to aid during a gastrointestinal procedure called ERCP.The FDA has granted SecreFlo(TM) Orphan Drug Designation, which means it is the only form of secretin marketed for the approved indications in the United States until 2009.We market this diagnostic product in the U.S. to hospital-based gastroenterologists by our gastroenterology sales specialists.In October 2002, we commenced selling SecreFlo(TM).

      Revenue Recognition

      We apply SAB No. 101, "Revenue Recognition." SAB No. 101 requires companies to recognize certain upfront nonrefundable fees over the life of the related alliance when such fees are received in conjunction with alliances that have multiple elements.

      We generate product revenues from the sale of our Protein A products to customers in the pharmaceutical and process chromatography industries and from sales of SecreFlo(TM) to hospital-based gastroenterologists.We recognize revenue related to product sales upon shipment of the product to the customer (the point of title transfer), as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of any related receivable is probable.

      Critical Accounting Policies

      We considered the disclosure requirements of FR-60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures, and concluded that there were no material changes during the quarter that would warrant further disclosure under these releases.

      Results of Operations

THREE-MONTHS ENDED DECEMBER 31, 2002 VS. DECEMBER 31, 2001

      Product Revenue

      Product revenue for the three-month periods ended December 31, 2002 and December 31, 2001, were approximately $2,417,000 and $1,180,000, respectively, an increase of $1,237,000 or 105%. During the three-month period ended December 31, 2002, we commenced selling SecreFlo(TM), a diagnostic product that is marketed in the U.S., to hospital based gastroenterologists.In addition, this increase in product sales is attributable to increased demand from value-added resellers who incorporate our Protein A products into their proprietary antibody purification systems, which they sell to the biotechnology and pharmaceutical industry.

      Cost of Product Revenue

      Cost of product revenue for the three-month periods ended December 31, 2002 and December 30, 2001, were approximately $1,141,000 and $585,000, respectively, an increase of $556,000 or 95%.This increase is due primarily to increased costs associated with the increase in volume of product shipments and costs associated with our recently launched SecreFlo(TM). Gross margin for products sold in the three-month periods ended December 31, 2002 and 2001 were $1,276,000 or 53% and $595,000 or 50%, respectively.This increase in gross margin is due primarily to a change from period to period in the mix of Protein A product sales and the commencement of SecreFlo(TM) sales.

      Operating Expenses

      Total operating expenses for the three-month periods ended December 31, 2002 and December 31, 2001, were approximately $2,182,000 and $1,671,000, respectively, an increase of $511,000 or 31%.

      Research and development expenses for the three-month period ended December 31, 2002, and December 31, 2001, were approximately $1,363,000 and $1,021,000, respectively, an increase of $342,000 or 33%.This increase is largely attributable to an increase in personnel costs and clinical trial expenses incurred during fiscal 2003, partially offset by in part a decrease in clinical material expenses generated in fiscal 2002.

      Selling, general and administrative expenses (SG&A) for the three-month period ended December 31, 2002 as compared to the three-month period ended December 31, 2001, were approximately $819,000 and $650,000 respectively, an increase of $169,000 or 26%.This increase is largely attributable to increased staffing and litigation expenses partially offset by a reimbursement by CRC of premarketing and launch expenses associated with the launch of SecreFlo(TM).We anticipate that SG&A expenses will increase as our litigation activities continue and due to our increase in marketing expenses as we expand our commercial operations.

      Investment and Interest Income

      Investment income for the three-month periods ended December 31, 2002 and December 31, 2001, was approximately $140,000 and $259,000, respectively, a decrease of $119,000 or 46%.This decrease is attributable to lower average funds available for investment and lower interest rates during the three months ended December 31, 2002 as compared to the same period in fiscal 2002.

NINE-MONTHS ENDED DECEMBER 31, 2002 VS. DECEMBER 31, 2001

      Product Revenue

      Year to date product revenue for the nine-month periods ended December 31, 2002 and 2001, were approximately $5,724,000 and $2,779,000 respectively, an increase of approximately $2,945,000 or 106%. This increase is largely attributable to increased sales to value-added resellers during the period.In addition, in fiscal 2003, we commenced selling SecreFlo(TM), a diagnostic product that is marketed in the U.S., to hospital based gastroenterologists.Our revenues will fluctuate from quarter to quarter and from year to year depending upon, among other factors, demand for the Company's products, new product introductions and our ability to optimize distribution of our products.

      Cost of Product Revenue

      Cost of product revenue for the nine-month periods ended December 31, 2002 and 2001, were approximately $2,472,000 and $1,496,000, respectively, an increase of approximately $976,000 or 65%.This increase is due primarily to increased volume of product shipments. Gross margin for products sold in the nine-month periods ended December 31, 2002 and 2001 were $3,252,000, or 57%, and $1,283,000, or 46%, respectively. This increase is largely attributable to increased Protein A sales, the mix of products sold and increased operational efficiencies that have been made in the manufacturing process.

      Operating Expenses

      Year to date operating expenses for the nine-month periods ended December 31, 2002 and 2001, were approximately $6,556,000 and $5,726,000, respectively, an increase of approximately $830,000 or 14%.

      Research and development expenses for the nine-month periods ended December 31, 2002 and December 31, 2001, were approximately $3,845,000 and $3,778,000, respectively, an increase of $67,000 or 2%.This increase is largely attributable to increases in personnel expenses and expenses associated with our clinical trials, offset by a decrease in clinical material costs generated in fiscal 2002.

      Selling, general and administrative expenses for the nine-month periods ended December 31, 2002 and December 31, 2001, were approximately $2,711,000 and $1,948,000, respectively, an increase of $763,000 or 39%.This increase is largely attributable to increased staffing, litigation expenses and expenses associated with the company's relocation to its new corporate headquarters.

      Investment and Interest Income

      Year to date total investment income for the nine-month periods ended December 31, 2002 and 2001, were approximately $465,000 and $905,000 respectively, a decrease of approximately $440,000 or 49%. This decrease is attributable to lower average funds available for investment and lower interest rates during the nine months ended December 31, 2002 as compared to the same period in fiscal 2002.

      Liquidity and Capital Resources

      We have financed our operations primarily through private placements of our common stock and revenues derived from product sales, collaborative research agreements, government grants, and payments received pursuant to licensing and royalty agreements.Total cash, cash equivalents and marketable securities at December 31, 2002 totaled $19,924,000 a decrease of $4,826,000 from $24,750,000 at March 31, 2002.

      Our operating activities used cash of approximately $2,842,000 for the nine-month period ended December 31, 2002, consisting of a net loss from operations of approximately $2,840,000, an increase in inventory of $119,000, an increase in prepaid expenses of $54,000, a decrease in accounts payable of $704,000 and accrued expenses of $262,000. These uses of cash were offset by non-cash charges of $580,000 for depreciation and amortization and a decrease in accounts receivable of $557,000.

      We have leased, pursuant to a ten-year lease agreement, a new corporate headquarters in Waltham, Massachusetts.We anticipate that this new facility will increase operating efficiencies and manufacturing capacity to meet the growing demand for our Protein A products, and to better meet corporate goals and objectives.We relocated to this facility in May 2002.Our cash was reduced by capital expenditures of $1,034,000 in the first nine months of fiscal 2003 associated with the construction and equipment necessary for our new corporate offices. Annual rent expense associated with this new facility will increase approximately $230,000 over prior year's rent expense due to the additional space in this new facility.In connection with this lease agreement, a letter of credit in the amount of $500,000 was issued to our landlord.In October 2002, this letter of credit was reduced to $200,000. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit.The certificate of deposit is included as restricted cash in the accompanying balance sheet as of December 31, 2002.

      During April 2002 and as required by the terms of our license agreement with CRC, we made a milestone payment of $1,250,000 in cash in connection with the FDA's approval of SecreFlo(TM), our secretin for injection porcine product.Also pursuant to such license agreement, we issued to CRC 696,223 shares of our common stock in October 2002.We have not granted registration rights to CRC with respect to the shares pursuant to the license agreement.In addition, under the terms of our license agreement with CRC, if the FDA approves the new drug application for the human synthetic secretin diagnostic product, we will be required to make additional milestones payments in cash to CRC.We will be required to pay royalties on sales of both synthetic porcine and human secretin diagnostic products.

      Working capital decreased to $17,831,000 at December 31, 2002 from $20,577,000 at March 31, 2002 as a result of research and development spending and capital expenditures.

      We expect to incur higher operating costs as a result of expanded research and development costs associated with the activities associated with clinical trials of our proprietary drug candidates and continued marketing support for the launch of our diagnostic product, SecreFlo(TM) and costs associated with our litigation.While we anticipate that the cost of operations will increase as we continue to expand our investment in proprietary product development, we believe we have sufficient funding to satisfy our working capital and capital expenditure requirements for the next twenty-four months.

Should we need to secure additional financing to meet our future liquidity requirements, there can be no assurances that we will be able to secure such financing, or that such financing, if available, will be on terms favorable to us.

Cautionary Statement Regarding Forward-Looking Statements

      Statements in this Quarterly Report on Form 10-Q, as well as oral statements that may be made by Repligen or by officers, directors or employees of Repligen acting on its behalf, that are not historical facts constitute "forward-looking statements" which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934.The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance.Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements, including, without limitation, risks associated with the success of current and future collaborative relationships, market acceptance of our products, our ability to compete with larger, better financed pharmaceutical and biotechnology companies, new approaches to the treatment of our targeted diseases, our expectation of incurring continued losses, our ability to generate future revenues, our ability to raise additional capital to continue our drug development programs, the success of our clinical trials, our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of litigation regarding our intellectual property rights, our limited sales and manufacturing capabilities, our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, and our volatile stock price.Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled "Certain Factors that may Affect Future Results" in our annual report on Form 10-K for the year ended March 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Interest Rate Risk

      We have investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities; as a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

      We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines.Our investment policy also limits the amount of credit exposure to any one issue, issuer (with the exception of US treasury obligations), and type of investment.We intend to hold these investments to maturity, in accordance with our business plans.

ITEM 4. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

      Based on an evaluation of our disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days of the filing of this Quarterly Report on Form 10-Q, the President, Chief Executive Officer and Principal Financial and Accounting Officer, Walter C. Herlihy, has concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective.

      Changes in Internal Controls

      There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On June 21, 2001, Pro-Neuron, Inc. filed a complaint (the "Pro-Neuron Complaint") against the Regents of the University of California (the "Regents") and Repligen in the Superior Court of California, County of San Diego seeking to void the License Agreement relating to treatment of mitochondrial disease entered into between Repligen and the University of California, San Diego ("UCSD") in December 2000 (the "UCSD License Agreement").The Pro-Neuron Complaint, among other things, requests that the court order the Regents to assign all rights licensed to Repligen pursuant to the UCSD License Agreement to Pro-Neuron. Pro-Neuron subsequently amended the complaint to include claims for misappropriation of trade secrets.The Regents and Repligen believe that the Pro-Neuron Complaint is without merit and intend to vigorously defend their rights. If Pro-Neuron is successful in this action, Repligen's ability to commercialize uridine may be limited.

      Repligen is the exclusive licensee of all CTLA4 patent rights owned by the University of Michigan ("the University").Repligen and the University believe that the University has a rightful claim to ownership of certain CTLA4 related patents of Bristol-Myers Squibb Company ("Bristol").Repligen and the University filed a complaint against Bristol in the United States District Court for the Eastern District of Michigan in August 2000 seeking a correction of inventorship.The suit asserts that a scientist from the University made inventive contributions as part of a collaboration with Bristol scientists and is a rightful inventor on the patents issued to Bristol.

      In March 2002, Repligen and the University jointly filed a motion for summary judgment on their claims and Bristol filed a motion requesting that judgment be entered against Repligen and the University. On October 17, 2002 the court denied both motions for summary judgment, determining there are material facts in dispute which must be resolved at a trial.However, the court granted a separate summary judgment motion filed by Repligen and the University denying Bristol's ability to assert the defenses of equitable estoppel and laches in this matter. The court has scheduled the trial for April 2003.A correction of inventorship would result in the University and Repligen having rights to some or all of Bristol's patents on CTLA4-Ig. Repligen's failure to obtain ownership rights in the Bristol patents may restrict Repligen's ability to commercialize CTLA4-Ig.Repligen and the University have also filed patents related to compositions of matter and methods of use of CTLA4-Ig.In September 2002, Repligen was issued a U.S. patent covering the composition of the CTLA4-Ig product form that it is developing.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On October 4, 2002, Repligen Corporation issued 696,223 shares of common stock (the "Shares") to ChiRhoClin, Inc. ("CRC") in a private placement transaction as required by the terms of our Licensing Agreement with CRC dated as of September 30, 1999 and in connection with the FDA's approval of SecreFlo(TM), our secretin for injection product. The issuance of the Shares was a milestone payment in consideration of CRC's success in obtaining FDA approval to market secretin for injection. Pursuant to the Licensing Agreement, CRC has granted Repligen exclusive world-wide rights to market SecreFlo(TM), secretin for injection.

      There were no underwriters employed in connection with the transaction set forth above. The issuance of the Shares described above was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. CRC, the sole recipient of the Shares, represented its intention to acquire the Shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the share certificate issued in such transaction. CRC represented that it either received adequate information about Repligen or had access, through business or other relationships, to such information and had the opportunity to ask questions of and receive answers from representatives of Repligen concerning the finances, operations and business of Repligen. CRC represented that it was knowledgeable, sophisticated and experienced in making investment decisions of this kind and capable of evaluating the merits and risks of the investment.

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

       99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

      (b) Reports on Form 8-K

            1) Current Report on Form 8-K, filed on October 7, 2002, reporting Repligen's issuance of 696,223 shares of its common stock to ChiRhoClin, Inc.;

            2) Current Report on Form 8-K, filed on October 21, 2002, reporting an update in the status of the suit by Repligen and the University of Michigan against Bristol-Myers Squibb Company;

            3) Current Report on Form 8-K, filed November 12, 2002 reporting an update in the status of the suit by Repligen and the University of Michigan against Bristol-Myers Squibb Company.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      REPLIGEN CORPORATION
                                      (Registrant)


Date:February 7, 2003                 By: /s/ Walter C. Herlihy
                                      ------------------------------------------
                                      Chief Executive Officer and President,
                                      Principal Financial and Accounting Officer

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

                             Date: February 7, 2003


                             /s/ Walter C. Herlihy
                             --------------------------------------------------
                             Chief Executive Officer and President,
                             Principal Financial and Accounting Officer

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