Form 10-K
period 2003-03-31
REPLIGEN CORP
filed 2003-06-27
CIK 730272

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2003

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
          For the transition period from ____________ to _____________

                         Commission file number: 0-14656

                              REPLIGEN CORPORATION
             (Exact name of Registrant as specified in its charter)

           Delaware                                               04-2729386
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

41 Seyon Street Building #1 , Suite 100, Waltham, Massachusetts     02453
          (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (781) 250-0111

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $0.01 Par Value Per Share
         Series A Junior Participating Preferred Stock Purchase Rights
                                (Title of Class)

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

   Indicate by check mark whether the registrant is an accelerated filer (as
              defined in Exchange Act Rule 12b-2). Yes |_| No |X|.

 The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was approximately
                                  $49,890,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2003. Portions of such proxy statement are incorporated by reference in Part III of this Form
                                     10-K.

Item 1. BUSINESS

      Statements in this annual report on Form 10-K, as well as oral statements that may be made by Repligen or by officers, directors or employees of Repligen acting on Repligen's behalf, that are not historical facts constitute "forward-looking statements" which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. The forward-looking statements in this annual report on Form 10-K do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements contained in this annual report on Form 10-K, including, without limitation, current or future financial performance, management's plans and objectives for future operations, clinical trials and results, product plans and performance, management's assessment of market factors, as well as statements regarding the strategy and plans of the company and its strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. The Company's future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified under the caption "Certain Factors That May Affect Future Results" and elsewhere in this annual report, as well as in our other Securities and Exchange Commission filings.

The Company

      Our goal is to become the leader in the development of new products for profound pediatric developmental disorders. Our therapeutic product candidates are secretin for autism and schizophrenia, CTLA4-Ig for autoimmune disorders and uridine for neurologic and metabolic diseases. These products are synthetic forms of naturally-occurring substances which may correct improperly regulated biological processes with minimal toxicity or side-effects. Our product candidates have the potential to produce clinical benefits not attainable with any existing drug in diseases for which there are few alternative therapies or treatments.

      Our business strategy is to partially fund the development of our proprietary therapeutic products with the profits derived from the sales of our specialty pharmaceutical products: Protein A and SecreFlo(TM). We may also form partnerships with pharmaceutical companies to develop or market some of our product candidates. This will enable us to advance our proprietary drug development programs while at the same time minimizing our operating losses.

      We were incorporated in March 1981, under the laws of the State of Delaware. Our principal executive offices are at 41 Seyon Street, Waltham, Massachusetts 02453 and our telephone number is (781) 250-0111.

Secretin

      Autism is a profound developmental disorder characterized by deficits in social interaction; impaired communications; and repetitive behaviors. A recent study by the Centers for Disease Control found a prevalence rate for autism in children in the United States of 1 in 300, a rate greater than leukemia, cystic fibrosis and multiple sclerosis combined. There are currently no drugs approved by the FDA for the treatment of autism.

      Secretin is a hormone produced in the small intestine that regulates the function of the pancreas as part of the process of digestion. More recently, secretin and its receptor have been found in the central nervous system, suggesting a possible role as a neurotransmitter. Anecdotal reports indicated that secretin may have beneficial effects in some autistic children, including improvements in social interaction and communication which are the core symptoms of the disease. We have completed a FDA-approved Phase 2 clinical trial of RG1068, synthetic human secretin, in order to evaluate its potential benefits on the social, communicative and behavioral symptoms of autism. This trial was a randomized, double-blind, placebo-controlled study which evaluated 126 autistic children aged three to six at multiple sites in the United States. All of the children had gastrointestinal symptoms and moderate to severe symptoms of autism. Each patient received three doses of RG1068 or a placebo at three week intervals. Patients were assessed before the first dose and two weeks after the third dose with several standardized tests to evaluate symptom changes.

      Results from the trial demonstrated that three and four year old patients treated with RG1068 showed greater improvements than those treated with a placebo in social interaction as measured by the Autism Diagnostic Observation Schedule, a standardized clinical assessment. In an assessment of overall improvement, Clinical Global Impression of Change, there was significant improvement in the entire RG1068 treated group versus the placebo group. This trial also evaluated the safety of RG1068. There were no serious adverse events in the trial and no clinically significant adverse event trends were observed in RG1068-treated patients versus patients who received a placebo.

      We are currently conducting two randomized, placebo-controlled, double-blind Phase 3 clinical trials to evaluate the impact of RG1068 on the social interaction deficits of autism in children 2.7 to 4.9 years of age. Each child will receive six doses of RG1068 or a placebo over 18 weeks and will be evaluated with the social interaction scale of the Autism Diagnostic Observation Schedule and with the Clinical Global Impression of Change scale. We have also received FDA approval to conduct an open label extension of the ongoing Phase 3 clinical trials of RG1068 in children with autism. In the extension phase of the study, all patients who complete the Phase 3 trials will be offered the option of treatment with RG1068 once every three weeks for 1 year. The goal of the Phase 3 Extension Study is to provide patients access to RG1068 and to collect additional, longer-term safety data.

      Schizophrenia is a serious, disabling and chronic mental disorder that affects 2 million people in the United States. Schizophrenia is characterized by thought disorders such as delusions or hallucinations, as well as social withdrawal, lack of initiative, and blunting of emotional expression. Current antipsychotic drugs are effective in reducing thought disorders but have limited effects on the social withdrawal symptoms. The total cost for the care and treatment of patients with schizophrenia in the United States in 2000 was $40 billion.

      We plan to conduct a double-blind, placebo controlled Phase 2 clinical trial to evaluate RG1068 in schizophrenic patients who have significant social withdrawal symptoms. The trial is designed to extend clinical results published by investigators at the University of North Carolina at Chapel Hill who conducted a double-blind, placebo-controlled study of a single dose of secretin in 22 patients with schizophrenia. Patients in this study had been ill for an average of 20 years and had severe symptoms despite at least 3 trials of antipsychotic drugs. The secretin-treated group showed a significant improvement in the Clinical Global Impression of Improvement Scale during the first week. Pending approval by the FDA, the Phase 2 trial will evaluate the potential of multiple doses of RG1068 to treat the "negative" symptoms of schizophrenia, such as social interaction and communication deficits, which are often resistant to treatment with existing antipsychotic therapy. The trial will be conducted at several centers in the United States.

      We have also initiated a research effort to better understand the biology of secretin and its mechanism of action in patients. Initial results in rats indicate that a single intravenous dose of secretin can activate neurons in several brain regions including a region called the amygdala. Literature reports indicate that the amygdala is one of several brain regions affected in patients with autism and that it is an important part of neural circuits that facilitate social interaction.

      In collaboration with researchers from the Brain Imaging Center at McLean Hospital, we conducted a clinical trial designed to assess the neurological activity of RG1068 by functional magnetic resonance imaging ("fMRI"). The study was a double-blind, placebo-controlled clinical trial in 12 healthy men. Each subject was presented with a series of pictures of faces with either a neutral, happy or fearful facial expression to establish a baseline response. Following an injection of either RG1068 or a placebo, the subjects were again presented with the series of facial expressions. Throughout the experiment, the activation of the amygdala was recorded with fMRI. There was a significant activation of the right amygdala by RG1068 when the subjects viewed pictures of a fearful face compared to both the placebo group and the baseline response to the pictures in the RG1068 group. Failure to activate the amygdala when viewing fearful faces is a characteristic of people with autism and patients with amygdala damage.

      In February 2000, we were issued a broad U.S. patent covering the use of secretin in the treatment of autism. We are currently prosecuting additional patent applications for therapeutic uses of secretin in the United States, Europe and Japan.

CTLA4

      In autoimmune disease the immune system mistakenly attacks itself, targeting the tissues and organs of a person's own body. Autoimmune diseases such as rheumatoid arthritis, multiple sclerosis, lupus, psoriasis and Crohn's disease afflict millions of people in the United States and are often chronic, require lifelong care and monitoring, even when the person may look or feel well. Current treatment options are limited to broadly acting immunosuppresive drugs which may suppress the autoimmune attack but also suppress the ability of the immune system to fight infection resulting in potentially serious side effects.

      CTLA4 is a key regulator of the activity of the immune system which "turns off" the immune system after it has successfully cleared a bacterial or viral infection. Animal and human studies have suggested that a soluable form of CTLA4 (CTLA4-Ig) may be useful in treating diseases such as rheumatoid arthritis, multiple sclerosis, psoriasis and organ transplant. In some models, the specific immunosuppresive effects of CTLA4-Ig have been shown to persist after discontinuation of the drug, thus CTLA4-Ig may provide a unique and potentially safer treatment for autoimmune disease than current therapies. Repligen is developing a form of CTLA4-Ig which may have wide application in diseases characterized by over-activation of the immune system. Initial clinical trials of CTLA4-Ig in normal volunteers and in patients with Idiopathic Thrombocytopenic Purpura (ITP) has shown that CTLA4-Ig is well tolerated.

      In September 2002, we were granted a U.S. patent covering the composition of the specific form of CTLA4-Ig which we are developing. Repligen has also obtained an exclusive license to the patent rights of the University of Michigan that pertain to CTLA4-Ig. The University is prosecuting patents related to therapeutic uses of CTLA4-Ig for auto-immune diseases and organ transplantation. We also believe that the University of Michigan and Repligen are entitled to rights to certain U.S. patents on compositions and therapeutic uses of CTLA4-Ig which have been issued to the Bristol-Myers Squibb Company. (For more information on our intellectual property rights to CTLA4-Ig, please see "Legal Proceedings.")

Uridine

      Uridine is a naturally occurring molecule essential for the synthesis of DNA, RNA and many aspects of protein, lipid and carbohydrate synthesis and metabolism. Children lacking the ability to synthesize uridine display a variety of neurological, muscular and developmental disorders. We are evaluating the potential of uridine (or analogs of uridine) for several pediatric neurological disorders for which there is unmet medical need.

      Bipolar disorder, also known as manic depression, is marked by extreme changes in mood energy and behavior in which a person can alternate between mania (highs) and depression (lows). Bipolar disorder affects more than 2 million adults in the United States. Unipolar major depression is characterized by a sustained loss of interest in one's activities, low energy, poor concentration, changes in appetite and sleep, and often suicidical urges. There are approximately 20 million adults in the United States that experience major depression.

      Preclinical animal studies conducted by researchers at McLean Hospital have demonstrated that uridine is active in a widely accepted model of depression. RG2133 is a derivative of uridine which enables uridine to be delivered to the blood via oral dosing. We are currently conducting a Phase 1/2 trial of RG2133 in patients with bipolar disorder or depression. In addition to standard clinical evaluations of safety and efficacy, the trial will evaluate potential changes in brain chemistry by Magnetic Resonance Imaging.

      "Purine autism" is a form of autism in which patients appear to have a defect in the way they metabolize purines, which are essential components of RNA, DNA and other essential biological factors. Research at Repligen has confirmed that approximately 15-20% of patients with autistic symptoms have evidence of this metabolic abnormality. Several patients with "purine autism" have been treated by others with daily, oral dosing of uridine. We plan to initiate a clinical trial of RG2133 in "purine autism" later this year.

Protein A Products for Antibody Manufacturing

      Protein A is a naturally occurring protein used in the purification of antibodies. Most therapeutic monoclonal antibodies are manufactured by a process in which an impure mixture containing the desired antibody product is passed over a solid support to which Protein A has been chemically attached (immobilized). The immobilized Protein A binds the antibody product while other impurities are washed away. The antibody is then recovered from the support in a substantially purified form.

      We manufacture and market several products based on recombinant Protein A ("Protein A"). Our primary customers incorporate our Protein A products into their proprietary antibody purification systems that they sell directly to the biotechnology and pharmaceutical industry. We also manufacture an immobilized Protein A product that is marketed by Amersham Biosciences ("Amersham"). Substantially all of our product sales for the last three years have been sales of Protein A products.

      Sales of therapeutic antibody products have increased from $300 million in 1997 to approximately $5.0 billion in 2002. This growth is based on the increasing use of therapeutic antibody products, including Rituxan(R) for lymphoma, Herceptin(TM) for breast cancer, Synagis(TM) for RSV infection, Remicade(TM) for Crohn's disease and arthritis and Enbrel(TM) for arthritis. There are more than 100 additional monoclonal antibodies in various stages of clinical testing which may lead to additional growth of the antibody market and in turn, the demand for Protein A. We own a U.S. patent covering the Protein A gene and the manufacture of recombinant Protein A which expires in 2009.

Secretin Diagnostic Products

      In October 1999, we licensed exclusive commercial rights to two diagnostic products based on synthetic forms of porcine (pig) and human secretin from a private company. Both of these products have been evaluated in clinical trials for their safety and efficacy in diagnosing chronic pancreatitis, gastrinoma, a form of cancer, and as an aid during endoscopic retrograde cholangiopancreatography ("ERCP"), a gastrointestinal procedure. In April 2002, the FDA approved the use of secretin for injection

("SecreFlo(TM)") to aid in the diagnosis of pancreatic exocrine dysfunction or chronic pancreatitis and diagnosis of gastrinoma. In November 2002, the FDA approved the use of SecreFlo(TM) to aid in ERCP. The FDA has granted SecreFlo(TM) Orphan Drug Designation, which means it is the only form of secretin marketed for these indications in the United States until 2009. In October 2002, we commenced selling SecreFlo(TM). We market SecreFlo(TM) in the U.S. directly to hospital-based gastroenterologists by our gastroenterology sales specialists

Repligen's Business Strategy

      Our business strategy is to partially fund the development of our proprietary therapeutic products with the profits derived from the sales of our Specialty Pharmaceutical products: Protein A and SecreFlo(TM). This will enable us to independently advance our proprietary drug development programs while at the same time minimizing our operating losses. We may also seek corporate partners for development or marketing of our therapeutic product candidates.

Sales and Marketing

      We sell our Protein A products primarily through value-added resellers including Amersham, Applied Biosystems, Inc. and Millipore Corporation, and through distributors in certain foreign markets. We market SecreFlo (TM) directly to gastroenterologists in the United States.

Customers

      Customers for our Protein A products include chromatography companies, diagnostics companies, biopharmaceutical companies and laboratory researchers. During fiscal 2003, customers that accounted for more than 10% of our total revenues were Amersham and Applied Biosystems Inc.

      During fiscal year 2003, we commenced selling SecreFlo(TM), a diagnostic product that is marketed in the U.S., to hospital based gastroenterologists.

Geographic Reporting

      Of our fiscal 2003 revenue, 46% is attributable to U.S. customers and 54% is attributable to foreign customers, of which 66% is attributable to two customers. Of our fiscal 2002 revenue, 35% is attributable to U.S. customers and 65% is attributable to foreign customers, of which 85% is attributable to three customers. Of our fiscal 2001 revenue, 56% is attributable to U.S. customers and 44% is attributable to foreign customers, of which 71% is attributable to four customers.

Employees

      As of May 15, 2003, we had 44 employees. Of those employees, 33 were engaged in research, development and manufacturing and 11 in administrative and marketing functions. Sixteen of our employees hold doctorates or other advanced degrees. Each of our employees has signed a confidentiality agreement. None of our employees are covered by collective bargaining agreements.

Patents, Licenses and Proprietary Rights

      Our policy is to seek patent protection for our significant proprietary products. We pursue patent protection in the United States and file corresponding patent applications in relevant foreign jurisdictions. We believe that patents are an important element in the protection of our competitive and proprietary position, but other elements, including trade secrets, orphan drug status and know-how, are also important. We own or have exclusive rights to more than 12 U.S. patents and corresponding foreign equivalents. The initial terms of such patents expire at various times between 2003 and 2019. In addition, we have rights to more than 20 U.S. pending patent applications and corresponding foreign applications. The invalidation of key patents owned or licensed by us or the failure of patents to issue on pending patent applications could create increased competition, with potential adverse effects on our business prospects. For each of our license agreements where we license the rights to patents or patent applications, the license shall terminate on the day that the last to expire patent covered by each such license agreement expires.

      Secretin for Autism

      In March 1999, we acquired the rights to certain patent applications claiming the therapeutic use of secretin to treat autism and other pervasive developmental disorders. In February 2000, we received a U.S. patent covering the use of secretin in the treatment of autism or the symptoms of autism which will expire in 2018. In March 2001, we received a U.S. patent covering the transdermal delivery of secretin for the treatment of autism, which will expire in 2018. Additional related patent applications are currently being prosecuted in the United States and key foreign markets.

      CTLA4-Ig for Immune Disorders

      In September 2002, we received a U.S. Patent and Trademark Office for the specific CTLA4-Ig composition that we are developing. We also licensed the rights to certain patent applications from the University of Michigan in 1992. In September 1995, we assigned these patent rights to Genetics Institute, Inc. In January 1996, Genetics Institute, Inc. returned the rights to CTLA4-Ig to us. In November 1999, we executed an agreement with Genetics Institute and the University of Michigan that confirmed the prior transfer of certain CTLA4-Ig related rights from Genetics Institute to the University of Michigan and the exclusive license of those rights to us. We have an unrestricted right to sub-license our CTLA4-Ig rights. (For more information on our intellectual property rights to CTLA4-Ig, please see "Legal Proceedings.")

      Uridine

      In November 2000 and December 2000, Repligen entered into two License Agreements (the "UCSD License Agreements") with the University of California, San Diego ("UCSD") for certain patents applications pertaining to the use of uridine and uridine derivatives for the treatment of mitochondrial disease and purine autism. On June 21, 2001, Pro-Neuron, Inc. filed a complaint (the "Pro-Neuron Complaint") against the Regents of the University of California (the "Regents") and Repligen in the Superior Court of California, County of San Diego seeking to void the UCSD License Agreement relating to treatment of mitochondrial disease entered into between Repligen and the UCSD. Pro-Neuron subsequently amended the complaint to include the UCSD License Agreement related to purine autism and claims for misappropriation of trade secrets.

      In November and December of 2000, we licensed from the University of California, San Diego ("UCSD") rights to U.S. patent applications covering the use of uridine for the treatment of mitochondrial disease and for the treatment of "purine autism". In June 2003, Repligen agreed to restructure the UCSD License Agreements to exclude the field of acylated pyrimidines, including RG2133. Repligen will discontinue its clinical trial of RG2133 in mitochondrial disease and will continue its clinical trials of RG2133 in bipolar disorder/major depression and purine autism for up to two years. If uridine demonstrates efficacy in these diseases, we may seek an alternative form of uridine for further development which is not an acylated pyrimidines. (For more information on our intellectual property rights to uridine and related compounds for the treatment of mitochondrial disease, please see "Legal Proceedings.")

      Protein A for Antibody Manufacturing

      We own a U.S. patent covering recombinant Protein A which expires in 2009. We also own rights to modified forms of Protein A which were licensed to Amersham in December 1998 as part of a ten year agreement covering the supply of recombinant Protein A to Amersham.

      Secretin Diagnostic Products

      In October 1999, we licensed exclusive commercial rights to two diagnostic products based on synthetic forms of porcine (pig-derived) and human secretin from a private company. Both of these products have been evaluated in clinical trials for their safety and efficacy in diagnosing chronic pancreatitis, gastrinoma, and as an aid during endoscopic retrograde cholangio pancreatography ("ERCP"), a gastrointestinal diagnostic procedure. In April 2002, the FDA approved the use of secretin for injection ("SecreFlo(TM)") to aid in the diagnosis of pancreatic exocrine dysfunction or chronic pancreatitis and diagnosis of gastrinoma, a form of cancer. In November 2002, the FDA approved the use of SecreFlo(TM) as an aid during ERCP. The FDA has granted SecreFlo(TM) Orphan Drug Designation, which means that it is the only form of secretin marketed for the approved indications in the United States until 2009. In October 2002, we commenced selling SecreFlo(TM). We market this diagnostic product in the U.S. to hospital-based gastroenterologists by our gastroenterology sales specialists.

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

Research and Development

      For the past three years, we have devoted substantially all of our resources on the research and development of therapeutic product candidates for pediatric developmental disorders and our specialty pharmaceutical products and product candidates discussed herein. We spent $5,227,000 in fiscal 2003, $5,361,000 in fiscal 2002 and $5,786,000 in fiscal 2001 on company-sponsored research and development activities.

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

      The field of drug development is characterized by rapid technological change. New developments are expected to continue at a rapid pace in both industry and academia. There are many companies, both public and private, including large pharmaceutical companies, chemical companies and specialized biotechnology companies, engaged in developing products competitive with products that we have under development. Many of these companies have greater capital, human resources, research and development, manufacturing and marketing experience than we do. They may succeed in developing products that are more effective or less costly than any that we may develop. These competitors may also prove to be more successful than we are in production and marketing. In addition, academic, government and industry-based research groups compete intensely with us in recruiting qualified research personnel, in submitting patent filings for protection of intellectual property rights and in establishing corporate strategic alliances. We cannot be certain that research, discoveries and commercial developments by others will not render any of our programs or potential products noncompetitive.

Manufacturing

      We currently rely, and will continue to rely, for at least the next few years, on contract manufacturers to produce synthetic human secretin, uridine and CTLA4-Ig for use in our clinical trials. Our product candidates will need to be manufactured in a facility by processes that comply with the FDA's good manufacturing practices and other similar regulations. It may take a substantial period of time to begin manufacturing our products in compliance with such regulations. If we are unable to establish and maintain relationships with third parties for manufacturing sufficient quantities of our product candidates and their components that meet our planned time and cost parameters, the development and timing of our clinical trials may be adversely affected. (For more information about our manufacturing facilities, please see "Description of Property.")

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

      Therapeutic Product Candidates

      We rely upon contractors for both the procurement of raw materials and for manufacturing the finished product. We purchase raw materials from more than one commercially established company. Our necessary raw materials are currently commercially available in quantities far in excess of the scale required to complete all of our future planned Phase II and Phase III clinical trials.

Government Regulation

      The development of drug candidates, such as secretin, uridine or CTLA4-Ig are subject to regulation in the United States by the FDA and abroad by foreign equivalents. Product development and approval within the FDA regulatory framework usually takes a significant number of years and involves the expenditure of substantial capital resources. Timelines for development are uncertain.

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

      All data obtained from a comprehensive development program are submitted in a New Drug Application ("NDA") to the FDA and the corresponding agencies in other countries for review and approval. The NDA includes information pertaining to clinical studies and the manufacture of the new drug. Review of an NDA by the FDA can be a time-consuming process, and the FDA may request that we submit additional data or carry out additional studies.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      Investors should carefully consider the risks described below before making an investment decision.

      If any of the following risks occur, our business, financial condition or results of operations could be materially harmed. In that case the trading price of our common stock could decline, and Investors may lose all or part of your investment. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect Repligen.

      This annual report on Form 10-K also contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this annual report on Form 10-K.

We may be dependent on our collaborative partners to develop, conduct clinical trials for, and manufacture, market and sell our principal products.

      We conduct some of our development activities, and conduct most of our commercialization activities, through collaborations. Our collaborations are heavily dependent on the efforts and activities of our collaborative partners. Our existing and any future collaborations may not be technically or commercially successful.

      For example, if any of our collaborative partners were to breach or terminate an agreement with us, reduce its funding or otherwise fail to conduct the collaboration successfully, we may need to devote additional internal resources to the program that is the subject of the collaboration, scale back or terminate the program or seek an alternative partner, any of which could lead to delays in development and/or commercialization of our products.

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

      The rate of completion of clinical trials is dependent in part upon the rate of enrollment of patients. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, and the existence of competitive clinical trials. Delays in planned patient enrollment may result in increased costs and delays in completion of clinical trials.

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

      Even if we receive regulatory approval of a product, such approval may be subject to limitations on the indicated uses for which the product may be marketed, which may limit the size of the market for the product or contain requirements for costly post-marketing follow-up studies. The manufacturers of our products for which we have obtained marketing approval will be subject to continued review and periodic inspections by the FDA and other regulatory authorities. The subsequent discovery of previously unknown problems with the product, clinical trial subjects, or with a manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

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

We are currently and may in the future be involved in expensive patent litigation or other intellectual property proceedings which could result in liability for damages or stop our development and commercialization efforts.

      There has been substantial litigation and other proceedings regarding the complex patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We are a party to, and in the future may become a party to, patent litigation or other proceedings regarding intellectual property rights.

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

We may become involved in litigation or other proceedings with collaborative partners, which may be time consuming, costly and could result in delays in our development and commercialization efforts.

      We conduct some of our development activities, and conduct most of our commercialization activities, through collaborations with collaborative partners. Therefore, any disputes with such partners that leads to litigation or similar proceedings may result in us incurring legal expenses, as well as facing potential legal liability. Such disputes, litigation or other proceedings are also time consuming and may cause delays in our development and commercialization efforts.

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

      We currently rely upon third parties to produce material for preclinical and clinical testing purposes and expect to continue to do so in the future. We also expect to rely upon third parties, including our collaborative partners, to produce materials required for the commercial production of certain of our products if we succeed in obtaining necessary regulatory approvals. We believe that there is no proprietary aspect to the manufacture of our products. However, there are only a limited number of manufacturers that operate under the FDA's regulations for good manufacturing practices which are capable of and/or approved to manufacture our product. Timing for the initiation of new manufacturers is uncertain, and, if we are unable to arrange for third party manufacturing of our products on a timely basis, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

      We currently rely upon third parties for fermentation relating to our Protein A products. We rely on a single supplier for our SecreFlo(TM) product. We believe that there is no proprietary aspect to the manufacture of our products. However, timing for the initiation of new manufacturers is uncertain, and, if we are unable to arrange for third party manufacturing of our products on a timely basis, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

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

      o we may be delayed in completing our clinical trials of products under development; and

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

If we are unable to continue to hire and retain skilled personnel, then we will have trouble developing and marketing our products.

      Our success depends largely upon the continued service of our management and scientific staff and our ability to attract, retain and motivate highly skilled technical, scientific, management, regulatory compliance and marketing personnel. Potential employees with an expertise in the field of molecular biology, biochemistry, regulatory affairs and/or clinical development of new drug and biopharmaceutical manufacturing are not generally available in the market and are difficult to attract and retain. We also face significant competition for such personnel from other companies, research and academic institutions, government and other organizations who have superior funding and resources to be able to attract such personnel. The loss of key personnel or our inability to hire and retain personnel who have technical, scientific or regulatory compliance backgrounds could materially adversely affect our product development efforts and our business.

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

      We need additional long-term financing to develop our drug development programs through the clinical trial process as required by the FDA and our specialty pharmaceutical products business. We also need additional long-term financing to support future operations and capital expenditures, including capital for additional personnel and facilities. If we spend more money than currently expected for our drug development programs and our specialty pharmaceutical products business, we will need to raise additional capital by selling debt or equity securities, by entering into strategic relationships or through other arrangements. We may be unable to raise any additional amounts on reasonable terms or when they are needed due to the volatile nature of the biotechnology marketplace. If we are unable to raise this additional capital, we may have to delay or postpone critical clinical studies or abandon other development programs.

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

Anti-takeover provisions may deter a third party from acquiring us, limiting our stockholders' ability to profit from such a transaction.

      Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock, of which 40,000 have been reserved for issuance in connection with our stockholder rights plan, and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. We also adopted a "poison pill" stockholder rights plan that will dilute the stock ownership of acquirers of our common stock upon the occurrence of certain events. This stockholder rights plan could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

      We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. This provision could have the effect of delaying or preventing a change of control of the Company. Section 203 and the stockholder rights plan may have the effect of deterring hostile takeovers or delaying or preventing changes in our management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Item 2. PROPERTIES

      The Company leases approximately 25,000 square feet of space, of which approximately 10,000 square feet is manufacturing and laboratory space. Our lease expires in January 2013, with options to extend for two five-year periods. During fiscal 2003, we incurred aggregate rental costs for our facility, excluding maintenance and utilities, of approximately $372,000.

Item 3. LEGAL PROCEEDINGS

      In November 2000 and December 2000, Repligen entered into two License Agreements (the "UCSD License Agreements") with the University of California, San Diego ("UCSD") related to certain patent applications pertaining to the use of uridine and uridine derivatives for the treatment of mitochondrial disease and purine autism. On June 21, 2001, Pro-Neuron, Inc. filed a complaint (the "Pro-Neuron Complaint") against the Regents of the University of California (the "Regents") and Repligen in the Superior Court of California, County of San Diego seeking to void the license agreement related to treatment of mitochondrial disease entered into between Repligen and UCSD. Pro-Neuron subsequently sought to void the license agreement related to purine autism, and asserted claims for misappropriation of trade secrets.

      On June 4, 2003, Repligen, the Regents and Pro-Neuron entered into a binding term sheet for settlement (the "Settlement") under which the Pro-Neuron complaint will be dismissed upon execution of definitive agreements between the parties. Under the terms of the Settlement, Repligen will receive $750,000. Repligen and the Regents agreed to restructure the UCSD License Agreements to exclude the field of acylated pyrimidines, including triacetyluridine ("TAU"). Repligen will discontinue its clinical trial of TAU in mitochondrial disease and will continue its clinical trials of TAU in bipolar disorder/major depression and purine autism for up to two years. Repligen will assign to Pro-Neuron any inventions from these trials, for which it has rights, involving the use of acylated pyrimidines, but will retain the rights to any inventions for all other chemical entities. Repligen may still direct future clinical trials and product development efforts to prodrugs or derivatives of uridine which are not acylated pyrimidines.

      Repligen is the exclusive licensee of all CTLA4 patent rights owned by the University of Michigan ("the University"). Repligen and the University believe that the University has a rightful claim to ownership of certain CTLA4 related patents of Bristol-Myers Squibb Company ("Bristol"). Repligen and the University filed a complaint against Bristol in the United States District Court for the Eastern District of Michigan in August 2000 seeking a correction of inventorship. The lawsuit asserts that a scientist from the University made inventive contributions as part of a collaboration with Bristol scientists and is a rightful inventor on the patents issued to Bristol. On April 2, 2003, a bench trial of this matter commenced before the Honorable George C. Steeh. The submission of evidence to the court concluded on May 5, 2003. A correction of inventorship would result in the University and Repligen having rights to some or all of Bristol's patents on CTLA4-Ig. Repligen's failure to obtain ownership rights in the Bristol patents may restrict Repligen's ability to commercialize CTLA4-Ig. Repligen and the University have also filed patents related to compositions of matter and methods of use of CTLA4-Ig. In September 2002, Repligen was issued a U.S. patent covering the composition of the CTLA4-Ig product form that it is developing.

      On March 14, 2003, ChiRhoClin, Inc. ("ChiRhoClin") filed an arbitration proceeding against Repligen with the American Arbitration Association in New York. ChiRhoClin alleges that reimbursement of certain marketing expenses to Repligen breaches the license agreement between the parties by lowering the amount of royalties paid to ChiRhoClin. ChiRhoClin claims damages of approximately $800,000. Repligen believes that ChiRhoClin's arbitration claims have no merit and will vigorously defend its rights. This arbitration is at an early stage and has been stayed pending the outcome of settlement discussions between the parties.

      From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 2003.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      Our common stock is traded over-the-counter on the Nasdaq National Market under the symbol "RGEN." The following table sets forth for the periods indicated the high and low bid information for the common stock as reported by Nasdaq. These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily reflect actual transactions.

         Fiscal Year 2003                    High                   Low
         ----------------                    ----                   ---
         Fourth Quarter                      $5.00                  $2.73
         Third Quarter                       $3.73                  $2.25
         Second Quarter                      $2.95                  $2.05
         First Quarter                       $4.22                  $2.10

         Fiscal Year 2002
         ----------------
         Fourth Quarter                      $4.50                  $2.29
         Third Quarter                       $3.13                  $1.85
         Second Quarter                      $3.04                  $1.81
         First Quarter                       $3.57                  $1.28

Stockholders and Dividends

      As of May 15, 2003 there were approximately 883 stockholders of record of our common stock. We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations and our proprietary drug development programs. Any future determination as to the payment of dividends will be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

                                            Number of                                             Number of securities
                                            securities to be                                      remaining available for
                                            issued upon                                           future issuance under
                                            exercise of               Weighted-average            equity compensation
                                            outstanding               exercise price of           plans (excluding
                                            options, warrants         outstanding options,        securities reflected
Plan category                               and rights                warrants and rights         in column (a))
-------------                               ----------                -------------------         --------------
                                                (a)                          (b)                          (c)
Equity compensation plans
   approval by security holders ..........   1,940,050                      $2.55                     1,300,769

Equity compensation plans not
   approved by security holders ..........          --                      $  --                            --
                                             ---------                      -----                     ---------
Total                                        1,940,050                      $2.55                     1,300,769
                                             =========                      =====                     =========

Item 6. SELECTED FINANCIAL DATA

      The following selected financial data are derived from the audited financial statements of Repligen as of and for the years ended March 31, 2003, 2002, 2001, 2000 and 1999. The financial statements for the year ended March 31, 2003 have been audited by Ernst & Young LLP. The financial statements for the years ended 1999 through 2002 were audited by Arthur Andersen LLP, which has ceased operations. The selected financial data set forth below should be read in conjunction with our financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report and our report on Form 10-K for the years ended March 31, 2002, 2001, 2000 and 1999.

                                                                 Years Ended March 31,
                                               -------------------------------------------------------------
                                                 2003         2002         2001         2000         1999
                                                 ----         ----         ----         ----         ----
                                                        (In thousands, except per share amounts)
Operating Statement Data:
Revenues
  Product revenue ..........................   $   7,743    $   4,302    $   2,084    $   2,041    $   1,010
  Licensing and research revenue ...........          29           --          171          863        1,268
                                               ---------    ---------    ---------    ---------    ---------

     Total revenue .........................       7,772        4,302        2,255        2,904        2,278

Cost of revenue ............................       3,480        1,993        1,400        1,107          689
                                               ---------    ---------    ---------    ---------    ---------

     Gross margin ..........................       4,292        2,309          855        1,797        1,589

Operating expenses
  Research and development .................       5,227        5,361        5,787        3,754        1,847
  Selling, general and administrative ......       4,159        2,526        2,401        2,406        1,463
  Charge for purchased R&D .................          --           --           --           --        1,035
                                               ---------    ---------    ---------    ---------    ---------

     Total operating expenses ..............       9,386        7,887        8,188        6,160        4,345
                                               ---------    ---------    ---------    ---------    ---------

Loss from operations .......................      (5,094)      (5,578)      (7,333)      (4,363)      (2,756)
                                               ---------    ---------    ---------    ---------    ---------

Investment income ..........................         557        1,117        2,054          547          212
                                               ---------    ---------    ---------    ---------    ---------

Net loss ...................................   $  (4,537)   $  (4,461)   $  (5,279)   $  (3,816)   $  (2,544)
                                               =========    =========    =========    =========    =========

Net loss per common share ..................   $   (0.17)   $   (0.17)   $   (0.20)   $   (0.18)   $   (0.14)
                                               =========    =========    =========    =========    =========

Weighted average common shares outstanding .      26,813       26,640       26,548       21,538       18,018


                                                                     (In thousands)
                                                                     As of March 31,
                                                 2003         2002         2001         2000         1999
                                                 ----         ----         ----         ----         ----
Balance Sheet Data:
Cash and marketable securities .............   $  18,909    $  25,250    $  30,298    $  34,033    $   3,263
Working capital ............................      15,602       20,577       24,398       34,473        3,860
Total assets ...............................      26,793       29,111       32,148       36,287        5,224
Accumulated deficit ........................    (144,956)    (140,419)    (135,959)    (130,680)    (126,964)
Stockholders' equity .......................      24,550       26,445       30,891       35,090        4,592

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. When used in this report, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements and are a result of certain factors, including those set forth under "Certain Factors that may Affect Future Results" and elsewhere in this report.

   Overview

      We are engaged in the development of new products for profound pediatric developmental disorders. Our therapeutic product candidates are secretin for autism and schizophrenia, CTLA4-Ig for autoimmune disorders and uridine for neurologic and metabolic diseases. These products are synthetic forms of naturally-occurring substances which may correct improperly regulated biological processes with minimal toxicity or side-effects. Our product candidates have the potential to produce clinical benefits not attainable with any existing drug in diseases for which there are few alternative therapies or treatments.

      Our business strategy is to partially fund the development of our proprietary therapeutic products with the profits derived from the sales of our specialty pharmaceutical products: Protein A and SecreFlo(TM). This will enable us to independently advance our proprietary drug development programs while at the same time minimizing our operating losses. We may also seek corporate partners for development or marketing of our therapeutic product candidates.

Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3. "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this standard will have a significant impact on its financial position or results of operations.

      In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation. In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The amendments to Statement 123 in paragraphs 2(a)-2(e) of this Statement is effective for our fiscal year ending March 31, 2003. The Company believes that adoption of this statement did not have a significant impact on its financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company does not expect that the adoption of this standard will have a significant impact on its financial position or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The Securities and Exchange Commission requires that reporting companies discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one that is important to the portrayal of a company's financial condition and operating results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

      We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this report. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

      The Company applies Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101) to its revenue arrangements. The Company generates product revenues from the sale of its Protein A products to customers in the pharmaceutical and process chromatography industries, and from the sale of SecreFlo(TM), the first synthetic version of the hormone secretin, to hospital-based gastroenterologists. In accordance with SAB 101, the Company recognizes revenue related to product sales upon shipment of the product to the customer as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is probable.

      License and research revenue derived from collaborative arrangements is recognized as earned under cost plus fixed-fee contracts, or on a straight-line basis over the term of contract, which approximates when work is performed and costs are incurred. Research expenses in the accompanying statements of operations include funded and unfunded expenses. In addition, under certain contracts, the Company recognizes research and development milestones as they are achieved assuming the milestone is deemed to be substantive.

Impairment Analysis of Long-lived Assets

      During 2002, under the terms of a 1999 licensing agreement with ChiRhoClin, Inc. (CRC) we made a milestone payment to CRC that consisted of $1,250,000 in cash and 696,223 shares of our common stock. We have recorded the fair value of the shares issued, $2,576,025, and the cash paid of $1,250,000, as a long-term intangible asset. (See Note 6 of our consolidated financial statements for further discussion). Beginning in April 2002, we began to amortize this intangible asset to cost of revenue over the remaining term of the license, approximately seven years. In October 2002, we commenced commercial shipment of SecreFlo(TM), our synthetic version of the hormone secretin. We amortized $510,132 during the year ended March 31, 2003. At March 31, 2003, in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we performed an impairment analysis of this intangible asset in order to determine if an impairment loss existed and should be recognized. The impairment analysis consisted of an evaluation of the expected cash flows from the sale of SecreFlo(TM) over the term of the license and also included various assumptions and estimates concerning selling price, cost and volume of unit sales. We concluded that there was no impairment loss as of March 31, 2003. We believe that our assumptions and estimates are reasonable, however, actual results could differ from these estimates.

Clinical Trial Estimates

      Our clinical development trials related to our proprietary drug products are primarily performed by outside parties. It is not unusual at the end of each accounting period to estimate both the total cost of the trials and the percent completed as of that accounting date. We then need to adjust our estimates when final invoices are received. To date, these adjustments have not been material to our financial statements, and we believe that the estimates that we made as of March 31, 2003 are reflective of the actual expenses incurred as of that date. However, readers should be cautioned that the possibility exists that the timing or cost of certain trials might be longer or shorter or cost more or less than we have estimated and that the associated financial adjustments would be reflected in future periods.

Results of Operations

Fiscal Year Ended March 31, 2003 Compared with Fiscal Year Ended March 31, 2002

      Total revenue

      Total revenue for the fiscal year 2003 was $7,772,000 as compared to $4,302,000 in fiscal 2002, resulting in an increase of $3,470,000 or 81%. During fiscal year 2003 we commenced selling SecreFlo(TM), a diagnostic product that is marketed in the U.S. to hospital based gastroenterologists. In addition, this increase in product sales is attributable to increased demand from value-added resellers who incorporate our Protein A products into their proprietary antibody purification systems, which they sell to the biotechnology and pharmaceutical industry.

      Cost of revenue

      Cost of revenue for fiscal 2003 and 2002, was approximately $3,480,000 and $1,993,000, respectively, reflecting an increase of $1,487,000 or 75%. This increase is due primarily to increased costs associated with the increase in volume of product shipments and costs associated with our recently launched SecreFloTM. Gross profit in fiscal 2003 and 2002 was $4,292,000 or 55% and $2,309,000 or 54%, respectively. This increase in gross profit is due primarily to a change from period to period in the mix of Protein A product sales and the commencement of SecreFlo(TM) sales.

      Operating expenses

      Total operating expenses for fiscal 2003 and 2002 were approximately $9,386,000 and $7,887,000, respectively, resulting in an increase of $1,499,000 or 19% during 2003.

      Research and development expenses for fiscal 2003 and 2002 were approximately $5,227,000 and $5,361,000, respectively, a decrease of $134,000 or 2%. This decrease is largely attributable to a decrease in clinical material expenses partially offset by an increase in personnel costs and clinical trial expenses incurred during fiscal 2003.

      Selling, general and administrative expenses (SG&A) for fiscal 2003 and 2002 were approximately $4,159,000 and $2,526,000, respectively, resulting in an increase of $1,633,000 or 65%. This increase is largely attributable to increased staffing, investor relations and litigation expenses partially offset by a reimbursement by CRC of premarketing and launch expenses associated with the launch of SecreFlo(TM). We anticipate that SG&A expenses will increase as our litigation activities continue and an expected increase in marketing expenses as we expand our commercial operations.

      Investment income

      Investment income for fiscal 2003 and 2002, was approximately $557,000 and $1,117,000, respectively, a decrease of $560,000 or 50% in 2003. This decrease is attributable to lower average funds available for investment and lower interest rates during fiscal 2003 as compared to fiscal 2002. We expect interest income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Fiscal Year Ended March 31, 2002 Compared with Fiscal Year Ended March 31, 2001

      Total revenue

      Total revenue for fiscal 2002 were $4,302,000 compared to $2,255,000 in fiscal 2001, an increase of $2,047,000 or 91%. This increase in revenue is a result of increased Protein A sales driven predominantly by the rapid market growth and success of antibody therapeutic drugs.

      Product revenue for fiscal 2002 was $4,302,000 compared to $2,083,000 in fiscal 2001, an increase of $2,219,000 or 107%. This increase is due to increased product shipments to Amersham and increased demand from several monoclonal antibody producers during the year.

      Licensing and research revenue for fiscal 2002 was $0 compared to $172,000 in fiscal 2001, a decrease of $172,000 or 100%. During fiscal 2001, we received non-recurring licensing payments from certain intellectual property pertaining to our former programs.

      Cost of revenue

      Cost of revenue for fiscal 2002 was $1,993,000, compared to $1,400,000 in fiscal 2001, an increase of $593,000 or 42%. This increase is largely attributable to an increase in Protein A sales and to the mix of product sales partially offset by manufacturing efficiencies. Gross profit in fiscal 2002 was $2,309,000 or 54% versus 855,000 or 41% of product revenue for fiscal 2001. This increase is a result of changes in product mix and improvements in manufacturing efficiencies.

      Operating expenses

      Total operating expenses for fiscal 2002 were $7,887,000 compared to $8,188,000 in fiscal 2001, a decrease of $301,000 or 4%.

      Research and development expenses for fiscal 2002 were $5,361,000 compared to $5,786,000 in fiscal 2001, a decrease of $425,000 or 7%. This decrease is largely due to decreased clinical trial costs, pharmacology-toxicology testing, and manufacturing costs related to development activities for our product candidates.

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

      At March 31, 2003 we had cash and marketable securities of $18,909,000, compared to $25,250,000 at March 31, 2002. Our operating activities in 2003 used cash of approximately $5,258,000, consisting of the net loss from operations for the year of $4,537,000 and a decrease in accounts payable of $439,000. These uses of cash were offset by non-cash charges of $802,000 for depreciation and amortization and a decrease in accounts receivable of $67,000, a decrease in inventory of $26,000, a decrease in prepaid expenses of $100,000 and an increase in accrued expenses of $16,000. During fiscal 2003, we purchased $1,084,000 of capital equipment, consisting of laboratory and office equipment.

      In May 2003, a certain investor purchased approximately $12.5 million of our common stock through a private placement of 2,500,000 shares. Repligen received net proceeds of approximately $11.8 million after deducting the estimated expenses of the transaction.

      We have leased, pursuant to a ten-year lease agreement, a new corporate headquarters in Waltham, Massachusetts. We anticipate that this new facility will increase operating efficiencies and manufacturing capacity to meet the growing demand for our Protein A products, and to better meet corporate goals and objectives. We relocated to this facility in May 2002. In connection with this lease agreement, a letter of credit in the amount of $500,000 was issued to our landlord. In October 2002, this letter of credit was reduced to $200,000. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included as restricted cash in the accompanying balance sheet as of March 31, 2003.

      During April 2002 and as required by the terms of our license agreement with ChiRhoClin, we paid a milestone payment of $1,250,000 in connection with the FDA's approval of SecreFlo(TM), our synthetic porcine secretin product. Also pursuant to such license agreement, we issued to ChiRhoClin approximately, 696,000 shares of our common stock in fiscal 2003. We have not granted registration rights to ChiRhoClin with respect to the shares issued under the license agreement. In addition, under the terms of the licensing agreement with ChiRhoClin, if the FDA approves the NDA for human secretin diagnostic, we will be required to pay ChiRhoClin future milestones in cash. We will also be required to pay royalties on sales of both synthetic porcine and human products.

      We expect to incur significantly higher costs in fiscal 2004 as a result of the expansion of research and development costs associated with the clinical trials of our proprietary drug candidates and the commercialization of our diagnostic product, SecreFlo(TM). We believe that we have sufficient resources to satisfy our working capital and capital expenditure requirements for the next twenty-four months. Should we need to secure additional financing to meet our future liquidity requirements, we may not be able to secure such financing, or obtain such financing on favorable terms because of the volatile nature of the biotechnology marketplace.

      At March 31, 2003, we had net operating loss carryforwards of approximately $122,438,000 and research and development credit carryforwards of approximately $7,161,000 to reduce future federal income taxes, if any. The net operating loss and tax credit carryforwards will expire at various dates, beginning in 2004, if not used. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue

Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

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

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      As of March 31, 2003, we did not have any financing arrangements that were not reflected in our balance sheet.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENT DATA

      All financial statements required to be filed hereunder are filed as an exhibit hereto, are listed under Item 16 (a) (1) and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Repligen engaged the services of Ernst & Young LLP as its new independent auditors to replace Arthur Andersen LLP, effective June 12, 2002. For additional information, see Repligen's Current Report on Form 8-K filed June 19, 2002 (as amended by the Form 8-K/A filed on June 28, 2002).

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding our directors and executive officers will be set forth under the captions "Election of Directors," "Occupations of Directors and Executive Officers," "Biographical Information," "Information Regarding the Board of Directors and its Committees" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our annual meeting of stockholders to be held on September 10, 2003, which will be filed with the SEC within 120 days of March 31, 2003 and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

      Information required by this Item will be set forth under the captions "Summary of Executive Compensation" and "Compensation of Directors" in our definitive proxy statement for our annual meeting of stockholders to be held on September 10, 2003, which will be filed with the SEC within 120 days of March 31, 2003 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this Item will be set forth under the captions "Principal Holders of Voting Securities" and "Stock Ownership of Executive Officers and Directors" in our definitive proxy statement for our annual meeting of stockholders to be held on September 10, 2003 which will be filed with the SEC within 120 days of March 31, 2003 and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this Item will be set forth under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for our annual meeting of stockholders to be held on September 10, 2003 which will be filed with the SEC within 120 days of March 31, 2003 and is incorporated herein by reference.

Item 14. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

      Based on an evaluation of our disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days of the filing of this Annual Report on Form 10-K, the President, Chief Executive Officer and Principal Financial Officer, Walter C. Herlihy, has concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective.

      Changes in Internal Controls

      There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                     PART IV

Item 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form 10-K:

(a) (1) Financial Statements:

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-2 of this Report, as follows:

                                                                            Page
--------------------------------------------------------------------------------
Report of Independent Auditors ............................................  F-2
Consolidated Balance Sheets as of March 31, 2003 and 2002 .................  F-4
Consolidated Statements of Operations for the Years Ended
March 31, 2003, 2002, and 2001 ............................................  F-5
Consolidated Statements of Stockholders' Equity for the Years Ended
March 31, 2003, 2002, and 2001 ............................................  F-6
Consolidated Statements of Cash Flows for the Years Ended March 31,
2003, 2002, and 2001 ......................................................  F-7
Notes to Consolidated Financial Statements ................................  F-8

(a) (2) Financial Statement Schedules:

      None

(a) (3) Exhibits:

      The Exhibits which are filed as part of this Annual Report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b) Reports on Form 8-K:

      On March 4, 2003, we filed a current report on Form 8-K (including items 5 and 7) reporting that the Board of Directors had adopted a Shareholder Rights Plan as of March 3, 2003.

                                  EXHIBIT INDEX

Exhibit Number      Document Description
--------------      --------------------

3.1 Restated Certificate of Incorporation dated June 30, 1992 and amended September 30, 1999 (filed as Exhibit 4.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2+ By-laws (filed as Exhibit 3.2 to Repligen Corporation's annual report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference)

4.1+ Specimen Stock Certificate filed as Exhibit 4.1 to Repligen Corporation's annual report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference)

4.2 Form of Warrant Agreement (filed as Exhibit 4.1 to Repligen Corporation's Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

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

4.5                 Common Stock Purchase Warrant dated July 24, 2000 (filed as
                    Exhibit 4.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.6* The 2001 Repligen Corporation Stock Option Plan, adopted by the Stockholders on September 13, 2001 (filed as Appendix B to Repligen Corporation's Definitive Proxy Statement on
                    Schedule 14A dated July 19, 2001 and incorporated herein by reference).

4.7* The Amended 1992 Repligen Corporation Stock Option Plan, as amended (filed as Exhibit 4.2 to Repligen Corporation's Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.8 Rights Agreement, dated as of March 3, 2003, between Repligen Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to Repligen Corporation's Form 8-K filed March 4, 2003 and incorporated herein by reference).

4.9 Stock Purchase Agreement dated as of May 1, 2003, by and among Repligen Corporation and the investors listed on
                    Schedule I thereto (filed as Exhibit 4 to Repligen's Corporation's Current Report on Form 8-K filed May 2, 2003 and incorporated herein by reference.

10.1+*              Consulting Agreement, dated October 1, 1981, between Dr.
                    Paul Schimmel and Repligen Corporation. (filed as Exhibit
                    10.1 to Repligen Corporation's annual report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

10.2+*              Consulting Agreement, dated November 1, 1981, between Dr.
                    Alexander Rich and Repligen Corporation. (filed as Exhibit
                    10.2 to Repligen Corporation's annual report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

10.3+* Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy. (filed as Exhibit 10.3 to Repligen Corporation's annual report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

10.4+* Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche. (filed as Exhibit 10.4 to Repligen Corporation's annual report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

10.5+* Employment Agreement, dated March 14, 1996, between Repligen Corporation and Daniel P. Witt. (filed as Exhibit 10.5 to Repligen Corporation's annual report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

#10.6 Patent Purchase Agreement dated as of March 9, 1999 among the Company and Autism Research Institute and Victoria Beck (filed as Exhibit 2.1 to Repligen Corporation's Form 8-K/A filed June 15, 1999 and incorporated herein by reference).

#10.7 Manufacturing Transfer Agreement dated as of December 31, 1998 among the Company and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference).

#10.8 Supply Agreement dated as of May 26, 1999 by and between Repligen Corporation and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.9 Licensing Agreement by and between ChiRhoClin, Inc. and Repligen Corporation (filed as Exhibit 10.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference).

10.10               License Agreement with University of Michigan (filed as
                    Exhibit 10.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.11 Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed as
                    Exhibit 10.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference).

21+                 Subsidiaries of Registrant.

23.1+               Consent of Ernst & Young LLP.

23.2+               Notice Regarding Consent of Arthur Andersen LLP.

99+ Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
#     Confidential treatment obtained as to certain portions.

*     Management contract or compensatory plan or arrangement

+     Filed herewith.

The exhibits listed above are not contained in the copy of the annual report on Form 10-K distributed to stockholders. Upon the request of any stockholder entitled to vote at the 2003 annual meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 41 Seyon Street, Waltham, MA 02453.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                REPLIGEN CORPORATION


                                By: /s/ Walter C. Herlihy
                                    ----------------------------------------
                                    Walter C. Herlihy
                                    President and Chief Executive Officer
                                    (Principal executive, accounting and
                                    financial officer)
                                    Date: June 27, 2003

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

Signature                     Title                                                      Date
---------                     -----                                                      ----
/s/ Alexander Rich            Co-Chairman of the Board of Directors                      June 27, 2003
-------------------------
Alexander Rich, M.D.

/s/ Paul Schimmel             Co-Chairman of the Board of Directors                      June 27, 2003
-------------------------
Paul Schimmel, Ph.D.

/s/ Walter C. Herlihy         President, Chief Executive Officer and Director            June 27, 2003
-------------------------     (Principal executive, accounting and financial officer)
Walter C. Herlihy

/s/ Robert J. Hennessey       Director                                                   June 27, 2003
-------------------------
Robert J. Hennessey

/s/ G. William Miller         Director                                                   June 27, 2003
-------------------------
G. William Miller

                                  CERTIFICATION

I, Walter Herlihy, certify that:

1. I have reviewed this annual report on Form 10-K of Repligen Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          Date: June 27, 2003


                          /s/ Walter C. Herlihy
                          -----------------------------------------
                          Chief Executive Officer and President,
                          Principal Executive, Accounting, and Financial Officer

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Report of Independent Auditors                                           F-2

Balance Sheets as of March 31, 2003 and 2002                             F-4

Statements of Operations for the Years
  Ended March 31, 2003, 2002 and 2001                                    F-5

Statements of Stockholders' Equity for the Years
  Ended March 31, 2003, 2002 and 2001                                    F-6

Statements of Cash Flows for the Years
  Ended March 31, 2003, 2002 and 2001                                    F-7

Notes to Financial Statements                                            F-8

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
Repligen Corporation

      We have audited the accompanying balance sheet of Repligen Corporation as of March 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Repligen Corporation as of March 31, 2002 and the years ended March 31, 2002 and 2001 were audited by other auditors who have ceased operations and whose report dated May 13, 2002, expressed an unqualified opinion on those statements.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repligen Corporation as of March 31, 2003, and the results of its operations, stockholders' equity, and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ ERNST & YOUNG LLP

Boston, Massachusetts
May 21, 2003,
except with respect to
the matter discussed in
Note 12, as to which the
date is June 4, 2003

This is a copy of a report previously issued by Andersen and Andersen has not reissued this report.

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


                                                         /s/ ARTHUR ANDERSEN LLP
                                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
May 13, 2002

                              REPLIGEN CORPORATION
                                 BALANCE SHEETS

                                                                         As of March 31,
                                                                       2003             2002
                                                                  ------------------------------
Assets
Current assets:
  Cash                                                            $   6,108,004    $   8,696,194
  Marketable securities                                               9,417,224       12,143,170
  Accounts receivable, less reserves of $50,000 and $25,000 in
  2003 and 2002, respectively                                           907,501          865,861
  Inventories                                                           889,924          916,091
  Prepaid expenses and other current assets                             522,569          622,309
                                                                  -------------    -------------
     Total current assets                                            17,845,222       23,243,625
                                                                  -------------    -------------

Property, plant and equipment, at cost:
  Leasehold improvements                                              2,585,152        1,657,416
  Equipment                                                           1,317,086        1,169,080
  Furniture and fixtures                                                360,003          352,174
                                                                  -------------    -------------
                                                                      4,262,241        3,178,670
     Less - accumulated depreciation and amortization                (2,013,828)      (1,721,732)
                                                                  -------------    -------------
                                                                      2,248,413        1,456,938
                                                                  -------------    -------------

Long-term marketable securities                                       3,183,727        3,910,852
Restricted cash                                                         200,000          500,000
Other assets, net (Note 6)                                            3,315,894               --
                                                                  -------------    -------------

Total Assets                                                      $  26,793,256    $  29,111,415
                                                                  =============    =============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                $     968,551    $   1,407,955
  Accrued expenses                                                    1,274,837        1,258,804
                                                                  -------------    -------------
     Total current liabilities                                        2,243,388        2,666,759
                                                                  -------------    -------------

Commitments and contingencies (Notes 5,10)

Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares
    authorized, no shares issued or outstanding                              --               --
Common stock, $0.01 par value, 40,000,000 shares
    authorized, 27,338,973 and 26,642,750 shares issued and
    outstanding, in 2003 and 2002, respectively                         273,390          266,427
Additional paid-in capital                                          169,232,975      166,597,654
Accumulated deficit                                                (144,956,497)    (140,419,425)
                                                                  -------------    -------------
  Total stockholders' equity                                         24,549,868       26,444,656
                                                                  -------------    -------------

Total liabilities and stockholders' equity                        $  26,793,256    $  29,111,415
                                                                  =============    =============

                             See accompanying notes.

                              REPLIGEN CORPORATION
                            STATEMENTS OF OPERATIONS

                                                        Years Ended March 31,
                                                 2003            2002            2001
                                             --------------------------------------------
Revenue:
       Product revenue                       $  7,742,667    $  4,301,565    $  2,083,529
       Licensing and research revenue              29,114              --         171,615
                                             ------------    ------------    ------------
         Total revenue                          7,771,781       4,301,565       2,255,144

       Cost of revenue                          3,480,441       1,992,734       1,399,849
                                             ------------    ------------    ------------
         Gross profit                           4,291,340       2,308,831         855,295

Operating expenses:
       Research and development                 5,226,524       5,360,720       5,786,392
       Selling, general and administrative      4,159,220       2,525,827       2,401,460
                                             ------------    ------------    ------------
         Total operating expenses               9,385,744       7,886,547       8,187,852
                                             ------------    ------------    ------------

       Loss from operations                    (5,094,404)     (5,577,716)     (7,332,557)
                                             ------------    ------------    ------------

Investment income                                 557,332       1,117,099       2,053,690
                                             ------------    ------------    ------------

Net loss                                     $ (4,537,072)   $ (4,460,617)   $ (5,278,867)
                                             ============    ============    ============

Basic and diluted net loss per share         $      (0.17)   $      (0.17)   $      (0.20)
                                             ============    ============    ============

Basic and diluted weighted average
  shares outstanding                           26,812,981      26,639,525      26,547,238
                                             ============    ============    ============

                             See accompanying notes.

                              REPLIGEN CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Common Stock
                                  ------------

                                                               Additional                         Total
                                    Number of                     Paid-        Accumulated     Stockholders'
                                      Shares       Amount      in Capital        Deficit          Equity
                                      ------       ------      ----------        -------          ------
------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000           26,315,979   $  263,159   $ 165,507,184   ($130,679,941)   $  35,090,402
------------------------------------------------------------------------------------------------------------
Issuance of common stock for
   patent acquisition                   30,000          300         183,450              --          183,750
Issuance of warrants for services           --           --         218,735              --          218,735
Exercise of stock options               34,200          342          24,354              --           24,696
Exercise of warrants                   248,771        2,488         649,961              --          652,449
Net loss                                    --           --              --      (5,278,867)      (5,278,867)
------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001           26,628,950      266,289     166,583,684    (135,958,808)      30,891,165
------------------------------------------------------------------------------------------------------------
Exercise of stock options               13,800          138          13,970              --           14,108
Net loss                                    --           --              --      (4,460,617)      (4,460,617)
------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002           26,642,750      266,427     166,597,654    (140,419,425)      26,444,656
------------------------------------------------------------------------------------------------------------
Issuance of common stock for
   payment of license                  696,223        6,963       2,569,063              --        2,576,026
Compensation expense related to
    issuance of stock options to
    employees                                                        66,258                           66,258
Net loss                                    --           --              --      (4,537,072)      (4,537,072)
------------------------------------------------------------------------------------------------------------
Balance at March 31, 2003           27,338,973   $  273,390   $ 169,232,975   ($144,956,497)   $  24,549,868
------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

                              REPLIGEN CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                      Years Ended March 31,
                                                               2003            2002            2001
                                                           --------------------------------------------
Cash flows from operating activities:
     Net loss                                              $ (4,537,072)   $ (4,460,617)   $ (5,278,867)
     Adjustments to reconcile net loss to net cash
     used in operating activities --
         Depreciation and amortization                          802,228         257,537         276,852
         Common stock warrants issued for payment for
            services                                                 --              --         218,735
         Compensation expense related to issuance of
            stock options to employees                           66,258              --              --
         Bad debt reserve                                        25,000              --              --
         Common stock issued for payment of patent
            acquisition                                              --              --         183,750
     Changes in assets and liabilities:
           Accounts receivable                                  (66,640)       (422,101)        404,078
           Inventories                                           26,167        (281,368)        (87,276)
           Prepaid expenses and other current assets             99,740        (352,057)        (28,598)
           Other assets                                      (1,250,000)         56,882          24,500
           Accounts payable                                    (439,404)         19,306         104,350
           Accrued expenses                                      16,033         428,246         (44,610)
                                                           ------------    ------------    ------------

              Net cash used in operating activities          (5,257,690)     (4,754,172)     (4,227,086)
                                                           ------------    ------------    ------------

Cash flows from investing activities:
         Purchases of marketable securities                  (8,329,507)    (22,801,063)    (50,328,259)
         Redemptions of marketable securities                11,782,578      20,881,667      45,000,000
         Decrease/(Increase) in restricted cash                 300,000        (500,000)             --
         Purchases of property, plant and equipment          (1,083,571)       (307,971)       (184,721)
                                                           ------------    ------------    ------------

            Net cash provided by (used in) investing
            activities                                        2,669,500      (2,727,367)     (5,512,980)
                                                           ------------    ------------    ------------

Cash flows from financing activities:
         Exercise of warrants                                        --              --         652,449
         Exercise of stock options                                   --          14,108          24,696
                                                           ------------    ------------    ------------

               Net cash provided by financing activities             --          14,108         677,145
                                                           ------------    ------------    ------------

Net decrease in cash and cash equivalents                    (2,588,190)     (7,467,431)     (9,062,921)

Cash, beginning of year                                       8,696,194      16,163,625      25,226,546
                                                           ------------    ------------    ------------

Cash, end of year                                          $  6,108,004    $  8,696,194    $ 16,163,625
                                                           ============    ============    ============

Supplemental disclosure of noncash activities:
  Common stock issued for payment of license               $  2,576,025    $         --    $         --
  Purchases of leasehold improvements                      $         --    $    962,383    $         --

                             See accompanying notes.

                              REPLIGEN CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.    Organization and Nature of Business

      Repligen Corporation ("Repligen," "Company," "we," "us" or "our") is engaged in the development of new products for profound pediatric developmental disorders. Our therapeutic product candidates are secretin for autism and schizophrenia, CTLA4-Ig for autoimmune disorders and uridine for neurologic and metabolic diseases. These products are synthetic forms of naturally-occurring substances which may correct improperly regulated biological processes with minimal toxicity or side-effects. Our product candidates have the potential to produce clinical benefits not attainable with any existing drug in diseases for which there are few alternative therapies or treatments.

      Our business strategy is to partially fund the development of our proprietary therapeutic products with the profits derived from the sales of our specialty pharmaceutical products: Protein A and SecreFlo(TM). This will enable us to independently advance our proprietary drug development programs while at the same time minimizing our operating losses. We may also seek corporate partners for development or marketing of our therapeutic product candidates.

      The Company is subject to a number of risks typically associated with companies in the biotechnology industry. Principally those risks associated with the Company's dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with the U.S. Food and Drug Administration and other governmental regulations and approval requirements, as well as the ability to grow the Company's business and obtaining adequate funding to fund this growth.

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

Revenue Recognition

      The Company applies Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101) to its revenue arrangements. The Company generates product revenues from the sale of its Protein A products to customers in the pharmaceutical and process chromatography industries, and from the sale of SecreFlo(TM), the first synthetic version of the hormone secretin, to hospital-based gastroenterologists. In accordance with SAB 101, the Company recognizes revenue related to product sales upon shipment of the product to the customer as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is probable.

      License and research revenue derived from collaborative arrangements is recognized as earned under cost plus fixed-fee contracts, or on a straight-line basis over the term of contract, which approximates when work is performed and costs are incurred. Research expenses in the accompanying statements of operations include funded and unfunded expenses. In addition, under certain contracts, the Company recognizes research and development milestones as they are achieved assuming the milestone is deemed to be substantive.

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

Cash & Marketable Securities

      The Company applies SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 2003, the Company's cash equivalents and marketable securities are classified as held-to-maturity investments as the Company has the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year. The Company recognized a realized gain of $5,558 during the year ended March 31, 2002 on sales of its marketable securities.

      Cash and marketable securities consist of the following at March 31, 2003 and 2002:

                                                                                         Unrealized Holding
                                                                                             Gain (Loss)
                                                             Years Ended March 31,      Years Ended March 31,
                                                              2003          2002          2003          2002
                                                          -----------------------------------------------------
     Cash                                                 $ 6,108,004   $ 8,696,194            --            --
                                                          -----------   -----------   -----------   -----------
Marketable securities
     U.S. Government and agency securities                $   715,459   $ 1,414,994   $       252   $      (774)
     Corporate and other debt securities                  $ 8,701,765   $10,728,176   $    23,774   $    51,610
                                                          -----------   -----------   -----------   -----------
     (Average of remaining maturity of
     approximately 4 months at March 31, 2003)            $ 9,417,224   $12,143,170   $    24,026   $    50,836
                                                          ===========   ===========   ===========   ===========

Long-term marketable securities
     U.S. Government and agency securities                $ 1,101,265   $        --   $     2,598   $        --
     Corporate and other debt securities                  $ 2,082,463   $ 3,910,852   $     3,628   $    (9,334)
                                                          -----------   -----------   -----------   -----------
     (Average of remaining maturity of
     approximately 14 months at March 31, 2003)           $ 3,183,727   $ 3,910,852   $     6,226   $    (9,334)
                                                          ===========   ===========   ===========   ===========

      Restricted cash of $200,000 is related to the Company's facility lease obligation (see note 5).

Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments which represent cash and cash equivalents, marketable securities, accounts receivable and accounts payable generally approximate fair value due to the short-term nature of these instruments.

Concentrations of Credit Risk and Significant Customers

      Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. The Company's cash equivalents and marketable securities are invested in financial instruments with high credit ratings. At March 31, 2003, the Company has no items such as those associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

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

      Revenue from significant customers as a percentage of the Company's total revenue is as follows:

                                     Years Ended March 31,
                                  2003       2002       2001
                                 -----------------------------
                  Customer A        43%        56%        42%
                  Customer B        23%        23%        19%

      Significant accounts receivable balances as a percentage of the Company's total trade accounts receivable balances are as follows:

                                  As of March 31,
                                  2003       2002
                                 -----------------
                  Customer A        65%        69%
                  Customer B        --%        24%
                  Customer C        10%        --

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories at March 31, 2003 and 2002 consist of the following:

                                              As of March 31,
                                            2003          2002
                                            ----          ----
                Raw materials ......      $114,130      $182,117
                Work-in process ....       303,631       470,823
                Finished goods .....       472,163       263,151
                                          --------      --------
                   Total ...........      $889,924      $916,091
                                          ========      ========

Depreciation and Amortization

      Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the asset as follows:

         Description                 Estimated Useful Life
         -----------                 ---------------------
         Leasehold improvements      Shorter of term of the lease or estimated useful life
         Equipment                   3-5 years
         Furniture and fixtures      5-7 years

      The Company recorded depreciation expense and amortization of $292,096, $257,537 and $276,852 in 2003, 2002 and 2001, respectively.

Earnings Per Share

      The Company applies SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and warrants, is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for 2003, 2002 and 2001 do not include the potential common shares from warrants and stock options because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share is the same. The number of potential common shares excluded from the calculation of diluted earnings per share during the years ended March 31, 2003, 2002 and 2001 was 2,344,996, 2,106,846, and 1,904,387 shares, respectively.

Segment Reporting

      The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. The chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance, identifies operating segments as components of an enterprise about which separate discrete financial information is available for evaluation. To date, the Company has viewed its operations and manages its business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

      The following table represents the Company's revenue by geographic area (based on the location of the customer):

                      Year Ended March 31,
                   2003       2002       2001
                   ----       ----       ----
Europe               53%        63%        42%
United States        46%        35%        56%
Other                 1%         2%         2%
                   ----       ----       ----
Total               100%       100%       100%
                   ====       ====       ====

      As of March 31, 2003 and 2002, all of the Company's assets are located in the United States.

Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS 146, "Accounting for Cost Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this standard will have a significant impact on the Company's financial position or results of operations.

      In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amends SFAS 123, "Accounting for Stock-Based Compensation". In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The amendments to Statement 123 in paragraphs 2(a)-2(e) of this Statement were effective for the current fiscal year. The Company believes that the adoption of this statement has not resulted in a significant impact on its financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company does not expect that the adoption of this standard will have a significant impact on its financial position or results of operation.

Stock Based Compensation

      The Company accounts for its stock-based compensation under SFAS No. 123 "Accounting for Stock-Based Compensation." The Company continues to apply APB No. 25 for employee stock options awards and elected the disclosure-only alternative for the same under SFAS No. 123.

      The Company has computed the pro forma disclosures required under SFAS Nos. 123 and 148 for all stock options granted to employees in 2003, 2002 and 2001 using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The assumptions used and the weighted average information for the years ended March 31, 2003, 2002 and 2001 are as follows:

                                                                  Years Ended March 31,
                                                          2003             2002             2001
                                                       ---------------------------------------------
Risk-free interest rates                               1.16%-5.02%      4.31%-5.06%      5.28%-6.33%
Expected dividend yield                                    --               --               --
Expected lives                                           7 years          7 years          7 years
Expected volatility                                        91%              101%             108%
Weighted average grant date fair value of options
    granted during the period                             $2.57            $2.21            $5.78
Weighted average remaining contractual life of
    options outstanding                                 5.9 years        6.1 years        6.6 years

      If compensation expense for the Company's stock option plans had been determined consistent with SFAS No. 123, the pro forma net loss and net loss per share would have been as follows:

                                                                           Years Ended March 31,
                                                                 2003              2002              2001
                                                                 ----              ----              ----
Net Loss as reported                                         $(4,537,072)      $(4,460,617)      $(5,278,867)
Add: Stock-based employee compensation expense included
in reported net loss                                              66,258                --                --

Deduct: Stock-based employee compensation
expense determined under fair value based
method for all employee awards                                  (687,908)         (745,797)         (402,444)
                                                             -----------       -----------       -----------
Pro forma net loss                                           $(5,158,722)      $(5,206,414)      $(5,681,311)
                                                             ===========       ===========       ===========
Basic and diluted net loss per share:
   As reported                                                      (.17)             (.17)             (.20)
   Pro forma                                                 $      (.19)      $      (.20)      $      (.21)

Impairment of Long-Lived Assets

      Effective April 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new statement also supersedes certain aspects of Accounting Principles Board Opinion No. 30 (APB 30), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction," with regard to reporting the effects of a disposal of a segment of a business and requires expected future operating losses from discontinued operations to be reported in the period incurred (rather than as of the measurement dates as formerly required by APB
30). The provisions of this statement are required to be applied for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. At March 31, 2003, in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we performed an impairment analysis of this intangible asset in order to determine if an impairment loss existed and should be recognized. The impairment analysis consisted of an evaluation of the expected cash flows from the sale of SecreFlo(TM) over the term of the license and also included various assumptions and estimates concerning selling price, cost and volume of unit sales. We concluded that there was no impairment loss as of March 31, 2003. We believe that our assumptions and estimates are reasonable, however, actual results could differ from these estimates.

3.    Income Taxes

      The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." At March 31, 2003, the Company had net operating loss carryforwards for income tax purposes of approximately $122,438,000. The Company also had available tax credit carryforwards of approximately $7,161,000 at March 31, 2003 to reduce future federal income taxes, if any. The net operating loss and tax credit carryforwards will expire at various dates, beginning in 2004. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

      Deferred tax assets consist of the following:

                                                 Years Ended March 31,
                                                2003               2002
                                                ----               ----
Temporary differences ................      $  6,216,000       $  5,375,000
Operating loss carryforwards .........        48,975,000         45,708,000
Tax credit carryforwards .............         7,161,000          7,192,000
                                            ------------       ------------
                                              62,352,000         58,275,000
Valuation allowance ..................       (62,352,000)       (58,275,000)
                                            ------------       ------------
                                            $         --       $         --
                                            ============       ============

      A full valuation allowance has been provided, as it is uncertain if the Company will realize its deferred tax asset.

4.    Stockholders' Equity

      (a)   Common Stock & Warrants

      On October 4, 2002, Repligen Corporation issued 696,223 shares of common stock to ChiRhoClin, Inc. ("CRC") in connection with the FDA's approval of SecreFloTM, its secretin for injection product. The issuance of the shares was a milestone payment in consideration of CRC's success in obtaining FDA approval to market secretin for injection. Pursuant to the Licensing Agreement, CRC has granted Repligen exclusive worldwide rights to market SecreFlo(TM), secretin for injection.

      On July 24, 2000, Repligen issued to a third party a warrant to purchase 50,000 shares of common stock at $7.125 per share exercisable through July 2003 in partial consideration for a licensing agreement entered into with such third party. The Company recorded the value of this warrant, as determined using Black-Scholes option pricing model, as research and development expense. As of March 31, 2003 the warrant was still outstanding and no warrants had been exercised.

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

      On March 9, 2000, Repligen sold an aggregate of 2,598,927 shares of common stock to investors at $8.625 per share for an aggregate consideration of $22.4 million in a private placement. Repligen engaged Paramount Capital, Inc. ("Paramount") to act as placement agent for this transaction. For this transaction, Repligen paid Paramount approximately $1.57 million for its services, plus related transactional expenses, and issued to Paramount warrants to purchase up to 129,946 shares of common stock at $9.49 per share, exercisable through March 2005. As of March 31, 2003, this warrant remains outstanding.

      In connection with a financial advisory agreement in May 2000, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock. Each warrant is exercisable at $2.75 per share at any time prior to July 15, 2004. As of March 31, 2003, these warrants remain outstanding.

      Also pursuant to a patent purchase agreement executed in 1999 the Company issued a warrant to purchase 350,000 shares of common stock with an exercise price of $1.59 per share which expires in March 2004. As of March 31, 2003, 225,000 of the common shares underlying the warrant have been issued and 125,000 shares remain eligible to be exercised.

      At March 31, 2003, common stock reserved for issuance is as follows:

Reserved for                                                          Shares
Incentive and nonqualified stock option plans                       3,240,819
Warrants granted in connection with the Patent Purchase Agreement     125,000
Warrants granted in connection with the Licensing Agreement            50,000
Warrants granted for payment of services                              229,946
                                                                    ---------
                                                                    3,645,765
                                                                    =========

(b)   Stock Options

      The Company's 2001 stock option plan authorizes the grant of either incentive stock options or nonqualified stock options. Incentive stock options are granted to employees at the fair market value at the date of grant. Nonqualified stock options are granted to employees or nonemployees. The options generally vest over four or five years and expire no more than 10 years from the date of grant. As of March 31, 2003, the Company had 1,300,769 options available for future grant.

      A summary of stock option activity under all plans is as follows:

                                                             Years Ended March 31,
                               2003                                   2002                                   2001
                             Range of    Weighted                   Range of    Weighted                   Range of    Weighted
              Number of      Exercise     Average    Number of      Exercise     Average    Number of      Exercise     Average
                Shares        Prices     Price per     Shares        Prices     Price per     Shares        Prices     Price per
                                           Share                                  Share                                  Share
                ------        ------     ---------     ------        ------     ---------     ------        ------     ---------
Outstanding
at beginning
of period      1,701,900    $.50-$12.45  $     2.64   1,479,441   $.50-$12.45   $     2.64   1,288,041   $.50-$12.45   $     1.81
Granted          281,650     $.01-$3.47        2.88     276,900   $2.35-$2.60         2.60     258,400   $4.13-$8.56         6.59
Exercised             --             --          --     (13,800)   $.50-$1.53         1.01     (34,200)   $.50-$1.37         0.72
Forfeited        (43,500)  $2.29-$12.45        8.36     (40,641)  $1.03-$7.19         2.62     (32,800)  $1.25-$7.17         3.73
               ---------                 ----------   ---------                 ----------   ---------                 ----------
Outstanding
at end of
period         1,940,050     $.01-$8.56  $     2.55   1,701,900   $.50-$12.45   $     2.64   1,479,441   $.50-$12.45   $     2.64
               ---------                 ----------   ---------                 ----------   ---------                 ----------
Exercisable
at end of
period         1,360,130     $.01-$8.56  $     2.10   1,115,900   $.50-$12.45   $     2.25     894,941   $.50-$12.45   $     1.92
               =========                 ==========   =========                 ==========   =========                 ==========

                                                       As of March 31, 2003
                                         Options Outstanding             Options Exercisable
                                     Weighted           Weighted                        Weighted
                                      Average            Average                         Average
                      Number         Remaining        Exercise Price    Number       Exercise Price
                   Outstanding   Contractual Life       Per Share     Outstanding       Per Share
                   -----------   ----------------       ---------     -----------       ---------
   $.01-$1.38         403,150          3.32                $1.10         399,150          $1.09
  $1.41-$1.63         572,000          4.86                $1.43         571,400          $1.43
  $2.29-$3.00         496,900          6.62                $2.64         238,780          $2.65
  $3.13-$6.56         330,000          8.02                $3.78          71,600          $4.57
  $7.19-$8.56         138,000          7.20                $8.15          79,200          $7.99
------------------------------------------------------------------------------------------------
                    1,940,050          5.70                $2.55       1,360,130          $2.10
                    ---------          ----                -----       ---------          -----

(c)   Shareholder Rights Plan

      In March 2003, the Company adopted a Rights Agreement (the "Rights Agreement"). Under the Rights Agreement, the Company distributed certain rights to acquire shares of the Company's Series A junior participating preferred stock (the "Rights") as a dividend for each share of Common Stock held of record as of March 17, 2003. Each share of Common Stock issued after the March 17, 2003 record date has an attached Right. Under certain conditions involving an acquisition by any person or group of 15% or more of the Common Stock, each Right permits the holder (other than the 15% holder) to purchase Common Stock having a value equal to twice the exercise price of the Right, upon payment of the exercise price of the Right. In addition, in the event of certain business combinations after an acquisition by a person or group of 15% or more of the Common Stock (20% in the case of a certain stockholder), each Right entitles the holder (other than the 15% holder) to receive, upon payment of the exercise price, Common Stock having a value equal to twice the exercise price of the Right. The Rights have no voting privileges and, unless and until they become exercisable, are attached to, and automatically trade with, the Company's Common Stock. The Rights will terminate upon the earlier of the date of their redemption or March 2013.

5.    Commitments

      In October 2001, the Company leased, pursuant to a ten-year lease agreement, a new corporate headquarters in Waltham, Massachusetts. The Company anticipates that this new facility will increase operating efficiencies and manufacturing capacity to meet the growing demand for its Protein A products, and to better meet corporate goals and objectives. The Company relocated to this facility in May 2002. In connection with this lease agreement, the Company issued a letter of credit in the amount of $500,000 to its landlord. In October 2002, this letter of credit was reduced to $200,000. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is classified as restricted cash in the accompanying balance sheet as of March 31, 2003.

      Obligations under noncancellable operating leases, including the new facility lease discussed above, as of March 31, 2003 are approximately as follows:

                  Years Ending March 31,
                  ----------------------
                  2004 ...........................     330,000
                  2005 ...........................     379,000
                  2006 ...........................     379,000
                  2007 ...........................     379,000
                  2008 ...........................     404,000
                  Thereafter .....................   1,689,000
                                                    ----------
                  Minimum lease payments .........  $3,560,000
                                                    ==========

      Rent expense charged to operations under operating leases was approximately $372,000, $308,000, and $377,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

6.    Certain Technologies and Product Candidates

      In April 2002, the United States Food and Drug Administration granted approval to market SecreFlo(TM) (synthetic porcine secretin), the first synthetic version of the hormone secretin. SecreFlo(TM) has been approved for stimulation of pancreatic secretions to aid in the diagnosis of pancreatic exocrine dysfunction, or chronic pancreatitis, stimulation of gastrin secretion to aid in the diagnosis of gastrinoma, a gastrointestinal tumor and to aid during a gastrointestinal procedure called Endoscopic Retrograde Cholangiopancreatography (ERCP). Under the terms of its licensing agreement with ChiRhoClin, Inc. (CRC), Repligen made a milestone payment to CRC during April 2002 of $1,250,000 in cash. The Company also issued 696,223 shares of its unregistered common stock to CRC in October 2002 related to the same milestone. During the quarter ended June 30, 2002, the Company recorded the fair value of these shares, $2,576,025, and the cash of $1,250,000, as a long-term intangible asset. Beginning in April 2002, this amount will be amortized to cost of revenue over the remaining term of the license, approximately seven years. The Company amortized $510,132 for the year ended March 31, 2003. In addition, under the terms of the licensing agreement with ChiRhoClin, if the FDA approves the NDA for human secretin diagnostic, we will be required to pay ChiRhoClin future milestones in cash. We will also be required to pay royalties on sales of both synthetic porcine and human products.

      In December 2000, the Company purchased from the University of California, San Diego ("UCSD") a right to a U.S. patent application covering novel methods for the treatment of mitochondrial disease. Under terms of the agreement, Repligen received the exclusive right under the license to commercialize products to treat mitochondrial disease and paid UCSD an up-front fee. Repligen will also pay UCSD clinical development milestones and royalties on product sales. The Company has expensed the purchase price as research and development expense as the realizability of the patent is subject to the outcome of additional research and development and the successful prosecution of the patent. (See Note 12)

      In May 2000, the Company purchased from Tolerance Therapeutics LLC the rights to a U.S. patent application claiming the use of CTLA4-Ig in the treatment of diseases of the immune system. Under terms of the agreement, the Company paid cash and issued stock for the purchase. The Company has expensed the purchase price as research and development expense as the realizability of the patent is subject to the outcome of additional research and development and the successful prosecution of the patent.

      In October 1999, the Company acquired the commercial rights to two diagnostic products based on synthetic forms of porcine and human secretin from ChiRhoClin, Inc. a private company. Both of these products have been evaluated in clinical trials for their safety and efficacy in diagnosing pancreatic function and gastrinoma. A New Drug Application ("NDA") for each product has been filed with the United States Food and Drug Administration ("FDA"). In April 2002, the FDA approved the use of synthetic porcine secretin ("SecreFlo(TM)") to aid in the diagnosis of pancreatic function and the diagnosis of gastrinoma, a form of cancer. In November 2002, the FDA approved the use of SecreFlo(TM) to aid in a gastrointestinal procedure called ERCP. In December of 2001, the FDA issued an "approvable letter" for a synthetic form of human secretin which contained questions concerning the manufacture and quality control of the product.

7.    Prepaid Expenses and Other Current Assets

      Prepaid expenses and other current assets consist of the following:

                          As of March 31,
                         ------------------
                           2003      2002
                         ------------------
Clinical Trial Expenses  $225,238  $400,820
Marketing Expenses         52,500     2,500
Prepaid Insurance         145,960    70,708
Equipment and Services     89,204    88,399
Other                       9,667    59,882
                         --------  --------
                         $522,569  $622,309
                         ========  ========

8.    Accrued Expenses

      Accrued expenses consist of the following:

                                       As of March 31,
                                      2003        2002
                                   ----------------------
Research & development costs       $  528,323  $  771,465
Payroll & payroll related costs       378,347     337,786
Professional and consulting costs      66,689      78,803
Other accrued expenses                301,478      70,750
                                   ----------  ----------
                                   $1,274,837  $1,258,804
                                   ==========  ==========

9.    Employee Benefit Plan

      The Repligen Corporation 401(k) Savings and Retirement Plan (the 401(k)
Plan) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 who have completed four months of service are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to match a portion of the employees' contributions up to a defined maximum. The match is calculated on a calendar year basis. The Company matched $26,066, $13,271 and $0 for the calendar years ended December 31, 2002, 2001, and 2000 respectively.

10.   Legal Proceedings

      On June 21, 2001, Pro-Neuron, Inc. filed a complaint (the "Pro-Neuron Complaint") against the Regents of the University of California (the "Regents") and Repligen in the Superior Court of California, County of San Diego seeking to void the License Agreement relating to treatment of mitochondrial disease entered into between Repligen and the University of California, San Diego ("UCSD") in December 2000 (the "UCSD License Agreement"). The Pro-Neuron Complaint, among other things, requests that the court order the Regents to assign all rights licensed to Repligen pursuant to the UCSD License Agreement to Pro-Neuron. Pro-Neuron subsequently amended the complaint to include claims for misappropriation of trade secrets. The Regents and Repligen believe that the Pro-Neuron Complaint is without merit and intend to vigorously defend their rights. If Pro-Neuron is successful in this action, Repligen's ability to commercialize uridine may be limited. (See Note 12)

      Repligen is the exclusive licensee of all CTLA4 patent rights owned by the University of Michigan ("the University"). Repligen and the University believe that the University has a rightful claim to ownership of certain CTLA4 related patents of Bristol-Myers Squibb Company ("Bristol"). Repligen and the University filed a complaint against Bristol in the United States District Court for the Eastern District of Michigan in August 2000 seeking a correction of inventorship. The suit asserts that a scientist from the University made inventive contributions as part of a collaboration with Bristol scientists and is a rightful inventor on the patents issued to Bristol.

      In March 2002, Repligen and the University jointly filed a motion for summary judgment on their claims and Bristol filed a motion requesting that judgment be entered against Repligen and the University. On October 17, 2002 the court denied both motions for summary judgment, determining there are material facts in dispute which must be resolved at a trial. However, the court granted a separate summary judgment motion filed by Repligen and the University denying Bristol's ability to assert the defenses of equitable estoppel and laches in this matter. A trial began on April 2, 2003 in the United States District Court of Eastern Michigan. To date, no judgment has been rendered. A correction of inventorship would result in the University and Repligen having rights to some or all of Bristol's patents on CTLA4-Ig. Repligen's failure to obtain ownership rights in the Bristol patents may restrict Repligen's ability to commercialize CTLA4-Ig. Repligen and the University have also filed patents related to compositions of matter and methods of use of CTLA4-Ig. In September 2002, Repligen was issued a U.S. patent covering the composition of the CTLA4-Ig product form that it is developing.

      An arbitration proceeding has been filed against the Company entitled, ChiRhoClin, Inc. vs. Repligen Corporation (Arbitration No. 131810059003) on March 14, 2003 with the American Arbitration Association in New York on March 14, 2003. ChiRhoClin, Inc. alleges a breach of contract for non-payment of royalties due under our licensing agreement based on a dispute regarding certain marketing expense reimbursements taken by the Company. ChiRhoClin, Inc.'s claim is approximately $800,000. We believe these claims have no merit and will vigorously contest these claims. This arbitration is at an early stage and has been stayed pending the outcome of settlement discussions between the parties.

      From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

11.   Subsequent Event

      On May 2, 2003, a certain investor purchased approximately $12.5 million of the Company's common stock through a private placement of 2,500,000 shares. As a condition of closing, the Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares issued in connection with this private placement. Repligen received net proceeds of approximately $11.8 million after deducting the estimated expenses of the transaction.

12.   Settlement

      On June 4, 2003 Repligen, the Regents and Pro-Neuron entered into a binding term sheet for settlement (the "Settlement") under which the Pro-Neuron complaint will be dismissed upon execution of definitive agreements between the parties. Under the terms of the Settlement, Repligen will receive $750,000. Repligen and the Regents agreed to restructure the UCSD License Agreements to exclude the field of acylated pyrimidines, including triacetyluridine ("TAU"). Repligen will discontinue its clinical trial of TAU in mitochondrial disease and will continue its clinical trials of TAU in bipolar disorders/major depression and purine autism for up to two years. Repligen will assign to Pro-Neuron any inventions from these trials, for which it has rights, involving the use of acylated pyrimidines, but will retain the rights to any inventions for all other chemical entities. Repligen may still direct future clinical trials and product development efforts to prodrugs or derivatives of uridine which are not acylated pyrimidines.

13.   Selected Quarterly Financial Data (Unaudited)

      The following table contains Statement of Operations information for each quarter of fiscal 2003 and 2002. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                           (in thousands, except per share amounts)

                                        Q4         Q3         Q2         Q1         Q4         Q3         Q2         Q1
                                       FY03       FY03       FY03       FY03       FY02       FY02       FY02       FY02
                                       ----       ----       ----       ----       ----       ----       ----       ----
Revenue:
   Product revenue                   $  2,018      2,417   $  1,688   $  1,620   $  1,522   $  1,180   $    887   $    713
   Research revenue                        29         --         --         --         --         --         --         --
                                     --------   --------   --------   --------   --------   --------   --------   --------

   Total revenue                        2,047      2,417      1,688      1,620      1,522      1,180        887        713
                                     --------   --------   --------   --------   --------   --------   --------   --------
Cost of revenue                         1,008      1,141        662        670        496        585        555        357
                                     --------   --------   --------   --------   --------   --------   --------   --------
Gross profit                            1,039      1,276      1,026        950      1,026        595        332        356
                                     --------   --------   --------   --------   --------   --------   --------   --------

Costs and expenses:
Research and development                1,381      1,363      1,255      1,228      1,583      1,021      1,330      1,426

Selling, general and administrative     1,448        819      1,010        882        578        650        681        617
                                     --------   --------   --------   --------   --------   --------   --------   --------
Total operating expenses                2,829      2,182      2,265      2,110      2,161      1,671      2,011      2,043
                                     --------   --------   --------   --------   --------   --------   --------   --------

Loss from operations                   (1,790)      (906)    (1,239)    (1,160)    (1,135)    (1,076)    (1,679)    (1,687)
                                     --------   --------   --------   --------   --------   --------   --------   --------
Investment income                          93        140        156        169        212        259        302        344
                                     --------   --------   --------   --------   --------   --------   --------   --------
Net loss                             $ (1,697)  $   (766)  $ (1,083)  $   (991)  $   (923)  $   (817)  $ (1,377)  $ (1,343)
                                     ========   ========   ========   ========   ========   ========   ========   ========

Net loss per common share            $  (0.06)  $  (0.03)  $  (0.04)  $  (0.04)  $  (0.03)  $  (0.03)  $  (0.05)  $  (0.05)
Weighted average common
shares outstanding                     27,339     27,316     26,643     26,643     26,643     26,642     26,639     26,633
                                     ========   ========   ========   ========   ========   ========   ========   ========

14.   Valuation and Qualifying Accounts

                                      Balance at
                                     Beginning of                            Balance at End
                                        Period        Additions  Deletions     of Period
                                        ------        ---------  ---------     ---------
Allowance for Doubtful Accounts:
2001                                    $25,000             --        --        $25,000
2002                                    $25,000             --        --        $25,000
2003                                    $25,000        $25,000        --        $50,000