Form 10-Q
period 2003-06-30
REPLIGEN CORP
filed 2003-08-12
CIK 730272

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

   41 Seyon Street, Bldg. 1, Suite 100
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 2003.

Common Stock, par value $.01 per share                            29,859,173
            Class                                              Number of Shares

                              REPLIGEN CORPORATION
                                      INDEX

                       PART I. FINANCIAL INFORMATION                        PAGE

Item 1.    Financial Statements (Unaudited)
           Balance Sheets as of June 30, 2003 and March 31, 2003              3

           Statements of Operations for the Three Months Ended
           June 30, 2003 and 2002                                             4

           Statements of Cash Flows for the Three Months
           Ended June 30, 2003 and 2002                                       5

           Notes to Financial Statements                                      6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         15

Item 4.    Controls and Procedures                                            16

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                  16

Item 2.    Changes in Securities and Use of Proceeds                          17

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K                                   18

Signature                                                                     19

Exhibit Index                                                                 20

Certification                                                                 27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              REPLIGEN CORPORATION
                                 BALANCE SHEETS

ASSETS                                                    June 30,         March 31,
                                                            2003             2003
                                                            ----             ----
Current assets:
    Cash and cash equivalents                           $  15,249,180    $   6,108,004
    Marketable securities                                  12,837,198        9,417,224
    Accounts receivable, net                                  899,940          907,501
    Inventories                                               698,009          889,924
    Prepaid expenses and other current assets                 370,094          522,569
                                                        -------------    -------------
     Total current assets                                  30,054,421       17,845,222
                                                        -------------    -------------

Property, plant and equipment, at cost:
    Leasehold improvements                                  2,589,150        2,585,152
    Equipment                                               1,406,785        1,317,086
    Furniture and fixtures                                    368,020          360,003
                                                        -------------    -------------
                                                            4,363,955        4,262,241

    Less: accumulated depreciation and amortization        (2,108,663)      (2,013,828)
                                                        -------------    -------------
                                                            2,255,292        2,248,413

Long-term marketable securities                             1,108,260        3,183,727
Restricted cash                                               200,000          200,000
Other assets                                                3,188,362        3,315,894
                                                        -------------    -------------
Total assets                                            $  36,806,335    $  29,793,256
                                                        =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                    $     376,382    $     968,551
    Accrued expenses                                        1,974,483        1,274,837
    Unearned revenue                                           22,838               --
                                                        -------------    -------------
        Total current liabilities                           2,373,703        2,243,388
                                                        -------------    -------------

Stockholders' equity:

    Preferred stock, $.01 par value -
    authorized, 5,000,000 shares,-- outstanding, none              --               --
    Common stock, $.01 par value-
    authorized, 40,000,000 shares, -- outstanding,
    29,857,073 shares at June 30, 2003 and 27,338,973
    shares at March 31, 2003                                  298,571          273,390
Additional paid-in capital                                181,187,160      169,232,975
Deferred compensation                                         (68,750)              --
Accumulated deficit                                      (146,984,349)    (144,956,497)
                                                        -------------    -------------
     Total stockholders' equity                            34,432,632       24,549,868
                                                        -------------    -------------
     Total liabilities and stockholders' equity         $  36,806,335    $  26,793,256
                                                        =============    =============

                             See accompanying notes.

                              REPLIGEN CORPORATION
                            STATEMENTS OF OPERATIONS

                                                      Three months ended
                                                           June 30,
                                                    2003            2002
                                                ----------------------------
Revenue
Product revenue                                 $  2,042,528    $  1,619,442
Licensing and research revenue                        18,433              --
                                                ------------    ------------
     Total revenue                                 2,060,961       1,619,442
Cost of revenue                                      855,590         669,646
                                                ------------    ------------
    Gross profit                                   1,205,371         949,796

Operating expenses:
    Research and development                       1,428,674       1,227,257
    Selling, general and administrative            1,902,677         882,257
                                                ------------    ------------
     Total operating expenses                      3,331,351       2,109,514

Loss from operations                              (2,125,980)     (1,159,718)
                                                ------------    ------------

    Investment and interest income                    98,128         168,579
                                                ------------    ------------

Net loss                                        $ (2,027,852)   $   (991,139)
                                                ============    ============
    Basic and diluted net loss per share        $       (.07)   $       (.04)
                                                ============    ============

    Basic and diluted weighted average common
    shares outstanding                            28,987,443      26,642,750
                                                ============    ============

                             See accompanying notes.

                              REPLIGEN CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  As of June 30,
                                                                2003            2002
                                                            ------------    ------------
Cash flows from operating activities:
     Net loss                                               $ (2,027,852)   $   (991,139)
     Adjustment to reconcile net loss to net cash
     used in operating activities:
       Issuance of common stock warrants for
       payment for services                                       52,300              --
        Amortization of deferred compensation                     13,750              --
        Depreciation and amortization                            222,367         161,594
Changes in assets and liabilities:
       Accounts receivable                                         7,561         469,216
       Inventories                                               191,915        (112,162)
       Prepaid expenses and other current assets                 152,475          30,244
       Other assets                                                   --      (1,250,000)
       Accounts payable                                         (687,110)       (286,368)
       Accrued expenses                                          699,646        (138,742)
       Unearned revenue                                           22,838              --
                                                            ------------    ------------
          Net cash (used in) provided by operating
          activities                                          (1,352,110)     (2,117,357)
                                                            ------------    ------------
Cash flows from investing activities:
     Purchases of marketable securities                       (5,883,024)     (1,079,774)
     Redemptions of marketable securities                      4,538,517       4,101,545
     Purchases of property, plant and equipment                   (6,773)       (845,063)
                                                            ------------    ------------
        Net cash (used in) provided by investing
        activities                                            (1,351,280)      2,176,708
                                                            ------------    ------------
Cash flows from financing activities:
    Exercise of stock options                                     19,531              --
    Proceeds from issuance of common stock
    and warrants, net of issuance cost                        11,825,035              --
                                                            ------------    ------------
        Net cash provided by (used in) financing
        activities                                            11,844,566              --
                                                            ------------    ------------

Net increase in cash                                           9,141,176          59,351
Cash and cash equivalents, beginning of period                 6,108,004       8,696,194
                                                            ------------    ------------
Cash and cash equivalents, end of period                    $ 15,249,180    $  8,755,545
                                                            ============    ============
Supplemental disclosure of non cash activities:
Non cash purchases of property and equipment                $     94,941    $         --
Common stock issued for payment of license                  $         --    $  2,576,025

                             See accompanying notes.

                              REPLIGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

      1.    Basis of Presentation

      The financial statements included herein have been prepared by Repligen Corporation (the "Company," "Repligen" or "we"), in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Form 10-K for the year ended March 31, 2003

      In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

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

      We have reclassified certain prior-year information to conform to the current year's presentation.

      2.    Revenue Recognition

      We apply Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" to our revenue arrangements. We generate product revenues from the sale of our Protein A products to customers in the pharmaceutical and process chromatography industries and from the sale of SecreFlo(TM), the first synthetic version of the hormone secretin, to hospital-based gastroenterologists. In accordance with SAB 101, we recognize revenue related to product sales upon shipment of the product to the customer as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of any related receivable is probable.

      License and research revenue derived from collaborative arrangements is recognized as earned under cost plus fixed-fee contracts, or on a straight-line basis over the term of contract, which approximates when work is performed and costs are incurred. Research expenses in the accompanying statements of operations include funded and unfunded expenses. In addition, under certain contracts, we recognize research and development milestones as they are achieved, assuming such milestone is deemed to be substantive.

      3.    Net Loss Per Share

      We apply Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and warrants, is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for the periods presented in the accompanying financial statements do not include the potential common shares from warrants and stock options because to do so would have been antidilutive for the periods presented. Accordingly, basic and diluted net loss per share is the same. At June 30, 2003, there were outstanding options to purchase 2,125,950 shares of our common stock at a weighted average exercise price of $2.58 per share and warrants to purchase 429,946 shares of our common stock at a weighted average exercise price of $5.11 per share not included in the calculation of earnings per share. At June 30, 2002, there were outstanding options to purchase 1,846,900 shares of our common stock at a weighted average exercise price of $2.69 per share and warrants to purchase 404,946 shares of our common stock at a weighted average exercise price of $5.24 per share not included in the calculation of earnings per share.

      4.    Impairment of Long-Lived Assets

      At March 31, 2003, in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we performed an impairment analysis of our licensing agreement with ChiRhoClin, Inc. in order to determine if an impairment loss existed and should be recognized. The impairment analysis consisted of an evaluation of the expected cash flows from the sale of SecreFlo(TM) over the term of the license and also included various assumptions and estimates concerning selling price, cost and volume of unit sales. We concluded that there was no impairment loss as of March 31, 2003 and no events have occurred since that time that would give rise to an impairment loss. We believe that our assumptions and estimates are reasonable. However, actual results could differ from these estimates.

      5.    Recent Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. We do not expect that the adoption of this Statement will have a significant impact on our financial position or results of operations.

      6.    Stock Based Compensation

      We account for stock-based compensation under SFAS No. 123 "Accounting for Stock-Based Compensation." We continue to apply APB No. 25 for employee stock options awards and elected the disclosure-only alternative for the same under SFAS No. 123.

      We have computed the pro forma disclosures required under SFAS Nos. 123 and 148 for all stock options granted to employees using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

      If compensation expense for our stock option plan had been determined consistent with SFAS No. 123, the pro forma net loss and net loss per share would have been as follows:

                                                                       Three months ended June 30,
                                                                          2003           2002
                                                                       -----------    -----------
Net Loss as reported ................................................. $(2,027,852)   $  (991,139)
Add: Stock-based employee compensation expense included in
   reported net loss .................................................      13,750             --

Deduct: Stock-based employee compensation expense determined
    under fair value based method for all employee awards ............    (181,292)      (142,937)
                                                                       ------------   ------------
Pro forma net loss ................................................... $(2,195,394)   $(1,134,076)
                                                                       ===========    ===========
Basic and diluted net loss per share:
As reported .......................................................... $      (.07)   $      (.04)
Pro forma ............................................................ $      (.07)   $      (.04)

      7.    Cash, Cash Equivalents and Marketable Securities

      We apply SFAS No. 115, "Accounting for Certain Investments in Debt and equity Securities." At June 30, 2003, our cash equivalents and marketable securities are classified as held-to-maturity, as we have the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year. We have not realized any gains or losses on our marketable securities for the three-month periods ending June 30, 2003 and 2002.

      Cash, cash equivalents and marketable securities consist of the following:

                                                              June 30,          March 31,
                                                               2003              2003
                                                               ----              ----
Cash and cash equivalents
    Cash                                                    $12,999,890       $ 6,108,004
    Commercial paper and corporate bonds                      2,249,290                --
                                                            -----------       -----------
    Total cash and cash equivalents                         $15,249,180       $ 6,108,004
                                                            ===========       ===========

     Marketable securities
      U.S. Government and agency securities                 $ 1,243,755       $   715,459
      Corporate and other debt securities                    11,593,443         8,701,765
                                                            -----------       -----------
  (Average remaining maturity, 6 months at June 30, 2003)   $12,837,198       $ 9,417,224
                                                            ===========       ===========
Long-term marketable securities
    U.S. Government and agency securities                   $   600,340       $ 1,101,264
     Corporate and other debt securities                        507,920         2,082,463
                                                            -----------       -----------
    (Average remaining maturity, 13 months                  $ 1,108,260       $ 3,183,727
        at June 30, 2003)                                   ===========       ===========

      Restricted cash of $200,000 is related to our facility lease obligation.

      8.    Inventories

      Inventories are stated at the lower of cost (first in, first out) or market and consists of the following:

                                       June 30,           March 31,
                                        2003                2003
                                      ---------           ---------
      Raw materials                   $ 111,123           $ 114,130
      Work-in-process                   144,350             303,631
      Finished goods                    442,536             472,163
                                      ---------           ---------
             Total                    $ 698,009           $ 889,924
                                      =========           =========

      Raw materials, work in process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead.

      9.    Comprehensive Income

      We apply SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Our comprehensive loss is equal to our reported net loss for all periods presented.

      10.   Segment Reporting

      We apply SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. The chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance, identifies operating segments as components of an enterprise about which separate discrete financial information is available for evaluation. To date, we have viewed our operations and manage our business as principally one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

      The following table represents percentage of total revenue classified by geographic area:

                              Three months ended June 30,
                              2003                  2002
                              ----                  ----
      US                       55%                   25%
      Europe                   42%                   74%
      Other                     3%                    1%
                               ---                  ---
      Total                    100%                 100%

      During the three months ended June 30, 2003 two customers each accounted for approximately 31% and 16% of revenues, respectively. During the three months ended June 30, 2002 two customers accounted for approximately 54% and 20% of revenues, respectively. At June 30, 2003, two customers accounted for 34% and 27%, respectively, of accounts receivable. At June 30, 2002, two customers accounted for 57% and 14%, respectively of accounts receivable.

      11.   Other Assets

      In April 2002, the United States Food and Drug Administration granted approval to market SecreFlo(TM) (synthetic porcine secretin), the first synthetic version of the hormone secretin. SecreFlo(TM) has been approved for stimulation of pancreatic secretions to aid in the diagnosis of pancreatic exocrine dysfunction, or chronic pancreatitis, stimulation of gastrin secretion to aid in the diagnosis of gastrinoma, a gastrointestinal tumor and to aid during a gastrointestinal procedure called Endoscopic Retrograde Cholangiopancreatography ("ERCP"). Under the terms of our licensing agreement with ChiRhoClin, Inc. (ChiRhoClin), we made a milestone payment to ChiRhoClin during April 2002 of $1,250,000 in cash. We also issued 696,223 shares of our unregistered common stock to ChiRhoClin in October 2002 related to the same milestone. During the quarter ended June 30, 2002, we recorded the fair value of these shares, $2,576,025, and the cash of $1,250,000, as a long-term intangible asset. Beginning in April 2002, this amount is being amortized to cost of revenue over the remaining term of the license, approximately seven years. We amortized $127,532 during the quarter ended June 30, 2003. In addition, under the terms of the licensing agreement with ChiRhoClin, if the FDA approves the new drug application ("NDA") for human secretin diagnostic, we will be required to pay ChiRhoClin future milestones in cash. We will also be required to pay royalties on sales of both synthetic porcine and human products.

     12.   Private Placement

      On May 1, 2003, we issued and sold 2,500,000 shares of our common stock to The Riverview Group, LLC for aggregate consideration of $12,500,000. As a part of the transaction, we filed a registration statement on Form S-3 with the Securities and Exchange Commission on June 13, 2003, covering the resale of the shares of common stock issued in connection with this private placement. We received net proceeds of approximately $11.8 million after deducting the estimated expenses of the transaction.

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

      We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to Financial Statements of this report. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Revenue Recognition

      We apply Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101") to our revenue arrangements. We generate product revenues from the sale of our Protein A products to customers in the pharmaceutical and process chromatography industries, and from the sale of SecreFlo(TM), the first synthetic version of the hormone secretin, to hospital-based gastroenterologists. In accordance with SAB 101, we recognize revenue related to product sales upon shipment of the product to the customer as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is probable.

      License and research revenue derived from collaborative arrangements is recognized as earned under cost plus fixed-fee contracts, or on a straight-line basis over the term of contract, which approximates when work is performed and costs are incurred. Research expenses in the statements of operations in Item 1 include funded and unfunded expenses. In addition, under certain contracts, we recognize research and development milestones as they are achieved, assuming such milestone is deemed to be substantive.

      Impairment Analysis of Long-lived Assets

      During 2002, under the terms of a 1999 licensing agreement with ChiRhoClin, Inc. (ChiRhoClin) we made a milestone payment to ChiRhoClin that consisted of $1,250,000 in cash and 696,223 shares of our common stock. We have recorded the fair value of the shares issued, $2,576,025, and the cash paid of $1,250,000, as a long-term intangible asset. Beginning in April 2002, we began to amortize this intangible asset to cost of revenue over the remaining term of the license, approximately seven years. In October 2002, we commenced commercial shipment of SecreFlo(TM), our synthetic version of the hormone secretin. We amortized $127,532 during the quarter ended June 30, 2003. At March 31, 2003, in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we performed an impairment analysis of this intangible asset in order to determine if an impairment loss existed and should be recognized. The impairment analysis consisted of an evaluation of the expected cash flows from the sale of SecreFlo(TM) over the term of the license and also included various assumptions and estimates concerning selling price, cost and volume of unit sales. We concluded that there was no impairment loss as of March 31, 2003 and no events have occurred since that time that would give rise to an impairment loss. We believe that our assumptions and estimates are reasonable, however, actual results could differ from these estimates.

      Clinical Trial Estimates

      Our clinical development trials related to our proprietary drug products are primarily performed by outside parties. It is not unusual at the end of each accounting period to estimate both the total cost of the trials and the percent completed as of that accounting date. We then need to adjust our estimates when final invoices are received. To date, these adjustments have not been material to our financial statements, and we believe that the estimates that we made as of June 30, 2003 are reflective of the actual expenses incurred as of that date. However, investors should be cautioned that the possibility exists that the timing or cost of certain trials might be longer or shorter or cost more or less than we have estimated and that the associated financial adjustments would be reflected in future periods.

      Results of Operations

      Three months ended June 30, 2003 vs. June 30, 2002

      Total revenue

      Total revenue for the three-month periods ended June 30, 2003 and June 3, 2002, were approximately $2,061,000 and $1,619,000, respectively, an increase of $442,000 or 27%. During the three-month period ended June 30, 2003, we continued selling SecreFlo(TM), a diagnostic product that is marketed in the U.S., to hospital based gastroenterologists. This increase in total revenue is attributable to increased demand from value-added resellers who incorporate our Protein A products into their proprietary antibody purification systems, which they sell to the biotechnology and pharmaceutical industry and the sales of Secreflo(TM) which we did not sell during the corresponding three-month period in fiscal 2003.

      Cost of revenue

      Cost of revenue for the three-month periods ended June 30, 2003 and June 30, 2002, were approximately $856,000 and $670,000, respectively, an increase of $186,000 or 28%. This increase is due primarily to increased costs associated with the increase in volume of product shipments and costs associated with our recently launched SecreFlo(TM). Gross profit for the three-month periods ended June 30, 2003 and 2002 were $1,205,000 or 59% of total revenue and $949,000 or 59% of total revenue, respectively.

      Operating expenses

      Total operating expenses for the three-month periods ended June 30, 2003 and June 30, 2002, were approximately $3,331,000 and $2,109,000, respectively, an increase of $1,222,000 or 58%.

      Research and development expenses for the three-month periods ended June 30, 2003 and June 30, 2002, were approximately $1,428,000 and $1,227,000, respectively, an increase of $201,000 or 16%. This increase is largely attributable to an increase in personnel costs and clinical trial expenses during the three-month period ended June 30, 2003.

      Selling, general and administrative expenses (SG&A) for the three-month periods ended June 30, 2003 and June 30, 2002, were approximately $1,903,000 and $882,000 respectively, an increase of $1,021,000 or 116%. This increase is largely attributable to litigation expenses and marketing expenses for our Secreflo(TM) product.

      Investment and interest income

      Investment income for the three-month periods ended June 30, 2003 and June 30, 2002, were approximately $98,000 and $169,000, respectively, a decrease of $71,000 or 42%. This decrease is attributable to lower interest rates during the three months ended June 30, 2003 as compared to the corresponding three-month period in 2002. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

      Liquidity and capital resources

      We have financed our operations primarily through private placements of our common stock and revenues derived from product sales, collaborative research agreements, government grants, and payments received pursuant to licensing and royalty agreements. Total cash, cash equivalents and marketable securities at June 30, 2003 totaled $29,395,000, an increase of $10,486,000 from $18,909,000 at March 31, 2003.

      Our operating activities used approximately $1,352,000 of cash for the three-month period ended June 30, 2003, consisting of a net loss from operations of approximately

$2,028,000 and a decrease in accounts payable of $687,000. These uses of cash were offset by non-cash charges of $222,000 for depreciation and amortization, a decrease in inventories of $192,000, a decrease in prepaid expenses of $152,000, and an increase in accrued expenses of $700,000. Our cash was reduced by capital expenditures of $7,000 for the three-month period ended June 30, 2003.

      Our investing activities used cash of approximately $1,351,000 primarily for purchases of marketable securities. We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer, and type of investment. We do not expect any material loss from our investment in marketable securities.

      On May 1, 2003, we issued and sold 2,500,000 shares of our common stock to The Riverview Group, LLC for aggregate consideration of $12,500,000. Repligen received net proceeds of approximately $11.8 million after deducting the estimated expenses of the transaction.

      In connection with our lease agreement, a letter of credit in the amount of $500,000 was issued to our landlord. In October 2002, this letter of credit was reduced to $200,000. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included as restricted cash in the accompanying balance sheet as of June 30, 2003.

      During April 2002 and as required by the terms of our license agreement with ChiRhoClin, we made a milestone payment of $1,250,000 in cash in connection with the FDA's approval of SecreFlo(TM), our secretin for injection porcine product. Also pursuant to such license agreement, we issued to ChiRhoClin 696,223 shares of our common stock in October 2002. We have not granted registration rights to ChiRhoClin with respect to the shares pursuant to the license agreement. In addition, under the terms of our license agreement with ChiRhoClin, if the FDA approves the new drug application for the human synthetic secretin diagnostic product, we will be required to make additional milestones payments in cash to ChiRhoClin. We are required to pay royalties on sales of both synthetic porcine and human secretin diagnostic products.

      Working capital increased to $27,681,000 at June 30, 2003 from $15,602,000 at March 31, 2003 as a result of the sale of common stock to The Riverview Group, LLC.

      We expect to incur higher operating costs as a result of expanded research and development costs associated with the activities associated with clinical trials and material cost of our proprietary drug candidates. While we anticipate that the cost of operations will increase as we continue to expand our investment in proprietary product development, we believe we have sufficient funding to satisfy our working capital and capital expenditure requirements for the next twenty-four months. Should we need to secure additional financing to meet our future liquidity requirements, there can be no assurances that we will be able to secure such financing, or that such financing, if available, will be on terms favorable to us.

      Cautionary Statement Regarding Forward-Looking Statements

      Statements in this Quarterly Report on Form 10-Q, as well as oral statements that may be made by Repligen or by officers, directors or employees of Repligen acting on its behalf, that are not historical facts constitute "forward-looking statements" which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management's strategy, litigation, plans and objectives for future operations, clinical trials and results and product development and manufacturing plans and performance such as the anticipated growth in the monoclonal antibody market and projected growth in product sales, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements, including, without limitation, risks associated with: the success of current and future collaborative relationships, the success of our clinical trials and our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of current and future litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited sales and marketing experience and capabilities, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, our ability to compete with larger, better financed pharmaceutical and biotechnology companies that may develop new approaches to the treatment of our targeted diseases, our history of losses and expectation of incurring continued losses, our ability to generate future revenues, our ability to raise additional capital to continue our drug development programs, our volatile stock price, the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled "Certain Factors That May Affect Future Results" in our Annual Report on Form 10-K for the year ended March 31, 2003.

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

      We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer (with the exception of US treasury obligations), and type of investment. We intend to hold these investments to maturity, in accordance with our business plans.

      As of June 30, 2003, we did not have any debt arrangements that were not reflected in our balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

      Based on an evaluation of our disclosure controls and procedures as of the end of this fiscal quarter (the "Evaluation Date"), the President, Chief Executive Officer and Principal Financial and Accounting Officer, Walter C. Herlihy, has concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective.

      Changes in Internal Controls

      There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect such controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pro-Neuron, Inc.

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

Bristol-Myers Squibb

      Repligen is the exclusive licensee of all CTLA4-Ig patent rights owned by the University of Michigan (the "University"). Repligen and the University believe that the University has a rightful claim to ownership of certain patents of Bristol-Myers Squibb ("Bristol") which relate to compositions and uses of CTLA4, arising out of the inventive contributions by one of the University's scientists. Repligen and the University filed a complaint against Bristol in the United States District Court for the Eastern District of Michigan in August 2000 seeking a correction of inventorship. The suit asserts that Dr. Craig Thompson, the scientist from the University, made inventive contributions as part of a collaboration with Bristol scientists and is therefore a rightful inventor on patents issued to Bristol which now name only Bristol scientists as inventors.

      The evidence phase of the trial took place between April 2 and May 5, 2003 and the parties' submission of proposed findings of fact and conclusions of law from the trial was completed on July 17, 2003. The Court has not indicated that oral argument will be required for it to render a decision. The Court's decision will not be filed under seal.

      There are seven patents in the suit, five of which claim compositions of matter or methods of use of soluble forms of CTLA4 which may have use in treatment of autoimmune disease and two of which are related to antibodies to CTLA4 which may have use in treatment of diseases such as cancer. Repligen and the University have asked the Court to rule that Dr. Thompson is the sole inventor on United States patent #5,844,095 entitled "CTLA4-Ig fusion proteins" and United States patent #5,434,131 entitled "Chimeric CTLA4 receptor and methods for its use" and a joint inventor on the remaining five patents in suit based on his conceptions that CTLA4 would bind B-7 and that a soluble form of CTLA4 can act as an immunosuppressant. Repligen and the University have also accused Bristol-Myers Squibb of engaging in fraudulent conduct to obtain certain of the patents.

      A correction of inventorship would result in the University and Repligen having rights to some or all of Bristol's patents on CTLA4-Ig. Repligen's failure to obtain ownership rights in the Bristol patents may restrict Repligen's ability to commercialize CTLA4-Ig. Repligen and the University have also filed their own patent applications related to methods of use of CTLA4-Ig.

ChiRhoClin, Inc.

      On March 14, 2003, ChiRhoClin, Inc. ("ChiRhoClin") filed an arbitration proceeding against Repligen with the American Arbitration Association (Arbitration No. 131810059003). ChiRhoClin alleged that reimbursement of certain marketing expenses breached the license agreement between the parties by lowering the amount of royalties paid to ChiRhoClin. ChiRhoClin claimed damages of approximately $800,000. Repligen believes that ChiRhoClin's arbitration claims had no merit and was prepared to vigorously defend its rights. On July 15, 2003, ChiRhoClin withdrew its arbitration claims without prejudice. The American Arbitration Association closed its file in this matter on July 30, 2003.

      From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On May 1, 2003, we issued and sold 2,500,000 shares of our common stock to The Riverview Group, LLC for aggregate consideration of $12,500,000 in a private placement pursuant to a stock purchase agreement by and between The Riverview Group, LLC and us. Rodman & Renshaw, Inc. ("Rodman") acted as the placement agent for the transaction and we paid them approximately $625,000 for their services. Based on representations from The Riverview Group, LLC that it was acquiring the shares for investment purposes only, without a view to selling or distributing the shares, and based on the fact that Repligen was issuing the shares to only one entity, Repligen issued the shares without registration and effected the private placement on reliance on Rule 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

      On June 25, 2003, pursuant to a Financial Advisory Agreement by and between Repligen and Rodman, Repligen engaged Rodman as a non-exclusive financial adviser until May 31, 2004. In exchange and as consideration for Rodman's financial services, Repligen issued Rodman a warrant to purchase up to an aggregate of 25,000 shares of Common Stock of Repligen (the "Warrant"). The Warrant is exercisable at $5.31 per share at any time prior to June 25, 2005. There were no underwriters involved in the transaction. Based on the fact that Repligen was issuing the warrant to only one entity, Repligen issued the warrant without registration and effected the private placement on reliance on Rule 4(2) of the Securities Act. If Repligen requires investment banking services relating to certain strategic transactions, Repligen and Rodman agreed to enter into a separate agreement setting forth the terms of the engagement and Rodman's fees.

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

      4.1 Common Stock Purchase Warrant dated June 25, 2003, issued to Rodman & Renshaw, Inc (filed herewith).

      31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            1) Current Report on Form 8-K, filed on May 1, 2003, reporting an arbitration proceeding that has been filed against the Company entitled; ChiRhoClin, Inc. vs. Repligen Corporation.

            2) Current Report on Form 8-K, filed on May 2, 2003, reporting Repligen's sale of 2,500,000 shares of its common stock to The Riverview Group.

            3) Current Report on Form 8-K, filed June 5, 2003 reporting the Regents of the University of California and Pro-Neuron entered into a binding term sheet for settlement.

            4) Current Report on Form 8-K, furnished on June 5, 2003 furnishing the Company's fourth quarter and fiscal year earnings for the fiscal year ended March 31, 2003 on Item 9.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     REPLIGEN CORPORATION
                                      (Registrant)

Date: August 12, 2003            By: /s/ Walter C. Herlihy
                                     ------------------------------------------
                                     Chief Executive Officer and President,
                                     Principal Financial and Accounting Officer

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

      4.1 Common Stock Purchase Warrant dated June 25, 2003, issued to Rodman & Renshaw, Inc. (filed herewith).

      31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.