Form 10-Q
period 2003-09-30
REPLIGEN CORP
filed 2003-11-13
CIK 730272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 2003.

      Common Stock, par value $.01 per share                   29,866,883
                      Class                                 Number of Shares

                              REPLIGEN CORPORATION
                                      INDEX

        PART I. FINANCIAL INFORMATION                                         PAGE
                                                                              ----
Item 1.  Financial Statements (Unaudited)
         Balance Sheets as of September 30, 2003 and March 31, 2003            3

         Statements of Operations for the Three Months and Six Months Ended
         September 30, 2003 and 2002                                           4

         Statements of Cash Flows for the Six Months
         Ended September 30, 2003 and 2002                                     5

         Notes to Financial Statements                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk            16

Item 4.  Controls and Procedures                                               17

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                     17

Item 2.  Changes in Securities and Use of Proceeds                             18


Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders                   18


Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K                                      19

Signature                                                                      20

Exhibit Index                                                                  21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              REPLIGEN CORPORATION
                                 BALANCE SHEETS


ASSETS
                                                        September 30, 2003   March 31, 2003
                                                        ------------------   --------------
Current assets:
    Cash                                                   $   3,365,718      $   6,108,004
    Marketable securities                                     11,263,641          9,417,224
    Accounts receivable, net                                   1,008,819            907,501
    Inventories                                                  760,849            889,924
    Prepaid expenses and other current assets                    280,132            522,569
                                                           -------------      -------------
      Total current assets                                    16,679,159         17,845,222
                                                           -------------      -------------

Property, plant and equipment, at cost:
    Leasehold improvements                                     2,626,506          2,585,152
    Equipment                                                  1,408,113          1,317,086
    Furniture and fixtures                                       369,995            360,003
                                                           -------------      -------------
                                                               4,404,614          4,262,241

    Less: accumulated depreciation and amortization           (2,205,912)        (2,013,828)
                                                           -------------      -------------
                                                               2,198,702          2,248,413

Long-term marketable securities                               12,924,837          3,183,727
Restricted cash                                                  200,000            200,000
Other assets                                                   3,060,829          3,315,894
                                                           -------------      -------------
     Total assets                                          $  35,063,527      $  26,793,256
                                                           =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                       $     622,618      $     968,551
    Accrued expenses                                           2,086,882          1,274,837
    Unearned revenue                                              26,964                 --
                                                           -------------      -------------
      Total current liabilities                                2,736,464          2,243,388
                                                           -------------      -------------

Stockholders' equity:

    Preferred stock, $.01 par value -
    authorized, 5,000,000 shares, -- outstanding, none                --                 --
    Common stock, $.01 par value-
    authorized, 40,000,000 shares, -- outstanding,
    29,864,133 shares at September 30, 2003 and
    27,338,973 shares at March 31, 2003                          298,641            273,390
Additional paid-in capital                                   181,201,042        169,232,975
Deferred compensation                                            (48,125)                --
Accumulated deficit                                         (149,124,495)      (144,956,497)
                                                           -------------      -------------
      Total stockholders' equity                              32,327,063         24,549,868
                                                           -------------      -------------
      Total liabilities and stockholders' equity           $  35,063,527      $  26,793,256
                                                           =============      =============

                             See accompanying notes.

                              REPLIGEN CORPORATION
                            STATEMENTS OF OPERATIONS

                                             Three months ended September 30,    Six months ended September 30,
                                                  2003              2002             2003              2002
                                             ------------------------------------------------------------------
Revenue
     Product revenue                         $  1,383,395      $  1,687,490      $  3,425,923      $  3,306,932
     Research revenue                              35,560                --            53,993                --
                                             ------------      ------------      ------------      ------------
         Total revenue                          1,418,955         1,687,400         3,479,916         3,306,932
Cost of revenue                                   740,470           661,797         1,596,059         1,331,443
                                             ------------      ------------      ------------      ------------
         Gross profit                             678,485         1,025,693         1,883,857         1,975,489

Operating expenses:
    Research and development                    1,901,389         1,254,221         3,330,064         2,481,478
    Selling, general and administrative         1,011,117         1,009,734         2,913,794         1,891,991
                                             ------------      ------------      ------------      ------------
         Total operating expenses               2,912,506         2,263,955         6,243,858         4,373,469

Loss from operations                           (2,234,021)       (1,238,262)       (4,360,001)       (2,397,980)
                                             ------------      ------------      ------------      ------------

    Investment and interest income                 93,875           155,614           192,003           324,193
                                             ------------      ------------      ------------      ------------

Net loss                                     $ (2,140,146)     $ (1,082,648)     $ (4,167,998)     $ (2,073,787)
                                             ============      ============      ============      ============
    Basic and diluted net loss per share     $       (.07)     $       (.04)     $       (.14)     $       (.08)
                                             ============      ============      ============      ============

    Basic and diluted weighted average
    common shares outstanding                  29,859,529        26,642,750        29,423,486        26,642,750
                                             ============      ============      ============      ============

                             See accompanying notes.

                              REPLIGEN CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended September 30,
                                                                     2003                  2002
Cash flows from operating activities:
     Net loss                                                   $ (4,167,998)          $(2,073,787)
     Adjustment to reconcile net loss to net
     cash used in operating activities:
       Issuance of common stock warrants for
       payment for services                                           52,300                    --
        Amortization of deferred compensation                         34,375                    --
        Depreciation and amortization                                447,149               362,097
Changes in assets and liabilities:
       Accounts receivable                                          (101,318)               12,293
       Inventories                                                   129,075                15,088
        Prepaid expenses and other current assets                    242,437               (22,567)
       Other assets                                                       --            (1,250,000)
       Accounts payable                                             (345,933)             (873,101)
       Accrued expenses                                              788,895              (334,826)
       Unearned revenue                                               26,964                    --
                                                                ------------           -----------
           Net cash (used in) operating activities                (2,894,054)           (4,164,803)
                                                                ------------           -----------
Cash flows from investing activities:
     Purchases of marketable securities                          (18,843,561)           (1,026,172)
     Redemptions of marketable securities                          7,256,034             7,121,989
     Purchases of property, plant and equipment                     (119,223)             (942,663)
                                                                ------------           -----------
        Net cash (used in) provided by
        investing activities                                     (11,706,750)            5,153,154
                                                                ------------           -----------

Cash flows from financing activities:
    Exercise of stock options                                         33,483                    --
    Proceeds from issuance of common stock, net
     of issuance cost                                             11,825,035                    --
                                                                ------------           -----------
        Net cash provided by financing activities                 11,858,518                    --
                                                                ------------           -----------

Net (decrease) increase in cash                                   (2,742,286)              988,351
Cash and cash equivalents, beginning of period                     6,108,004             8,696,194
                                                                ------------           -----------
Cash and cash equivalents, end of period                        $  3,365,718           $ 9,684,545
                                                                ============           ===========
Supplemental disclosure of non cash activities:
Non cash purchases of property, plant and
equipment                                                             23,150                    --
Common stock issued for payment of license                                --             2,576,025

                             See accompanying notes.

                              REPLIGEN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

      1. Basis of Presentation

      The financial statements included herein have been prepared by Repligen Corporation (the "Company," "Repligen" or "we"), in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Form 10-K for the year ended March 31, 2003.

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

      2. Revenue Recognition

      We apply Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" to our revenue arrangements. We generate product revenues from the sale of our Protein A products to customers in the pharmaceutical and process chromatography industries and from the sale of SecreFloTM, the first synthetic version of the hormone secretin, to hospital-based gastroenterologists. In accordance with SAB No. 101, we recognize revenue related to product sales upon shipment of the product to the customer as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of any related receivable is probable.

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

      3. Net Loss Per Share

      We apply Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and warrants, is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for the periods presented in the accompanying financial statements do not include the potential common shares from warrants and stock options because to do so would have been antidilutive for the periods presented as the additional common shares from warrants and stock options would lower our diluted net loss per share. Accordingly, basic and diluted net loss per share is the same. At September 30, 2003, there were outstanding options to purchase 2,197,790 shares of our common stock at a weighted average exercise price of $2.64 per share and warrants to purchase 379,946 shares of our common stock at a weighted average exercise price of $4.84 per share not included in the calculation of earnings per share. At September 30, 2002, there were outstanding options to purchase 1,839,900 shares of our common stock at a weighted average exercise price of $2.55 per share and warrants to purchase 404,946 shares of our common stock at a weighted average exercise price of $5.24 per share not included in the calculation of earnings per share.

      4. Recent Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. We do not expect that the adoption of this Statement will have a significant impact on our financial position or results of operations because we do not have such financial instruments.

      In November 2002, the FASB's Emerging Issues Task Force ("EITF") published Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," or EITF Issue No. 00-21, which addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to arrangements that we enter into after June 30, 2003. We do not expect EITF Issue No. 00-21 to have a material impact on our financial condition or results of operations because we typically do not have revenue contracts providing for multiple deliverables.

      5. Stock Based Compensation

      We account for stock-based compensation under SFAS No. 123 "Accounting for Stock-Based Compensation." We continue to apply APB No. 25 for employee stock option awards and elected the disclosure-only alternative for the same under SFAS No. 123.

      We have computed the pro forma disclosures required under SFAS Nos. 123 and 148 for all stock options granted to employees using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

      If compensation expense for our stock option plan had been determined in a manner consistent with SFAS No. 123, the pro forma net loss and net loss per share would have been as follows:

                                       Three months ended     Three months ended    Six months ended      Six months ended
                                          September 30,          September 30,        September 30,         September 30,
                                              2003                   2002                 2003                  2002
Net Loss as reported ...........          $(2,140,146)          $(1,082,648)          $(4,167,998)          $(2,073,787)

Add: Stock-based employee
   compensation expense
   included in reported net
   loss ........................               20,625                    --                34,375                    --

Deduct: Stock-based employee
   compensation expense
   determined under fair value
   based method for all employee
   awards ......................             (226,918)             (150,017)             (420,480)             (298,004)

Pro forma net loss .............          $(2,346,439)          $(1,232,665)          $(4,554,103)          $(2,371,791)
                                          ===========           ===========           ===========           ===========
Basic and diluted net
   loss per share:

As reported ....................          $      (.07)          $      (.04)          $      (.14)          $      (.08)
Pro forma ......................          $      (.08)          $      (.05)          $      (.15)          $      (.09)


      6. Cash, Cash Equivalents and Marketable Securities

      We apply SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At September 30, 2003, our cash equivalents and marketable securities are classified as held-to-maturity, as we have the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less. As of September 30, 2003 we do not have any cash equivalents. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year. We have not realized any gains or losses on our marketable securities for the three-month periods ending September 30, 2003 and 2002.

      Cash and marketable securities consist of the following:

                                                                      September 30,     March 31,
                                                                          2003            2003
                                                                          ----            ----
    Cash                                                              $ 3,365,718      $6,108,004
                                                                      ===========      ==========

     Marketable securities
      Corporate and other debt securities                             $10,022,771      $8,701,765
      U.S. Government and agency securities                             1,240,870         715,459
                                                                      -----------      ----------

  (Average remaining maturity, 4.5 months at September 30, 2003)      $11,263,641      $9,417,224
                                                                      ===========      ==========
     Long-term marketable securities
      Corporate and other debt securities                             $ 8,809,793      $2,082,463
      U.S. Government and agency securities                             4,115,044       1,101,264
                                                                      -----------      ----------
    (Average remaining maturity, 19.75 months
        at September 30, 2003)                                        $12,924,837      $3,183,727
                                                                      ===========      ==========

      Restricted cash of $200,000 is related to our facility lease obligation.

      7. Inventories

      Inventories are stated at the lower of cost (first in, first out) or market and consist of the following:

                                  September 30,        March 31,
                                     2003                2003
                                     ----                ----

Raw materials                      $ 95,515            $114,130
Work-in-process                     326,125             303,631
Finished goods                      339,209             472,163
                                   --------            --------
       Total                       $760,849            $889,924
                                   ========            ========

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

      9. Segment Reporting

      We apply SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. When deciding on how to allocate resources and assess performance, the chief operating decision maker, or decision-making group, identifies operating segments as components of an enterprise about which separate discrete financial information is available for evaluation. To date, we have viewed our operations and manage our business as principally one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

      The following table represents percentage of total revenue classified by geographic area:

                         Three months ended               Six months ended
                            September 30,                   September 30,
                        2003            2002            2003            2002
                        ----            ----            ----            ----
      US                 64%             55%             59%             40%
      Europe             34%             42%             39%             58%
      Other               2%              3%              2%              2%
                        ---             ---             ---             ---
      Total             100%            100%            100%            100%

      During the three months ended September 30, 2003 there were three customers who accounted for approximately 31%, 22% and 10% of revenues, respectively. During the three months ended September 30, 2002, there were two customers who accounted for approximately 39% and 36% of revenues. During the six months ended September 30, 2003 there were two customers who accounted for approximately 31% and 19% of revenues. During the six months ended September 30, 2002, there were two customers who accounted for approximately 39% and 26% of revenues. Two customers accounted for 48% and 34% of our accounts receivable at September 30, 2003. Two customers accounted for 72% and 13% of our accounts receivable at September 30, 2002, respectively.

      10. Other Assets

      In April 2002, the United States Food and Drug Administration granted approval to market SecreFlo(TM) (synthetic porcine secretin), the first synthetic version of the hormone secretin. SecreFlo(TM) has been approved for stimulation of pancreatic secretions to aid in the diagnosis of pancreatic exocrine dysfunction, or chronic pancreatitis, stimulation of gastrin secretion to aid in the diagnosis of gastrinoma, a gastrointestinal tumor and to aid during a gastrointestinal procedure called Endoscopic Retrograde Cholangiopancreatography or ERCP. Under the terms of our licensing agreement with ChiRhoClin, Inc., we made a milestone payment to ChiRhoClin during April 2002 of $1,250,000 in cash. We also issued 696,223 shares of our unregistered common stock to ChiRhoClin in October 2002 related to the same milestone. During the quarter ended June 30, 2002, we recorded the fair value of these shares, $2,576,025, and the cash of $1,250,000, as a long-term intangible asset. Beginning in April 2002, this amount is being amortized to cost of revenue over the remaining term of the license, approximately seven years. We amortized $127,532 and $255,064 for the three and six-month periods ended September 30, 2003. In addition, under the terms of the licensing agreement with ChiRhoClin, if the FDA approves the new drug application for human secretin diagnostic or approves the reformulation of SecreFlo(TM), we will be required to pay ChiRhoClin future milestones in cash. We will also be required to pay royalties on sales of both synthetic porcine and human products.

      At March 31, 2003, in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we performed an impairment analysis of our intangible assets related to our licensing agreement with ChiRhoClin in order to determine if an impairment loss existed and should be recognized. The impairment analysis consisted of an evaluation of the expected cash flows from the sale of SecreFlo(TM) over the term of the license and also included various assumptions and estimates concerning selling price, cost and volume of unit sales. We concluded that there was no impairment loss as of March 31, 2003 and no events have occurred since that time that would give rise to an impairment loss. We believe that our assumptions and estimates are reasonable, however, actual results could differ from these estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Overview

      We are engaged in the development of novel therapeutics for profound neuropsychiatric disorders, with particular emphasis on applications for children. Our therapeutic product candidates are secretin for autism and schizophrenia, CTLA4-Ig for autoimmune disorders and uridine for neurologic diseases. These products are synthetic forms of naturally-occurring substances which may correct improperly regulated biological processes with minimal toxicity or side-effects. Our product candidates have the potential to produce clinical benefits not attainable with any existing drug in diseases for which there are few alternative therapies or treatments.

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

      Revenue Recognition

      We apply Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101") to our revenue arrangements. We generate product revenues from the sale of our Protein A products to customers in the pharmaceutical and process chromatography industries, and from the sale of

SecreFlo(TM), the first synthetic version of the hormone secretin, to hospital-based gastroenterologists. In accordance with SAB No. 101, we recognize revenue related to product sales upon shipment of the product to the customer as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is probable.

      Additionally, we generate non-product revenues from sponsored research and development projects under a Small Business Innovation Research ("SBIR") grant. License and research revenue is recognized as earned under cost plus fixed-fee contracts, or on a straight-line basis over the term of contract, which approximates when work is performed and costs are incurred. Research expenses in our Statements of Operations included in Item 1 above include funded and unfunded expenses. In addition, under certain contracts, we recognize research and development milestones as they are achieved, assuming such milestone is deemed to be substantive.

      Impairment Analysis of Long-lived Assets

      During 2002, under the terms of a 1999 licensing agreement with ChiRhoClin, Inc. we made a milestone payment to ChiRhoClin that consisted of $1,250,000 in cash and 696,223 shares of our common stock. We have recorded the fair value of the shares issued, $2,576,025, and the cash paid of $1,250,000, as a long-term intangible asset. Beginning in April 2002, we began to amortize this intangible asset to cost of revenue over the remaining term of the license, approximately seven years. In October 2002, we commenced commercial shipment of SecreFlo(TM), our synthetic version of the hormone secretin. We amortized $127,532 and $255,064 for the three and six-month periods ended September 30, 2003. At March 31, 2003, in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we performed an impairment analysis of this intangible asset in order to determine if an impairment loss existed and should be recognized. The impairment analysis consisted of an evaluation of the expected cash flows from the sale of SecreFlo(TM) over the term of the license and also included various assumptions and estimates concerning selling price, cost and volume of unit sales. We concluded that there was no impairment loss as of March 31, 2003 and no events have occurred since that time that would give rise to an impairment loss. We believe that our assumptions and estimates are reasonable, however, actual results could differ from these estimates.

      Clinical Trial Estimates

      Our clinical development trials related to our proprietary drug products are primarily performed by outside parties. It is not unusual at the end of each accounting period to estimate both the total cost of the trials and the percent completed as of that accounting date. We then need to adjust our estimates when final invoices are received. To date, these adjustments have not been material to our financial statements, and we believe that the estimates that we made as of September 30, 2003 are reflective of the actual expenses incurred as of that date. However, investors should be cautioned that the possibility exists that the timing or cost of certain trials might be longer or shorter or cost more or less than we have estimated and that the associated financial adjustments would be reflected in future periods.

      Results of Operations

      Three months ended September 30, 2003 vs. September 30, 2002

      Total revenue

      Total revenue for the three-month periods ended September 30, 2003 and September 30, 2002, was approximately $1,419,000 and $1,687,000, respectively, a decrease of $268,000 or 16%. During the three-month period ended September 30, 2003, product sales were impacted by manufacturing problems experienced by one of our significant customers of Protein A products. In addition, a delay in the delivery of a new lot of SecreFloTM from the manufacturer to us impacted sales at the end of the quarter. A lot of SecreFloTM is currently undergoing quality control testing. If this lot of material meets all release specifications, shipments of SecreFloTM would be expected to resume in December.

      Cost of revenue

      Cost of revenue for the three-month periods ended September 30, 2003 and September 30, 2002, were approximately $741,000 and $662,000, respectively, an increase of $79,000 or 12%. Gross profit for the three-month periods ended September 30, 2003 and 2002 were $678,000 or 48% of total revenue and $1,025,000 or 61% of total revenue, respectively. This increase in costs and decrease in gross profitability is attributable to a change in product mix of Protein A and sales of SecreFlo(TM).

      Operating expenses

      Total operating expenses for the three-month periods ended September 30, 2003 and September 30, 2002, were approximately $2,912,000 and $2,264,000, respectively, an increase of $648,000 or 29%.

      Research and development expenses for the three-month periods ended September 30, 2003 and September 30, 2002, were approximately $1,901,000 and $1,254,000, respectively, an increase of $647,000 or 52%. This increase is largely attributable to an increase in clinical material expense, clinical trial expense and personnel costs during the three-month period ended September 30, 2003.

      Selling, general and administrative expenses for the three-month periods ended September 30, 2003 and September 30, 2002, were approximately $1,011,000 and $1,010,000 respectively.

      Investment and interest income

      Investment income for the three-month periods ended September 30, 2003 and September 30, 2002, were approximately $94,000 and $156,000, respectively, a decrease of $62,000 or 40%. This decrease is attributable to lower interest rate yields for investments during the three months ended September 30, 2003 as compared to the corresponding three-month period in 2002. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

      Six months ended September 30, 2003 vs. September 30, 2002

      Total revenue

      Total revenue for the six-month periods ended September 30, 2003 and September 30, 2002, was approximately $3,480,000 and $3,307,000 respectively, an increase of $173,000 or 5%. This increase in total revenue is attributable to the sales of SecreFlo(TM), which we did not sell during the corresponding six-month period in fiscal 2003, offset by the decreased demand for our Protein A products. Our revenues are subject to quarterly fluctuations, based on the timing of large scale production orders of Protein A and sales of SecreFlo(TM).

      Cost of revenue

      Cost of revenue for the six-month periods ended September 30, 2003 and September 30, 2002, were approximately $1,596,000 and $1,331,000, respectively, an increase of $265,000 or 20%. Gross profit for the six-month periods ended September 30, 2003 and 2002 were $1,884,000 or 54% of total revenue and $1,976,000 or 60% of total revenue, respectively. This increase in costs and decrease in gross profit is due primarily to the launch of SecreFloTM during fiscal 2004 and the changes in product mix for our Protein A products.

      Operating expenses

      Total operating expenses for the six-month periods ended September 30, 2003 and September 30, 2002, were approximately $6,244,000 and $4,374,000, respectively, an increase of $1,870,000 or 43%.

      Research and development expenses for the six-month periods ended September 30, 2003 and September 30, 2002, were approximately $3,330,000 and $2,482,000, respectively, an increase of $848,000 or 34%. This increase is largely attributable to an increase in clinical material, research and trial expenses, as well as personnel costs during the six-month period ended September 30, 2003.

      Selling, general and administrative expenses for the six-month periods ended September 30, 2003 and September 30, 2002, were approximately $2,914,000 and $1,892,000 respectively, an increase of $1,022,000 or 54%. This increase is largely attributable to marketing expenses for our SecreFlo(TM) product and increased costs for professional services including those associated with litigation.

      Investment and interest income

      Investment income for the six-month periods ended September 30, 2003 and September 30, 2002, were approximately $192,000 and $324,000, respectively, a decrease of $132,000 or 41%. This decrease is attributable to lower interest rate yields for investments during the six months ended September 30, 2003 as compared to the corresponding six-month period in 2002. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

      Liquidity and capital resources

      We have financed our operations primarily through private placements of our common stock and revenues derived from product sales, collaborative research agreements, government grants, and payments received pursuant to licensing and royalty agreements. Total cash and marketable securities at September 30, 2003 totaled $27,754,000, an increase of $8,845,000 from $18,909,000 at March 31,
2003.

      On May 1, 2003, we issued and sold 2,500,000 shares of our common stock to The Riverview Group, LLC for aggregate consideration of $12,500,000. Repligen received net proceeds of approximately $11.8 million after deducting the expenses of the transaction.

      Our operating activities used approximately $2,894,000 of cash for the six-month period ended September 30, 2003, consisting of a net loss from operations of approximately $4,168,000 and a decrease in accounts payable of $346,000. These uses of cash were offset by non-cash charges of $447,000 for depreciation and amortization, a decrease in inventories of $129,000, a decrease in prepaid expenses of $242,000, and an increase in accrued expenses of $789,000.

      Our cash was reduced by capital expenditures of $119,000 for the six-month period ended September 30, 2003. Our investing activities used cash of approximately $11,707,000 primarily for purchases of marketable securities. We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer, and type of investment. We do not expect any material loss from our investment in marketable securities.

      In connection with our lease agreement, a letter of credit in the amount of $500,000 was issued to our landlord. In October 2002, this letter of credit was reduced to $200,000. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is included as restricted cash in the accompanying balance sheet as of September 30, 2003.

      During April 2002 and as required by the terms of our license agreement with ChiRhoClin, we made a milestone payment of $1,250,000 in cash in connection with the FDA's approval of SecreFloTM, our secretin for injection porcine product. Also pursuant to such license agreement, we issued to ChiRhoClin 696,223 shares of our common stock in October 2002. We have not granted registration rights to ChiRhoClin with respect to the shares pursuant to the license agreement. In addition, under the terms of our license agreement with ChiRhoClin, if the FDA approves the new drug application for the human synthetic secretin diagnostic product, we will be required to make additional milestones payments in cash to ChiRhoClin. We are required to pay royalties on sales of both synthetic porcine and human secretin diagnostic products.

      Working capital decreased to $13,943,000 at September 30, 2003 from $15,602,000 at March 31, 2003 primarily as a result of higher research and development spending.

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

      Cautionary Statement Regarding Forward-Looking Statements

      Statements in this Quarterly Report on Form 10-Q, as well as oral statements that may be made by Repligen or by officers, directors or employees of Repligen acting on its behalf, that are not historical facts constitute "forward-looking statements" which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management's strategy, litigation, plans and objectives for future operations, clinical trials and results, product research and development, manufacturing plans and performance, delays in manufacturing by us or our partners, timing of customer orders, the anticipated growth in the monoclonal antibody market and projected growth in product sales, costs of operations, sufficient funds to meet management objectives and availability of financing and effects of accounting pronouncements constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements, including, without limitation, risks associated with: the success of current and future collaborative relationships, the success of our clinical trials and our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of current and future litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited sales and marketing experience and capabilities, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, our ability to compete with larger, better financed pharmaceutical and biotechnology companies that may develop new approaches to the treatment of our targeted diseases, our history of losses and expectation of incurring continued losses, our ability to generate future revenues, our ability to raise additional capital to continue our drug development programs, our volatile stock price, the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled "Certain Factors That May Affect Future Results" in our Annual Report on Form 10-K for the year ended March 31, 2003.

      ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

      Interest Rate Risk

      We have investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

      We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer (with the exception of US treasury obligations), and type of investment. We intend to hold these investments to maturity, in accordance with our business plans.

      As of September 30, 2003, we did not have any debt arrangements that were not reflected in our balance sheet.

      ITEM 4. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

      Based on an evaluation of our disclosure controls and procedures as of the end of this fiscal quarter (the "Evaluation Date"), the President, Chief Executive Officer and Principal Executive Financial and Accounting Officer, Walter C. Herlihy, has concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective.

      Changes in Internal Controls

      There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect such controls subsequent to the Evaluation Date.

      PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS

Bristol-Myers Squibb

      Repligen is the exclusive licensee of all CTLA4-Ig patent rights owned by the University of Michigan (the "University"). Repligen and the University believe that the University has a rightful claim to ownership of certain patents of Bristol-Myers Squibb Corporation ("Bristol") which relate to compositions and uses of CTLA4, arising out of the inventive contributions by one of the University's scientists. Repligen and the University filed a complaint against Bristol in the United States District Court for the Eastern District of Michigan (the "District Court") seeking a correction of inventorship. The suit asserts that Dr. Craig Thompson, the scientist from the University, made inventive contributions as part of a collaboration with Bristol scientists and is therefore a rightful inventor on patents issued to Bristol. The District Court found that Repligen and the University had not proven by clear, convincing, and corroborative evidence that Dr. Thompson is a sole or joint inventor of any of the patents in suit.

      In October 2003, Repligen filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit to the ruling of the District Court. It is anticipated that both Repligen and Bristol will file written briefs to the United States Court of Appeals for the Federal Circuit that, may be followed by oral arguments in 2004. The Federal Circuit may decide to uphold the District Court's decision, overturn the District Court's decision or remand it back to the District Court for further consideration. Repligen's failure to obtain ownership rights to the Bristol patents may restrict Repligen's ability to commercialize CTLA4-Ig.

      Separately, in September 2003, Repligen announced it had received a Notice of Allowance from the United States Patent and Trademark Office for a patent covering the use of CTLA4-Ig for the treatment of rheumatoid arthritis. The patent, which will remain in force until 2020, also covers a method of treating multiple sclerosis, systemic lupus erythematosis and scleroderma with CTLA4-Ig and the use of CTLA4-Ig in combination with other immunosuppressants. Repligen owns the exclusive rights to this patent through a license agreement with The University of Michigan (the "University") and through a Cooperative Research and Development Agreement with the United States Navy. This allowed patent is independent from the patents on CTLA4-Ig which are the subject of a lawsuit that Repligen and the University are prosecuting against Bristol.

         From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

      Item 2. Changes in Securities and Use of Proceeds

      On September 10, 2003, Repligen's By-laws were amended by a requisite vote of stockholders to provide that the size of the Board of Directors of the Company could be fixed by a resolution of the Board of Directors, and that vacancies on the Board of Directors could be filled by resolution of the Board of Directors until the next annual meeting of stockholders. Previously, the size of the Board of Directors could only be changed by the stockholders, and any vacancies on the Board of Directors could only be filled by a resolution of the stockholders.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on September 10, 2003. At the Annual Meeting, the stockholders of the Company considered and acted upon proposals to: (i) elect a Board of Directors for the ensuing year (ii) to increase the size of the Board of Directors to eight members (iii) to elect Thomas F. Ryan, Jr. to fill one of the vacancies on the Board of Directors if Proposal 2 is approved by the Stockholders (iv) to amend the Company's by-laws to allow the Board of Directors to set the size of the Company's Board of Directors and to appoint Directors to fill any vacancy until the next Annual Meeting (v) to amend the 2001 Repligen Corporation Stock Option Plan, to increase both the number of options the company automatically grants per year and the aggregate number of options granted to its non-employee directors (vi) to amend and restate the 2001 Repligen Corporation Stock Option Plan, to allow shares of restricted stock to be awarded under such plan; and
(vii) to ratify the selection of Ernst & Young LLP as the independent auditors of Repligen for the fiscal year ending March 31, 2004.

Proposal 1. Election of Directors:

The stockholders elected all of the Company's nominees for directors.

Directors                        Shares Voting In Favor             Withhold

Robert J. Hennessey*             24,747,070                         138,652

Walter C. Herlihy, Ph.D.*        24,747,070                         138,652

G. William Miller*               24,747,070                         148,682

Alexander Rich, M.D.*            24,747,070                         138,652

Paul Schimmel, Ph.D.*            24,436,304                         449,418

*Incumbent

Proposal 2. Proposal to increase the size of the Board of Directors to eight members.

This proposal was adopted.

Shares Voting In Favor           Shares Voting Against              Abstain

24,587,436                       254,951                            43,335

Proposal 3. Elect Thomas F. Ryan, Jr. to fill one of the vacancies on the Board of Directors.

The stockholders approved the election of Thomas F. Ryan, Jr.

Shares Voting In Favor          Shares Voting Against               Abstain

24,634,110                      178,012                             73,600

Proposal 4. Amendment of the Company's by-laws to allow the Board of Directors to set the size of the Company's Board of Directors and to appoint Directors to fill any vacancy until the next Annual Meeting.

This proposal was adopted.

Shares Voting In Favor          Shares Voting Against               Abstain

24,137,859                      680,173                             67,690

Proposal 5. Amendment of the 2001 Repligen Corporation Stock Option Plan, to increase both the number of options the Company automatically grants per year and the aggregate number of options granted to its non-employee directors.

This proposal was adopted.

Shares Voting In Favor          Shares Voting Against               Abstain         Broker Non-Vote
21,974,745                      2,810,691                           100,285                1

Proposal 6. Amendment and restatement of the 2001 Repligen Corporation Stock Option Plan, to allow shares of restricted stock to be awarded under such plan.

This proposal was adopted.

Shares Voting In Favor          Shares Voting Against               Abstain

21,930,199                      2,846,976                           108,547

Proposal 7. Ratification of selection of Ernst & Young LLP as the independent auditors.

Selection of Ernst & Young LLP as the Company's independent auditors for fiscal year 2004.

This proposal was adopted.

Shares Voting In Favor          Shares Voting Against               Abstain

24,764,442                      66,745                              54,535

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

       EXHIBIT      DESCRIPTION
       -------      -----------

       3.1 Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

       3.2*         Amended and Restated By-laws (filed herewith).

       4.1          The Amended and Restated 2001 Repligen
                    Corporation Stock Plan, adopted by the
                    Stockholders on September 10, 2003 (filed as

                    Appendix B to Repligen Corporation's
                    Definitive Proxy Statement on Schedule 14A dated July 22, 2003 and incorporated herein by reference).

       31.1         Rule 13a-14(a)/15d-14(a) Certification.

       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

          1) Current Report on Form 8-K, filed on July 22, 2003 reporting the completion of the CTLA4-Ig Trial against Bristol-Myers Squibb.

          2) Current Report on Form 8-K, filed on July 31, 2003, furnishing Repligen's earnings release for the first quarter ended June 30, 2003.

          3) Current Report on Form 8-K, filed on September 17, 2003 reporting the Notice of Allowance to Repligen for a patent covering the use of CTLA4-Ig for treatment of Rheumatoid Arthritis.

          4) Current Report on Form 8-K, filed on September 17, 2003 reporting the announcement of a ruling in the lawsuit between Repligen and Bristol-Myers Squibb.

                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REPLIGEN CORPORATION (Registrant)

Date: November 13, 2003       By:  /s/ Walter C. Herlihy
                                   ---------------------------------------------
                                   Chief Executive Officer and President,
                                   (Principal Executive Financial and Accounting
                                   Officer)
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

       3.2*         Amended and Restated By-laws (filed herewith).

       4.1 The Amended and Restated 2001 Repligen Corporation Stock Plan, adopted by the Stockholders on September 10, 2003 (filed as Appendix B to Repligen Corporation's Definitive Proxy Statement on Schedule 14A dated July 22, 2003 and incorporated herein by reference).

       31.1         Rule 13a-14(a)/15d-14(a) Certification.

       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.