Form 10-Q
period 2003-12-31
REPLIGEN CORP
filed 2004-02-11
CIK 730272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 10, 2004.

         Common Stock, par value $.01 per share                 30,018,099
         --------------------------------------                 ----------
                        Class                                Number of Shares

                              REPLIGEN CORPORATION
                                      INDEX

        PART I. FINANCIAL INFORMATION                                       PAGE
                                                                            ----

Item 1. Financial Statements (Unaudited)
        Balance Sheets as of December 31, 2003 and March 31, 2003            3

        Statements of Operations for the Three Months and Nine Months
        Ended December 31, 2003 and 2002                                     4

        Statements of Cash Flows for the Nine Months
        Ended December 31, 2003 and 2002                                     5

        Notes to Financial Statements                                        6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            10

Item 3. Quantitative and Qualitative Disclosures About Market Risk           16

Item 4. Controls and Procedures                                              16

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    16

Item 2. Changes in Securities and Use of Proceeds
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K                                     17

Signature                                                                    18

Exhibit Index                                                                18

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              REPLIGEN CORPORATION
                                 BALANCE SHEETS

ASSETS
                                                        December 31, 2003      March 31, 2003
                                                        -----------------      --------------
Current assets:
    Cash                                                  $   2,369,818         $   6,108,004
    Marketable securities                                     9,176,872             9,417,224
    Accounts receivable, net                                    789,822               907,501
    Inventories                                               1,013,821               889,924
    Prepaid expenses and other current assets                   469,327               522,569
                                                          -------------         -------------
      Total current assets                                   13,819,660            17,845,222
                                                          -------------         -------------

Property, plant and equipment, at cost:
    Leasehold improvements                                    2,812,969             2,585,152
    Equipment                                                 1,408,113             1,317,086
    Furniture and fixtures                                      371,479               360,003
                                                          -------------         -------------
                                                              4,592,561             4,262,241
    Less: accumulated depreciation and
    amortization                                             (2,308,286)           (2,013,828)
                                                          -------------         -------------
    Net fixed assets                                          2,284,275             2,248,413

Long-term marketable securities                              13,912,784             3,183,727
Restricted cash                                                 200,000               200,000
Other assets                                                  2,933,296             3,315,894
                                                          -------------         -------------
     Total assets                                         $  33,150,015         $  26,793,256
                                                          =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                      $     735,577         $     968,551
    Accrued expenses                                          2,071,742             1,274,837
                                                          -------------         -------------
      Total current liabilities                               2,807,319             2,243,388
                                                          -------------         -------------

Stockholders' equity:
    Preferred stock, $.01 par value -
    authorized, 5,000,000 shares,-- outstanding,
    none                                                             --                    --
    Common stock, $.01 par value-
    authorized, 40,000,000 shares, -- outstanding,
    29,938,383 shares at December 31, 2003 and
    27,338,973 shares at March 31, 2003                         299,384               273,390
Additional paid-in capital                                  181,333,728           169,232,975
Deferred compensation                                           (39,015)                   --
Accumulated deficit                                        (151,251,401)         (144,956,497)
                                                          -------------         -------------
      Total stockholders' equity                             30,342,696            24,549,868
                                                          -------------         -------------
      Total liabilities and stockholders' equity          $  33,150,015         $  26,793,256
                                                          =============         =============

                             See accompanying notes.

                              REPLIGEN CORPORATION
                            STATEMENTS OF OPERATIONS

                                                 Three months ended December 31,           Nine months ended December 31,
                                                     2003                2002                2003                  2002
                                                ---------------------------------------------------------------------------
Revenue
     Product revenue                            $  1,303,864         $  2,417,030         $  4,729,787         $  5,723,962
     Research revenue                                 16,982                   --               70,975                   --
                                                ------------         ------------         ------------         ------------
         Total revenue                             1,320,846            2,417,030            4,800,762            5,723,962
Cost of revenue                                      782,233            1,140,908            2,378,293            2,472,351
                                                ------------         ------------         ------------         ------------
         Gross profit                                538,613            1,276,122            2,422,469            3,251,611

Operating expenses:
    Research and development                       1,850,476            1,363,059            5,180,540            3,844,537
    Selling, general and administrative              915,764              819,399            3,829,558            2,711,390
                                                ------------         ------------         ------------         ------------
         Total operating expenses                  2,766,240            2,182,458            9,010,098            6,555,927

Loss from operations                              (2,227,627)            (906,336)          (6,587,629)          (3,304,316)
                                                ------------         ------------         ------------         ------------

Investment income                                    100,721              140,483              292,725              464,676
                                                ------------         ------------         ------------         ------------

Net loss                                        $ (2,126,906)        $   (765,853)        $ (6,294,904)        $ (2,839,640)
                                                ============         ============         ============         ============
    Basic and diluted net loss per share        $       (.07)        $       (.03)        $       (.21)        $       (.11)
                                                ============         ============         ============         ============
    Basic and diluted weighted average
    common shares outstanding                     29,878,190           27,316,021           29,575,121           26,979,385
                                                ============         ============         ============         ============

                             See accompanying notes.

                              REPLIGEN CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                        Nine months ended    Nine months ended
                                                                        December 31, 2003    December 31, 2002
Cash flows from operating activities:
     Net loss                                                              $ (6,294,904)        $(2,839,640)
     Adjustment to reconcile net loss to net cash used in operating activities:
       Fair value of common stock warrants issued for services                   52,300                  --
       Amortization of deferred compensation                                     56,365                  --
       Depreciation and amortization                                            677,056             580,405
Changes in assets and liabilities:
       Accounts receivable                                                      117,679             557,064
       Inventories                                                             (123,897)           (118,969)
       Prepaid expenses and other current assets                                 53,242             (54,641)
       Accounts payable                                                        (232,974)           (704,097)
       Accrued expenses                                                         618,732            (262,153)
                                                                           ------------         -----------
          Net cash (used in) operating activities                            (5,076,401)         (2,842,031)
                                                                           ------------         -----------
Cash flows from investing activities:
       Purchases of marketable securities                                   (20,460,151)          7,421,946
       Redemptions of marketable securities                                   9,971,446          (5,266,466)
       Increase in other assets                                                                  (1,250,000)
       Decrease in restricted cash                                                                  300,000
       Purchases of property, plant and equipment                              (152,147)         (1,034,227)
                                                                           ------------         -----------
          Net cash (used in) provided by investing activities               (10,640,852)            171,253
                                                                           ------------         -----------

Cash flows from financing activities:
       Exercise of stock options                                                154,032                  --
       Proceeds from issuance of common stock, net of issuance cost          11,825,035                  --
                                                                           ------------         -----------
          Net cash provided by financing activities                          11,979,067                  --
                                                                           ------------         -----------

Net (decrease) in cash                                                       (3,738,186)         (2,670,778)

Cash and cash equivalents, beginning of period                                6,108,004           8,696,194
                                                                           ------------         -----------
Cash and cash equivalents, end of period                                   $  2,369,818         $ 6,025,416
                                                                           ============         ===========

Supplemental disclosure of non cash activities:
Non cash purchases of property and equipment                               $    178,173         $        --
Common stock issued for payment of license                                 $         --         $ 2,576,025

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

      2. Revenue Recognition

      We apply Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" to our revenue arrangements. We generate product revenues from the sale of our Protein A products to customers in the pharmaceutical and process chromatography industries and from the sale of SecreFlo(TM) to hospital-based gastroenterologists. In accordance with SAB No. 104, we recognize revenue related to product sales upon shipment of the product to the customer as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of any related receivable is probable.

      License and research revenue derived from collaborative arrangements is recognized as earned under cost plus fixed-fee contracts, or on a straight-line basis over the term of contract, which approximates when work is performed and costs are incurred. Research expenses in the accompanying statements of operations include funded and unfunded expenses.

      3. Net Loss Per Share

      We apply Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and warrants, is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for the periods presented in the accompanying financial statements do not include the potential common shares from warrants and stock options because to do so would have been antidilutive for the periods presented as the additional common shares from warrants and stock options would lower our diluted net loss per share. Accordingly, basic and diluted net loss per share is the same. At December 31, 2003, there were outstanding options to purchase 2,128,800 shares of the Company's common stock at a weighted average exercise price of $3.06 per share and warrants to purchase 379,946 shares of the Company's common stock at a weighted average exercise price of $4.84 per share not included in the calculation of earnings per share.

      4. Stock Based Compensation

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

      If compensation expense for our stock option plan had been determined in a manner consistent with SFAS No. 123, the pro forma net loss and net loss per share would have been as follows:

                                        Three months ended     Three months ended     Nine months ended        Nine months ended
                                        December 31, 2003       December 31, 2002     December 31, 2003        December 31, 2002
Net Loss as reported                        $(2,126,906)            $(765,853)            $(6,294,904)            $(2,839,640)
Add:
   Stock-based employee
   compensation expense
   included in reported net                      21,990                    --                  56,365                      --
   loss
Deduct:
  Stock-based employee
   compensation expense
   determined under fair
   value based method for all
   employee awards ...................         (307,838)             (146,803)               (711,244)               (436,395)
                                            -----------             ---------             -----------             -----------
Pro forma net loss ...................      $(2,412,754)            $(912,656)            $(6,949,783)            $(3,276,035)
                                            ===========             =========             ===========             ===========
Basic and diluted net loss
   per share:
As reported ..........................      $      (.07)            $    (.03)            $      (.21)            $      (.11)
Pro forma ............................      $      (.08)            $    (.03)            $      (.23)            $      (.12)

      5. Cash, Cash Equivalents and Marketable Securities

      We apply SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2003, our cash equivalents and marketable securities are classified as held-to-maturity, as we have the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Cash equivalents are short-term, highly liquid instruments with original maturities of 90 days or less. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year. We have not realized any gains or losses on our marketable securities for the three-month periods ending December 31, 2003 and 2002.

      Cash and marketable securities consist of the following:

                                                                  December 31, 2003    March 31, 2003
Cash and cash equivalents
   Cash                                                               $ 1,369,972        $6,108,004
   Cash equivalents                                                       999,846                --
                                                                      -----------        ----------
                                                                      $ 2,369,818        $6,108,004
                                                                      ===========        ==========
Marketable securities
   Corporate and other debt securities                                $ 8,185,958        $8,701,765
   U.S. Government and agency securities                                  990,914           715,459
                                                                      -----------        ----------
(Average remaining maturity, 4.42 months at December 31, 2003)        $ 9,176,872        $9,417,224
                                                                      ===========        ==========

Long-term marketable securities
   Corporate and other debt securities                                $ 9,815,271        $2,082,463
   U.S. Government and agency securities                                4,097,513         1,101,264
                                                                      -----------        ----------
(Average remaining maturity, 17.3 months at December 31, 2003)        $13,912,784        $3,183,727
                                                                      ===========        ==========

      Restricted cash of $200,000 is related to our facility lease obligation.

      6. Inventories

      Inventories are stated at the lower of cost (first in, first out) or market and consist of the following:

                                     December 31, 2003       March 31, 2003
Raw materials                           $  104,005              $114,130
Work-in-process                            343,889               303,631
Finished goods                             565,927               472,163
                                        ----------              --------
    Total                               $1,013,821              $889,924
                                        ==========              ========

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

      8. Segment Reporting

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

      The following table represents percentage of total revenue classified by geographic area:

                                Three months ended           Nine months ended
                                   December 31,                 December 31,
                               2003         2002             2003          2002
                               ----         ----             ----          ----
             US                 15%          60%              50%           48%
             Europe             85%          39%              48%           50%
             Other               0%           1%               2%            2%
                               ---          ---              ---           ---
             Total             100%         100%             100%          100%

      During the three months ended December 31, 2003 there was one customer who accounted for approximately 55% of revenues. During the nine months ended December 31, 2003 two customers accounted for approximately 37% and 13% of the Company's revenues. During the three months ended December 31, 2002, there were two customers each accounting for approximately 34% of the Company's revenues. During the nine months ended December 31, 2002, two customers accounted for approximately 38% and 30% of the Company's revenues. Four customers accounted for 11%, 15%, 17% and 26% of the Company's accounts receivable at December 31, 2002, respectively. Four customers accounted for 11%, 12%, 18% and 45% of the Company's accounts receivable at December 31, 2003.

      9. Other Assets

      In April 2002, the United States Food and Drug Administration granted approval to market SecreFlo(TM) (synthetic porcine secretin). SecreFlo(TM) has been approved for stimulation of pancreatic secretions to aid in the diagnosis of pancreatic exocrine dysfunction, or chronic pancreatitis, stimulation of gastrin secretion to aid in the diagnosis of gastrinoma, a gastrointestinal tumor and to aid during a gastrointestinal procedure called Endoscopic Retrograde Cholangiopancreatography or ERCP. Under the terms of our 1999 Licensing Agreement with ChiRhoClin, Inc., we made a milestone payment to ChiRhoClin during April 2002 of $1,250,000 in cash. We also issued 696,223 shares of our unregistered common stock to ChiRhoClin in October 2002 related to the same milestone. During the quarter ended June 30, 2002, we recorded the fair value of these shares, $2,576,025, and the cash of $1,250,000, as a long-term intangible asset. Beginning in April 2002, this amount is being amortized to cost of revenue over the remaining term of the license, approximately seven years. We amortized $127,532 and $382,596 for the three and nine-month periods ended December 31, 2003. (See Management's Discussion and Analysis of Financial Condition and Result of Operations- Recent Developments concerning this license.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Overview

      We are engaged in the development of novel therapeutics for profound neuropsychiatric and immune disorders, with emphasis on products with potential applications for children. Our therapeutic product candidates are secretin for autism, schizophrenia and anxiety disorders, CTLA4-Ig and Protein A for autoimmune disorders and uridine for neuropsychiatric diseases. These products are synthetic forms of naturally-occurring substances which may correct improperly regulated biological processes with minimal toxicity or side-effects. Our product candidates have the potential to produce clinical benefits not attainable with existing drugs in diseases for which there are few alternative therapies or treatments.

      Our business strategy is to partially fund the development of our proprietary therapeutic products with the profits derived from the sales of our specialty pharmaceutical products. This will enable us to independently advance our proprietary drug development programs while at the same time minimizing our operating losses. We may also seek corporate partners for development or marketing of our therapeutic product candidates.

      Recent Developments

      In January 2004, we announced results from our Phase 3 clinical trial in autism of RG1068, synthetic human secretin. The goal was to improve the core symptoms of autism: deficits in social interaction. Improvement was measured with two tools: the Autism Diagnostic Observation Schedule, administered by a psychologist and the parental Clinical Global Impression of Change. The study failed to show a greater improvement in the patients receiving secretin compared to patients receiving placebo. We continue to analyze the data from the study and will discuss the results with the Food and Drug Administration.

      In February 2004, we announced that the United States Patent and Trademark Office issued a patent covering the use of CTLA4-Ig for the treatment of rheumatoid arthritis. The patent, which will remain in force until 2021, also covers a method of treating multiple sclerosis, systemic lupus erythematosis and scleroderma with CTLA4-Ig and the use of CTLA4-Ig in combination with other immunosuppressants. We own the exclusive rights to this patent through license agreements with The University of Michigan (the "University") and the United States Navy. This patent is independent from the patents on CTLA4-Ig which are the subject of a lawsuit that Repligen and the University are prosecuting against Bristol-Myers Squibb Company.

      In February 2004, we terminated the September 1999 License Agreement with ChiRhoClin, our supplier of SecreFlo(TM), based on ChiRhoClin's failure to meet their obligations including best efforts to obtain FDA approval of secretin for post-ERCP pancreatitis. According to the terms of the License Agreement, upon termination, we have the right to recover certain payments made to ChiRhoClin from ChiRhoClin's future royalties on sales of SecreFlo(TM). To date, we have made license payments to ChiRhoClin of $2,250,000 in cash and 696,223 shares of stock, which were valued at $2,576,025 when issued. The License Agreement provides that upon termination, ChiRhoClin is obligated to continue the supply of SecreFlo(TM) to enable us to continue to market and sell the diagnostic secretin products without interruption or restriction until these payments have been recovered by withholding ChiRhoClin's share of royalties. Since ChiRhoClin currently is Repligen's sole supplier of SecreFlo(TM), ChiRhoClin's failure to continue to supply Repligen may restrict our ability to continue to sell SecreFlo(TM) and to recover these payments. Separately, we are developing RG1068, synthetic human secretin, for autism, schizophrenia, and anxiety disorders. RG1068 is a proprietary product and is not affected by termination of this agreement.

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

      Revenue Recognition

      We apply Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") to our revenue arrangements. We generate product revenues from the sale of our Protein A products to customers in the pharmaceutical and process chromatography industries, and from the sale of SecreFlo(TM) to hospital-based gastroenterologists. In accordance with SAB No. 104, we recognize revenue related to product sales upon shipment of the product to the customer as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is probable.

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

      Impairment Analysis of Long-lived Assets

      During 2002, under the terms of a 1999 licensing agreement with ChiRhoClin, we made a milestone payment to ChiRhoClin that consisted of $1,250,000 in cash and 696,223 shares of our common stock. We have recorded the fair value of the shares issued, $2,576,025, and the cash paid of $1,250,000, as a long-term intangible asset. Beginning in April 2002, we began to amortize this intangible asset to cost of revenue over the remaining term of the license, approximately seven years. In October 2002, we commenced commercial shipment of SecreFlo(TM), our synthetic version of the hormone secretin. We amortized $127,532 and $382,596 for the three and nine-month periods ended December 31, 2003. At March 31, 2003, in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we performed an impairment analysis of this intangible asset in order to determine if an impairment loss existed and should be recognized. The impairment analysis consisted of an evaluation of the expected cash flows from the sale of SecreFlo(TM) over the term of the license and also included various assumptions and estimates concerning selling price, cost and volume of unit sales. We concluded that there was no impairment loss as of March 31, 2003. To date, no events have occurred since that time that would give rise to an impairment loss. We believe that our assumptions and estimates are reasonable, however, actual results could differ from these estimates.

      Clinical Trial Estimates

      Our clinical development trials related to our proprietary drug products are primarily performed by outside parties. It is not unusual at the end of each accounting period to estimate both the total cost of the trials and the percent completed as of that accounting date. We then need to adjust our estimates when final invoices are received. To date, these adjustments have not been material to our financial statements, and we believe that the estimates that we made as of December 31, 2003 are reflective of the actual expenses incurred as of that date. However, investors should be cautioned that the possibility exists that the timing or cost of certain trials might be longer or shorter or cost more or less than we have estimated and that the associated financial adjustments would be reflected in future periods.

      Results of Operations

Three months ended December 31, 2003 vs. December 31, 2002

      Total revenue

      Total revenue for the three-month periods ended December 31, 2003 and December 31, 2002, was approximately $1,321,000 and $2,417,000 respectively, a decrease of $1,096,000 or 45%. During the three-month period ended December 31, 2003, product sales were impacted by manufacturing problems experienced by one of our significant customers of Protein A products.

      Cost of revenue

      Cost of revenue for the three-month periods ended December 31, 2003 and December 31, 2002, were approximately $782,000 and $1,141,000, respectively, a decrease of $359,000 or 31%. Gross profit for the three-month periods ended December 31, 2003 and 2002 were $539,000 or 41% of total revenue and $1,276,000 or 53% of total revenue, respectively. This decrease in costs and decrease in gross profit is attributable to lower sales, a change in product mix of Protein A and SecreFlo(TM) and the write-off of inventory past its expiration date.

      Operating expenses

      Total operating expenses for the three-month periods ended December 31, 2003 and December 31, 2002, were approximately $2,766,000 and $2,182,000 respectively, an increase of $584,000 or 27%.

      Research and development expenses for the three-month periods ended December 31, 2003 and December 31, 2002, were approximately $1,850,000 and $1,363,000 respectively, an increase of $487,000 or 36%. This increase is largely attributable to an increase in clinical trial expense and personnel costs during the three-month period ended December 31, 2003.

      Selling, general and administrative expenses for the three-month periods ended December 31, 2003 and December 31, 2002, were approximately $916,000 and $819,000 respectively, an increase of $97,000 or 12%. This increase is largely attributable to the reimbursement by ChiRhoClin of premarketing and launch expenses associated with the launch of Secreflo(TM) in the prior fiscal year.

      Investment income

      Investment income for the three-month periods ended December 31, 2003 and December 31, 2002, were approximately $100,000 and $140,000, respectively, a decrease of $40,000 or 29%. This decrease is attributable to lower interest rate yields for investments during the three months ended December 31, 2003 as compared to the corresponding three-month period ended December 31, 2002. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Nine months ended December 31, 2003 vs. December 31, 2002

      Total revenue

      Total revenue for the nine-month periods ended December 31, 2003 and December 31, 2002, was approximately $4,801,000 and $5,724,000 respectively, a decrease of $923,000 or 16%. During the nine-month period ended December 31, 2003, product sales were impacted by manufacturing problems experienced by one of our significant customers of Protein A products. Our revenues are subject to quarterly fluctuations based on the timing of large scale production orders of Protein A and sales of SecreFlo(TM).

      Cost of revenue

      Cost of revenue for the nine-month periods ended December 31, 2003 and December 31, 2002, were approximately $2,378,000 and $2,472,000, respectively, a decrease of $94,000 or 4%. Gross profit for the nine-month periods ended December 31, 2003 and 2002 were $2,423,000 or 50% of total revenue and $3,252,000 or 57% of total revenue, respectively. This decrease in costs and decrease in gross profit is attributable to lower sales, increased staffing and depreciation costs associated with our facility in fiscal year 2004.

      Operating expenses

      Total operating expenses for the nine-month periods ended December 31, 2003 and December 31, 2002, were approximately $9,011,000 and $6,556,000 respectively, an increase of $2,455,000 or 37%.

      Research and development expenses for the nine-month periods ended December 31, 2003 and December 31, 2002, were approximately $5,181,000 and $3,845,000 respectively, an increase of $1,336,000 or 35%. This increase is largely attributable to an increase in clinical material, research and trial expenses, as well as personnel costs during the nine-month period ended December 31, 2003.

      Selling, general and administrative expenses for the nine-month periods ended December 31, 2003 and December 31, 2002, were approximately $3,830,000 and $2,711,000 respectively, an increase of $1,119,000 or 41%. This increase is largely attributable to marketing expenses for our SecreFlo(TM) product and increased costs for professional services including those associated with litigation.

      Investment income

      Investment income for the nine-month periods ended December 31, 2003 and December 31, 2002, was approximately $293,000 and $465,000 respectively, a decrease of $172,000 or 37%. This decrease is attributable to lower interest rate yields for investments during the nine months ended December 31, 2003 as compared to the corresponding nine-month period ended December 31, 2002. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

      Liquidity and capital resources

      We have financed our operations primarily through private placements of our common stock and revenues derived from product sales, collaborative research agreements, government grants, and payments received pursuant to licensing and royalty agreements. Total cash and marketable securities at December 31, 2003 totaled $25,659,000, an increase of $6,750,000 from $18,909,000 at March 31,
2003.

      On May 1, 2003, we issued and sold 2,500,000 shares of our common stock to The Riverview Group, LLC for an aggregate consideration of $12,500,000. Repligen received net proceeds of approximately $11.8 million after deducting the expenses of the transaction.

      Our operating activities used approximately $5,076,000 of cash for the nine-month period ended December 31, 2003, consisting of a net loss from operations of approximately $6,295,000 and a decrease in accounts payable of $233,000 and an increase in inventories of $124,000. These uses of cash were offset by non-cash charges of $677,000 for depreciation and amortization, $53,000 for issuance of common stock warrants and $56,000 for amortization of deferred compensation, as well as a decrease in accounts receivable of $118,000 a decrease in prepaid expenses of $53,000, and an increase in accrued expenses of $619,000.

      Our cash was reduced by capital expenditures of $152,000 for the nine-month period ended December 31, 2003. Our investing activities used cash of approximately $10,489,000 primarily for purchases of marketable securities. We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer (with the exception of U.S. treasury obligations) and type of investment. We do not expect any material loss from our investment in marketable securities.

      In connection with our lease agreement, a letter of credit in the amount of $500,000 was issued to our landlord. In October 2002, this letter of credit was reduced to $200,000. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit.

The certificate of deposit is included as restricted cash in the accompanying balance sheet as of December 31, 2003.

      During April 2002 and as required by the terms of our 1999 License Agreement with ChiRhoClin, we made a milestone payment of $1,250,000 in cash in connection with the FDA's approval of SecreFlo(TM), our secretin for injection porcine product. Also pursuant to such License Agreement, we issued to ChiRhoClin 696,223 shares of our common stock in October 2002, which was valued at $2,576,025 when issued. In February 2004, we exercised our right to terminate this License Agreement. According to the terms of the License Agreement, upon termination, we have the right to recover certain payments made to ChiRhoClin from royalties on future sales of SecreFlo(TM). ChiRhoClin is obligated to continue to supply us, in order to allow us to market and sell SecreFlo(TM) without interruption or restriction until these payments have been recovered. Since ChiRhoClin currently is Repligen's sole supplier of SecreFlo(TM), ChiRhoClin's failure to meet its obligations to supply product may restrict our ability to continue to sell SecreFlo(TM) and recover these license payments.

      Working capital decreased to $11,012,000 at December 31, 2003 from $15,602,000 at March 31, 2003 primarily as a result of higher research and development spending and investments in long-term marketable securities.

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

      Cautionary Statement Regarding Forward-Looking Statements

      Statements in this Quarterly Report on Form 10-Q, as well as oral statements that may be made by Repligen or by officers, directors or employees of Repligen acting on its behalf, that are not historical facts constitute "forward-looking statements" which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management's strategy, litigation, plans and objectives for future operations, clinical trials and results, product research, intellectual property and development, manufacturing plans and performance, delays in manufacturing by us or our partners, timing of customer orders, the anticipated growth in our target markets, including, without limitation, the market for autoimmune disease treatment and the monoclonal antibody market and projected growth in product sales, costs of operations, sufficient funds to meet management objectives and availability of financing and effects of accounting pronouncements constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements, including, without limitation, risks associated with: the success of current and future collaborative relationships, the success of our clinical trials and our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of current and future litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited sales and marketing experience and capabilities, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, our ability to compete with larger, better financed pharmaceutical and biotechnology companies that may develop new approaches to the treatment of our targeted diseases, our history of losses and expectation of incurring continued losses, our ability to generate future revenues, our ability to raise additional capital to continue our drug development programs, our volatile stock price, the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled "Certain Factors That May Affect Future Results" in our Annual Report on Form 10-K for the year ended March 31, 2003.

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

      We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer (with the exception of U.S. treasury obligations), and type of investment. We intend to hold these investments to maturity, in accordance with our business plans.

      As of December 31, 2003, we did not have any debt arrangements that were not reflected in our balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures

      Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15 (e)) as of the end of this fiscal quarter (the "Evaluation Date"), the President, Chief Executive Officer and Principal Executive Financial and Accounting Officer, Walter C. Herlihy, has concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective.

      Changes in Internal Controls

      There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect such controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Bristol-Myers Squibb

      Repligen is the exclusive licensee of all CTLA4-Ig patent rights owned by the University of Michigan. Repligen and the University believe that the University has a rightful claim to ownership of certain patents of Bristol-Myers Squibb Company ("Bristol") which relate to compositions and uses of CTLA4, arising out of the inventive contributions by one of the

University's scientists. Repligen and the University filed a complaint against Bristol in the United States District Court for the Eastern District of Michigan (the "District Court") in August 2002 seeking a correction of inventorship. The suit asserts that Dr. Craig Thompson, the scientist from the University, made inventive contributions as part of a collaboration with Bristol scientists and is therefore a rightful inventor on patents issued to Bristol. The District Court found that Repligen and the University had not proven by clear, convincing, and corroborative evidence that Dr. Thompson is a sole or joint inventor of any of the patents in suit. (Please see Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments for further information regarding our CTLA4 patent, which is not the subject of this litigation.)

      In December 2003, Repligen filed a written brief with the United States Court of Appeals for the Federal Circuit appealing the ruling of the District Court. Bristol will also file a written brief to the United States Court of Appeals for the Federal Circuit that may be followed by oral arguments in 2004. The Federal Circuit may decide to uphold the District Court's decision, overturn the District Court's decision or remand it back to the District Court for further consideration. Repligen's failure to obtain ownership rights to the Bristol patents may restrict Repligen's ability to commercialize CTLA4-Ig.

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

      3.2 Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

      31.1              Rule 13a-14(a)/15d-14(a) Certification.

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            1) Current Report on Form 8-K, filed on November 12, 2003, furnishing Repligen's earnings release for the second quarter ended September 30, 2003.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  REPLIGEN CORPORATION


Date: February 11, 2004       By: /s/ Walter C. Herlihy
                                  ----------------------------------------------
                                  Chief Executive Officer and President,
                                  (Principal Executive, Financial and Accounting Officer)
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

      3.2 Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

      31.1              Rule 13a-14(a)/15d-14(a) Certification.

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.