Form 10-K
period 2004-03-31
REPLIGEN CORP
filed 2004-06-14
CIK 730272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission file number: 0-14656

                              REPLIGEN CORPORATION
             (Exact name of Registrant as specified in its charter)

                  Delaware                                    04-2729386
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

41 Seyon Street Building #1, Suite 100, Waltham, Massachusetts    02453
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

   Indicate by check mark whether the registrant is an accelerated filer (as
              defined in Exchange Act Rule 12b-2). Yes |X| No |_|.

 The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, was approximately
                                 $152,535,151.

The number of shares of outstanding of the registrant's common stock as of
                          June 10, 2004 was 30,039,485.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2004. Portions of such proxy statement are incorporated by reference in Part III of this Form
                                     10-K.

Item 1. BUSINESS.

The following discussion of our business contains forward-looking statements that involve risks and uncertainties. When used in this report, the words "intend," "anticipate," "believe," "estimate," "plan" and "expect" and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements and are a result of certain factors, including those set forth under "Certain Factors that May Affect Future Results" and elsewhere in this annual report on Form 10-K.

The Company

      We are developing novel biological products for profound neuropsychiatric disorders and autoimmune diseases. Our therapeutic product candidates are secretin for schizophrenia and anxiety disorders, uridine for bipolar disorder and CTLA4-Ig and Protein A for autoimmune diseases. Each of these products represents a novel approach to therapy which may provide better outcomes for patients than existing drugs.

      Our business strategy is to maintain full commercial rights to our product candidates through "proof of principle" clinical studies after which we may seek corporate partners for further development and marketing. We partially fund the development of our proprietary therapeutic product candidates with the profits derived from the sales of our specialty pharmaceutical products. This will enable us to independently advance our product candidates while at the same time minimize our operating losses.

      We were incorporated in May 1981, under the laws of the State of Delaware. Our principle executive offices are at 41 Seyon Street, Waltham, Massachusetts 02453 and our telephone number is (781) 250-0111.

Neuropsychiatric Disorders

      Schizophrenia is a serious, disabling and chronic mental disorder that affects 2 million people in the United States. Schizophrenia is characterized by thought disorders such as delusions or hallucinations, as well as social withdrawal, lack of initiative, and blunting of emotional expression. Current antipsychotic drugs are effective in reducing thought disorders in some patients but have limited effects on the social withdrawal symptoms. The total cost for the care and treatment of patients with schizophrenia in the United States in 2000 was $40 billion.

      Secretin is a hormone produced in the small intestine that regulates the function of the pancreas as part of the process of digestion. More recently, secretin and its receptor have been found in the central nervous system, suggesting a possible role as a neurotransmitter. We are conducting a double-blind, placebo-controlled Phase 2 clinical trial to evaluate synthetic human secretin, or as we sometimes refer to it, RG1068, in schizophrenic patients who have symptoms that are refractory to existing drugs. The trial is designed to extend clinical results published by investigators at the University of North Carolina who conducted a double-blind, placebo-controlled study of a single dose of secretin in 22 patients with schizophrenia in which several subjects in the secretin-treated group were judged by the investigators to be "much improved" on the Clinical Global Impression scale during the first week. The Phase 2 trial will evaluate the potential of multiple doses of RG1068 to treat the symptoms of schizophrenia, including both thought disorders and social interaction deficits in patients who are often resistant to treatment with existing antipsychotic therapy.

      Anxiety disorders including Obsessive Compulsive Disorder, Post Traumatic Stress Syndrome and Generalized Anxiety Disorder affect more than 20 million people in the United States each year. We have demonstrated that one of the targets of secretin in the brain is the amygdala, a region which is recognized as the center of the fear and anxiety response. In a recent publication, we demonstrated in collaboration with academic researchers that secretin is active in an animal model of anxiety. We are currently planning a Phase 1 trial of secretin in Obsessive Compulsive Disorder which we intend to initiate later this year.

      Bipolar disorder, also known as manic depression, is marked by extreme changes in mood energy and behavior in which a person can alternate between mania (highs) and depression (lows). Bipolar disorder affects more than 2 million adults in the United States. Current drug therapy for bipolar disorder includes the use of lithium or valproic acid. However side effects are frequent and troublesome, and patients don't respond fully, leading to frequent recurrences of mania and depression.

      Uridine is a naturally occurring molecule essential for the synthesis of DNA, RNA and many aspects of protein, lipid and carbohydrate synthesis and metabolism. We are evaluating the potential of uridine for bipolar disorder depression and major depression. Preclinical studies conducted by academic researchers have demonstrated that uridine is active in an established animal model of depression. We have completed a Phase 1 trial of a prodrug of uridine in patients with bipolar disorder or major depression and intend to initiate a placebo-controlled Phase 2 trial of a pharmaceutical composition of uridine in patients with bipolar disorder later this year.

Autoimmune Disease

      In an autoimmune disease, the immune system mistakenly attacks the tissues and organs of a person's own body. Autoimmune diseases such as rheumatoid arthritis, multiple sclerosis, lupus, psoriasis and Crohn's disease afflict millions of people in the United States and are often chronic, requiring lifelong care and monitoring. Traditional treatment options were limited to broadly acting immunosuppressive drugs which may suppress the autoimmune attack but also suppress the ability of the immune system to fight infection, resulting in potentially serious side effects. Recently, new therapies that target specific components of the immune system have shown promise. However, many patients experience no improvement or only a partial remission of symptoms. We are developing two drug candidates, CTLA4-Ig and Protein A, which target complimentary components of the immune system.

      CTLA4 is a key regulator of the activity of the immune system which "turns off" the immune system after it has successfully cleared a bacterial or viral infection by blocking the activation of T-cells, the immune cells responsible for activating an immune response. Animal and human studies have suggested that a soluble form of CTLA4 ("CTLA4-Ig") may be useful in treating diseases such as rheumatoid arthritis, multiple sclerosis, lupus, psoriasis and organ transplant. In some animal models, the specific immunosuppressive effects of CTLA4-Ig have been shown to persist after discontinuation of the drug. Thus, CTLA4-Ig may provide a unique and potentially safer treatment for autoimmune disease than current therapies. We are developing a form of CTLA4-Ig which may have wide application in diseases characterized by over-activation of the immune system. Initial clinical trials of CTLA4-Ig in normal volunteers and in patients with Idiopathic Thrombocytopenic Purpura ("ITP") have shown that CTLA4-Ig is well tolerated. We are currently conducting a Phase 1 trial of CTLA4-Ig in patients with multiple sclerosis in collaboration with the Immune Tolerance Network, a research consortium of the National Institutes of Health.

      B-cells are specialized cells of the immune system which produce antibodies that target viruses, bacteria and other foreign substances. Antibodies directed toward healthy tissue have been implicated in several autoimmune diseases and there is evidence that depleting B-cells may reduce the symptoms of disease. Protein A is a naturally occurring protein which binds to antibodies including those expressed on the surface of B-cells. Academic researchers have recently shown in animals that Protein A can selectively deplete a class of B-cells that is implicated in several autoimmune diseases. We are investigating whether these findings can be extended to animal models of autoimmune disease and cancers of B-cells ("lymphomas"). Pending successful completion of preclinical studies, we intend to initiate a Phase 1 clinical trial of a recombinant form of Protein A in 2005.

Protein A Products for Antibody Manufacturing

      Protein A is widely used in the purification of therapeutic antibodies. Most therapeutic monoclonal antibodies are manufactured by a process in which an impure fermentation product containing the desired antibody product is passed over a solid support to which Protein A has been chemically attached ("immobilized"). The immobilized Protein A binds the antibody product while other impurities are washed away. The antibody is then recovered from the support in a substantially purified form.

      We manufacture and market several products based on recombinant Protein A ("rProtein A"). Our primary customers incorporate our rProtein A products into their proprietary antibody purification systems that they sell directly to the biotechnology and pharmaceutical industry. The majority of our product sales for the last three years have been sales of rProtein A products.

      Sales of therapeutic antibodies have increased from $300 million in 1997 to approximately $6.0 billion in 2003. This growth is based on the increasing use of therapeutic antibodies, including Rituxan(R) for lymphoma, Herceptin(TM) for breast cancer, Synagis(TM) for RSV infection and Remicade(TM) for Crohn's disease and arthritis. There are more than 100 additional monoclonal antibodies in various stages of clinical testing which may lead to additional growth of the antibody market and in turn, the demand for rProtein A.

SecreFlo(TM)

      In October 1999, we licensed exclusive commercial rights to a diagnostic product based on a synthetic form of porcine (pig-derived) secretin, which we market as SecreFlo(TM), from ChiRhoClin, Inc. ("ChiRhoClin"), a private company. ChiRhoClin is our sole supplier of SecreFlo(TM). SecreFlo(TM) is approved by the U.S. Food and Drug Administration ("FDA") for diagnosing chronic pancreatitis, gastrinoma (a form of cancer) and as an aid during endoscopic retrograde cholangiopancreatography ("ERCP"), a gastrointestinal procedure. The FDA has granted SecreFlo(TM) Orphan Drug Designation, which means it is the only form of secretin marketed for these indications in the United States until 2009. (For more information about recent developments regarding SecreFlo(TM), please see "Patents, Licenses and Proprietary Rights - SecreFlo(TM).")

Repligen's Business Strategy

      Our business strategy is to retain full commercial rights to our product candidates until we demonstrate "proof of principle" in controlled clinical trials, after which we may elect to complete product development or seek a development and marketing partner. In order to cost effectively advance our portfolio of product candidates, we seek to manufacture clinical trial materials through outside contract vendors and to partially fund the development of our proprietary therapeutic product candidates with the profits derived from the sales of our specialty pharmaceutical products: rProtein A and SecreFlo(TM). This will enable us to independently advance our proprietary drug development programs while at the same time minimize our operating losses.

Sales and Marketing

      We sell our rProtein A products primarily through value-added resellers including Amersham Biosciences, Applied Biosystems, Inc. and Millipore Corporation, and through distributors in certain foreign markets. We market SecreFlo(TM) directly to gastroenterologists in the United States.

Customers

      Customers for our rProtein A products include chromatography companies, diagnostics companies, biopharmaceutical companies and laboratory researchers. During fiscal 2004, the customers that accounted for more than 10% of our total revenue were Amersham Biosciences and Cardinal Healthcare. During fiscal year 2003, we commenced selling SecreFlo(TM), a diagnostic product that is marketed in the U.S., to hospital-based gastroenterologists.

Geographic Reporting

      Of our fiscal 2004 revenue, 50% is attributable to U.S. customers and 50% is attributable to foreign customers, of which 64% is attributable to three customers. Of our fiscal 2003 revenue, 46% is attributable to U.S. customers and 54% is attributable to foreign customers, of which 66% is attributable to two customers. Of our fiscal 2002 revenue, 35% is attributable to U.S. customers and 65% is attributable to foreign customers, of which 85% is attributable to three customers.

Employees

      As of June 7, 2004 we had 40 employees. Of those employees, 29 were engaged in research, development and manufacturing and 11 in administrative and marketing functions. Sixteen of our employees hold doctorates or other advanced degrees. Each of our employees has signed a confidentiality agreement. None of our employees are covered by collective bargaining agreements.

Patents, Licenses and Proprietary Rights

      Our policy is to seek patent protection for our therapeutic product candidates. We pursue patent protection in the United States and file corresponding patent applications in relevant foreign jurisdictions. We believe that patents are an important element in the protection of our competitive and proprietary position, but other elements, including trade secrets, orphan drug status and know-how, may also be important. We own or have exclusive rights to more than 12 issued U.S. patents and corresponding foreign equivalents. The terms of such patents expire at various times between 2004 and 2021. In addition, we have rights to more than 20 U.S. pending patent applications and corresponding foreign applications. The invalidation of key patents owned or licensed by us or the failure of patents to issue on pending patent applications could create increased competition, with potential adverse effects on our business prospects. For each of our license agreements where we license the rights to patents or patent applications, the license will terminate on the day that the last to expire patent covered by each such license agreement expires.

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

      Therapeutic Secretin

      We are currently prosecuting patent applications for the use of secretin for the treatment of anxiety disorders and schizophrenia in the United States and key foreign markets. In March 2003, the University of North Carolina ("UNC") filed patent applications claiming the use of secretin for the treatment of certain other behavioral disorders, including schizophrenia. In March 2004, we exclusively licensed UNC's rights in this area, which is unrelated to SecreFlo(TM).

      CTLA4-Ig

      We are the exclusive licensee of all CTLA4-Ig patent rights owned by the University of Michigan ("Michigan"). In 1992, we licensed the rights to certain CTLA4 related patent applications from Michigan. In 1995, we assigned these patent rights to Genetics Institute, Inc. In 1996, Genetics Institute, Inc. returned to us the entirety of those rights which relate to CTLA4-Ig. In 1999, we executed an agreement with Genetics Institute and Michigan which ratified Michigan's grant of an exclusive license of the CTLA4-Ig rights to us. In February 2004, a U.S. Patent (the "CTLA4-Ig Use Patent") issued, to which we own the exclusive rights through license agreements with Michigan and the U.S. Navy. The CTLA4-Ig Use Patent has claims that cover the use of CTLA4-Ig to treat rheumatoid arthritis, multiple sclerosis, and certain other autoimmune disorders and is assigned to Michigan and the U.S. Navy. The CTLA4-Ig Use Patent expires in 2021. In September 2002, we were granted a U.S. Patent which claims the specific CTLA4-Ig product form that we are developing. (For more information on our intellectual property rights to CTLA4-Ig, please see "Legal Proceedings.")

      Uridine

      In November 2000 and December 2000, Repligen entered into two License Agreements (the "UCSD Uridine License Agreements") with the University of California, San Diego ("UCSD") for certain patent applications pertaining to the use of uridine and uridine derivatives for the treatment of mitochondrial disease and purine autism. On June 21, 2001, Pro-Neuron, Inc. filed a complaint (the "Pro-Neuron Complaint") against the Regents of the University of California (the "Regents") and Repligen in the Superior Court of California, County of

San Diego seeking to void the UCSD Uridine License Agreement relating to treatment of mitochondrial disease entered into between Repligen and the UCSD. Pro-Neuron subsequently amended the complaint to include the UCSD Uridine License Agreement related to purine autism and claims for misappropriation of trade secrets.

      In June 2003, Repligen agreed to restructure the UCSD License Agreements to exclude the field of acylated pyrimidines, including triacetyluridine, which we sometimes refer to as RG2133. (For more information on our intellectual property rights to uridine and related compounds for the treatment of mitochondrial disease, please see "Legal Proceedings.")

      In April 2004, a U.S. patent was issued to Repligen, which claims methods of treating certain developmental disorders, including certain forms of autism, with uridine compositions which expires in October 2020.

      Protein A

      We own a U.S. patent covering recombinant Protein A, which expires in 2009, as well as significant know-how in the manufacture of high-purity rProtein
A. We also own a U.S. patent covering modified forms of rProtein A, which was non-exclusively licensed to Amersham Biosciences in 1998 as part of a ten year agreement covering the supply of rProtein A to Amersham Biosciences.

      In addition to its utility in antibody manufacture, Protein A may also be useful in human therapy based on its activity as a B-cell toxin. Repligen has exclusively licensed rights from the University of California, San Diego to a patent application which claims a variety of potential therapeutic uses of Protein A. Foreign equivalents of this patent application are also pending.

      SecreFlo(TM)

      In October 1999, we licensed exclusive commercial rights to a diagnostic product based on a synthetic form of porcine (pig-derived) secretin, which we market as SecreFlo(TM), from ChiRhoClin. ChiRhoClin is our sole supplier of SecreFlo(TM). SecreFlo(TM) is approved by the U.S. Food and Drug Administration ("FDA") for diagnosing chronic pancreatitis, gastrinoma (a form of cancer) and as an aid during endoscopic retrograde cholangiopancreatography ("ERCP"), a gastrointestinal procedure. The FDA has granted SecreFlo(TM) Orphan Drug Designation, which means it is the only form of secretin marketed for these indications in the United States until 2009.

      In February 2004, we terminated our Licensing Agreement with ChiRhoClin for breach. We believe we have the right, in accordance with the terms of the Licensing Agreement, to recover certain payments made to ChiRhoClin, totaling approximately $5 million, from ChiRhoClin's share of royalties on sales of SecreFlo(TM). We believe that ChiRhoClin is obligated to continue to supply SecreFlo(TM) and that we retain the right to sell SecreFlo(TM) until such payments have been recovered.

      On June 8, 2004, we received a letter of termination from ChiRhoClin disputing our termination of the license agreement for SecreFlo(TM) and indicating that due to alleged material breaches by us, ChiRhoClin terminated the Licensing Agreement. In accordance with its purported termination, ChiRhoClin requested that we stop marketing the product immediately, and we believe it is probable that ChiRhoClin will attempt to no longer supply us with this product. (For more information on the ensuing arbitration proceeding, please see "Legal Proceedings.")

Research and Development

      For the past three years, we have devoted substantially all of our resources on the research and development of therapeutic product candidates and our specialty pharmaceutical products and product candidates discussed herein. We spent $6,484,000 in fiscal 2004, $5,227,000 in fiscal 2003, and $5,361,000 in fiscal 2002 on company-sponsored research and development activities.

Competition

      Our rProtein A and SecreFlo(TM) products compete on the basis of quality, performance, cost effectiveness, and application suitability with numerous established technologies. Additional products using new technologies that may be competitive with our products may also be introduced. Many of the companies selling or developing competitive products have financial, manufacturing and distribution resources significantly greater than ours.

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

Manufacturing

      We currently rely, and will continue to rely, for at least the next few years, on contract manufacturers to produce synthetic human secretin, uridine, Protein A and CTLA4-Ig for use in our clinical trials. Our product candidates will need to be manufactured in a facility by processes that comply with the FDA's good manufacturing practices and other similar regulations. It may take a substantial period of time to begin manufacturing our products in compliance with such regulations. If we are unable to establish and maintain relationships with third parties for manufacturing sufficient quantities of our product candidates and their components that meet our planned time and cost parameters, the development and timing of our clinical trials may be adversely affected.

      Protein A for Antibody Manufacturing

      We manufacture rProtein A products from recombinant strains of bacteria. We manufacture rProtein A for Amersham Biosciences under a ten year supply agreement which was initiated in December 1998. Certain fermentation and recovery operations are carried out by third parties. The purification, immobilization, packaging and quality control testing of rProtein A are conducted at our facilities. We maintain an active quality assurance effort to support the regulatory requirements of our customers. We purchase raw materials from more than one commercially established company and believe that the necessary raw materials are currently commercially available in sufficient quantities necessary to meet demand.

      SecreFlo(TM) (synthetic porcine secretin)

      SecreFlo(TM), our secretin diagnostic product, is purchased from ChiRhoClin who contracts with third parties for the synthesis of the drug substance and the drug product. This company is our sole supplier for this product. If this company is unwilling or unable to supply product, our revenues and future cash flows will be negatively impacted, offset by a decrease in costs associated with this product. (For more information about the arbitration proceeding with ChiRhoClin, please see "Legal Proceedings").

      Therapeutic Product Candidates

      We rely upon contractors for both the procurement of raw materials and for manufacturing the finished product. We purchase raw materials from more than one commercially established company. Our necessary raw materials are currently commercially available in quantities far in excess of the scale required to complete all of our future planned Phase 2 and Phase 3 clinical trials.

Government Regulation

      The development of drug candidates, such as secretin, uridine, CTLA4-Ig and Protein A are subject to regulation in the United States by the FDA and abroad by foreign equivalents. Product development and approval within the FDA regulatory framework usually takes a significant number of years and involves the expenditure of substantial capital resources. Timelines for development are uncertain.

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

Available Information

      We maintain a website with the address www.repligen.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      Investors should carefully consider the risk factors described below before making an investment decision.

      If any of the events described in the following risk factors occur, our business, financial condition or results of operations could be materially harmed. In that case the trading price of our common stock could decline, and Investors may lose all or part of their investment. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect Repligen.

      This annual report on Form 10-K contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this annual report on Form 10-K.

We are dependent on others to develop, conduct clinical trials for, manufacture, market and sell our principal products.

      We conduct some of our development activities, and conduct most of our commercialization activities, through collaborations. These collaborations include academic researchers as well as contracts with vendors. Our collaborations are heavily dependent on the efforts and activities of our collaborative partners. Our existing and any future collaborations may not be technically or commercially successful.

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

      We also are subject to numerous foreign regulatory requirements governing the design and conduct of the clinical trials and the manufacturing and marketing of our future products. The approval procedure varies among countries. The time required to obtain foreign approvals often differs from that required to obtain FDA approvals. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries (or vice versa).

      All of the foregoing regulatory risks also are applicable to development, manufacturing and marketing undertaken by our collaborative partners or other third parties.

Even if we obtain marketing approval, our products will be subject to ongoing regulatory review which will be expensive and may affect our ability to successfully commercialize our products.

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

If we are unable to obtain, maintain and enforce patents for our products, we will not be able to succeed commercially.

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

      o     preserve our trade secrets;

      o     operate without infringing the proprietary rights of third parties;
            and

      o     secure licenses from others on acceptable terms.

      We cannot be sure that any patent applications relating to our products that we will file in the future or that any currently pending applications will issue on a timely basis, if ever. Since patent applications in the United States filed prior to November 2000 are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. Even if patents are issued, the degree of protection afforded by such patents will depend upon the:

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

      In some cases, litigation or other proceedings may be necessary to assert claims of infringement, to enforce patents issued to us or our licensors, to protect trade secrets, know-how or other intellectual property rights we own, or to determine the scope and validity of the proprietary rights of third parties. Such litigation could result in substantial cost to us and diversion of our resources. An adverse outcome in any such litigation or proceeding could have a material adverse effect on our business, financial condition and results of operations.

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

      Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time, attention and resources.

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

      We have limited manufacturing experience and no commercial or pilot scale manufacturing facilities for the production of pharmaceuticals. In order to continue to develop pharmaceutical products, apply for regulatory approvals and, ultimately, commercialize any products, we may need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities.

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

      We rely on a single supplier (ChiRhoClin) for our SecreFlo(TM) product. If this supplier is unwilling or unable to supply product as a result, our revenues and future cash flows will be negatively impacted, offset by a decrease in costs associated with this product. (For more information about the arbitration proceeding regarding SecreFlo(TM), please see "Legal Proceedings.") We currently rely upon third parties for fermentation relating to our rProtein A products.

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

      o the availability of government and third party payor reimbursement of our products; and

      o competition from products which may offer better safety, efficacy or lower cost.

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

      While we generate revenue from product sales, this revenue is not sufficient to cover the costs of our clinical trials and drug development programs. We plan to continue to invest in key research and development activities. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business.

If we do not obtain additional capital for our drug development programs, we will be unable to develop or discover new drugs.

      We need additional long-term financing to develop our drug development programs through the clinical trial process as required by the FDA and to develop our specialty pharmaceutical products business. We also need additional long-term financing to support future operations and capital expenditures, including capital for additional personnel and facilities. If we spend more money than currently expected for our drug development programs and our specialty pharmaceutical products business, we will need to raise additional capital by selling debt or equity securities, by entering into strategic relationships or through other arrangements. We may be unable to raise any additional amounts on reasonable terms or when they are needed due to the volatile nature of the biotechnology marketplace. If we are unable to raise this additional capital, we may have to delay or postpone critical clinical studies or abandon other development programs.

Our stock price could be volatile, which could cause you to lose part or all of your investment.

      The market price of our common stock, like that of the common stock of many other development stage biotechnology companies, is highly volatile. In addition, the stock market has experienced extreme price and volume fluctuations. This volatility has significantly affected the market prices of securities of many biotechnology and pharmaceutical companies for reasons frequently unrelated to or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

Item 2. PROPERTIES.

      The Company leases approximately 25,000 square feet of space, of which approximately 10,000 square feet is manufacturing and laboratory space. Our lease expires in January 2013, with options to extend for two five-year periods. During fiscal 2004, we incurred aggregate rental costs for our facility, excluding maintenance, taxes and utilities, of approximately $389,000. Our space is adequate for our current use and for the foreseeable future.

Item 3. LEGAL PROCEEDINGS.

Bristol-Myers Squibb Company

      Repligen is the exclusive licensee of all CTLA4-Ig patent rights owned by the University of Michigan ("Michigan"). Repligen and Michigan believe that Michigan has a rightful claim to ownership of certain patents assigned to Bristol-Myers Squibb Company ("Bristol") which relate to compositions and uses of CTLA4, arising out of the inventive contributions by one of the Michigan scientists.

      Repligen and Michigan filed a complaint against Bristol in the United States District Court for the Eastern District of Michigan (the "District Court") in August 2002 seeking a correction of inventorship. The suit asserts that Dr. Craig Thompson, the scientist from Michigan, made inventive contributions as part of a collaboration with Bristol scientists and is therefore a rightful inventor on patents issued to Bristol. The District Court found that Repligen and Michigan had not proven by clear, convincing, and corroborative evidence that Dr. Thompson is a sole or joint inventor of any of the patents in suit.

      In October 2003, we filed an appeal to the ruling of the District Court with the United States Court of Appeals for the Federal Circuit. Both Repligen and Bristol have submitted written briefs to the Federal Circuit and oral arguments have been scheduled for July 9, 2004. The Federal Circuit may decide to uphold the District Court's decision, overturn the District Court's decision or remand it back to the District Court for further consideration. Our failure to obtain ownership rights to these Bristol patents may restrict our ability to commercialize CTLA4-Ig. (Please see "Patents, Licenses and Proprietary Rights" for further information regarding our CTLA4 intellectual property, which is not the subject of this litigation.)

ImClone Systems Incorporated

      Repligen Corporation and The Massachusetts Institute of Technology ("MIT") have filed an action for patent infringement against ImClone Systems Incorporated for infringement of a U.S. Patent (the "Erbitux Patent") based on ImClone's manufacture and sale of the recently approved cancer drug Erbitux(R). The technology, which was developed and patented by MIT, covers certain genetic elements, DNA enhancers, that increase protein production in a mammalian cell. Repligen is the exclusive licensee of MIT for this patent. Repligen and MIT believe that Damon Biotech, a predecessor of Repligen, developed the cell line which is used to manufacture Erbitux(R) in 1990 for the National Cancer Institute and uses the technology which is the basis of the Erbitux Patent. Repligen and MIT have also filed an application for patent term extension for the Erbitux Patent, which if granted will extend the term of the patent to May 2009.

ChiRhoClin, Inc.

      In February 2004, we terminated the September 1999 Licensing Agreement with ChiRhoClin, our sole supplier of SecreFlo(TM), based on ChiRhoClin's failure to meet its obligations including, among others, an obligation to use best efforts to obtain FDA approval of secretin for post-ERCP pancreatitis. Repligen believes that, in accordance with the terms of the Licensing Agreement, ChiRhoClin is obligated to continue to supply product after the February 2004 termination and Repligen believes it has the right to recover certain payments made to ChiRhoClin, totaling approximately $5 million, from ChiRhoClin's share of royalties on sales of SecreFlo(TM) until such payments have been recovered.

      On April 9, 2004, Repligen filed an arbitration demand against ChiRhoClin with the American Arbitration Association in New York, New York. In this arbitration demand, we allege that ChiRhoClin breached several of its obligations under the September 1999 Licensing Agreement including failure to use best efforts to obtain various FDA approvals and to manufacture and supply SecreFlo(TM) in a timely manner. We also allege that ChiRhoClin's conduct constitutes unfair and deceptive business practices under Massachusetts law. On May 26, 2004, Repligen filed an amended arbitration demand, adding a claim of defamation based on certain statements that ChiRhoClin made to the FDA and in the press. We seek to recover approximately $5 million in payments made to ChiRhoClin and additional damages to be determined.

      On June 8, 2004, Repligen received a letter from ChiRhoClin disputing our February 2004 termination and indicated that due to alleged material breaches by us, ChiRhoClin terminated this Licensing Agreement. In accordance with its purported termination, ChiRhoClin has requested that Repligen stop marketing the product immediately, and we believe it is probable that ChiRhoClin will attempt to no longer supply us with this product. We believe that ChiRhoClin's allegations are without merit and intend to vigorously protect our rights.

Pro-Neuron, Inc.

      Repligen was named as a codefendant with the Regents of the University of California (the "Regents") in an action filed by Pro-Neuron, Inc. ("Pro-Neuron") on June 21, 2001 in the Superior Court of California, County of San Diego. The complaint alleged claims of breach of contract and breach of implied covenant of good faith and fair dealing against the Regents and intentional interference with contractual relations against Repligen in connection with the Regents' licensing to Repligen of certain rights to patent applications filed by the Regents. Pro-Neuron subsequently amended its complaint to allege misappropriation of trade secrets and unfair competition against Repligen and the Regents.

      On June 4, 2003, Repligen, the Regents and Pro-Neuron entered into a binding term sheet for settlement ("Settlement") under which the Pro-Neuron complaint will be dismissed upon execution of definitive agreements between the parties. Under the terms of the Settlement, Repligen will receive $750,000 upon execution of the definitive agreements in exchange for which Repligen and the Regents agreed to restructure the UCSD License Agreements to exclude the field of acylated pyrimidines, including triacetyluridine, which we sometimes refer to as RG2133. Repligen discontinued its clinical trial of RG2133 in mitochondrial disease and has the right to continue its clinical trials of RG2133 in bipolar disorder/major depression and purine autism for up to two years. Repligen will assign to Pro-Neuron any inventions from these trials, for which it has rights, involving the use of acylated pyrimidines, but will retain the rights to any inventions for all other chemical entities. As of May 31, 2004, the definitive agreements are under discussion between the parties.

      From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 2004.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASE OF EQUITY SECURITIES.

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

                      Fiscal Year 2004           Fiscal Year 2003
                      High         Low          High          Low
                   ---------------------------------------------------
First Quarter         $6.96       $3.91         $4.22         $2.10
Second Quarter        $8.47       $4.56         $2.95         $2.05
Third Quarter         $6.10       $3.84         $3.73         $2.25
Fourth Quarter        $4.58       $2.15         $5.00         $2.73

Stockholders and Dividends

      As of June 10, 2004 there were approximately 865 stockholders of record of our common stock. We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations and our proprietary drug development programs. Any future determination as to the payment of dividends will be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors deems relevant.

Recent Sales of Unregistered Securities

      On March 31, 2004, pursuant to a licensing agreement, Repligen issued 17,986 shares of Repligen common stock to the University of North Carolina ("UNC") and The Stanley Medical Research Institute ("Stanley"), in partial consideration for the assignment by UNC and Stanley to Repligen of a U.S. patent application claiming the use of secretin for treatment of certain behavioral disorders, including schizophrenia. There were no underwriters involved in the transaction. Based on representations from UNC and Stanley that each was acquiring the shares for investment purposes only, without a view to selling or distributing the shares, Repligen issued the shares without registration and effected the private placement in reliance of Rule 4(2) of the Securities Act of 1933.

Item 6.   SELECTED FINANCIAL DATA

      The following selected financial data are derived from the audited financial statements of Repligen as of and for the years ended March 31, 2004, 2003, 2002, 2001 and 2000. The financial statements for the years ended March 31, 2004 and 2003 have been audited by Ernst & Young LLP. The financial statements for the years ended 2000 through 2002 were audited by Arthur Andersen LLP, which has ceased operations. The selected financial data set forth below should be read in conjunction with our financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report and our report on Form 10-K for the years ended March 31, 2003, 2002, 2001 and 2000.

                                                                                     Years Ended March 31,
                                                              2004           2003            2002            2001            2000
                                                              ----           ----            ----            ----            ----
                                                                            (In thousands, except per share amounts)
Operating Statement Data:
Revenues
  Product revenue ..................................       $  6,843        $  7,743        $  4,302        $  2,084        $  2,041
  Licensing and research revenue ...................             71              29              --             171             863
                                                           --------        --------        --------        --------        --------

     Total revenue .................................          6,914           7,772           4,302           2,255           2,904

Cost of revenue ....................................          3,248           3,480           1,993           1,400           1,107
                                                           --------        --------        --------        --------        --------

     Gross margin ..................................          3,666           4,292           2,309             855           1,797

Operating expenses
  Research and development .........................          6,484           5,227           5,361           5,787           3,754
  Selling, general and administrative ..............          4,710           4,159           2,526           2,401           2,406

  Impairment of long term asset ....................          2,413              --              --              --              --
                                                           --------        --------        --------        --------        --------

     Total operating expenses ......................         13,607           9,386           7,887           8,188           6,160
                                                           --------        --------        --------        --------        --------

Loss from operations ...............................         (9,941)         (5,094)         (5,578)         (7,333)         (4,363)
                                                           --------        --------        --------        --------        --------

Investment income ..................................            390             557           1,117           2,054             547
                                                           --------        --------        --------        --------        --------

Net loss ...........................................       $ (9,551)       $ (4,537)       $ (4,461)       $ (5,279)       $ (3,816)
                                                           ========        ========        ========        ========        ========

Net loss per common share ..........................       $  (0.32)       $  (0.17)       $  (0.17)       $  (0.20)       $  (0.18)
                                                           ========        ========        ========        ========        ========
Weighted average common shares outstanding .........         29,686          26,813          26,640          26,548          21,538

                                                                                   As of March 31
                                                                                   (In thousands)
                                                     2004              2003              2002              2001              2000
                                                     ----              ----              ----              ----              ----
Balance Sheet Data:
Cash and marketable securities                    $  24,863         $  18,909         $  25,250         $  30,298         $  34,033
Working capital                                      13,684            15,602            20,577            24,398            34,473
Total assets                                         29,615            26,793            29,111            32,148            36,287
Accumulated deficit                                (154,507)         (144,956)         (140,419)         (135,959)         (130,680)
Stockholders' equity                                 27,164            24,550            26,445            30,891            35,090

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This annual report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this annual report on Form 10-K do not constitute guarantees of future performance. Investors are cautioned that statements in this annual report on Form 10-K that are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, potential impairment of future earnings, management's strategy, plans and objectives for future operations, clinical trials and results, litigation strategy, product research and development, R&D expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, the risks identified under the caption "Certain Factors That May Affect Future Results" and other risks detailed in this annual report on Form 10-K and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking information contained in this annual report on Form 10-K.

                                    Overview

      We are developing novel biological products for profound neuropsychiatric disorders and autoimmune diseases. Our therapeutic product candidates are secretin for schizophrenia and anxiety disorders, uridine for bipolar disorder and CTLA4-Ig and Protein A for autoimmune diseases. Each of these products represents a novel approach to therapy which may provide better outcomes for patients than existing drugs.

      Our business strategy is to maintain full commercial rights to our product candidates through "proof of principle" clinical studies after which we may seek corporate partners for further development and marketing. We partially fund the development of our proprietary therapeutic product candidates with the profits derived from the sales of our specialty pharmaceutical products. This will enable us to independently advance our product candidates while at the same time minimize our operating losses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The Securities and Exchange Commission requires that reporting companies discuss their most "critical accounting policies and estimates" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that "critical accounting policies and estimates" are those policies and estimates important to the portrayal of a company's financial condition and operating results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

      We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. The notes to the financial statements included in this report on Form 10-K include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Revenue Recognition

      We apply Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") to our revenue arrangements. We generate product revenues from the sale of our rProtein A products to customers in the pharmaceutical and process chromatography industries, and from the sale of SecreFlo(TM) to hospital-based gastroenterologists. In accordance with SAB No. 104, we recognize revenue related to product sales upon shipment of the product to the customer as long as there is persuasive evidence of a sale, the sales price is fixed or determinable and collection of the related receivable is probable.

      Additionally, during fiscal 2004 and 2003 we generated non-product revenues from sponsored research and development projects under a Small Business Innovation Research ("SBIR") Phase I grant. Research revenue is recognized as earned under cost plus fixed-fee contracts, or on a straight-line basis over the term of contract, which approximates when work is performed and costs are incurred. Research expenses in the accompanying statements of operations include funded and unfunded expenses.

Impairment Analysis of Long-lived Assets

      During 2002, under the terms of our September 1999 Licensing Agreement with ChiRhoClin, Inc. we made a milestone payment to ChiRhoClin that consisted of $1,250,000 in cash and 696,223 shares of our common stock. We have recorded the fair value of the shares issued, $2,576,025, and the cash paid of $1,250,000, as a long-term intangible asset. (See Note 3 of our consolidated financial statements for further discussion). Beginning in April 2002, we began to amortize this intangible asset to cost of revenue over the remaining term of the license, approximately seven years. In October 2002, we commenced commercial shipment of SecreFlo(TM), our synthetic version of the porcine hormone secretin. We amortized $510,130 and $510,132 during the years ended March 31, 2004 and 2003.

      At March 31, 2004, in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we performed an impairment analysis of this intangible asset in order to determine if an impairment loss existed and should be recognized. The impairment analysis consisted of an evaluation of the expected cash flows from the sale of SecreFlo(TM) over the term of the expected life of SecreFlo(TM) and also included various assumptions and estimates concerning selling price, cost and volume of unit sales. On June 8, 2004, we received a letter of termination from ChiRhoClin disputing our termination of the Licensing Agreement for SecreFlo(TM) and indicating that due to alleged material breaches by us, ChiRhoClin terminated the Licensing Agreement. In accordance with its purported termination, ChiRhoClin requested that we stop marketing the product immediately, and we believe it is probable that ChiRhoClin will attempt to no longer supply us with this product. Although it is our belief that ChiRhoClin is obligated to continue to supply product after our February 2004 termination, based on ChiRhoClin's notice of termination, we believe it is probable that sales of SecreFlo(TM) will be limited to current inventory on hand. Accordingly we have recorded an impairment charge of $2,413,244 in our results of operations for the year ended March 31, 2004. (For more information on our arbitration proceeding with ChiRhoClin, please see "Legal Proceedings.")

Use of Estimates

      We prepare our financial statements in accordance with accounting principles generally accepted in the United States. These principles require that we make estimates and use assumptions that affect the reporting of our assets and our liabilities as well as the disclosures that we make regarding assets and liabilities and income and expense that are contingent upon uncertain factors as of the reporting date. The actual payments, and thus our actual results, could differ from our estimates.

Results of Operations

Fiscal Year Ended March 31, 2004 Compared with Fiscal Year Ended March 31, 2003

      Total revenue

      Total revenue for the fiscal 2004 was $6,914,000 compared to $7,772,000 in fiscal 2003, a decrease of $858,000 or 11%. During fiscal year 2004, product sales of rProtein A decreased to $4,976,000 from sales of $6,738,000 in fiscal 2003. Sales of rProtein A were negatively impacted by manufacturing problems experienced by one of our significant customers and the timing of regulatory approvals received for monoclonal antibodies that use rProtein A in their manufacturing process. Sales of SecreFlo(TM) increased to $1,867,000 in fiscal 2004 from sales of $1,005,000 during fiscal 2003. We began selling SecreFlo(TM) during the second half of fiscal 2003.

      Our revenues are subject to significant quarterly fluctuations based on the timing of large-scale production orders of rProtein A.

      Cost of revenue

      Cost of revenue for fiscal 2004 and 2003 was approximately $3,248,000 and $3,480,000, respectively, reflecting a decrease of $232,000 or 7%. Gross profit in fiscal 2004 and 2003 was $3,666,000 or 53% and $4,292,000 or 55%,
respectively. This decrease in costs and decrease in gross profit is attributable to lower sales and change in product mix of rProtein A and SecreFlo(TM). Although we terminated our Licensing Agreement with our SecreFlo(TM) supplier in February 2004, royalty costs associated with sales of SecreFlo(TM) have been recorded in cost of revenue for all of fiscal 2004.

      Operating expenses

      Total operating expenses for fiscal 2004 and 2003 were approximately $13,607,000 and $9,386,000, respectively, an increase of $4,221,000 or 45%
during 2004.

      Research and development expenses for fiscal 2004 and 2003 were approximately $6,484,000 and $5,227,000, respectively, an increase of $1,257,000 or 24%. During fiscal 2004 research and development expenses included increased manufacturing costs of clinical materials of $331,000. Costs associated with the evaluation of our therapeutic candidates in clinical trials increased by $250,000 in fiscal 2004. Personnel and related costs increased $347,000 and licensing costs also increased $242,000, as we expanded our clinical development during fiscal 2004.

      Selling, general and administrative expenses (SG&A) for fiscal 2004 and 2003 were approximately $4,710,000 and $4,159,000 respectively, an increase of $551,000 or 13%. Costs for professional and administrative fees, including patent, legal and insurance premiums, increased $296,000 during fiscal 2004. In addition, marketing and distribution expenses increased $288,000 during fiscal 2004 as a result of a full year of sales of SecreFlo(TM) and the reimbursement of premarketing and launch expenses during fiscal 2003.

      During fiscal 2004, we recognized a non-cash charge associated with the termination of the SecreFlo(TM) license agreement. This charge records an impairment loss related to the license fee, included as a long term asset in the accompanying balance sheet of approximately $2,413,000, recognizing the potential loss of future sales of SecreFlo(TM) once current inventory is depleted.

      Investment income

      Investment income for fiscal 2004 and 2003 was approximately $390,000 and $557,000, respectively, a decrease of $167,000 or 30% in 2004. This decrease is attributable to lower interest rates during fiscal 2004 as compared to fiscal 2003. We expect interest income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Fiscal Year Ended March 31, 2003 Compared with Fiscal Year Ended March 31, 2002

      Total revenue

      Total revenue for the fiscal 2003 was $7,772,000 as compared to $4,302,000 in fiscal 2002, an increase of $3,470,000 or 81%. During fiscal year 2003 we commenced selling SecreFlo(TM), a diagnostic product that is marketed in the U.S. to hospital-based gastroenterologists. Sales of SecreFlo(TM) were $1,005,000 for the six months of sales during the year ended March 31, 2003. In addition, rProtein A sales increased to $6,738,000 for fiscal year 2003 from $4,302,000 in fiscal 2002. This increase in rProtein A sales is attributable to increased demand from value-added resellers who incorporate our rProtein A products into their proprietary antibody purification systems, which they sell to the biotechnology and pharmaceutical industry.

      Cost of revenue

      Cost of revenue for fiscal 2003 and 2002, was approximately $3,480,000 and $1,993,000, respectively, reflecting an increase of $1,487,000 or 75%. This increase is due primarily to increased costs associated with the increase in volume of product shipments and costs associated with the launch of SecreFlo(TM). Gross profit in fiscal 2003 and 2002 was $4,292,000 or 55% and $2,309,000 or 54%, respectively. This increase in gross profit is due primarily to a change from period to period in the mix of rProtein A product sales and the commencement of SecreFlo(TM) sales.

      Operating expenses

      Total operating expenses for fiscal 2003 and 2002 were approximately $9,386,000 and $7,887,000, respectively, an increase of $1,499,000 or 19% during 2003.

      Research and development expenses for fiscal 2003 and 2002 were approximately $5,227,000 and $5,361,000, respectively, a decrease of $134,000 or 2%. This decrease was largely attributable to a decrease in clinical material expenses of $1,128,000 partially offset by an increase in personnel costs of $262,000, external research expenses of $256,000 and clinical trial expenses of $435,000 incurred during fiscal 2003.

      Selling, general and administrative expenses (SG&A) for fiscal 2003 and 2002 were approximately $4,159,000 and $2,526,000, respectively, an increase of $1,633,000 or 65%. This increase is largely attributable to litigation expenses of $966,000 and increased personnel costs of $156,000. In addition, costs for professional and administrative fees, including recruiting, consulting, investor relations and insurance premiums, increased $337,000. We also incurred one time costs in fiscal 2003 associated with the move to our new facility of $107,000.

      Investment income

      Investment income for fiscal 2003 and 2002 was approximately $557,000 and $1,117,000, respectively, a decrease of $560,000 or 50% in 2003. This decrease is attributable to lower average funds available for investment and lower interest rates during fiscal 2003 as compared to fiscal 2002.

Liquidity and Capital Resources

      We have financed our operations primarily through sales of equity securities and revenues derived from product sales and government grants. Our revenue for the foreseeable future will be limited to our product revenue related to rProtein A and SecreFlo(TM). Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates will generate revenue and cash flows.

      We rely on a single supplier, ChiRhoClin, Inc., for our SecreFlo(TM) product. In February 2004, we terminated our Licensing Agreement with ChiRhoClin for breach. We believe we have the right, in accordance with the terms of the Licensing Agreement, to recover certain payments made to ChiRhoClin, totaling approximately $5 million, from ChiRhoClin's share of royalties on sales of SecreFlo(TM) and that ChiRhoClin is obligated to continue to supply SecreFlo(TM) and that we retain the right to sell SecreFlo(TM) until such payments have been recovered. If this supplier is unwilling or unable to supply product as a result, our revenues and future cash flows will be negatively impacted offset by a decrease in costs associated with this product. (For more information about the arbitration proceeding regarding SecreFlo(TM), please see "Legal Proceedings.")

      At March 31, 2004 we had cash and marketable securities of $24,863,000 compared to $18,909,000, at March 31, 2003. Our operating activities in 2004 used cash of approximately $5,718,000, consisting of the net loss from operations for the year of $9,551,000, a decrease in accounts payable of $254,000 and an increase in accounts receivable of $50,000. These uses of cash were offset by non-cash charges of $887,000 for depreciation and amortization, an impairment charge of $2,413,000 and $185,000 associated with issuance of warrants, common stock and stock options. In addition, uses of cash included a decrease in inventory of $11,000, a decrease in prepaid expenses of $194,000 and an increase in accrued expenses of $462,000. During fiscal 2004, we purchased $308,000 of capital equipment, consisting of equipment and leasehold improvements.

      On May 1, 2003, we issued and sold 2,500,000 shares of our common stock to The Riverview Group, LLC for an aggregate consideration of $12,500,000. Repligen received net proceeds of approximately $11.8 million after deducting the expenses of the transaction. These proceeds will be used to continue the development of our proprietary product programs.

      We plan to continue to invest in key research and development activities. We expect to continue to incur operating losses for the immediate future. We expect to incur a similar level of expenses in fiscal 2005 as those incurred in fiscal 2004, net of the impairment charge of $2,413,000 recorded in fiscal 2004. Our future capital requirements include, but are not limited to, continued investment in our research and development programs, capital expenditures primarily associated with purchases of equipment and continued investment in our intellectual property estate. During fiscal 2004 42% of our research and development expenses were outsourced to third parties. The outsourcing of such services provides us flexibility to discontinue or increase spending depending on the success of our research and development programs. While we are generally able to forecast our overall spending, we are unable to predict with certainty costs associated with our existing legal proceedings.

Off-Balance Sheet Arrangements

      We do not have any special purpose entities or off-balance sheet financing arrangements.

      As of March 31, 2004, we had the following fixed obligations and commitments:

                                                               Payments Due By Period
                                                     Less than                                      More than
                                           Total      1 Year        1-3 Years        4-5 Years       5 Years
                                           -----      ------        ---------        ---------       -------
                                                                 (In thousands)
Operating lease obligations               $3,166       $394           $  780           $  814         $1,178
Purchase obligations                         135        135               --               --             --
Contractual obligations                      694        186              241              227             40
                                          ------------------------------------------------------------------
Total                                     $3,995       $715           $1,021           $1,041         $1,218

      Our future capital requirements will depend on many factors, including the following:

            o     the success of our clinical studies;

            o the scope of and progress made in our research and development activities;

            o     the success of any proposed financing efforts; and

            o the ability to sustain sales of our specialty pharmaceutical products.

      We believe that we have sufficient resources to satisfy our working capital and capital expenditure requirements for the next twenty-four months. Should we need to secure additional financing to meet our future liquidity requirements, we may not be able to secure such financing, or obtain such financing on favorable terms because of the volatile nature of the biotechnology marketplace.

      At March 31, 2004, we had net operating loss carryforwards of approximately $129,180,000 and research and development credit carryforwards of approximately $7,010,000 to reduce future federal income taxes, if any. The net operating loss and tax credit carryforwards will expire at various dates, beginning in 2005, if not used. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

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

      As of March 31, 2004, we did not have any debt arrangements that were not reflected in our balance sheet.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Repligen engaged the services of Ernst & Young LLP as its new independent auditors to replace Arthur Andersen LLP, effective June 12, 2002. For additional information, see Repligen's Current Report on Form 8-K filed June 19, 2002 (as amended by the Form 8-K/A filed on June 28, 2002).

Item 9A. CONTROLS AND PROCEDURES

      Evaluation of disclosure controls and procedures. As of March 31, 2004, Repligen, under the supervision and with the participation of Repligen's management, including Walter C. Herlihy, Repligen's Chief Executive Officer and President (Principal executive, accounting, and financial officer), evaluated the effectiveness of Repligen's disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, Repligen's Chief Executive Officer and President (Principal executive, accounting, and financial officer) concluded that, as of March 31, 2004, Repligen's disclosure controls and procedures are effective in ensuring that material information relating to Repligen required to be disclosed by Repligen in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to Repligen's management, including Repligen's Chief Executive Officer and President (Principal executive, accounting, and financial officer), as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in Repligen's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Repligen's internal control over financial reporting.

Item 9B. OTHER INFORMATION

      The Company's policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and employees to enter into trading plans in accordance with Rule 10B5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that each of the following officers has entered into a trading plan during the fourth quarter of fiscal 2004 in accordance with Rule 10b5-1 and the Company's policy governing transactions in its securities: Walter Herlihy, President and CEO, James Rusche, Senior Vice President and Barbara Burnim Day, Vice President. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

                                    PART III

      Pursuant to General Instructions G (3) to Form 10-K, the information required for Part III, Items 10, 11,12, 13 and 14, is incorporated herein by reference from the Company's proxy statement for the Annual Meeting of Stockholders to be held on September 21, 2004.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      The following documents are filed as part of this Annual Report on Form 10-K:

(a) (1) Financial Statements:

      The consolidated financial statements required by this item are submitted in a separate section beginning on page F-2 of this Report, as follows:

                                                                           Page
--------------------------------------------------------------------------------
Report of Independent Auditors...........................................   F-2
Consolidated Balance Sheets as of March 31, 2004 and 2003................   F-4
Consolidated Statements of Operations for the Years Ended
March 31, 2004, 2003 and 2002............................................   F-5
Consolidated  Statements of Stockholders' Equity for the
Years Ended March 31, 2004, 2003 and 2002 ...............................   F-6
Consolidated Statements of Cash Flows for the Years Ended
March 31, 2004, 2003 and 2002 ...........................................   F-7
Notes to Consolidated Financial Statements...............................   F-8

(a) (2) Financial Statement Schedules:

      None

(a) (3) Exhibits:

      The Exhibits which are filed as part of this Annual Report or which are incorporated by reference are set forth in the Exhibit Index hereto.

(b) Reports on Form 8-K:

      On January 5, 2004, we filed a current report on Form 8-K (including items 5 and 7) reporting the results of our Phase III clinical trial for secretin in autism.

      On February 12, 2004, we filed a current report on Form 8-K furnishing our third quarter and fiscal year earnings for the fiscal year ended March 31, 2004 on Item 12.

                                  EXHIBIT INDEX

Exhibit Number    Document Description
--------------    --------------------

3.1 Restated Certificate of Incorporation dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 4.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2 Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of
                  Exhibit 1 to Repligen Corporation's Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference).

3.3 By-laws (filed as Exhibit 3.2 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

4.1 Specimen Stock Certificate filed as Exhibit 4.1 to Repligen Corporation's annual report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) 4.2 Form of Warrant Agreement (filed as Exhibit 4.1 to Repligen Corporation's Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

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

4.5* The Amended 1992 Repligen Corporation Stock Option Plan, as amended (filed as Exhibit 4.2 to Repligen Corporation's Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.6 Rights Agreement, dated as of March 3, 2003, between Repligen Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to Repligen Corporation's Form 8-K filed March 4, 2003 and incorporated herein by reference).

4.7               Common Stock Purchase Warrant dated June 25, 2003 (filed as
                  Exhibit 4.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.8* The Amended and Restated 2001 Repligen Corporation Stock Option Plan, adopted by the Stockholders on September 10, 2003 (filed as Appendix B to Repligen Corporation's Definitive Proxy Statement on Schedule 14A dated July 22, 2003 and incorporated herein by reference).

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

#10.9 Licensing Agreement dated as of October 1, 1999 by and between ChiRhoClin, Inc. and Repligen Corporation (filed as Exhibit
                  10.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference).

#10.10 License Agreement dated as of July 24, 2000 with University of Michigan (filed as Exhibit 10.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.11 Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed as
                  Exhibit 10.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference).

23.1+             Consent of Ernst & Young LLP.

23.2+             Notice regarding Consent of Arthur Andersen LLP

24.1+             Power of Attorney (included on signature page)

31.1+             Rule 13a-14(a)/15d-14(a) Certification

32.1.+ Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
#     Confidential treatment obtained as to certain portions.

*     Management contract or compensatory plan or arrangement

+     Filed herewith.

The exhibits listed above are not contained in the copy of the annual report on Form 10-K distributed to stockholders. Upon the request of any stockholder entitled to vote at the 2004 annual meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 41 Seyon Street, Waltham, MA 02453.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      REPLIGEN CORPORATION


                                      By:  /s/ Walter C. Herlihy
                                           -------------------------------------
                                           Walter C. Herlihy
                                           Chief Executive Officer and President
                                           (Principal executive, accounting, and
                                           financial officer)
                                           Date: June 14, 2004

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

Signature                          Title                                             Date
---------                          -----                                             ----
/s/ Alexander Rich                 Co-Chairman of the Board of Directors            June 14, 2004
-------------------------
Alexander Rich, M.D.

/s/ Paul Schimmel                  Co-Chairman of the Board of Directors            June 14, 2004
-------------------------
Paul Schimmel, Ph.D.

/s/ Walter Herlihy                 President, Chief Executive                       June 14, 2004
-------------------------          Officer and Director
Walter C. Herlihy                  (Principal executive, accounting, and
                                   financial officer)

/s/ Robert J. Hennessey            Director                                         June 14, 2004
-------------------------
Robert J. Hennessey

/s/ G. William Miller              Director                                         June 14, 2004
-------------------------
G. William Miller

/s/ Thomas F. Ryan, Jr.            Director                                         June 14, 2004
-------------------------
Thomas F. Ryan, Jr.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                Page
                                                                                                ----
Report of Independent Auditors ..................................................................F-2

Balance Sheets as of March 31, 2004 and 2003  ...................................................F-4

Statements of Operations for the Years Ended March 31, 2004, 2003 and 2002.......................F-5

Statements of Stockholders' Equity for the Years Ended March 31, 2004, 2003 and 2002.............F-6

Statements of Cash Flows for the Years Ended March 31, 2004, 2003 and 2002.......................F-7

Notes to Financial Statements ...................................................................F-8

                   REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Repligen Corporation

      We have audited the accompanying balance sheets of Repligen Corporation as of March 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Repligen Corporation as of March 31, 2002 and for the year then ended were audited by other auditors who have ceased operations and whose report dated May 13, 2002, expressed an unqualified opinion on those statements.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repligen Corporation as of March 31, 2004 and 2003, and the results of its operations, stockholders' equity, and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.


                                                   /s/ ERNST & YOUNG LLP

Boston, Massachusetts
May 27, 2004,
Except for
Note 12, as to which the date is June 8, 2004

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


                                                         /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
May 13, 2002

                              REPLIGEN CORPORATION
                                 BALANCE SHEETS

                                                                                                     As of March 31,
                                                                                                2004                  2003
                                                                                            -------------         -------------
Assets
Current assets:
   Cash and cash equivalents ...........................................................    $   3,958,677         $   6,108,004
   Marketable securities ...............................................................        9,996,070             9,417,224
   Accounts receivable, less reserves of $35,000 and $50,000 in 2004 and
     2003, respectively ................................................................          972,249               907,501
   Inventories .........................................................................          879,381               889,924
   Prepaid expenses and other current assets ...........................................          328,229               522,569
                                                                                            -------------         -------------
       Total current assets ............................................................       16,134,606            17,845,222
                                                                                            -------------         -------------
Property, plant and equipment, at cost:
   Leasehold improvements ..............................................................        2,311,982             2,112,005
   Equipment ...........................................................................        1,356,915             1,264,293
   Furniture and fixtures ..............................................................          200,339               185,165
                                                                                            -------------         -------------
                                                                                                3,869,236             3,561,463
       Less - accumulated depreciation and amortization ................................       (1,689,625)           (1,313,050)
                                                                                            -------------         -------------
                                                                                                2,179,611             2,248,413
                                                                                            -------------         -------------
Long-term marketable securities ........................................................       10,708,133             3,183,727
Restricted cash ........................................................................          200,000               200,000
Other assets, net (Note 3) .............................................................          392,520             3,315,894
                                                                                            -------------         -------------
Total assets ...........................................................................    $  29,614,870         $  26,793,256
                                                                                            =============         =============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ....................................................................    $     714,291         $     968,551
   Accrued expenses ....................................................................        1,736,576             1,274,837
                                                                                            -------------         -------------
       Total current liabilities .......................................................        2,450,867             2,243,388
                                                                                            -------------         -------------
Commitments and contingencies (Notes 6, 10)

Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares
   issued or outstanding ...............................................................               --                    --
Common stock, $0.01 par value, 40,000,000 shares authorized, 30,036,085 and 27,338,973 shares issued and outstanding, in 2004 and 2003,
   respectively ........................................................................          300,361               273,390
Additional paid-in capital .............................................................      181,394,602           169,232,975
Deferred compensation ..................................................................          (23,603)                   --
Accumulated deficit ....................................................................     (154,507,357)         (144,956,497)
                                                                                            -------------         -------------
       Total stockholders' equity ......................................................       27,164,003            24,549,868
                                                                                            -------------         -------------
Total liabilities and stockholders' equity .............................................    $  29,614,870         $  26,793,256
                                                                                            =============         =============

                             See accompanying notes.

                              REPLIGEN CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                          Years Ended March 31,
                                                              2004                2003                2002
                                                          ------------        ------------        ------------
Revenue:
     Product revenue ..................................   $  6,843,366        $  7,742,667        $  4,301,565
     Research revenue .................................         70,975              29,114                  --
                                                          ------------        ------------        ------------
          Total revenue ...............................      6,914,341           7,771,781           4,301,565
     Cost of revenue ..................................      3,248,377           3,480,441           1,992,734
                                                          ------------        ------------        ------------
          Gross profit ................................      3,665,964           4,291,340           2,308,831

Operating expenses:
     Research and development .........................      6,483,925           5,226,524           5,360,720
     Selling, general and administrative ..............      4,709,703           4,159,220           2,525,827
     Impairment of long lived asset ...................      2,413,244                  --                  --
                                                          ------------        ------------        ------------
          Total operating expenses ....................     13,606,872           9,385,744           7,886,547
                                                          ------------        ------------        ------------

     Loss from operations .............................     (9,940,908)         (5,094,404)         (5,577,716)

Investment income .....................................        390,048             557,332           1,117,099
                                                          ------------        ------------        ------------
Net loss ..............................................   $ (9,550,860)       $ (4,537,072)       $ (4,460,617)
                                                          ============        ============        ============

Basic and diluted net loss per share ..................   $       (.32)       $      (0.17)       $      (0.17)
                                                          ============        ============        ============

Basic and diluted weighted average shares
   outstanding ........................................     29,686,373          26,812,981          26,639,525
                                                          ============        ============        ============

                             See accompanying notes.

                              REPLIGEN CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Common
                                             Stock
                                           Number of                 Additional        Deferred       Accumulated      Stockholders'
                                             Shares       Amount   Paid-in Capital   Compensation       Deficit           Equity
                                             ------       ------   ---------------   ------------       -------           ------
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001 .............    26,628,950    $266,289    $166,583,684    $        --     $(135,958,808)    $ 30,891,165
-----------------------------------------------------------------------------------------------------------------------------------
Exercise of stock options .............        13,800         138          13,970                               --           14,108
Net loss ..............................            --          --              --                       (4,460,617)      (4,460,617)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002 .............    26,642,750     266,427     166,597,654             --      (140,419,425)      26,444,656
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock
   for payment of license .............       696,223       6,963       2,569,063             --                --        2,576,026

Compensation expense
   related to issuance of
   stock options ......................            --          --          66,258             --                --           66,258
Net loss ..............................            --          --              --             --        (4,537,072)      (4,537,072)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2003 .............    27,338,973     273,390     169,232,975             --      (144,956,497)      24,549,868
-----------------------------------------------------------------------------------------------------------------------------------
Sale of common stock, net
   of issuance costs of
   $674,965 ...........................     2,500,000      25,000      11,800,035             --                --       11,825,035

Issuance of common stock
   for payment of license .............        17,986         180          49,820             --                --           50,000

Issuance of warrants ..................            --          --          52,300             --                             52,300

Exercise of stock options
   and warrants .......................       179,126       1,791         153,241             --                --          155,032

Recording of deferred
   compensation related to
   stock options granted
   to employees and
   non-employees ......................            --          --         106,231       (106,231)               --               --

Amortization of deferred
   compensation .......................            --          --              --         82,628                --           82,628
Net loss ..............................            --          --              --             --        (9,550,860)      (9,550,860)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2004 .............    30,036,085    $300,361    $181,394,602    $(   23,603)    $(154,507,357)    $ 27,164,003
-----------------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

                              REPLIGEN CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                             Years Ended March 31,
                                                                               2004                  2003                  2002
                                                                           ------------          ------------          ------------
Cash flows from operating activities:
   Net loss ......................................................         $ (9,550,860)         $ (4,537,072)         $ (4,460,617)
   Adjustments to reconcile net loss to net cash
     used in operating activities --
       Issuance of common stock for license ......................               50,000                    --                    --
       Depreciation and amortization .............................              886,705               802,228               257,537
       Impairment of long lived asset ............................            2,413,244                    --                    --
       Common stock warrants issued for payment
         for services ............................................               52,300                    --                    --
       Stock based compensation expense ..........................               82,628                66,258                    --
       Bad debt reserve ..........................................              (15,000)               25,000                    --
   Changes in assets and liabilities:
       Accounts receivable .......................................              (49,748)              (66,640)             (422,101)
       Inventories ...............................................               10,543                26,167              (281,368)
       Prepaid expenses and other current assets .................              194,340                99,740              (352,057)
       Other assets ..............................................                   --            (1,250,000)               56,882
       Accounts payable ..........................................             (254,260)             (439,404)               19,306
       Accrued expenses ..........................................              461,739                16,033               428,246
                                                                           ------------          ------------          ------------
         Net cash used in operating activities ...................           (5,718,369)           (5,257,690)           (4,754,172)
                                                                           ------------          ------------          ------------
Cash flows from investing activities:
       Purchases of marketable securities ........................          (20,960,151)           (8,329,507)          (22,801,063)
       Redemptions of marketable securities ......................           12,856,899            11,782,578            20,881,667
       Decrease/(increase) in restricted cash ....................                   --               300,000              (500,000)
       Purchases of property, plant and equipment ................             (307,773)           (1,083,571)             (307,971)
                                                                           ------------          ------------          ------------
         Net cash provided by (used in) investing
            activities ...........................................           (8,411,025)            2,669,500            (2,727,367)
                                                                           ------------          ------------          ------------
Cash flows from financing activities:
       Proceeds from issuance of common stock ....................           11,825,035                    --                    --
       Exercise of stock options .................................              155,032                    --                14,108
                                                                           ------------          ------------          ------------

         Net cash provided by financing activities ...............           11,980,067                    --                14,108
                                                                           ------------          ------------          ------------
Net decrease in cash and cash equivalents ........................           (2,149,327)           (2,588,190)           (7,467,431)

Cash, beginning of year ..........................................            6,108,004             8,696,194            16,163,625
                                                                           ------------          ------------          ------------
Cash, end of year ................................................         $  3,958,677          $  6,108,004          $  8,696,194
                                                                           ============          ============          ============
Supplemental disclosure of noncash activities:

Common stock issued for payment of license .......................         $         --          $  2,576,025          $         --
Purchases of leasehold improvements ..............................         $         --          $         --          $    962,383
Recording of deferred compensation ...............................         $    106,231          $         --          $         --

                             See accompanying notes.

                              REPLIGEN CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.    Organization and Nature of Business

      Repligen Corporation ("Repligen" or "Company") is developing novel biological products for profound neuropsychiatric disorders and autoimmune diseases. Repligen's therapeutic product candidates are secretin for schizophrenia and anxiety disorders, uridine for bipolar disorder, and CTLA4-Ig and Protein A for autoimmune diseases. Each of these products represents a novel approach to therapy which may provide better outcomes for patients than existing drugs.

      Repligen's business strategy is to maintain full commercial rights to its product candidates through "proof of principle" clinical studies after which Repligen may seek corporate partners for development and marketing. The Company partially funds the development of its proprietary therapeutic products with the profits derived from the sales of its specialty pharmaceutical products: rProtein A and SecreFlo(TM). This will enable the Company to independently advance its product candidates while at the same time minimizing its operating losses.

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

2.    Summary of Significant Accounting Policies

Use of Estimates

      The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

      The Company has reclassified certain prior-year information to conform to the current year's presentation.

Revenue Recognition

      The Company applies Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") to its revenue arrangements. The Company generates product revenues from the sale of its Protein A products to customers in the pharmaceutical and process chromatography industries, and from the sale of SecreFlo(TM) to hospital-based gastroenterologists. In accordance with SAB No. 104, the Company recognizes revenue related to product sales upon shipment of the product to the customer as long as there is persuasive evidence of a sale, the price is fixed or determinable and collection of the related receivable is probable.

      Additionally, during fiscal 2004 and 2003 the Company generated non-product revenues from sponsored research and development projects under a Small Business Innovation Research ("SBIR") Phase I grant. Research revenue is recognized as earned under cost plus fixed-fee contracts, or on a straight-line basis over the term of contract, which approximates when work is performed and costs are incurred. Research expenses in the accompanying statements of operations include funded and unfunded expenses.

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

Cash & Marketable Securities

      The Company applies SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 2004, all of the Company's cash equivalents and marketable securities are classified as held-to-maturity investments as the Company has the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year. Cash and marketable securities consist of the following at March 31, 2004 and 2003:

                                                                                          Unrealized Holding Gain (Loss)
                                                                As of March 31,               Years Ended March 31,
                                                         -----------------------------    ------------------------------
                                                            2004               2003            2004           2003
                                                         -----------        ----------        -------        -------
Cash and cash equivalents ..........................     $ 3,958,677        $6,108,004             --             --
                                                         -----------        ----------        -------        -------
Marketable securities

U.S. Government and agency securities ..............       1,522,371           715,459          5,054            252
Corporate and other debt securities ................       8,473,699         8,701,765          1,763         23,774
                                                         -----------        ----------        -------        -------
(Average of remaining maturity of
   approximately 5 months at March 31, 2004) .......     $ 9,996,070        $9,417,224        $ 6,817        $24,026
                                                         ===========        ==========        =======        =======
Long-term marketable securities
U.S. Government and agency securities ..............     $ 3,560,532        $1,101,264        $ 8,928        $ 2,598
Corporate and other debt securities ................       7,147,601         2,082,463         32,178          3,628
                                                         -----------        ----------        -------        -------
(Average of remaining maturity of
   approximately 16 months at March 31, 2004)  .....     $10,708,133        $3,183,727        $41,106        $ 6,226
                                                         ===========        ==========        =======        =======

      Restricted cash of $200,000 is related to the Company's facility lease obligation. (See Note 6.)

Fair Value of Financial Instruments

      The carrying amounts of the Company's financial instruments which represent cash, marketable securities, accounts receivable and accounts payable generally approximate fair value due to the short-term nature of these instruments.

Concentrations of Credit Risk and Significant Customers

      Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. The Company's cash equivalents and marketable securities are invested in financial instruments with high credit ratings. At March 31, 2004, the Company has no items such as those associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

      Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. The Company maintains reserves for the potential write-off of accounts receivable. To date, the Company has not written off any significant accounts. To control credit risk, the Company performs regular credit evaluations of its customers' financial condition.

      Revenue from significant customers as a percentage of the Company's total revenue is as follows:

                                                                      Years Ended March 31,
                                                                  2004        2003        2002
                                                                  ----        ----        ----
                 Customer A.................................       43%         43%         56%
                 Customer B.................................       11%          *%         --
                 Customer C ................................        *%         23%         23%

* Did not represent a significant percentage of total revenue at March 31, 2004.

      Significant accounts receivable balances as a percentage of the Company's total trade accounts receivable balances are as follows:

                                                                             As of March 31,
                                                                           2004          2003
                                                                           ----          ----
                 Customer A.........................................        59%           65%
                 Customer B.........................................         *%           10%

* Did not represent a significant percentage of total trade accounts receivable at March 31, 2004.

Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories at March 31, 2004 and 2003 consist of the following:

                                                                             As of March 31,
                                                                         2004               2003
                                                                      ----------        -----------
                 Raw materials..................................      $   85,334        $   114,130
                 Work-in process................................         213,752            303,631
                 Finished goods.................................         580,295            472,163
                                                                      ----------        -----------
                      Total.....................................      $  879,381        $   889,924
                                                                      ==========        ===========

Depreciation and Amortization

      Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the asset as follows:

                         Description                              Estimated Useful Life
                         -----------                              ---------------------
            Leasehold improvements                 Shorter of term of the lease or estimated useful life
            Equipment                              3-5 years
            Furniture and fixtures                 5 years

      The Company recorded depreciation expense and amortization of $376,575, $292,096 and $257,537 in 2004, 2003 and 2002, respectively.

Earnings Per Share

      The Company applies SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and warrants, is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for 2004, 2003 and 2002 do not include the potential common shares from warrants and stock options because to do so would have been antidilutive.

Accordingly, basic and diluted net loss per share is the same. The number of potential common shares excluded from the calculation of diluted earnings per share during the years ended March 31, 2004, 2003 and 2002 was 2,305,746, 2,344,996, and 2,106,846, shares, respectively.

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

      The following table represents the Company's revenue by geographic area (based on the location of the customer):

                                                          Year Ended March 31,
                                              2004                 2003                2002
                                             -----                -----               -----
             Europe..........                   48%                  53%                 63%
             United States...                   50%                  46%                 35%
             Other...........                    2%                   1%                  2%
                                             -----                -----               -----
                      Total..                  100%                 100%                100%
                                             =====                =====               =====

      As of March 31, 2004 and 2003, all of the Company's assets are located in the United States.

Stock Based Compensation

      The Company accounts for its stock-based compensation under SFAS No. 123 "Accounting for Stock-Based Compensation." The Company continues to apply APB No. 25 for employee stock options awards and elected the disclosure-only alternative for the same under SFAS No. 123. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure, and amendment of FASB Statement No. 123." SFAS 148 requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used to report results.

      The Company has computed the pro forma disclosures required under SFAS Nos. 123 and 148 for all stock options granted to employees using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The assumptions used and the weighted average information for the years ended March 31, 2004, 2003 and 2002 are as follows:


                                                                               Years Ended March 31,
                                                                    2004               2003               2002
                                                                 ----------         ----------         ----------
Risk-free interest rates...............................          1.31%-3.84%        1.16%-5.02%        4.31%-5.06%
Expected dividend yield................................              --                 --                 --
Expected lives.........................................            7 years            7 years            7 years
Expected volatility....................................              90%                91%               101%
Weighted average grant date fair value of options
   granted during the period...........................             $4.75              $2.57              $2.21
Weighted average remaining contractual life of options
   outstanding.........................................           5.4 years          5.9 years          6.1 years

      If compensation expense for the Company's stock option plans had been determined consistent with SFAS No. 123, the pro forma net loss and net loss per share would have been as follows:

                                                                                     Years Ended March 31,
                                                                         2004                 2003                 2002
                                                                     ------------          -----------          -----------
Net loss as reported .............................................   $ (9,550,860)         $(4,537,072)         $(4,460,617)
Add: Stock-based employee compensation expense
   included in reported net loss .................................         79,523               66,258                   --

Deduct: Stock-based employee compensation expense
   determined under fair value based method for all
   employee awards ...............................................     (1,010,952)            (687,908)            (745,797)
                                                                     ------------          -----------          -----------
Pro forma net loss ...............................................   $(10,482,289)         $(5,158,722)         $(5,206,414)
                                                                     ============          ===========          ===========
Basic and diluted net loss per share:
As reported ......................................................   $       (.32)         $      (.17)         $      (.17)
Pro forma ........................................................   $       (.35)         $      (.19)         $      (.20)

3.    Long-Lived Assets

      In October 1999, Repligen licensed exclusive commercial rights to a diagnostic product based on a synthetic form of porcine (pig-derived) secretin from ChiRhoClin, Inc. This product, SecreFlo(TM), is approved by the FDA for diagnosing chronic pancreatitis, gastrinoma (a form of cancer) and as an aid during endoscopic retrograde cholangiopancreatography ("ERCP"), a gastrointestinal procedure. Under the terms of its licensing agreement, upon approval by the FDA, Repligen made a milestone payment during April 2002 of $1,250,000 in cash. The Company also issued 696,223 shares of its unregistered common stock to ChiRhoClin in October 2002 related to the same milestone. During the quarter ended June 30, 2002, the Company recorded the fair value of these shares, $2,576,025, and the cash of $1,250,000, as a long-lived intangible asset. Beginning in April 2002, this amount will be amortized to cost of revenue over the expected life of SecreFlo(TM), approximately seven years. The Company amortized $510,130 and $510,132 for the years ended March 31, 2004 and 2003 respectively. (See Note 12.)

4.    Income Taxes

      The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." At March 31, 2004, the Company had net operating loss carryforwards for income tax purposes of approximately $129,180,000. The Company also had available tax credit carryforwards of approximately $7,010,000 at March 31, 2004 to reduce future federal income taxes, if any. The net operating loss and tax credit carryforwards will expire at various dates, beginning in 2005. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

Deferred tax assets consist of the following:          As of March 31,
                                                   2004                2003
                                               ------------        ------------
Temporary differences ..................       $  5,730,000        $  6,216,000
Operating loss carryforwards ...........         51,680,000          48,975,000
Tax credit carryforwards ...............          7,010,000           7,161,000
                                               ------------        ------------
                                                 64,420,000          62,352,000
Valuation allowance ....................        (64,420,000)        (62,352,000)
                                               ------------        ------------
                                               $         --        $         --
                                               ============        ============

      A full valuation allowance has been provided, as it is uncertain if the Company will realize its deferred tax assets.

5.    Stockholders' Equity

      (a)   Common Stock & Warrants

      On March 1, 2004, pursuant to a licensing agreement, Repligen issued 17,986 shares of Repligen common stock to the University of North Carolina ("UNC") and The Stanley Medical Research Institute ("Stanley"), in partial consideration for the assignment by UNC and Stanley to Repligen of a U.S. patent application claiming the use of secretin for treatment of certain behavioral disorders, including schizophrenia.

      On June 25, 2003, Repligen engaged Rodman & Renshaw, Inc. ("Rodman") as a non-exclusive financial adviser until May 31, 2004. In exchange and as consideration for Rodman's financial services, Repligen issued a warrant to purchase up to an aggregate of 25,000 shares of common stock. Each warrant is exercisable at $5.31 per share at any time prior to June 2005. The Company recorded the value of these warrants, as determined using Black-Scholes option pricing model as selling, general and administrative expense. As of March 31, 2004, these warrants remain outstanding.

      On May 1, 2003, Repligen issued and sold 2,500,000 shares of common stock to The Riverview Group, LLC for an aggregate consideration of $12,500,000. Repligen received net proceeds of approximately $11.8 million after deducting the costs of the transaction.

      On October 4, 2002, Repligen Corporation issued 696,223 shares of common stock to ChiRhoClin, Inc. ("ChiRhoClin") in connection with the FDA's approval of SecreFlo(TM), its secretin for injection product. The issuance of the shares was a milestone payment in consideration of ChiRhoClin's success in obtaining FDA approval to market secretin for injection. In 1999, Repligen entered into a Licensing Agreement with ChiRhoClin for exclusive commercial rights to two diagnostic products based on synthetic forms of secretin.

      On March 9, 2000, Repligen sold an aggregate of 2,598,927 shares of common stock to investors at $8.625 per share for an aggregate consideration of $22.4 million in a private placement. Repligen engaged Paramount Capital, Inc. ("Paramount") to act as placement agent for this transaction. For this transaction, Repligen paid Paramount approximately $1.57 million for its services, plus related transactional expenses, and issued to Paramount warrants to purchase up to 129,946 shares of common stock at $9.49 per share, exercisable through March 2005. As of March 31, 2004, this warrant remains outstanding.

      In connection with a financial advisory agreement in May 2000, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock. Each warrant is exercisable at $2.75 per share at any time prior to July 15, 2004. As of March 31, 2004, these warrants remain outstanding.

      At March 31, 2004, common stock reserved for issuance is as follows:

      Reserved for                                                      Shares
      Incentive and nonqualified stock option plans                  3,139,409
      Warrants granted for payment of services                         254,946
                                                                     ---------
                                                                     3,394,355
                                                                     =========

      (b)   Stock Options

      The Company's 2001 stock option plan authorizes the grant of either incentive stock options or nonqualified stock options. Incentive stock options are granted to employees at the fair market value at the date of grant. Nonqualified stock options are granted to employees or nonemployees. The options generally vest over four or five years and expire no more than 10 years from the date of grant. As of March 31, 2004, the Company had 1,088,609 options available for future grant.

      A summary of stock option activity under the 2001 stock option plan is as follows:

                                                                  Years Ended March 31,
                                       2004       Weighted                  2003      Weighted                    2002     Weighted
                                     Range of     Average                 Range of     Average                  Range of    Average
                         Number      Exercise    Price per  Number of     Exercise    Price per   Number of     Exercise   Price per
                       of Shares      Prices       Share     Shares        Prices       Share       Shares       Prices      Share
                       ---------    ----------   ---------  ---------   ------------  ---------   ---------    ----------  ---------
Outstanding at
   beginning of
   period..........    1,940,050    $.01-$8.56     $2.55    1,701,900   $ .50-$12.45    $2.64     1,479,441    $.50-$12.45   $2.64
Granted............      347,500    $.01-$7.56      5.68      281,650   $  .01-$3.47     2.88       276,900    $2.35-$2.60    2.60
Exercised..........     (101,410)   $.01-$3.24      1.53           --             --       --       (13,800)   $ .50-$1.53    1.01
Cancelled..........     (135,340)   $.01-$8.56      4.22      (43,500)  $2.29-$12.45     8.36       (40,641)   $1.03-$7.19    2.62
                       ---------                   -----    ---------                   -----     ---------                  -----
Outstanding at end
   of period.......    2,050,800    $.01-$8.56     $3.01    1,940,050   $  .01-$8.56    $2.55     1,701,900    $.50-$12.45   $2.64
                       ---------                   -----    ---------                   -----     ---------                  -----
Exercisable at end
   of period.......    1,373,200    $.50-$8.56     $2.19    1,360,130   $  .01-$8.56    $2.10     1,115,900    $.50-$12.45   $2.25
                       =========                   =====    =========                   =====     =========                  =====

                                                                 As of March 31, 2004
                                                         Options Outstanding               Options Exercisable
                                                      Weighted
                                                       Average         Weighted                          Weighted
                                                      Remaining         Average                           Average
                                      Number         Contractual    Exercise Price       Number       Exercise Price
                                    Outstanding         Life           Per Share       Outstanding       Per Share
                                    -----------      -----------    --------------     -----------    --------------
     $.01-$1.37..............           370,000          2.85            $1.10             346,000         $1.15
    $1.41-$1.63..............           567,000          3.88            $1.43             567,000         $1.43
    $2.29-$3.00..............           438,800          5.37            $2.65             297,600         $2.67
    $3.13-$6.13..............           446,000          8.32            $4.47              68,600         $3.70
    $7.19-$8.56..............           229,000          7.60            $7.88              94,000         $8.04
                                      ---------          ----            -----           ---------         -----
                                      2,050,800          5.39            $3.01           1,373,200         $2.19
                                      =========          ====            =====           =========         =====

      (c)   Shareholder Rights Plan

      In March 2003, the Company adopted a Shareholder Rights Agreement (the "Rights Agreement"). Under the Rights Agreement, the Company distributed certain rights to acquire shares of the Company's Series A junior participating preferred stock (the "Rights") as a dividend for each share of Common Stock held of record as of March 17, 2003. Each share of Common Stock issued after the March 17, 2003 record date has an attached Right. Under certain conditions involving an acquisition by any person or group of 15% or more of the Common Stock, each Right permits the holder (other than the 15% holder) to purchase Common Stock having a value equal to twice the exercise price of the Right, upon payment of the exercise price of the Right. In addition, in the event of certain business combinations after an acquisition by a person or group of 15% or more of the Common Stock (20% in the case of a certain stockholder), each Right entitles the holder (other than the 15% holder) to receive, upon payment of the exercise price, Common Stock having a value equal to twice the exercise price of the Right. The Rights have no voting privileges and, unless and until they become exercisable, are attached to, and automatically trade with, the Company's Common Stock. The Rights will terminate upon the earlier of the date of their redemption or March 2013.

6.    Commitments and Contingencies

      Operating Lease

      In October 2001, the Company leased, pursuant to a ten-year lease agreement, a new corporate headquarters in Waltham, Massachusetts. The Company relocated to this facility in May 2002. In connection with this lease agreement, the Company issued a letter of credit in the amount of $500,000 to its landlord. In October 2002, this letter of credit was reduced to $200,000. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is classified as restricted cash in the accompanying balance sheet as of March 31, 2004.

      Obligations under noncancellable operating leases, including the facility lease discussed above, as of March 31, 2004 are approximately as follows:

                 Years Ending March 31,
                 ----------------------
                 2005...................................       379,000
                 2006...................................       379,000
                 2007...................................       385,000
                 2008...................................       404,000
                 2009...................................       410,000
                 Thereafter.............................     1,178,000
                                                            ----------
                 Minimum lease payments.................    $3,135,000
                                                            ==========

      Rent expense charged to operations under operating leases was approximately $389,000, $372,000, and $308,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

      Licensing and Research Agreements

      The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements which require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. The Company has recorded research and development expense associated with license agreements of $298,000, $56,000, and $48,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

      Supply Agreements

      The Company has entered into an agreement with a manufacturer for certain components of its rProtein A product. The Company has remaining purchase obligations of approximately $135,000 associated with this agreement for the year ended March 31, 2005. The Company relies on a sole manufacturer for its SecreFlo(TM) product. This reliance exposes it to a number of risks, including reduced control over manufacturing capacity, delivery times, inadequate inventory levels which could lead to product shortage or charges for excess or obsolete inventory.

7.    Prepaid Expenses and Other Current Assets

      Prepaid expenses and other current assets consist of the following:

                                                As of March 31,
                                          --------------------------
                                             2004            2003
                                          ----------      ----------
          Prepaid insurance...........    $  148,398      $  145,960
          Clinical trial expenses.....        87,414         225,238
          Equipment and services......        84,668          89,204
          Marketing expenses..........         3,500          52,500
          Other.......................         4,249           9,667
                                          ----------      ----------
                                          $  328,229      $  522,569
                                          ==========      ==========

8.    Accrued Expenses

      Accrued expenses consist of the following:

                                                     As of March 31,
                                               --------------------------
                                                   2004           2003
                                               -----------    -----------
        Research & development costs........   $   625,720    $   528,323
        Payroll & payroll related costs.....       419,318        378,347
        Professional and consulting costs...        67,334         66,689
        Royalty expenses....................       366,856        169,006
        Other accrued expenses..............       181,350        132,472
        Unearned revenue....................        75,998             --
                                               -----------    -----------
                                               $ 1,736,576    $ 1,274,837
                                               ===========    ===========

      In February 2004, the Company terminated its Licensing Agreement with ChiRhoClin. It is the Company's position that under the terms of the Licensing Agreement, Repligen has the right to recover certain payments made to ChiRhoClin, totaling approximately $5 million, from ChiRhoClin's share of royalties on sales of SecreFlo(TM) and that Repligen retains the right to sell SecreFlo(TM) until such payments have been recovered. The Company has accrued $366,856 in royalty expenses as of March 31, 2004.

      Subsequent to the termination of the Licensing Agreement, ChiRhoClin has invoiced the Company for milestone payments of $1,750,000. These payments are not included as accrued expenses. (See Note 12.)

9.    Employee Benefit Plan

      The Repligen Corporation 401(k) Savings and Retirement Plan (the 401(k)
Plan) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 who have completed four months of service are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to match a portion of the employees' contributions up to a defined maximum. The match is calculated on a calendar year basis. The Company matched $34,395, $26,066, and $13,271 for the calendar years ended December 31, 2003, 2002, and 2001 respectively. Forfeitures of previous participants funded this contribution and as a result had no impact on the Company's operations.

10.   Related Party Transaction

      Repligen paid Drs. Schimmel and Rich, the Co-Chairman of the Board of Directors, $49,200 and $43,200, respectively, during each of the fiscal years ended March 31, 2004, 2003 and 2002 pursuant to consulting agreements, which have similar terms. These agreements are automatically extended for successive one-year terms unless terminated by either party to the agreement at least 90 days prior to the next anniversary date. Dr. Schimmel's agreement continues until September 30, 2004 and Dr. Rich's agreement continues until October 31, 2004. Drs. Schimmel and Rich have advised Repligen that they have no present intention of terminating their agreements. Drs. Schimmel and Rich receive no separate cash compensation for attendance at meetings or otherwise as directors.

11.   Legal Proceedings

Bristol-Myers Squibb

      Repligen is the exclusive licensee of all CTLA4-Ig patent rights owned by the University of Michigan ("Michigan"). Repligen and Michigan believe that Michigan has a rightful claim to ownership of certain patents assigned to Bristol-Myers Squibb Company ("Bristol") which relate to compositions and uses of CTLA4, arising out of the inventive contributions by one of the Michigan scientists.

      Repligen and Michigan filed a complaint against Bristol in the United States District Court for the Eastern District of Michigan (the "District Court") in August 2002 seeking a correction of inventorship. The suit asserts that Dr. Craig Thompson, the scientist from Michigan, made inventive contributions as part of a collaboration with Bristol scientists and is therefore a rightful inventor on patents issued to Bristol. The District Court found that Repligen and Michigan had not proven by clear, convincing, and corroborative evidence that Dr. Thompson is a sole or joint inventor of any of the patents in suit.

      In October 2003, Repligen filed an appeal to the ruling of the District Court with the United States Court of Appeals for the Federal Circuit. Both Repligen and Bristol have submitted written briefs to the Federal Circuit and oral arguments have been scheduled for July 9, 2004. The Federal Circuit may decide to uphold the District Court's decision, overturn the District Court's decision or remand it back to the District Court for further consideration. The

Company's failure to obtain ownership rights to these Bristol patents may restrict its ability to commercialize CTLA4-Ig.

Imclone Systems, Inc.

      Repligen Corporation and The Massachusetts Institute of Technology ("MIT") have filed an action for patent infringement against ImClone Systems, Inc. for infringement of a U.S. Patent ("the Erbitux Patent") based on Imclone's manufacture and sale of the recently approved cancer drug Erbitux(R). The technology, which was developed and patented by MIT, covers certain genetic elements, DNA enhancers, that increase protein production in a mammalian cell. Repligen is the exclusive licensee of MIT for the Erbitux Patent. Repligen and MIT believe that Damon Biotech, a predecessor of Repligen, developed the cell line which is used to manufacture Erbitux(R) in 1990 for the National Cancer Institute and uses the technology which is the basis of the Erbitux Patent. Repligen and MIT have also filed an application for patent term extension for the Erbitux Patent, which if granted will extend the term of the patent to May 2009.

ChiRhoClin, Inc.

      In February 2004, Repligen terminated the September 1999 Licensing Agreement with ChiRhoClin, its supplier of SecreFlo(TM), based on ChiRhoClin's failure to meet its obligations including to use best efforts to obtain FDA approval of secretin for post-ERCP pancreatitis. Repligen believes that, in accordance with the terms of the Licensing Agreement, ChiRhoClin is obligated to continue to supply product after the February 2004 termination and Repligen believes it has the right to recover certain payments made to ChiRhoClin totaling approximately $5 million, from ChiRhoClin's share of royalties on sales of SecreFlo(TM) until such payments have been recovered.

      On April 9, 2004, Repligen filed an arbitration demand against ChiRhoClin with the American Arbitration Association in New York. In this arbitration demand, the Company alleges that ChiRhoClin breached several of its obligations under the September 1999 Licensing Agreement including failure to use best efforts to obtain various FDA approvals and to manufacture and supply SecreFlo(TM) in a timely manner. The Company also alleges that ChiRhoClin's conduct constitutes unfair and deceptive business practices under Massachusetts law. On May 26, 2004, Repligen filed an amended arbitration demand, adding a claim of defamation based on certain statements that ChiRhoClin made to the FDA and in the press. Repligen seeks to recover approximately $5 million in payments made to ChiRhoClin and additional damages to be determined. (See Note 12.)

Pro-Neuron, Inc.

      Repligen was named as a codefendant with the Regents of the University of California (the "Regents") in an action filed by Plaintiff Pro-Neuron, Inc. ("Pro-Neuron") on June 21, 2001 in the Superior Court of California, County of San Diego. The complaint alleged claims of breach of contract and breach of implied covenant of good faith and fair dealing against the Regents and intentional interference with contractual relations against Repligen in connection with the Regents' licensing to Repligen of certain rights to patent applications filed by the Regents. Pro-Neuron subsequently amended its complaint to allege misappropriation of trade secrets and unfair competition against Repligen and the Regents.

      On June 4, 2003, Repligen, the Regents and Pro-Neuron entered into a binding term sheet for settlement ("Settlement") under which the Pro-Neuron complaint will be dismissed upon execution of definitive agreements between the parties. Under the terms of the Settlement, Repligen will receive $750,000 upon execution of the definitive agreements in exchange for which Repligen and the Regents agreed to restructure the UCSD License Agreements to exclude the field of acylated pyrimidines, including RG2133. Repligen discontinued its clinical trial of RG2133 in mitochondrial disease and has the right to continue its clinical trials of triacetyluridine ("RG2133") in bipolar disorder/major depression and purine autism for up to two years. Repligen will assign to Pro-Neuron any inventions from these trials, for which it has rights, involving the use of acylated pyrimidines, but will retain the rights to any inventions for all other chemical entities. As of May 31, 2004, the definitive agreements are under discussion between the parties.

      From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business. Repligen is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or results of operations.

12.   Subsequent Event

      On June 8, 2004, Repligen received a letter from ChiRhoClin, Inc. disputing the Company's termination of its 1999 Licensing Agreement for SecreFlo(TM) and indicating that due to alleged material breaches by Repligen, ChiRhoClin was terminating the Licensing Agreement. In connection with its purported termination, ChiRhoClin requested that Repligen stop marketing SecreFlo(TM) immediately. Repligen believes that ChiRhoClin's allegations are without merit and intends on vigorously protecting its rights.

      ChiRhoClin is the sole supplier of SecreFlo(TM). Repligen believes it is probable that ChiRhoClin will attempt to no longer supply Repligen with SecreFlo(TM). Therefore, Repligen has recorded an impairment loss related to the license fee, historically included as a long lived asset in the accompanying balance sheets, of approximately $2,413,000, recognizing the loss of future sales of SecreFlo(TM) once current inventory is depleted.

13.   Selected Quarterly Financial Data (Unaudited)

      The following table contains Statement of Operations information for each quarter of fiscal 2004 and 2003. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                (in thousands, except per share amounts)
                                          Q4          Q3          Q2          Q1          Q4          Q3          Q2          Q1
                                         FY04        FY04        FY04        FY04        FY03        FY03        FY03        FY03
                                       --------    --------    --------    --------    --------    --------    --------    --------
Revenue:
   Product revenue .................   $  2,113    $  1,304    $  1,383    $  2,043    $  2,018    $  2,417    $  1,688    $  1,620
   Research revenue ................         --          17          36          18          29          --          --          --
                                       --------    --------    --------    --------    --------    --------    --------    --------
   Total revenue ...................      2,113       1,321       1,419       2,061       2,047       2,417       1,688       1,620
                                       --------    --------    --------    --------    --------    --------    --------    --------
Cost of revenue ....................        870         781         741         856       1,008       1,141         662         670
                                       --------    --------    --------    --------    --------    --------    --------    --------
Gross profit .......................      1,243         540         678       1,205       1,039       1,276       1,026         950
                                       --------    --------    --------    --------    --------    --------    --------    --------
Costs and expenses:
Research and development ...........      1,304       1,850       1,901       1,429       1,381       1,363       1,255       1,228
Selling, general and administrative         880         917       1,011       1,902       1,448         819       1,010         882
Impairment of long lived asset .....      2,413          --          --          --          --          --          --          --
                                       --------    --------    --------    --------    --------    --------    --------    --------
Total operating expenses ...........      4,597       2,767       2,912       3,331       2,829       2,182       2,265       2,110
                                       --------    --------    --------    --------    --------    --------    --------    --------
Loss from operations ...............     (3,354)     (2,227)     (2,234)     (2,126)     (1,790)       (906)     (1,239)     (1,160)
                                       --------    --------    --------    --------    --------    --------    --------    --------
Investment income ..................         97         101          94          98          93         140         156         169
                                       --------    --------    --------    --------    --------    --------    --------    --------
Net loss ...........................   $ (3,257)   $ (2,126)   $ (2,140)   $ (2,028)   $ (1,697)   $   (766)   $ (1,083)   $   (991)
                                       ========    ========    ========    ========    ========    ========    ========    ========

Net loss per common share ..........   $  (0.11)   $  (0.07)   $  (0.07)   $  (0.07)   $  (0.06)   $  (0.03)   $  (0.04)   $  (0.04)
Weighted average common shares
   outstanding .....................     30,020      29,878      29,859      28,987      27,339      27,316      26,643      26,643
                                       ========    ========    ========    ========    ========    ========    ========    ========

14.   Valuation and Qualifying Accounts

                                                          Balance at
                                                         Beginning of                                    Balance at
                                                            Period        Additions       Deletions     End of Period
                                                         ------------     ----------      ---------     -------------
Allowance for Doubtful Accounts:
2002................................................      $   25,000              --              --      $   25,000
2003................................................      $   25,000      $   25,000              --      $   50,000
2004................................................      $   50,000              --      $   15,000      $   35,000