Form 10-Q
period 2004-06-30
REPLIGEN CORP
filed 2004-08-09
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-14656

REPLIGEN CORPORATION

(exact name of registrant as specified in its charter)

Delaware	04-2729386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 Seyon Street, Bldg. 1, Suite 100 Waltham, MA	02453
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 250-0111

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2004.

Common Stock, par value $.01 per share	30,058,235
Class	Number of Shares

REPLIGEN CORPORATION

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

REPLIGEN CORPORATION

BALANCE SHEETS

	June 30, 2004	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$4,102,956	$3,958,677
Marketable securities	9,560,728	9,996,070
Accounts receivable, less reserve of $35,000	865,034	972,249
Inventories	636,848	879,381
Prepaid expenses and other current assets	340,787	328,229

Total current assets	15,506,353	16,134,606

Property, plant and equipment, at cost:
Leasehold improvements	2,311,982	2,311,982
Equipment	1,238,936	1,356,915
Furniture and fixtures	198,961	200,339

	3,749,879	3,869,236
Less - accumulated depreciation and amortization	(1,649,211)	(1,689,625)

Total net fixed assets	2,100,668	2,179,611

Long-term marketable securities	11,035,662	10,708,133
Restricted cash	200,000	200,000
Other assets, net	184,178	392,520

Total assets	$29,026,861	$29,614,870

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$248,502	$714,291
Accrued expenses	2,128,245	1,736,576

Total current liabilities	2,376,747	2,450,867

Long term liabilities	59,539	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 30,054,485 shares issued and outstanding at June 30, 2004 and 30,036,085 shares at March 31, 2004	300,545	300,361
Additional paid-in capital	181,453,375	181,394,602
Deferred compensation	(10,902)	(23,603)
Accumulated deficit	(155,152,443)	(154,507,357)

Total stockholders’ equity	26,590,575	27,164,003

Total liabilities and stockholders’ equity	$29,026,861	$29,614,870

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2004	2003
Revenue
Product revenue	$2,809,453	$2,042,528
Research revenue	—	18,433

Total revenue	2,809,453	2,060,961
Cost of revenue	1,132,593	855,590

Gross profit	1,676,860	1,205,371

Operating expenses:
Research and development	1,389,112	1,428,674
Selling, general and administrative	1,029,479	1,902,677

Total operating expenses	2,418,591	3,331,351

Loss from operations	(741,731)	(2,125,980)
Interest income	96,645	98,128

Net loss	$(645,086)	$(2,027,852)

Basic and diluted net loss per share	$(.02)	$(.07)

Basic and diluted weighted average common shares outstanding	30,054,485	28,987,443

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF CASH FLOWS

	Three months ended 2004	Three months ended 2003
Cash flows from operating activities:
Net loss	$(645,086)	$(2,027,852)
Adjustment to reconcile net loss to net cash used in operating activities:
Issuance of common stock warrants for payment for services	—	52,300
Stock-based compensation expense	67,826	13,750
Depreciation and amortization	296,557	222,367
Changes in assets and liabilities:
Accounts receivable	107,215	7,561
Inventories	242,533	191,915
Prepaid expenses and other current assets	(12,558)	152,475
Accounts payable	(465,789)	(687,110)
Accrued expenses	391,669	722,484
Long term liabilities	59,539	—

Net cash provided by (used in) operating activities	41,906	(1,352,110)

Cash flows from investing activities:
Purchases of marketable securities	(4,482,587)	(5,883,024)
Redemptions of marketable securities	4,590,400	4,538,517
Purchases of property, plant and equipment	(9,272)	(6,773)

Net cash provided by (used in) investing activities	98,541	(1,351,280)

Cash flows from financing activities:
Exercise of stock options	3,832	19,531
Proceeds from issuance of common stock and warrants, net of issuance costs	—	11,825,035

Net cash provided by financing activities	3,832	11,844,566

Net increase in cash and cash equivalents	144,279	9,141,176
Cash and cash equivalents, beginning of period	3,958,677	6,108,004

Cash and cash equivalents, end of period	$4,102,956	$15,249,180

Supplemental disclosure of non cash activities:
Non cash purchases of property and equipment	$—	$94,941

Disposal of fixed assets no longer in service	$128,629	$—

See accompanying notes

REPLIGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The financial statements included herein have been prepared by Repligen Corporation (the “Company,” “Repligen” or “we”), in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Form 10-K for the year ended March 31, 2004.

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

2. Revenue Recognition

We apply Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” to our revenue arrangements. We generate product revenues from the sale of our Protein A products to customers in the pharmaceutical and process chromatography industries and from the sale of SecreFlo™ to hospital-based gastroenterologists. In accordance with SAB No. 104, we recognize revenue related to product sales upon shipment of the product to the customer as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of any related receivable is probable.

Additionally, during the fiscal year ended March 31, 2004, the Company generated non-product revenues from sponsored research and development projects under a Small Business Innovation Research (“SBIR”) Phase I grant. Research revenue is recognized as earned under cost plus fixed-fee contracts, or on a straight-line basis over the term of contract, which approximates when work is performed and costs are incurred. Research expenses in the accompanying statements of operations include funded and unfunded expenses.

3. Net Loss Per Share

We apply Statement of Financial Accounting Standard (“SFAS”) No. 128 presenting earnings per share. Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and warrants, is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for the periods presented in the accompanying financial statements do not include the potential common shares from warrants and stock options because to do so would have been antidilutive for the periods presented as the additional common shares from warrants and stock options would lower our diluted net loss per share. Accordingly, basic and diluted net loss per share is the same. At June 30, 2004, there were outstanding options to purchase 2,279,350 shares of the Company’s common stock at a weighted average exercise price of $3.01 per share and outstanding warrants to purchase 154,946 shares of the Company’s common stock at a weighted average exercise price of $8.82 per share, which were not included in the calculation of earnings per share because including them would be anitdilutive.

4. Stock Based Compensation

We account for stock-based compensation under SFAS No. 123 “Accounting for Stock-Based Compensation.” We continue to apply APB No. 25 for employee stock options awards and elected the disclosure-only alternative for the same under SFAS No. 123. We follow the disclosure provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure, and amendment of FASB Statement No. 123.” SFAS 148 requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used to report results.

If compensation expense associated with our stock option plans had been determined consistent with SFAS No. 123, the pro forma net loss and net loss per share would have been as follows:

	Three months ended June 30, 2004	Three months ended June 30, 2003
Net Loss as reported	$(645,086)	$(2,027,852)
Add:
Stock-based employee compensation expense included in reported net loss	63,166	13,750
Deduct:
Stock-based employee compensation expense determined under fair value based method for all employee awards	(340,349)	(181,292)

Pro forma net loss	$(922,269)	$(2,195,394)

Basic and diluted net loss per share:
As reported	$(.02)	$(.07)
Pro forma	$(.03)	$(.07)

5. Cash and Marketable Securities

We apply SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At June 30, 2004, all of our marketable securities are classified as held-to-maturity investments as we have the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year.

Cash and marketable securities consist of the following at June 30, 2004 and March 31, 2004:

	June 30, 2004	March 31, 2004
Cash
Cash	$4,102,956	$3,958,677

Marketable securities
Corporate and other debt securities	$7,546,364	$8,473,699
U.S. Government and agency securities	2,014,364	1,522,371

(Average remaining maturity, 6.89 months at June 30, 2004)	$9,560,728	$9,996,070

Long-term marketable securities
Corporate and other debt securities	$4,986,329	$7,147,601
U.S. Government and agency securities	6,049,333	3,560,532

(Average remaining maturity, 16.8 months at June 30, 2004)	$11,035,662	$10,708,133

Restricted cash of $200,000 is related to our facility lease obligation.

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories at June 30, 2004 and March 31, 2004 consist of the following:

	June 30, 2004	March 31, 2004
Raw materials	$66,417	$85,334
Work-in process	264,168	213,752
Finished goods	306,263	580,295

Total	$636,848	$879,381

7. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2004	March 31, 2004
Research & development costs	$879,020	$625,720
Payroll & payroll related costs	249,302	419,318
Professional and consulting costs	231,754	67,334
Royalty expenses	577,092	366,856
Other accrued expenses	142,431	181,350
Unearned revenue	48,646	75,998

	$2,128,245	$1,736,576

8. Comprehensive Income

We apply SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Our comprehensive loss is equal to our reported net loss for all periods presented.

9. Segment Reporting

We apply SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. The chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance, identifies operating segments as components of an enterprise about which separate discrete financial information is available for evaluation. To date, we view our operations and manage our business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

The following table represents percentage of total revenue classified by geographic area:

	Three months ended June 30,
	2004	2003
US	46%	55%
Europe	52%	42%
Other	2%	3%

Total	100%	100%

During the three months ended June 30, 2004 there were two customers who accounted for approximately 50% and 20% of the revenues respectively. During the three months ended June 30, 2003, there were two customers each accounting for approximately 31% and 16% of the Company’s revenues. Three customers accounted for 38%, 30% and 10% of the Company’s accounts receivable as of June 30, 2004. At March 31, 2004, one customer accounted for 59% of accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business strategy is to maintain full commercial rights to our product candidates through “proof of principle” clinical studies after which we may seek corporate partners for further development and marketing. We partially fund the development of our proprietary therapeutic product candidates with the profits derived from the sales of our specialty pharmaceutical products. This will enable us to independently advance our product candidates while at the same time minimize our operating losses.

We are subject to a number of risks typically associated with development-stage companies in the biotechnology industry. Principally those risks are associated with our dependence on collaborative arrangements, development by us or our competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, results of clinical trials, compliance with the U.S. Food and Drug Administration and other governmental regulations and approval requirements, as well as the ability to grow our business and to obtain adequate funding to fund this growth, as well as other potential risk factors included in the filings made by us from time to time with the SEC, including under the section entitled “Certain Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended March 31, 2004.

Critical Accounting Policies and Estimates

The SEC requires that reporting companies discuss their most “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SEC indicated that a “critical accounting policy” is one that is important to the portrayal of a company’s financial condition and operating results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to Financial Statements of this report. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

We apply Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) to our revenue arrangements. We generate product revenues from the sale of our Protein A products to customers in the pharmaceutical and process chromatography industries, and from the sale of SecreFlo™ to hospital-based gastroenterologists. In accordance with SAB No. 104, we recognize revenue related to product sales upon shipment of the product to the customer as long as there is persuasive evidence of a sale, the price is fixed or determinable and collection of the related receivable is probable.

Additionally, during the fiscal year ended March 31, 2004 we generated non-product revenues from sponsored research and development projects under a Small Business Innovation Research (“SBIR”) Phase I grant. Research revenue is recognized as earned under cost plus fixed-fee contracts, or on a straight-line basis over the term of contract, which approximates when work is performed and costs are incurred. Research expenses in the accompanying statements of operations include funded and unfunded expenses.

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

Results of Operations

Three months ended June 30, 2004 vs. June 30, 2003

Total revenue

Total revenue for the three-month periods ended June 30, 2004 and June 30, 2003 were approximately $2,809,000 and $2,061,000 respectively, an increase of $748,000 or 36%. SecreFlo ™ sales increased to $572,000 for the three-month period ended June 30, 2004 from $434,000 during the three-month period ended June 30, 2003. During the three-month period ended June 30, 2004 rProtein A sales increased to $2,237,000 from $1,609,000 during the same period in the prior fiscal year. This increase in rProtein A sales is attributable to increased demand from value-added resellers who incorporate our rProtein A products into their proprietary antibody purification systems, which they sell to the biotechnology and pharmaceutical industry. Our revenues are subject to significant quarterly fluctuations based on the timing of large-scale production orders of rProtein A.

Cost of revenue

Cost of revenue for the three-month periods ended June 30, 2004 and June 30, 2003, were approximately $1,133,000 and $856,000, respectively, an increase of $277,000 or 32%. Gross profit for the three-month periods ended June 30, 2004 and 2003 were $1,676,000 or 60% of total revenue and $1,205,000 or 58% of total revenue, respectively. This increase in costs and increase in gross profit is attributable to higher sales. Although we terminated our Licensing Agreement with our SecreFlo™ supplier in February 2004, royalty costs associated with sales of SecreFlo™ have been recorded in cost of revenue for the period ended June 30, 2004. (For more information regarding SecreFlo™ , please see “Legal Proceedings.”)

Operating expenses

Total operating expenses for the three-month periods ended June 30, 2004 and June 30, 2003 were approximately $2,419,000 and $3,331,000 respectively, a decrease of $912,000 or 27%.

Research and development expenses for the three-month periods ended June 30, 2004 and June 30, 2003, were approximately $1,389,000 and $1,429,000 respectively, a decrease of $40,000 or 3%. This decrease is largely attributable to an increase in contracted research expenses including clinical material expenses, more than offset by a decrease in personnel costs and clinical trial expenses during the three-month period ended June 30, 2004.

Selling, general and administrative expenses for the three-month periods ended June 30, 2004 and June 30, 2003, were approximately $1,029,000 and $1,903,000 respectively, a decrease of $874,000 or 46%. This decrease is largely attributable to decreased litigation expenses resulting from the ProNeuron, Inc. trial that took place during the same period in the prior fiscal year. In addition, marketing expenses associated with a sponsored symposium for our Secreflo ™ product were incurred in the prior fiscal year that were not repeated in the current fiscal year.

Investment income

Investment income for the three-month periods ended June 30, 2004 and June 30, 2003, were approximately $97,000 and $98,000, respectively.

Liquidity and capital resources

We have financed our operations primarily through sales of equity securities and revenues derived from product sales and government grants. Our revenue for the foreseeable future will be limited to our product revenue related to rProtein A and SecreFlo™. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates will generate revenue and cash flows. Total cash and marketable securities at June 30, 2004 totaled $24,899,000, an increase of $36,000 from $24,863,000 at March 31, 2004.

We rely on a single supplier, ChiRhoClin, Inc., for our SecreFlo™ product. In February 2004, we terminated our Licensing Agreement with ChiRhoClin for breach. We believe we have the right, in accordance with the terms of the Licensing Agreement, to recover certain payments made to ChiRhoClin, totaling approximately $5 million, from ChiRhoClin’s share of royalties on sales of SecreFlo™ and that ChiRhoClin is obligated to continue to supply SecreFlo™ and that we retain the right to sell SecreFlo™ until such payments have been recovered. If this supplier is unwilling or unable to supply product as a result of our termination of the Licensing Agreement, our revenues and future cash flows will be negatively impacted, offset by a decrease in our costs associated with this product.

Our operating activities provided approximately $42,000 of cash for the three-month period ended June 30, 2004, with cash uses consisting of a net loss from operations of approximately $645,000, a decrease in accounts payable of $466,000 and an increase in prepaid expenses of $13,000. These uses of cash were more than offset by non-cash charges of approximately $297,000 for depreciation and amortization, $68,000 for stock based compensation expense, as well as a decrease in accounts receivable of $107,000, a decrease in inventories of $243,000, an increase in long term liabilities of $60,000 and accrued expenses of $392,000.

Our cash was reduced by capital expenditures of $9,000 for the three-month period ended June 30, 2004. Our investing activities provided cash of approximately $108,000 primarily from redemptions of marketable securities. We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer (with the exception of U.S. treasury obligations) and type of investment. We do not expect any material loss from our investment in marketable securities.

Working capital decreased to $13,130,000 at June 30, 2004 from $13,684,000 at March 31, 2004 primarily as a result of a decrease in inventories resulting from higher sales during the quarter and purchases of long-term marketable securities.

We plan to continue to invest in key research and development activities. We expect to continue to incur operating losses for the foreseeable future. Our future capital requirements include, but are not limited to, continued investment in our research and development programs, capital expenditures primarily associated with purchases of equipment and continued investment in our intellectual property estate. While we are generally able to forecast our overall spending, we are unable to predict with certainty costs associated with our existing legal proceedings.

Commitments

As of June 30, 2004, we had the following fixed obligations and commitments:

	Payments Due By Period
	Total	Less than 1 Year	1 –3 Years	4 –5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$3,068	$296	$780	$814	$1,178
Purchase obligations	135	135	—	—	—
Contractual obligations	606	138	221	207	40

Total	$3,809	$569	$1,001	$1,021	$1,218

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q, as well as oral statements that may be made by Repligen or by officers, directors or employees of Repligen acting on its behalf, that are not historical facts constitute “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management’s strategy, litigation strategy, costs of legal proceedings, disputes with suppliers, plans and objectives for future operations, clinical trials and results, marketing plans, revenue potential of therapeutic product candidates, product research, intellectual property and development, manufacturing plans and performance, delays in manufacturing by us or our partners, timing of customer orders, the anticipated growth in our target markets, including, without limitation, the market for autoimmune disease treatment and the monoclonal antibody market and projected growth in product sales, costs of operations, sufficiency of funds to meet management objectives and availability of financing and effects of accounting pronouncements constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements, including, without limitation, risks associated with: the success of current and future collaborative relationships, the success of our clinical trials and our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of current and future litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited sales and marketing experience and capabilities, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, our ability to compete with larger, better financed pharmaceutical and biotechnology companies that may develop new approaches to the treatment of our targeted diseases, our history of losses and expectation of incurring continued losses, our ability to generate future revenues, our ability to raise additional capital to continue our drug development programs, our volatile stock price, the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled “Certain Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended March 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We have investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate

$142,000 decrease in the fair value of our investments as of June 30, 2004. However, the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer, and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold these investments to maturity, in accordance with our business plans.

As of June 30, 2004, we did not have any debt arrangements that were not reflected in our balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2004, Repligen, under the supervision and with the participation of Repligen’s management, including Walter C. Herlihy, Repligen’s Chief Executive Officer and President (Principal executive, accounting, and financial officer), evaluated the effectiveness of Repligen’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Repligen’s Chief Executive Officer and President (Principal executive, accounting, and financial officer) concluded that, as of June 30, 2004, Repligen’s disclosure controls and procedures are effective in ensuring that material information relating to Repligen required to be disclosed by Repligen in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to Repligen’s management, including Repligen’s Chief Executive Officer and President (Principal executive, accounting, and financial officer), as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in Repligen’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Repligen’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Bristol-Myers Squibb

Repligen is the exclusive licensee of all CTLA4-Ig patent rights owned by the University of Michigan (“Michigan”). Repligen and Michigan filed a complaint against Bristol-Myers Squibb Company (“Bristol”) in the United States District Court for the Eastern District of Michigan (the “District Court”) in August 2002 seeking correction of inventorship of certain patents which relate to compositions and uses of CTLA4 assigned to Bristol. The suit asserted that Michigan has a rightful claim to ownership of these patents based on the inventive contributions that Dr. Craig Thompson, a scientist from Michigan, made as part of a collaboration with Bristol scientists and is therefore a rightful inventor on the patents issued to Bristol. The District Court found that Repligen and Michigan had not proven by clear, convincing, and corroborative evidence that Dr. Thompson is a sole or joint inventor of any of the patents in suit. In October 2003, we filed an appeal to the ruling of the District Court with the United States Court of Appeals for the Federal Circuit. Oral arguments were heard at the Federal Circuit on July 9, 2004. On July 12, 2004, the United States Court of Appeals for the Federal Circuit rendered a decision in favor of Bristol by affirming the ruling of the District Court. The ruling of the Federal Circuit is final. Our failure to obtain ownership rights to these Bristol patents may restrict our ability to commercialize CTLA4-Ig.

Repligen owns the exclusive rights to an issued U.S. patent that covers a method of treating rheumatoid arthritis, multiple sclerosis, systemic lupus erythematosis and scleroderma with CTLA4-Ig and the use of CTLA4-Ig in combination with other immunosuppressants, through license agreements with Michigan and the United States Navy. This patent, which will remain in force until 2021, is independent from the CTLA4-Ig patents that were the subject of the lawsuit.

ChiRhoClin, Inc.

In February 2004, we terminated the September 1999 Licensing Agreement with ChiRhoClin, our sole supplier of SecreFlo™, based on ChiRhoClin’s failure to meet its obligations including, among others, an obligation to use best efforts to obtain FDA approval of secretin for post-ERCP pancreatitis. In accordance with the terms of the Licensing Agreement, ChiRhoClin is obligated to continue to supply product after the February 2004 termination and Repligen has the right to recover certain payments made to ChiRhoClin, totaling approximately $5 million, from ChiRhoClin’s share of royalties on sales of SecreFlo™.

On April 9, 2004, Repligen filed an arbitration demand against ChiRhoClin with the American Arbitration Association in New York, New York. In this arbitration demand, we allege that ChiRhoClin breached several of its obligations under the September 1999 Licensing Agreement including failure to use best efforts to obtain various FDA approvals and to manufacture and supply SecreFlo™ in a timely manner. We also allege that ChiRhoClin’s conduct constitutes unfair and deceptive business practices under Massachusetts law. On May 26, 2004, Repligen filed an amended arbitration demand, adding a claim of defamation based on certain statements that ChiRhoClin made to the FDA and in the press. We seek to recover approximately $5 million in payments made to ChiRhoClin and additional damages to be determined. ChiRhoClin has filed a counterclaim alleging that Repligen has wrongfully terminated the Licensing Agreement. In its counterclaim, ChiRhoClin seeks to recover $1.75 million in additional milestone payments, withheld royalty payments of approximately $260,000, and future royalty payments. An arbitration hearing has tentatively been scheduled for March 2005.

ImClone Systems Incorporated

On May 4, 2004, Repligen Corporation and The Massachusetts Institute of Technology (“MIT”) filed an action for patent infringement in the United States District Court for the District of Massachusetts against ImClone Systems Incorporated for infringement of a U.S. Patent (the “Erbitux Patent”) based on ImClone’s manufacture and sale of the recently approved cancer drug Erbitux®. The technology, which was developed and patented by MIT, covers certain genetic elements, DNA enhancers, that increase protein production in a mammalian cell. Repligen is the exclusive licensee of MIT for this patent. Repligen and MIT believe that Damon Biotech, a predecessor of Repligen, developed the cell line which is used to manufacture Erbitux® in 1990 for the National Cancer Institute and uses the technology which is the basis of the Erbitux Patent. Repligen and MIT have also filed an application for patent term extension for the Erbitux Patent, which if granted will extend the term of the patent to May 2009.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

EXHIBIT	DESCRIPTION
3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b)	Reports on Form 8-K

1)	Current Report on Form 8-K, filed on May 5, 2004 reporting an action for patent infringement that Repligen Corporation and The Massachusetts Institute of Technology (MIT) filed against ImClone Systems, Inc.

2)	Current Report on Form 8-K filed on June 10, 2004 furnishing Repligen’s earnings release for the fourth quarter and fiscal year ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: August 9, 2004	By:	/s/ Walter C. Herlihy
Chief Executive Officer and President,
(Principal Executive, Financial and Accounting Officer)
Repligen Corporation

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).