Form 10-Q
period 2004-09-30
REPLIGEN CORP
filed 2004-11-09
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2004.

Common Stock, par value $.01 per share	30,060,635
Class	Number of Shares

REPLIGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPLIGEN CORPORATION

BALANCE SHEETS

UNAUDITED

	September 30, 2004	March 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$3,952,714	$3,958,677
Marketable securities	15,335,338	9,996,070
Accounts receivable, less reserve of $35,000	283,254	972,249
Inventories	805,622	879,381
Prepaid expenses and other current assets	208,259	328,229

Total current assets	20,585,187	16,134,606
Property, plant and equipment, at cost:

Leasehold improvements	2,311,982	2,311,982
Equipment	1,239,986	1,356,915
Furniture and fixtures	198,961	200,339

	3,750,929	3,869,236
Less: accumulated depreciation and amortization	(1,740,407)	(1,689,625)

Total net fixed assets	2,010,522	2,179,611

Long-term marketable securities	4,515,889	10,708,133
Restricted cash	200,000	200,000
Other assets, net	52,012	392,520

Total assets	$27,363,610	$29,614,870

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$517,233	$714,291
Accrued expenses	1,889,962	1,736,576

Total current liabilities	2,407,195	2,450,867

Long term liabilities	78,298	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 30,058,585 and 30,036,085 shares issued and outstanding at September 30, 2004 and March 31, 2004, respectively	300,586	300,361
Additional paid-in capital	181,454,845	181,394,602
Deferred compensation	(6,242)	(23,603)
Accumulated deficit	(156,871,072)	(154,507,357)

Total stockholders’ equity	24,878,117	27,164,003
Total liabilities and stockholders’ equity	$27,363,610	$29,614,870

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF OPERATIONS

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
Revenue
Product revenue	$1,296,432	$1,383,395	$4,105,886	$3,425,923
Research revenue	—	35,560	—	53,993

Total revenue	1,296,432	1,418,955	4,105,886	3,479,916
Cost of revenue	703,329	740,470	1,835,922	1,596,059

Gross profit	593,103	678,485	2,269,964	1,883,857

Operating expenses:
Research and development	1,274,198	1,901,389	2,663,310	3,330,064
Selling, general and administrative	1,138,856	1,011,117	2,168,335	2,913,794

Total operating expenses	2,413,054	2,912,506	4,831,645	6,243,858

Loss from operations	(1,819,951)	(2,234,021)	(2,561,681)	(4,360,001)
Interest income	101,322	93,875	197,966	192,003

Net loss	$(1,718,629)	$(2,140,146)	$(2,363,715)	$(4,167,998)

Basic and diluted net loss per share	$(0.06)	$(0.07)	$(0.08)	$(0.14)

Basic and diluted weighted average common shares outstanding	30,057,667	29,859,529	30,051,340	29,423,486

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,363,715)	$(4,167,998)
Adjustment to reconcile net loss to net cash used in operating activities:
Issuance of common stock warrants for payment for services	—	52,300
Stock based compensation expense	72,486	34,375
Depreciation and amortization	519,919	447,149
Changes in assets and liabilities:
Accounts receivable	688,995	(101,318)
Inventories	73,759	129,075
Prepaid expenses and other current assets	119,970	242,437
Accounts payable	(197,058)	(345,933)
Accrued expenses	153,386	815,859
Long term liabilities	78,298	—

Net cash (used in) operating activities	(853,960)	(2,894,054)

Cash flows from investing activities:
Purchases of marketable securities	(10,356,466)	(18,843,561)
Redemptions of marketable securities	11,209,442	7,256,034
Purchases of property, plant and equipment	(10,322)	(119,223)

Net cash provided by (used in) investing activities	842,654	(11,706,750)

Cash flows from financing activities:
Exercise of stock options	5,343	33,483
Proceeds from issuance of common stock and warrants, net of issuance cost	—	11,825,035

Net cash provided by financing activities	5,343	11,858,518

Net (decrease) in cash and cash equivalents	(5,963)	(2,742,286)
Cash and cash equivalents, beginning of period	3,958,677	6,108,004

Cash and cash equivalents, end of period	$3,952,714	$3,365,718

Supplemental disclosure of non cash activities:
Non cash purchases of property, plant and equipment	—	$23,150
Disposal of fixed assets no longer in service	$128,629	—

See accompanying notes.

REPLIGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The financial statements included herein have been prepared by Repligen Corporation (the “Company”, “Repligen” or “we”), in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Form 10-K for the year ended March 31, 2004.

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

Certain reclassifications of prior period data have been made to conform to the current reporting period.

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

3. Net Loss Per Share

We apply Statement of Financial Accounting Standard (“SFAS”) No. 128 presenting earnings per share. Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and warrants, is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for the periods presented in the accompanying financial statements do not include the potential common shares from warrants and stock options because to do so would have been antidilutive for the periods presented as the additional common shares from warrants and stock options would lower our diluted net loss per share. Accordingly, basic and diluted net loss per share is the same for all periods presented. At September 30, 2004, there were outstanding options to purchase 2,248,250 shares of our common stock at a weighted average exercise price of $2.99 per share and outstanding warrants to purchase 154,946 shares of our common stock at a weighted average exercise price of $8.82 per share not included in the calculation of earnings per share because to do so would have been antidilutive.

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

If compensation expense for our stock option plan had been determined in a manner consistent with SFAS No. 123, the pro forma net loss and net loss per share would have been as follows:

	Three months ended September 30, 2004	Three months ended September 30, 2003	Six months ended September 30, 2004	Six months ended September 30, 2003
Net Loss as reported	$(1,718,629)	$(2,140,146)	$(2,363,715)	$(4,167,998)
Add: Stock-based employee compensation expense included in reported net loss	—	20,625	63,167	34,375
Deduct: Stock-based employee compensation expense determined under fair value based method for all employee awards	(264,864)	(226,918)	(612,234)	(420,480)

Pro forma net loss	$(1,983,483)	$(2,346,439)	$(2,912,782)	$(4,554,103)

Basic and diluted net loss per share:
As reported	$(.06)	$(.07)	$(.08)	$(.14)
Pro forma	$(.07)	$(.08)	$(.10)	$(.15)

5. Cash, Cash Equivalents and Marketable Securities

We apply SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At September 30, 2004, all of our marketable securities are classified as held-to-maturity investments as we have the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year.

Cash and marketable securities consist of the following:

	September 30, 2004	March 31, 2004
Cash	$3,952,714	$3,958,677

Marketable securities
Corporate and other debt securities	$10,790,079	$8,473,699
U.S. Government and agency securities	4,545,259	1,522,371

(Average remaining maturity, 8 months at September 30, 2004)	$15,335,338	$9,996,070

Long-term marketable securities
Corporate and other debt securities	$1,015,453	$7,147,601
U.S. Government and agency securities	3,500,436	3,560,532

(Average remaining maturity, 18 months at September 30, 2004).	$4,515,889	$10,708,133

Restricted cash of $200,000 is related to our facility lease obligation.

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories at September 30, 2004 and March 31, 2004 consist of the following:

	September 30, 2004	March 31, 2004
Raw materials	$146,292	$85,334
Work-in-process	393,756	213,752
Finished goods	265,574	580,295

Total	$805,622	$879,381

Raw materials, work in process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead.

7. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2004	March 31, 2004
Research & development costs	$647,056	$625,720
Payroll & payroll related costs	210,319	419,318
Professional and consulting costs	189,716	67,334
Royalty expenses	742,710	366,856
Other accrued expenses	96,586	181,350
Unearned revenue	3,575	75,998

	$1,899,962	$1,736,576

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

The following table represents percentage of total revenue classified by geographic area:

	Three months ended September 30,		Six months ended September 30,
	2004	2003	2004	2003
US	52%	64%	48%	59%
Europe	46%	34%	51%	39%
Other	2%	2%	1%	2%

Total	100%	100%	100%	100%

During the three months ended September 30, 2004 there were two customers who accounted for approximately 45% and 25% of revenues, respectively. During the three months ended September 30, 2003, there were three customers who accounted for approximately 31%, 22% and 10% of revenues. During the six months ended September 30, 2004 there were two customers who accounted for approximately 10% and 61% of revenues. During the six months ended September 30, 2003, there were two customers who accounted for approximately 31% and 19% of revenues. Three customers accounted for 30%, 16% and 16% of our accounts receivable at September 30, 2004. At March 31, 2004, one customer accounted for 59% of accounts receivable.

10. New Accounting Pronouncements

In October 2004, the FASB concluded that the proposed Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement 123, not Statement 123R, to the beginning of the fiscal year that includes the effective date would be permitted, but not required and early adoption of Statement 123R is encouraged. The FASB is planning on issuing the final statement in December 2004. The FASB has tentatively concluded that companies could adopt the new standard in one of two ways: 1) Modified prospective transition method - A company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are nonvested as of the effective date of the proposed Statement would be based on the same estimate of the grant-date fair value and the same attribution method used previously under Statement 123 (either for recognition or pro forma purposes) and 2) Modified retrospective transition method. A company would recognize employee compensation cost for periods presented prior to the adoption of Statement 123R in accordance with the original provisions of Statement 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with Statement 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of Statement 123R, the modified prospective transition method described above would be applied. The Company is in the process of determining the impact of this statement on the financial statements.

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

Our business strategy is to maintain full commercial rights to our product candidates through “proof of principle” clinical studies after which we may seek corporate partners for further development and marketing. We partially fund the development of our proprietary therapeutic product candidates with the profits derived from the sales of our specialty pharmaceutical products. This will enable us to independently advance our product candidates while at the same time minimize our use of cash and operating losses.

We are subject to a number of risks typically associated with similar companies in the biotechnology industry. Principally those risks are associated with our dependence on collaborative arrangements, development by us or our competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, results of clinical trials, compliance with the U.S. Food and Drug Administration and other governmental regulations and approval requirements, as well as the ability to grow our business and to obtain adequate funding to fund this growth, as well as other potential risk factors included in the filings made by us from time to time with the SEC, including under the section entitled “Certain Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended March 31, 2004.

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

Results of Operations

Three months ended September 30, 2004 vs. September 30, 2003

Total revenue

Total revenue for the three-month periods ended September 30, 2004 and September 30, 2003, was approximately $1,296,000 and $1,419,000, respectively, a decrease of $123,000 or 9%. During the three-month period ended September 30, 2004 Protein A sales decreased to $842,000 from $952,000 during the same period in the prior fiscal year. Our revenues are subject to significant quarterly fluctuations based on the timing of large-scale production orders of Protein A.

Cost of revenue

Cost of revenue for the three-month periods ended September 30, 2004 and September 30, 2003, was approximately $703,000 and $740,000, respectively, a decrease of $37,000 or 5%. Gross profit for the three-month periods ended September 30, 2004 and 2003 was $593,000 or 46% of total revenue and $678,000 or 48% of total revenue, respectively. This decrease in costs and decrease in gross profitability is attributable to lower sales and a change in product mix of Protein A and sales of SecreFlo™. Gross profitability is negatively impacted in periods when product sales are lower because there is less dilution of fixed costs.

Operating expenses

Total operating expenses for the three-month periods ended September 30, 2004 and September 30, 2003, were approximately $2,413,000 and $2,912,000, respectively, a decrease of $499,000 or 17%.

Research and development expenses for the three-month periods ended September 30, 2004 and September 30, 2003, were approximately $1,274,000 and $1,901,000, respectively, a decrease of $627,000 or 33%. Significant fluctuations in research and development expenses may occur from period to period depending on the nature and extent of development activities over any given time period. During the three-month period ended September 30, 2004, this decrease is largely attributable to a decrease in clinical material expense and clinical trial expenses.

Selling, general and administrative expenses for the three-month periods ended September 30, 2004 and September 30, 2003, were approximately $1,139,000 and $1,011,000 respectively, an increase of $128,000 or 13%. This increase is largely attributable to increased litigation expenses incurred during the three-month period ended September 30, 2004.

Interest income

Interest income for the three-month periods ended September 30, 2004 and September 30, 2003, was approximately $101,000 and $94,000, respectively.

Six months ended September 30, 2004 vs. September 30, 2003

Total revenue

Total revenue for the six-month periods ended September 30, 2004 and September 30, 2003, was approximately $4,106,000 and $3,480,000 respectively, an increase of $626,000 or 18%. During the six-month period ended September 30, 2004 Protein A sales increased to $3,079,000 from $2,561,000 during the same period in the prior fiscal year. This increase in total revenue is attributable to increased demand for our Protein A and Secreflo™ products during the six-month period ended September 30, 2004. Our revenues are subject to quarterly fluctuations, based on the timing of large-scale production orders of Protein A and sales of SecreFlo™.

Cost of revenue

Cost of revenue for the six-month periods ended September 30, 2004 and September 30, 2003, was approximately $1,836,000 and $1,596,000, respectively, an increase of $240,000 or 15%. Gross profit for the six-month periods ended September 30, 2004 and 2003 was $2,270,000 or 55% of total revenue and $1,884,000 or 54% of total revenue, respectively. This increase in costs and increase in gross profit is due primarily to increased sales and changes in product mix for our Protein A products. Gross profitability benefited from the dilution of fixed costs with increased sales.

Operating expenses

Total operating expenses for the six-month periods ended September 30, 2004 and September 30, 2003, were approximately $4,832,000 and $6,244,000, respectively, a decrease of $1,412,000 or 23%.

Research and development expenses for the six-month periods ended September 30, 2004 and September 30, 2003, were approximately $2,663,000 and $3,330,000, respectively, a decrease of $667,000 or 20%. Significant fluctuations in research and development expenses may occur from period to period depending on the nature and extent of development activities over any given time frame. This decrease is largely attributable to a decrease in clinical material, contract research and trial expenses, as well as personnel costs during the six-month period ended September 30, 2004.

Selling, general and administrative expenses for the six-month periods ended September 30, 2004 and September 30, 2003, were approximately $2,168,000 and $2,914,000 respectively, a decrease of $746,000 or 26%. This decrease is largely attributable to one time marketing expenses for our SecreFlo™ product that were incurred in fiscal year 2004 that were not repeated in fiscal year 2005 as well as decreased litigation expenses in fiscal year 2005.

Interest income

Interest income for the six-month periods ended September 30, 2004 and September 30, 2003, was approximately $198,000 and $192,000, respectively.

Liquidity and capital resources

We have financed our operations primarily through sales of equity securities and revenues derived from product sales and government grants. Our revenue for the foreseeable future will be limited to our product revenue related to Protein A and SecreFlo™. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates will generate revenue and cash flows. Total cash and marketable securities at September 30, 2004 totaled $24,004,000, a decrease of $859,000 from $24,863,000 at March 31, 2004.

We rely on a single supplier, ChiRhoClin, Inc., for our SecreFlo™ product. In February 2004, we terminated our Licensing Agreement with ChiRhoClin for breach. We believe we have the right, in accordance with the terms of the Licensing Agreement, to recover certain payments made to ChiRhoClin, totaling approximately $5 million, from ChiRhoClin’s share of royalties on sales of SecreFlo™ and that ChiRhoClin is obligated to continue to supply SecreFlo™ and that we retain the right to sell SecreFlo™ until such payments have been recovered. If this supplier is unwilling or unable to supply product as a result of our termination of the Licensing Agreement, our revenues and future cash flows will be negatively impacted, offset by a decrease in our costs associated with this product. ChiRhoClin has filed a counterclaim alleging that Repligen has wrongfully terminated the Licensing Agreement. In its counterclaim, ChiRhoClin seeks to recover $1.75 million in additional milestones payments, withheld royalty payments of approximately $260,000 and future royalty payments. (Please see the Legal Proceedings section of our previously filed periodic reports on Form 10-Q and/or Form 10K for further information.)

Our operating activities used approximately $854,000 of cash for the six-month period ended September 30, 2004, with cash uses consisting of a net loss from operations of approximately $2,364,000, and a decrease in accounts payable of $197,000. These uses of cash were offset by non-cash charges of approximately $520,000 for depreciation and amortization, $72,000 for stock based compensation expense, as well as a decrease in accounts receivable of $689,000, a decrease in inventories of $74,000, an increase in long term liabilities of $78,000 and accrued expenses of $153,000.

Our cash was reduced by capital expenditures of $10,000 for the three-month period ended September 30, 2004. Our investing activities provided cash of approximately $843,000 primarily from redemptions of marketable securities. We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer (with the exception of U.S. treasury obligations) and type of investment. We do not expect any material loss from our investment in marketable securities.

Working capital increased to $18,178,000 at September 30, 2004 from $13,684,000 at March 31, 2004 primarily as a result of a conversion of long-term marketable securities to short-term marketable securities.

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

Commitments

As of September 30, 2004 we had the following fixed obligations and commitments:

	Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$2,969	$197	$780	$814	$1,178
Purchase obligations	169		169	—	—
Contractual obligations	579	82	247	207	40

Total	$3,714	$279	$1,196	$1,021	$1,218

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q, as well as oral statements that may be made by Repligen or by officers, directors or employees of Repligen acting on its behalf, that are not historical facts constitute “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management’s strategy, litigation strategy, costs of legal proceedings, disputes with suppliers, plans and objectives for future operations, clinical trials and results, marketing plans, revenue potential of therapeutic product candidates, product research, intellectual property and development, manufacturing plans and performance, delays in manufacturing by us or our partners, timing of customer orders, the anticipated growth in our target markets, including, without limitation, the market for neuropsychiatric disorders treatment, the market for autoimmune disease treatment and the monoclonal antibody market and projected growth in product sales, costs of operations, sufficiency of funds to meet management objectives and availability of financing and effects of accounting pronouncements constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements, including, without limitation, risks associated with: the success of current and future collaborative relationships, the success of our clinical trials and our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of current and future litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited sales and marketing experience and capabilities, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, our ability to compete with larger, better financed pharmaceutical and biotechnology companies that may develop new approaches to the treatment of our targeted diseases, our history of losses and expectation of incurring continued losses, our ability to generate future revenues, our ability to raise additional capital to continue our drug development programs, our volatile stock price, the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled “Certain Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended March 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We have investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate $129,000 decrease in the fair value of our investments as of September 30, 2004. However, the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer, and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold these investments to maturity, in accordance with our business plans.

As of September 30, 2004, we did not have any debt arrangements that were not reflected in our balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2004, Repligen, under the supervision and with the participation of Repligen’s management, including Walter C. Herlihy, Repligen’s Chief Executive Officer and President (Principal executive, accounting, and financial officer), evaluated the effectiveness of Repligen’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Repligen’s Chief Executive Officer and President (Principal executive, accounting, and financial officer) concluded that, as of September 30, 2004, Repligen’s disclosure controls and procedures are effective in ensuring that material information relating to Repligen required to be disclosed by Repligen in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to Repligen’s management, including Repligen’s Chief Executive Officer and President (Principal executive, accounting, and financial officer), as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in Repligen’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Repligen’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see the Legal Proceedings section of our previously filed periodic reports on Form 10-Q and/or Form 10-K. From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on September 21, 2004. At the Annual Meeting, the stockholders of the Company considered and acted upon a proposal to elect a Board of Directors for the ensuing year.

Proposal 1. Election of Directors:

The stockholders elected all of the Company’s nominees for directors.

Directors	Shares Voting In Favor	Withhold
Robert J. Hennessey*	27,166,553	771,490
Walter C. Herlihy, Ph.D.*	26,263,439	1,674,604
G. William Miller*	27,168,566	769,477
Alexander Rich, M.D.*	25,826,334	2,111,709
Tom F. Ryan, Jr. *	27,170,336	767,707
Paul Schimmel, Ph.D.*	25,831,369	2,106,674

*	Incumbent

ITEM 6. EXHIBITS

(a)	Exhibits

EXHIBIT	DESCRIPTION
3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: November 9, 2004	By:	/s/ Walter C. Herlihy
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