Form 10-Q
period 2004-12-31
REPLIGEN CORP
filed 2005-02-09
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 8, 2005.

Common Stock, par value $.01 per share	30,074,435
Class	Number of Shares

REPLIGEN CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPLIGEN CORPORATION

BALANCE SHEETS

UNAUDITED

	December 31, 2004	March 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$3,323,854	$3,958,677
Marketable securities	14,810,975	9,996,070
Accounts receivable, less reserve of $35,000	611,571	972,249
Inventories	689,140	879,381
Prepaid expenses and other current assets	345,554	328,229

Total current assets	19,781,094	16,134,606

Property, plant and equipment, at cost:
Leasehold improvements	2,311,841	2,311,982
Equipment	1,254,206	1,356,915
Furniture and fixtures	198,961	200,339

	3,765,008	3,869,236
Less: accumulated depreciation and amortization	(1,829,914)	(1,689,625)

Total net fixed assets	1,935,094	2,179,611

Long-term marketable securities	5,496,991	10,708,133
Restricted cash	200,000	200,000
Other assets, net	—	392,520

Total assets	$27,413,179	$29,614,870

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$509,058	$714,291
Accrued expenses	2,121,435	1,736,576

Total current liabilities	2,630,493	2,450,867

Long term liabilities	92,979	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 30,074,435 and 30,036,085 shares issued and outstanding at December 31, 2004 and March 31, 2004, respectively	300,744	300,361
Additional paid-in capital	181,454,845	181,394,602
Deferred compensation	(1,582)	(23,603)
Accumulated deficit	(157,064,300)	(154,507,357)

Total stockholders’ equity	24,689,707	27,164,003
Total liabilities and stockholders’ equity	$27,413,179	$29,614,870

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF OPERATIONS

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Revenue
Product revenue	$2,259,763	$1,303,864	$6,365,649	$4,729,787
Research revenue	—	16,982	—	70,975

Total revenue	2,259,763	1,320,846	6,365,649	4,800,762
Cost of revenue	1,028,615	782,233	2,864,537	2,378,293

Gross profit	1,231,148	538,613	3,501,112	2,422,469

Operating expenses:
Research and development	1,039,812	1,850,476	3,703,122	5,180,540
Selling, general and administrative	1,241,890	915,764	3,410,224	3,829,558

Total operating expenses	2,281,702	2,766,240	7,113,346	9,010,098

Loss from operations	(1,050,554)	(2,227,627)	(3,612,234)	(6,587,629)
Interest income	107,325	100,721	305,291	292,725
Other income	750,000	—	750,000	—

Net loss	$(193,229)	$(2,126,906)	$(2,556,943)	$(6,294,904)

Basic and diluted net loss per share	$(0.01)	$(.07)	$(0.09)	$(0.21)

Basic and diluted weighted average common shares outstanding	30,064,836	29,878,190	30,055,838	29,575,121

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,556,943)	$(6,294,904)
Adjustment to reconcile net loss to net cash used in operating activities:
Issuance of common stock warrants for payment for services	—	52,300
Stock based compensation expense	77,146	56,365
Depreciation and amortization	661,438	677,056
Changes in assets and liabilities:
Accounts receivable	360,678	117,679
Inventories	190,241	(123,897)
Prepaid expenses and other current assets	(17,325)	53,242
Accounts payable	(205,233)	(232,974)
Accrued expenses	384,859	618,732
Long term liabilities	92,979	—

Net cash used in operating activities	(1,012,160)	(5,076,401)

Cash flows from investing activities:
Purchases of marketable securities	(12,308,387)	(20,460,151)
Redemptions of marketable securities	12,704,624	9,971,446
Purchases of property, plant and equipment	(24,401)	(152,147)

Net cash provided by (used in) investing activities	371,836	(10,640,852)

Cash flows from financing activities:
Exercise of stock options	5,501	154,032
Proceeds from issuance of common stock and warrants, net of issuance cost	—	11,825,035

Net cash provided by financing activities	5,501	11,979,067

Net decrease in cash and cash equivalents	(634,823)	(3,738,186)
Cash and cash equivalents, beginning of period	3,958,677	6,108,004

Cash and cash equivalents, end of period	$3,323,854	$2,369,818

Supplemental disclosure of non cash activities:
Non cash purchases of PP&E	$—	$178,173

Disposal of fixed assets no longer in service	$128,629	$—

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

2. Revenue Recognition

We apply Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” to our revenue arrangements. We generate product revenues from the sale of our Protein A products to customers in the pharmaceutical and process chromatography industries and from the sale of SecreFlo™ to hospital-based gastroenterologists. In accordance with SAB No. 104, we recognize revenue related to product sales upon delivery of the product to the customer as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of any related receivable is probable.

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

3. Net Loss Per Share

We apply Statement of Financial Accounting Standard (“SFAS”) No. 128 presenting earnings per share. Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and warrants, is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for the periods presented in the accompanying financial statements do not include the potential common shares from warrants and stock options because to do so would have been antidilutive for the periods presented as the additional common shares from warrants and stock options would lower our diluted net loss per share. Accordingly, basic and diluted net loss per share is the same for all periods presented. At December 31, 2004, there were outstanding options to purchase 2,199,400 shares of our common stock at a weighted average exercise price of $3.00 per share and outstanding warrants to purchase 154,946 shares of our common stock at a weighted average exercise price of $8.82 per share not included in the calculation of earnings per share because to do so would have been antidilutive. At December 31, 2003, there were outstanding options to purchase 2,128,800 shares of the Company’s common stock at a weighted average exercise price of $3.06 per share and warrants to purchase 379,946 shares of the Company’s common stock at a weighted average exercise price of $4.84 per share not included in the calculation of earnings per share because to do so would have been antidilutive.

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

If compensation expense for our stock option plan had been determined in a manner consistent with SFAS No. 123, the pro forma net loss and net loss per share would have been as follows:

	Three months ended December 31, 2004	Three months ended December 31, 2003	Nine months ended December 31, 2004	Nine months ended December 31, 2003
Net Loss as reported	$(193,229)	$(2,126,906)	$(2,556,943)	$(6,294,904)
Add: Stock-based employee compensation expense included in reported net loss	—	21,990	63,167	56,365

Deduct: Stock-based employee compensation expense determined under fair value based method for all employee awards	(189,981)	(307,838)	(800,227)	(711,244)

Pro forma net loss	$(383,210)	$(2,412,754)	$(3,294,003)	$(6,949,783)

Basic and diluted net loss per share:
As reported	$(.01)	$(.07)	$(.09)	$(.21)
Pro forma	$(.01)	$(.08)	$(.11)	$(.23)

5. Cash, Cash Equivalents and Marketable Securities

We apply SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2004, all of our marketable securities are classified as held-to-maturity investments as we have the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year.

Cash and marketable securities consist of the following:

	December 31, 2004	March 31, 2004
Cash	$3,323,854	$3,958,677

Marketable securities
Corporate and other debt securities	$10,283,160	$8,473,699
U.S. Government and agency securities	4,527,815	1,522,371

(Average remaining maturity, 5 months at December 31, 2004)	$14,810,975	$9,996,070

Long-term marketable securities
Corporate and other debt securities	$996,991	$7,147,601
U.S. Government and agency securities	4,500,000	3,560,532

(Average remaining maturity, 17 months at December 31, 2004).	$5,496,991	$10,708,133

Restricted cash of $200,000 is related to our facility lease obligation.

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories at December 31, 2004 and March 31, 2004 consist of the following:

	December 31, 2004	March 31, 2004
Raw materials	$156,765	$85,334
Work-in-process	206,258	213,752
Finished goods	326,117	580,295

Total	$689,140	$879,381

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2004	March 31, 2004
Research & development costs	$471,563	$625,720
Payroll & payroll related costs	306,749	419,318
Professional and consulting costs	331,452	67,334
Royalty expenses	928,512	366,856
Other accrued expenses	77,287	181,350
Unearned revenue	5,872	75,998

	$2,121,435	$1,736,576

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

The following table represents percentage of total revenue classified by geographic area:

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
US	31%	43%	42%	55%
Europe	68%	57%	57%	43%
Other	1%	0%	1%	2%

Total	100%	100%	100%	100%

During the three months ended December 31, 2004 there were two customers who accounted for approximately 66% and 16% of revenues, respectively. During the three months ended December 31, 2003, there were two customers who accounted for approximately 55% and 13% of revenues, respectively. During the nine months ended December 31, 2004 there were two customers who accounted for approximately 54% and 17% of revenues, respectively. During the nine months ended December 31, 2003, there were two customers who accounted for approximately 37% and 13% of revenues, respectively. At December 31, 2004, two customers accounted for 40% and 24% of our accounts receivable. At March 31, 2004, one customer accounted for 59% of accounts receivable.

10. New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) shall be effective for the Company as of the first interim reporting period that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) for the quarter ended September 30, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

At this time, management has not made a decision as to the method it may select.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 4 to our consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), Inventory Costs, an amendment of APB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company is currently evaluating the impact that adoption of SFAS No. 151 will have on its financial position and results of operations.

11. Other Income

Other income for the nine-month period ended December 31, 2004 consists of $750,000 in proceeds from a legal settlement received in November 2004 (for further information, see Legal Proceedings.)

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

Revenue Recognition

We apply Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) to our revenue arrangements. We generate product revenues from the sale of our Protein A products to customers in the pharmaceutical and process chromatography industries, and from the sale of SecreFlo™ to hospital-based gastroenterologists. In accordance with SAB No. 104, we recognize revenue related to product sales upon delivery of the product to the customer as long as there is persuasive evidence of a sale, the price is fixed or determinable and collection of the related receivable is probable.

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

Inventory

We value inventory at cost or, if lower, fair market value. We determine cost using the first-in, first-out method. We regularly review our inventories and record a provision for excess and obsolete inventory based on certain factors that may impact the realizable value of our inventory. Factors we consider include expected sales volume, production capacity and expiration dates. We write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements, to cost of goods sold.

Results of Operations

Three months ended December 31, 2004 vs. December 31, 2003

Total revenue

Total revenue for the three-month periods ended December 31, 2004 and December 31, 2003, was approximately $2,260,000 and $1,321,000 respectively, an increase of $939,000 or 71%. During the three-month period ended December 31, 2004 Protein A sales increased to $1,725,000 from $845,000 during the same period in the prior fiscal year. Our revenues are subject to significant quarterly fluctuations based on the timing of large-scale production orders of Protein A.

Cost of revenue

Cost of revenue for the three-month periods ended December 31, 2004 and December 31, 2003, was approximately $1,029,000 and $782,000, respectively, an increase of $247,000 or 32%. Gross profit for the three-month periods ended December 31, 2004 and 2003 was $1,231,000 or 54% of total revenue and $539,000 or 41% of total revenue, respectively. This increase in costs of revenue is directly attributable to higher sales of Protein A and the Company increasing its provision for excess and expired inventory of approximately $145,000 based on a review of inventory levels on hand. Gross profitability is positively impacted in periods when product sales are higher because there is more dilution of fixed costs.

Operating expenses

Total operating expenses for the three-month periods ended December 31, 2004 and December 31, 2003, were approximately $2,282,000 and $2,766,000, respectively, a decrease of $484,000 or 17%.

Research and development expenses for the three-month periods ended December 31, 2004 and December 31, 2003, were approximately $1,040,000 and $1,850,000, respectively, a decrease of $810,000 or 44%. Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given time period. During the three-month period ended December 31, 2004, this decrease is largely attributable to a decrease in clinical trial expenses of $596,000 and clinical material expenses of $174,000.

Selling, general and administrative expenses for the three-month periods ended December 31, 2004 and December 31, 2003, were approximately $1,242,000 and $916,000 respectively, an increase of $326,000 or 36%. This increase is largely attributable to increased litigation expenses of $390,000 offset by a decrease in other professional expenses of $104,000 during the three-month period ended December 31, 2004.

Interest income

Interest income for the three-month periods ended December 31, 2004 and December 31, 2003 was approximately $107,000 and $101,000 respectively.

Other income

Other income for the quarter ended December 31, 2004 consists of $750,000 in proceeds from a legal settlement received in November 2004 (for further information, see Legal Proceedings.)

Nine months ended December 31, 2004 vs. December 31, 2003

Total revenue

Total revenue for the nine-month periods ended December 31, 2004 and December 31, 2003, was approximately $6,366,000 and $4,801,000 respectively, an increase of $1,565,000 or 33%. During the nine-month period ended December 31, 2004 Protein A sales increased to $4,746,000 from $3,366,000 during the same period in the prior fiscal year. This increase in total revenue is attributable to increased demand for our Protein A and Secreflo™ products during the nine-month period ended December 31, 2004. Our revenues are subject to quarterly fluctuations, based on the timing of large-scale production orders of Protein A.

Cost of revenue

Cost of revenue for the nine-month periods ended December 31, 2004 and December 31, 2003, was approximately $2,865,000 and $2,378,000, respectively, an increase of $487,000 or 20%. Gross profit for the nine-month periods ended December 31, 2004 and 2003 was $3,501,000 or 55% of total revenue and $2,423,000 or 50% of total revenue, respectively. This increase in costs and increase in gross profit is due primarily to increased sales and changes in product mix for our Protein A products. Gross profitability benefited from the dilution of fixed costs with increased sales.

Operating expenses

Total operating expenses for the nine-month periods ended December 31, 2004 and December 31, 2003, were approximately $7,113,000 and $9,010,000, respectively, a decrease of $1,897,000 or 21%.

Research and development expenses for the nine-month periods ended December 31, 2004 and December 31, 2003, were approximately $3,703,000 and $5,180,000, respectively, a decrease of $1,477,000 or 29%. Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given time frame. This decrease is largely attributable to a decrease in clinical material of $378,000, contract research of $102,000 and trial expenses of $767,000, as well as personnel costs of $148,000 during the nine-month period ended December 31, 2004.

Selling, general and administrative expenses for the nine-month periods ended December 31, 2004 and December 31, 2003, were approximately $3,410,000 and $3,830,000 respectively, a decrease of $420,000 or 11%. This decrease is largely attributable to one time marketing expenses of $180,000 for our SecreFlo™ product that were incurred in fiscal year 2004 that were not repeated in fiscal year 2005 as well as decreased professional expenses of $320,000 in fiscal year 2005.

Interest income

Interest income for the nine-month periods ended December 31, 2004 and September 30, 2003, was approximately $305,000 and $293,000, respectively.

Other Income

Other income for the nine-month period ended December 31, 2004 consists of $750,000 in proceeds from a legal settlement received in November 2004 (for further information, see Legal Proceedings.)

Liquidity and capital resources

We have financed our operations primarily through sales of equity securities and revenues derived from product sales and government grants. Our revenue for the foreseeable future will be limited to our product revenue related to Protein A and SecreFlo™. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates will generate revenue and cash flows. Total cash and marketable securities at December 31, 2004 totaled $23,832,000, a decrease of $1,031,000 from $24,863,000 at March 31, 2004.

Our operating activities used approximately $1,012,000 of cash for the nine-month period ended December 31, 2004, with cash uses consisting of a net loss from operations of approximately $2,557,000, which benefited from a one-time payment of $750,000 for a legal settlement, a decrease in accounts payable of $205,000 and an increase in prepaid expenses of $17,000. These uses of cash were offset by non-cash charges of approximately $661,000 for depreciation and amortization, $77,000 for stock based compensation expense, as well as a decrease in accounts receivable of $361,000, a decrease in inventories of $190,000, an increase in long term liabilities of $93,000 and accrued expenses of $385,000.

Our cash was reduced by capital expenditures of $24,000 for the nine-month period ended December 31, 2004. Our investing activities provided cash of approximately $372,000 primarily from redemptions of marketable securities. We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer (with the exception of U.S. treasury obligations) and type of investment. We do not expect any material loss from our investment in marketable securities.

Working capital increased to $17,151,000 at December 31, 2004 from $13,684,000 at March 31, 2004 primarily as a result of the redemption of long-term marketable securities and the purchase of short-term marketable securities.

We rely on a single supplier, ChiRhoClin, Inc., for our SecreFlo™ product. In February 2004, we terminated our Licensing Agreement with ChiRhoClin for breach. We believe we have the right, in accordance with the terms of the Licensing Agreement, to recover certain payments made to ChiRhoClin, totaling approximately $5 million, from ChiRhoClin’s share of royalties on sales of SecreFlo™ and that ChiRhoClin is obligated to continue to supply SecreFlo™ and that we retain the right to sell SecreFlo™ until such payments have been recovered. ChiRhoClin has filed a counterclaim alleging that Repligen has wrongfully terminated the Licensing Agreement. In its counterclaim, ChiRhoClin seeks to recover $1,750,000 in additional milestones payments, withheld royalty payments and future royalty payments. Accrued expenses as of December 31, 2004 include approximately $929,000 for these royalty payments. The milestone payments of $1,750,000 are not included as accrued expenses. (Please see the Legal Proceedings section of our previously filed periodic reports on Form 10-Q and/or Form 10K for further information.)

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

Commitments

As of December 31, 2004 we had the following fixed obligations and commitments:

	Payments Due By Period
	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$2,874	$391	$795	$939	$749
Purchase obligations	169	101	68	—	—
Contractual obligations	554	161	227	131	35

Total	$3,597	$653	$1,090	$1,070	$784

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate

$94,000 decrease in the fair value of our investments as of December 31, 2004. However, the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer, (with the exception of U.S. treasury obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold these investments to maturity, in accordance with our business plans.

As of December 31, 2004, we did not have any debt arrangements that were not reflected in our balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2004, Repligen, under the supervision and with the participation of Repligen’s management, including Walter C. Herlihy, Repligen’s Chief Executive Officer and President (Principal executive, accounting, and financial officer), evaluated the effectiveness of Repligen’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Repligen’s Chief Executive Officer and President (Principal executive, accounting, and financial officer) concluded that, as of December 31, 2004, Repligen’s disclosure controls and procedures are effective in ensuring that material information relating to Repligen required to be disclosed by Repligen in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to Repligen’s management, including Repligen’s Chief Executive Officer and President (Principal executive, accounting, and financial officer), as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in Repligen’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Repligen’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 21, 2001 Repligen was named as a codefendant with the Regents of the University of California (the “Regents”) in an action filed by Pro-Neuron, Inc. (“Pro-Neuron”) (now known as Wellstat Therapeutics Corporation) in the Superior Court of California, County of San Diego alleging claims of breach of contract and seeking to void the License Agreement between Repligen and The University of California. (“UCSD License Agreements”). On November 16, 2004, the Regents, Pro-Neuron and Repligen entered into settlement agreements (the “Settlement”) under which Repligen and the Regents amended the UCSD License Agreements to exclude the field of acylated pyrimidines, including triacetyluridine (“TAU”). Pursuant to the Settlement, Repligen has agreed not to initiate any additional clinical studies of acylated pyrimidines, including TAU. Repligen agreed to assign to Pro-Neuron inventions, if any, from its previously completed Phase I study in bipolar disorder/major depression, involving the use of acylated pyrimidines, but Repligen will retain the rights to any inventions for all other chemical entities. Following the execution of the Definitive Agreements, Pro-Neuron and the Regents paid Repligen $750,000. Please also see our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and our Annual Report on Form 10-K for the year ended March 31, 2004 for more information on this legal proceeding.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or results of operations.

ITEM 6. EXHIBITS

(a)	Exhibits

EXHIBIT	DESCRIPTION
3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).
3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.1*	Wellstat/Repligen Settlement Agreement by and among The Regents of the University of California, Robert Naviaux and Repligen Corporation and dated as of November 16, 2004 (with certain confidential information deleted) (filed herewith).

10.2*	Regents/Repligen Settlement Agreement by and between Wellstat Therapeutics Corporation (formerly Pro-Neuron, Inc.) and Repligen Corporation and dated as of November 16, 2004 (with certain confidential information deleted) (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Confidential Treatment has been requested for portions of this exhibit and is pending clearance with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: February 9, 2005	By:	/s/ Walter C. Herlihy
Chief Executive Officer and President,
(Principal Executive, Financial and Accounting Officer)
Repligen Corporation

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.1*	Wellstat/Repligen Settlement Agreement by and among The Regents of the University of California, Robert Naviaux and Repligen Corporation and dated as of November 16, 2004 (with certain confidential information deleted) (filed herewith).

10.2*	Regents/Repligen Settlement Agreement by and between Wellstat Therapeutics Corporation (formerly Pro-Neuron, Inc.) and Repligen Corporation and dated as of November 16, 2004 (with certain confidential information deleted) (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Confidential Treatment has been requested for portion of this exhibit and is pending clearance with the Securities and Exchange Commission.