Form 10-K
period 2005-03-31
REPLIGEN CORP
filed 2005-06-14
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☒    No  ☐.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $53,067,887.

The number of shares of outstanding of the registrant’s common stock as of June 10, 2005 was 30,094,435.

DOCUMENTS INCORPORATED BY REFERENCE

The Company intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2005. Portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. BUSINESS.

The following discussion of our business contains forward-looking statements that involve risks and uncertainties. When used in this report, the words “intend,” “anticipate,” “believe,” “estimate,” “plan” and “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements and are a result of certain factors, including those set forth under “Certain Factors that May Affect Future Results” and elsewhere in this Annual Report on Form 10-K.

We are developing novel therapeutics for the treatment of diseases of the central nervous system. Some of our investment in these product candidates is being funded from the profits from two products which we are currently marketing. We also own intellectual property on two biological therapies which may provide future revenues to support our product development efforts in neuropsychiatric disease.

Our business strategy is to maintain full commercial rights to our product candidates through “proof of principle” clinical studies after which we may seek corporate partners for further development and marketing. We partially fund the development of our proprietary therapeutic product candidates with the profits derived from the sales of our commercial products. This will enable us to independently advance our product candidates while at the same time minimize our operating losses.

We were incorporated in May 1981, under the laws of the State of Delaware. Our principle executive offices are at 41 Seyon Street, Waltham, Massachusetts 02453 and our telephone number is (781) 250-0111.

Currently Marketed Products

We currently sell two products: Protein A products which are used in the production of monoclonal antibodies and SecreFlo™, a synthetic form of the hormone secretin which is used as an aid in the diagnosis of certain pancreatic disorders.

Protein A Products for Antibody Manufacturing

Protein A is widely used in the purification of therapeutic monoclonal antibodies. Most therapeutic monoclonal antibodies are manufactured by the fermentation of mammalian cells that express the monoclonal antibody. The antibody product is typically produced by a process in which an impure fermentation broth containing the desired antibody product is passed over a solid support to which Protein A has been chemically attached or “immobilized”. The immobilized Protein A binds the antibody product while other impurities are washed away. The antibody is then recovered from the support in a substantially purified form.

We manufacture and market several products based on recombinant forms of Protein A. Our primary customers incorporate our Protein A products into their proprietary antibody purification systems that they sell directly to the biotechnology and pharmaceutical industry. In February 2005 we announced an amended and expanded Supply Agreement (“the Agreement”) with GE Healthcare (“GEHC”), the leading supplier of purification products to the biopharmaceutical industry and the largest consumer of Protein A. The Agreement calls for Repligen to be the primary supplier of Protein A to GEHC through 2010. We are also collaborating with GEHC to scale-up the production of a modified form of Protein A which may provide additional value to the producers of monoclonal antibodies. The majority of our product sales for the last three years have been sales of Protein A products.

Sales of therapeutic monoclonal antibodies have increased from $300 million in 1997 to approximately $9.4 billion in 2004. This growth is based on the increasing use of therapeutic antibodies, including Erbitux® for colon cancer, Synagis® for RSV infection and Remicade® for Crohn’s disease and arthritis. There are more than 100 additional monoclonal antibodies in various stages of clinical testing which may lead to additional growth of the antibody market and in turn, increased demand for Protein A.

SecreFlo™ for Pancreatic Diagnosis

In October 1999, we licensed exclusive commercial rights to a diagnostic product based on a synthetic form of porcine (pig-derived) secretin, which we market as SecreFlo™, from ChiRhoClin, Inc. (“ChiRhoClin”), a private company. ChiRhoClin is our sole supplier of SecreFloTM. SecreFlo™ is approved by the U.S. Food and Drug Administration (“FDA”) as an aid in the diagnosis of chronic pancreatitis and gastrinoma (a form of cancer) and as an aid during endoscopic retrograde cholangiopancreatography (“ERCP”), a gastrointestinal procedure. In 2004 we terminated our agreement with ChiRhoClin for breach and filed an arbitration proceeding against ChiRhoClin for their alleged failure to meet certain obligations related to product and clinical development. In May 2005 we announced the settlement of the arbitration proceeding through an agreement by which we will continue to sell SecreFlo™ for the next several years (For more information about recent developments regarding SecreFlo™, please see “Patents, Licenses and Proprietary Rights—SecreFlo™”).

Intellectual Property on Monoclonal Antibody Products

Erbitux®

Erbitux® is an antibody developed by ImClone Systems (“Imclone”) which was approved by the FDA in February 2004 for the treatment of certain forms of colon cancer. We believe that Erbitux® is manufactured with a cell line created by a company whose assets were subsequently acquired by Repligen. This cell line contains certain patented genetic technologies (“DNA enhancers”) which increase the productivity of a cell line. This patent is assigned to MIT and exclusively licensed to Repligen. Imclone has announced that it manufactured approximately $1 billion of Erbitux® as of February 2004 which will be sold over the next several years. In May 2004 Repligen and MIT filed a lawsuit against Imclone alleging that Imclone has infringed our patent rights in its production of Erbitux®. Our patent expired in May 2004 and we have applied for a 5 year term extension for the patent or until May 2009.

CTLA4-Ig

CTLA4 is a key regulator of the activity of the immune system which “turns off” the immune system after it has successfully cleared a bacterial or viral infection by blocking the activation of T-cells, the immune cells responsible for activating an immune response. In the 1990’s our collaborators at the University of Michigan and the U.S. Navy demonstrated in animal models that a soluble form of CTLA4 (“CTLA4-Ig”) could be used to block organ transplant rejection and treat certain autoimmune diseases. Additional animal and human studies by many other groups have confirmed that CTLA4-Ig may be useful in treating diseases such as rheumatoid arthritis, multiple sclerosis, lupus, psoriasis and organ transplant rejection. CTLA4-Ig’s mechanism of action is different from any current therapy for autoimmune disease or organ transplant rejection, thus it may provide a treatment for patients who are refractory to current therapies.

In February 2004 we were issued a U.S. patent covering the use of CTLA4-Ig for the treatment of rheumatoid arthritis, multiple sclerosis and lupus. This patent is in force until 2021. In August 2004 we were issued a European patent covering the use of CTLA4-Ig for the treatment of autoimmune disease including rheumatoid arthritis as well as organ transplant rejection. This patent is in force until 2013.

In April 2005 Bristol-Myers Squibb (“Bristol”) announced that they had completed the filing of a Biological License Application with the FDA in March 2005 for the use of CTLA4-Ig for the treatment of rheumatoid arthritis and had previously stated that this application has been given “Fast Track” designation by the FDA. If the FDA approves Bristol’s CTLA4-Ig we will seek to license our patent to them.

Development Stage Products for Neuropsychiatric Disorders

Schizophrenia

Schizophrenia is a serious, disabling and chronic mental disorder that affects 2 million people in the United States. Schizophrenia is characterized by thought disorders such as delusions or hallucinations, as well as social withdrawal, lack of initiative, and cognitive deficits. Current antipsychotic drugs are effective in reducing thought disorders in some patients but have limited effects on the social withdrawal or cognitive symptoms. The total cost for the care and treatment of patients with schizophrenia in the United States in 2000 was $40 billion.

Secretin is a hormone produced in the small intestine that regulates the function of the pancreas as part of the process of digestion. More recently, secretin and its receptor have been found in the central nervous system, suggesting a possible role as a neurotransmitter. In February 2005 we reported initial data from our double-blind, placebo-controlled Phase 2a clinical trial to evaluate secretin in patients with refractory schizophrenia. In this study patients received an intravenous dose of secretin or a placebo twice a week for two weeks. The Phase 2a study produced mixed results with a trend towards improvement in a physician’s overall assessment of the patients called Clinical Global Impression or CGI; however, no differences were observed between the groups with the Positive and Negative Syndrome Scale, a commonly used scale which assesses the core symptoms of schizophrenia. Similar results were seen in a Phase 1 study conducted by investigators at the University of North Carolina. In our Phase 2a study several patients engaged in a quantitative cognitive testing paradigm after their first dose to assess the impact of secretin on a cognitive deficit characteristic of schizophrenics, which would not be expected to be captured by the standard symptom scales. The results suggested that further investigation of the impact of secretin on this symptom is warranted. We are currently designing a follow-up study to determine if this observation is reproducible and drug-dependent.

Anxiety Disorders

Anxiety disorders including Obsessive-Compulsive Disorder, Post Traumatic Stress Syndrome and Generalized Anxiety Disorder affect more than 20 million people in the United States each year. We have demonstrated that one of the targets of secretin in the brain is the amygdala, a region which is recognized as the center of the fear and anxiety response. In a recent publication, we demonstrated in collaboration with academic researchers that secretin is active in an animal model of anxiety.

We are currently conducting a Phase 1 clinical study of secretin in an anxiety disorder called Obsessive-Compulsive Disorder in which we are increasing the dose frequency to three times a week and using a subcutaneous dose form designed to increase the total exposure of the patient from each dose by 5-fold compared to the intravenous or IV dosing used in the schizophrenia and autism studies. Our subcutaneous formulation provides a significantly longer exposure to the drug with equal or fewer side-effects which may impact the duration of potential benefits.

Bipolar disorder

Bipolar disorder, also known as manic depression, is marked by extreme changes in mood, energy and behavior in which a person can alternate between mania (highs) and depression (lows). Bipolar disorder affects more than 2 million adults in the United States. Current drug therapy for bipolar disorder includes the use of lithium or valproic acid. However side effects are frequent and troublesome, and patients do not respond fully, leading to frequent recurrences of mania and depression.

Uridine is a naturally occurring molecule essential for the synthesis of DNA, RNA and many aspects of protein, lipid and carbohydrate synthesis and metabolism. We are evaluating the potential of uridine for bipolar disorder and major depression. Preclinical studies conducted by academic researchers have demonstrated that uridine is active in an established animal model of depression. We have completed a Phase 1 trial of a prodrug of uridine in patients with bipolar disorder or major depression. This study showed that the use of uridine in these patients was well tolerated and provided preliminary evidence of a clinical effect in bipolar patients. We are currently conducting a pilot study to assess the bioavailability of a solid dose formulation of uridine. If successful, we may initiate a placebo-controlled, Phase 2 trial of uridine in patients with bipolar disorder.

Repligen’s Business Strategy

Our business strategy is to retain full commercial rights to our product candidates until we demonstrate “proof of principle” in controlled clinical trials, after which we may elect to complete product development or seek a development and marketing partner. In order to cost effectively advance our portfolio of product candidates, we seek to manufacture clinical trial materials through outside contract vendors and to partially fund the development of our proprietary therapeutic product candidates with the profits derived from the sales of our commercial products: Protein A and SecreFlo™. This will enable us to independently advance our proprietary drug development programs while at the same time minimize our operating losses.

Sales and Marketing

We sell our Protein A products primarily through value-added resellers including GE Healthcare, and Applied Biosystems, Inc. as well as through distributors in certain foreign markets. We market SecreFlo™ directly to gastroenterologists in the United States.

Customers

Customers for our Protein A products include chromatography companies, diagnostics companies, biopharmaceutical companies and laboratory researchers. During fiscal year 2005, the customers that accounted for more than 10% of our total revenue were GE Healthcare, Applied Biosystems and Cardinal Healthcare. During fiscal 2004, the customers that accounted for more than 10% of our total revenue were GE Healthcare and Cardinal Healthcare. During fiscal year 2003, we commenced selling SecreFlo™, a diagnostic product that is marketed in the U.S., to hospital-based gastroenterologists.

Geographic Reporting

Of our fiscal 2005 revenue, 43% is attributable to U.S. customers and 56% is attributable to foreign customers, of which 77% is attributable to three customers. Of our fiscal 2004 revenue, 50% is attributable to U.S. customers and 50% is attributable to foreign customers, of which 64% is attributable to three customers. Of our fiscal 2003 revenue, 46% is attributable to U.S. customers and 54% is attributable to foreign customers, of which 66% is attributable to two customers.

Employees

As of June 7, 2005 we had 37 employees. Of those employees, 27 were engaged in research, development and manufacturing and 10 in administrative and marketing functions. Eleven of our employees hold doctorates or other advanced degrees. Each of our employees has signed a confidentiality agreement. None of our employees are covered by collective bargaining agreements.

Patents, Licenses and Proprietary Rights

Our policy is to seek patent protection for our therapeutic product candidates. We pursue patent protection in the United States and file corresponding patent applications in relevant foreign jurisdictions. We believe that patents are an important element in the protection of our competitive and proprietary position, but other elements, including trade secrets, orphan drug status and know-how, may also be important. We own or have exclusive rights to more than 15 issued U.S. patents and corresponding foreign equivalents. The terms of such patents expire at various times between 2009 and 2021. No patent material to our business expires before 2009. In addition, we have rights to more than 20 U.S. pending patent applications and corresponding foreign applications. The invalidation of key patents owned or licensed by us or the failure of patents to issue on pending patent applications could create increased competition, with potential adverse effects on our business prospects. For each of our license agreements where we license the rights to patents or patent applications, the license will terminate on the day that the last to expire patent covered by each such license agreement expires.

We also rely upon trade secret protection for our confidential and proprietary information. Our policy is to require each of our employees, consultants, business partners and significant scientific collaborators to execute confidentiality agreements upon the commencement of an employment, consulting or business relationship with us. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual in the course of rendering services to Repligen shall be our exclusive property.

Secretin

We are currently prosecuting patent applications for the use of secretin for the treatment of anxiety disorders and schizophrenia in the United States and key foreign markets. In March 2003, the University of North Carolina (“UNC”) filed patent applications claiming the use of secretin for the treatment of certain other behavioral disorders, including schizophrenia. In March 2004, we exclusively licensed UNC’s rights in this area, which is unrelated to SecreFlo™.

CTLA4-Ig

We are the exclusive licensee of all CTLA4-Ig patent rights owned by the University of Michigan (“Michigan”). In 1992, we licensed the rights to certain CTLA4 related patent applications from Michigan. In 1995, we assigned these patent rights to Genetics Institute, Inc. In 1996, Genetics Institute, Inc. returned to us the entirety of those rights which relate to CTLA4-Ig. In 1999, we executed an agreement with Genetics Institute and Michigan which ratified Michigan’s grant of an exclusive license of the CTLA4-Ig rights to us. In February 2004, a U.S. patent (the “CTLA4-Ig Use Patent”) issued, to which we own the exclusive rights through license agreements with Michigan and the U.S. Navy. The CTLA4-Ig Use Patent has claims that cover the use of CTLA4-Ig to treat rheumatoid arthritis, multiple sclerosis, and certain other autoimmune disorders and is assigned to Michigan and the U.S. Navy. The CTLA4-Ig Use Patent expires in 2021. In August 2004 we were issued a European patent covering the use of CTLA4-Ig in the treatment of autoimmune disease including rheumatoid arthritis as well as organ transplant. This patent is in force until 2013. Under the European system third parties can file oppositions to patents during the nine months following issuance of a European patent. On May 4, 2005, Bristol filed an opposition to our European patent which initiates the opposition process.

Uridine

In November 2000 and December 2000, Repligen entered into two license agreements (the “UCSD Uridine License Agreements”) with the University of California, San Diego (“UCSD”) for certain patent applications pertaining to the use of uridine and uridine derivatives for the treatment of mitochondrial disease and purine autism. On June 21, 2001, Pro-Neuron, Inc. filed a complaint (the “Pro-Neuron Complaint”) against the Regents of the University of California (the “Regents”) and Repligen in the Superior Court of California, County of San Diego seeking to void the UCSD Uridine License Agreement relating to treatment of mitochondrial disease entered into between Repligen and the UCSD. Pro-Neuron subsequently amended the complaint to include the UCSD Uridine License Agreement related to purine autism and claims for misappropriation of trade secrets.

In June 2003, Repligen agreed to restructure the UCSD License Agreements to exclude the field of acylated pyrimidines, including triacetyluridine, which we sometimes refer to as RG2133. (For more information on our intellectual property rights to uridine and related compounds for the treatment of mitochondrial disease, please see “Legal Proceedings.”)

In April 2004, a U.S. patent was issued to Repligen and University of California, which claims methods of treating certain developmental disorders, including certain forms of autism, with uridine compositions which expires in October 2020.

Protein A

We own a U.S. patent covering recombinant Protein A, which expires in 2009, as well as significant know-how in the manufacture of high-purity Protein A. We also own a U.S. patent covering modified forms of Protein A, which was non-exclusively licensed to Amersham Biosciences (now GE Healthcare) in 1998 as part of a ten year agreement, which was amended and expanded in 2005 until 2010, covering the supply of Protein A to GE Healthcare.

In addition to its utility in antibody manufacture, Protein A may also be useful in human therapy based on its activity as a B-cell toxin. Repligen has exclusively licensed rights from the University of California, San Diego to a patent application which claims a variety of potential therapeutic uses of Protein A. Foreign equivalents of this patent application are also pending.

Research and Development

For the past three years, we have devoted substantially all of our resources on the research and development of therapeutic product candidates and our commercial products and product candidates discussed herein. We spent $5,037,000 in fiscal 2005, $6,484,000 in fiscal 2004, and $5,227,000 in fiscal 2003 on company-sponsored research and development activities.

Competition

Our Protein A and SecreFlo™ products compete on the basis of quality, performance, cost effectiveness, and application suitability with numerous established technologies. Additional products using new technologies that may be competitive with our products may also be introduced. Many of the companies selling or developing competitive products have financial, manufacturing and distribution resources significantly greater than ours.

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

Manufacturing

Protein A for Antibody Manufacturing

We manufacture Protein A products from recombinant strains of bacteria. We manufacture Protein A for GE Healthcare under a ten-year supply agreement which was initiated in December 1998. In February 2005 we announced an amended and expanded Supply Agreement with GE Healthcare (“GEHC”), the leading supplier of purification products to the biopharmaceutical industry and the largest consumer of Protein A. Third parties carry out certain fermentation and certain recovery operations. The purification, certain recovery, immobilization, packaging and quality control testing of Protein A are conducted at our facilities. We maintain an active quality assurance effort to support the regulatory requirements of our customers. We purchase raw materials from more than one commercially established company and believe that the necessary raw materials are currently commercially available in sufficient quantities necessary to meet demand.

SecreFlo™ (synthetic porcine secretin)

SecreFlo™, our diagnostic secretin product, is purchased from ChiRhoClin who contracts with third parties for the synthesis of the drug substance and the drug product. This company is our sole supplier for this product. Under the terms of a settlement agreement, ChiRhoClin is obligated to deliver a certain amount of SecreFlo™ to Repligen over the next few years. After depletion of all supplies of SecreFlo™, including those to be delivered under the settlement agreement, Repligen will cease marketing and selling SecreFlo™. (For more information about the settlement agreement with ChiRhoClin, please see “Legal Proceedings”).

Therapeutic Product Candidates

We currently rely, and will continue to rely, for at least the next few years, upon contract manufacturers for both the procurement of raw materials and to produce our product candidates for use in our clinical trials. Our product candidates will need to be manufactured in a facility by processes that comply with the FDA’s good manufacturing practices and other similar regulations. It may take a substantial period of time to begin manufacturing our products in compliance with such regulations. If we are unable to establish and maintain relationships with third parties for manufacturing sufficient quantities of our product candidates and their components that meet our planned time and cost parameters, the development and timing of our clinical trials may be adversely affected.

We purchase raw materials from more than one commercially established company. Our necessary raw materials are currently commercially available in quantities far in excess of the scale required to complete all of our future planned clinical trials.

Government Regulation

The development of drug candidates is subject to regulation in the United States by the FDA and abroad by foreign equivalents. Product development and approval within the FDA regulatory framework usually takes a significant number of years and involves the expenditure of substantial capital resources. Timelines for development are uncertain.

Before clinical testing in the United States of any drug candidate may begin, FDA requirements for preclinical efficacy and safety must be completed. Required toxicity testing typically involves characterization of the drug candidate in several animal species. Safety and efficacy data are submitted to the FDA as part of an Investigational New Drug Application (“IND”) and are reviewed by the FDA prior to the commencement of human clinical trials.

Clinical trials involve the administration of the drug to human volunteers or patients under the supervision of a qualified investigator, usually a physician, with an FDA-approved protocol. Human clinical trials are typically conducted in three sequential phases:

•	Phase 1 clinical trials represent the initial administration of the investigational drug to a small group of human subjects to test for safety (adverse effects), dose tolerance, absorption, biodistribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence regarding efficacy.

•	Phase 2 clinical trials typically involve a small sample of the actual intended patient population and seek to assess the efficacy of the drug for specific targeted indications, to determine dose tolerance and the optimal dose range, and to gather additional information relating to safety and potential adverse effects.

•	Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase 3 clinical trials are initiated to establish further clinical safety and efficacy of the investigational drug in a broader sample of the general patient population at multiple study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for product approval. The Phase 3 clinical development program consists of expanded, large-scale studies of patients with the target disease or disorder, to obtain definitive statistical evidence of the efficacy and safety of the proposed product.

All data obtained from a comprehensive development program are submitted in a New Drug Application (“NDA”) to the FDA and the corresponding agencies in other countries for review and approval. The NDA includes information pertaining to clinical studies and the manufacture of the new drug. Review of an NDA by the FDA can be a time-consuming process, and the FDA may request that we submit additional data or carry out additional studies.

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

Even if we or our collaborative partners receive regulatory approval of a product, such approval may be subject to limitations on the indicated uses for which the product may be marketed, which may limit the size of the market for the product or contain requirements for costly post-marketing follow-up studies. The manufacturers of our products for which we or our collaborative partners have obtained marketing approval will be subject to continued review and periodic inspections by the FDA and other regulatory authorities. The subsequent discovery of previously unknown problems with the product, clinical trial subjects, or with a manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market.

If we or our collaborative partners fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

If we are unable to obtain, maintain and enforce patents for our products, we will not be able to succeed commercially.

We must obtain and maintain patent and trade secret protection for those of our products and processes for which patent protection is available in order to protect them from unauthorized use and to produce a financial return consistent with the significant time and expense required to bring our products to market. Our success will depend, in part, on our ability to:

•	obtain and maintain patent protection for our products and manufacturing processes;

•	preserve our trade secrets;

•	operate without infringing the proprietary rights of third parties; and

•	secure licenses from others on acceptable terms.

We cannot be sure that any patent applications relating to our products that we will file in the future or that any currently pending applications will issue on a timely basis, if ever. Since patent applications in the United States filed prior to November 2000 are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. Even if patents are issued, the degree of protection afforded by such patents will depend upon the:

•	scope of the patent claims;

•	validity and enforceability of the claims obtained in such patents; and

•	our willingness and financial ability to enforce and/or defend them.

The patent position of biotechnology and pharmaceutical firms is often highly uncertain and usually involves complex legal and scientific questions. Moreover, no consistent policy has emerged in the United States and in many other countries regarding the breadth of claims allowed in biotechnology patents. Patents which may be granted to us in certain foreign countries may be subject to opposition proceedings brought by third parties or result in suits by us, which may be costly and result in adverse consequences for us.

In some cases, litigation or other proceedings may be necessary to assert claims of infringement, to enforce patents issued to us or our licensors, to protect trade secrets, know-how or other intellectual property rights we own or to determine the scope and validity of the proprietary rights of third parties. Such litigation could result in substantial cost to us and diversion of our resources. An adverse outcome in any such litigation or proceeding could have a material adverse effect on our business, financial condition and results of operations.

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

Other types of situations in which we may become involved in patent litigation or other intellectual property proceedings include:

•	We may initiate litigation or other proceedings against third parties to seek to invalidate the patents held by such third parties or to obtain a judgment that our products or services do not infringe such third parties’ patents.

•	We may initiate litigation or other proceedings against third parties to seek to enforce our patents against infringement.

•	If our competitors file patent applications that claim technology also claimed by us, we may participate in interference or opposition proceedings to determine the priority of invention.

•	If third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we will need to defend against such claims.

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

For more information about the legal proceeding in which we are involved, please see “Legal Proceedings.”

We may become involved in litigation or other proceedings with collaborative partners, which may be time consuming, costly and could result in delays in our development and commercialization efforts.

We conduct some of our development activities, and conduct most of our commercialization activities, through collaborations with collaborative partners. Therefore, any disputes with such partners that lead to litigation or similar proceedings may result in us incurring legal expenses, as well as facing potential legal liability. Such disputes, litigation or other proceedings are also time consuming and may cause delays in our development and commercialization efforts.

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

If in the future we determine to perform sales, marketing and distribution functions ourselves, we would face a number of additional risks, including:

•	we may not be able to attract and build a significant marketing staff or sales force;

•	the cost of establishing a marketing staff or sales force may not be justifiable in light of any product revenues; and

•	our direct sales and marketing efforts may not be successful.

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

We currently rely upon third parties to produce material for preclinical and clinical testing purposes and expect to continue to do so in the future. We also expect to rely upon third parties, including our collaborative partners, to produce materials required for the commercial production of certain of our products if we succeed in obtaining necessary regulatory approvals. We believe that there is no proprietary aspect to the manufacture of our products. However, there are only a limited number of manufacturers that operate under the FDA’s regulations for good manufacturing practices which are capable of and/or approved to manufacture our products. Timing for the initiation of new manufacturers is uncertain, and, if we are unable to arrange for third party manufacturing of our products on a timely basis, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them.

We rely on a single supplier (ChiRhoClin) for our SecreFlo™ product. Under the terms of our settlement agreement, ChiRhoClin is obligated to deliver a certain amount of SecreFlo™ to Repligen over the next few years. After depletion of all supplies of SecreFlo™, including those to be delivered under the settlement agreement, Repligen will cease marketing and selling SecreFlo™. In the event that we are unable to acquire additional products, our revenues may be negatively impacted. (For more information about the settlement agreement regarding SecreFlo™, please see “Legal Proceedings.”) We currently rely upon third parties for fermentation relating to our Protein A products.

We believe that there is no proprietary aspect to the manufacture of our commercial products. However, timing for the initiation of new manufacturers is uncertain, and, if we are unable to arrange for third party manufacturing of our products on a timely basis, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them. To the extent that we enter into manufacturing arrangements with third parties, we are dependent upon these third parties to perform their obligations in a timely manner. If such third party suppliers fail to perform their obligations, we may be adversely affected in a number of ways, including:

•	we may not be able to meet commercial demands for our products;

•	we may not be able to initiate or continue clinical trials of products that are under development;

•	we may be delayed in completing our clinical trials of products under development; and

•	we may be delayed in submitting applications for regulatory approvals for our products.

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

Other factors that we believe will materially affect market acceptance of our products and services include:

•	the timing of receipt of marketing approvals and the countries in which such approvals are obtained;

•	the safety, efficacy and ease of administration of our products;

•	the success of physician education programs;

•	the availability of government and third party payor reimbursement of our products; and

•	competition from products which may offer better safety, efficacy or lower cost.

We compete with pharmaceutical and biotechnology companies who are capable of developing new approaches that could make our products and technology obsolete.

The market for therapeutic and commercial products is intensely competitive, rapidly evolving and subject to rapid technological change. Pharmaceutical and biotechnology companies may have substantially greater financial, manufacturing, marketing, and research and development resources than we have. New approaches by these competitors may make our products and technologies obsolete or noncompetitive.

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

We need additional long-term financing to develop our drug development programs through the clinical trial process as required by the FDA and to develop our commercial products business. We also need additional long-term financing to support future operations and capital expenditures, including capital for additional personnel and facilities. If we spend more money than currently expected for our drug development programs and our commercial products business, we will need to raise additional capital by selling debt or equity securities, by entering into strategic relationships or through other arrangements. We may be unable to raise any additional amounts on reasonable terms or when they are needed due to the volatile nature of the biotechnology marketplace. If we are unable to raise this additional capital, we may have to delay or postpone critical clinical studies or abandon other development programs.

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

Anti-takeover provisions may deter a third party from acquiring us, limiting our stockholders’ ability to profit from such a transaction.

Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock, of which 40,000 have been reserved for issuance in connection with our stockholder rights plan, and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. We also adopted a “poison pill” stockholder rights plan that will dilute the stock ownership of acquirers of our common stock upon the occurrence of certain events. This stockholder rights plan could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person becomes an interested stockholder, unless the business combination is approved in a prescribed manner. This provision could have the effect of delaying or preventing a change of control of the Company. Section 203 and the stockholder rights plan may have the effect of deterring hostile takeovers or delaying or preventing changes in our management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Changes in the securities laws and regulations have increased, and are likely to continue to increase our costs.

The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and the Nasdaq have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards have increased our legal costs and financial and accounting costs, and we expect these increased costs to continue. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors.

Item 2. PROPERTIES.

We lease approximately 25,000 square feet of space in Waltham, Massachusetts, of which approximately 10,000 square feet is manufacturing and laboratory space. The remaining space is used as office space. Our lease expires in January 2013, with options to extend for two five-year periods. During fiscal 2005, we incurred aggregate rental costs for our facility, excluding maintenance, taxes and utilities, of approximately $394,000. Our space is adequate for our current use and for the foreseeable future.

Item 3. LEGAL PROCEEDINGS.

ImClone Systems, Inc.

In May 2004 Repligen Corporation and The Massachusetts Institute of Technology (“MIT”) filed an action for patent infringement in the United States District Court for the District of Massachusetts against ImClone Systems, Inc. (“Imclone”) for infringement of a U.S. Patent No. 4,663,381 (“the Erbitux® Patent”) based on Imclone’s manufacture and sale of the cancer drug Erbitux®. The technology covered by the Erbitux® Patent, which was developed and patented by MIT, covers certain genetic elements, DNA enhancers, that increase protein production in a mammalian cell. Repligen is the exclusive licensee of MIT for the Erbitux Patent. Repligen and MIT believe that Damon Biotech, a predecessor of Repligen, developed the cell line which is used to manufacture Erbitux® in 1990 for the National Cancer Institute and used the technology which is the basis of the Erbitux Patent. Repligen seeks relief, including compensation in the form of royalties for the material Imclone sold prior to the expiration of the Erbitux Patent. Repligen and MIT have also filed an application for patent term extension for the Erbitux Patent, which if granted will extend the term of the patent to May 2009.

ChiRhoClin, Inc.

In February 2004, Repligen terminated the September 1999 Licensing Agreement with ChiRhoClin, its supplier of SecreFlo™, based on ChiRhoClin’s alleged failure to meet its obligations under the Licensing Agreement.

On April 9, 2004, Repligen filed an arbitration demand against ChiRhoClin with the American Arbitration Association in New York seeking to recover payments made to ChiRhoClin and additional damages. In this arbitration demand, Repligen alleged that ChiRhoClin breached several of its obligations under the September 1999 Licensing Agreement including failure to use best efforts to obtain various FDA approvals and to manufacture and supply SecreFlo™ in a timely manner. In June 2004, ChiRhoClin filed a counterclaim alleging that Repligen had wrongfully terminated the Licensing Agreement.

On May 9, 2005, Repligen entered into a Settlement Agreement (the “Agreement”) with ChiRhoClin, Inc., in full settlement of their arbitration proceedings described above. Under the terms of the Agreement, Repligen received a payment of $750,000 and will be entitled to continue to market SecreFlo™ for the next several years under a royalty structure more favorable to Repligen than under the Licensing Agreement. ChiRhoClin is obligated to deliver a certain amount of SecreFlo™ to Repligen over the next few years. After depletion of all supplies of SecreFlo™, including those to be delivered under the Agreement, Repligen will cease marketing and selling SecreFlo™. ChiRhoClin will pay Repligen a per unit royalty on all sales by ChiRhoClin of its secretin products subject to certain time and/or volume limits. Repligen is not required to pay approximately $1,170,000 of unremitted royalties to ChiRhoClin related to sales from February 2004 to March 2005. This amount which was accrued at March 31, 2005 will be recorded as other income in the quarter ended June 30, 2005. Repligen has received security for ChiRhoClin’s performance under the Agreement.

Pro-Neuron, Inc.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 2005.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded over-the-counter on the Nasdaq National Market under the symbol “RGEN.” The following table sets forth for the periods indicated the high and low bid information for the common stock as reported by Nasdaq. These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily reflect actual transactions.

	Fiscal Year 2005		Fiscal Year 2004
	High	Low	High	Low
First Quarter	$3.52	$2.30	$6.96	$3.91
Second Quarter	$2.49	$1.22	$8.47	$4.56
Third Quarter	$2.89	$1.62	$6.10	$3.84
Fourth Quarter	$3.14	$1.61	$4.58	$2.15

Stockholders and Dividends

As of June 10, 2005 there were approximately 843 stockholders of record of our common stock. We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations and our proprietary drug development programs. Any future determination as to the payment of dividends will be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors deems relevant.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Item 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from the audited financial statements of Repligen. The selected financial data set forth below should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report and our Annual Report on Form 10-K for the years ended March 31, 2004, 2003, 2002 and 2001.

	Years Ended March 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Operating Statement Data:
Revenues
Product revenue	$9,360	$6,843	$7,743	$4,302	$2,084
Licensing and research revenue	—	71	29	—	171

Total revenue	9,360	6,914	7,772	4,302	2,255
Cost of revenue	3,888	3,248	3,480	1,993	1,400

Gross margin	5,472	3,666	4,292	2,309	855
Operating expenses
Research and development	5,037	6,484	5,227	5,361	5,787
Selling, general and administrative	4,597	4,710	4,159	2,526	2,401
Impairment of long-lived asset	—	2,413	—	—	—

Total operating expenses	9,634	13,607	9,386	7,887	8,188

Loss from operations	(4,162)	(9,941)	(5,094)	(5,578)	(7,333)

Other income.	750	—	—	—	—
Investment income.	428	390	557	1,117	2,054

Net loss	$(2,984)	$(9,551)	$(4,537)	$(4,461)	$(5,279)

Net loss per common share	$(0.10)	$(0.32)	$(0.17)	$(0.17)	$(0.20)

Weighted average common shares outstanding	30,062	29,686	26,813	26,640	26,548

	As of March 31
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash and marketable securities	$23,841	$24,663	$18,709	$24,750	$30,298
Working capital	15,673	13,769	15,602	20,577	24,398
Total assets	27,607	29,615	26,793	29,111	32,148
Long-term obligations	120	86	2	—	—
Accumulated deficit	(157,491)	(154,507)	(144,956)	(140,419)	(135,959)
Stockholders’ equity	24,290	27,164	24,550	26,445	30,891

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This annual report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements in this annual report on Form 10-K do not constitute guarantees of future performance. Investors are cautioned that statements in this Annual Report on Form 10-K that are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, potential impairment of future earnings, management’s strategy, plans and objectives for future operations and product candidate acquisition, clinical trials and results, litigation strategy, product research and development, research and development expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, the risks identified under the caption “Certain Factors That May Affect Future Results” and other risks detailed in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking information contained in this Annual Report on Form 10-K.

Overview

We are a biopharmaceutical company focused on the development of novel therapeutics for diseases that affect the central nervous system. A number of drug development programs are currently being conducted to evaluate our naturally occurring drug candidates in diseases such as schizophrenia, obsessive-compulsive disorder, bipolar disorder and neurodegeneration. In addition, we sell two commercial products, Protein A for monoclonal antibody purification and SecreFloTM for assessment of pancreatic disorders. In fiscal 2005, we experienced significant growth in sales and profits from our commercial products business. Our business strategy is to deploy the profits from our current commercial products and any revenue that we may receive from our patents to enable us to invest in the development of our product candidates in the treatment area of neuropsychiatric diseases while at the same time minimize our operating losses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

While our significant accounting polices are more fully described in notes to our financial statements, we have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” where such policies affect our reported and expected financial results.

Revenue Recognition

We apply Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) to our revenue arrangements. We generate product revenues from the sale of our Protein A products to customers in the pharmaceutical and process chromatography industries and from the sale of SecreFlo™ to hospital-based gastroenterologists. In accordance with SAB No. 104, we recognize revenue related to product sales upon delivery of the product to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.

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

Impairment Analysis of Long-lived Assets

We review our long-term assets for impairment at each reporting period in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

During fiscal 2003, under the terms of our September 1999 Licensing Agreement with ChiRhoClin, Inc. we made a milestone payment to ChiRhoClin that consisted of $1,250,000 in cash and 696,223 shares of our common stock. We recorded the fair value of the shares issued, $2,576,025, and the cash paid of $1,250,000, as a long-term intangible asset. Beginning in April 2002, we began to amortize this intangible asset to cost of revenue over the remaining term of the license, approximately seven years. We amortized $510,130 and $510,132 during the years ended March 31, 2004 and 2003.

We review our long-term assets for impairment at each reporting period in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. At March 31, 2004, as a result of a dispute with ChiRhoClin, we recorded an impairment charge of $2,413,244 in our results of operations for the year ended March 31, 2004. During the year ended March 31, 2005, we amortized the remaining balance of this long-term intangible asset of $392,520 to cost of goods sold. This long-term intangible asset was fully amortized at March 31, 2005.

Inventory

We value inventory at cost or, if lower, fair market value. We determine cost using the first-in, first-out method. We regularly review our inventories and record a provision for excess and obsolete inventory based on certain factors that may impact the realizable value of our inventory. Factors we consider include expected sales volume, production capacity and expiration dates. We write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements to cost of goods sold.

Accrued Expenses

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. These principles require that we estimate accrued expenses. This process involves identifying services, which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue expenses include fees paid to our contract manufacturers in conjunction with the production of clinical materials and service fees paid to organizations for their performance in conducting our clinical trials. In the event that we do not identify certain costs which have begun to be incurred or we under or over-estimate the level of services performed or the costs of such services, our reported expenses for that period may be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often judgmental. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

Revenues

Total revenue for fiscal 2005, 2004 and 2003 were $9,360,000, $6,914,000 and $7,772,000. Revenues for the years ending March 31, 2005, 2004 and 2003 were primarily comprised of sales of our commercial products, Protein A and SecreFloTM. During the fiscal year ended March 31, 2005, 2004 and 2003 sales of our commercial products were:

	Year ended March 31			% Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
	(in thousands, except percentages)
Protein A	$7,134	$4,976	$6,738	42%	-26%
SecreFlo™	2,189	1,867	1,005	17%	86%
Other product revenue	37	—	—

Product revenue	$9,360	$6,843	$7,743	37%	-12%

Our products based on recombinant Protein A are substantially sold to customers who incorporate our manufactured products into their proprietary antibody purification systems to be sold directly to the pharmaceutical industry. Monoclonal antibodies are a well-established class of drug with applications in rheumatoid arthritis, asthma, Crohn’s disease and a variety of cancers. Sales of Protein A are therefore impacted by the timing of large-scale production orders and on the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

During fiscal 2005, sales increased by $2,517,000 as a result of a steady rise in the demand for our Protein A products. During fiscal 2004, manufacturing problems experienced by one of our significant customers negatively impacted our sales of Protein A which decreased by $1,762,000. During the fourth quarter of fiscal 2005, a supply agreement with one of our major customers was amended to expand the scope of manufacturing and extend the term of the agreement through 2010. We therefore anticipate that sales of Protein A will continue to be strong during the next year, but will continue to be subject to quarterly fluctuations due to timing of large-scale production orders.

We began selling SecreFlo™, our diagnostic secretin product that is marketed to gastroenterologists, during the second half of fiscal 2003. Sales of SecreFlo™ increased $322,000 in fiscal 2005 from $1,867,000 in fiscal 2004 during which a delay in the delivery of a new lot of SecreFlo™ from the manufacturer negatively impacted sales. The recent settlement with our sole supplier of SecreFlo™ provides for continued supply during the next year and we anticipate sales to continue at current levels in fiscal 2006.

During fiscal 2003, we commenced work related to a SBIR Phase I grant for $100,000 that we completed in fiscal 2004. This grant funding was recorded as research revenue.

Cost of revenue

For the years ended March 31, 2005, 2004 and 2003, cost of revenue was $3,888,000, $3,248,000 and $3,480,000, respectively.

	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Cost of revenue	$3,888	$3,248	$3,480	20%	-7%
Cost of revenue as % of product revenue	42%	47%	45%

Gross profit	$5,472	$3,666	$4,292	46%	-15%
Gross margin %	58%	53%	55%

This increase in costs of revenue of $640,000 in fiscal 2005 is directly attributable to higher product sales and a charge of approximately $200,000 for excess and expired inventory. During fiscal 2004, reduced sales from fiscal 2003 resulted in lower cost of revenue of $232,000 and lower gross profit of $626,000. Gross profitability is impacted by change in product mix and is positively impacted in periods when product sales are higher because there is increased dilution of fixed costs.

Operating expenses

Total operating expenses for fiscal 2005, 2004 and 2003 were approximately $9,634,000, $13,607,000 and $9,386,000, respectively.

	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Operating expenses:
Research and development	$5,037	$6,484	$5,227	-22%	24%
Selling, general and administrative	4,597	4,710	4,159	-2%	13%
Impairment of long lived asset	—	2,413	—	-100%	100%

Total operating expenses	$9,634	$13,607	$9,386	-29%	45%

Research and development expenses for fiscal 2005, 2004 and 2003 were approximately $5,037,000, $6,484,000 and $5,227,000 respectively. Research and development costs primarily include costs of internal personnel, external research collaborations and the costs associated with the manufacturing and testing of clinical materials. We currently have ongoing research and development programs that support our product candidates of secretin and uridine. In addition, we are involved with a number of early stage programs that may or may not be further developed. Due to the small size of the company and the fact that these various programs share personnel and fixed costs such as facility costs, depreciation, and supplies, we do not account for our expenses by program.

Each of our research and development programs is subject to risks and uncertainties, including the requirement to seek regulatory approvals that are outside of our control. For example, our clinical trials may be subject to delays based on our inability to enroll patients at the rate that we expect to meet the schedule for our planned clinical trials. Moreover, the product candidates identified in these research programs, particularly in our early stage programs must overcome significant technological, manufacturing and marketing challenges before they can be successfully commercialized. For example, results from our preclinical animal models may not be replicated in our clinical trials with humans. As a result of these risks and uncertainties, we are unable to predict with any certainty the period in which material net cash inflows from such projects could be expected to commence or the completion date of these programs.

These risks and uncertainties also prevent us from estimating with any certainty the specific timing and future costs of our research and development programs, although historical trends within the industry suggest that expenses tend to increase in later stages of development. Collaborations with commercial vendors and academic researchers accounted for 37%, 43% and 43% of our research and development expenses in the fiscal year ending March 31, 2005, 2004 and 2003, respectively. The outsourcing of such services provides us flexibility to discontinue or increase spending depending on the success of our research and development programs.

During fiscal 2005, research and development expenses decreased by $1,447,000. This decrease is largely attributable to the discontinuation of costs associated with our Phase III trial in autism that took place during fiscal 2004 and 2003, offset by expenses associated with our earlier stage programs that were executed during fiscal year 2005. During fiscal 2005, costs of clinical trials decreased by $736,000, clinical materials decreased by $124,000, external collaborations costs decreased by $90,000 and staffing costs decreased by $239,000. During fiscal 2004 research and development expenses increased by approximately $1,257,000. This increase was largely attributable to increased manufacturing costs of clinical materials of $331,000, an increase in clinical trials of $250,000, personnel and related costs increase of $347,000 and licensing costs of $242,000.

Future research and development expenses are dependent on a number of variables, including the cost and design of clinical trials and external costs such as manufacturing of clinical materials. We expect our research and development expenses in fiscal 2006 to remain consistent with fiscal 2005 levels unless we acquire an additional product candidate, in which case, research and development expenses may increase significantly.

Selling, general and administrative expenses (SG&A) include the associated costs with selling our commercial products and costs required to support our research and development efforts including legal, accounting, patent, shareholder services and other administrative functions. In addition, SG&A expenses have historically included costs associated with various litigation matters.

During fiscal 2005, SG&A costs decreased by approximately $113,000, a result of decreased costs in shareholder services of $212,000 and marketing expenses of $174,000 offset by increased legal costs of $292,000 and external costs relating to compliance with the Sarbanes-Oxley Act of 2002 of $151,000. During fiscal 2004 SG&A expenses increased by approximately $551,000. Costs for professional and administrative fees, including patent, legal and insurance premiums, increased by $296,000 during fiscal 2004. In addition, marketing and distribution expenses increased by $288,000 during fiscal 2004 as a result of a full year of sales of SecreFlo™ and the reimbursement of premarketing and launch expenses during fiscal 2003.

During fiscal 2004, we recognized a non-cash charge of $2,413,000 associated with the termination of the SecreFlo™ license agreement. (See “Legal Proceedings” and Note 11 of Notes to Financial Statements.)

Investment income

Investment income includes income earned on invested cash balances. Investment income for fiscal 2005, 2004 and 2003 was approximately $428,000, $390,000 and $557,000, respectively. The increase of $38,000 or 10% in fiscal 2005 was attributable to higher interest rates earned as compared to fiscal 2004. During fiscal 2004, investment income decreased $167,000 or 30%, which is attributable to lower interest rates earned as compared to fiscal 2003. We expect interest income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Other income

Other income for the year ended March 31, 2005 consists of $750,000 in proceeds from a legal settlement from Pro-Neuron received in November 2004. The settlement is more fully described in Part I, Item 3 “Legal Proceedings”.

Liquidity and Capital Resources

We have financed our operations primarily through sales of equity securities and revenues derived from product sales and government grants. Our revenue for the foreseeable future will be limited to our product revenue related to Protein A and SecreFlo™. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates or our patents will generate revenue and cash flows.

At March 31, 2005 we had cash and marketable securities of $24,041,000 compared to $24,863,000, at March 31, 2004.

Cash Flows

	Year ended March 31,
(In thousands) Cash provided by (used in)	2005	Increase / (Decrease)	2004	Increase/ (Decrease)	2003
Operating Activities	$(795)	$4,923	$(5,718)	(460)	$(5,258)
Investing Activities	28	8,383	(8,411)	(11,081)	2,670
Financing Activities	26	(11,954)	11,980	11,980	—

Operating Activities

In fiscal 2005, our cash used in operations decreased from 2004 levels as a result of our reduced net loss before non-cash charges such as depreciation, amortization and stock compensation charges. This reduced loss benefited from the significant increase in our product sales, the receipt of $750,000 from a legal settlement and reduced research and development expenses. Increased product sales in fiscal 2005 also reduced our inventory levels. Accounts receivable decreased from 2004 levels due to increased cash collections. In addition, as a result of a dispute with our supplier of SecreFlo™ we recorded a royalty obligation but did not pay, therefore, increasing accrued expenses.

In May 2005, we announced a settlement with our sole supplier of SecreFlo™. As a result of this settlement we will receive a payment of $750,000 in the first quarter of fiscal 2006 and will continue to market SecreFlo™ for the next several years under a favorable royalty structure. In addition as a result of this settlement we will be relieved of our disputed obligation to pay approximately $1,170,000 in royalties related to prior sales. This will be recorded as other income in the first quarter of fiscal 2006.

In fiscal 2004, our cash used in operations increased from fiscal 2003 levels primarily due to our increased operating expenses in 2004 offset by the milestone payment of $1,250,000 paid to our supplier of SecreFlo™ in fiscal 2003.

Financing Activities

In fiscal 2005, our purchases of property and equipment were $86,000 of which $34,000 was financed through capital leases. Purchases and redemptions of marketable securities account for the remainder of the fluctuation during fiscal 2005 and fiscal 2004. We generally place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines result in timing fluctuations of purchases and redemptions.

In fiscal 2004, purchases of property, plant and equipment were $308,000. In fiscal 2003, purchases of property, plant and equipment of $1,084,000 were largely attributable to the leasehold improvements associated with our relocation to our current facility.

Investing Activities

In fiscal 2005, exercises of stock options provided cash proceeds of $31,000, a decrease from fiscal year 2004’s proceeds of $155,000. During fiscal 2004, we issued and sold 2,500,000 shares of our common stock to the Riverview Group, LLC for an aggregate consideration of $12,500,000. We received net proceeds of approximately $11.8 million after deducting the expenses of the transaction. No investing activities occurred in fiscal year 2003.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual Obligations

As of March 31, 2005, we had the following fixed obligations and commitments:

	Payments Due By Period
	Total	Less than 1 Year	2 – 3 Years	4 – 5 years	More than 5 Years
	(In thousands)
Operating lease obligations	$2,755	$379	$790	$838	$749
Capital lease obligations (1)	33	8	17	11
Purchase obligations (2)	213	179	34	—	—
Contractual obligations (3)	712	171	266	240	35

Total	$3,713	$737	$1,103	$1,089	$784

(1)	The above amounts represent principal payments only while principal and interest are payable through a fixed monthly payment of approximately $900.
(2)	These amounts represent minimum commitments due under third-party manufacturing agreement and a non-cancelable purchase order.
(3)	These amounts include payments for license, supply and consulting agreements.

Capital Requirements

Our future capital requirements will depend on many factors, including the following:

•	the success of our clinical studies;

•	the scope of and progress made in our research and development activities;

•	our ability to acquire additional product candidates;

•	the success of any proposed financing efforts; and

•	the ability to sustain sales and profits of our commercial products.

Absent an acquisition of a product candidate, we believe our current cash balances are adequate to meet our cash needs for at least the next twenty-four months. We expect to incur a similar level of expenses in fiscal 2006 as those incurred in fiscal 2005. Our future capital requirements include, but are not limited to, continued investment in our research and development programs, capital expenditures primarily associated with purchases of equipment and continued investment in our intellectual property portfolio.

We plan to continue to invest in key research and development activities. After the discontinuation of our Phase III trial in autism, we began a review of technology and product candidates that would complement our existing portfolio of development programs. We continue to seek to acquire such potential assets that may offer us the best opportunity to create value for our shareholders. In order to acquire such assets, we may need to seek additional financing to fund these investments. This may require the issuance or sale of additional equity or debt securities. The sale of additional equity may result in additional dilution to our stockholders. Should we need to secure additional financing to acquire a product, fund future investment in research and development, or meet our future liquidity requirements, we may not be able to secure such financing, or obtain such financing on favorable terms because of the volatile nature of the biotechnology marketplace.

Net Operating Loss Carryforwards

At March 31, 2005, we had net operating loss carryforwards of approximately $110,300,000 and research and development credit carryforwards of approximately $6,140,000 to reduce future federal income taxes, if any. The net operating loss and tax credit carryforwards will expire at various dates, beginning in fiscal 2006, if not used. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

Effects of Inflation

Our assets are primarily monetary, consisting of cash, cash equivalents and short-term investments. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, effective for public companies for annual periods beginning after June 15, 2005. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of SFAS No. 123R may have a significant impact on our results of operations, although it will have no impact on our overall financial position. We are evaluating SFAS No. 123R and have not yet determined the amount of stock option expense which will be incurred in future periods.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), Inventory Costs, an amendment of APB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. We are currently evaluating the impact that adoption of SFAS No. 151 will have on our financial position and results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate $112,000 decrease in the fair value of our investments as of March 31, 2005. However, the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer, (with the exception of U.S. treasury obligations) and type of instrument. We do not expect any material loss from our marketable security investments due to interest rate fluctuations and therefore believe that our potential interest rate exposure is limited. We intend to hold these investments to maturity, in accordance with our business plans.

As of March 31, 2005, we did not have any debt arrangements that were not reflected in our balance sheet.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 15(a) below.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules

13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, on a timely basis, and is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2005. In making this assessment, management used the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of March 31, 2005 our internal control over financial reporting is effective based on those criteria. Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing in Item 9a of this Form 10-K.

/s/ REPLIGEN CORPORATION

May 27, 2005

(c) Attestation Report of the Independent Registered Public Accounting Firm.

Board of Directors and Stockholders of Repligen Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Repligen Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluation of management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards the Public Company Accounting Oversight Board (United States), the balance sheets of Repligen Corporation as of March 31, 2005 and 2004, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005 and our report dated June 8, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

June 8, 2005

(d) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2005 that have material affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

The Company’s policy governing transactions in its securities by its directors, officers and employees permits its officers, directors and employees to enter into trading plans in accordance with Rule 10b5-1 under the Exchange Act. The Company has been advised that the following officer has entered into a trading plan during the third quarter of fiscal 2005 in accordance with Rule 10b5-1 and the Company’s policy governing transactions in its securities: Barbara Burnim Day, Vice President. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

PART III

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Items 10, 11,12, 13 and 14, is incorporated herein by reference from the Company’s proxy statement for the Annual Meeting of Stockholders to be held on September 15, 2005.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a) (1) Financial Statements:

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-2 of this Report, as follows:

(a) (2) Financial Statement Schedules:

None

(a) (3) Exhibits:

The Exhibits which are filed as part of this Annual Report or which are incorporated by reference are set forth in the Exhibit Index hereto.

EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

4.1	Specimen Stock Certificate filed as Exhibit 4.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

4.2*	The Amended 1992 Repligen Corporation Stock Option Plan, as amended (filed as Exhibit 4.2 to Repligen Corporation’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.3	Rights Agreement, dated as of March 3, 2003, between Repligen Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to Repligen Corporation’s Form 8-K filed March 4, 2003 and incorporated herein by reference).

4.4	Common Stock Purchase Warrant dated June 25, 2003 (filed as Exhibit 4.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.5*	The Amended and Restated 2001 Repligen Corporation Stock Option Plan, adopted by the Stockholders on September 10, 2003 (filed as Appendix B to Repligen Corporation’s Definitive Proxy Statement on Schedule 14A dated July 22, 2003 and incorporated herein by reference).

10.1*	Consulting Agreement, dated October 1, 1981, between Dr. Paul Schimmel and Repligen Corporation. (filed as Exhibit 10.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

10.2*	Consulting Agreement, dated November 1, 1981, between Dr. Alexander Rich and Repligen Corporation. (filed as Exhibit 10.2 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

10.3*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy (filed as Exhibit 10.3 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

10.4*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche (filed as Exhibit 10.4 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

10.5*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Daniel P. Witt (filed as Exhibit 10.5 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

#10.6	Patent Purchase Agreement dated as of March 9, 1999 among the Company and Autism Research Institute and Victoria Beck (filed as Exhibit 2.1 to Repligen Corporation’s Form 8-K/A filed June 15, 1999 and incorporated herein by reference) (SEC File No. 0-14656).

Exhibit Number	Document Description

#10.7	Manufacturing Transfer Agreement dated as of December 17, 1998 among the Company and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference) (SEC File No. 0-14656).

#10.8	Supply Agreement dated as of May 26, 1999 by and between Repligen Corporation and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference) (SEC File No. 0-14656).

#10.9	License Agreement dated as of July 24, 2000 with University of Michigan (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.10	Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference).

§10.11	Wellstat/Repligen Settlement Agreement by and among The Regents of The University of California, Robert Naviaux and Repligen Corporation and dated as of November 16, 2004 (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference)

§10.12	Regents/Repligen Settlement Agreement by and between Wellstat Therapeutics Corporation (formerly Pro-Neuron, Inc.) and Repligen Corporation and dated as of November 16, 2004 (as Exhibit 10.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference)

§10.13+	Amendment No. 1 to Supply Agreement between Amersham Biosciences and Repligen Corporation dated May 26, 1999, dated February 3, 2005, (SEC File No. 0-14656).

10.14*+	The Amended and Restated 2001 Repligen Corporation Stock Option Plan, Form of Incentive Stock Option Plan.

23.1+	Consent of Ernst & Young LLP.

24.1+	Power of Attorney (included on signature page)

31.1+	Rule 13a-14(a)/15d-14(a) Certification

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential treatment obtained as to certain portions.
§	Confidential treatment has been requested for portions of the exhibit and is pending clearance with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement
+	Filed herewith.

The exhibits listed above are not contained in the copy of the Annual Report on Form 10-K distributed to stockholders. Upon the request of any stockholder entitled to vote at the 2005 annual meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 41 Seyon Street, Waltham, MA 02453.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPLIGEN CORPORATION

By:	/s/ WALTER C. HERLIHY
Walter C. Herlihy Chief Executive Officer and President (Principal executive, accounting, and financial officer)

Date: June 14, 2005

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

Signature	Title	Date

/S/ ALEXANDER RICH Alexander Rich, M.D.	Co-Chairman of the Board of Directors	June 14, 2005

/S/ PAUL SCHIMMEL Paul Schimmel, Ph.D.	Co-Chairman of the Board of Directors	June 14, 2005

/S/ WALTER HERLIHY Walter C. Herlihy	President, Chief Executive Officer and Director (Principal executive, accounting, and financial officer)	June 14, 2005

/S/ ROBERT J. HENNESSEY Robert J. Hennessey	Director	June 14, 2005

/S/ G. WILLIAM MILLER G. William Miller	Director	June 14, 2005

/S/ THOMAS F. RYAN, JR. Thomas F. Ryan, Jr.	Director	June 14, 2005

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

4.1	Specimen Stock Certificate filed as Exhibit 4.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

4.2*	The Amended 1992 Repligen Corporation Stock Option Plan, as amended (filed as Exhibit 4.2 to Repligen Corporation’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.3	Rights Agreement, dated as of March 3, 2003, between Repligen Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to Repligen Corporation’s Form 8-K filed March 4, 2003 and incorporated herein by reference).

4.4	Common Stock Purchase Warrant dated June 25, 2003 (filed as Exhibit 4.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.5*	The Amended and Restated 2001 Repligen Corporation Stock Option Plan, adopted by the Stockholders on September 10, 2003 (filed as Appendix B to Repligen Corporation’s Definitive Proxy Statement on Schedule 14A dated July 22, 2003 and incorporated herein by reference).

10.1*	Consulting Agreement, dated October 1, 1981, between Dr. Paul Schimmel and Repligen Corporation. (filed as Exhibit 10.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

10.2*	Consulting Agreement, dated November 1, 1981, between Dr. Alexander Rich and Repligen Corporation. (filed as Exhibit 10.2 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

10.3*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy (filed as Exhibit 10.3 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

10.4*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche (filed as Exhibit 10.4 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

10.5*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Daniel P. Witt (filed as Exhibit 10.5 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

#10.6	Patent Purchase Agreement dated as of March 9, 1999 among the Company and Autism Research Institute and Victoria Beck (filed as Exhibit 2.1 to Repligen Corporation’s Form 8-K/A filed June 15, 1999 and incorporated herein by reference) (SEC File No. 0-14656).

Exhibit Number	Document Description

#10.7	Manufacturing Transfer Agreement dated as of December 17, 1998 among the Company and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference) (SEC File No. 0-14656).

#10.8	Supply Agreement dated as of May 26, 1999 by and between Repligen Corporation and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference) (SEC File No. 0-14656).

#10.9	License Agreement dated as of July 24, 2000 with University of Michigan (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.10	Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference).

§10.11	Wellstat/Repligen Settlement Agreement by and among The Regents of The University of California, Robert Naviaux and Repligen Corporation and dated as of November 16, 2004 (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference)

§10.12	Regents/Repligen Settlement Agreement by and between Wellstat Therapeutics Corporation (formerly Pro-Neuron, Inc.) and Repligen Corporation and dated as of November 16, 2004 (as Exhibit 10.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference)

§10.13+	Amendment No. 1 to Supply Agreement between Amersham Biosciences and Repligen Corporation dated May 26, 1999, dated February 3, 2005, (SEC File No. 0-14656).

10.14*+	The Amended and Restated 2001 Repligen Corporation Stock Option Plan, Form of Incentive Stock Option Plan.

23.1+	Consent of Ernst & Young LLP.

24.1+	Power of Attorney (included on signature page)

31.1+	Rule 13a-14(a)/15d-14(a) Certification

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential treatment obtained as to certain portions.
§	Confidential treatment has been requested for portions of the exhibit and is pending clearance with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement
+	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Repligen Corporation

We have audited the accompanying balance sheets of Repligen Corporation as of March 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repligen Corporation as of March 31, 2005 and 2004, and the results of its operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Repligen Corporation’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 8, 2005 expressed in an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

June 8, 2005

REPLIGEN CORPORATION

BALANCE SHEETS

	As of March 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$3,216,681	$3,958,677
Marketable securities	13,993,284	9,996,070
Accounts receivable, less reserves of $15,000 and $35,000 in 2005 and 2004, respectively	764,232	972,249
Inventories	633,314	879,381
Prepaid expenses and other current assets	263,534	328,229

Total current assets	18,871,045	16,134,606

Property, plant and equipment, at cost:
Leasehold improvements	2,311,841	2,311,982
Equipment	1,194,249	1,356,915
Furniture and fixtures	165,903	200,339

	3,671,993	3,869,236
Less—accumulated depreciation and amortization	(1,766,585)	(1,689,625)

	1,905,408	2,179,611

Long-term marketable securities	6,630,679	10,708,133
Restricted cash	200,000	200,000
Other assets, net (Note 3)	—	392,520

Total assets	$27,607,132	$29,614,870

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,016,958	$714,291
Accrued liabilities	2,180,625	1,650,938

Total current liabilities	3,197,583	2,365,229

Long term liabilities	119,891	85,638

Total liabilities	3,317,474	2,450,867

Commitments and contingencies (Notes 6, 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 30,094,435 and 30,036,085 shares issued and outstanding in 2005 and 2004, respectively	300,944	300,361
Additional paid-in capital	181,479,645	181,394,602
Deferred compensation	—	(23,603)
Accumulated deficit	(157,490,931)	(154,507,357)

Total stockholders’ equity	24,289,658	27,164,003

Total liabilities and stockholders’ equity	$27,607,132	$29,614,870

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2005	2004	2003
Revenue:
Product revenue	$9,360,309	$6,843,366	$7,742,667
Research revenue	—	70,975	29,114

Total revenue	9,360,309	6,914,341	7,771,781
Cost of revenue	3,887,802	3,248,377	3,480,441

Gross profit	5,472,507	3,665,964	4,291,340

Operating expenses:
Research and development	5,036,766	6,483,925	5,226,524
Selling, general and administrative	4,597,085	4,709,703	4,159,220
Impairment of long lived asset	—	2,413,244	—

Total operating expenses	9,633,851	13,606,872	9,385,744

Loss from operations	(4,161,344)	(9,940,908)	(5,094,404)

Investment income	427,770	390,048	557,332
Other income	750,000	—	—

Net loss	$(2,983,574)	$(9,550,860)	$(4,537,072)

Basic and diluted net loss per share	$(.10)	$(.32)	$(.17)

Basic and diluted weighted average shares outstanding	30,061,812	29,686,373	26,812,981

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Stockholders’ Equity
	Number of Shares	Amount
Balance at March 31, 2002	26,642,750	$266,427	$166,597,654	$—	$(140,419,425)	$26,444,656

Issuance of common stock for payment of license	696,223	6,963	2,569,063	—	—	2,576,026
Compensation expense related to issuance of stock options	—	—	66,258	—	—	66,258
Net loss	—	—	—	—	(4,537,072)	(4,537,072)

Balance at March 31, 2003	27,338,973	273,390	169,232,975	—	(144,956,497)	24,549,868

Sale of common stock, net of issuance costs of $674,965	2,500,000	25,000	11,800,035	—	—	11,825,035
Issuance of common stock for payment of license	17,986	180	49,820	—	—	50,000
Issuance of warrants	—	—	52,300	—	—	52,300
Exercise of stock options and warrants	179,126	1,791	153,241	—	—	155,032
Recording of deferred compensation related to stock options granted to employees and non-employees	—	—	106,231	(106,231)	—	—
Amortization of deferred compensation	—	—	—	82,628	—	82,628
Net loss	—	—	—	—	(9,550,860)	(9,550,860)

Balance at March 31, 2004	30,036,085	300,361	181,394,602	(23,603)	(154,507,357)	27,164,003

Exercise of stock options	58,350	583	29,918	—	—	30,501
Compensation expense related to issuance of stock options	—	—	55,125	—	—	55,125
Amortization of deferred compensation	—	—	—	23,603	—	23,603
Net loss	—	—	—	—	(2,983,574)	(2,983,574)

Balance at March 31, 2005	30,094,435	$300,944	$181,479,645	$—	$(157,490,931)	$24,289,658

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(2,983,574)	$(9,550,860)	$(4,537,072)
Adjustments to reconcile net loss to net cash used in operating activities—
Issuance of common stock for license	—	50,000	—
Depreciation and amortization	756,258	886,705	802,228
Impairment of long lived asset	—	2,413,244	—
Common stock warrants issued for payment for services	—	52,300	—
Stock based compensation expense	23,603	82,628	66,258
Increase(decrease) in bad debt reserve	(20,000)	(15,000)	25,000
Changes in assets and liabilities:
Accounts receivable	228,017	(49,748)	(66,640)
Inventories	246,067	10,543	26,167
Prepaid expenses and other current assets	64,695	194,340	99,740
Other assets	—	—	(1,250,000)
Accounts payable	302,667	(254,260)	(439,404)
Accrued expenses	577,203	376,101	13,586
Long-term liabilities	9,787	85,638	2,447

Net cash used in operating activities	(795,277)	(5,718,369)	(5,257,690)

Cash flows from investing activities:
Purchases of marketable securities	(17,221,751)	(20,960,151)	(8,329,507)
Redemptions of marketable securities	17,301,991	12,856,899	11,782,578
Decrease in restricted cash	—	—	300,000
Purchases of property, plant and equipment	(52,658)	(307,773)	(1,083,571)

Net cash provided by (used in) investing activities	27,582	(8,411,025)	2,669,500

Cash flows from financing activities:
Proceeds from issuance of common stock	—	11,825,035	—
Principal payments under capital lease obligation	(4,802)	—	—
Exercise of stock options	30,501	155,032	—

Net cash provided by financing activities	25,699	11,980,067	—

Net decrease in cash and cash equivalents	(741,996)	(2,149,327)	(2,588,190)
Cash, beginning of year	3,958,677	6,108,004	8,696,194

Cash, end of year	$3,216,681	$3,958,677	$6,108,004

Supplemental disclosure of noncash activities:
Common stock issued for payment of license	$—	$—	$2,576,025
Purchases of capital lease equipment	$33,605	$—	$—
Recording of deferred compensation	$—	$106,231	$—

See accompanying notes.

REPLIGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Organization and Nature of Business

Repligen Corporation is a biopharmaceutical company focused on the development of novel therapeutics for diseases that affect the central nervous system. A number of drug development programs are currently being conducted to evaluate the Company’s naturally occurring drug candidates in diseases such as schizophrenia, obsessive-compulsive disorder, bipolar disorder and neurodegeneration. In addition, Repligen sells two commercial products, Protein A for monoclonal antibody purification and SecreFlo™ for assessment of pancreatic disorders.

The Company’s business strategy is to deploy the profits from its commercial products and any revenue that it may receive from its patents to enable the Company to invest in the development of product candidates in the treatment area of neuropsychiatric diseases while at the same time minimize its operating losses.

The Company is subject to a number of risks typically associated with companies in the biotechnology industry. Principally those risks associated with the Company’s dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with the U.S. Food and Drug Administration and other governmental regulations and approval requirements, as well as the ability to grow the Company’s business and obtain adequate funding to finance this growth.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

The Company has reclassified certain prior-year information to conform to the current year’s presentation.

Revenue Recognition

The Company applies Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) to its revenue arrangements. The Company generates product revenues from the sale of its Protein A products to customers in the pharmaceutical and process chromatography industries, and from the sale of SecreFlo™ to hospital-based gastroenterologists. In accordance with SAB No. 104, the Company recognizes revenue related to product sales upon delivery of the product to the customer as long as there is persuasive evidence of an arrangement, the price is fixed or determinable and collection of the related receivable is reasonably assured.

Additionally, during fiscal 2004 and 2003, the Company generated non-product revenues from sponsored research and development projects under a Small Business Innovation Research (“SBIR”) Phase I grant. Research revenue is recognized as earned under cost plus fixed-fee contracts, or on a straight-line basis over the term of contract, which approximates when work is performed and costs are incurred. Research expenses in the accompanying statements of operations include funded and unfunded expenses.

REPLIGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Risks and Uncertainties

The Company evaluates its operations periodically to determine if any risks and uncertainties exist that could impact its operations in the near term. The Company does not believe that there are any significant risks which have not already been disclosed in the financial statements. However, the Company does rely on a single supplier for SecreFlo™ materials. (See Note 11). Although alternate sources of supply exist for these items, loss of certain suppliers could temporarily disrupt operations. The Company attempts to mitigate these risks by working closely with key suppliers, identifying alternate sources and developing contingency plans.

Comprehensive Income

The Company applies Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company’s comprehensive loss is equal to its reported net loss for all periods presented.

Cash & Marketable Securities

The Company applies SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At March 31, 2005, all of the Company’s cash equivalents and marketable securities are classified as held-to-maturity investments as the Company has the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year. Cash and marketable securities consist of the following at March 31, 2005 and 2004:

	As of March 31,		Unrealized Holding Gain (Loss) Years Ended March 31,
	2005	2004	2005	2004
Cash and cash equivalents	$3,216,681	$3,958,677	—	—

Marketable securities
U.S. Government and agency securities	4,013,245	1,522,371	(21,680)	5,054
Corporate and other debt securities	9,980,039	8,473,699	(50,053)	1,763

(Average of remaining maturity of approximately 6 months at March 31, 2005)	$13,993,284	$9,996,070	(71,733)	$6,817

Long-term marketable securities
U.S. Government and agency securities	$5,200,000	$3,560,532	$(60,689)	$8,928
Corporate and other debt securities	1,430,679	7,147,601	(16,674)	32,178

(Average of remaining maturity of approximately 16 months at March 31, 2005)	$6,630,679	$10,708,133	$(77,363)	$41,106

Restricted cash of $200,000 is related to the Company’s facility lease obligation. (See Note 6.)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments which represent cash, marketable securities, accounts receivable and accounts payable generally approximate fair value due to the short-term nature of these instruments.

REPLIGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. The Company’s cash equivalents and marketable securities are invested in financial instruments with high credit ratings and by policy limits the amount of its credit exposure to any one issue, issuer, (with the exception of U.S. treasury obligations) and type of instrument. At March 31, 2005, the Company has no items such as those associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. The Company maintains reserves for the potential write-off of accounts receivable. To date, the Company has not written off any significant accounts. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Years Ended March 31,
	2005	2004	2003
Customer A	54%	43%	43%
Customer B	10%	11%	* %
Customer C	13%	* %	23%
*	Did not represent a significant percentage of total revenue.

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable balances are as follows:

	As of March 31,
	2005	2004
Customer A	51%	59%
Customer B	11%	*	%
Customer C	13%	*	%
*	Did not represent a significant percentage of total trade accounts receivable at March 31, 2004.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories at March 31, 2005 and 2004 consist of the following:

	As of March 31,
	2005	2004
Raw materials	$172,336	$85,334
Work-in process	260,080	213,752
Finished goods	200,898	580,295

Total	$633,314	$879,381

REPLIGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Depreciation and Amortization

Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the asset as follows:

Description	Estimated Useful Life
Leasehold improvements	Shorter of term of the lease or estimated useful life
Equipment	3-5 years
Furniture and fixtures	5 years

The Company recorded depreciation expense and amortization of $360,465, $376,575, and $292,096 in 2005, 2004 and 2003, respectively. Depreciation of assets under capital leases is included in depreciation and amortization. The amount recorded for fiscal year 2005 was $4,721.

Earnings Per Share

The Company applies SFAS No. 128, “Earnings per Share.” SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and warrants, is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for 2005, 2004 and 2003 do not include the potential common shares from warrants and stock options because to do so would have been antidilutive.

Accordingly, basic and diluted net loss per share is the same. The number of potential common shares excluded from the calculation of diluted earnings per share during the years ended March 31, 2005, 2004 and 2003 was 2,166,900, 2,305,746, and 2,344,996 shares, respectively.

Segment Reporting

The Company applies SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. The chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance, identifies operating segments as components of an enterprise about which separate discrete financial information is available for evaluation. To date, the Company has viewed its operations and manages its business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

The following table represents the Company’s revenue by geographic area (based on the location of the customer):

	Year Ended March 31,
	2005	2004	2003
Europe	56%	48%	53%
United States	43%	50%	46%
Other	1%	2%	1%

Total	100%	100%	100%

As of March 31, 2005 and 2004, all of the Company’s assets are located in the United States.

REPLIGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock Based Compensation

The Company accounts for its stock-based compensation under SFAS No. 123 “Accounting for Stock-Based Compensation.” The Company continues to apply the intrinsic value method proscribed by APB No. 25 for employee stock options awards and elected the disclosure-only alternative for the same under SFAS No. 123. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation—Transition and Disclosure, and amendment of FASB Statement No. 123.” SFAS 148 requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used to report results.

The Company has computed the pro forma disclosures required under SFAS Nos. 123 and 148 for all stock options granted to employees using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The assumptions used and the weighted average information for the years ended March 31, 2005, 2004 and 2003 are as follows:

	Years Ended March 31,
	2005	2004	2003
Risk-free interest rates	3.76%-4.29%	1.31%-3.84%	1.16%-5.02%
Expected dividend yield	—	—	—
Expected lives	7 years	7 years	7 years
Expected volatility	93%	90%	91%
Weighted average grant date fair value of options granted during the period	$2.19	$4.75	$2.57
Weighted average remaining contractual life of options outstanding	5.3 years	5.4 years	5.9 years

If compensation expense for the Company’s stock option plans had been determined consistent with SFAS No. 123, the pro forma net loss and net loss per share would have been as follows:

	Years Ended March 31,
	2005	2004	2003
Net loss as reported	$(2,983,574)	$(9,550,860)	$(4,537,072)
Add: Stock-based employee compensation expense included in reported net loss	8,042	134,648	66,258
Deduct: Stock-based employee compensation expense determined under fair value based method for all employee awards	(980,240)	(1,010,952)	(687,908)

Pro forma net loss	$(3,955,772)	$(10,427,164)	$(5,158,722)

Basic and diluted net loss per share:
As reported	$(.10)	$(.32)	$(.17)
Pro forma	$(.13)	$(.35)	$(.19)

3. Long-Lived Assets

During 2002, under the terms of its September 1999 Licensing Agreement with ChiRhoClin, Inc. Repligen made a milestone payment to ChiRhoClin that consisted of $1,250,000 in cash and 696,223 shares of its common stock. The Company recorded the fair value of the shares issued, $2,576,025, and the cash paid of $1,250,000, as a long-term intangible asset. Beginning in April 2002, the Company began to amortize this intangible asset to cost of revenue over the remaining term of the license, approximately seven years. The Company amortized $510,130 and $510,132 during the years ended March 31, 2004 and 2003.

.REPLIGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company reviews its long-term assets for impairment at each reporting period in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. At March 31, 2004, as a result of a dispute with ChiRhoClin, the Company recorded an impairment charge of $2,413,244 in its results of operations for the year ended March 31, 2004. During the year ended March 31, 2005, the Company amortized the remaining balance of this long-term intangible asset of $392,520 to cost of goods sold.

4. Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” At March 31, 2005, the Company had net operating loss carryforwards for income tax purposes of approximately $110,300,000. The Company also had available tax credit carryforwards of approximately $6,140,000 at March 31, 2005 to reduce future federal income taxes, if any. Federal and State net operating losses of approximately $7,390,000, $7,050,000 and $5,153,000 expired in fiscal 2005, 2004 and 2003, respectively. The net operating loss and tax credit carryforwards will continue to expire at various dates, beginning in fiscal 2006. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

Deferred tax assets consist of the following:

	As of March 31,
	2005	2004
Temporary differences	$9,140,000	$5,730,000
Operating loss carryforwards	44,120,000	51,680,000
Tax credit carryforwards	6,140,000	7,010,000

	59,400,000	64,420,000
Valuation allowance	(59,400,000)	(64,420,000)

	$—	$—

A full valuation allowance has been provided, as it is uncertain if the Company will realize its deferred tax assets.

5. Stockholders’ Equity

(a) Common Stock and Warrants

On March 1, 2004, pursuant to a licensing agreement, Repligen issued 17,986 shares of Repligen common stock to the University of North Carolina (“UNC”) and The Stanley Medical Research Institute (“Stanley”), in partial consideration for the assignment by UNC and Stanley to Repligen of a U.S. patent application claiming the use of secretin for treatment of certain behavioral disorders, including schizophrenia. The grant of the shares was recorded as research and development expense in 2004 in the accompanying statements of operations.

On June 25, 2003, Repligen engaged Rodman & Renshaw, Inc. (“Rodman”) as a non-exclusive financial adviser until May 31, 2004. In exchange and as consideration for Rodman’s financial services, Repligen issued a warrant to purchase up to an aggregate of 25,000 shares of common stock. Each warrant is exercisable at $5.31 per share at any time prior to June 2005. The Company recorded the value of these warrants, as determined using Black-Scholes option pricing model as selling, general and administrative expense. As of March 31, 2005, these warrants remain outstanding.

REPLIGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

On May 1, 2003, Repligen issued and sold 2,500,000 shares of common stock to The Riverview Group, LLC for an aggregate consideration of $12,500,000. Repligen received net proceeds of approximately $11.8 million after deducting the costs of the transaction.

At March 31, 2005, common stock reserved for issuance is as follows:

Shares
Reserved for
Incentive and nonqualified stock option plans	3,081,059
Warrants granted for payment of services	25,000

3,106,059

(b) Stock Options

The Company’s 2001 stock option plan authorizes the grant of incentive stock options, nonqualified stock options and restricted stock awards. Incentive stock options are granted to employees at the fair market value at the date of grant. Nonqualified stock options are granted to employees or nonemployees. The options generally vest over four or five years and expire no more than 10 years from the date of grant. As of March 31, 2005, the Company had 939,159 shares available for future grant. To date, the Company has not granted any restricted stock awards.

A summary of stock option activity under the 2001 stock option plan is as follows:

	Years Ended March 31,
	2005			2004			2003
	Number of Shares	Range of Exercise Prices	Weighted Average Price per Share	Number of Shares	Range of Exercise Prices	Weighted Average Price per Share	Number of Shares	Range of Exercise Prices	Weighted Average Price per Share
Outstanding at beginning of period	2,050,800	$.01-$8.56	$3.01	1,940,050	$.01-$8.56	$2.55	1,701,900	$.50-12.45	$2.64
Granted	340,250	$.01-$3.05	$2.56	347,500	$.01-$7.56	$5.68	281,650	$.01-$3.47	$2.88
Exercised	58,350	$.01-$2.29	$.52	(101,410)	$.01-$3.24	$1.53	—	—	$—
Cancelled	190,800	$2.29-$7.19	$3.07	(135,340)	$.01-$8.56	$4.22	(43,500)	$2.29-12.45	$8.36

Outstanding at end of period	2,141,900	$3.00	$.50-$8.56	2,050,800	$.01-$8.56	$3.01	1,940,050	$.01-$8.56	$2.55

Exercisable at end of period	1,459,700	$2.65	$.50-$8.56	1,373,200	$.50-$8.56	$2.19	1,360,130	$.01-$8.56	$2.10

	As of March 31, 2005
	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Outstanding	Weighted Average Exercise Price Per Share
$ .50-$1.37	332,000	1.63	$1.14	332,000	$1.14
$1.41-$1.82	569,500	2.91	$1.43	567,000	$1.43
$1.91-$2.85	376,600	6.80	$2.45	215,400	$2.59
$2.95-$3.47	408,800	7.93	$3.14	99,200	$3.21
$3.88-$5.61	219,000	8.06	$5.46	45,500	$5.41
$6.13-$8.56	236,000	6.55	$7.78	200,600	$7.77

	2,141,900	5.28	$3.00	1,459,700	$2.65

REPLIGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(c) Shareholder Rights Plan

In March 2003, the Company adopted a Shareholder Rights Agreement (the “Rights Agreement”). Under the Rights Agreement, the Company distributed certain rights to acquire shares of the Company’s Series A junior participating preferred stock (the “Rights”) as a dividend for each share of common stock held of record as of March 17, 2003. Each share of common stock issued after the March 17, 2003 record date has an attached Right. Under certain conditions involving an acquisition by any person or group of 15% or more of the common stock, each Right permits the holder (other than the 15% holder) to purchase common stock having a value equal to twice the exercise price of the Right, upon payment of the exercise price of the Right. In addition, in the event of certain business combinations after an acquisition by a person or group of 15% or more of the common stock (20% in the case of a certain stockholder), each Right entitles the holder (other than the 15% holder) to receive, upon payment of the exercise price, common stock having a value equal to twice the exercise price of the Right. The Rights have no voting privileges and, unless and until they become exercisable, are attached to, and automatically trade with, the Company’s common stock. The Rights will terminate upon the earlier of the date of their redemption or March 2013.

6. Commitments and Contingencies

Lease Commitments

In 2001, the Company entered into a ten-year lease agreement for its corporate headquarters in Waltham, Massachusetts. In connection with this lease agreement, the Company issued a letter of credit in the amount of $200,000 to its landlord. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is classified as restricted cash in the accompanying balance sheet as of March 31, 2005 and March 31, 2004.

In fiscal 2005, the Company entered into two capital lease agreements to provide the Company with two pieces of office equipment. Repligen received approximately $33,000 in equipment financing. The lease terms are three and five years beginning in June and October of 2004, respectively. Capital lease obligations are recorded in accrued liabilities in the Company’s balance sheet.

Obligations under noncancelable operating leases and capital equipment leases, including the facility lease discussed above as of March 31, 2005 are approximately as follows:

Years Ending March 31,	Operating Lease	Capital Lease
2006	$379,000	$10,264
2007	385,000	10,264
2008	404,000	7,320
2009	410,000	7,320
2010	428,000	3,660
Thereafter	749,000	—

Minimum lease payments	$2,755,000	$38,828

Less amount representing interest		(6,753)
Present value of future lease payment		32,075
Less current portion		(10,264)
Noncurrent obligation under capital leases		$21,811

Rent expense charged to operations under leases was approximately $389,000, $389,000, and $372,000, for the years ended March 31, 2005, 2004 and 2003, respectively.

REPLIGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Licensing and Research Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements which require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. The Company has recorded research and development expense associated with license agreements of $55,000, $298,000, and $56,000, for the years ended March 31, 2005, 2004 and 2003, respectively.

Supply Agreements

The Company has entered into an agreement with a manufacturer for certain components of its Protein A product. The Company has remaining purchase obligations of approximately $140,000 associated with this agreement for the year ended March 31, 2006. The Company relies on a sole manufacturer for its SecreFlo™ product. This reliance exposes it to a number of risks, including reduced control over manufacturing capacity, delivery times, inadequate inventory levels which could lead to product shortage or charges for excess or obsolete inventory.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	As of March 31,
	2005	2004
Prepaid insurance	$122,133	$148,398
Equipment and services	68,838	84,668
Clinical and research expenses.	32,703	87,414
Marketing expenses	24,400	3,500
Other	15,460	4,249

	$263,534	$328,229

8. Accrued Liabilities

Accrued liabilities consist of the following:

	As of March 31,
	2005	2004
Royalty expenses	$1,195,156	$366,856
Payroll & payroll related costs	290,139	419,318
Research & development costs	248,490	625,720
Professional and consulting costs	176,282	67,334
Other accrued expenses	172,031	95,712
Unearned revenue	71,494	75,998
Other current liability	27,033	—

	$2,180,625	$1,650,938

In February 2004, the Company terminated its Licensing Agreement with ChiRhoClin. On May 9, 2005, Repligen entered into a Settlement Agreement with ChiRhoClin, Inc., in full settlement of their arbitration

REPLIGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

proceedings described below. Repligen is not required to pay approximately $1,170,000 of unremitted and accrued royalties to ChiRhoClin. This will be recorded as other income in the quarter ended June 30, 2005. Repligen has received security for ChiRhoClin’s performance under the Agreement.

9. Employee Benefit Plan

The Repligen Corporation 401(k) Savings and Retirement Plan (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 who have completed four months of service are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to match a portion of the employees’ contributions up to a defined maximum. The match is calculated on a calendar year basis. The Company matched $34,245, $34,395, and $26,066, for the calendar years ended December 31, 2004, 2003, and 2002 respectively. Forfeitures of previous participants funded this contribution and as a result had no impact on the Company’s operations.

10. Related Party Transaction

Repligen paid Drs. Schimmel and Rich, the Co-Chairman of the Board of Directors, $49,200 and $43,200, respectively, during each of the fiscal years ended March 31, 2005, 2004 and 2003 pursuant to consulting agreements, which have similar terms. These agreements are automatically extended for successive one-year terms unless terminated by either party to the agreement at least 90 days prior to the next anniversary date. Dr. Schimmel’s agreement continues until September 30, 2005 and Dr. Rich’s agreement continues until October 31, 2005. Drs. Schimmel and Rich have advised Repligen that they have no present intention of terminating their agreements. Drs. Schimmel and Rich receive no separate cash compensation for attendance at meetings or otherwise as directors.

11. Legal Proceedings

ImClone Systems, Inc.

In May 2004 Repligen Corporation and The Massachusetts Institute of Technology (“MIT”) filed an action for patent infringement in the United States District Court for the District of Massachusetts against ImClone Systems, Inc. (“Imclone”) for infringement of a U.S. Patent No. 4,663,381 (“the Erbitux® Patent”) based on Imclone’s manufacture and sale of the cancer drug Erbitux®. The technology, which was developed and patented by MIT, covers certain genetic elements, DNA enhancers, that increase protein production in a mammalian cell. Repligen is the exclusive licensee of MIT for the Erbitux Patent. Repligen and MIT believe that Damon Biotech, a predecessor of Repligen, developed the cell line which is used to manufacture Erbitux® in 1990 for the National Cancer Institute and used the technology which is the basis of the Erbitux Patent. Repligen seeks relief, including compensation in the form of royalties for the material Imclone sold prior to the expiration of the Erbitux Patent. Repligen and MIT have also filed an application for patent term extension for the Erbitux Patent, which if granted will extend the term of the patent to May 2009.

ChiRhoClin, Inc.

In February 2004, Repligen terminated the September 1999 Licensing Agreement with ChiRhoClin, its supplier of SecreFlo™, based on ChiRhoClin’s alleged failure to meet its obligations under the Licensing Agreement.

On April 9, 2004, Repligen filed an arbitration demand against ChiRhoClin with the American Arbitration Association in New York seeking to recover payments made to ChiRhoClin and additional damages. In this

REPLIGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

arbitration demand, Repligen alleged that ChiRhoClin breached several of its obligations under the September 1999 Licensing Agreement including failure to use best efforts to obtain various FDA approvals and to manufacture and supply SecreFlo™ in a timely manner. In June 2004, ChiRhoClin filed a counterclaim alleging that Repligen had wrongfully terminated the Licensing Agreement.

On May 9, 2005, Repligen entered into a Settlement Agreement (the “Agreement”) with ChiRhoClin, Inc., in full settlement of their arbitration proceedings described above. Under the terms of the Agreement, Repligen received a payment of $750,000 and will be entitled to continue to market SecreFlo™ for the next several years under a royalty structure more favorable to Repligen than under the Licensing Agreement. ChiRhoClin is obligated to deliver a certain amount of SecreFlo™ to Repligen over the next few years. After depletion of all supplies of SecreFlo™, including those to be delivered under the Agreement, Repligen will cease marketing and selling SecreFlo™. ChiRhoClin will pay Repligen a per unit royalty on all sales by ChiRhoClin of its secretin products subject to certain time and/or volume limits. Repligen is not required to pay approximately $1,170,000 of unremitted royalties to ChiRhoClin related to sales from February 2004 to March 2005. This amount which was accrued at March 31, 2005 will be recorded as other income in the quarter ended June 30, 2005. Repligen has received security for ChiRhoClin’s performance under the Agreement.

Pro-Neuron, Inc.

On June 21, 2001 Repligen was named as a codefendant with the Regents of the University of California (the “Regents”) in an action filed by Pro-Neuron, Inc. (“Pro-Neuron”) (now known as Wellstat Therapeutics Corporation) in the Superior Court of California, County of San Diego alleging claims of breach of contract and seeking to void the License Agreement between Repligen and The University of California. (“UCSD License Agreements”). On November 16, 2004, the Regents, Pro-Neuron and Repligen entered into settlement agreements (the “Settlement”) under which Repligen and the Regents amended the UCSD License Agreements to exclude the field of acylated pyrimidines, including triacetyluridine (“TAU”). Pursuant to the Settlement, Repligen has agreed not to initiate any additional clinical studies of acylated pyrimidines, including TAU. Repligen agreed to assign to Pro-Neuron inventions, if any, from its previously completed Phase I study in bipolar disorder/major depression, involving the use of acylated pyrimidines, but Repligen will retain the rights to any inventions for all other chemical entities. Following the execution of the Definitive Agreements, Pro-Neuron and the Regents paid Repligen $750,000 which has been recorded as other income in the accompanying statements of operations in 2005.

From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business. Repligen is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or results of operations.

REPLIGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

12. Selected Quarterly Financial Data (Unaudited)

The following table contains Statement of Operations information for each quarter of fiscal 2005 and 2004. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	(in thousands, except per share amounts)
	Q4 FY05	Q3 FY05	Q2 FY05	Q1 FY05	Q4 FY04	Q3 FY04	Q2 FY04	Q1 FY04
Revenue:
Product revenue	$2,995	$2,260	$1,296	$2,809	$2,113	$1,304	$1,383	$2,043
Research revenue	—	—	—	—	—	17	36	18

Total revenue	2,995	2,260	1,296	2,809	2,113	1,321	1,419	2,061

Cost of revenue	1,023	1,029	703	1,132	870	781	741	856

Gross profit	1,972	1,231	593	1,677	1,243	540	678	1,205

Costs and expenses:
Research and development	1,334	1,039	1,274	1,390	1,304	1,850	1,901	1,429
Selling, general and administrative	1,187	1,242	1,139	1,029	880	917	1,011	1,902
Impairment of long lived asset	—	—	—	—	2,413	—	—	—

Total operating expenses	2,521	2,281	2,413	2,419	4,597	2,767	2,912	3,331

Loss from operations	(549)	(1,050)	(1,820)	(742)	(3,354)	(2,227)	(2,234)	(2,126)

Investment income	122	107	101	97	97	101	94	98

Other income	—	750	—	—

Net loss	$(427)	$(193)	$(1,719)	$(645)	$(3,257)	$(2,126)	$(2,140)	$(2,028)

Net loss per common share	$(0.01)	$(0.01)	$(0.06)	$(0.02)	$(0.11)	$(0.07)	$(0.07)	$(0.07)
Weighted average common shares outstanding	30,080	30,065	30,058	30,054	30,020	29,878	29,859	28,987

13. Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions	Reversal without Utilization	Balance at End of Period
Allowance for Doubtful Accounts:
2003	$25,000	$25,000	—	$50,000
2004	$50,000	—	$15,000	$35,000
2005	$35,000	—	$20,000	$15,000