Form 10-Q
period 2005-06-30
REPLIGEN CORP
filed 2005-08-05
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2005.

Common Stock, par value $.01 per share	30,094,435
Class	Number of Shares

REPLIGEN CORPORATION

INDEX

		PAGE
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited) Balance Sheets as of June 30, 2005 and March 31, 2005	3

	Statements of Operations for the Three Months Ended June 30, 2005 and 2004	4

	Statements of Cash Flows for the Three Months Ended June 30, 2005 and 2004	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
	None

Item 3.	Defaults Upon Senior Securities
	None

Item 4.	Submission of Matters to a Vote of Security Holders
	None

Item 5.	Other Information
	None

Item 6.	Exhibits	15

Signature		16

Exhibit Index		17

REPLIGEN CORPORATION

BALANCE SHEETS

Unaudited

	June 30, 2005	March 31, 2005
Assets

Current assets
Cash and cash equivalents	$4,846,937	$3,216,681
Marketable securities	13,946,064	13,993,284
Accounts receivable, less bad debt reserve of $15,000	1,307,621	764,232
Inventories	396,650	633,314
Prepaid expenses and other current assets	244,210	263,534

Total current assets	20,741,482	18,871,045

Property, plant and equipment, at cost:
Leasehold improvements	2,311,841	2,311,841
Equipment	1,301,083	1,194,249
Furniture and fixtures	165,903	165,903

	3,778,827	3,671,993
Less -accumulated depreciation and amortization	(1,856,802)	(1,766,585)

	1,922,025	1,905,408

Long-term marketable securities	6,100,848	6,630,679
Restricted cash	200,000	200,000

Total assets	$28,964,355	$27,607,132

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$403,598	$1,016,958
Accrued liabilities	1,964,400	2,180,625

Total current liabilities	2,367,998	3,197,583

Long-term liabilities	120,373	119,891

Total liabilities	2,488,371	3,317,474

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value authorized – 5,000,000 shares — issued and outstanding – none	—	—

Common Stock, $.01 par value authorized – 40,000,000 shares — issued and outstanding – 30,094,435 shares	300,944	300,944
Additional paid-in capital	181,479,645	181,479,645
Accumulated deficit	(155,304,605)	(157,490,931)

Total stockholders’ equity	26,475,984	24,289,658

Total liabilities and stockholders’ equity	$28,964,355	$27,607,132

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2005	2004
Revenue:
Product revenue	$4,013,064	$2,809,453
Research revenue	225,583	—

Total revenue	4,238,647	2,809,453

Operating expenses:
Cost of product revenue	973,395	1,132,593
Research and development	1,189,475	1,389,112
Selling, general and administrative	1,195,496	1,029,479

Total operating expenses	3,358,366	3,551,184

Income (loss) from operations	880,281	(741,731)

Investment income	136,437	96,645
Other income	1,169,608	—

Net income (loss)	$2,186,326	$(645,086)

Earnings Per Share:
Basic	$0.07	$(0.02)

Diluted	$0.07	$(0.02)

Weighted average shares outstanding
Basic	30,094,435	30,054,485
Diluted	30,398,735	30,054,485

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF CASH FLOWS

	Three months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$2,186,326	$(645,086)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	—	67,826
Depreciation and amortization	90,217	296,557
Changes in assets and liabilities:
Accounts receivable	(543,389)	107,215
Inventories	236,664	242,533
Prepaid expenses and other current assets	19,324	(12,558)
Accounts payable	(621,460)	(465,789)
Accrued liabilities	(214,382)	391,669
Long-term liabilities	482	59,539

Net cash provided by operating activities	1,161,882	41,906

Cash flows from investing activities:
Purchases of marketable securities	(1,969,309)	(4,482,587)
Redemptions of marketable securities	2,546,360	4,590,400
Purchases of property, plant and equipment	(98,734)	(9,272)

Net cash provided by investing activities	470,217	98,541

Cash flows from financing activities:
Exercise of stock options	—	3,832
Principal payments under capital lease obligation	(1,843)	—

Net cash (used in) provided by financing activities	(1,843)	3,832

Net increase in cash	1,630,256	144,279
Cash and cash equivalents, beginning of period	3,216,681	3,958,677

Cash and cash equivalents, end of period	$4,846,937	$4,102,956

See accompanying notes.

REPLIGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The financial statements included herein have been prepared by Repligen Corporation (the “Company”, “Repligen” or “we”), in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Form 10-K for the year ended March 31, 2005.

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

2. Revenue Recognition

We apply Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” to our revenue arrangements. We generate product revenues from the sale of our Protein A products to customers in the pharmaceutical and process chromatography industries and from the sale of SecreFlo™ to hospital-based gastroenterologists. In accordance with SAB No. 104, we recognize revenue related to product sales upon delivery of the product to the customer as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of any related receivable is reasonably assured.

Additionally, during the quarter ended June 30, 2005, the Company generated non-product revenues from a sponsored research and development project under an agreement with the Stanley Medical Research Institute. Research revenue is recognized as earned under cost plus fixed-fee contracts, or on a straight-line basis over the term of contract, which approximates when work is performed and costs are incurred. Research expenses in the accompanying statements of operations include funded and unfunded expenses.

3. Earnings (Loss) Per Share

We apply Statement of Financial Accounting Standard (“SFAS”) No. 128, “Presenting Earnings Per Share.” Basic earnings per share for the periods ended June 30, 2005 and 2004 was computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method in accordance with SFAS No. 128. Dilutive potential common shares include outstanding stock options.

Basic and diluted weighted average common shares outstanding were as follows:

	Three Months Ended
	June 30, 2005	June 30, 2004
Weighted average common shares	30,094,435	30,054,485
Dilutive common stock options	304,300	—

Weighted average common shares outstanding, assuming dilution	30,398,735	30,054,485

For the three-month period ended June 30, 2005, options to purchase 1,156,800 shares, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares. For the three-month period ended June 30, 2004, options and warrants to purchase 2,279,350 shares were excluded from the calculation of diluted earnings per share because to do so would have been antidilutive as the additional common shares from warrants and stock options would lower our diluted net loss per share.

At June 30, 2005, there were outstanding options to purchase 2,378,300 shares of our common stock at a weighted average exercise price of $2.88 per share.

4. Stock-Based Compensation

We account for stock-based compensation under SFAS No. 123 “Accounting for Stock-Based Compensation.” We continue to apply the intrinsic value method proscribed by APB No. 25 for employee stock options awards and elect the disclosure-only alternative for the same under SFAS No. 123. We follow the disclosure provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure, and amendment of FASB Statement No. 123.” SFAS 148 requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used to report results.

We have computed the pro forma disclosures required under SFAS Nos. 123 and 148 for all stock options granted to employees using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

If compensation expense for our stock plan had been determined in a manner consistent with SFAS No. 123, the pro forma net loss and net loss per share would have been as follows:

	Three months ended June 30, 2005	Three months ended June 30, 2004
Net income (loss) as reported	$2,186,326	$(645,086)
Add:
Stock-based employee compensation expense included in reported net income/(loss)	—	63,166

Deduct:
Stock-based employee compensation expense determined under fair value based method for all employee awards	(171,976)	(340,349)

Pro forma	$2,014,350	$(922,269)

Basic earning per share:
As reported	$.07	$(.02)
Pro forma	$.07	$(.03)
Diluted earnings per share:
As reported	$.07	$(.02)
Pro forma	$.07	$(.03)

5. Cash, Cash Equivalents and Marketable Securities

We apply SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At June 30, 2005, all of our marketable securities are classified as held-to-maturity investments as we have the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year.

Cash, cash equivalents and marketable securities consist of the following:

	June 30, 2005	March 31, 2005
Cash and cash equivalents	$4,846,937	$3,216,681

Marketable securities
Corporate and other debt securities	$7,448,735	$9,980,039
U.S. Government and agency securities	6,497,329	4,013,245

(Average remaining maturity, 6 months at June 30, 2005)	$13,946,064	$13,993,284

Long-term marketable securities
U.S. Government and agency securities	$3,694,911	$5,200,000
Corporate and other debt securities	2,405,937	1,430,679

(Average remaining maturity, 16 months at June 30, 2005)	$6,100,848	$6,630,679

Restricted cash of $200,000 is related to our facility lease obligation.

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories at June 30, 2005 and March 31, 2005 consist of the following:

	June 30, 2005	March 31, 2005
Raw materials	$141,469	$172,336
Work-in-process	158,216	260,080
Finished goods	96,965	200,898

Total	$396,650	$633,314

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2005	March 31, 2005
Other current liabilities	$768,702	$27,033
Research & development costs	383,286	248,490
Payroll & payroll related costs	241,728	290,139
Other accrued expenses	222,764	172,031
Professional and consulting costs	212,309	176,282
Unearned revenue	110,064	71,494
Royalty expenses	25,547	1,195,156

	$1,964,400	$2,180,625

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

The following table represents percentage of total revenue classified by geographic area:

	Three months ended June 30,
	2005	2004
Europe	52%	53%
US	47%	46%
Other	1%	1%

Total	100%	100%

During the three months ended June 30, 2005 there were two customers who accounted for approximately 49% and 29% of revenues, respectively. During the three months ended June 30, 2004, there were two customers who accounted for approximately 50% and 24% of revenues, respectively. At June 30, 2005, two customers accounted for 51% and 21% of our accounts receivable. At March 31, 2005, three customers accounted for 54%, 13% and 11% of accounts receivable.

10. New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”)”, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, effective for public companies for annual periods beginning after June 15, 2005. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of SFAS No. 123R may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The Company is evaluating SFAS No. 123R and has not yet determined the impact of stock option expense which will be incurred in future periods.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), “Inventory Costs, an amendment of APB No. 43, Chapter 4.” The amendments made by SFAS No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company expects that the adoption of SFAS No. 151 will not have a significant impact on its’ financial position and results of operations.

11. Settlement Agreement

During the three-month period ended June 30, 2005, Repligen entered into a Settlement Agreement (the “Agreement”) with ChiRhoClin, Inc., in full settlement of their arbitration proceedings. Under terms of the Agreement, Repligen is not required to pay approximately $1,169,000 of unremitted royalties to ChiRhoClin related to sales from February 2004 through March 2005. This amount, which was accrued at March 31, 2005, was reversed at the time the Agreement was signed and is recorded as other income in the quarter ended June 30, 2005.

In addition, Repligen received a payment of $750,000 and will be entitled to continue to market SecreFlo™ for the next several years under a royalty structure more favorable to Repligen than under the original Licensing Agreement. ChiRhoClin is obligated to deliver a certain amount of SecreFlo™ to Repligen over the next few years. This payment of $750,000 is recorded as “Accrued Liabilities” as of June 30, 2005. The adoption of EITF 02-16 will result in the reduction of cost of goods sold as future inventory purchased from ChiRhoClin is sold. We anticipate that this will result in an improved margin for the remainder of fiscal 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on the development of novel therapeutics for diseases that affect the central nervous system. A number of drug development programs are currently being conducted to evaluate our naturally occurring drug candidates in diseases such as schizophrenia, obsessive-compulsive disorder, bipolar disorder and neurodegeneration. In addition, we sell Protein A for monoclonal antibody purification and SecreFloTM for assessment of pancreatic disorders. In fiscal 2005, we experienced significant growth in sales and profits from our commercial products business. Our business strategy is to deploy the profits from our current commercial products and any revenue that we may receive from our patents to enable us to invest in the development of our product candidates in the treatment area of neuropsychiatric diseases while at the same time minimize our operating losses.

We are subject to a number of risks typically associated with similar companies in the biotechnology industry. Principally those risks are associated with our dependence on collaborative arrangements, development by us or our competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, results of clinical trials, compliance with the U.S. Food and Drug Administration and other governmental regulations and approval requirements, as well as the ability to grow our business and to obtain adequate capital to fund this growth, as well as other potential risk factors included in the filings made by us from time to time with the SEC, including under the section entitled “Certain Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended March 31, 2005.

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

Additionally, during the quarter ended June 30, 2005 we generated non-product revenues from sponsored research and development projects under an agreement from the Stanley Medical Research Institute. Research revenue is recognized as earned under cost plus fixed-fee contracts, or on a straight-line basis over the term of contract, which approximates when work is performed and costs are incurred. Research expenses in the accompanying statements of operations include funded and unfunded expenses.

Accrued Liabilities

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. These principles require that we estimate accrued liabilities. This process involves identifying services, which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue expenses include fees paid to our contract manufacturers in conjunction with the production of clinical materials and service fees paid to organizations for their performance in conducting our clinical trials. In the event that we do not identify certain costs which have begun to be incurred or we under or over-estimate the level of services performed or the costs of such services, our reported expenses for that period may be too low or too high. The date, on which certain services commence, the levels of services performed on or before a given date and the cost of such services are often judgmental. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

Cost of Goods Sold

During the three-month period ended June 30, 2005, Repligen entered into a Settlement Agreement (the “Agreement”) with ChiRhoClin, Inc., (CRC) in full settlement of their arbitration proceedings. Under the terms of the Agreement, Repligen received a payment of $750,000 and will be entitled to continue to market SecreFlo™ for the next several years. This payment of $750,000 is recorded as “Accrued Liabilities” as of June 30, 2005. CRC also agreed to continue to supply additional product to the Company. The Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) addresses the accounting and income statement classification for consideration given by a vendor to a customer in connection with the sale of the vendor’s products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. The adoption of EITF 02-16 will result in the reduction of cost of goods sold as future inventory purchased from CRC is sold. We anticipate that this will result in an improved margin for the remainder of fiscal 2006.

Results of Operations

Three months ended June 30, 2005 vs. June 30, 2004

Total revenue

Total revenue for the three-month periods ended June 30, 2005 and June 30, 2004 were approximately $4,239,000 and $2,809,000 respectively, an increase of $1,430,000 or 51%. During the three-month period ended June 30, 2005 Protein A sales accounted for the majority of the increase as they increased to $3,478,000 from $2,237,000 during the same period in the prior fiscal year. Our revenues are subject to significant quarterly fluctuations based on the timing of large-scale production orders of Protein A.

Operating expenses

Total operating expenses for the three-month periods ended June 30, 2005 and June 30, 2004 were approximately $3,358,000 and $3,551,000, respectively, a decrease of $193,000 or 5%.

Research and development expenses for the three-month periods ended June 30, 2005 and June 30, 2004, were approximately $1,189,000 and $1,389,000, respectively, a decrease of $200,000 or 14%. During the three-month period ended June 30, 2005, this decrease is largely attributable to a decrease in clinical trial expenses of $56,000 and clinical material expenses of $123,000. Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given time period.

Selling, general and administrative expenses for the three-month periods ended June 30, 2005 and June 30, 2004 were approximately $1,195,000 and $1,029,000 respectively, an increase of $166,000 or 16%. This increase is largely attributable to increased litigation expenses of $156,000 during the three-month period ended June 30, 2005.

Cost of goods sold for the three-month periods ended June 30, 2005 and June 30, 2004 were approximately $973,000 and $1,133,000, respectively, a decrease of $160,000 or 14%. Gross profit for the three-month periods ended June 30, 2005 and 2004 was $3,040,000 or 76% of product revenue and $1,676,000 or 60% of product revenue, respectively. This decrease in cost of goods sold is attributable to discontinuation of royalty and amortization expense of license fees on the Secreflo ™ product of $419,000 incurred during the period ended June 30, 2004, offset by increases in direct material costs of $258,000 due to increased production in the current period ended June 30, 2005. Gross profit is positively impacted in periods when product sales are higher because there is more dilution of fixed costs. We anticipate that higher product sales and the aforementioned settlement with ChiRhoClin will result in an improved margin for the remainder of fiscal 2006.

Interest income

Interest income for the three-month periods ended June 30, 2005 and June 30, 2004 was approximately $136,000 and $97,000 respectively, a result of increased interest rates.

Other income

During the three-month period ended June 30, 2005, Repligen entered into a Settlement Agreement with ChiRhoClin, Inc., in full settlement of their arbitration proceedings. Under terms of the Agreement, Repligen is not required to pay approximately $1,169,000 of previously accrued but unremitted royalties to ChiRhoClin related to SecreFloTM sales from February 2004 to March 2005. This amount, which was accrued at March 31, 2005, was reversed at the time of settlement and is recorded as other income in the quarter ended June 30, 2005.

Liquidity and capital resources

We have financed our operations primarily through sales of equity securities and revenues derived from product sales and grant and research agreements. Our revenue for the foreseeable future will be limited to our product revenue related to Protein A and SecreFlo™. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates will generate revenue and cash flows. Total cash and marketable securities at June 30, 2005 totaled $24,894,000, an increase of $1,053,000 from $23,841,000 at March 31, 2005.

Our operating activities provided cash of approximately $1,162,000 for the three-month period ended June 30, 2005 consisting of net income of approximately $2,186,000 and non-cash charges of approximately $90,000 for depreciation and amortization. In addition, an increase in product sales decreased our inventory levels by approximately $237,000. These sources of cash were offset by a decrease in accounts payable of approximately $621,000, a decrease in accrued liabilities of approximately $214,000, as well as an increase in accounts receivable of approximately $543,000.

In May 2005, we announced a settlement with our sole supplier of SecreFlo™. As a result of this settlement we received a payment of $750,000 in the period ended June 30, 2005 and will continue to market SecreFlo™ for the next several years under a more favorable royalty structure. In addition as a result of this settlement we will be relieved of our previously accrued but unremitted obligation to pay approximately $1,170,000 in royalties related to prior sales. This was recorded as other income in the period ended June 30, 2005.

Our cash was reduced by capital expenditures of $99,000 for the three-month period ended June 30, 2005. Our investing activities provided cash of approximately $479,000 primarily from redemptions of marketable securities. We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer (with the exception of U.S. treasury obligations) and type of investment. We do not expect any material loss from our investment in marketable securities.

Working capital increased to $18,373,000 at June 30, 2005 from $15,673,000 at March 31, 2005 primarily as a result of the cash settlement for $750,000 and a decrease in accounts payable and accrued liabilities.

Our future capital requirements will depend on many factors, including the following:

•	the success of our clinical studies;

•	the scope of and progress made in our research and development activities;

•	our ability to acquire additional product candidates;

•	the success of any proposed financing efforts; and

•	the ability to sustain sales and profits of our commercial products.

Our future capital requirements include, but are not limited to, continued investment in our research and development programs, capital expenditures primarily associated with purchases of equipment and continued investment in our intellectual property portfolio. Our budget includes approximately $1,000,000 of capital investment primarily to expand our Protein A manufacturing facility.

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

Off-Balance Sheet Arrangements

As of June 30, 2005, we did not have any debt arrangements that were not reflected in our balance sheet.

Commitments

As of June 30, 2005 we had the following fixed obligations and commitments:

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$2,660	$284	$789	$838	$749
Capital lease obligations (1)	31	6	14	11	—
Purchase obligations (2)	288	254	34	—	—
Contractual obligations (3)	670	129	266	240	35

Total	$3,649	$673	$1,103	$1,089	$784

(1)	The above amounts represent principal payments only, while principal and interest are payable through a fixed monthly payment of approximately $900.
(2)	These amounts represent minimum commitments due under third-party manufacturing agreements and non-cancelable purchase orders.
(3)	These amounts include payments for license, supply and consulting agreements.

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q, as well as oral statements that may be made by Repligen or by officers, directors or employees of Repligen acting on its behalf, that are not historical facts constitute “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management’s strategy, litigation strategy, costs of legal proceedings, disputes with suppliers, plans and objectives for future operations, clinical trials and results, marketing plans, revenue potential of therapeutic product candidates, product research, intellectual property and development, manufacturing plans and performance, delays in manufacturing by us or our partners, timing of customer orders, the anticipated growth in our target markets, including, without limitation, the market for neuropsychiatric disorders treatment, the market for pancreatic disease treatment, the monoclonal antibody market and the process chromatography industry and projected growth in product sales, costs of operations, sufficiency of funds to meet management objectives and availability of financing and effects of accounting pronouncements constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements, including, without limitation, risks associated with: the success of current and future collaborative relationships, the success of our clinical trials and our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of current and future litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited sales and marketing experience and capabilities, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, our ability to compete with larger, better financed pharmaceutical and biotechnology companies that may develop new approaches to the treatment of our targeted diseases, our history of losses and expectation of incurring continued losses, our ability to generate future revenues, our ability to raise additional capital to continue our drug development programs, our volatile stock price, and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled “Certain Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended March 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We have investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate $97,000 decrease in the fair value of our investments as of June 30, 2005. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer, (with the exception of U.S. treasury obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold these investments to maturity, in accordance with our business plans.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2005, Repligen, under the supervision and with the participation of Repligen’s management, including Walter C. Herlihy, Repligen’s Chief Executive Officer and President (Principal executive, accounting, and financial officer), evaluated the effectiveness of Repligen’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Repligen’s Chief Executive Officer and President (Principal executive, accounting, and financial officer) concluded that, as of June 30, 2005, Repligen’s disclosure controls and procedures are effective in ensuring that material information relating to Repligen required to be disclosed by Repligen in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the

Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to Repligen’s management, including Repligen’s Chief Executive Officer and President (Principal executive, accounting, and financial officer), as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in Repligen’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Repligen’s internal control over financial reporting.

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

On May 9, 2005, Repligen entered into a Settlement Agreement (the “Agreement”) with ChiRhoClin, Inc., in full settlement of their arbitration proceedings described above. Under the terms of the Agreement, Repligen received a payment of $750,000 and will be entitled to continue to market SecreFlo™ for the next several years under a royalty structure more favorable to Repligen than under the Licensing Agreement. ChiRhoClin is obligated to deliver a certain amount of SecreFlo™ to Repligen over the next few years. After depletion of all supplies of SecreFlo™, including those to be delivered under the Agreement, Repligen will cease marketing and selling SecreFlo™. ChiRhoClin will pay Repligen a per unit royalty on all sales by ChiRhoClin of its secretin products subject to certain time and/or volume limits. Repligen is not required to pay approximately $1,169,000 of unremitted royalties to ChiRhoClin related to sales from February 2004 through March 2005. This amount, which was accrued at March 31, 2005, was reversed at the time the Agreement was signed and is recorded as other income in the quarter ended June 30, 2005. Repligen has received security for ChiRhoClin’s performance under the Agreement.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or results of operations.

ITEM 6. EXHIBITS

(a) Exhibits

EXHIBIT	DESCRIPTION
3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.1*	Settlement Agreement by and between ChiRhoClin, Inc. and Repligen Corporation, and dated as of May 9, 2005 (filed herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Confidential Treatment has been requested for portions of this exhibit and is pending clearance with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: August 5, 2005	By:	/s/ Walter C. Herlihy
Chief Executive Officer and President,
(Principal Executive, Financial and Accounting Officer)
Repligen Corporation

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.1*	Settlement Agreement by and between ChiRhoClin, Inc. and Repligen Corporation, and dated as of May 9, 2005 (filed herein).

31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Confidential Treatment has been requested for portions of this exhibit and is pending clearance with the Securities and Exchange Commission.