Form 10-Q
period 2005-09-30
REPLIGEN CORP
filed 2005-11-04
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2005.

Common Stock, par value $.01 per share	30,105,635
Class	Number of Shares

REPLIGEN CORPORATION

INDEX

		PAGE
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Balance Sheets as of September 30, 2005 and March 31, 2005	3

	Statements of Operations for the Three and Six Month Periods Ended September 30, 2005 and 2004	4

	Statements of Cash Flows for the Six Months Ended September 30, 2005 and 2004	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
	None

Item 3.	Defaults Upon Senior Securities
	None

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information
	None

Item 6.	Exhibits	17

Signature		18

Exhibit Index		19

REPLIGEN CORPORATION

BALANCE SHEET

Unaudited

	September 30, 2005	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$5,913,731	$3,216,681
Marketable securities	10,779,631	13,993,284
Accounts receivable, less bad debt reserve of $ 15,000	1,050,448	764,232
Inventories	617,011	633,314
Prepaid expenses and other current assets	211,373	263,534

Total current assets	18,572,194	18,871,045
Property, plant and equipment, at cost:
Leasehold improvements	2,333,138	2,311,841
Equipment	1,585,964	1,194,249
Furniture and fixtures	167,180	165,903

	4,086,282	3,671,993
Less-accumulated depreciation and amortization	(1,950,372)	(1,766,585)

	2,135,910	1,905,408

Long-term marketable securities	8,181,981	6,630,679
Restricted cash	200,000	200,000

Total assets	$29,090,085	$27,607,132

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$950,937	$1,016,958
Accrued liabilities	1,839,723	2,180,625

Total current liabilities	2,790,660	3,197,583

Long-term liabilities	261,600	119,891

Total liabilities	3,052,260	3,317,474

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value
Authorized — 5,000,000 shares—Issued and outstanding — none	—	—
Common Stock, $.01 par value
Authorized—40,000,000 shares—Issued and outstanding— 30,104,435 shares at September 30, 2005 and 30,094,435 shares at March 31, 2005	301,044	300,944
Additional paid-in capital	181,508,894	181,479,645
Accumulated deficit	(155,772,113)	(157,490,931)

Total stockholders’ equity	26,037,825	24,289,658

Total liabilities and stockholders’ equity	$29,090,085	$27,607,132

See accompanying notes

REPLIGEN CORPORATION

STATEMENTS OF OPERATIONS

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Revenue:
Product revenue	$2,715,307	$1,296,432	$6,728,371	$4,105,886
Research revenue	84,417	—	310,000	—

Total revenue	2,799,724	1,296,432	7,038,371	4,105,886
Operating expenses:
Cost of product revenue	872,184	703,329	1,845,579	1,835,922
Research and development	1,324,649	1,274,198	2,514,124	2,663,310
Selling, general and administrative	1,282,655	1,138,856	2,478,151	2,168,335

Total operating expenses	3,479,488	3,116,383	6,837,854	6,667,567

Income (loss) from operations	(679,764)	(1,819,951)	200,517	(2,561,681)
Investment income	212,256	101,322	348,693	197,966
Other income	—	—	1,169,608	—

Net income (loss)	$(467,508)	$(1,718,629)	$1,718,818	$(2,363,715)

Earnings Per Share:
Basic and diluted	$(.02)	$(.06)	$.06	$(.08)

Weighted average shares outstanding:
Basic	30,098,391	30,057,667	30,096,413	30,051,340
Diluted	30,098,391	30,057,667	30,607,003	30,051,340

See accompanying notes.

REPLIGEN CORPORATION

STATEMENT OF CASH FLOWS

	Six months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,718,818	$(2,363,715)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	183,787	519,919
Stock based compensation expense	—	72,486
Changes in assets and liabilities:
Accounts receivable	(286,216)	688,995
Inventories	16,303	73,759
Prepaid expenses and other current assets	52,161	119,970
Accounts payable	(66,021)	(197,058)
Accrued liabilities	(366,859)	153,386
Long-term liabilities	840	78,298

Net cash provided by (used in) operating activities	1,252,813	(853,960)
Cash flows from investing activities:
Purchases of marketable securities	(6,735,033)	(10,356,466)
Redemptions of marketable securities	8,397,384	11,209,442
Purchases of property, plant and equipment	(243,739)	(10,322)

Net cash provided by investing activities	1,418,612	842,654
Cash flows from financing activities:
Exercise of stock options	29,349	5,343
Principal payments under capital lease obligation	(3,724)	—

Net cash provided by financing activities	25,625	5,343
Net increase (decrease) in cash	2,697,050	(5,963)
Cash and cash equivalents, beginning of period	3,216,681	3,958,677

Cash and cash equivalents, end of period	$5,913,731	$3,952,714

Non cash purchases of property, plant and equipment through capital lease obligation	$170,550	$—
Disposal of fixed assets	$—	$128,629

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

We apply Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” to our revenue arrangements. We generate product revenues from the sale of our Protein A products to customers in the pharmaceutical and process chromatography industries and from the sale of SecreFlo® to hospital-based gastroenterologists. In accordance with SAB No. 104, we recognize revenue related to product sales upon delivery of the product to the customer as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of any related receivable is reasonably assured.

Additionally, during the quarter ended September 30, 2005, the Company generated $84,000 of non-product revenues from a sponsored research and development project under an agreement with the Stanley Medical Research Institute. Research revenue is recognized under costs plus fixed fee contracts as costs are incurred. Research expenses in the accompanying statements of operations include funded and unfunded expenses.

3.	Earnings (Loss) Per Share

We apply Statement of Financial Accounting Standard (“SFAS”) No. 128, “Presenting Earnings Per Share.” Basic earnings per share for the periods ended September 30, 2005 and 2004 was computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method in accordance with SFAS No. 128. Dilutive potential common shares include outstanding stock options.

Basic and diluted weighted average common shares outstanding were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Weighted average common shares	30,098,391	30,057,667	30,096,413	30,051,340
Dilutive common stock options	—	—	510,590	—

Weighted average common shares outstanding, assuming dilution	30,098,391	30,057,667	30,607,003	30,051,340

For the three month period ended September 30, 2005, options to purchase 2,475,100 shares of our common stock at a weighted average exercise price of $2.92 per share, were not included in the calculation of earnings per share because to do so would have been antidilutive. For the six-month period ended September 30, 2005, options to purchase 1,194,100 shares at a weighted average exercise price of $4.42 per share, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares.

For the three and six month periods ended September 30, 2004, there were outstanding options to purchase 2,248,250 shares of our common stock at a weighted average exercise price of $2.99 per share and outstanding warrants to purchase 154,946 shares of our common stock at a weighted average exercise price of $8.82 per share were not included in the calculation of earnings per share because to do so would have been antidilutive.

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

If compensation expense for our stock plan had been determined in a manner consistent with SFAS No. 123, the pro forma net income (loss) and net income (loss) per share would have been as follows:

	Three months ended September 30, 2005	Three months ended September 30, 2004	Six months ended September 30, 2005	Six months ended September 30, 2004
Net income (loss) as reported	$(467,508)	$(1,718,629)	$1,718,818	$(2,363,715)
Add:
Stock-based employee compensation expense included in reported net income (loss)	—	20,625	—	63,167
Deduct:
Stock-based employee compensation expense determined under fair value based method for all employee awards	(180,988)	(264,864)	(352,964)	(612,234)

Pro forma net income (loss)	(648,496)	(2,346,439)	1,365,854	(2,912,782)

Basic earning per share:
As reported	$(.02)	$(.06)	$.06	$(.08)
Pro forma	$(.02)	$(.07)	$.05	$(.10)
Diluted earning per share:
As reported	$(.02)	$(.06)	$.06	$(.08)
Pro forma	$(.02)	$(.07)	$.05	$(.10)

5.	Cash, Cash Equivalents and Marketable Securities

We apply SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At September 30, 2005, our investments included short-term marketable securities, the majority of which are classified as held-to-maturity investments as we have the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Marketable securities are investments with original maturities of greater than 90 days.

At September 30, 2005, marketable securities also include investment grade auction rate securities, which provide higher yields than money market and other cash equivalent investments. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold, which creates a highly liquid market for these securities. We do not intend to hold these securities to maturity, but rather to use the securities to provide liquidity as necessary. Auction rate securities are classified as available-for-sale and reported at fair value. Due to the reset feature and their carrying value equaling their fair value, there are no gross realized and unrealized gains or losses from these short-term investments.

Long-term marketable securities are investment grade securities with maturities of greater than one year.

Cash, cash equivalents and marketable securities consist of the following:

	September 30, 2005	March 31, 2005
Cash and cash equivalents	$5,913,731	$3,216,681

Marketable securities
U.S. Government and agency securities	$5,398,719	$4,013,245
Auction rate securities	1,100,000	—
Corporate and other debt securities	4,280,913	9,980,039

(Average remaining maturity, 7 months at September 30, 2005, assumes auction rate maturity set at date of next auction)	$10,779,631	$13,993,284

Long-term marketable securities
U.S. Government and agency securities	$5,043,277	$5,200,000
Corporate and other debt securities	3,138,703	1,430,679

(Average remaining maturity, 18 months at September 30, 2005)	$8,181,981	$6,630,679

Restricted cash of $200,000 is related to our facility lease obligation.

6.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories at September 30, 2005 and March 31, 2005 consist of the following:

	September 30, 2005	March 31, 2005
Raw materials	$328,191	$172,336
Work -in -process	217,100	260,080
Finished goods	71,720	200,898

Total	$617,011	$633,314

7.	Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2005	March 31, 2005
Other current liabilities	$600,000	$27,033
Research & development costs	694,949	248,490
Payroll & payroll related costs	227,201	290,139
Professional and consulting costs	163,145	176,282
Other accrued expenses	73,713	172,031
Unearned revenue	17,568	71,494
Royalty expenses	25,527	1,195,156

	$1,839,723	$2,180,625

8.	Comprehensive Income/Loss

We apply SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Our comprehensive income/ loss is equal to our reported net income/loss for all periods presented.

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

The following table represents percentage of total revenue classified by geographic area:

	Three months ended September 30,		Six months ended September 30,
	2005	2004	2005	2004
Europe	58%	46%	55%	51%
US	40%	52%	44%	48%
Other	2%	2%	1%	1%

Total	100%	100%	100%	100%

During the three months ended September 30, 2005 there were two customers who accounted for approximately 53% and 15% of revenues, respectively. During the three months ended September 30, 2004, there were two customers who accounted for approximately 45% and 25% of revenues, respectively. During the six months ended September 30, 2005 there were two customers who accounted for 52% and 24% of revenues, respectively. During the six months ended September 30, 2004 there were two customers who accounted for approximately 61% and 10% of revenues, respectively. At September 30, 2005, one customer accounted for 50% of our accounts receivable. At March 31, 2005, three customers accounted for 54%, 13% and 11% of accounts receivable.

10.	New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”)”, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, effective for public companies for annual periods beginning after November 15, 2005. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of SFAS No. 123R may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The Company is evaluating SFAS No. 123R and has not yet determined the impact of stock option expense which will be incurred in future periods.

In April 2005, the SEC issued Staff Accounting Bulletin 107, “Shares-Based Payment,” which expresses the SEC Staff’s views regarding the application of SFAS No. 123(R). At present, we have not evaluated the effect of this standard.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), “Inventory Costs, an amendment of APB No. 43, Chapter 4.” The amendments made by SFAS No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after November 15, 2005. The Company expects that the adoption of SFAS No. 151 will not have a significant impact on its’ financial position and results of operations.

11.	Settlement Agreement

During the three-month period ended June 30, 2005, Repligen entered into a Settlement Agreement (the “Agreement”) with ChiRhoClin, Inc., in full settlement of their arbitration proceedings. Under terms of the Agreement, Repligen is not required to pay approximately $1,170,000 of unremitted royalties to ChiRhoClin related to sales from February 2004 through March 2005. This amount, which was accrued at March 31, 2005, was reversed at the time the Agreement was signed and was recorded as other income in the quarter ended June 30, 2005.

In addition, Repligen received a payment of $750,000 and will be entitled to continue to market SecreFlo® for the next several years under a royalty structure more favorable to Repligen than under the original Licensing Agreement. ChiRhoClin is obligated to deliver a certain amount of SecreFlo® to Repligen over the next few years. This payment of $750,000 is recorded as “Accrued Liabilities” as of September 30, 2005. The provisions of The Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) will result in the reduction of cost of goods sold as future inventory purchased from ChiRhoClin is sold. We anticipate that this will result in an improved gross margin for the remainder of fiscal 2006 compared to fiscal 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on the development of novel therapeutics for diseases that affect the central nervous system. A number of drug development programs are currently being conducted to evaluate our naturally occurring drug candidates in diseases such as schizophrenia, obsessive-compulsive disorder, bipolar disorder and neurodegeneration. In addition, we sell Protein A for monoclonal antibody purification and SecreFlo® for assessment of pancreatic disorders. In fiscal 2005, we experienced significant growth in sales and profits from our commercial products business. Our business strategy is to deploy the profits from our current commercial products and any revenue that we may receive from our patents to enable us to invest in the development of our product candidates in the treatment area of neuropsychiatric diseases while at the same time minimize our operating losses.

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

Revenue Recognition

We apply Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) to our revenue arrangements. We generate product revenues from the sale of our Protein A products to customers in the pharmaceutical and process chromatography industries, and from the sale of SecreFlo® to hospital-based gastroenterologists. In accordance with SAB No. 104, we recognize revenue related to product sales upon delivery of the product to the customer as long as there is persuasive evidence of a sale, the price is fixed or determinable and collection of the related receivable is reasonably assured.

Additionally, during the three and six month periods ended September 30, 2005 we generated non-product revenues from sponsored research and development projects under an agreement from the Stanley Medical Research Institute. Research revenue is recognized under costs plus fixed fees contracts as costs are incurred. Research expenses in the accompanying statements of operations include funded and unfunded expenses.

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

Cost of Goods Sold

During the three-month period ended June 30, 2005, Repligen entered into a Settlement Agreement (the “Agreement”) with ChiRhoClin, Inc., (CRC) in full settlement of their arbitration proceedings. Under the terms of the Agreement, Repligen received a payment of $750,000 and will be entitled to continue to market SecreFlo® for the next several years. This payment of $750,000 is recorded as “Accrued Liabilities” as of September 30, 2005. CRC also agreed to continue to supply additional product to the Company. The Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) addresses the accounting and income statement classification for consideration given by a vendor to a customer in connection with the sale of the vendor’s products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. The provisions of EITF 02-16 will result in the reduction of cost of goods sold as future inventory purchased from CRC is sold. We anticipate this will result in an improved gross margin for the remainder of fiscal 2006 compared to fiscal 2005.

Results of Operations

Three months ended September 30, 2005 vs. September 30, 2004

Total revenue

Total revenue for the three-month periods ended September 30, 2005 and September 30, 2004 were approximately $2,800,000 and $1,296,000 respectively, an increase of $1,504,000 or 116%. During the three-month period ended September 30, 2005 Protein A sales accounted for the majority of the increase as they increased to $2,278,000 from $842,000 during the same period in the prior fiscal year. Our revenues are subject to significant quarterly fluctuations based on the timing of large-scale production orders of Protein A.

Operating expenses

Total operating expenses for the three-month periods ended September 30, 2005 and September 30, 2004 were approximately $3,479,000 and $3,116,000, respectively, an increase of $363,000 or 12%.

Research and development expenses for the three-month periods ended September 30, 2005 and September 30, 2004, were approximately $1,325,000 and $1,274,000, respectively, an increase of $51,000 or 4%. During the three-month period ended September 30, 2005, this increase is largely attributable to an increase in external research expenses of $53,000, clinical trial expenses of $29,000 and clinical material expenses of $47,000 off-set by a $68,000 decrease in personnel expenses. Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given period of time.

Selling, general and administrative expenses for the three-month periods ended September 30, 2005 and September 30, 2004 were approximately $1,283,000 and $1,139,000 respectively, an increase of $144,000 or 13%. This increase is attributable to an increase in personnel related costs of $101,000, including executive level search fees and expenses associated with our independent accountants for audit and 404 compliance services of $51,000 during the three-month period ended September 30, 2005.

Cost of product revenue for the three-month periods ended September 30, 2005 and September 30, 2004 were approximately $872,000 and $703,000, respectively, an increase of $169,000 or 24%. This increase in cost of goods sold primarily reflects costs associated with increased revenue in the period ended September 30, 2005 off-set by the discontinuation of royalty and amortization expense of license fees on the SecreFlo® product of $300,000 incurred during the period ended September 30, 2004. Gross profit for the three-month periods ended September 30, 2005 and 2004 was $1,843,000 or 68% of product revenue and 593,000 or 46% of product revenue, respectively. Gross profit is positively impacted in periods when product sales are higher because there is more dilution of fixed costs. We anticipate that higher product sales and the aforementioned settlement with ChiRhoClin will result in an improved margin for the remainder of fiscal 2006 compared to fiscal 2005.

Interest income

Interest income for the three-month periods ended September 30, 2005 and September 30, 2004 was approximately $212,000 and $101,000 respectively, a result of increased interest rates.

Six months ended September 30, 2005 vs. September 30, 2004

Total revenue

Total revenue for the six-month periods ended September 30, 2005 and September 30, 2004, was approximately $7,038,000 and $4,106,000 respectively, an increase of $2,932,000 or 71%. During the six-month period ended September 30, 2005 Protein A sales increased to $5,757,000 from $3,079,000 during the same period in the prior fiscal year. This increase in total revenue is attributable to increased demand for our Protein A products during the six-month period ended September 30, 2005. Our revenues are subject to quarterly fluctuations, based on the timing of large-scale production orders of Protein A.

Operating expenses

Total operating expenses for the six-month periods ended September 30, 2005 and September 30, 2004, were approximately $6,838,000 and $6,668,000, respectively, an increase of $170,000 or 2%.

Research and development expenses for the six-month periods ended September 30, 2005 and September 30, 2004, were approximately $2,514,000 and $2,663,000, respectively, a decrease of $149,000 or 6%. Significant fluctuations in research and development expenses may occur from period to period depending on the nature and extent of development activities over any given time frame. This decrease is largely attributable to decreases in personnel costs of $98,000, clinical material expenses of $76,000, contract research and trial expenses of $61,000, off-set by a an increase of $90,000 in consulting fees during the six month period ended September 30, 2005.

Selling, general and administrative expenses for the six-month periods ended September 30, 2005 and September 30, 2004, were approximately $2,478,000 and $2,168,000, respectively, an increase of $310,000 or 14%. This increase is largely attributable to increased litigation expenses of $136,000, professional expenses of $116,000 as well as increased staffing of $64,000 in fiscal year 2006.

Cost of product revenue for the six-month periods ended September 30, 2005 and September 30, 2004, was approximately $1,846,000 and $1,836,000, respectively, an increase of $10,000 or .5%. Gross profit for the six-month periods ended September 30, 2005 and 2004 was $4,882,000 or 73% of total revenue and $2,270,000 or 55% of total revenue, respectively. This increase in cost of goods sold in the six-month period ended September 30, 2005 is attributable to increases in direct material costs of $599,000 due to increased sales, increased personnel costs of $67,000 and $50,000 for a write-down of raw material inventory. These increases were off-set by the discontinuation of royalty and amortization expense of license fees on the SecreFlo® product of $716,000. Gross profit is positively impacted in periods when product sales are higher because there is more dilution of fixed costs. We anticipate that higher product sales and the aforementioned settlement with ChiRhoClin will result in an improved margin in fiscal 2006 compared to fiscal 2005.

Interest income

Interest income for the six-month periods ended September 30, 2005 and September 30, 2004, was approximately $349,000 and $198,000, respectively, a result of increased interest rates.

Other income

During the six-month period ended September 30, 2005, Repligen entered into a Settlement Agreement with ChiRhoClin, Inc., in full settlement of their arbitration proceedings. Under terms of the Agreement, Repligen is not required to pay approximately $1,170,000 of previously accrued but unremitted royalties to ChiRhoClin related to SecreFlo® sales from February 2004 to March 2005. This amount, which was accrued at March 31, 2005, was reversed at the time of settlement and is recorded as other income in the six months ended September 30, 2005.

Liquidity and capital resources

We have financed our operations primarily through sales of equity securities and revenues derived from product sales and grant and research agreements. Our revenue for the foreseeable future will be primarily limited to our product revenue related to Protein A and SecreFlo®. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates will generate revenue and cash flows. Total cash and marketable securities at September 30, 2005 totaled $24,875,000, an increase of $1,034,000 from $23,841,000 at March 31, 2005.

Our operating activities provided cash of approximately $1,253,000 for the six-month period ended September 30, 2005 consisting of net income of approximately $1,719,000 and non-cash charges of approximately $184,000 for depreciation and amortization. These sources of cash were offset by a decrease in accounts payable of approximately $66,000, a decrease in accrued liabilities of approximately $367,000, as well as an increase in accounts receivable of approximately $286,000.

In May 2005, we announced a settlement with our sole supplier of SecreFlo®. As a result of this settlement we received a payment of $750,000 in the period ended September 30, 2005 and will continue to market SecreFlo® for the next several years under a more favorable royalty structure. In addition as a result of this settlement we will be relieved of our previously accrued but unremitted obligation to pay approximately $1,170,000 in royalties related to prior sales. This was recorded as other income in the period ended June 30, 2005.

Our cash was reduced by capital expenditures of $244,000 for the six-month period ended September 30, 2005. Our investing activities provided cash of approximately $1,662,000 primarily from redemptions of marketable securities. We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer (with the exception of U.S. treasury obligations) and type of investment. We do not expect any material loss from our investment in marketable securities.

Working capital increased to $15,782,000 at September 30, 2005 from $15,673,000 at March 31, 2005 primarily as a result of a decrease in accounts payable and accrued liabilities.

Our future capital requirements will depend on many factors, including the following:

•	the success of our clinical studies;

•	the scope of and progress made in our research and development activities;

•	our ability to acquire additional product candidates;

•	the success of any proposed financing efforts; and

•	the ability to sustain sales and profits of our commercial products.

Our future capital requirements include, but are not limited to, continued investment in our research and development programs, capital expenditures primarily associated with purchases of equipment and continued investment in our intellectual property portfolio. We expect to incur a $1,000,000 of capital investment primarily to expand our Protein A manufacturing facility in the next twelve months.

We plan to continue to invest in key research and development activities. We actively evaluate various strategic transactions on an ongoing basis, including licensing or acquiring complementary products, technologies or businesses that would complement our existing portfolio of development programs. We continue to seek to acquire such potential assets that may offer us the best opportunity to create value for our shareholders. In order to acquire such assets, we may need to seek additional financing to fund these investments. This may require the issuance or sale of additional equity or debt securities. The sale of additional equity may result in additional dilution to our stockholders. Should we need to secure additional financing to acquire a product, fund future investment in research and development, or meet our future liquidity requirements, we may not be able to secure such financing, or obtain such financing on favorable terms because of the volatile nature of the biotechnology marketplace.

Off-Balance Sheet Arrangements

As of September 30, 2005, we did not have any debt arrangements that were not reflected in our balance sheet.

Commitments

As of September 30, 2005 we had the following fixed obligations and commitments:

	Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$2,566	$190	$789	$838	$749
Capital lease obligations (1)	198	33	80	85	—
Purchase obligations (2)	100	66	34	—	—
Contractual obligations (3)	655	106	274	240	35

Total	$3,519	$395	$1,177	$1,163	$784

(1)	The above amounts represent principal payments only, while principal and interest are payable through a fixed annual payment of approximately $52,000.

(2)	These amounts represent minimum commitments due under third-party manufacturing agreements and non-cancelable purchase orders.

(3)	These amounts include payments for license, supply and consulting agreements.

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate $126,000 decrease in the fair value of our investments as of September 30, 2005. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer, (with the exception of U.S. treasury obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2005, Repligen, under the supervision and with the participation of Repligen’s management, including Walter C. Herlihy, Repligen’s Chief Executive Officer and President (Principal executive, accounting, and financial officer), evaluated the effectiveness of Repligen’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Repligen’s Chief Executive Officer and President (Principal executive, accounting, and financial officer) concluded that, as of September 30, 2005, Repligen’s disclosure controls and procedures are effective in ensuring that material information relating to Repligen required to be disclosed by Repligen in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to Repligen’s management, including Repligen’s Chief Executive Officer and President (Principal executive, accounting, and financial officer), as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, there have been no changes in Repligen’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Repligen’s internal control over financial reporting.

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

The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on September 15, 2005. At the Annual Meeting, the stockholders of the Company considered and acted upon a proposal to elect a Board of Directors for the ensuing year.

Proposal 1. Election of Directors:

The stockholders elected all of the Company’s nominees for directors.

Directors	Shares Voting In Favor	Withhold
Karen Dawes	27,170,039	353,620
Walter C. Herlihy, Ph.D.*	27,122,573	401,085
Robert J. Hennessey*	27,044,144	479,515
Alexander Rich, M.D.*	26,627,845	895,813
Tom F. Ryan, Jr. *	27,174,732	348,926
Paul Schimmel, Ph.D.*	26,629,195	894,463

*	Incumbent

ITEM 6.	EXHIBITS

(a)	Exhibits

EXHIBIT	DESCRIPTION
3.1	Restated Certificate of Incorporation, dated November 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: November 4, 2005	By:	/s/ WALTER C. HERLIHY
Chief Executive Officer and President,
(Principal Executive, Financial and Accounting Officer)
Repligen Corporation

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
3.1	Restated Certificate of Incorporation, dated November 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification (furnished herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).