Form 10-K
period 2006-03-31
REPLIGEN CORP
filed 2006-06-09
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-14656

REPLIGEN CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	04-2729386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41 Seyon Street, Building #1, Suite 100, Waltham, Massachusetts	02453
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 250-0111

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act

Common Stock, $0.01 Par Value Per Share

Series A Junior Participating Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2005 the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $93,925,837.

The number of shares of outstanding of the registrant’s common stock as of June 6, 2006 was 30,377,635.

DOCUMENTS INCORPORATED BY REFERENCE

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

We are developing novel therapeutics for the treatment of diseases of the central nervous system. We also own intellectual property on two biological therapies which may provide future revenues to support our product development efforts in neurological diseases. We also are a leading manufacturer of Protein A which is used in the production of many therapeutic monoclonal antibodies.

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

Currently Marketed Products

We currently sell two products: Protein A, which is used in the production of monoclonal antibodies, and SecreFlo®, a synthetic form of the hormone secretin, which is used as an aid in the diagnosis of certain diseases of the pancreas.

Protein A Products for Antibody Manufacturing

Protein A is widely used in the purification of therapeutic monoclonal antibodies. Most therapeutic monoclonal antibodies are manufactured by the fermentation of mammalian cells that express the monoclonal antibody. The monoclonal antibody is typically produced by a process in which an impure fermentation broth containing the desired monoclonal antibody is passed over a solid support to which Protein A has been chemically attached or “immobilized”. The immobilized Protein A binds the monoclonal antibody while other impurities are washed away. The monoclonal antibody is then recovered from the support in a substantially purified form.

We manufacture and market several products based on recombinant forms of Protein A. Our primary customers incorporate our Protein A products into their proprietary monoclonal antibody purification systems that they sell directly to the biotechnology and pharmaceutical industry. In February 2005 we announced an amended and expanded Supply Agreement (“the Agreement”) with GE Healthcare (“GEHC”), the leading supplier of purification products to the biopharmaceutical industry and the largest consumer of Protein A. The Agreement calls for Repligen to be the primary supplier of Protein A to GEHC through 2010. We are also collaborating with GEHC to scale-up the production of a modified form of Protein A which may provide additional value to the producers of monoclonal antibodies. The majority of our product sales for the last three years have been sales of Protein A products.

Sales of therapeutic monoclonal antibodies have increased from $300 million in 1997 to approximately $15 billion in 2005. This growth is based on the increasing use of therapeutic antibodies, including Erbitux® for colon cancer, Synagis® for RSV infection and Remicade® for Crohn’s disease and arthritis. There are more than 150 additional monoclonal antibodies in various stages of clinical testing which may lead to additional growth of the antibody market and in turn, increased demand for Protein A.

SecreFlo® for Pancreatic Diagnosis

In October 1999, we licensed exclusive commercial rights to a diagnostic product based on a synthetic form of porcine (pig-derived) secretin, which we market as SecreFlo®, from ChiRhoClin, Inc. (“ChiRhoClin”), a private company. ChiRhoClin is our sole supplier of SecreFlo®. SecreFlo® is approved by the U.S. Food and Drug Administration (“FDA”) as an aid in the diagnosis of chronic pancreatitis and gastrinoma (a form of cancer) and as an aid during endoscopic retrograde cholangiopancreatography (“ERCP”), a gastrointestinal procedure. In 2004 we terminated our agreement with ChiRhoClin for breach and filed an arbitration proceeding against ChiRhoClin for their alleged failure to meet certain obligations related to product and clinical development. In May 2005 we announced the settlement of the arbitration proceeding through an agreement by which we will continue to sell SecreFlo® for the next few years.

Intellectual Property on Monoclonal Antibody and Antibody Fusion Products

Erbitux®

Erbitux® is a monoclonal antibody developed by ImClone Systems (“Imclone”) which was approved by the FDA in February 2004 for the treatment of certain forms of colon cancer and in March 2006 for the treatment of head and neck cancer. We believe that Erbitux® is manufactured with a cell line created by a company whose assets were subsequently acquired by Repligen. This cell line contains certain patented genetic technologies (“DNA enhancers”) which increase the productivity of a cell line. This patent is assigned to MIT and exclusively licensed to Repligen. Imclone previously announced that it had manufactured approximately $1 billion of Erbitux® as of February 2004. Imclone recently reported that nearly all of this pre-approval stockpile of Erbitux® was exhausted by the end of December 2005. In May 2004, Repligen and MIT filed a lawsuit against Imclone alleging that Imclone has infringed our patent rights in its production of Erbitux®. Our patent expired in May 2004 and we have applied for a 5 year term extension for the patent, or until May 2009.

CTLA4-Ig

CTLA4 is a key regulator of the activity of the immune system. CTLA4 “turns off” the immune system after it has successfully cleared a bacterial or viral infection by blocking the activation of T-cells, the immune cells responsible for initiating an immune response. In the 1990’s our collaborators at the University of Michigan and the U.S. Navy demonstrated in animal models that a fusion protein consisting of fragments of CTLA4 and an antibody (“CTLA4-Ig”) could be used to block organ transplant rejection and to treat certain autoimmune diseases. Additional animal and human studies by many other groups have confirmed that CTLA4-Ig may be useful in treating diseases such as rheumatoid arthritis, multiple sclerosis, lupus, psoriasis and organ transplant rejection. CTLA4-Ig’s mechanism of action is different from the current therapies for autoimmune disease or organ transplant rejection, thus it may provide a treatment for patients who are refractory to existing therapies.

In February 2004, we were issued a U.S. patent covering the use of CTLA4-Ig for the treatment of rheumatoid arthritis, multiple sclerosis and lupus. This patent is in force until 2021. In August 2004 we were issued a European patent covering the use of CTLA4-Ig for the treatment of autoimmune disease including rheumatoid arthritis as well as organ transplant rejection. This patent is in force until 2013.

In December 2005, the FDA approved Bristol-Myers Squibb Corporation’s (“Bristol”) application to market CTLA4-Ig, under the brand name Orencia®, for treatment of rheumatoid arthritis. Bristol started commercial sales of Orencia® in February 2006.

In January 2006, Repligen and The University of Michigan jointly filed a complaint against Bristol in the United States District Court for the Eastern District of Texas for infringement of U.S. Patent No. 6,685,941. The patent, entitled “Methods of Treating Autoimmune Disease via CTLA4-Ig,” covers methods of using CTLA4-Ig to treat rheumatoid arthritis, as well as other therapeutic methods. Repligen has exclusive rights to this patent from its owners, the University of Michigan and the U.S. Navy.

Development Stage Products for Neuropsychiatric Disorders

Secretin

Secretin is a well-known hormone produced in the small intestine that regulates the function of the pancreas as part of the process of digestion. More recently, secretin and its receptor have been found in the central nervous system, suggesting a possible role as a neurotransmitter. We are evaluating secretin as a treatment for schizophrenia and for improvement of MRI imaging of the pancreas.

Schizophrenia is a serious, disabling and chronic mental disorder that affects 2 million people in the United States. Schizophrenia is characterized by thought disorders such as delusions or hallucinations, as well as social withdrawal, lack of initiative, and cognitive deficits. Current antipsychotic drugs are effective in reducing thought disorders in some patients but have limited effects on the social withdrawal or cognitive symptoms. The total cost for the care and treatment of patients with schizophrenia in the United States in 2002 was over $60 billion.

We have completed enrollment in a follow-on study to assess the impact of RG1068, synthetic human secretin, on a surrogate marker for a cognitive deficit characteristic of patients with schizophrenia. This study was conducted to determine if the preliminary finding that secretin may have had an impact on a cognitive deficit in schizophrenia is reproducible and related to drug treatment. This was an investigator initiated study conducted by Indiana University Hospital School of Medicine. Twenty-eight patients were assigned to one of two double blind treatment groups, and received either subcutaneous saline or subcutaneous RG1068. Additional assessments were made on the patients to investigate the effects of RG1068 on information processing and affect modulation. A preliminary review of the blinded data suggests that while there may be an effect of drug treatment, further analysis of the data will be necessary to understand the potential impact of secretin on this patient population.

Secretin has gained acceptance especially in Europe for use with abdominal MRI imaging to improve visualization of pancreaticobiliary structures and to increase diagnostic sensitivity relative to unenhanced abdominal MRI. MRI technology images stationary water thus the use of secretin during MRI harnesses the natural biologic properties of secretin, which signals the release of water-rich fluids into the ducts of the pancreas. Improvement in the detection and delineation of normal and abnormal structures with MRI is attractive for patient care as it can obviate the need for more risky invasive procedures.

In June, we initiated a clinical trial to evaluate the use of RG1068 as an agent to improve the detection of structural abnormalities of the pancreatic ducts during MRI imaging of the pancreas. This is a multi-center, baseline controlled, single dose study in which 80 patients with a history of pancreatitis will receive a secretin-enhanced MRI and an unenhanced MRI of the pancreas. This study will assess the sensitivity and specificity of secretin-enhanced MRI to improve the ability to detect pancreatic duct abnormalities relative to unenhanced MRI as well as the safety of secretin in combination with MRI. This study is being initiated at approximately 8-10 clinical sites. Discussions with the FDA have resulted in a consensus on the design of a clinical study to support this indication including patient selection, study operations and endpoints.

Uridine

Uridine is a biological compound essential for the synthesis of DNA and RNA, the basic hereditary material found in all cells, and numerous other factors essential for cell metabolism. Uridine is synthesized by the power plant of the human cell known as the mitochondria. The rationale for uridine therapy in CNS disorders is supported by pre-clinical and clinical research. Researchers at McLean Hospital previously demonstrated that uridine is active in a well-validated animal model of depression. Recent reports indicate that certain genes that encode for mitochondrial proteins are significantly down-regulated in the brains of bipolar patients. This new insight suggests that the symptoms of bipolar disorder may be linked to dysregulation of energy metabolism of the brain.

Bipolar disorder, also known as manic depression, is marked by extreme changes in mood, energy and behavior in which a person can alternate between mania (highs) and depression (lows). Bipolar disorder affects more than 2 million adults in the United States. Current drug therapy for bipolar disorder includes the use of lithium and anti-depressants. However side effects are frequent and troublesome, and patients do not respond fully, leading to frequent recurrences of mania and depression.

In March 2006 we initiated a Phase 2 clinical trial of RG2417, an oral formulation of uridine, in patients with bipolar depression. This Phase 2 study is a multi-center, dose escalating study in which 80 patients will receive either RG2417 or a placebo for 6 weeks. Patients will be evaluated for the safety and effectiveness of RG2417 on the symptoms of bipolar depression. This study is being conducted under a development agreement with the Stanley Medical Research Institute, under which Repligen will receive approximately $1,200,000 in funding. The Stanley Medical Research Institute is the largest nonprofit provider of funding for research on schizophrenia and bipolar disorder in the United States.

Repligen previously completed a 6-week Phase 1 clinical trial of a prodrug of uridine (RG2133) in patients with bipolar disorder or major depression. The results demonstrated that administration of RG2133 in this patient population appeared to be safe, did not induce mania, and provided early evidence of a clinical effect of the drug. The trial evaluated 19 patients and was carried out by investigators at McLean Hospital, the largest psychiatric clinical care, teaching and research affiliate of Harvard Medical School.

Repligen’s Business Strategy

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

Sales and Marketing

We sell our Protein A products primarily through value-added resellers including GEHC and Applied Biosystems, Inc., as well as through distributors in certain foreign markets. We market SecreFlo® directly to gastroenterologists in the United States.

Significant Customers and Geographic Reporting

Customers for our Protein A products include chromatography companies, diagnostics companies, biopharmaceutical companies and laboratory researchers. During fiscal year 2006, the customers that accounted for more than 10% of our total revenue were GEHC and Applied Biosystems, Inc. During fiscal year 2005, the customers that accounted for more than 10% of our total revenue were GEHC, Applied Biosystems, Inc. and Cardinal Healthcare. During fiscal 2004, the customers that accounted for more than 10% of our total revenue were GEHC and Cardinal Healthcare.

Of our fiscal 2006 revenue, 48% is attributable to U.S. customers and 52% is attributable to foreign customers, of which 75% is attributable to two customers. Of our fiscal 2005 revenue, 43% is attributable to U.S. customers and 56% is attributable to foreign customers, of which 77% is attributable to three customers. Of our fiscal 2004 revenue, 50% is attributable to U.S. customers and 50% is attributable to foreign customers, of which 54% is attributable to two customers.

Employees

As of June 6, 2006 we had 43 employees. Of those employees, 30 were engaged in research, development and manufacturing and 13 in administrative and marketing functions. Fifteen of our employees hold doctorates or other advanced degrees. Each of our employees has signed a confidentiality agreement. None of our employees are covered by collective bargaining agreements.

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

Secretin

We are currently prosecuting patent applications for the use of secretin for the treatment of anxiety disorders and schizophrenia in the United States and key foreign markets. In March 2003, the University of North Carolina (“UNC”) filed patent applications claiming the use of secretin for the treatment of certain behavioral disorders, including schizophrenia. In March 2004, we exclusively licensed UNC’s rights in this area, which is unrelated to SecreFlo®.

CTLA4-Ig

We are the exclusive licensee of all CTLA4-Ig patent rights owned by the University of Michigan (“Michigan”). In February 2004, U.S. Patent No. 6,685,941 (“the ‘941 patent”) issued, to which we own the exclusive rights through license agreements with Michigan and the U.S. Navy. The ‘941 patent has claims that cover the use of CTLA4-Ig to treat rheumatoid arthritis, multiple sclerosis and certain other autoimmune disorders and is assigned to the University of Michigan and the U.S. Navy. The ‘941 patent expires in 2021. In August 2004, we were granted a European patent which claims the use of CTLA4-Ig in the treatment of autoimmune disease including rheumatoid arthritis as well as organ transplant. This patent will remain in force until 2013. Under the European system third parties can file oppositions to patents during the nine months following grant of a European patent. On May 4, 2005, Bristol filed an opposition to our European patent which initiates the opposition process and we have answered Bristol’s opposition papers. The European Patent Office (EPO) will next schedule a hearing to allow both sides to orally present their case, following which a ruling will be made. The ruling will either uphold the patent claims as granted, modify the claims, or rescind the claims.

Any ruling may be appealed, in whole or in part. Regardless of an opposition or any outcome during the opposition process, a granted European patent is held to be in effect and valid for its natural term or until such time as all final appeals are exhausted or waived. We intend to vigorously defend our granted European patent through the opposition process.

Uridine

In November 2000 and December 2000, Repligen entered into two license agreements (the “UCSD Uridine License Agreements”) with the University of California, San Diego (“UCSD”) for certain patent applications pertaining to the use of uridine and uridine derivatives for the treatment of mitochondrial disease and purine autism. On June 21, 2001, Pro-Neuron, Inc. filed a complaint (the “Pro-Neuron Complaint”) against the Regents of the University of California (the “Regents”) and Repligen in the Superior Court of California, County of San Diego seeking to void the UCSD Uridine License Agreement relating to treatment of mitochondrial disease entered into between Repligen and the UCSD. Pro-Neuron, Inc. subsequently amended the complaint to include the UCSD Uridine License Agreement related to purine autism and claims for misappropriation of trade secrets.

In June 2003, Repligen agreed to restructure the UCSD License Agreements to exclude the field of acylated pyrimidines, including triacetyluridine.

In April 2004, a U.S. patent was issued to Repligen and University of California, which claims methods of treating certain developmental disorders, including certain forms of autism, with uridine compositions which expires in October 2020. Foreign equivalents of this patent are pending. A patent with similar claims has recently issued in Australia.

Protein A

We own a U.S. patent covering recombinant Protein A, which expires in 2009, as well as significant know-how in the manufacture of high-purity Protein A. We also own a U.S. patent covering modified forms of Protein A, which was non-exclusively licensed to Amersham Biosciences (now GEHC) in 1998 as part of a ten year agreement, which was amended and extended in 2005 until 2010, covering the supply of Protein A to GEHC.

In addition to its utility in monoclonal antibody manufacturing, Protein A may also be useful in human therapy based on its activity as a B-cell toxin. Repligen has exclusively licensed rights from the University of California, San Diego to a United States patent application which claims a variety of potential therapeutic uses of Protein A. Foreign equivalents of this patent application are also pending.

Research and Development

For the past three years, we have devoted substantially all of our resources to the research and development of therapeutic product candidates and our commerical products and product candidates discussed herein. We spent $5,163,000 in fiscal 2006, $5,037,000 in fiscal 2005, and $6,484,000 in fiscal 2004 on company-sponsored research and development activities.

Competition

Our Protein A and SecreFlo® products compete on the basis of quality, performance, cost effectiveness, and application suitability with numerous established technologies. Additional products using new technologies that may be competitive with our products may also be introduced. Many of the companies selling or developing competitive products have financial, manufacturing and distribution resources significantly greater than ours.

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

Manufacturing

Protein A for Antibody Manufacturing

We manufacture Protein A products from recombinant strains of bacteria. We manufacture Protein A for GEHC under a ten-year supply agreement which was initiated in December 1998. In February 2005, we announced an amended and expanded Supply Agreement with GEHC, the leading supplier of purification products to the biopharmaceutical industry and the largest consumer of Protein A. While third parties carry out certain fermentation and certain recovery operations, the purification, immobilization, packaging and quality control testing of Protein A are conducted at our facilities. We maintain an active quality assurance effort to support the regulatory requirements of our customers. We purchase raw materials from more than one commercially established company and believe that the necessary raw materials are currently commercially available in sufficient quantities necessary to meet market demand.

SecreFlo® (synthetic porcine secretin)

SecreFlo® our diagnostic secretin product, is purchased from ChiRhoClin who contracts with third parties for the synthesis of the drug substance and the drug product. This company is our sole supplier for this product. Under the terms of a settlement agreement, ChiRhoClin is obligated to deliver a certain amount of SecreFlo® to Repligen over the next few years. After depletion of all supplies of SecreFlo®, including those to be delivered under the settlement agreement, Repligen will cease marketing and selling SecreFlo®. (For more information about the settlement agreement with ChiRhoClin, please see “Item 3 Legal Proceedings.”)

Therapeutic Product Candidates

We currently rely, and will continue to rely, for at least the next few years, upon contract manufacturers for both the procurement of raw materials and the production of our product candidates for use in our clinical trials. Our product candidates will need to be manufactured in a facility by processes that comply with the FDA’s good manufacturing practices and other similar regulations. It may take a substantial period of time to begin manufacturing our products in compliance with such regulations. If we are unable to establish and maintain relationships with third parties for manufacturing sufficient quantities of our product candidates and their components that meet our planned time and cost parameters, the development and timing of our clinical trials may be adversely affected.

We purchase raw materials from more than one commercially established company. Our necessary raw materials are currently commercially available in quantities that far exceed the scale required to complete all of our future planned clinical trials.

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

Clinical trials involve the administration of the drug to human volunteers or patients under the supervision of a qualified investigator, usually a physician, with an FDA-approved protocol. Human clinical trials are typically conducted in three sequential phases:

•	Phase 1 clinical trials represent the initial administration of the investigational drug to a small group of human subjects to test for safety (adverse effects), dose tolerance, absorption, biodistribution, metabolism, excretion and clinical pharmacology and, if possible, to gain early evidence regarding efficacy.

•	Phase 2 clinical trials typically involve a small sample of the actual intended patient population and seek to assess the efficacy of the drug for specific targeted indications, to determine dose tolerance and the optimal dose range, and to gather additional information relating to safety and potential adverse effects.

•	Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase 3 clinical trials are initiated to establish further clinical safety and efficacy of the investigational drug in a broader sample of the general patient population at multiple study sites in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for product approval. The Phase 3 clinical development program consists of expanded, large-scale studies of patients with the target disease or disorder to obtain definitive statistical evidence of the efficacy and safety of the proposed product.

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

Item 1A.	RISK FACTORS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Investors should carefully consider the risk factors described below before making an investment decision.

If any of the events described in the following risk factors occur, our business, financial condition or results of operations could be materially harmed. In that case the trading price of our common stock could decline, and Investors may lose all or part of their investment. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that affect Repligen.

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

We are also subject to numerous foreign regulatory requirements governing the design and conduct of the clinical trials and the manufacturing and marketing of our future products. The approval procedure varies among countries. The time required to obtain foreign approvals often differs from that required to obtain FDA approvals. Moreover, approval by the FDA does not ensure approval by regulatory authorities in other countries (or vice versa).

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

We rely on a single supplier (ChiRhoClin) for our SecreFlo® product

We rely on a single supplier (ChiRhoClin) for our SecreFlo® product. Under the terms of our settlement agreement, ChiRhoClin is obligated to deliver a certain amount of SecreFlo® to Repligen over the next few years. After depletion of all supplies of SecreFlo®, including those to be delivered under the settlement agreement, Repligen will cease marketing and selling SecreFlo®. In the event that we are unable to acquire additional products, our revenues may be negatively impacted. (For more information about the settlement agreement regarding SecreFlo®, please see “Legal Proceedings.”)

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

We have incurred substantial losses, we expect to continue to incur operating losses and we will not be successful until we reverse this trend.

We have incurred operating losses in each year since our founding in 1981. We expect to continue to incur operating losses for the foreseeable future.

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

Item 1B.	NONE

Item 2.	PROPERTIES.

We lease approximately 25,000 square feet of space in Waltham, Massachusetts, of which approximately 10,000 square feet is manufacturing and laboratory space. The remaining space is used as office space. Our lease expires in January 2013, with options to extend for two five-year periods. During fiscal 2006, we incurred aggregate rental costs for our facility, excluding maintenance, taxes and utilities, of approximately $394,000. Our space is adequate for our current use and for the foreseeable future.

Item 3.	LEGAL PROCEEDINGS.

Bristol-Myers Squibb Company

In January 2006, Repligen Corporation and The University of Michigan jointly filed a complaint against Bristol in the United States District Court for the Eastern District of Texas for infringement of U.S. Patent No. 6,685,941 (“the ‘941 patent”) for the commercial sale of Orencia®. The ‘941 patent, entitled “Methods of Treating Autoimmune Disease via CTLA4-Ig,” covers methods of using CTLA4-Ig to treat rheumatoid arthritis, as well as other therapeutic methods. Repligen has exclusive rights to this patent from its owners, the University of Michigan and the U.S. Navy. In February, Bristol answered the complaint and counterclaimed seeking a declaratory judgment that the ‘941 patent is invalid and unenforceable and that Bristol does not infringe the patent.

ImClone Systems, Inc.

In May 2004, Repligen Corporation and The Massachusetts Institute of Technology (“MIT”) filed an action for patent infringement in the United States District Court for the District of Massachusetts against ImClone Systems, Inc. (“Imclone”) for infringement of U.S. Patent No. 4,663,281 (“the ‘281 patent”) based on Imclone’s manufacture and sale of the cancer drug Erbitux®. The technology claimed by the ‘281 patent, which was invented by researchers at MIT, covers certain genetic elements (DNA enhancers) that increase protein production in a mammalian cell. Repligen is the exclusive licensee of the ‘281 patent from MIT. Damon Biotech, a predecessor of Repligen, developed the cell line which is used to manufacture Erbitux® in 1990 for the National Cancer Institute and incorporated the DNA enhancer technology which is the basis of the ‘281 patent. Repligen seeks relief, including compensation in the form of royalties for the material Imclone manufactured prior to the expiration of the ‘281 patent in May of 2004.

In February 2006, the Court heard oral arguments on summary judgment motions brought by plaintiffs Repligen and MIT and defendant Imclone on the issue of exhaustion of patent rights. The Court may: 1) rule in plaintiffs’ favor, dispose of Imclone’s patent exhaustion defense and set the case for trial; 2) deny both parties’ motions and set the case for trial; or 3) rule in Imclone’s favor and enter judgment against plaintiffs in the case, subject to appeal.

Repligen and MIT have also filed an application for patent term extension for the ‘281 patent, which if granted will extend the term of the patent to May 2009.

ChiRhoClin, Inc.

In February 2004, Repligen terminated the September 1999 Licensing Agreement with ChiRhoClin, its supplier of SecreFlo®, based on ChiRhoClin’s alleged failure to meet its obligations under the Licensing Agreement.

On April 9, 2004, Repligen filed an arbitration demand against ChiRhoClin with the American Arbitration Association in New York seeking to recover payments made to ChiRhoClin and additional damages. In this arbitration demand, Repligen alleged that ChiRhoClin breached several of its obligations under the September 1999 Licensing Agreement including failure to use best efforts to obtain various FDA approvals and to manufacture and supply SecreFlo®, in a timely manner. In June 2004, ChiRhoClin filed a counterclaim alleging that Repligen had wrongfully terminated the Licensing Agreement.

On May 9, 2005, Repligen entered into a Settlement Agreement (the “Agreement”) with ChiRhoClin, Inc., in full settlement of the arbitration proceedings described above. Under the terms of the Agreement, Repligen received a payment of $750,000 and will be entitled to continue to market SecreFlo®, for the next several years under a royalty structure more favorable to Repligen than under the Licensing Agreement. ChiRhoClin is obligated to deliver a certain amount of SecreFlo®, to Repligen over the next few years. This payment of $750,000 was recorded as “Accrued Liabilities” as of June 30, 2005. The adoption of EITF 02-16 Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor has resulted in the reduction of cost of goods sold as future inventory purchased from ChiRhoClin is sold. After depletion of all supplies of SecreFlo® provided by ChiRhoClin, including those to be delivered under the Agreement, Repligen will cease marketing and selling a secretin product supplied by ChiRhoClin. ChiRhoClin will pay Repligen a per unit royalty on all sales by ChiRhoClin of its secretin products subject to certain time and/or volume limits. Repligen is not required to pay approximately $1,170,000 of unremitted royalties to ChiRhoClin related to sales from February 2004 to March 2005. This amount which was accrued at March 31, 2005 was recorded as other income in the quarter ended June 30, 2005. Repligen has received security for ChiRhoClin’s performance under the Agreement.

Other

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

No matters were submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 2006.

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

	Fiscal Year 2006		Fiscal Year 2005
	High	Low	High	Low
First Quarter	$2.45	$1.67	$3.44	$2.33
Second Quarter	$4.00	$1.99	$2.44	$1.32
Third Quarter	$4.00	$2.80	$2.88	$1.70
Fourth Quarter	$4.99	$3.43	$2.90	$1.68

Stockholders and Dividends

As of June 7, 2006 there were approximately 811 stockholders of record of our common stock. We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations and our proprietary drug development programs. Any future determination as to the payment of dividends will be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors deems relevant.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities

On March 1, 2006, we engaged CEOcast, Inc. to render investor relations services. In exchange and as consideration for CEOcast Inc.’s investor relations services, we issued 25,000 restricted shares of common stock to CEOcast Inc. We recorded the value of these shares as determined using Black-Scholes option pricing model as selling, general and administrative expense in fiscal year 2006 in the accompanying statements of operations. No underwriters were involved in the issuance of this restricted common stock. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended since the shares were issued to a single entity and based on other facts. The restrictions on the shares will lapse on March 1, 2007.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from the audited financial statements of Repligen. The selected financial data set forth below should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report and our Annual Report on Form 10-K for the years ended March 31, 2005, 2004, 2003 and 2002.

	Years ended March 31,
	2006	2005	2004	2003	2002
	(In thousands except per share amounts)
Revenue:
Product revenue	$12,529	$9,360	$6,843	$7,743	$4,302
Other revenue	382	—	71	29	—

Total revenue	12,911	9,360	6,914	7,772	4,302

Operating expenses:
Cost of product revenue	3,551	3,888	3,248	3,480	1,993
Research and development	5,163	5,037	6,484	5,227	5,361
Selling, general and administrative	5,417	4,597	4,710	4,159	2,526
Impairment of long lived asset	—	—	2,413	—	—

Total operating expenses	14,131	13,522	16,855	12,866	9,880

Income (loss) from operations	(1,220)	(4,162)	(9,941)	(5,094)	(5,578)

Interest expense	(3)	—	—	—	—
Investment income	750	428	390	557	1,117
Other income	1,170	750	—	—	—

Net income (loss)	697	(2,984)	(9,551)	(4,537)	(4,461)

Earnings Per Share:
Basic and diluted	$0.02	$(0.10)	$(0.32)	$(0.17)	$(0.17)

Weighted average shares outstanding:
Basic	30,125	30,062	29,686	26,813	26,640

Diluted	30,691	30,062	29,686	26,813	26,640

	As of March 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash and marketable securities*	$23,408	$23,523	$24,269	$18,709	$24,750
Working capital	18,575	15,673	13,684	15,602	20,577
Total assets	28,599	27,607	29,615	26,793	29,111
Long-term obligations	231	120	86	2	—
Accumulated deficit	(156,794)	(157,491)	(154,507)	(144,956)	(140,419)
Stockholders’ equity	25,433	24,290	27,164	24,550	26,445

*	Excludes restricted cash of $200,000 restricted as part of our headquarters lease arrangement.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a biopharmaceutical company focused on the development of novel therapeutics for diseases that affect the central nervous system. A number of drug development programs are currently being conducted to evaluate our naturally occurring drug candidates in diseases such as schizophrenia, bipolar disorder and neurodegeneration. In addition, we sell two commercial products, Protein A for monoclonal antibody purification and SecreFlo® for assessment of pancreatic disorders. In fiscal 2006, we experienced significant growth in sales and profits from our commercial products business. Our business strategy is to deploy the profits from our current commercial products and any revenue that we may receive from our patents to enable us to invest in the development of our product candidates in the treatment area of neuropsychiatric diseases while at the same time minimize our operating losses.

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

During the fiscal year 2006 ended March 31, 2006, we received $310,000 of cash from a sponsored research and development project under an agreement with the Stanley Medical Research Institute. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred. During fiscal 2004 we generated non-product revenues from sponsored research and development projects under a Small Business Innovation Research (“SBIR”)

Phase I grant. Research expenses in the accompanying statements of operations include funded and unfunded expenses. Additionally, during fiscal year 2006, the Company earned and recognized approximately $72,000 in royalty revenue from ChiRhoClin, Inc.

Impairment Analysis of Long-lived Assets

We review our long-term assets for impairment at each reporting period in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

During fiscal 2003, under the terms of our September 1999 Licensing Agreement with ChiRhoClin, Inc. we made a milestone payment to ChiRhoClin that consisted of $1,250,000 in cash and 696,223 shares of our common stock. We recorded the fair value of the shares issued, $2,576,025, and the cash paid of $1,250,000, as a long-term intangible asset. Beginning in April 2002, we began to amortize this intangible asset to cost of revenue over the remaining term of the license, approximately seven years. We amortized $510,130 during the year ended March 31, 2004.

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

Accrued Liabilities

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. These principles require that we estimate accrued liabilities. This process involves identifying services, which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date. Examples of estimated expenses for which we accrue expenses include fees paid to our contract manufacturers in conjunction with the production of clinical materials and service fees paid to organizations for their performance in conducting our clinical trials. In the event that we do not identify certain costs which have begun to be incurred or we under or over-estimate the level of services performed or the costs of such services, our reported expenses for that period may be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often judgmental. We make these judgments based upon the facts and circumstances known to us in accordance with generally accepted accounting principles. Repligen was not required to pay approximately $1,170,000 of accrued but unremitted royalties to ChiRhoClin related to sales of Secreflo® from February 2004 to March 2005. This amount was recorded as other income in the quarter ended June 30, 2005.

RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

Revenues

Total revenue for fiscal 2006, 2005 and 2004 were $12,911,000, $9,360,000 and $6,914,000. Revenues for the years ending March 31, 2006, 2005 and 2004 were primarily comprised of sales of our commercial products, Protein A and SecreFlo®. During the fiscal year ended March 31, 2006, 2005 and 2004 sales of our commercial products were:

	Year ended March 31			% Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
	(in thousands, except percentages)
Protein A	$10,540	$7,134	$4,976	48%	43%
SecreFlo®	1,989	2,189	1,867	-9%	17%
Other product revenue	—	37	—

Product revenue	$12,529	$9,360	$6,843	34%	37%

Substantially all of our products based on recombinant Protein A are sold to customers who incorporate our manufactured products into their proprietary antibody purification systems to be sold directly to the pharmaceutical industry. Monoclonal antibodies are a well-established class of drug with applications in rheumatoid arthritis, asthma, Crohn’s disease and a variety of cancers. Sales of Protein A are therefore impacted by the timing of large-scale production orders and on the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

During fiscal 2006, Protein A sales increased by $3,406,000 as a result of a rise in the demand for our Protein A products. During the fourth quarter of fiscal 2005, a supply agreement with GEHC was amended to expand the scope of manufacturing and extend the term of the agreement through 2010. During fiscal 2004, manufacturing problems experienced by one of our significant customers negatively impacted our sales of Protein A. We anticipate that sales of Protein A will continue to grow during the next year, but at a reduced rate and will continue to be subject to quarterly fluctuations due to timing of large-scale production orders.

Sales of SecreFlo® decreased $200,000 in fiscal 2006 due to competition with our sole supplier of SecreFlo® and as a result of a reduction in sales and marketing efforts. Sales increased $322,000 in fiscal 2005 from $1,867,000 in fiscal 2004 during which a delay in the delivery of a new lot of SecreFlo® from the manufacturer negatively impacted sales. The settlement in fiscal 2005 with our sole supplier of SecreFlo® provides for continued supply during fiscal 2007.

During the fiscal year 2006, we received $310,000 of cash from a sponsored research and development project under an agreement with the Stanley Medical Research Institute. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred. Additionally, during fiscal year 2006, we earned and recognized approximately $72,000 in royalty revenue from ChiRhoClin, Inc. During fiscal 2004, we generated $71,000 of non-product revenues from sponsored research and development projects under a Small Business Innovation Research (“SBIR”) Phase I grant.

Costs and Operating expenses

Total costs and operating expenses for fiscal 2006, 2005 and 2004 were approximately $14,131,000, $13,522,000 and $16,855,000, respectively.

	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Costs and operating expenses:
Cost of product revenue	$3,551	$3,888	$3,248	-9%	20%
Research and development	5,163	5,037	6,484	3%	-22%
Selling, general and administrative	5,417	4,597	4,710	18%	-2%
Impairment of long lived asset	—	—	2,413		-100%

Total operating expenses	$14,131	$13,522	$16,855	5%	-20%

The decrease in cost of product revenue of $337,000 in fiscal 2006 is attributable to a decrease in royalty and amortization fees of $1,236,000 associated with SecreFlo®, partially offset by an increase of $688,000 in direct materials and increased personnel costs of $189,000. This reduction in SecreFlo® related expenses is due to the settlement agreement in May of 2005 with ChiRhoClin while the increase in material costs and personnel is a result of higher sale levels. During fiscal 2005, the increase in costs of product revenue of $640,000 was directly attributable to higher product sales and a charge of approximately $200,000 for excess and expired inventory. Gross profit is positively impacted in periods when product sales are higher because there is more absorption of fixed costs. We anticipate that higher product sales and the aforementioned settlement with ChiRhoClin will result in the similar margins for fiscal 2007.

Research and development expenses for fiscal 2006, 2005 and 2004 were approximately $5,163,000, $5,037,000 and $6,484,000, respectively. Research and development costs primarily include costs of internal personnel, external research collaborations, clinical trials and the costs associated with the manufacturing and testing of clinical materials. We currently have ongoing research and development programs that support our product candidates of secretin and uridine. In addition, we are involved with a number of early stage programs that may or may not be further developed. Due to the small size of the Company and the fact that these various programs share personnel and fixed costs such as facility costs, depreciation, and supplies, we do not track our expenses by program.

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

These risks and uncertainties also prevent us from estimating with any certainty the specific timing and future costs of our research and development programs, although historical trends within the industry suggest that expenses tend to increase in later stages of development. Collaborations with commercial vendors and academic researchers accounted for 36%, 37% and 43% of our research and development expenses in the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The outsourcing of such services provides us flexibility to discontinue or increase spending depending on the success of our research and development programs.

During fiscal 2006, research and development expenses increased by $126,000. This increase is largely attributable to higher clinical trial expenses of $192,000, increased personnel expenses of $124,000 and increased license expense of $59,000, offset by decreased expenses associated with our external research of $222,000. During fiscal 2005, costs of clinical trials decreased by $736,000, clinical materials decreased by $124,000, external collaborations costs decreased by $90,000 and staffing costs decreased by $239,000.

Future research and development expenses are dependent on a number of variables, including the cost and design of clinical trials and external costs such as manufacturing of clinical materials. We expect our research and development expenses in fiscal 2007 to increase due to an increase in clinical trials and may further increase if we acquire an additional product candidate.

Selling, general and administrative expenses (SG&A) include the associated costs with selling our commercial products and costs required to support our research and development efforts including legal, accounting, patent, shareholder services and other administrative functions. In addition, SG&A expenses have historically included costs associated with various litigation matters.

During fiscal 2006, SG&A costs increased by approximately $820,000. This increase was a result of increased personnel expenses of $291,000, increased professional expenses of $271,000, increased legal expenses of $176,000 and increased marketing costs of $27,000. During fiscal 2005, SG&A costs decreased by approximately $113,000, a result of decreased costs in shareholder services of $212,000 and marketing expenses of $174,000 offset by increased legal costs of $292,000 and external costs relating to compliance with the Sarbanes-Oxley Act of 2002 of $151,000. We expect SG&A expenses to increase in FY2007 due to litigation and personnel expenses.

Impairment of long-lived asset

During fiscal 2004, we recognized a non-cash charge of $2,413,000 associated with the termination of the SecreFlo® license agreement. (See “Legal Proceedings” and Note 3 of Notes to Financial Statements.)

Investment income

Investment income includes income earned on invested cash balances. Investment income for fiscal 2006, 2005 and 2004 was approximately $750,000, $428,000 and $390,000, respectively. The increase of $322,000 or 75% in fiscal 2006 is attributable to a higher interest rates compared to fiscal 2005. The increase of $38,000 or 10% in fiscal 2005 was attributable to higher interest rates earned as compared to fiscal 2004. We expect interest income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Other income

During the year ended March 31, 2006, Repligen entered into a Settlement Agreement with ChiRhoClin, Inc., in full settlement of their arbitration proceedings. As a result of the settlement, we determined that we were not required to pay approximately $1,170,000 of previously accrued but unremitted royalties to ChiRhoClin related to SecreFlo® sales from February 2004 to March 2005. This amount, which was accrued at March 31, 2005, was reversed at the time of settlement and is recorded as other income in the fiscal year ended March 31, 2006. Other income for the year ended March 31, 2005 consists of $750,000 in proceeds from a legal settlement from Pro-Neuron received in November 2004.

Liquidity and Capital Resources

We have financed our operations primarily through sales of equity securities and revenues derived from product sales and grants. Our revenue for the foreseeable future will be limited to our product revenue related to Protein A and SecreFlo®. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates or our patents will generate revenue and cash flows.

At March 31, 2006 we had cash and marketable securities of $23,408,000 compared to $23,523,000, at March 31, 2005. Restricted cash of $200,000 is not included in cash and marketable securities for either 2006 or 2005.

Cash Flows

(In thousands)	Year ended March 31,
Cash provided by (used in)	2006	Increase / (Decrease)	2005	Increase / (Decrease)	2004
Operating Activities	$415	$1,528	($1,113)	$4,999	($6,112)
Investing Activities	1,464	1,119	345	8,362	(8,017)
Financing Activities	333	307	26	(11,954)	11,980

Operating Activities

In fiscal 2006, our operating activities provided cash of $415,000 as a result of our net profit of $697,000 and non-cash charges such as depreciation, amortization and stock compensation charges. Sources of cash included a decrease in accounts receivable of approximately $176,000 due to improved cash collections and a reduction in prepaid expenses of approximately $134,000. Uses of cash included an increase in inventories of approximately $832,000 which was a result of purchases related to a manufacturing process conversion and an increase in accrued liabilities of approximately $328,000.

In fiscal 2005, our cash used in operations decreased from 2004 levels as a result of our reduced net loss before non-cash charges such as depreciation, amortization and stock compensation charges. This reduced loss benefited from the significant increase in our product sales, the receipt of $750,000 from a legal settlement and reduced research and development expenses. Increased product sales in fiscal 2005 also reduced our inventory levels. Accounts receivable decreased from 2004 levels due to improved cash collections. In addition, as a result of a dispute with our supplier of SecreFlo® we recorded a royalty obligation but did not pay, therefore, increasing accrued expenses.

Investing Activities

In fiscal 2006, our purchases of property, plant and equipment were $877,000 of which $142,000 was financed through capital leases. We expect to incur greater than $1,000,000 of capital investment primarily to expand our Protein A manufacturing facility in the next twelve months. In fiscal 2005, our purchases of property and equipment were $86,000 of which $34,000 was financed through capital leases. Purchases and redemptions of marketable securities account for the remainder of the fluctuation during fiscal 2006 and fiscal 2005. We generally place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines.

Financing Activities

In fiscal 2006, exercises of stock options provided cash proceeds of $340,000. In fiscal 2005, exercises of stock options provided cash proceeds of $31,000, a decrease from fiscal year 2004’s proceeds of $155,000.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual Obligations

As of March 31, 2006, we had the following fixed obligations and commitments:

	Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$2,376	$385	$814	$856	$321
Capital lease obligations (1)	165	40	83	42	—
Purchase obligations (2)	34	34	—	—	—
Contractual obligations (3)	680	161	257	232	30

Total	$3,255	$620	$1,154	$1,130	$351

(1)	The above amounts represent principal payments only while principal and interest are payable through a fixed monthly payment of approximately $4,000 and a fixed annual payment of $52,000.
(2)	This amount represents minimum commitments due under a third-party manufacturing agreement.
(3)	These amounts include payments for license, supply and consulting agreements.

Capital Requirements

Our future capital requirements will depend on many factors, including the following:

•	the success of our clinical studies;

•	the scope of and progress made in our research and development activities;

•	our ability to acquire additional product candidates;

•	the success of any proposed financing efforts; and

•	the ability to sustain sales and profits of our commercial products.

Absent an acquisition of a product candidate, we believe our current cash balances are adequate to meet our cash needs for at least the next twenty-four months. We expect to incur an increased level of expense in fiscal 2007 compared to those incurred in fiscal 2006. This is due to anticipated increases in clinical study expenses and legal fees for litigation in process currently, as well as increased personnel expenses. Our future capital requirements include, but are not limited to, continued investment in our research and development programs, capital expenditures primarily associated with purchases of equipment and continued investment in our intellectual property portfolio.

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

Net Operating Loss Carryforwards

At March 31, 2006, we had net operating loss carryforwards of approximately $106,290,000 and research and development credit carryforwards of approximately $5,590,000 to reduce future federal income taxes, if any. The net operating loss and tax credit carryforwards have expired and will continue to expire at various dates, beginning in fiscal year 2007, if not used. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders. We did not record a tax provision in the fiscal year 2006 statement of operations as we did not generate taxable income.

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

Stock-Based Compensation

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

As of April 1 2006, we plan on adopting SFAS No. 123(R) using the “modified-prospective method,” which is a method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis. We expect the adoption of SFAS No. 123(R) to have a material effect on our financial statements, in the form of additional compensation expense, on a quarterly and annual basis. We expect to record total compensation expense of approximately $810,000 during fiscal 2007 as a result of the adoption of SFAS No. 123(R). However, the actual expense recorded as a result of the adoption of SFAS No. 123(R) may differ materially from the $810,000 as a result of changes in the number of options granted annually by Repligen’s Board of Directors, the price of our common stock, volatility of our stock price, the estimate of the expected life of options granted and risk free interest rates as measured at the grant date.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years after the date the statement was issued. The Company will apply the provisions of SFAS No. 154 starting January 1, 2006 on a prospective basis. The Company does not believe that there will be a material effect on its financial condition or results of operations from the adoption of the provisions of SFAS No. 154.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $101,000 decrease in the fair value of our investments as of March 31, 2006. However, the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer, (with the exception of U.S. treasury obligations) and type of instrument. We do not expect any material loss from our marketable security investments due to interest rate fluctuations and therefore believe that our potential interest rate exposure is limited. We intend to hold these investments to maturity, in accordance with our business plans.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2006. In making this assessment, management used the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of March 31, 2006 our internal control over financial reporting is effective based on those criteria. Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing in Item 9a of this Form 10-K.

/s/ REPLIGEN CORPORATION

June 8, 2006

(c) Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Repligen Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Repligen Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards the Public Company Accounting Oversight Board (United States), the balance sheets of Repligen Corporation as of March 31, 2006 and 2005, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006 and our report dated June 8, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young

Boston, Massachusetts

June 8, 2006

(d) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006 that have material affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Repligen’s executive officers are appointed on an annual basis by, and serve at the discretion of, the Board. Each executive officer is a full-time employee of Repligen. The directors, nominees and executive officers of Repligen are as follows:

Name	Age	Positions
Walter C. Herlihy, Ph.D. (3)	54	President, Chief Executive Officer and Director

James R. Rusche, Ph.D.	52	Senior Vice President, Research and Development

Daniel P. Witt, Ph.D.	59	Vice President, Business Development

Daniel W. Muehl	43	Chief Financial Officer

Karen A. Dawes (2)(4)	54	Director

Robert J. Hennessey (2)(4)(1)	64	Director

Alexander Rich, M.D. (4)	81	Director, Co-Chairman of the Board

Thomas F. Ryan, Jr. (2)(4)	65	Director

Paul Schimmel, Ph.D. (1)(3)(4)	65	Director, Co-Chairman of the Board

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Member of the Executive Committee
(4)	Member of the Nominating and Corporate Governance Committee

Biographical Information

Walter C. Herlihy, Ph.D. joined Repligen in March 1996 as President, Chief Executive Officer and Director in connection with Repligen’s merger with Glycan Pharmaceuticals, Inc. From July 1993 to March 1996, Dr. Herlihy was the President and CEO of Glycan Pharmaceuticals, Inc. From October 1981 to June 1993, he held numerous research positions at Repligen, most recently as Senior Vice President, Research and Development. Dr. Herlihy holds an A.B. degree in chemistry from Cornell University and a Ph.D. in chemistry from MIT.

James R. Rusche, Ph.D. became Senior Vice President, Research and Development in December 2001. Dr. Rusche joined Repligen in March 1996 as Vice President, Research and Development in connection with Repligen’s merger with Glycan Pharmaceuticals, Inc. From July 1994 to March 1996, Dr. Rusche was Vice President, Research and Development of Glycan Pharmaceuticals, Inc. From February 1985 to June 1994, he held numerous research positions at Repligen, most recently as Vice President, Discovery Research. Dr. Rusche holds a B.S. degree in microbiology from the University of Wisconsin, LaCrosse and a Ph.D. in immunology from the University of Florida.

Daniel P. Witt, Ph.D. joined Repligen in March 1996 as Vice President, Business Development in connection with Repligen’s merger with Glycan Pharmaceuticals, Inc. From October 1993 to March 1996, Dr. Witt was Vice President, Business Development of Glycan Pharmaceuticals, Inc. From April 1983 to September 1993, he held numerous research positions at Repligen, most recently as Vice President, Technology Acquisition. Dr. Witt holds a B.A. degree in chemistry from Gettysberg College and a Ph.D. in biochemistry from the University of Vermont.

Daniel W. Muehl joined Repligen in January 2006 as Chief Financial Officer. Prior to joining Repligen, Mr. Muehl was Vice President of Finance & Administration and Chief Financial Officer at Physiometrix, Inc.

since 1998. Previously, Mr. Muehl was Chief Operating Officer and Chief Financial Officer at Number Nine Visual Technology from 1995 to 1998 and served in various finance positions at Powersoft Corporation and Medical Care America from 1991 to 1995. Mr. Muehl is a Certified Public Accountant and served his public accountancy with Ernst & Young LLP and Laventhol and Horwath from 1985 to 1991.

Karen A. Dawes has served as director of Repligen since September 2005. She is currently Principal, Knowledgeable Decisions, LLC, a pharmaceutical consulting firm. She served from 1999 to 2003 as Senior Vice President and U.S. Business Group Head for Bayer Corporation’s U.S. Pharmaceuticals Group. Prior to joining Bayer, she was Senior Vice President, Global Strategic Marketing, at Wyeth, a pharmaceutical company (formerly known as American Home Products), where she held responsibility for worldwide strategic marketing. She also served as Vice President, Commercial Operations for Genetics Institute, Inc., which was acquired by Wyeth in January 1997, designing and implementing that company’s initial commercialization strategy to launch BeneFIX and Neumega. Ms. Dawes began her pharmaceuticals industry career at Pfizer, Inc. where, from 1984 to 1994, she held a number of positions in Marketing, serving most recently as Vice President, Marketing of the Pratt Division. At Pfizer, she directed launches of Glucotrol/Glucotrol XL, Zoloft, and Cardura. Ms. Dawes also serves as a director of Genaissance Pharmaceuticals, Inc. and Protein Design Labs, Inc.

Robert J. Hennessey has served as a director of Repligen since July 1998. From February to December 2005, Mr. Hennessey served as the interim President and Chief Executive Officer of PenWest Pharmaceuticals (now retired). Mr. Hennessey served as Chief Executive Officer and President of Oscient Pharmaceutical Corporation (f/k/a Genome Therapeutics Corporation), a biotechnology company from March 1993 until December 2000 and Chairman of the Board from May 1994 through May 2003 when he retired as Chairman of the Board. From 1990 to 1993 and since December 2000, Mr. Hennessey serves as the President of Hennessey & Associates Ltd., a strategic consulting firm to biotechnology and healthcare companies. Prior to 1990, Mr. Hennessey held a variety of management positions at Merck, SmithKline, Abbott and Sterling Drug. Mr. Hennessey is also a director of PenWest Pharmaceuticals and Oscient Pharmaceutical Corporation (f/k/a Genome Therapeutics Corporation).

Alexander Rich, M.D., Co-Founder and Co-Chairman of the Board of Directors of Repligen, has been on the faculty of MIT since 1958 and is the Sedgwick Professor of Biophysics. Internationally recognized for his contributions to the molecular biology of nucleic acids, he has determined their three-dimensional structure and has investigated their activity in biological systems. He is widely known for his work in elucidating the three-dimensional structure of transfer RNA, which is a component of the protein synthesizing mechanism, and for his discovery of a novel, left-handed form of DNA. He is a member of the National Academy of Sciences, the American Philosophical Society, the Pontifical Academy of Sciences, Rome, and a foreign member of the French Academy of Sciences, Paris. Dr. Rich has been a Director of Repligen since May 1981. Dr. Rich is a director of Alkermes, Inc. and Profectus Biosciences, Inc.

Thomas F. Ryan Jr. has served as a Director of Repligen since September 2003. Mr. Ryan is currently a private investor. Mr. Ryan served as the President and Chief Operating Officer of the American Stock Exchange from October 1995 to April 1999. Prior to 1995, he held a variety of positions at the investment banking firm of Kidder, Peabody & Co., Inc., serving as the firm’s Chairman in 1995. He holds a bachelor’s degree from Boston College and is a graduate of the Boston Latin School. Mr. Ryan is a Director for the New York State Independent System Operator, a Director for Mellon Asset Management Mutual Funds Board and a Trustee for Boston College.

Paul Schimmel, Ph.D., Co-Founder and Co-Chairman of the Board of Directors of Repligen, has been on the faculty of the Skaggs Institute of Chemical Biology at Scripps Research Institute since 1997. He is well known for his work in biophysical chemistry and molecular biology. His field of specialty is the mechanism of action of proteins and the manner in which they act upon the nucleic acids in the cell. This work involves broad applications of recombinant DNA technology. He is a member of the National Academy of Sciences, received the 1978 ACS/Pfizer award for excellence in enzyme research, and is co-author of a widely read textbook on biophysical chemistry. He also previously served as the Chairman, Director of Biological Chemistry, American Chemical Society. Dr. Schimmel has been a Director of Repligen since May 1981. Dr. Schimmel is a director of Alkermes, Inc., Alnylam Pharmaceuticals and Avicena Group.

Audit Committee

The Audit Committee was established in accordance with section 3(a)(58)(A) of the Exchange Act and currently consists of Mr. Hennessey, Mr. Ryan, and Ms. Dawes. The Audit Committee is responsible for overseeing the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company and exercising the responsibilities and duties set forth below, including but not limited to: (a) appointing, compensating and retaining the Company’s independent public accountants, (b) overseeing the work performed by any independent public accountants, including conduct of the annual audit and engagement for any other services, (c) assisting the Board of Directors in fulfilling its responsibilities by reviewing: (i) the financial reports provided by the Company to the SEC, the Company’s stockholders or to the general public, and (ii) the Company’s internal financial and accounting controls, (d) recommending, establishing and monitoring procedures designed to improve the quality and reliability of the disclosure of the Company’s financial condition and results of operations, (e) establishing procedures designed to facilitate (i) the receipt, retention and treatment of complaints relating to accounting, internal accounting controls or auditing matters and (ii) the receipt of confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters, (f) engaging advisors as necessary, and (g) serving as the Qualified Legal Compliance Committee (the “QLCC”) in accordance with Section 307 of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC thereunder. The Audit Committee met six times during the fiscal year ended March 31, 2006. Mr. Ryan currently serves as Chairperson of the Audit Committee. The Board has determined that Mr. Ryan qualifies as an “audit committee financial expert” under the rules of the SEC. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of the Company’s and Nasdaq’s director independence standards and the SEC’s heightened director independence standards for audit committee members.

The Audit Committee operates under a written charter adopted by the Board of Directors, a current copy of which is attached to this Proxy Statement as Annex A and which is also available on the Company’s website at http://www.repligen.com under “Investors-Corporate Governance.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires Repligen’s directors, officers, and holders of more than ten percent of Repligen’s Common Stock (collectively, “Reporting Persons”), to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of Common Stock of Repligen. Such Reporting Persons are required by SEC regulation to furnish Repligen with copies of all Section 16(a) reports they file. Based on its review of the copies of such filings received by it with respect to the fiscal year ended March 31, 2006, the Company believes that all required persons complied with all Section 16(a) filing requirements except for the following: Mr. Ryan filed late Form 4’s to report three transactions.

Code of Business Conduct and Ethics

Repligen has adopted the Code of Business Conduct and Ethics (“Code of Business Conduct”) as its “code of ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act (and in accordance with the Nasdaq requirements for a “code of conduct”), which applies to all of the Company’s directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Business Conduct is available at the “Investors—Corporate Governance” section of the Company’s website at http://www.repligen.com. A copy of the Code of Business Conduct may also obtained free of charge, from the Company upon a request directed to Repligen Corporation, 41 Seyon Street, Building 1, Suite 100, Waltham, MA 02453, Attention: Investor Relations. The Company will promptly disclose any substantive changes in or waivers, along with reasons for the waivers, of the Code of Business Conduct granted to its executive officers, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and its directors by posting such information on its website at http://www.repligen.com under “Investors-Corporate Governance”.

Item 11.	EXECUTIVE COMPENSATION

Executive Compensation Summary

The table below shows compensation information with respect to services rendered to Repligen in all capacities during the fiscal years ended March 31, 2006, 2005 and 2004 for the Chief Executive Officer and each of Repligen’s other most highly compensated executive officers who earned more than $100,000 in salary and bonus in the fiscal year ended March 31, 2006 and were serving as executive officers as of March 31, 2006 (collectively, the “Named Executive Officers”).

Summary Compensation Table

	Fiscal Year	Annual Compensation (1)			Long-Term Compensation (2)
Name and Principal Position		Salary	Bonus	Other (3)	Restricted Stock Awards		Shares Underlying Options (#)

Walter C. Herlihy, Ph.D. President and Chief Executive Officer	2006 2005 2004	$324,000 310,000 300,000	$66,744 23,000 20,000	$1,200 1,200 1,000	$	— — —	— 50,000 50,000

James R. Rusche, Ph.D. Senior Vice President, Research and Development	2006 2005 2004	$220,000 211,000 204,000	$33,440 15,000 13,500	$1,200 1,200 1,000	$	— — —	— 25,000 25,000

Daniel P. Witt, Ph.D. Vice President, Business Development	2006 2005 2004	$186,000 178,000 172,000	$28,272 13,000 11,500	$1,200 1,200 1,000	$	— — —	— 25,000 20,000

Daniel W. Muehl (4) Chief Financial Officer	2006	$200,000	—	—		$41,300	120,000

(1)	In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where the aggregate amount of such perquisites and other personal benefits was less than the lower of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officer for such year. Bonuses are reported in the year earned, even if actually paid in a subsequent year.
(2)	Represents stock options granted during the fiscal years ended March 31, 2006, 2005 or 2004. Repligen did not grant any stock appreciation rights or make any long-term incentive plan payouts during the fiscal years ended March 31, 2006, 2005 or 2004.
(3)	Represents the match, paid by Repligen on behalf of such individual into the Repligen Corporation 401(k) Savings Plan, of 50% of the first 5% for 2006, 2005 and 2004, of salary and bonus contributed by such individual subject to a maximum of $1,200 in 2006 and 2005 and $1,000 in 2004.
(4)	Mr. Muehl joined the company in January 2006. The salary represented here is an annual amount. Mr. Muehl received a grant of 10,000 shares of restricted stock which vests on the first anniversary of the grant date.

Option Grants in Last Fiscal Year

The following table shows information regarding stock options granted to the Named Executive Officers during the fiscal year ended March 31, 2006.

Name	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term (1)
						5%	10%
Walter Herlihy, Ph.D.	50,000	(2)	9%	$1.83	5/13/2015	$57,544	$145,827
James R. Rusche, Ph.D.	25,000	(2)	5%	$1.83	5/13/2015	$28,772	$72,914
Daniel P. Witt, Ph.D.	25,000	(2)	5%	$1.83	5/13/2015	$28,772	$72,914
Daniel W. Muehl	120,000	(4)	23%	$4.17	2/27/2016	$138,105	$349,986

(1)	These amounts represent hypothetical gains that could be achieved from the exercise of respective options and the subsequent sale of the Common Stock underlying such options if the options were exercised immediately prior to the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration dates. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or sale of the underlying shares. The actual gains, if any, on the stock option exercises will depend on the future performance of the Common Stock, the optionholder’s continued employment through the option period, the date on which the options are exercised, and the date on which the underlying shares of Common Stock are sold. These rates of appreciation are mandated by the rules of the SEC and do not represent Repligen’s estimate or projection of the future Common Stock price.
(2)	The option holder may exercise the option to purchase 20% of these shares of Common Stock as of May 13, 2006 and an additional 20% per year on the next four anniversaries thereof.
(3)	The option holder may exercise the option to purchase 25% of these shares of Common Stock as of February 27, 2007 and an additional 25% on the next three anniversaries thereof.

Option Exercises and Fiscal Year-End Values

The following table provides information regarding stock option exercises by the Named Executive Officers and the number and value of the Named Executive Officers’ unexercised options as of March 31, 2006.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized (1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (2)		Value of Unexercised In-the-Money Options at Fiscal Year-End (3)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Walter C. Herlihy	100,000	$245,000	606,000	159,000	$1,089,500	$139,100
James R. Rusche	40,000	$73,000	150,000	75,000	167,520	69,550
Daniel P. Witt	60,000	$147,000	95,000	65,000	115,450	64,990
Daniel. W. Muehl	—	—	—	120,000	—	—

(1)	The dollar value has been calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the options. The fair market value of in-the-money options was calculated on the basis of the closing price per share for Common Stock on the Nasdaq National Market of $3.70 on March 31, 2006.
(2)	Represents the aggregate number of stock options held as of March 31, 2006 which can and cannot be exercised pursuant to the terms and provisions of the applicable stock option agreements and the Amended and Restated 2001 Repligen Corporation Stock Plan (the “Plan”) and the Amended 1992 Repligen Corporation Stock Option Plan, as amended.

(3)	The dollar values have been calculated by determining the difference between the fair market value of the securities underlying the options and the exercise price of the options. The fair market value of in-the-money options was calculated on the basis of the closing price per share for Common Stock on the Nasdaq National Market of $3.70 on March 31, 2006. Of the 1,280,000 options outstanding and held by the Named Executive Officers, 732,000 of these options were in the money as of March 31, 2006.

Compensation of Directors

Drs. Schimmel and Rich, the Co-Chairmen of the Board of Directors, are compensated pursuant to consulting agreements described below and receive no separate compensation for attendance at meetings or otherwise as directors.

Under the terms of the Plan as currently in effect, each non-employee director, beginning on September 10, 2003, is granted an option to purchase 15,000 shares of Common Stock at an option price equal to the fair market value of the Common Stock on the date of grant, determined in accordance with the terms of the Plan (the “Annual Board Options”). These options vest in full on the first anniversary of the date of the grant, provided such person is still a director on such anniversary. Additionally, each newly-elected, non-employee director who joins the Board is entitled to receive an option to purchase 24,000 shares of Common Stock on the date he or she joins the Board (an “Initial Board Option” and together with the Annual Board Options, the “Board Options”). These Initial Board Options vest equally over a three-year period from the date of grant. Board Options have a term of ten years, subject to early termination in the event of death, removal or resignation from the Board. No director would be entitled to receive Board Options covering more than an aggregate of 150,000 shares of Common Stock, excluding expired unexercised options.

Each non-employee director (other than Drs. Rich and Schimmel) receives $5,000 per quarter and $1,500 plus expenses for each board meeting they attend. In addition, the Chairman of the Audit Committee receives $2,500 plus expenses for each meeting attended and each other Audit Committee member receive $1,000 plus expenses for each meeting in which they participate.

Repligen paid Drs. Schimmel and Rich $49,200 and $43,200, respectively, during the fiscal year ended March 31, 2006 pursuant to consulting agreements, which have similar terms. These agreements are automatically extended for successive one-year terms unless terminated by either party at least 90 days prior to the next anniversary date. During the term of each of the consulting agreements, and for a period of up to one year thereafter, if Repligen pays the director a lump sum (equal to 90% of the consulting fees paid for the preceding 12 months), such director will not have a business relationship with companies engaged in a business substantially similar to Repligen or with companies that compete with Repligen, except under limited circumstances. Dr. Schimmel’s agreement continues until September 30, 2006 and Dr. Rich’s agreement continues until October 31, 2006. Drs. Schimmel and Rich have advised Repligen that they have no present intention of terminating their agreements.

Executive Employment Agreements

On March 14, 1996, Repligen entered into a letter of agreement with Drs. Herlihy, Rusche, and Witt in connection with Repligen’s acquisition and merger with Glycan Pharmaceuticals, Inc. (the “Herlihy Agreement,” the “Rusche Agreement,” and the “Witt Agreement,” respectively). Under the terms of the Herlihy Agreement, Dr. Herlihy is entitled to a minimum salary of $160,000 per annum, subject to periodic increases at the discretion of the Board of Directors. Additionally, Dr. Herlihy is eligible for participation in all of Repligen’s welfare, profit sharing, retirement and savings plans on the same basis as other employees of Repligen. Dr. Herlihy received a stock option to purchase 100,000 shares of the Common Stock at $1.25 per share, vesting at 20% per annum over five years pursuant to the Herlihy Agreement. Dr. Herlihy’s employment may be terminated, with or without cause, by either party upon 30 days prior written notice. In such event, Dr. Herlihy would be entitled to continue receiving his salary for a period of eight months or until he finds other employment, whichever occurs first. In addition, 50% of any unvested options owned by Mr. Herlihy vest immediately upon notice of termination of employment or a change in control of Repligen.

Under the terms of the Rusche Agreement, Dr. Rusche is entitled to a minimum salary of $115,000 per annum, subject to periodic increases at the discretion of the Board of Directors. Additionally, Dr. Rusche is eligible for participation in all of Repligen’s welfare, profit sharing, retirement and savings plans on the same basis as other employees of Repligen. Dr. Rusche received a stock option to purchase 60,000 shares of the Common Stock at $1.25 per share, vesting at 20% per annum over five years pursuant to the Rusche Agreement. Dr. Rusche’s employment may be terminated, with or without cause, by either party upon 30 days prior written notice. In such event, Dr. Rusche would be entitled to continue receiving his salary for a period of six months or until he finds other employment, whichever occurs first. In addition, 50% of any unvested options owned by Mr. Rusche vest immediately upon notice of termination of employment or a change in control of Repligen.

Under the terms of the Witt Agreement, Dr. Witt is entitled to a minimum salary of $115,000 per annum, subject to periodic increases at the discretion of the Board of Directors. Additionally, Dr. Witt is eligible for participation in all of Repligen’s welfare, profit sharing, retirement and savings plans on the same basis as other employees of Repligen. Dr. Witt received a stock option to purchase 60,000 shares of the Common Stock at $1.25 per share, vesting at 20% per annum over five years pursuant to the Witt Agreement. Dr. Witt’s employment may be terminated, with or without cause, by either party upon 30 days prior written notice. In such event, Dr. Witt would be entitled to continue receiving his salary for a period of six months or until he finds other employment, whichever occurs first. In addition, 50% of any unvested options owned by Mr. Witt vest immediately upon notice of termination of employment or a change in control of Repligen.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Dr. Schimmel and Mr. Hennessey. No member of the Compensation Committee is a current or former employee of Repligen. There are no Compensation Committee interlocks between Repligen and any other entities involving any of the executive officers or directors of such entities. No interlocking relationship exists between any member of our Board of Directors or our Compensation Committee and any member of the Board of Directors or compensation committee of any other company and no such interlocking relationship has existed in the past.

Compensation Committee Report To Stockholders

The Compensation Committee is comprised of two independent members of the Board of Directors. As stated above, the Compensation Committee is responsible (among other duties and responsibilities) for (1) discharging the Board’s responsibilities relating to the compensation of the Company’s executive officers (including the Named Executive Officers), (2) administering the Company’s incentive compensation and stock plans (currently, the Amended and Restated 2001 Repligen Corporation Stock Plan (the “Plan”), and (3) producing an annual report on executive compensation for inclusion in the Company’s proxy statement in accordance with applicable rules and regulations. The Committee is responsible for reviewing and making recommendations to management on company-wide compensation programs and practices, for taking final action with respect to the individual salary, bonus and equity arrangements of the Company’s Chief Executive Officer and other senior officers, and for recommending, subject to approval by the full Board, new equity-based plans and any material amendments thereto (including increases in the number of shares of Common Stock available for grant as options or otherwise thereunder) for which stockholder approval is required or desirable.

Compensation Philosophy

The ultimate goal of Repligen’s compensation program is to motivate each employee to enhance stockholder value, to provide a fair reward for this effort, and to stimulate each employee’s professional and personal growth. Key elements of this philosophy include:

•	salaries that are competitive with other biopharmaceutical and biotechnology companies with which the Company competes for talent, determined by comparing the Company’s pay practices with these companies; and

•	equity based incentives for all permanent employees to ensure that they are motivated over the long-term to respond to the Company’s business challenges and opportunities as owners and not just as employees.

Executive Compensation

The Company’s executive compensation consists of three key components: base salary, annual bonus awards and stock incentives. Each of these components is intended to complement the other, and taken together, to satisfy the Company’s compensation objectives. The Compensation Committee’s objective is to set executive compensation at competitive levels with other biopharmaceutical and biotechnology companies.

Each executive officer (except the Chief Executive Officer whose performance is reviewed by the Compensation Committee) has an annual performance review with the Chief Executive Officer who makes recommendations on salary increases, promotions and stock option grants to the Compensation Committee. The recommended salary increases are based on the average salary increases expected in the biotechnology industry. In general, the Committee has set total executive compensation at levels that are within the 50th to 60th percentile based upon independent industry surveys.

Annual cash bonuses are voted after the end of each fiscal year and calculated as a percentage of an executive officer’s base salary as determined by the criteria set forth below. Stock options are also awarded from time to time based upon the same criteria and are intended both to retain and reward the executive and to provide further incentive for him or her to continue contributing to the long-term success of Repligen.

Performance Criteria

Since Repligen is still in the process of developing its proprietary products and because of the highly volatile nature of biotechnology stocks in general, it is not appropriate to use the traditional performance standards, such as profit levels and stock performance, to measure the success of Repligen and an individual’s contribution to that success.

Accordingly, the compensation of executive officers (including the Chief Executive Officer) is based, for the most part, on the achievement of certain goals by Repligen as a whole and the individual (and his or her business unit) concerned. The Compensation Committee therefore examines three specific areas in formulating the compensation packages of its the Named Executive Officers. Criteria and specific goals within each category are as follows:

Company Performance:

•	The extent to which key research, clinical, product manufacturing, product sales and financial objectives of Repligen have been met during the preceding fiscal year;

•	The development, acquisition and licensing of key technology; and

•	The achievement by Repligen of certain milestones, whether specified in agreements with third party collaborators or determined internally.

Executive Performance:

•	An executive’s involvement in and responsibility for the development and implementation of strategic planning and the attainment of strategic objectives of Repligen;

•	The participation by an executive in the relationship between Repligen and the investment community;

•	The involvement of an executive in personnel recruitment, retention and morale; and

•	The responsibility of the executive in working within budgets, controlling costs and other aspects of expense management.

Other Factors:

•	The necessity of being competitive with companies in the pharmaceutical and biotechnology industries, taking into account relative company size, stage of development, performance and geographic location as well as individual responsibilities and performance.

Dr. Herlihy’s Compensation

Dr. Herlihy is eligible to participate in the same executive compensation plans available to Repligen’s other executive officers. In May of 2006, Dr. Herlihy’s salary level was reviewed and the Committee decided to increase his annual salary to $334,000 and the Committee decided to award a cash bonus of $66,744. The Committee set Dr. Herlihy’s total compensation in accordance with Repligen’s executive compensation philosophy, based on his performance against the performance criteria outlined above (including his contributions to Repligen’s results during the fiscal year ended March 31, 2006 and the importance of his leadership to Repligen’s future success) and believes that his compensation is competitive, fair, and consistent with Repligen’s results for the fiscal year ended March 31, 2006.

Respectfully submitted by the Compensation Committee,

Robert J. Hennessey

Paul Schimmel, Ph.D.

The report of the Compensation Committee shall not be deemed to be “soliciting material,” shall not be deemed filed with the SEC, shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act or under the Exchange Act, except to the extent that Repligen specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Stock Price Performance Graph

The following graph compares the yearly percentage change in the cumulative total stockholder return (change in stock price plus reinvested dividends) on Repligen’s Common Stock with the cumulative total return for the Nasdaq Stock Market Index (U.S.) (the “Nasdaq Composite Index”) and the Nasdaq Pharmaceutical Stock Index (the “Nasdaq Pharmaceutical Index”). The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of Repligen’s Common Stock.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of Repligen’s Common Stock as of June 1, 2006: (i) by each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) by each director or nominee of the Company; (iii) by each present or former executive officer of the Company named in the Summary Compensation Table set forth below under “Compensation and Other Information Concerning Directors and Officers” and (iv) by all directors, nominees for director and executive officers of Repligen as a group. The business address of each director and executive officer is Repligen Corporation, 41 Seyon Street, Building #1, Suite 100 Waltham, Massachusetts 02453.

Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
BVF Inc. (3)	1,529,275	5.03%
Walter C. Herlihy (4)	875,668	2.82%
Paul Schimmel, Ph.D. (5)	777,682	2.55%
Alexander Rich, M.D. (6)	516,500	1.70%
James R. Rusche (7)	299,318	*
Daniel P. Witt (8)	205,668	*
Robert J. Hennessey (9)	94,000	*
Thomas F. Ryan, Jr. (10)	109,000	*
Daniel W. Muehl (11)	10,000	*
Karen Dawes	—	*
All directors, nominees and executive officers as a group (9 persons) (12)	2,882,836	9.13%

*	Less than one percent
(1)	Beneficial ownership, as such term is used herein, is determined in accordance with Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934, and includes voting and/or investment power with respect to shares of Common Stock of Repligen. Unless otherwise indicated, the named person possesses sole voting and investment power with respect to the shares. The shares shown include shares that such person has the right to acquire within 60 days of June 1, 2006.
(2)	Percentages of ownership are based upon 30,377,635 shares of Common Stock issued and outstanding as of June 1, 2006. Shares of Common Stock that may be acquired pursuant to options that are exercisable within 60 days of June 1, 2006 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for the percentage ownership of any other person.
(3)	Based solely on a Schedule 13G/A filed on February 10, 2006, pursuant to the operating agreement of BVF Investments, L.L.C. (“Investments”), BVF Partners L.P. (“Partners”) is authorized, among other things, to invest the funds of Ziff Asset Management, L.P., the majority member of Investments, in shares of the Common Stock and to vote and exercise dispositive power over those shares of the Common Stock. Partners and BVF Inc. share voting and dispositive power over shares of the Common Stock beneficially owned by Biotechnology Value Fund, L.P. (“BVF”), Biotechnology Value Fund II, L.P. (“BVF2”), Investments and those owned by Investments 10, L.L.C. (“ILL10”), on whose behalf Partners acts as an investment manager and, accordingly, Partners and BVF Inc. have beneficial ownership of all of the shares of the Common Stock owned by such parties. As of February 10, 2006, securities beneficially owned by BVF Inc. consisted of the following:

a)	462,775 shares of Common Stock owned by BVF,

b)	289,400 shares of Common Stock owned by BVF2,

c)	700,700 shares of Common Stock owned by Investments, and

d)	76,400 shares of Common Stock owned by Investments 10.

The business address of BVF Inc. is 900 North Michigan Avenue, Suite 1100, Chicago, Illinois 60611.

(4)	Includes 659,000 shares issuable pursuant to stock options which are exercisable within 60 days of June 1, 2006.
(5)	Includes 19,000 shares held by a trust for the benefit of Dr. Schimmel’s sister, of which Dr. Schimmel is the trustee. Includes 80,000 shares issuable pursuant to stock options which are exercisable within 60 days of June 1, 2006.
(6)	Includes 60,000 shares held by Dr. Rich’s spouse. Includes 80,000 shares issuable pursuant to stock options which are exercisable within 60 days of June 1, 2006.
(7)	Includes 20,444 shares held in a Uniform Trusts for Minors account by Dr. Rusche for his children who share Dr. Rusche’s household, as to which he disclaims beneficial ownership. Includes 175,000 shares issuable pursuant to stock options which are exercisable within 60 days of June 1, 2006.
(8)	Includes 116,000 shares issuable pursuant to stock options which are exercisable within 60 days of June 1, 2006.
(9)	Includes 94,000 shares issuable pursuant to stock options which are exercisable within 60 days of June 1, 2006.
(10)	Includes 46,000 shares issuable pursuant to stock options which are exercisable within 60 days of June 1, 2006. Includes 1,000 shares held in a Uniform Gifts to Minors Account on behalf of his grandson, and 12,000 on behalf of his children. Mr. Ryan disclaims beneficial ownership as to the shares held on behalf of his grandson and his children.
(11)	Includes 10,000 restricted shares which are exercisable January 19, 2007.
(12)	Includes 1,250,000 shares issuable pursuant to stock options which are exercisable within 60 days of June 1, 2006.

Equity Compensation Plan Information

The following table provides information about the Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of March 31, 2006, including the Plan and the Amended 1992 Repligen Corporation Stock Option Plan, as amended.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	2,402,650	$3.17	420,209

Total	2,402,650	$3.17	420,209

(1)	Consists of the Amended and Restated 2001 Repligen Corporation Stock Plan and the Amended 1992 Repligen Corporation Stock Option Plan, as amended.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee of the Board of Directors has selected the firm of Ernst & Young LLP (“Ernst & Young”), independent certified public accountants, to serve as independent auditors for the fiscal year ending March 31, 2007. Ernst & Young has served as the Company’s independent certified public accountants since 2002. In accordance with standing policy, Ernst & Young LLP periodically changes the personnel who work on the audit of Repligen.

Fees

The following sets forth the aggregate fees billed by Ernst & Young to the Company during the fiscal year ended March 31, 2006 and 2005:

Audit Fees

Fees paid for audit services were approximately $190,000 for the fiscal year ended March 31, 2006 and $169,000 for fiscal year ended March 31, 2005. These included fees associated with the annual audit, the reviews of the Company’s quarterly reports on Form 10-Q, and fees related to filings with the SEC. Included in these fees, $90,000 and $93,000 in FY06 and FY05 respectively were for audit services related to our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 regarding our internal control over financial reporting.

Audit Related Fees

Ernst & Young LLP billed no fees for the last two years for assurance and related services that are reasonably related to the performance of the audit or review of the financials and are not otherwise reported above.

Tax Fees

Total fees paid for tax services was $12,500 for fiscal year ended March 31, 2006 and $12,500 for fiscal year ended March 31, 2005, consisting of tax compliance and preparation fees.

All Other Fees

Ernst & Young LLP billed no additional fees for the fiscal year ended March 31, 2006 and 2005.

The Audit Committee of the Board of Directors has implemented procedures under the Company’s Audit Committee Pre-Approval Policy for Audit and Non-Audit Services (the “Pre-Approval Policy”) to ensure that all audit and permitted non-audit services provided to the Company are approved by the Audit Committee. Specifically, the Audit Committee pre-approves the use of Ernst & Young for specific audit and non-audit services, within approved monetary limits. If a proposed service has not been pre-approved pursuant to the Pre-Approval Policy, then it must be specifically pre-approved by the Audit Committee before Ernst & Young may provide it. Any pre-approved services exceeding the limits pre-approved by the Audit Committee must again be pre-approved by the Audit Committee. Following the effectiveness of the rules regarding audit committee pre-approval, all of the audit-related, tax and all other services provided by Ernst & Young to the Company in the fiscal year ended March 31, 2006 were approved by the Audit Committee by means of a specific pre-approval or pursuant to the procedures contained in the Pre-Approval Policy. All non-audit services provided in the fiscal year ended March 31, 2006 were reviewed with the Audit Committee, which concluded that the provisions of such services by Ernst & Young was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

In connection with the audits for the period ending March 31, 2006, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to refer to such disagreement in connection with their report.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a) (1)    Financial Statements:

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-2 of this Report, as follows:

(a) (2)    Financial Statement Schedules:

None

(a) (3)    Exhibits:

The Exhibits which are filed as part of this Annual Report or which are incorporated by reference are set forth in the Exhibit Index hereto.

EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

4.1	Specimen Stock Certificate filed as Exhibit 4.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

4.2*	The Amended 1992 Repligen Corporation Stock Option Plan, as amended (filed as Exhibit 4.2 to Repligen Corporation’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.3	Rights Agreement, dated as of March 3, 2003, between Repligen Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to Repligen Corporation’s Form 8-K filed March 4, 2003 and incorporated herein by reference).

4.4	Common Stock Purchase Warrant dated June 25, 2003 (filed as Exhibit 4.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.5*	The Amended and Restated 2001 Repligen Corporation Stock Option Plan, adopted by the Stockholders on September 10, 2003 (filed as Appendix B to Repligen Corporation’s Definitive Proxy Statement on Schedule 14A dated July 22, 2003 and incorporated herein by reference).

10.1*	Consulting Agreement, dated October 1, 1981, between Dr. Paul Schimmel and Repligen Corporation. (filed as Exhibit 10.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

10.2*	Consulting Agreement, dated November 1, 1981, between Dr. Alexander Rich and Repligen Corporation. (filed as Exhibit 10.2 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

10.3*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy (filed as Exhibit 10.3 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

10.4*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche (filed as Exhibit 10.4 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

10.5*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Daniel P. Witt (filed as Exhibit 10.5 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

#10.6	Patent Purchase Agreement dated as of March 9, 1999 among the Company and Autism Research Institute and Victoria Beck (filed as Exhibit 2.1 to Repligen Corporation’s Form 8-K/A filed June 15, 1999 and incorporated herein by reference) (SEC File No. 0-14656).

#10.7	Manufacturing Transfer Agreement dated as of December 17, 1998 among the Company and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference) (SEC File No. 0-14656).

Exhibit Number	Document Description
#10.8	Supply Agreement dated as of May 26, 1999 by and between Repligen Corporation and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference) (SEC File No. 0-14656).

#10.9	License Agreement dated as of July 24, 2000 with University of Michigan (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.10	Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference).

§10.11	Wellstat/Repligen Settlement Agreement by and among The Regents of The University of California, Robert Naviaux and Repligen Corporation and dated as of November 16, 2004 (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference).

§10.12	Regents/Repligen Settlement Agreement by and between Wellstat Therapeutics Corporation (formerly Pro-Neuron, Inc.) and Repligen Corporation and dated as of November 16, 2004 (as Exhibit 10.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference).

§10.13	Amendment No. 1 to Supply Agreement between Amersham Biosciences and Repligen Corporation dated May 26, 1999, dated February 3, 2005, (SEC File No. 0-14656), (filed as Exhibit 10.13 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.14*	The Amended and Restated 2001 Repligen Corporation Stock Option Plan, Form of Incentive Stock Option Plan (filed as Exhibit 10.14 to Repligen Corporation’s Annual Report on form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.15*	Amended and Restated 2001 Repligen Corporation Stock Plan, Form of Restricted Stock Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on form 8-K filed on January 9, 2006 and incorporated herein by reference).

10.16*	Repligen Executive Incentive Compensation Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on form 8-K filed on December 14, 2005 and incorporated herein by reference).

§10.17	Settlement Agreement by and between ChiRhoClin, Inc. and Repligen Corporation, and dated as of May 9, 2005 (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

23.1+	Consent of Ernst & Young LLP.

24.1+	Power of Attorney (included on signature page).

31.1+	Rule 13a-14(a)/15d-14(a) Certification.

31.2+	Rule 13a-14(a)/15d-14(a) Certification.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential treatment obtained as to certain portions.
§	Confidential treatment has been requested for portions of the exhibit and is pending clearance with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement
+	Filed herewith.

The exhibits listed above are not contained in the copy of the Annual Report on Form 10-K distributed to stockholders. Upon the request of any stockholder entitled to vote at the 2006 annual meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 41 Seyon Street, Waltham, MA 02453.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPLIGEN CORPORATION

By:	/s/ WALTER C. HERLIHY
Walter C. Herlihy
Chief Executive Officer and President
(Principal executive officer)
Date:	June 9, 2006

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby makes, constitutes and appoints Walter C. Herlihy and Daniel W. Muehl with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any or all amendments to this Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents of any of them, or any substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALEXANDER RICH Alexander Rich, M.D.	Co-Chairman of the Board of Directors	June 9, 2006

/s/ PAUL SCHIMMEL Paul Schimmel, Ph.D.	Co-Chairman of the Board of Directors	June 9, 2006

/s/ WALTER HERLIHY Walter C. Herlihy, Ph.D.	President, Chief Executive Officer and Director (Principal executive officer)	June 9, 2006

/s/ DANIEL W. MUEHL Daniel W. Muehl	Chief Financial Officer (Principal accounting and financial officer)	June 9, 2006

/s/ ROBERT J. HENNESSEY Robert J. Hennessey	Director	June 9, 2006

/s/ KAREN DAWES Karen Dawes	Director	June 9, 2006

/s/ THOMAS F. RYAN, JR. Thomas F. Ryan, Jr.	Director	June 9, 2006

EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

4.1	Specimen Stock Certificate filed as Exhibit 4.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

4.2*	The Amended 1992 Repligen Corporation Stock Option Plan, as amended (filed as Exhibit 4.2 to Repligen Corporation’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

4.3	Rights Agreement, dated as of March 3, 2003, between Repligen Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to Repligen Corporation’s Form 8-K filed March 4, 2003 and incorporated herein by reference).

4.4	Common Stock Purchase Warrant dated June 25, 2003 (filed as Exhibit 4.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

4.5*	The Amended and Restated 2001 Repligen Corporation Stock Option Plan, adopted by the Stockholders on September 10, 2003 (filed as Appendix B to Repligen Corporation’s Definitive Proxy Statement on Schedule 14A dated July 22, 2003 and incorporated herein by reference).

10.1*	Consulting Agreement, dated October 1, 1981, between Dr. Paul Schimmel and Repligen Corporation. (filed as Exhibit 10.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

10.2*	Consulting Agreement, dated November 1, 1981, between Dr. Alexander Rich and Repligen Corporation. (filed as Exhibit 10.2 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

10.3*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy (filed as Exhibit 10.3 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

10.4*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche (filed as Exhibit 10.4 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

10.5*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Daniel P. Witt (filed as Exhibit 10.5 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

#10.6	Patent Purchase Agreement dated as of March 9, 1999 among the Company and Autism Research Institute and Victoria Beck (filed as Exhibit 2.1 to Repligen Corporation’s Form 8-K/A filed June 15, 1999 and incorporated herein by reference) (SEC File No. 0-14656).

#10.7	Manufacturing Transfer Agreement dated as of December 17, 1998 among the Company and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference) (SEC File No. 0-14656).

Exhibit Number	Document Description
#10.8	Supply Agreement dated as of May 26, 1999 by and between Repligen Corporation and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference) (SEC File No. 0-14656).

#10.9	License Agreement dated as of July 24, 2000 with University of Michigan (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.10	Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference).

§10.11	Wellstat/Repligen Settlement Agreement by and among The Regents of The University of California, Robert Naviaux and Repligen Corporation and dated as of November 16, 2004 (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference)

§10.12	Regents/Repligen Settlement Agreement by and between Wellstat Therapeutics Corporation (formerly Pro-Neuron, Inc.) and Repligen Corporation and dated as of November 16, 2004 (as Exhibit 10.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference)

§10.13	Amendment No. 1 to Supply Agreement between Amersham Biosciences and Repligen Corporation dated May 26, 1999, dated February 3, 2005, (SEC File No. 0-14656), (filed as Exhibit 10.13 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.14*	The Amended and Restated 2001 Repligen Corporation Stock Option Plan, Form of Incentive Stock Option Plan (filed as Exhibit 10.14 to Repligen Corporation’s Annual Report on form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.15*	Amended and Restated 2001 Repligen Corporation Stock Plan, Form of Restricted Stock Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on form 8-K filed on January 9, 2006 and incorporated herein by reference)

10.16*	Repligen Executive Incentive Compensation Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 14, 2005 and incorporated herein by reference)

§10.17	Settlement Agreement by and between ChiRhoClin, Inc. and Repligen Corporation, and dated as of May 9, 2005 (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference)

23.1+	Consent of Ernst & Young LLP.

24.1+	Power of Attorney (included on signature page)

31.1+	Rule 13a-14(a)/15d-14(a) Certification

31.2+	Rule 13a-14(a)/15d-14(a) Certification

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential treatment obtained as to certain portions.
§	Confidential treatment has been requested for portions of the exhibit and is pending clearance with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Repligen Corporation

We have audited the accompanying balance sheets of Repligen Corporation as of March 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repligen Corporation as of March 31, 2006 and 2005, and the results of its operations, and its cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Repligen Corporation’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 8, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG

Boston, Massachusetts

June 8, 2006

REPLIGEN CORPORATION

BALANCE SHEETS

	As of March 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$5,428,477	$3,216,681
Marketable securities	13,447,600	13,675,956
Accounts receivable, less reserves of $10,000 and $15,000 in 2006 and 2005, respectively	593,725	764,232
Inventories	1,465,592	633,314
Prepaid expenses and other current assets	575,038	580,862

Total current assets	21,510,432	18,871,045

Property, plant and equipment, at cost:
Leasehold improvements	2,475,169	2,311,841
Equipment	1,769,367	1,194,249
Furniture and fixtures	186,874	165,903

	4,431,410	3,671,993
Less-accumulated depreciation and amortization	(2,074,049)	(1,766,585)

	2,357,361	1,905,408
Long-term marketable securities	4,531,548	6,630,679
Restricted cash	200,000	200,000

Total assets	$28,599,341	$27,607,132

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,066,445	$1,016,958
Accrued expenses and other current liabilities	1,869,349	2,180,625

Total current liabilities	2,935,794	3,197,583

Long-term liabilities	230,518	119,891

Total liabilities	3,166,312	3,317,474

Commitments and Contingencies (note 6)

Stockholders’ equity:	—	—
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 30,377,635 and 30,094,435 shares issued and outstanding in 2006 and 2005, respectively	303,776	300,944
Additional paid-in capital	181,985,274	181,479,645
Deferred compensation	(61,950)
Accumulated deficit	(156,794,071)	(157,490,931)

Total stockholders’ equity	25,433,029	24,289,658

Total liabilities and stockholders’ equity	$28,599,341	$27,607,132

See accompanying notes

REPLIGEN CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2006	2005	2004
Revenue:
Product revenue	$12,529,404	$9,360,309	$6,843,366
Research and other revenue	382,000	—	70,975

Total revenue	12,911,404	9,360,309	6,914,341

Operating expenses:
Cost of product revenue	3,550,861	3,887,802	3,248,377
Research and development	5,163,098	5,036,766	6,483,925
Selling, general and administrative	5,417,339	4,597,085	4,709,703
Impairment of long lived asset	—	—	2,413,244

Total operating expenses	14,131,298	13,521,653	16,855,249

Loss from operations	(1,219,894)	(4,161,344)	(9,940,908)

Investment income	750,156	427,770	390,048

Interest expense	(3,010)	—	—

Other income	1,169,608	750,000	—

Net income (loss)	$696,860	$(2,983,574)	$(9,550,860)

Earnings (loss) per share:
Basic	.02	(.10)	(.32)

Diluted	.02	(.10)	(.32)

Weighted average shares outstanding:
Basic	30,125,041	30,061,812	29,686,373
Diluted	30,690,941	30,061,812	29,686,373

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid- in Capital	Deferred Compensation	Accumulated Deficit	Stockholders’ Equity
	Number of Shares	Amount
Balance at March 31, 2003	27,338,973	$273,390	$169,232,975	$—	$(144,956,497)	$24,549,868

Sale of common stock, net of issuance costs of $674,965	2,500,000	25,000	11,800,035	—	—	11,825,035
Issuance of common stock for payment of license	17,986	180	49,820	—	—	50,000
Issuance of warrants	—	—	52,300	—	—	52,300
Exercise of stock options and warrants	179,126	1,791	153,241	—	—	155,032
Deferred compensation related to stock options granted to employees and non-employees	—	—	106,231	(106,231)	—	—
Amortization of deferred compensation	—	—	—	82,628	—	82,628
Net loss	—	—	—	—	(9,550,860)	(9,550,860)

Balance at March 31, 2004	30,036,085	$300,361	$181,394,602	$(23,603)	$(154,507,357)	$27,164,003

Exercise of stock options	58,350	583	29,918	—	—	30,501
Compensation expense related to issuance of stock options	—	—	55,125	—	—	55,125
Amortization of deferred compensation	—	—	—	23,603	—	23,603
Net loss	—	—	—	—	(2,983,574)	(2,983,574)

Balance at March 31, 2005	30,094,435	$300,944	$181,479,645	$—	$(157,490,931)	$24,289,658

Issuance of common stock for services	25,000	250	85,500	—	—	85,750
Deferred compensation related to employee stock options	20,000	200	82,600	(82,600)	—	200
Amortization of deferred compensation	—	—	—	20,650	—	20,650
Exercise of stock options	238,200	2,382	337,529	—	—	339,911
Net income	—	—	—	—	696,860	696,860

Balance at March 31, 2006	30,377,635	$303,776	$181,985,274	$(61,950)	$(156,794,071)	$25,433,029

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$696,860	$(2,983,574)	$(9,550,860)
Adjustments to reconcile net loss to net cash used in operating activities-
Issuance of common stock for license	—	—	50,000
Issuance of common stock for service	85,750
Depreciation and amortization	398,434	756,258	886,705
Loss on disposal of assets	18,369
Impairment of long lived asset	—	—	2,413,244
Common stock warrants issued for services	—	—	52,300
Stock-based compensation expense	20,650	23,603	82,628
Decrease in bad debt reserve	(5,000)	(20,000)	(15,000)
Changes in assets and liabilities:
Accounts receivable	175,507	228,017	(49,748)
Inventories	(832,278)	246,067	10,543
Prepaid expenses and other current assets	133,906	(252,633)	(199,427)
Accounts payable	49,487	302,667	(254,260)
Accrued liabilities	(327,805)	577,203	376,101
Long-term liabilities	1,504	9,787	85,638

Net cash used in operating activities	415,384	(1,112,605)	(6,112,136)

Cash flows from investing activities:
Purchases of marketable securities	(11,383,595)	(16,904,423)	(20,566,384)
Redemptions of marketable securities	13,583,000	17,301,991	12,856,899
Purchases of property, plant and equipment	(735,495)	(52,658)	(307,773)

Net cash provided by (used in) investing activities	1,463,910	344,910	(8,017,258)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	11,825,035
Principal payments under capital lease obligation	(7,609)	(4,802)	—
Exercise of stock options	340,111	30,501	155,032

Net cash provided by financing activities	332,502	25,699	11,980,067

Net increase (decrease) in cash and cash equivalents	2,211,796	(741,996)	(2,149,327)
Cash, beginning of period	3,216,681	3,958,677	6,108,004

Cash, end of period	$5,428,477	$3,216,681	$3,958,677

Supplemental disclosure of noncash activities:

Purchases of capital lease equipment	$133,261	$33,605	$—

Recording of deferred compensation	$82,600	$—	$106,231

Disposal of fully depreciated equipment	$109,339	$283,505	$—

See accompanying notes.

REPLIGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Nature of Business

Repligen Corporation is a biopharmaceutical company focused on the development of novel therapeutics for the treatment of diseases of the central nervous system. A number of drug development programs are currently being conducted to evaluate the Company’s naturally occurring drug candidates in diseases such as schizophrenia, bipolar disorder and neurodegeneration. In addition, Repligen sells two commercial products, Protein A for monoclonal antibody purification and SecreFlo® for assessment of pancreatic disorders.

The Company’s business strategy is to deploy the profits from its commercial products and any revenue that it may receive from its patents to enable the Company to invest in the development of product candidates in the treatment area of neuropsychiatric diseases.

The Company is subject to a number of risks typically associated with companies in the biotechnology industry. Principally those risks are associated with the Company’s dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with the U.S. Food and Drug Administration and other governmental regulations and approval requirements, as well as the ability to grow the Company’s business and obtain adequate funding to finance this growth.

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

Reclassifications

The Company has reclassified certain prior-year information to conform to the current year’s presentation. Interest receivables of $317,328 and $393,767 were reclassified from marketable securities to other current assets on the balance sheet and statement of cash flows in FY2005 and FY2004 respectively. The Company is also presenting cost of revenue as an operating expense in the statement of operations in FY 2005 and 2004.

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

During the fiscal year ended March 31, 2006, the Company received $310,000 of cash from a sponsored research and development project under an agreement with the Stanley Medical Research Institute. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred. During fiscal 2004, the Company generated non-product revenues from sponsored research and development projects under a Small Business Innovation Research (“SBIR”) Phase I grant. Research expenses in the accompanying statements of operations include funded and unfunded expenses. Additionally, during fiscal year 2006, the Company earned and recognized approximately $72,000 in royalty revenue from ChiRhoClin, Inc.

Risks and Uncertainties

The Company evaluates its operations periodically to determine if any risks and uncertainties exist that could impact its operations in the near term. The Company does not believe that there are any significant risks which have not already been disclosed in the financial statements. However, the Company does rely on a single supplier for SecreFlo® materials. (See Note 11). Although alternate sources of supply exist for these items, loss of certain suppliers could temporarily disrupt operations. The Company attempts to mitigate these risks by working closely with key suppliers, identifying alternate sources and developing contingency plans.

Comprehensive Income

The Company applies Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company’s comprehensive income (loss) is equal to its reported net income (loss) for all periods presented.

Cash Equivalents & Marketable Securities

The Company applies SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At March 31, 2006, the majority of the Company’s cash equivalents and marketable securities are classified as held-to-maturity investments as the Company has the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year.

At March 31, 2006 marketable securities also include investment grade auction rate securities, which provide higher yields than money market and other cash equivalent investments. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold, which creates a highly liquid market for these securities. The Company does not intend to hold these securities to maturity, but rather to use the securities to provide liquidity as necessary. Auction rate securities are classified as available-for-sale and reported at fair value. Due to the reset feature and their carrying value equaling their fair value, there are no gross unrealized gains or losses from these short-term investments.

Cash equivalents and marketable securities consist of the following at March 31, 2006 and 2005:

	As of March 31,		Unrealized Holding Gain (Loss) Year Ended March 31,

	2006	2005	2006	2005
Cash and cash equivalents	$5,428,477	$3,216,681	$—	$—

Marketable securities
U.S. Government and agency securities	8,048,129	4,013,245	(64,571)	(21,680)
Auction Rate Securities	1,075,000	—	—	—
Corporate and other debt securities	4,324,471	9,662,711	—	(50,053)

(Average of remaining maturity of approximately 6 months at March 31, 2006*)	$13,447,600	$13,675,956	$(64,571)	$(71,773)

Long-term marketable securities
U.S. Government and agency securities	$1,900,000	$5,200,000	$(25,328)	$(60,689)
Corporate and other debt securities	2,631,548	1,430,679	(38,915)	(16,674)

(Average of remaining maturity of approximately 14 months at March 31, 2006)	$4,531,548	$6,630,679	$(64,243)	$(77,363)

Restricted cash of $200,000 is related to the Company’s facility lease obligation. (See Note 6.)

*	Assumes auction rate maturity set at date of next auction

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments which represent cash, marketable securities, and accounts receivable generally approximate fair value due to the short-term nature of these instruments.

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. The Company’s cash equivalents and marketable securities are invested in financial instruments with high credit ratings and by policy limits the amount of its credit exposure to any one issue, issuer, (with the exception of U.S. treasury obligations) and type of instrument. At March 31, 2006, the Company has no items such as those associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. The Company maintains reserves for the potential write-off of accounts receivable. To date, the Company has not written off any significant accounts. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Years Ended March 31,
	2006	2005	2004
Customer A	49%	54%	43%
Customer B	* %	10%	11%
Customer C	26%	13%	* %

*	Represents less than 10% of total revenue.

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable balances are as follows:

	As of March 31,
	2006	2005
Customer A	25%	51%
Customer B	13%	11%
Customer C	11%	13%
Customer D	25%	* %

*	Did not represent a significant percentage of total trade accounts receivable at March 31, 2005.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories at March 31, 2006 and 2005 consist of the following:

	As of March 31,
	2006	2005
Raw materials	$600,948	$172,336
Work-in process	596,386	260,080
Finished goods	268,258	200,898

Total	$1,465,592	$633,314

Depreciation and Amortization

Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the asset as follows:

Description	Estimated Useful Life
Leasehold improvements	Shorter of term of the lease or estimated useful life
Equipment	3-5 years
Furniture and fixtures	5 years

The Company recorded depreciation and amortization of property, plant and equipment expense of $398,434, $363,738 and $376,505 in 2006, 2005 and 2004, respectively. Depreciation of assets under capital leases is included in depreciation and amortization. The amount of depreciation recorded for assets under capital lease agreements for fiscal years 2006, 2005, and 2004 was $16,268, $4,721 and $0, respectively.

Earnings Per Share

The Company applies the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 128, “Presenting Earnings Per Share.” Basic earnings per share for the periods ended March 31, 2006, 2005 and 2004 were computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method in accordance with SFAS No. 128. Dilutive potential common shares include outstanding stock options.

Basic and diluted weighted average shares outstanding were as follows:

	Twelve Months Ended March 31,
	2006	2005	2004
Weighted average common shares outstanding	30,125,041	30,061,812	29,686,373
Dilutive common stock options	565,900	—	—

Weighted average common shares outstanding, assuming dilution	30,690,941	30,061,812	29,686,373

For the year ended March 31, 2006, options to purchase 955,400 shares, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares.

Diluted weighted average shares outstanding for 2005 and 2004 do not include the potential common shares from warrants and stock options because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share is the same. The number of potential common shares excluded from the calculation of diluted earnings per share during the years ended March 31, 2005 and 2004 was 2,166,900 and 2,305,746, respectively.

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

The following table represents the Company’s revenue by geographic area (based on the location of the customer):

	Year Ended March 31,
	2006	2005	2004
Europe	51%	56%	48%
United States	48%	43%	50%
Other	1%	1%	2%

Total	100%	100%	100%

The following table represents the Company’s product revenue by product type

	Year ended March 31
	2006	2005	2004
Protein A	$10,540	$7,134	$4,976
SecreFlo®	1,989	2,189	1,867
Other product revenue	—	37	—

Product revenue	$12,529	$9,360	$6,843

As of March 31, 2006 and 2005 all of the Company’s assets are located in the United States.

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

The Company has computed the pro forma disclosures required under SFAS Nos. 123 and 148 for all stock options granted to employees using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The assumptions used and the weighted average information for the years ended March 31, 2006, 2005 and 2004 are as follows:

	Years Ended March 31,
	2006	2005	2004
Risk-free interest rates	3.83%-4.58%	3.76%-4.29%	1.31%-3.84%
Expected dividend yield	—	—	—
Expected lives	7 years	7 years	7 years
Expected volatility	93%	93%	90%
Weighted average grant date fair value of options granted during the period	$2.48	$2.19	$4.75
Weighted average remaining contractual life of options outstanding	5.9 years	5.3 years	5.4 years

If compensation expense for the Company’s stock option plans had been determined consistent with SFAS No. 123, the pro forma net income (loss) and net income (loss) per share would have been as follows:

	Years Ended March 31,
	2006	2005	2004
Net income (loss) as reported	$696,860	$(2,983,574)	$(9,550,860)
Add: Stock-based employee compensation expense included in reported net loss	20,650	8,042	134,648
Deduct: Stock-based employee compensation expense determined under fair value based method for all employee awards	(745,043)	(980,240)	(1,010,952)

Pro forma net loss	$(27,533)	$(3,955,772)	$(10,427,164)

Basic and diluted net loss per share:
As reported	$.02	$(.10)	$(.32)
Pro forma	$—	$(.13)	$(.35)

Because additional option grants are expected to be made in future periods, the above pro forma disclosures may not be representative of results for future periods.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123. Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee share options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

The Company will adopt Statement 123(R) on April 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date; or

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has determined to utilize the “modified prospective” method in adopting SFAS 123(R). The Company currently anticipates recognizing approximately $800,000 in the fiscal year ending March 31, 2007, approximately $600,000 in the fiscal year ending March 31, 2008 and $600,000 thereafter of compensation expense related to unvested share options currently held by employees as a result of adopting SFAS 123(R). Compensation expense could be increased to the extent additional share options are granted in the future.

Had the Company adopted SFAS 123(R) in prior fiscal years, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) and earnings per share in Note 2.

The FASB recently issued Statement No. 154, “Accounting Changes and Error Corrections,” (SFAS 154), which is a replacement of APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” (SFAS 3). SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 carries forward many provisions of APB 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity, and the correction of an error. SFAS 154 also carries forward the provisions of SFAS 3 that govern reporting accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154.

3.	Long-Lived Assets

During 2002, under the terms of its September 1999 Licensing Agreement with ChiRhoClin, Inc. Repligen made a milestone payment to ChiRhoClin that consisted of $1,250,000 in cash and 696,223 shares of its common stock. The Company recorded the fair value of the shares issued, $2,576,025, and the cash paid of $1,250,000, as a long-term intangible asset. Beginning in April 2002, the Company began to amortize this intangible asset to cost of revenue over the remaining term of the license, approximately seven years. The Company amortized $510,130 during the year ended March 31, 2004.

The Company reviews its long-term assets for impairment at each reporting period in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. At March 31, 2004, as a result of a dispute with ChiRhoClin, the Company recorded an impairment charge of $2,413,244 in its statements of operations for the year ended March 31, 2004. During the year ended March 31, 2005, the Company amortized the remaining balance of this long-term intangible asset of $392,520 to cost of goods sold.

4.	Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” The Company did not record a tax provision in the FY 2006 statement of operations as the Company did not generate taxable income.

At March 31, 2006, the Company had net operating loss carryforwards for income tax purposes of approximately $106,290,000. The Company also had available tax credit carryforwards of approximately $5,590,000 at March 31, 2006 to reduce future federal income taxes, if any. Federal and state net operating losses of approximately $7,689,000, $7,390,000 and $7,050,000 expired in fiscal 2006, 2005 and 2004, respectively. The net operating loss and tax credit carryforwards will continue to expire at various dates. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

Deferred tax assets consist of the following:

	As of March 31,
	2006	2005
Temporary differences	$7,420,000	$9,140,000
Operating loss carryforwards	42,520,000	44,120,000
Tax credit carryforwards	5,590,000	6,140,000

	55,530,000	59,400,000
Valuation allowance	(55,530,000)	(59,400,000)

	$—	$—

A full valuation allowance has been provided, as it is uncertain if the Company will realize its deferred tax assets.

A reconciliation of the federal statutory rate to the effective income tax rate from operations for fiscal years ended March 31, 2006, 2005 and 2004 is as follows:

	Years Ended March 31,			Years Ended March 31,
	2006	2005	2004	2006	2005	2004
Tax at U.S. statutory rate	$237,000	$(1,014,000)	$(3,247,000)	34.00%	34.00%	34.00%
State taxes, net of federal benefit	—	—	—	0.00%	0.00%	0.00%
Permanent differences, net of federal benefit	5,000	6,000	6,000	0.08%	(0.20)%	(0.06)%
Change in valuation allowance	(242,000)	1,008,000	3,241,000	(34.08)%	(33.80)%	(33.94)%

Income tax expense	$—	$—	$—	0.00%	0.00%	0.00%

5.	Stockholders’ Equity

(a)	Common Stock and Warrants

On March 1, 2006, Repligen engaged CEOcast, Inc. to render investor relations services. In exchange and as consideration for CEOcast Inc.’s investor relations services, Repligen issued 25,000 shares of common stock to CEOcast Inc. The Company recorded the value of these shares as selling, general and administrative expense in fiscal year 2006 in the accompanying statements of operations.

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

At March 31, 2006, the Company has reserved 2,842,859 shares of common stock for incentive and nonqualified stock option plans.

(b)	Stock Options

The Company’s 2001 stock option plan authorizes the grant of incentive stock options, nonqualified stock options and restricted stock awards. Incentive stock options are granted to employees at the fair market value at the date of grant. Nonqualified stock options are granted to employees or nonemployees. The options generally vest over four or five years and expire no more than 10 years from the date of grant. As of March 31, 2006, the Company had 420,209 shares available for future grant. To date, the Company has granted 20,000 shares of restricted stock awards.

A summary of stock option activity under the 2001 stock option plan is as follows:

	Years Ended March 31,
	2006			2005			2004
	Number of Shares	Range of Exercise Prices	Weighted Average Price per Share	Number of Shares	Range of Exercise Prices	Weighted Average Price per Share	Number of Shares	Range of Exercise Prices	Weighted Average Price per Share
Outstanding at beginning of period	2,141,900	$ .01-$8.56	$3.00	2,050,800	$ .01-$8.56	$3.01	1,940,050	$.01-$8.56	$2.55

Granted	629,000	1.83- 4.17	$3.04	340,250	.01- 3.05	$2.56	347,500	.01- 7.56	$5.68
Exercised	(238,200)	1.00- 3.24	$1.36	(58,350)	.01- 2.29	$0.52	(101,410)	.01- 3.24	$1.53
Cancelled	(130,050)	1.63- 6.13	$3.13	(190,800)	2.29- 7.19	$3.07	(135,340)	.01- 8.56	$4.22

Outstanding at end of period	2,402,650	$ .50-$8.56	$3.17	2,141,900	$ .50-$8.56	$3.00	2,050,800	$.01-$8.56	$3.01

Exercisable at end of period	1,429,850	$ .50-$8.56	$3.01	1,459,700	$ .50-$8.56	$2.65	1,373,200	$.50-$8.56	$2.19

	As of March 31, 2006
	Options outstanding			Options exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per share	Number of Outstanding	WA Exercise Price
$ .50-$1.37	110,000	1.79	0.92	110,000	0.92
$1.41-$1.82	559,000	1.95	1.43	557,000	1.43
$1.83-$2.85	566,500	7.13	2.21	301,100	2.43
$2.95-$3.38	480,650	7.60	3.18	146,550	3.14
$3.47-$4.17	263,500	9.55	4.10	19,000	3.54
$4.70-$6.13	204,000	7.00	5.50	85,200	5.52
$7.19-$8.56	219,000	5.66	7.91	211,000	7.92

	2,402,650	5.89	3.17	1,429,850	3.01

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

Lease Commitments

In 2001, the Company entered into a ten-year lease agreement for its corporate headquarters in Waltham, Massachusetts. In connection with this lease agreement, the Company issued a letter of credit in the amount of $200,000 to its landlord. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is classified as restricted cash in the accompanying balance sheet as of March 31, 2006 and 2005.

In fiscal 2006, the Company entered into a capital lease agreement to provide the Company with manufacturing equipment. Repligen received approximately $171,000 in equipment financing over a five year period. In fiscal 2005, the Company entered into two capital lease agreements to provide the Company with two pieces of office equipment. Repligen received approximately $33,000 in equipment financing. The lease terms are three and five years beginning in June and October of 2004, respectively. Capital lease obligations are recorded in accrued liabilities and long-term liabilities in the Company’s balance sheets.

Obligations under noncancelable operating leases and capital equipment leases, including the facility lease discussed above, as of March 31, 2006 are approximately as follows:

Years Ending March 31,	Operating Lease	Capital Lease
2007	$385,000	$51,814
2008	404,000	48,870
2009	410,000	48,870
2010	428,000	45,210
2011	428,000	—
Thereafter	321,000	—

Minimum lease payments	$2,376,000	$194,764

Less amount representing interest		(29,434)
Present value of future lease payment		165,330
Less current portion		(51,814)
Noncurrent obligation under capital leases		$113,516

Rent expense charged to operations under operating leases was approximately $389,000 for each of the years ended March 31, 2006, 2005 and 2004.

Licensing and Research Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements which require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. The Company has recorded research and development expense associated with license agreements of $114,000, $55,000, and $298,000, for the years ended March 31, 2006, 2005 and 2004, respectively.

Supply Agreements

The Company has entered into an agreement with a manufacturer for certain components of its Protein A product. The Company has remaining purchase obligations of approximately $35,000 associated with this agreement for the year ended March 31, 2007. The Company relies on a sole manufacturer for its SecreFlo® product. This reliance exposes it to a number of risks, including reduced control over manufacturing capacity, delivery times, inadequate inventory levels which could lead to product shortage or charges for excess or obsolete inventory.

7.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	As of March 31,
	2006	2005
Prepaid insurance	$115,591	$122,133
Equipment and services	221,565	68,838
Interest receivable	188,751	317,328
Clinical and research expenses.	32,829	32,703
Other	16,302	39,860

	$575,038	$580,862

8.	Accrued Liabilities

Accrued liabilities consist of the following:

	As of March 31,
	2006	2005
Royalty expenses	$—	$1,195,156
Payroll & payroll related costs	474,923	290,139
Research & development costs	436,016	248,490
Professional and consulting costs	320,694	176,282
Other accrued expenses	62,767	172,031
Unearned revenue	38,599	71,494
Other current liabilities	536,350	27,033

	$1,869,349	$2,180,625

In February 2004, the Company terminated its Licensing Agreement with ChiRhoClin. On May 9, 2005, Repligen entered into a Settlement Agreement with ChiRhoClin, Inc., in full settlement of their arbitration proceedings described below. Repligen determined that it was not required to pay approximately $1,170,000 of unremitted and accrued royalties to ChiRhoClin. This was recorded as other income in the quarter ended June 30, 2005. In February 2004, the Company terminated its Licensing Agreement with ChiRhoClin. On May 9, 2005, Repligen entered into a Settlement Agreement with ChiRhoClin, Inc., in full settlement of their arbitration proceedings described below. Repligen determined that it was not required to pay approximately $1,170,000 of unremitted and accrued royalties to ChiRhoClin. This was recorded as other income in the quarter ended June 30, 2005. Under the terms of the Agreement, Repligen also received a payment of $750,000 and will be entitled to continue to market SecreFlo®, for the next several years under a royalty structure more favorable to Repligen than under the Licensing Agreement. ChiRhoClin is obligated to deliver a certain amount of SecreFlo®, to Repligen over the next few years. This payment of $750,000 was recorded as “Accrued Liabilities” at the time of settlement. The adoption of EITF 02-16 Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16) has resulted in the Company reducing cost of goods sold as future inventory purchased from ChiRhoClin is sold. Other current liabilities as of March 31, 2006 includes $536,350 related to ChiRhoClin settlement which will be relieved as a reduction to cost of good sold as future inventory purchased from ChiRhoClin is sold.

9.	Employee Benefit Plan

The Repligen Corporation 401(k) Savings and Retirement Plan (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 who have completed four months of service are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to match a portion of the employees’ contributions up to a defined maximum. The match is calculated on a calendar year basis. The Company matched $27,278, $34,245, and $34,395, for the fiscal years ended March 31, 2006, 2005, and 2004 respectively. Forfeitures of previous participants funded this contribution and as a result had no impact on the Company’s operations.

10.	Related Party Transaction

Repligen paid Drs. Schimmel and Rich, the Co-Chairmen of the Board of Directors, $49,200 and $43,200, respectively, during each of the fiscal years ended March 31, 2006, 2005 and 2004 pursuant to consulting agreements, which have similar terms. These agreements are automatically extended for successive one-year terms unless terminated by either party to the agreement at least 90 days prior to the next anniversary date. Dr. Schimmel’s agreement continues until September 30, 2006 and Dr. Rich’s agreement continues until October 31, 2006. Drs. Schimmel and Rich have advised Repligen that they have no present intention of terminating their agreements. Drs. Schimmel and Rich receive no separate cash compensation for attendance at meetings or otherwise as directors.

11.	Legal Proceedings

Bristol-Myers Squibb Company

In January 2006, Repligen Corporation and The University of Michigan jointly filed a complaint against Bristol in the United States District Court for the Eastern District of Texas for infringement of U.S. Patent No. 6,685,941 (“the ‘941 patent”) for the commercial sale of Orencia®. The ‘941 patent, entitled “Methods of Treating Autoimmune Disease via CTLA4-Ig,” covers methods of using CTLA4-Ig to treat rheumatoid arthritis, as well as other therapeutic methods. Repligen has exclusive rights to this patent from its owners, the University of Michigan and the U.S. Navy. In February, Bristol answered the complaint and counterclaimed seeking a declaratory judgment that the ‘941 patent is invalid and unenforceable and that Bristol does not infringe the patent. The outcome of this case is undeterminable at this time.

ImClone Systems, Inc.

In May 2004, Repligen Corporation and The Massachusetts Institute of Technology (“MIT”) filed an action for patent infringement in the United States District Court for the District of Massachusetts against ImClone Systems, Inc. (“Imclone”) for infringement of U.S. Patent No. 4,663,281 (“the ‘281 patent”) based on Imclone’s manufacture and sale of the cancer drug Erbitux®. The technology claimed by the ‘281 patent, which was invented by researchers at MIT, covers certain genetic elements (DNA enhancers) that increase protein production in a mammalian cell. Repligen is the exclusive licensee of the ‘281 patent from MIT. Damon Biotech, a predecessor of Repligen, developed the cell line which is used to manufacture Erbitux® in 1990 for the National Cancer Institute and incorporated the DNA enhancer technology which is the basis of the ‘281 patent. Repligen seeks relief, including compensation in the form of royalties for the material Imclone manufactured prior to the expiration of the ‘281 patent in May of 2004.

In February 2006, the Court heard oral arguments on summary judgment motions brought by plaintiffs Repligen and MIT and defendant Imclone on the issue of exhaustion of patent rights. The Court may: 1) rule in plaintiffs’ favor, dispose of Imclone’s patent exhaustion defense and set the case for trial; 2) deny both parties’ motions and set the case for trial; or 3) rule in Imclone’s favor and enter judgment against plaintiffs in the case, subject to appeal.

Repligen and MIT have also filed an application for patent term extension for the ‘281 patent, which if granted will extend the term of the patent to May 2009. The outcome of this case is undeterminable at this time.

ChiRhoClin, Inc.

In February 2004, Repligen terminated the September 1999 Licensing Agreement with ChiRhoClin, its supplier of SecreFlo®, based on ChiRhoClin’s alleged failure to meet its obligations under the Licensing Agreement.

On April 9, 2004, Repligen filed an arbitration demand against ChiRhoClin with the American Arbitration Association in New York seeking to recover payments made to ChiRhoClin and additional damages. In this arbitration demand, Repligen alleged that ChiRhoClin breached several of its obligations under the September 1999 Licensing Agreement including failure to use best efforts to obtain various FDA approvals and to manufacture and supply SecreFlo®, in a timely manner. In June 2004, ChiRhoClin filed a counterclaim alleging that Repligen had wrongfully terminated the Licensing Agreement.

On May 9, 2005, Repligen entered into a Settlement Agreement (the “Agreement”) with ChiRhoClin, Inc., in full settlement of the arbitration proceedings described above. Under the terms of the Agreement, Repligen received a payment of $750,000 and will be entitled to continue to market SecreFlo®, for the next several years under a royalty structure more favorable to Repligen than under the Licensing Agreement. ChiRhoClin is obligated to deliver a certain amount of SecreFlo®, to Repligen over the next few years. This payment of $750,000 was recorded as “Accrued Liabilities” as of June 30, 2005. The adoption of EITF 02-16 has resulted in the reduction of cost of goods sold as future inventory purchased from ChiRhoClin is sold. After depletion of all supplies of SecreFlo® provided by ChiRhoClin, including those to be delivered under the Agreement, Repligen will cease marketing and selling a secretin product supplied by ChiRhoClin. ChiRhoClin will pay Repligen a per unit royalty on all sales by ChiRhoClin of its secretin products subject to certain time and/or volume limits. Repligen is not required to pay approximately $1,170,000 of unremitted royalties to ChiRhoClin related to sales from February 2004 to March 2005. This amount which was accrued at March 31, 2005 was recorded as other income in the quarter ended June 30, 2005. Repligen has received security for ChiRhoClin’s performance under the Agreement.

From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business. Repligen is not currently aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition or results of operations.

12.	Selected Quarterly Financial Data (Unaudited)

The following table contains Statements of Operations information for each quarter of fiscal 2006 and 2005. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Q4 FY06	Q3 FY06	Q2 FY06	Q1 FY06	Q4 FY05	Q3 FY05	Q2 FY05	Q1 FY05
	(in thousands, except per share amounts)
Revenue:
Product revenue	$2,842	$2,958	$2,716	$4,013	$2,995	$2,260	$1,296	$2,809
Research revenue	42	30	84	226	—	—	—	—

Total revenue	2,884	2,988	2,800	4,239	2,995	2,260	1,296	2,809

Operating expenses:
Cost of revenue	889	817	872	973	1,023	1,029	703	1,132
Research and development	1,412	1,236	1,325	1,190	1,334	1,039	1,274	1,390
Selling, general and administrative	1,597	1,341	1,283	1,196	1,187	1,242	1,139	1,029

Total operating expenses	3,898	3,394	3,480	3,359	3,544	3,310	3,116	3,551

Income (loss) from operations	(1,014)	(406)	(680)	880	(549)	(1,050)	(1,820)	(742)
Investment income	198	204	212	136	122	107	101	97
Interest expense	(3)
Other income	—	—	—	1,170	—	750	—	—

Net income (loss)	(819)	(202)	(468)	2,186	(427)	(193)	(1,719)	(645)

Earning per share:
Basic	$(0.03)	$(0.01)	$(0.02)	$0.07	$(0.01)	$(0.01)	$(0.06)	$(0.02)

Diluted	$(0.03)	$(0.01)	$(0.02)	$0.07	$(0.01)	$(0.01)	$(0.06)	$(0.02)

Weighted average shares outstanding:
Basic	30,202	30,105	30,098	30,094	30,080	30,065	30,058	30,054
Diluted	30,202	30,105	30,098	30,399	30,080	30,065	30,058	30,054

13.	Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions	Reversal without Utilization	Balance at End of Period
Allowance for Doubtful Accounts:
2004	$50,000	—	$15,000	$35,000
2005	$35,000	—	$20,000	$15,000
2006	$15,000		$5,000	$10,000