Form 10-Q
period 2006-06-30
REPLIGEN CORP
filed 2006-08-09
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2006.

Common Stock, par value $.01 per share	30,377,635
Class	Number of Shares

REPLIGEN CORPORATION

INDEX

		PAGE
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Balance Sheets as of June 30, 2006 and March 31, 2006	3

	Statements of Operations for the Three Months Ended June 30, 2006 and 2005	4

	Statements of Cash Flows for the Three Months Ended June 30, 2006 and 2005	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors

	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	None

Item 3.	Defaults Upon Senior Securities

	None

Item 4.	Submission of Matters to a Vote of Security Holders

	None

Item 5.	Other Information

	None

Item 6.	Exhibits	19

Signatures		20

Exhibit Index		21

REPLIGEN CORPORATION

BALANCE SHEETS

(Unaudited)

	June 30, 2006	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$5,340,747	$5,428,477
Marketable securities	16,167,338	13,447,600
Accounts receivable, less bad debt reserve of $10,000 for both periods	1,108,251	593,725
Inventories	1,241,026	1,465,592
Prepaid expenses and other current assets	683,354	575,038

Total current assets	24,540,716	21,510,432

Property, plant and equipment, at cost:
Leasehold improvements	3,058,631	2,475,169
Equipment	1,904,069	1,769,367
Furniture and fixtures	194,474	186,874

	5,157,174	4,431,410
Less accumulated depreciation and amortization	(2,198,936)	(2,074,049)

	2,958,238	2,357,361
Long-term marketable securities	1,008,606	4,531,548
Restricted cash	200,000	200,000

Total assets	$28,707,560	$28,599,341

Liablities and Stockholders’ Equity
Current liabilities:
Accounts payable	$799,607	$1,066,445
Accrued expenses and other current liabilities	1,894,139	1,869,349

Total current liabilities	2,693,746	2,935,794

Long-term liabilities	231,517	230,518
Total liabilities	2,925,263	3,166,312

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 30,377,635 shares issued and outstanding at June 30, 2006 and March 31, 2006, respectively	303,776	303,776
Additional paid-in capital	182,171,858	181,985,274
Deferred compensation	—	(61,950)
Accumulated deficit	(156,693,337)	(156,794,071)

Total stockholders’ equity	25,782,297	25,433,029

Total liabilities and stockholders’ equity	$28,707,560	$28,599,341

See accompanying notes

REPLIGEN CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,
	2006	2005
Revenue:
Product revenue	$3,363,898	$4,013,064
Research and other revenue	264,270	225,583

Total revenue	3,628,168	4,238,647

Operating expenses: (1)
Cost of product revenue	993,016	973,395
Research and development	1,214,583	1,189,475
Selling, general and administrative	1,541,561	1,195,496

Total operating expenses	3,749,160	3,358,366

(Loss) income from operations	(120,992)	880,281

Investment income	224,736	136,437

Interest expense	(3,010)	—

Other income	—	1,169,608

Net income	$100,734	$2,186,326

Earnings per share:
Basic	$—	$0.07

Diluted	$—	$0.07

Weighted average shares outstanding:
Basic	30,357,635	30,094,435
Diluted	30,828,072	30,398,735
________________ (1) Includes non-cash stock-based compensation as follows:
Cost of product revenue	$5,972	$—
Research and development	$52,197	$—
Selling, general and administrative	$190,365	$—

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$100,734	$2,186,326
Adjustments to reconcile net income to net cash used in operating activities-
Depreciation and amortization	124,887	90,217
Stock-based compensation expense	248,534	—
Changes in assets and liabilities:
Accounts receivable	(514,526)	(543,389)
Inventories	224,566	236,664
Prepaid expenses and other current assets	(108,792)	70,440
Accounts payable	(266,838)	(613,360)
Accrued liabilities	(4,951)	(214,382)
Long-term liabilities	(108,124)	482

Net cash (used in) provided by operating activities	(304,510)	1,212,998

Cash flows from investing activities:
Purchases of marketable securities	(3,871,320)	(2,474,065)
Redemptions of marketable securities	4,675,000	3,000,000
Purchases of property, plant and equipment	(584,895)	(106,834)

Net cash provided by investing activities	218,785	419,101

Cash flows from financing activities:
Principal payments under capital lease obligation	(2,005)	(1,843)

Net cash used in financing activities	(2,005)	(1,843)

Net (decrease) increase in cash and cash equivalents	(87,730)	1,630,256
Cash and cash equivalents, beginning of period	5,428,477	3,216,681

Cash and cash equivalents, end of period	$5,340,747	$4,846,937

Supplemental disclosure of noncash activities:
Non-cash purchase of equipment	133,261	—

See accompanying notes.

REPLIGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The financial statements included herein have been prepared by Repligen Corporation (the “Company”, “Repligen” or “we”), in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Form 10-K for the year ended March 31, 2006.

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

Certain reclassifications of prior period data have been made to conform to the current reporting period. A reclassification on the Statement of Cash Flows of $51,000 was made from operating activities to investing activities on June 30, 2005 due to a reclassification made in the classification of interest receivables on the balance sheet as of March 31, 2005 on the Form 10K Balance Sheet dated March 31, 2006.

2. Revenue Recognition

We apply Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB No. 104”) to our revenue arrangements. We generate product revenues from the sale of our Protein A products to customers in the pharmaceutical and process chromatography industries and from the sale of SecreFlo® to hospital-based gastroenterologists. In accordance with SAB No. 104, we recognize revenue related to product sales upon delivery of the product to the customer as long as there is persuasive evidence of an arrangement, the sale price is fixed or determinable and collection of the related receivable is reasonably assured.

During the three month period ended June 30, 2006, we received $357,000 of cash and recognized approximately $220,000 in revenue from a sponsored research and development project under an agreement with the Stanley Medical Research Institute. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred. Research expenses in the accompanying statements of operations include funded and unfunded expenses. Additionally, during the three month period ended June 30, 2006, the Company earned and recognized approximately $44,000 in royalty revenue from ChiRhoClin, Inc. Please see footnote 11 for a summary of the royalty arrangement with ChiRhoClin, Inc.

3. Earnings (Loss) Per Share

We follow the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 128, “Presenting Earnings Per Share,” (“SFAS No. 128”). Basic earnings per share for the three month periods ended June 30, 2006 and 2005 was computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method in accordance with SFAS No. 128. Dilutive potential common shares include outstanding stock options.

Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended
	June 30, 2006	June 30, 2005
Weighted average common shares	30,357,635	30,094,435
Dilutive common stock options	470,437	304,300

Weighted average common shares outstanding, assuming dilution	30,828,072	30,398,735

For the three month period ended June 30, 2006 and June 30, 2005 options to purchase 940,500 and 1,156,800 shares of our common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares.

At June 30, 2006, there were outstanding options to purchase 2,463,050 shares of our common stock at a weighted average exercise price of $3.17 per share.

4. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95,” (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period. Pro forma disclosure is no longer an alternative. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”), which expressed the views of the SEC regarding the interaction between SFAS No. 123R and certain rules and regulations of the SEC. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized in the statement of operations for the three months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted, modified or settled subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

For the three months ended June 30, 2006, the Company recorded stock-based compensation expense of approximately $249,000 for stock options granted under the Amended and Restated 2001 Repligen Corporation Stock Plan of which $190,000 was included in general and administrative expenses, $6,000 in cost of product revenue and $52,000 in research and development. Basic and diluted earnings per share amounts for the three months ended June 30, 2006 were decreased by $0.01, as a result of the adoption of SFAS No. 123R.

The Company currently has the following stock-based employee compensation plans which are subject to the provisions of SFAS No. 123R: the 1992 Repligen Corporation Stock Option Plan, as amended, and the Amended and Restated 2001 Repligen Corporation Stock Plan (collectively, the “Plans”). The 1992 Repligen Corporation Stock Option Plan expired on September 14, 2001, though this had no impact on outstanding option grants. Options granted prior to the date of termination remain outstanding and may be exercised in accordance with their terms.

The Plans allow for the granting of incentive, restricted and nonqualified options and awards to purchase shares of Common Stock. Historically, incentive options granted to employees under the Plans generally vested over a four to five-year period, with 20%-25% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s Common Stock on the date of grant. At June 30, 2006, options to purchase 1,426,550 shares were outstanding under the Amended and Restated 2001 Repligen Corporation Plan and 1,036,500 were outstanding under the 1992 Repligen Corporation Stock Option Plan. At June 30, 2006, 359,809 shares were available for future grant under the Amended and Restated 2001 Repligen Corporation Stock Plan.

The Company uses the Black-Scholes option pricing model to calculate the fair value on the grant date of stock-based compensation for stock options granted under the Plans. The fair values of stock options granted during the three months ended June 30, 2006 and 2005 were calculated using the following estimated weighted- average assumptions:

	2006	2005
Expected term (years)	6.5	7
Volatility	90.79%	94.32%-94.41%
Risk-free interest rate	5.01%	3.83%-4.02%
Expected dividend yield	—	—

Expected term - The expected term of options granted represents the period of time for which the options are expected to be outstanding and is derived from the Company’s historical stock option exercise experience and option expiration data. For option grants made subsequent to the adoption of SFAS No. 123R, the expected life of stock options granted is based on the simplified method allowable under SAB No. 107. Accordingly, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. In addition, for purposes of estimating the expected term, the Company has aggregated all individual option awards into one group as the Company does not expect substantial differences in exercise behavior among its employees.

Expected volatility — The expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of options granted. The Company determines the expected volatility solely based upon the historical volatility of the Company’s Common Stock over a period commensurate with the option’s expected term. The Company does not believe that the future volatility of its Common Stock over an option’s expected term is likely to differ significantly from the past.

Risk-free interest rate — The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

Expected dividend yield - The Company has never declared or paid any cash dividends on any of its capital stock and does not expect to do so in the foreseeable future. Accordingly, the Company uses an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

The Company recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. Forfeitures represent only the unvested portion of a surrendered option. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence as permitted under SFAS No. 123. Based on an analysis of historical data, the Company has calculated an 8% annual forfeiture rate for non-director level employees, a 3% annual forfeiture rate for director- level employees, and a 0% forfeiture rate for non-employee members of the Board of Directors, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Prior to April 1, 2006, the Company applied the pro forma disclosure requirements under SFAS No. 123 and accounted for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations. Accordingly, no stock-based employee compensation cost was recognized in the statement of operations for the three months ended June 30, 2005, as all stock options granted under the Plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Plans for the three months ended

June 30, 2005. Since stock-based compensation expense for the three months ended June 30, 2006 was calculated under the provisions of SFAS No. 123R, there is no disclosure of pro forma net income and net income per share for that period. For purposes of the pro forma disclosure for the three months ended June 30, 2005 set forth in the table below, the value of the options is estimated using a Black-Scholes option pricing model and amortized on a straight-line basis to expense over the options’ vesting periods.

Three Months Ended June 30, 2005
(in thousands, except per share data)
Net income, as reported	$2,186,326
Deduct: Stock-based employee compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	$(171,976)

Pro forma net income	$2,014,350

Basic and diluted net income per common share, as reported	$0.07

Basic and diluted net income per common share, pro forma	$0.07

Information regarding option activity for the three months ended June 30, 2006 under the Plans is summarized below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at April 1, 2006	2,403	$3.17
Granted	71	3.11
Exercised	—	—
Forfeited/Cancelled	(10)	2.75
Options outstanding at June 30, 2006	2,463	$3.17	5.72	$1,449

Options exercisable at June 30, 2006	1,603	$3.03	4.08	$1,251

Vested and expected to vest at June 30, 2006(1)	2,401	$2.58	5.67	$1,433

(1)	This represents the number of vested options as of June 30, 2006 plus the number of unvested options expected to vest as of June 30, 2006 based on the unvested outstanding options at June 30, 2006 adjusted for the estimated forfeiture rate of 8% for awards granted to non-director level employees and 3% for awards granted to director level employee as described above.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the Common Stock on June 30, 2006 of $2.92 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2006.

The weighted average grant date fair value of options granted during the three months ended June 30, 2006 was $2.46. The total fair value of stock options that vested during the three months ended June 30, 2006 and 2005 was approximately $455,000 and $556,000, respectively.

As of June 30, 2006, there was $2,014,000 of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a period of 4.7 years with a weighted-average of 2.7 years.

5. Cash, Cash Equivalents and Marketable Securities

We follow the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At June 30, 2006, our investments included short-term marketable securities, the majority of which are classified as held-to-maturity investments as we have the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year.

At June 30, 2006, marketable securities also include investment grade auction rate securities, which provide higher yields than money market and other cash equivalent investments. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold, which creates a highly liquid market for these securities. We do not intend to hold these securities to maturity, but rather to use the securities to provide liquidity as necessary. Auction rate securities are classified as available-for-sale and reported at fair value. Due to the reset feature and their carrying value equaling their fair value, there are no gross unrealized gains or losses from these short-term investments.

Cash, cash equivalents and marketable securities consist of the following:

	June 30, 2006	March 31, 2006
Cash and cash equivalents	$5,340,747	$5,428,477

Marketable securities:
U.S. Government and agency securities	$6,448,638	$8,048,129
Auction rate securities	1,075,000	1,075,000
Corporate and other debt securities	8,643,700	4,324,471

(Average remaining maturity, 7 months at June 30, 2006, assumes auction rate maturity set at date of next auction)	$16,167,338	$13,447,600

Long-term marketable securities:
U.S. Government and agency securities	$700,000	$1,900,000
Corporate and other debt securities	308,606	2,631,548

(Average remaining maturity, 13 months at June 30, 2006)	$1,008,606	$4,531,548

Restricted cash of $200,000 is related to our facility lease obligation.

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories at June 30, 2006 and March 31, 2006 consist of the following:

	June 30, 2006	March 31, 2006
Raw materials	$506,817	$600,948
Work -in -process	361,264	596,386
Finished goods	372,945	268,258

Total	$1,241,026	$1,465,592

7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of June 30, 2006	As of March 31, 2006
Payroll & payroll related costs	$353,844	$474,923
Research & development costs	489,178	436,016
Professional and consulting costs	363,220	320,694
Other accrued expenses	39,472	62,767
Unearned revenue	139,130	38,599
Other current liabilities	509,295	536,350

Total	$1,894,139	$1,869,349

8. Comprehensive Income/Loss

We follow the provisions of SFAS No. 130, “Reporting Comprehensive Income,” (“SFAS No. 130”). SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from nonowner sources. Our comprehensive income is equal to our reported net income for all periods presented.

9. Segment Reporting

We follow the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”). SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. The chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance, identifies operating segments as components of an enterprise about which separate discrete financial information is available for evaluation. To date, we view our operations and manage our business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

The following table represents percentage of total revenue classified by geographic area:

	Three months ended June 30,
	2006	2005
Europe	68%	52%
US	31%	47%
Other	1%	1%

Total	100%	100%

During the three months ended June 30, 2006 there were 2 customers who accounted for approximately 65% and 10% of product revenues, respectively. During the three months ended June 30, 2005 there were two customers who accounted for approximately 49% and 29% of product revenues, respectively. At June 30, 2006, one customer accounted for 59% of our accounts receivable. At March 31, 2006, four customers accounted for 25%, 25%, 13% and 11% of accounts receivable, respectively.

10. New Accounting Pronouncements

The FASB recently issued Statement No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”), which is a replacement of APB Opinion No. 20, “Accounting Changes,” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” (“SFAS 3”). SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 carries forward many provisions of APB 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity, and the correction of an error. SFAS 154 also carries forward the provisions of SFAS 3 that govern reporting accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS 154. The Company adopted SFAS 154 effective April 1, 2006, with no effect to the Company’s financial position, results of operations or cash flows.

11. Settlement Agreement

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

On May 9, 2005, Repligen entered into a Settlement Agreement (the “Agreement”) with ChiRhoClin, Inc., in full settlement of the arbitration proceedings described above. Under the terms of the Agreement, Repligen received a payment of $750,000 and is entitled to continue to market SecreFlo®, for the next several years under a royalty structure more favorable to Repligen than under the Licensing Agreement. ChiRhoClin is obligated to deliver a certain amount of SecreFlo®, to Repligen over the next few years. This payment was recorded as “Accrued Liabilities” and has a balance of $509,000 as of June 30, 2006. The adoption by the Company of Emerging Issues Task Force (“EITF”) Issue No. 20-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) has resulted in the reduction of cost of goods sold as future inventory purchased from ChiRhoClin is sold. After depletion of all supplies of SecreFlo® provided by ChiRhoClin, including those to be delivered under the Agreement, Repligen will cease marketing and selling a secretin product supplied by ChiRhoClin. ChiRhoClin will pay Repligen a per unit royalty on all sales by ChiRhoClin of its secretin products subject to certain time and/or volume limits. Repligen was not required to pay approximately $1,169,000 of unremitted royalties to ChiRhoClin related to sales from February 2004 to March 2005. This amount which was accrued at March 31, 2005 was recorded as other income in the quarter ended June 30, 2005. Repligen has received security for ChiRhoClin’s performance under the Agreement

12. Subsequent Event

In July 2006, Repligen reported that the United States District Court for the District of Massachusetts issued a Summary Judgment ruling in favor of Repligen and The Massachusetts Institute of Technology (“MIT”) and rejected ImClone Systems Incorporated’s (“Imclone”) defense of patent exhaustion in the ongoing patent infringement lawsuit over the production of Erbitux ®. In their complaint, Repligen and MIT allege that ImClone’s production of Erbitux® infringes U.S. patent 4,663,281 which covers certain genetic elements that increase protein production in a mammalian cell. This patent is assigned to MIT and exclusively licensed to Repligen.

ImClone had previously reported that it produced approximately $1 billion worth of Erbitux® prior to the expiration of the patent-in-suit in 2004 and that Bristol-Myers Squibb, ImClone’s commercial partner, has paid ImClone $900 million in up-front and milestone payments as well as a 39% royalty on the net sales of Erbitux® in the United States.

Repligen and MIT allege that the cell line that ImClone uses to produce Erbitux® employs key technology that is claimed in the patent-in-suit. Repligen and MIT also allege that the cell line was created under contract for the National Cancer Institute (“NCI”) by a predecessor to Repligen and subsequently transferred from the NCI to ImClone for use in research and development only. In its ruling, the Court found that neither the transfer to the NCI by Repligen’s predecessor nor the subsequent transfer to ImClone by the NCI exhausted the proprietary rights of Repligen and MIT. The Court’s ruling has eliminated these arguments as a potential defense for ImClone at trial. Repligen and MIT intend to seek damages adequate to compensate Repligen and MIT for ImClone’s unlicensed use of the patented technology and a multiplier of any such damage award based on ImClone’s willful infringement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on the development of novel therapeutics for the treatment of diseases of the central nervous system. A number of drug development programs are currently being conducted to evaluate our naturally occurring drug candidates in diseases such as schizophrenia, bipolar disorder and neurodegeneration. In addition, we sell two commercial products, Protein A for monoclonal antibody purification and SecreFlo® for assessment of pancreatic disorders.

Our business strategy is to deploy the profits from our current commercial products and any revenue that we may receive from our patents to enable us to invest in the development of our product candidates in the treatment area of neuropsychiatric diseases.

We are subject to a number of risks typically associated with similar companies in the biotechnology industry. Principally those risks are associated with our dependence on collaborative arrangements, development by us or our competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, results of clinical trials, compliance with the U.S. Food and Drug Administration and other governmental regulations and approval requirements, as well as the ability to grow our business and to obtain adequate capital to fund this growth, as well as other potential risk factors included in the filings made by us from time to time with the SEC, including under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2006.

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

During the three month period ended June 30, 2006, we received non-product revenues from sponsored research and development projects under an agreement with the Stanley Medical Research Institute. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred. Research expenses in the accompanying statements of operations include funded and unfunded expenses. Additionally, during the three-month period ended June 30, 2006, the Company earned approximately $44,000 in royalty revenue pursuant to a settlement agreement with ChiRhoClin, Inc., discussed further in “Cost of Goods Sold,” below. This amount is included in Other Revenue in the accompanying Statement of Operations.

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

Cost of Goods Sold

During the three-month period ended June 30, 2005, Repligen entered into a Settlement Agreement (the “Agreement”) with ChiRhoClin, Inc., (“CRC”) in full settlement of their arbitration proceedings. Under the terms of the Agreement, Repligen received a payment of $750,000 and will be entitled to continue to market SecreFlo® for the next several years. The balance of the settlement payment of $509,000 is recorded in “Accrued Liabilities” as of June 30, 2006. CRC also agreed to continue to supply additional product to the Company. The Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) addresses the accounting and income statement classification for consideration given by a vendor to a customer in connection with the sale of the vendor’s products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. Application of the provisions of EITF 02-16 will result in the reduction of cost of goods sold as inventory purchased from CRC is sold. During the three months ended June 30, 2006, cost of goods sold was lower by approximately 4% as a result of the application of the provisions of EITF 02-16 to the settlement proceeds. We anticipate this will continue to contribute to an improved gross margin for the remainder of fiscal 2007.

Stock-Based Compensation

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment — An Amendment of FASB Statements No. 123 and 95, or SFAS No. 123R. SFAS No. 123R requires companies to measure compensation cost for all share-based awards at fair value on grant date and recognize it as expense ratably over the requisite service period of the award. We use the Black-Scholes option pricing model to calculate the fair value of share-based awards on the grant date. This option pricing model requires the input of highly subjective assumptions, including the term during which the awards are expected to be outstanding and the price volatility of the underlying stock. In addition, SFAS No. 123R requires forfeitures, which represent only the unvested portion of a surrendered award, to be estimated at the time of the grant and revised, if necessary, in subsequent periods. Please refer to Note 4 included in the Notes to Financial Statements appearing elsewhere in this report, for additional information regarding our adoption of SFAS No. 123R.

Results of Operations

Three months ended June 30, 2006 vs. June 30, 2005

Total revenue

Total revenue for the three-month periods ended June 30, 2006 and June 30, 2005 were approximately $3,628,000 and $4,239,000 respectively, a decrease of $611,000 or 14%. During the three-month period ended June 30, 2006 a decrease in the volume of Protein A sales accounted for the majority of the decrease as they decreased to $2,941,000 from $3,478,000 during the same period in the prior fiscal year. Our product revenues are subject to significant quarterly fluctuations based on the timing of large-scale production orders of Protein A.

During the three-month periods ended June 30, 2006 and June 30, 2005 we recognized $220,000 and $226,000, respectively, of revenue from a sponsored research and development project under an agreement with the Stanley Medical Research Institute. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred. Additionally, during the three-month period ended June 30, 2006, we earned and recognized approximately $44,000 in royalty revenue from ChiRhoClin, Inc.

Operating expenses

Total operating expenses for the three-month periods ended June 30, 2006 and June 30, 2005 were approximately $3,749,000 and $3,358,000, respectively, an increase of $391,000 or 12%.

Research and development expenses for the three-month periods ended June 30, 2006 and June 30, 2005 were approximately $1,215,000 and $1,189,000, respectively, an increase of $26,000 or 2%. During the three-month period ended June 30, 2006, this increase is largely attributable to an increase in personnel expenses of $80,000, stock option expense of $52,000 and occupancy expenses of $10,000 off-set by a $34,000 decrease in external research and material expenses and a $22,000 decrease in clinical trial costs. Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given period of time.

Selling, general and administrative expenses for the three-month periods ended June 30, 2006 and June 30, 2005 were approximately $1,541,000 and $1,195,000 respectively, an increase of $346,000 or 29%. This increase is attributable to an increase in professional fees of $86,000, stock option expense of $190,000 and increased personnel expenses of $130,000 off set by a decrease in legal expenses of $68,000 during the three-month period ended June 30, 2006.

Cost of product revenue for the three-month periods ended June 30, 2006 and June 30, 2005 were approximately $993,000 and $973,000, respectively, an increase of $20,000 or 2%. This increase in cost of product revenue primarily reflects increased personnel costs of $119,000 and increased depreciation of $26,000 partially offset by the decrease in license fees on the SecreFlo® product of $26,000 and decreased material costs of $102,000 in the period ended June 30, 2006.

Interest income

Interest income for the three-month periods ended June 30, 2006 and June 30, 2005 was approximately $225,000 and $136,000 respectively. The increase in the three months ended June 30, 2006 is a result of increased interest rates.

Other income

During the three-month period ended June 30, 2005, Repligen entered into a Settlement Agreement with ChiRhoClin, Inc., in full settlement of their arbitration proceedings. Under terms of the Agreement, Repligen was not required to pay approximately $1,169,000 of previously accrued but unremitted royalties to ChiRhoClin related to SecreFlo® sales from February 2004 to March 2005. This amount, which was accrued at March 31, 2005, was reversed at the time of settlement and is recorded as other income in the three months ended June 30, 2005.

Liquidity and capital resources

We have financed our operations primarily through sales of equity securities and revenues derived from product sales and grant and research agreements. Our revenue for the foreseeable future will be primarily limited to our product revenue related to Protein A and SecreFlo®. However, after the depletion of all supplies of Secreflo® provided by ChiRhoClin, including those to be delivered under the Agreement, the Company will cease marketing and selling a secretin product supplied by ChiRhoClin. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates will generate revenue and cash flows. Total cash and marketable securities at June 30, 2006 totaled $22,517,000, a decrease of $891,000 from $23,408,000 at March 31, 2006.

Operating activities

Our operating activities used cash of approximately $305,000 for the three-month period ended June 30, 2006. Cash from operating activities consisted of net income of approximately $101,000, which includes non-cash charges of approximately $125,000 for depreciation and amortization and $249,000 in stock based compensation expense, and a decrease in inventories of $225,000. These sources of cash were offset by an increase in accounts receivable of $515,000 due to timing of shipments in the quarter, an increase in prepaid expenses of $109,000, due to prepayments to various clinical trial sites, and a decrease in accounts payable of approximately $267,000 due to spending associated with the expansion of our manufacturing facility.

Investing activities

Our cash was reduced by capital expenditures of $585,000 for the three-month period ended June 30, 2006. Our investing activities provided cash of approximately $804,000 primarily from redemptions of marketable securities. We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines.

Working capital increased to $21,847,000 at June 30, 2006 from $18,575,000 at March 31, 2006 primarily as a result of the change in classification for marketable securities which are now classified as short-term investments as they mature within twelve months of the period end date and the timing of shipments in the quarter resulting in an increased accounts receivable balance.

Our future capital requirements will depend on many factors, including the following:

•	the success of our clinical studies;

•	the scope of and progress made in our research and development activities;

•	our ability to acquire additional product candidates;

•	the success of any proposed financing efforts; and

•	the ability to sustain sales and profits of our commercial products.

Absent an acquisition of a product candidate, we believe our current cash and investment balances are adequate to meet our needs for at least the next twenty-four months. Our future capital requirements include, but are not limited to, continued investment in our research and development programs, capital expenditures primarily associated with purchases of equipment and continued investment in our intellectual property portfolio. We expect to incur approximately $500,000 of capital investment primarily to expand our Protein A manufacturing facility in the next six months.

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

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any debt arrangements that were not reflected in our balance sheet.

Commitments

As of June 30, 2006 we had the following fixed obligations and commitments:

		Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$2,280	$390	$820	$856	$214
Capital lease obligations (1)	155	40	84	31	—
Purchase obligations (2)	34	34	—	—	—
Contractual obligations (3)	851	179	335	239	98

Total	$3,320	$643	$1,239	$1,126	$312

(1)	The above amounts represent principal payments only, while principal and interest are payable through a fixed annual payment of approximately $52,000.
(2)	These amounts represent minimum commitments due under third-party manufacturing agreements and non-cancelable purchase orders.
(3)	These amounts include payments for license, supply and consulting agreements.

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q, as well as oral statements that may be made by Repligen or by officers, directors or employees of Repligen acting on its behalf, that are not historical facts constitute “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management’s strategy, litigation strategy, costs of legal proceedings, disputes with suppliers, plans and objectives for future operations, clinical trials and results, marketing plans, revenue potential of therapeutic product candidates, product research, intellectual property and development, manufacturing plans and performance, delays in manufacturing by us or our partners, timing of customer orders, the anticipated growth in our target markets, including, without limitation, the market for neuropsychiatric disorders treatment, the market for pancreatic disease treatment, the monoclonal antibody market and the process chromatography industry and projected growth in product sales, costs of operations, sufficiency of funds to meet management objectives and availability of financing and effects of accounting pronouncements constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements, including, without limitation, risks associated with: the success of current and future collaborative relationships, the success of our clinical trials and our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of current and future litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited sales and marketing experience and capabilities, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, our ability to compete with larger, better financed pharmaceutical and biotechnology companies that may develop new approaches to the treatment of our targeted diseases, our history of losses and expectation of incurring continued losses, our ability to generate future revenues, our ability to raise additional capital to continue our drug development programs, our volatile stock price, and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled “Certain Factors That May Affect Future Results” in our Annual Report on Form 10-K for the year ended March 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We have investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate $70,000 decrease in the fair value of our investments as of June 30, 2006. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Imclone

In July 2006, Repligen reported that the United States District Court for the District of Massachusetts issued a Summary Judgment ruling in favor of Repligen and The Massachusetts Institute of Technology (“MIT”) and rejected ImClone Systems Incorporated’s (“Imclone”) defense of patent exhaustion in the ongoing patent infringement lawsuit over the production of Erbitux®. In their complaint, Repligen and MIT allege that ImClone’s production of Erbitux® infringes U.S. patent 4,663,281 which covers certain genetic elements that increase protein production in a mammalian cell. This patent is assigned to MIT and exclusively licensed to Repligen.

ImClone had previously reported that it produced approximately $1 billion worth of Erbitux® prior to the expiration of the patent-in-suit in 2004 and that Bristol-Myers Squibb, ImClone’s commercial partner, has paid ImClone $900 million in up-front and milestone payments as well as a 39% royalty on the net sales of Erbitux® in the United States.

Repligen and MIT allege that the cell line that ImClone uses to produce Erbitux® employs key technology that is claimed in the patent-in-suit. Repligen and MIT also allege that the cell line was created under contract for the National Cancer Institute (“NCI”) by a predecessor to Repligen and subsequently transferred from the NCI to ImClone for use in research and development only. In its ruling, the Court found that neither the transfer to the NCI by Repligen’s predecessor nor the subsequent transfer to ImClone by the NCI exhausted the proprietary rights of Repligen and MIT. The Court’s ruling has eliminated these arguments as a potential defense for ImClone at trial. Repligen and MIT intend to seek damages adequate to compensate Repligen and MIT for ImClone’s unlicensed use of the patented technology and a multiplier of any such damage award based on ImClone’s willful infringement.

For more information on this litigation or other litigation to which we are a party, please see our Annual Report on Form 10K.

From time to time, we may be subject to legal proceedings and claims, other than those described in the Company’s Annual Report on Form 10-K for the period ended March 31, 2006, in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or results of operations.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: August 9, 2006	By:	/s/ Walter C. Herlihy
Chief Executive Officer and President
(Principal Executive Officer)
Repligen Corporation

Date: August 9, 2006	By:	/s/ Daniel W. Muehl
Chief Financial Officer
(Principal Financial and Accounting Officer)
Repligen Corporation

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
3.1	Restated Certificate of Incorporation, dated November 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith