Form 10-Q
period 2006-09-30
REPLIGEN CORP
filed 2006-11-06
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 3rd, 2006.

Common Stock, par value $.01 per share	30,395,635
Class	Number of Shares

REPLIGEN CORPORATION

INDEX

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited) Balance Sheets as of September 30, 2006 and March 31, 2006	3

	Statements of Operations for the Three and Six Month Periods Ended September 30, 2006 and 2005	4

	Statements of Cash Flows for the Six Months Ended September 30, 2006 and 2005	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors
	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	None

Item 3.	Defaults Upon Senior Securities
	None

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information
	None

Item 6.	Exhibits	20

Signatures		22

Exhibit Index		23

REPLIGEN CORPORATION

BALANCE SHEETS

(Unaudited)

	September 30, 2006	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$5,479,296	$5,428,477
Marketable securities	15,083,456	13,447,600
Accounts receivable, less reserve of $10,000	1,200,608	593,725
Inventories	968,746	1,465,592
Prepaid expenses and other current assets	420,166	575,038

Total current assets	23,152,272	21,510,432

Property, plant and equipment, at cost:
Leasehold improvements	3,203,281	2,475,169
Equipment	2,189,663	1,769,367
Furniture and fixtures	203,211	186,874

	5,596,155	4,431,410
Less-accumulated depreciation and amortization	(2,326,451)	(2,074,049)

	3,269,704	2,357,361
Long-term marketable securities	1,470,854	4,531,548
Restricted cash	200,000	200,000

Total assets	$28,092,830	$28,599,341

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$859,618	$1,066,445
Accrued liabilities	1,807,477	1,869,349

Total current liabilities	2,667,095	2,935,794

Long-term liabilities	232,481	230,518

Total liabilities	2,899,576	3,166,312

Commitments and Contingencies

Stockholders’ equity:

Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $.01 par value, 40,000,000 shares authorized, 30,395,635 shares issued and outstanding at September 30, 2006 and 30,377,635 shares at March 31, 2006, respectively	303,956	303,776
Additional paid-in capital	182,445,954	181,985,274
Deferred compensation	—	(61,950)
Accumulated deficit	(157,556,656)	(156,794,071)

Total stockholders’ equity	25,193,254	25,433,029

Total liabilities and stockholders’ equity	$28,092,830	$28,599,341

See accompanying notes

REPLIGEN CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Revenue:
Product revenue	$2,679,576	$2,715,307	$6,043,474	$6,728,371
Other revenue	185,244	84,417	449,514	310,000

Total revenue	2,864,820	2,799,724	6,492,988	7,038,371

Operating expenses: (1)
Cost of product revenue	914,955	872,184	1,907,971	1,845,579
Research and development	1,583,058	1,324,649	2,797,640	2,514,124
Selling, general and administrative	1,462,854	1,282,655	3,004,416	2,478,151

Total operating expenses	3,960,867	3,479,488	7,710,027	6,837,854

Income (loss) from operations	(1,096,047)	(679,764)	(1,217,039)	200,517

Investment income	235,739	212,256	460,475	348,693

Interest expense	(3,011)	—	(6,021)	—

Other income	—	—	—	1,169,608

Net income (loss)	$(863,319)	$(467,508)	$(762,585)	$1,718,818

Basic and diluted earnings (loss) per share:	$(0.03)	$(0.02)	$(0.03)	$0.06

Weighted average shares outstanding:
Basic	30,364,250	30,098,391	30,360,943	30,096,413

Diluted	30,364,250	30,098,391	30,360,943	30,607,003

(1) Includes non-cash stock-based compensation as follows:
Cost of product revenue	$6,589	$—	$12,561	$—
Research and development	58,628	—	110,823	—
Selling, general and administrative	190,260	—	380,626	—

Total	$255,477	$—	$504,010	$—

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended September 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income:	$(762,585)	$1,718,818
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	252,402	183,787
Stock-based compensation expense	504,010	—
Changes in assets and liabilities:
Accounts receivable	(606,883)	(286,216)
Inventories	496,846	16,303
Prepaid expenses and other current assets	146,927	285,259
Accounts payable	(206,827)	(66,021)
Accrued liabilities	(89,564)	(366,859)
Long-term liabilities	(107,160)	840

Net cash (used in) provided by operating activities	(372,834)	1,485,911

Cash flows from investing activities:
Purchases of marketable securities	(7,042,217)	(8,828,747)
Redemptions of marketable securities	8,475,000	10,258,000
Purchases of property, plant and equipment	(1,023,876)	(243,739)

Net cash provided by investing activities	408,907	1,185,514

Cash flows from financing activities:
Exercise of stock options	18,800	29,349
Principal payments under capital lease obligation	(4,054)	(3,724)

Net cash provided by financing activities	14,746	25,625

Net increase in cash and cash equivalents	50,819	2,697,050
Cash and cash equivalents, beginning of period	5,428,477	3,216,681

Cash and cash equivalents, end of period	$5,479,296	$5,913,731

Supplemental disclosure of noncash activities:

Non-cash purchase of equipment	$140,869	$170,550

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

Certain reclassifications of prior period data have been made to conform to the current reporting period. A reclassification on the Statement of Cash Flows of $233,000 was made from investing activities to operating activities on September 30, 2005 due to a reclassification made in the classification of interest receivables on the balance sheet as of March 31, 2005 on the Form 10K Balance Sheet dated March 31, 2006.

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

During the three month period ended September 30, 2006, we recognized approximately $149,000 in revenue from a sponsored research and development project under an agreement with the Stanley Medical Research Institute. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred. Additionally, during the three month period ended September 30, 2006, the Company earned and recognized approximately $36,000 in royalty revenue from ChiRhoClin, Inc. Please see footnote 11 for a summary of the royalty arrangement with ChiRhoClin, Inc.

3.	Earnings (Loss) Per Share

We follow the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 128, “Presenting Earnings Per Share,” (“SFAS No. 128”). Basic earnings per share for the three and six month periods ended September 30, 2006 and 2005 were computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method in accordance with SFAS No. 128. Dilutive potential common shares include outstanding stock options.

Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Weighted average common shares	30,364,250	30,098,391	30,360,943	30,096,413
Dilutive common stock options	—	—	—	510,590

Weighted average common share, assuming dilution	30,364,250	30,098,391	30,360,943	30,607,003

For the three and six month periods ended September 30, 2006 options to purchase 2,518,650 shares of our common stock were excluded from the calculation of diluted earnings per share because the the Company incurred a net loss and they would be anti-dilutive.

For the three month period ended September 30, 2005 options to purchase 2,475,100 at a weighted exercise price of $2.92 were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares. For the six month period ended September 30, 2005 options to purchase 1,194,100 shares at a weighted average exercise price of $4.42 per share were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares.

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

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized in the statement of operations for the six months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted, modified or settled subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

For the three and six months ended September 30, 2006, the Company recorded stock-based compensation expense of approximately $255,000 and $504,000 for stock options granted under the Amended and Restated 2001 Repligen Corporation Stock Plan. Basic and diluted earnings per share amounts for the three and six months ended September 30, 2006 were decreased by $0.01 and $0.02, respectively, as a result of the adoption of SFAS No. 123R.

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

The Plans allow for the granting of incentive and nonqualified options and restricted stock and other equity awards to purchase shares of Common Stock. Historically, incentive options granted to employees under the Plans generally vested over a four to five-year period, with 20%-25% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s Common Stock on the date of grant. At September 30, 2006, options to purchase 1,540,150 shares were outstanding under the Amended and Restated 2001 Repligen Corporation Plan and 978,500 were outstanding under the 1992 Repligen Corporation Stock Option Plan. At September 30, 2006, 286,209 shares were available for future grant under the Amended and Restated 2001 Repligen Corporation Stock Plan.

The Company uses the Black-Scholes option pricing model to calculate the fair value on the grant date of stock-based compensation for stock options granted under the Plans. The fair values of stock options granted during the three months ended September 30, 2006 and 2005 were calculated using the following estimated weighted- average assumptions:

	2006	2005
Expected term (years)	6.5	7
Volatility	82.55%-91.86%	93.8%
Risk-free interest rate	4.74%-5.07%	4.06%
Expected dividend yield	—	—

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

Expected volatility - The expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of options granted. The Company determines the expected volatility solely based upon the historical volatility of the Company’s Common Stock over a period commensurate with the option’s expected term. The Company does not believe that the future volatility of its Common Stock over an option’s expected term is likely to differ significantly from the past.

Risk-free interest rate - The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

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

Prior to April 1, 2006, the Company applied the pro forma disclosure requirements under SFAS No. 123 and accounted for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations. Accordingly, no stock-based employee compensation cost was recognized in the statement of operations for the three and six month periods ended September 30, 2005, as all stock options granted under the Plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Plans for the three and six months ended September 30, 2005. Since stock-based compensation expense for the three and six months ended September 30, 2006 was calculated under the provisions of SFAS No. 123R, there is no disclosure of pro forma net income and net income per share for that period. For purposes of the pro forma disclosure for the three and six months ended September 30, 2005 set forth in the table below, the value of the options is estimated using a Black-Scholes option pricing model and amortized on a straight-line basis to expense over the options’ vesting periods.

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net (loss) income as reported	$(467,508)	$1,718,818
Deduct: Stock-based employee compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	$(180,988)	$(352,964)

Pro forma net (loss) income	$(648,496)	$1,365,854

Basic and diluted net income per common share, as reported	$(0.02)	$0.06

Basic and diluted net income per common share, as pro forma	$(0.02)	$0.05

Information regarding option activity for the six months ended September 30, 2006 under the Plans is summarized below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousand)
Options outstanding at April 1, 2006	2,403	$3.17
Granted	199	2.98
Exercised	(18)	1.04
Forfeited/Cancelled	(65)	2.11

Options outstanding at September 30, 2006	2,519	$3.20	5.81	$2,109

Options exercisable at September 30, 2006	1,638	$3.13	4.28	$1,693

Vested and expected to vest at September 30, 2006 (1)	2,439	$2.59	5.70	$2,058

(1)	This represents the number of vested options as of September 30, 2006 plus the number of unvested options expected to vest as of September 30, 2006 based on the unvested outstanding options at September 30, 2006 adjusted for the estimated forfeiture rate of 8% for awards granted to non-director level employees and 3% for awards granted to director level employee as described previously in Note 4.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the Common Stock on September 30, 2006 of $3.40 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 30, 2006.

The weighted average grant date fair value of options granted during the six months ended September 30, 2006 was $2.34. The total fair value of stock options that vested during the three months ended September 30, 2006 and 2005 was approximately $296,000 and $184,000, respectively.

During the three months ended September 30, 2006 and 2005, the total intrinsic value of options exercised was $39,340 and $22,100, respectively. The total amount of cash received from exercise of these options during the three months ended September 30, 2006 and 2005 was $18,800 and $13,700, respectively.

As of September 30, 2006, there was $1,958,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.26 years. The Company expects approximately 801,000 in unvested options to vest over the next five years.

The range of exercise prices for options outstanding and exercisable as of September 30, 2006 are as follows:

Outstanding as of 9/30/2006				Exercisable as of 9/30/2006
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise price	Number of Shares	Weighted Average Exercise price
$0.00 - $1.24	37,000	1.88	$0.74	37,000	$0.74
$1.25 - $2.49	963,000	3.95	1.63	778,700	1.58
$2.50 - $3.73	861,150	7.09	3.04	478,100	3.03
$3.74 - $4.98	242,500	9.28	4.19	5,700	4.41
$4.99 - $6.22	196,000	6.48	5.53	119,999	5.54
$6.23 - $7.47	5,000	3.97	7.19	5,000	7.19
$7.48 - $8.56	214,000	5.19	7.93	214,000	7.93

	2,518,650	5.81	$3.20	1,638,499	$3.13

5.	Cash, Cash Equivalents and Marketable Securities

We follow the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At September 30, 2006, our investments included short-term marketable securities, the majority of which are classified as held-to-maturity investments as we have the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year.

At September 30, 2006, marketable securities also include investment grade auction rate securities, which provide higher yields than money market and other cash equivalent investments. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold, which creates a highly liquid market for these securities. We do not intend to hold these securities to maturity, but rather to use the securities to provide liquidity as necessary. Auction rate securities are classified as available-for-sale and reported at fair value. Due to the reset feature and their carrying value equaling their fair value, there are no gross unrealized gains or losses from these short-term investments.

Cash, cash equivalents and marketable securities consist of the following:

	September 30, 2006	March 31, 2006
Cash and cash equivalents	$5,479,296	$5,428,477

Marketable securities:
U.S. Government and agency securities	$5,649,147	$8,048,129
Auction rate securities	775,000	1,075,000
Corporate and other debt securities	8,659,309	4,324,471

(Average remaining maturity, 5 months at September 30, 2006, assumes auction rate maturity set at date of next auction)	$15,083,456	$13,447,600

Long-term marketable securities:
U.S. Government and agency securities	$500,000	$1,900,000
Corporate and other debt securities	970,854	2,631,548

(Average remaining maturity, 16 months at September 30, 2006)	$1,470,854	$4,531,548

Restricted cash of $200,000 is related to our facility lease obligation.

6.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories at September 30, 2006 and March 31, 2006 consist of the following:

	September 30, 2006	March 31, 2006
Raw materials	$454,734	$600,948
Work -in -process	301,698	596,386
Finished goods	212,314	268,258

Total	$968,746	$1,465,592

7.	Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30, 2006	As of March 31, 2006
Payroll & payroll related costs	$379,345	$474,923
Research & development costs	545,725	436,016
Professional and consulting costs	365,566	320,694
Other accrued expenses	135,322	62,767
Unearned revenue	4,507	38,599
Other current liabilities	377,002	536,350

Total	$1,807,477	$1,869,349

8.	Comprehensive Income/Loss

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

The following table represents percentage of total revenue classified by geographic area:

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Europe	57%	58%	63%	55%

US	42%	40%	36%	44%
Other	1%	2%	1%	1%

Total	100%	100%	100%	100%

During the three months ended September 30, 2006 there were 2 customers who accounted for approximately 55% and 13% of product revenues, respectively. During the three months ended September 30, 2005 there were two customers who accounted for approximately 53% and 15% of product revenues, respectively. At September 30, 2006, one customer accounted for 62% of our accounts receivable. At March 31, 2006, four customers accounted for 25%, 25%, 13% and 11% of accounts receivable, respectively.

10.	New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not completed its evaluation of the Interpretation, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

In September 2006, FASB issued Statement No. 157, “Accounting for Fair Value Measurements” ( “SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We do not expect adoption of this standard to have a material impact on our consolidated financial statements.

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

On May 9, 2005, Repligen entered into a Settlement Agreement (the “Agreement”) with ChiRhoClin, Inc., in full settlement of the arbitration proceedings described above. Under the terms of the Agreement, Repligen received a payment of $750,000 and is entitled to continue to market SecreFlo®, for the next few years under a royalty structure more favorable to Repligen than under the Licensing Agreement. ChiRhoClin is obligated to deliver a certain amount of SecreFlo®, to Repligen over the next few years. This payment was recorded as “Accrued Liabilities” and has a balance of approximately $338,000 as of September 30, 2006. The adoption by the Company of Emerging Issues Task Force (“EITF”) Issue No. 20-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) has resulted in the reduction of cost of goods sold as future inventory purchased from ChiRhoClin is sold. After depletion of all supplies of SecreFlo® provided by ChiRhoClin, including those to be delivered under the Agreement, Repligen will cease marketing and selling a secretin product supplied by ChiRhoClin. ChiRhoClin will pay Repligen a per unit royalty on all sales by ChiRhoClin of its secretin products subject to certain time and/or volume limits. Repligen was not required to pay approximately $1,169,000 of unremitted royalties to ChiRhoClin related to sales from February 2004 to March 2005. This amount which was accrued at March 31, 2005 was recorded as other income in the quarter ended June 30, 2005. Repligen has received security for ChiRhoClin’s performance under the Agreement.

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

During the three month period ended September 30, 2006, we recognized non-product revenues from sponsored research and development projects under an agreement with the Stanley Medical Research Institute. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred. Research expenses in the accompanying statements of operations include funded and unfunded expenses. Additionally, during the three and six-month periods ended September 30, 2006, the Company earned approximately $36,000 and $81,000, respectively, in royalty revenue pursuant to a settlement agreement with ChiRhoClin, Inc., discussed further in “Cost of Product Revenue,” below. This amount is included in Other Revenue in the accompanying Statement of Operations.

Inventory

We value inventory at cost or, if lower, fair market value. We determine cost using the first-in, first-out method. We regularly review our inventories and record a provision for excess and obsolete inventory based on certain factors that may impact the realizable value of our inventory. Factors we consider include expected sales volume, production capacity and expiration dates. We write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements to cost of product revenue.

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

Cost of Product Revenue

During the three-month period ended June 30, 2005, Repligen entered into a Settlement Agreement (the “Agreement”) with ChiRhoClin, Inc., (“CRC”) in full settlement of their arbitration proceedings. Under the terms of the Agreement, Repligen received a payment of $750,000 and is entitled to continue to market SecreFlo® for the next few years. The balance of the settlement payment of approximately $338,000 is recorded in “Accrued Liabilities” as of September 30, 2006. CRC also agreed to continue to supply additional product to the Company. The Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) addresses the accounting and income statement classification for consideration given by a vendor to a customer in connection with the sale of the vendor’s products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs.

Stock-Based Compensation

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95,” or SFAS No. 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized in the statement of operations for the six months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted, modified or settled subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

Effective with the adoption of SFAS No. 123R, we have elected to use the Black-Scholes option pricing model to calculate the fair value of share-based awards on the grant date.

The expected term of options granted represents the period of time for which the options are expected to be outstanding and is derived from our historical stock option exercise experience and option expiration data. For option grants made subsequent to the adoption of SFAS No. 123R, the expected life of stock options granted is based on the simplified method allowable under SAB No. 107. Accordingly, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. In addition, for purposes of estimating the expected term, we have aggregated all individual option awards into one group as we do not expect substantial differences in exercise behavior among its employees. The expected volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of options granted. We determined the expected volatility solely based upon the historical volatility of our Common Stock over a period commensurate with the option’s expected term. We do not believe that the future volatility of our Common Stock over an option’s expected term is likely to differ significantly from the past. The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date. We have never declared or paid any cash dividends on any of our capital stock and do not expect to do so in the foreseeable future. Accordingly, we use an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

We recognize compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures.

Forfeitures represent only the unvested portion of a surrendered option. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123R, we accounted for forfeitures upon occurrence as permitted under SFAS No. 123. Based on an analysis of historical data, we have calculated an 8% annual forfeiture rate for non-director level employees, a 3% annual forfeiture rate for director- level employees, and a 0% forfeiture rate for non-employee members of the Board of Directors, which we believe is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Prior to April 1, 2006, we applied the pro forma disclosure requirements under SFAS No. 123 and accounted for our stock-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations. Accordingly, no stock-based employee compensation cost was recognized in the statement of operations for the three and six month periods ended September 30, 2005, as all stock options granted under the Plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

For the three and six months ended September 30, 2006, we recorded stock-based compensation expense of approximately $255,000 and $504,000 for stock options granted under the Amended and Restated 2001 Repligen Corporation Stock Plan. Basic and diluted earnings per share amounts for the three and six months ended September 30, 2006 were decreased by $0.01 and $0.02, respectively, as a result of the adoption of SFAS No. 123R.

As of September 30, 2006, there was $1,958,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.26 years. The Company expects approximately 801,000 in unvested options to vest over the next five years.

Results of Operations

Three months ended September 30, 2006 vs. September 30, 2005

Total revenue

Total revenue for the three-month periods ended September 30, 2006 and September 30, 2005 were approximately $2,865,000 and $2,800,000 respectively, an increase of $65,000 or 2%. During the three-month period ended September 30, 2006, a decrease in the volume of Protein A sales accounted for the majority of the decrease as they decreased to $2,230,000 from $2,278,000 during the same period in the prior fiscal year. Our product revenues are subject to significant quarterly fluctuations based on the timing of large-scale production orders of Protein A.

During the three-month periods ended September 30, 2006 and September 30, 2005 we recognized $149,000 and $84,000, respectively, of revenue from a sponsored research and development project under an agreement with the Stanley Medical Research Institute. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred. Additionally, during the three-month period ended September 30, 2006, we earned and recognized approximately $36,000 in royalty revenue from ChiRhoClin, Inc.

Operating expenses

Total operating expenses for the three-month periods ended September 30, 2006 and September 30, 2005 were approximately $3,961,000 and $3,480,000, respectively, an increase of $481,000 or 14%.

Cost of product revenue for the three-month periods ended September 30, 2006 and September 30, 2005 were approximately $915,000 and $872,000, respectively, an increase of $43,000 or 5%. This increase in cost of product revenue primarily reflects increased personnel costs of $60,000, increased consulting costs of $56,000 and increased depreciation of $26,000 partially offset by the decrease in license fees on the SecreFlo® product of $14,000, decreased material costs of $36,000 and decreased obsolete materials expenses of $42,000 in the period ended September 30, 2006.

Research and development expenses for the three-month periods ended September 30, 2006 and September 30, 2005 were approximately $1,583,000 and $1,325,000, respectively, an increase of $258,000 or 19%. During the three-month period ended September 30, 2006, this increase is largely attributable to an increase in clinical trial expenses of $391,000 and stock option expense of $59,000 off-set by a $202,000 decrease in clinical material expenses. Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given period of time.

Selling, general and administrative expenses for the three-month periods ended September 30, 2006 and September 30, 2005 were approximately $1,463,000 and $1,283,000 respectively, an increase of $180,000 or 14%. This increase is attributable to an increase in professional fees of $124,000, stock option expenses of $190,000 and increased personnel expenses of $114,000 off set by a decrease in legal expenses of $229,000 during the three-month period ended September 30, 2006.

Interest income

Interest income for the three-month periods ended September 30, 2006 and September 30, 2005 was approximately $236,000 and $212,000 respectively. The increase in the three months ended September 30, 2006 is a result of increased interest rates.

Six months ended September 30, 2006 vs. September 30, 2005

Total revenue

Total revenue for the six-month periods ended September 30, 2006 and September 30, 2005 were approximately $6,493,000 and $7,038,000 respectively, a decrease of $545,000 or 8%. During the six-month period ended September 30, 2006, a decrease in the volume of Protein A sales accounted for the majority of the decrease as they decreased to $5,171,000 from $5,757,000 during the same period in the prior fiscal year. Our product revenues are subject to significant quarterly fluctuations based on the timing of large-scale production orders of Protein A.

During the six-month periods ended September 30, 2006 and September 30, 2005 we recognized $369,000 and $310,000, respectively, of revenue from a sponsored research and development project under an agreement with the Stanley Medical Research Institute. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred. Additionally, during the six-month period ended September 30, 2006, we earned and recognized approximately $81,000 in royalty revenue from ChiRhoClin, Inc.

Operating expenses

Total operating expenses for the six-month periods ended September 30, 2006 and September 30, 2005 were approximately $7,710,000 and $6,838,000, respectively, an increase of $872,000 or 13%.

Cost of product revenue for the six-month periods ended September 30, 2006 and September 30, 2005 were approximately $1,908,000 and $1,846,000, respectively, an increase of $62,000 or 3%. This increase in cost of product revenue primarily reflects increased personnel costs of $139,000, an increase in consulting fees of $97,000 and increased depreciation of $52,000 partially offset by the decrease in license fees on the SecreFlo® product of $40,000, decreased manufacturing services of $45,000 and decreased material costs of $137,000 in the period ended September 30, 2006.

Research and development expenses for the six-month periods ended September 30, 2006 and September 30, 2005 were approximately $2,798,000 and $2,514,000, respectively, an increase of $284,000 or 11%. During the six-month period ended September 30, 2006, this increase is largely attributable to an increase in personnel expenses of $67,000, stock option expense of $111,000 and clinical trial expenses of $370,000 off-set by a $222,000 decrease in external research and material expenses. Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given period of time.

Selling, general and administrative expenses for the six-month periods ended September 30, 2006 and September 30, 2005 were approximately $3,004,000 and $2,478,000 respectively, an increase of $526,000 or 21%. This increase is attributable to an increase in professional fees of $222,000, stock option expense of $381,000 and increased personnel expenses of $244,000 off set by a decrease in legal expenses of $297,000 during the six-month period ended September 30, 2006.

Interest income

Interest income for the six-month periods ended September 30, 2006 and September 30, 2005 was approximately $460,000 and $349,000 respectively. The increase in the six months ended September 30, 2006 is a result of increased interest rates.

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

Liquidity and capital resources

We have financed our operations primarily through sales of equity securities and revenues derived from product sales and grant and research agreements. Our revenue for the foreseeable future will be primarily limited to our product revenue related to Protein A and SecreFlo®. However, after the depletion of all supplies of Secreflo® provided by ChiRhoClin, including those to be delivered under the Agreement, the Company will cease marketing and selling a secretin product supplied by ChiRhoClin. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates will generate revenue and cash flows. Total cash and marketable securities at September 30, 2006 totaled $22,034,000, a decrease of $1,374,000 from $23,408,000 at March 31, 2006.

Operating activities

Our operating activities used cash of approximately $373,000 for the six-month period ended September 30, 2006. Cash uses from operating activities consisted of a net loss of approximately $763,000, which includes non-cash charges of approximately $252,000 for depreciation and amortization and $504,000 in stock based compensation expense. The primary reasons our operating loss is higher than cash receipts for the six-month period ended September 30, 2006, are spending associated with the expansion of our manufacturing facility and spending associated with our clinical trials. In addition the timing of shipments in the quarter resulted in an increased accounts receivable balance at period end.

Investing activities

Our cash was reduced by capital expenditures of $1,024,000 for the six-month period ended September 30, 2006. Our investing activities provided cash of approximately $1,433,000 primarily from redemptions of marketable securities. We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines.

Working capital increased to $20,485,000 at September 30, 2006 from $18,575,000 at March 31, 2006 primarily as a result of the change in classification for marketable securities which are now classified as short-term investments as they mature within twelve months of the period end date and the timing of shipments in the quarter resulting in an increased accounts receivable balance.

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

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements

Commitments

As of September 30, 2006 we had the following fixed obligations and commitments:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$2,184	$395	$826	$856	$107
Capital lease obligations (1)	145	30	84	31	—
Purchase obligations (2)	34	34	—	—	—
Contractual obligations (3)	739	121	281	239	98

Total	$3,102	$580	$1,191	$1,126	$205

(1)	The above amounts represent principal payments only, while principal and interest are payable through a fixed annual payment of approximately $52,000.
(2)	These amounts represent minimum commitments due under third-party manufacturing agreements and non-cancelable purchase orders.
(3)	These amounts include payments for license, supply and consulting agreements.

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate $69,000 decrease in the fair value of our investments as of September 30, 2006. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

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

From time to time, we may be subject to legal proceedings and claims, other than those described in the Company’s Annual Report on Form 10-K for the period ended March 31, 2006 and the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on September 15, 2006. At the Annual Meeting, the stockholders of the Company considered and acted upon a proposal to elect a Board of Directors for the ensuing year.

Proposal 1. Election of Directors:

The stockholders elected all of the Company’s nominees for directors.

Directors	Shares Voting In Favor	Withhold
Karen Dawes*	26,672,171	597,793

Walter C. Herlihy, Ph.D.*	26,498,134	771,830

Robert J. Hennessey*	26,318,041	951,923

Alexander Rich, M.D.*	26,110,090	1,159,874

Tom F. Ryan, Jr. *	26,553,892	716,072

Paul Schimmel, Ph.D.*	26,112,967	1,156,997

*	Incumbent

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

Exhibit Number	Document Description
31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: November 6, 2006	By:	/s/ Walter C. Herlihy
Chief Executive Officer and President
(Principal Executive Officer)
Repligen Corporation

Date: November 6, 2006	By:	/s/ Daniel W. Muehl
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