Form 10-Q
period 2006-12-31
REPLIGEN CORP
filed 2007-02-08
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 7, 2007.

Common Stock, par value $.01 per share	30,385,635
Class	Number of Shares

REPLIGEN CORPORATION

INDEX

		PAGE
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited) Balance Sheets as of December 31, 2006 and March 31, 2006	3

	Statements of Operations for the Three and Nine Month Periods Ended December 31, 2006 and 2005	4

	Statements of Cash Flows for the Nine Months Ended December 31, 2006 and 2005	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors

	None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	None

Item 3.	Defaults Upon Senior Securities

	None

Item 4.	Submission of Matters to a Vote of Security Holders

	None

Item 5.	Other Information

	None

Item 6.	Exhibits	20

Signatures		21

Exhibit Index		22

REPLIGEN CORPORATION

BALANCE SHEETS

(Unaudited)

	December 31, 2006	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$5,288,248	$5,428,477
Marketable securities	14,204,039	13,447,600
Accounts receivable, less reserve of $ 10,000	1,977,608	593,725
Inventories	1,089,600	1,465,592
Prepaid expenses and other current assets	518,150	575,038

Total current assets	23,077,645	21,510,432

Property, plant and equipment, at cost:
Leasehold improvements	3,204,195	2,475,169
Equipment	2,231,788	1,769,367
Furniture and fixtures	205,806	186,874

	5,641,789	4,431,410
Less-accumulated depreciation and amortization	(2,458,984)	(2,074,049)

	3,182,805	2,357,361
Long-term marketable securities	2,431,797	4,531,548
Restricted cash	200,000	200,000

Total assets	$28,892,247	$28,599,341

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$486,485	$1,066,445
Accrued liabilities	2,896,119	1,869,349

Total current liabilities	3,382,604	2,935,794

Long-term liabilities	199,454	230,518

Total liabilities	3,582,058	3,166,312

Commitments and Contingencies

Stockholders’ equity:

Preferred stock, $ .01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $ .01 par value, 40,000,000 shares authorized, 30,385,635 shares issued and outstanding at December 31, 2006 and 30,377,635 shares at March 31, 2006, respectively	303,856	303,776
Additional paid-in capital	182,582,698	181,985,274
Deferred compensation	—	(61,950)
Accumulated deficit	(157,576,365)	(156,794,071)

Total stockholders’ equity	25,310,189	25,433,029

Total liabilities and stockholders’ equity	$28,892,247	$28,599,341

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Revenue:
Product revenue	$3,633,683	$2,957,828	$9,677,157	$9,686,199
Other revenue	248,756	29,925	698,270	339,925

Total revenue	3,882,439	2,987,753	10,375,427	10,026,124

Operating expenses: (1)
Cost of product revenue	804,913	817,562	2,712,885	2,663,141
Research and development	1,674,584	1,235,740	4,472,224	3,749,863
Selling, general and administrative	1,659,931	1,340,691	4,664,347	3,818,842

Total operating expenses	4,139,428	3,393,993	11,849,456	10,231,846

Income (loss) from operations	(256,989)	(406,240)	(1,474,029)	(205,722)

Investment income	240,290	203,928	700,765	552,620

Interest expense	(3,010)	—	(9,030)	—

Other income	—	—	—	1,169,608

Net income (loss)	$(19,709)	$(202,312)	$(782,294)	$1,516,506

Basic and diluted earnings (loss) per share:	$—	$(0.01)	$(0.03)	$0.05

Weighted average shares outstanding:
Basic	30,375,635	30,105,380	30,365,840	30,099,402

Diluted	30,375,635	30,105,380	30,365,840	30,666,688

(1) Includes non-cash stock-based compensation as follows:
Cost of product revenue	$6,497	$—	$19,058	$—
Research and development	59,335	—	170,158	—
Selling, general and administrative	70,811	—	451,438	—

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended December 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income:	$(782,294)	$1,516,506
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	384,935	267,223
Stock-based compensation expense	640,654	—
Bad debt reserve		(5,000)
Changes in assets and liabilities:
Accounts receivable	(1,383,883)	(891,457)
Inventories	375,992	(733,985)
Prepaid expenses and other current assets	45,049	137,530
Accounts payable	(579,960)	(379,136)
Accrued liabilities	1,064,662	262,606
Long-term liabilities	(31,064)	1,194

Net cash (used in) provided by operating activities	(265,909)	175,481

Cash flows from investing activities:
Purchases of marketable securities	(10,194,849)	(9,218,663)
Redemptions of marketable securities	11,550,000	10,783,000
Purchases of property, plant and equipment	(1,210,379)	(558,283)

Net cash provided by investing activities	144,772	1,006,054

Cash flows from financing activities:
Exercise of stock options	18,800	53,821
Principal payments under capital lease obligation	(37,892)	(5,646)

Net cash provided by financing activities	(19,092)	48,175

Net increase (decrease) in cash and cash equivalents	(140,229)	1,229,710
Cash and cash equivalents, beginning of period	5,428,477	3,216,681

Cash and cash equivalents, end of period	$5,288,248	$4,446,391

Supplemental disclosure of noncash activities:
Non-cash purchase of equipment through capital lease obligation	$—	$170,550

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

During the three month period ended December 31, 2006, we recognized approximately $213,000 in revenue from a sponsored research and development project under an agreement with the Stanley Medical Research Institute. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred. Additionally, during the three month period ended December 31, 2006, the Company earned and recognized approximately $36,000 in royalty revenue from ChiRhoClin, Inc. Please see footnote 11 for a summary of the royalty arrangement with ChiRhoClin, Inc.

3.	Earnings (Loss) Per Share

We follow the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 128, “Presenting Earnings Per Share,” (“SFAS No. 128”). Basic earnings per share for the three and six month periods ended December 31, 2006 and 2005 were computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method in accordance with SFAS No. 128. Dilutive potential common shares include outstanding stock options.

Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Weighted average common shares	30,375,635	30,105,380	30,365,840	30,099,402
Dilutive common stock options	—	—	—	567,286

Weighted average common share, assuming dilution	30,375,635	30,105,380	30,365,840	30,666,688

For the three and nine month periods ended December 31, 2006 options to purchase 2,410,750 shares of our common stock at a weighted average exercise price of $3.16 were excluded from the calculation of diluted earnings per share because the Company incurred a net loss and they would be anti-dilutive.

For the three month period ended December 31, 2005, options to purchase 2,412,150 shares of our common stock, at a weighted average exercise price of $2.92 per share, were not included in the calculation of earnings per share because to do so would have been antidilutive. For the nine-month period ended December 31, 2005, options to purchase 962,950 shares, at a weighted average exercise price of $4.80 per share, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares.

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

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized in the statement of operations for the nine months ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted, modified or settled subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

For the three and nine months ended December 31, 2006, the Company recorded stock-based compensation expense of approximately $137,000 and $641,000 for stock options granted under the Amended and Restated 2001 Repligen Corporation Stock Plan. Basic and diluted earnings per share amounts for the three and nine months ended December 31, 2006 were decreased by $0.00 and $0.03 respectively as a result of the adoption of SFAS No. 123R.

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

The Plans allow for the granting of incentive and nonqualified options and restricted stock and other equity awards to purchase shares of Common Stock. Historically, incentive options granted to employees under the Plans generally vested over a four to five-year period, with 20%-25% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s Common Stock on the date of grant. At December 31, 2006, options to purchase 1,432,250 shares were outstanding under the Amended and Restated 2001 Repligen Corporation Plan and 978,500 were outstanding under the 1992 Repligen Corporation Stock Option Plan. At

December 31, 2006, 394,109 shares were available for future grant under the Amended and Restated 2001 Repligen Corporation Stock Plan.

The Company uses the Black-Scholes option pricing model to calculate the fair value on the grant date of stock-based compensation for stock options granted under the Plans. The fair values of stock options granted during the three and nine months ended December 31, 2006 and 2005 were calculated using the following estimated weighted- average assumptions:

	Three months ended		Nine months ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Expected term (years)	6.5	7	6.5	7
Volatility	78.65%	92.17%	78.65%-91.86	92.17%-94.41
Risk-free interest rate	4.44%	4.46%	4.44%-5.07%	3.83%-4.46%
Expected dividend yield	—	—	—	—

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

Prior to April 1, 2006, the Company applied the pro forma disclosure requirements under SFAS No. 123 and accounted for its stock-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations. Accordingly, no stock-based employee compensation cost was recognized in the statement of operations for the three and nine month periods ended December 31, 2005, as all stock options granted under the Plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Plans for the three and nine months ended December 31, 2005. Since stock-based compensation expense for the three and nine months ended December 31, 2006 was calculated under the provisions of SFAS No. 123R, there is no disclosure of pro forma net income and net income per share for that period. For purposes of the pro forma disclosure for the three and nine months ended December 31, 2005 set forth in the table below, the value of the options is estimated using a Black-Scholes option pricing model and amortized on a straight-line basis to expense over the options’ vesting periods.

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Net (loss) income as reported	$(202,312)	$1,516,506
Deduct: Stock-based employee conpensation cost that would have been included in the determination	$—	$—
of net loss as reported if the fair value method had been applied to all awards	$(189,005)	$(541,968)

Pro forma net (loss) income	$(391,317)	$974,538

Basic and diluted net income (loss) per common share, as reported	$(0.01)	$0.05

Basic and diluted net income (loss) per common share, as pro forma	$(0.01)	$0.03

Information regarding option activity for the nine months ended December 31, 2006 under the Plans is summarized below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousand)
Options outstanding at April 1, 2006	2,403	$3.17
Granted	204	2.98
Exercised	(18)	1.04
Forfeited/Cancelled	(178)	3.27

Options outstanding at December 31, 2006	2,411	$3.16	5.39	$1,230

Options exercisable at December 31, 2006	1,642	$3.13	4.01	$1,057

Vested and expected to vest at December 31, 2006 (1)	2,343	$2.56	5.30	$1,221

(1)	This represents the number of vested options as of December 31, 2006 plus the number of unvested options expected to vest as of December 31, 2006 based on the unvested outstanding options at December 31, 2006 adjusted for the estimated forfeiture rate of 8% for awards granted to non-director level employees and 3% for awards granted to director level employees as described previously in Note 4.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the Common Stock on December 29, 2006 of $2.81 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on December 29, 2006.

The weighted average grant date fair value of options granted during the nine months ended December 31, 2006 was $2.31. The total fair value of stock options that vested during the three months ended December 31, 2006 and 2005 was approximately $9,000 and $11,000, respectively.

As of December 31, 2006, there was $1,460,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.00 years. The Company expects approximately 701,000 in unvested options to vest over the next five years.

The range of exercise prices for options outstanding and exercisable as of December 31, 2006 are as follows:

Outstanding as of December 31, 2006				Exercisable as of December 31, 2006
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise price	Number of Shares	Weighted Average Exercise price
$0.00 - $1.24	37,000	1.63	$0.74	37,000	$0.74
$1.25 - $2.49	951,000	3.62	1.63	780,400	1.58
$2.50 - $3.73	865,250	6.84	3.04	478,100	3.03
$3.74 - $4.98	142,500	8.94	4.19	7,300	4.47
$4.99 - $6.22	196,000	6.23	5.53	119,999	5.54
$6.23 - $7.47	5,000	3.72	7.19	5,000	7.19
$7.48 - $8.56	214,000	4.94	7.93	214,000	7.93

	2,410,750	5.39	$3.16	1,641,799	$3.13

5.	Cash, Cash Equivalents and Marketable Securities

We follow the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2006, our investments included short-term marketable securities, the majority of which are classified as held-to-maturity investments as we have the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year.

At December 31, 2006, marketable securities also include investment grade auction rate securities, which provide higher yields than money market and other cash equivalent investments. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold, which creates a highly liquid market for these securities. We do not intend to hold these securities to maturity, but rather to use the securities to provide liquidity as necessary. Auction rate securities are classified as available-for-sale and reported at fair value. Due to the reset feature and their carrying value equaling their fair value, there are no gross unrealized gains or losses from these short-term investments.

Cash, cash equivalents and marketable securities consist of the following:

	December 31, 2006	March 31, 2006
Cash and cash equivalents	$5,288,248	$5,428,477

Marketable securities:
U.S. Government and agency securities	$3,449,656	$8,048,129
Auction rate securities	775,000	1,075,000
Corporate and other debt securities	9,979,383	4,324,471

(Average remaining maturity, 4 months at December 31, 2006, assumes auction rate maturity set at date of next auction)	$14,204,039	$13,447,600

Long-term marketable securities:
U.S. Government and agency securities	$959,388	$1,900,000
Corporate and other debt securities	1,472,409	2,631,548

(Average remaining maturity, 13 months at December 31, 2006)	$2,431,797	$4,531,548

Restricted cash of $200,000 is related to our facility lease obligation.

6.	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories at December 31, 2006 and March 31, 2006 consist of the following:

	December 31, 2006	March 31, 2006
Raw materials	$516,601	$600,948
Work -in -process	519,359	596,386
Finished goods	53,640	268,258

Total	$1,089,600	$1,465,592

7.	Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,	As of March 31,
	2006	2006
Payroll & payroll related costs	$497,386	$474,923
Research & development costs	809,820	436,016
Professional and consulting costs	671,303	320,694
Other accrued expenses	174,981	62,767
Unearned revenue	400,530	38,599
Other current liabilities	342,100	536,350

Total	$2,896,119	$1,869,349

8.	Comprehensive Income/Loss

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

The following table represents percentage of total revenue classified by geographic area:

	Three months ended December 31,		Nine months ended December 31,
	2006	2005	2006	2005
Europe	36%	53%	53%	54%
US	64%	46%	46%	45%
Other	0%	1%	1%	1%

Total	100%	100%	100%	100%

During the three months ended December 31, 2006 there were two customers who accounted for approximately 42% and 33% of product revenues, respectively. During the three months ended December 31, 2005 there were two customers who accounted for approximately 51% and 22% of product revenues, respectively. At December 31, 2006, two customers accounted for 43% and 37% of our accounts receivable. At March 31, 2006, four customers accounted for 25%, 25%, 13% and 11% of accounts receivable, respectively.

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

On May 9, 2005, Repligen entered into a Settlement Agreement (the “Agreement”) with ChiRhoClin, Inc., in full settlement of the arbitration proceedings described above. Under the terms of the Agreement, Repligen received a payment of $750,000 and is entitled to continue to market SecreFlo®, for the next couple of years under a royalty structure more favorable to Repligen than under the Licensing Agreement. ChiRhoClin is obligated to deliver a certain amount of SecreFlo® to Repligen over the next few years. This payment was recorded as “Accrued Liabilities” and has a balance of approximately $302,000 as of December 31, 2006. The adoption by the Company of Emerging Issues Task Force (“EITF”) Issue No. 20-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) has resulted in the reduction of cost of goods sold as future inventory purchased from ChiRhoClin is sold. After depletion of all supplies of SecreFlo® provided by ChiRhoClin, including those to be delivered under the Agreement, Repligen will cease marketing and selling a secretin product supplied by ChiRhoClin. ChiRhoClin will pay Repligen a per unit royalty on all sales by ChiRhoClin of its secretin products subject to certain time and/or volume limits. Repligen was not required to pay approximately $1,169,000 of unremitted royalties to ChiRhoClin related to sales from February 2004 to March 2005. This amount which was accrued at March 31, 2005 was recorded as other income in the quarter ended June 30, 2005. Repligen has received security for ChiRhoClin’s performance under the Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on the development of novel therapeutics for the treatment of diseases of the central nervous system. A number of drug development programs are currently being conducted to evaluate our naturally occurring drug candidates in diseases such as bipolar disorder and neurodegeneration. In addition, we sell two commercial products, Protein A for monoclonal antibody purification and SecreFlo® for assessment of pancreatic disorders.

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

During the three month period ended December 31, 2006, we recognized non-product revenues from sponsored research and development projects under an agreement with the Stanley Medical Research Institute. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred. Research expenses in the accompanying statements of operations include funded and unfunded expenses. Additionally, during the three and nine-month periods ended December 31, 2006, the Company earned approximately $36,000 and $117,000, respectively, in royalty revenue pursuant to a settlement agreement with ChiRhoClin, Inc., discussed further in “Cost of Product Revenue” below. This amount is included in Other Revenue in the accompanying Statement of Operations.

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

Cost of Product Revenue

During the three-month period ended June 30, 2005, Repligen entered into a Settlement Agreement (the “Agreement”) with ChiRhoClin, Inc., (“CRC”) in full settlement of their arbitration proceedings. Under the terms of the Agreement, Repligen received a payment of $750,000 and is entitled to continue to market SecreFlo® for the next few years. The balance of the settlement payment of approximately $302,000 is recorded in “Accrued Liabilities” as of December 31, 2006. CRC also agreed to continue to supply additional product to the Company. The Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) addresses the accounting and income statement classification for consideration given by a vendor to a customer in connection with the sale of the vendor’s products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs.

Stock-Based Compensation

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95,” or SFAS No. 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized in the statement of operations for the nine months ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted, modified or settled subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

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

Prior to April 1, 2006, we applied the pro forma disclosure requirements under SFAS No. 123 and accounted for our stock-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations. Accordingly, no stock-based employee compensation cost was recognized in the statement of operations for the three and nine month periods ended December 31, 2005, as all stock options granted under the Plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

For the three and nine months ended December 31, 2006, we recorded stock-based compensation expense of approximately $137,000 and $641,000 for stock options granted under the Amended and Restated 2001 Repligen Corporation Stock Plan. Basic and diluted earnings per share amounts for the three and nine months ended December 31, 2006 were decreased by $0.00 and $0.03 respectively, as a result of the adoption of SFAS No. 123R.

As of December 31, 2006, there was $1,460,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.00 years. The Company expects approximately 701,000 in unvested options to vest over the next five years.

Results of Operations

Three months ended December 31, 2006 vs. December 31, 2005

Total revenue

Total revenue for the three-month periods ended December 31, 2006 and December 31, 2005 were approximately $3,882,000 and $2,988,000 respectively, an increase of $894,000 or 30%. During the three-month period ended December 31, 2006, an increase in the volume of product sales accounted for the majority of the increase over the same period in the prior fiscal year. Our product revenues are subject to significant quarterly fluctuations based on the timing of large-scale production orders of Protein A.

During the three-month periods ended December 31, 2006 and December 31, 2005 we recognized $213,000 and $0, respectively of revenue from a sponsored research and development project under an agreement with the Stanley Medical Research Institute. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred. Additionally, during the three-month periods ended December 31, 2006 and 2005, we earned and recognized approximately $36,000 and $30,000 respectively in royalty revenue from ChiRhoClin, Inc.

Operating expenses

Total operating expenses for the three-month periods ended December 31, 2006 and December 31, 2005 were approximately $4,139,000 and $3,394,000, respectively, an increase of $745,000 or 22%.

Cost of product revenue for the three-month periods ended December 31, 2006 and December 31, 2005 were approximately $805,000 and $818,000, respectively, a decrease of $13,000 or 2%. This decrease in cost of product revenue primarily reflects reduced material costs of $98,000 related to product mix being partially offset by increased personnel and occupancy costs of $77,000 in the period ended December 31, 2006.

Research and development expenses for the three-month periods ended December 31, 2006 and December 31, 2005 were approximately $1,675,000 and $1,236,000, respectively, an increase of $439,000 or 36%. During the three-month period ended December 31, 2006, this increase is largely attributable to an increase in clinical trial expenses of $447,000. Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given period of time.

Selling, general and administrative expenses for the three-month periods ended December 31, 2006 and December 31, 2005 were approximately $1,660,000 and $1,341,000 respectively, an increase of $319,000 or 24%. This increase is attributable to an increase in professional and personnel expenses of $247,000, and stock option expenses of $71,000, during the three-month period ended December 31, 2006.

Interest income

Interest income for the three-month periods ended December 31, 2006 and December 31, 2005 was approximately $240,000 and $204,000 respectively. The increase in the three months ended December 31, 2006 is a result of increased interest rates.

Nine months ended December 31, 2006 vs. December 31, 2005

Total revenue

Total revenue for the nine-month periods ended December 31, 2006 and December 31, 2005 were approximately $10,375,000 and $10,026,000 respectively, an increase of $349,000 or 3%.

During the nine-month periods ended December 31, 2006 and December 31, 2005 we recognized $581,000 and $310,000, respectively, of revenue from a sponsored research and development project under an agreement with the Stanley Medical Research Institute. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred. Additionally, during the nine-month period ended December 31, 2006 and December 31, 2005 we earned and recognized approximately $117,000 and $30,000 in royalty revenue from ChiRhoClin, Inc.

Operating expenses

Total operating expenses for the nine-month periods ended December 31, 2006 and December 31, 2005 were approximately $11,849,000 and $10,232,000, respectively, an increase of $1,617,000 or 16%.

Cost of product revenue for the nine-month periods ended December 31, 2006 and December 31, 2005 were approximately $2,713,000 and $2,663,000, respectively, an increase of $50,000 or 2%. This increase in cost of product revenue primarily reflects increased professional and personnel costs of $280,000, offset due by a reduction in material costs due to product mix of $233,000 in the period ended December 31, 2006.

Research and development expenses for the nine-month periods ended December 31, 2006 and December 31, 2005 were approximately $4,472,000 and $3,750,000, respectively, an increase of $722,000 or 19%. During the nine-month period ended December 31, 2006, this increase is largely attributable to an increase in personnel expenses of $106,000, stock option expense of $170,000 and clinical trial expenses of $851,000 off-set by a $404,000 decrease in external research and material and consulting costs. Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given period of time.

Selling, general and administrative expenses for the nine-month periods ended December 31, 2006 and December 31, 2005 were approximately $4,664,000 and $3,819,000 respectively, an increase of $845,000 or 22%. This increase is attributable to an increase in personnel and professional fees of $579,000, and stock option expense of $451,000 off set by a decrease in legal expenses of $186,000 during the nine-month period ended December 31, 2006.

Interest income

Interest income for the nine-month periods ended December 31, 2006 and December 31, 2005 was approximately $701,000 and $553,000 respectively. The increase in the nine months ended December 31, 2006 is a result of increased interest rates.

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

Liquidity and capital resources

We have financed our operations primarily through sales of equity securities and revenues derived from product sales and grant and research agreements. Our revenue for the foreseeable future will be primarily limited to our product revenue related to Protein A and SecreFlo®. However, after the depletion of all supplies of Secreflo® provided by ChiRhoClin, including those to be delivered under the Agreement, the Company will cease marketing and selling a secretin product supplied by ChiRhoClin. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates will generate revenue and cash flows. Total cash and marketable securities at December 31, 2006 totaled $21,924,000, a decrease of $1,484,000 from $23,408,000 at March 31, 2006.

Operating activities

Our operating activities used cash of approximately $266,000 for the nine-month period ended December 31, 2006 relating to the construction of our fermentation suite. Cash uses from operating activities consisted of a net loss of approximately $782,000, which includes non-cash charges of approximately $385,000 for depreciation and amortization and $641,000 in stock based compensation expense. The primary reasons our operating loss is higher than cash receipts for the nine-month period ended December 31, 2006, are spending associated with the expansion of our manufacturing facility and spending associated with our clinical trials. In addition the timing of shipments in the quarter resulted in an increased accounts receivable balance at period end.

Investing activities

Our cash was reduced by capital expenditures of $1,210,000 for the nine-month period ended December 31, 2006 relating to the construction of our fermentation suite. Our investing activities provided cash of approximately $145,000 primarily from redemptions of marketable securities. We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines.

Working capital increased to $19,695,000 at December 31, 2006 from $18,575,000 at March 31, 2006 primarily as a result of the change in classification for marketable securities which are now classified as short-term investments as they mature within twelve months of the period end date and the timing of shipments in the quarter resulting in an increased accounts receivable balance.

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

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements.

Commitments

As of December 31, 2006 we had the following fixed obligations and commitments:

	Payments Due by Period
		Less than 1	1-3	3-5	More than 5
	Total	Year	Years	Years	Years
	(In thousands)
Operating lease obligations	$2,087	$399	$832	$856	$—
Capital lease obligations (1)	136	40	86	10	—
Purchase obligations (2)	34	34	—	—	—
Contractual obligations (3)	698	161	262	226	49

Total	$2,955	$634	$1,180	$1,092	$49

(1)	The above amounts represent principal payments only, while principal and interest are payable through a fixed annual payment of approximately $52,000.
(2)	This amount represents a minimum commitment due under a third-party manufacturing agreement.
(3)	These amounts include payments for license, supply and consulting agreements.

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate $62,000 decrease in the fair value of our investments as of December 31, 2006. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

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

Bristol-Myers Squibb Company (“Bristol”)

In January 2006, Repligen Corporation and The University of Michigan jointly filed a complaint against Bristol in the United States District Court for the Eastern District of Texas for infringement of U.S. Patent No. 6,685,941 (“the ‘941 patent”) for the commercial sale of Orencia®. The ‘941 patent, entitled “Methods of Treating Autoimmune Disease via CTLA4-Ig,” covers methods of using CTLA4-Ig to treat rheumatoid arthritis, as well as other therapeutic methods. Repligen has exclusive rights to this patent from its owners, the University of Michigan and the U.S. Navy. In February 2006, Bristol answered the complaint and counterclaimed seeking a declaratory judgment that the ‘941 patent is invalid and unenforceable and that Bristol does not infringe the patent. On November 16, 2006, the Court held a scheduling conference. Jury selection for the trial in this matter is scheduled to commence on April 7, 2008. The outcome of this case is undeterminable at this time.

From time to time, we may be subject to legal proceedings and claims, other than those described in the Company’s Annual Report on Form 10-K for the period ended March 31, 2006 and the Company’s Quarterly Report on Form 10-Q for the periods ended June 30, 2006 and September 30, 2006, in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or results of operations.

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

REPLIGEN CORPORATION

Date: February 8, 2007	By:	/s/ Walter C. Herlihy
Chief Executive Officer and President
(Principal Executive Officer)
Repligen Corporation

Date: February 8, 2007	By:	/s/ Daniel W. Muehl
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