Form 10-K
period 2007-03-31
REPLIGEN CORP
filed 2007-06-08
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Title of Each Class

Common Stock, $0.01 Par Value Per Share

Series A Junior Participating Preferred Stock Purchase Rights

Name of Each Exchange on Which Registered

The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Title of Each Class

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2006 the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $103,345,159.

The number of shares of outstanding of the registrant’s common stock as of June 6, 2007 was 30,477,635.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2007 annual meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	BUSINESS.

The following discussion of our business contains forward-looking statements that involve risks and uncertainties. When used in this report, the words “intend,” “anticipate,” “believe,” “estimate,” “plan” and “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements and are a result of certain factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Repligen Corporation (“Repligen,” the “Company” or “we”) is developing novel therapeutics for the treatment of diseases of the central nervous system. We also own intellectual property on two biological therapies which may provide future revenues to support our product development efforts in neurological diseases. We also are a leading manufacturer of Protein A which is used in the production of many therapeutic monoclonal antibodies.

Our business strategy is to maintain full commercial rights to our product candidates through “proof of principle” clinical studies after which we may seek corporate partners for further development and marketing. We partially fund the development of our proprietary therapeutic product candidates with the profits derived from the sales of our commercial products. This will enable us to independently advance our product with less financial risk.

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

We manufacture and market several products based on recombinant forms of Protein A. Our primary customers incorporate our Protein A products into their proprietary monoclonal antibody purification systems that they sell directly to the biotechnology and pharmaceutical industry. In February 2005, we announced an amended and expanded Supply Agreement (“the Agreement”) with GE Healthcare (“GEHC”), the leading supplier of purification products to the biopharmaceutical industry and the largest consumer of Protein A. The Agreement calls for Repligen to be the primary supplier of Protein A to GEHC through 2010. During 2006, we completed the scale up and production of a modified form of Protein A for GEHC, which may provide additional value to the producers of monoclonal antibodies. In addition, we have a long term supply agreement with Applied Biosystems that provides that Repligen will be the preferred provider of recombinant Protein A to Applied Biosystems until 2011. The majority of our product sales for the last three years have been sales of Protein A products.

Sales of therapeutic monoclonal antibodies have increased from $300 million in 1997 to approximately $20 billion in 2006. This growth is based on the increasing use of therapeutic antibodies, including Erbitux® for colon cancer, Synagis® for RSV infection and Remicade® for Crohn’s disease and arthritis. There are more than 150 additional monoclonal antibodies in various stages of clinical testing which may lead to additional growth of the antibody market and in turn, increased demand for Protein A.

SecreFlo® for Pancreatic Diagnosis

In October 1999, we licensed exclusive commercial rights to a diagnostic product based on a synthetic form of porcine (pig-derived) secretin, which we market as SecreFlo®, from ChiRhoClin, Inc. (“ChiRhoClin”), a private company. ChiRhoClin is our sole supplier of SecreFlo®. SecreFlo® is approved by the U.S. Food and Drug Administration (“FDA”) as an aid in the diagnosis of chronic pancreatitis and gastrinoma (a form of cancer) and as an aid during endoscopic retrograde cholangiopancreatography (“ERCP”), a gastrointestinal procedure. In 2004, we terminated our agreement with ChiRhoClin for breach and filed an arbitration proceeding against ChiRhoClin for their alleged failure to meet certain obligations related to product and clinical development. In May 2005, we announced the settlement of the arbitration proceeding through an agreement by which we will continue to sell SecreFlo®. We estimate that sales of SecreFlo® will continue through March 2009, when our product supply will cease.

Intellectual Property on Monoclonal Antibody and Antibody Fusion Products

Erbitux®

Erbitux® is a monoclonal antibody developed by ImClone Systems Incorporated (“Imclone”) which was approved by the FDA in February 2004 for the treatment of certain forms of colon cancer and in March 2006 for the treatment of head and neck cancer. We believe that Erbitux® is manufactured with a cell line created by a company whose assets were subsequently acquired by Repligen. This cell line contains certain patented genetic technologies (“DNA enhancers”) which increase the productivity of a cell line. This patent is assigned to MIT and exclusively licensed to Repligen. Imclone previously announced that it had manufactured approximately $1 billion of Erbitux® as of February 2004. Imclone has reported that nearly all of this pre-approval stockpile of Erbitux® was exhausted by the end of December 2005. In May 2004, Repligen and MIT jointly filed a lawsuit against Imclone in U.S. District Court for Massachusetts alleging that Imclone has infringed our patent rights in its production of Erbitux®. Our patent expired in May 2004 and we have applied for a 5-year term extension for the patent, or until May 2009.

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

In January 2006, Repligen and the University of Michigan jointly filed a lawsuit against Bristol in the United States District Court for the Eastern District of Texas for infringement of U.S. Patent No. 6,685,941. The patent, entitled “Methods of Treating Autoimmune Disease via CTLA4-Ig,” covers methods of using CTLA4-Ig to treat rheumatoid arthritis, as well as other therapeutic methods. The patent is in force until 2021. Repligen has exclusive rights to this patent from its owners, the University of Michigan and the U.S. Navy.

Development Stage Products for Neuropsychiatric Disorders

Secretin for MRI

Secretin is a well-known hormone produced in the small intestine that regulates the function of the pancreas as part of the process of digestion. We are currently evaluating secretin for improvement of MRI imaging of the pancreas.

Several reports published in the literature support the use of secretin with abdominal MRI imaging to improve visualization of pancreaticobiliary structures and to increase diagnostic sensitivity relative to unenhanced abdominal MRI. MRI technology images stationary water thus the use of secretin during MRI harnesses the natural biologic properties of secretin, which signals the release of water-rich fluids into the ducts of the pancreas. Improvement in the detection and delineation of normal and abnormal structures with MRI is attractive for patient care as it can obviate the need for more risky invasive procedures.

In June 2006, we initiated a Phase 2 clinical trial to evaluate the use of RG1068, synthetic human secretin, as an agent to improve the detection of structural abnormalities of the pancreatic ducts during MRI imaging of the pancreas. This was a multi-center, baseline controlled, single dose study in which 80 patients with a history of pancreatitis receive a secretin-enhanced MRI and an unenhanced MRI of the pancreas.

In May 2007, we announced positive results from this Phase 2 clinical trial to evaluate the use of RG1068, synthetic human secretin, to improve the assessment of pancreatic duct structures by MRI. The study showed an improvement in sensitivity of detection of structural abnormalities of the pancreatic duct of approximately 20% with no loss in specificity, consistent with prior data and expectations. In addition, the study showed highly significant increases in the following three assessments: physician confidence in their ability to identify structural abnormalities, the number of pancreatic duct segments visualized and improvement in the overall quality of the MRI images. Detailed visual assessment of the pancreatic ducts and identification of structural abnormalities is important in the assessment, diagnosis and treatment of diseases such as acute and chronic pancreatitis. We believe these results establish the basis for discussions with the FDA regarding a clinical plan to receive marketing approval for Secretin for MRI imaging of the pancreas.

Uridine for Bipolar Depression

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

Bipolar disorder, also known as manic depression, is marked by extreme changes in mood, energy and behavior in which a person can alternate between mania (highs) and depression (lows). Bipolar disorder affects more than 2 million adults in the United States. Current drug therapy for bipolar disorder includes the use of lithium and anti-depressants. However, side effects are frequent and troublesome, and patients do not respond fully, leading to frequent recurrences of mania and depression.

In March 2006, we initiated a Phase 2 clinical trial of RG2417, an oral formulation of uridine, in patients with bipolar depression. This Phase 2 study is a multi-center, dose escalating study in which 80 patients will receive either RG2417 or a placebo for 6 weeks. Patients will be evaluated for the safety and effectiveness of RG2417 on the symptoms of bipolar depression. This study is being conducted under a development agreement with the Stanley Medical Research Institute, under which Repligen will receive approximately $1,200,000 in funding. The Stanley Medical Research Institute is the largest nonprofit provider of funding for research on schizophrenia and bipolar disorder in the United States. We have completed patient enrollment in this study and we anticipate release of top line data later in 2007.

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

Transcription Enhancers for Friedreich’s Ataxia

Symptoms of Friedreich’s ataxia typically emerge between the ages of 5 and 15 and often progress to severe disability, incapacitation or loss of life in early adulthood. Friedreich’s ataxia is caused by a single gene defect that results in inadequate production of the protein frataxin. The protein frataxin appears to be essential for the proper functioning of the mitochondria, the power plant of both neural and muscle cells. Low levels of frataxin lead to degeneration of both the nerves controlling muscle movements in the arms and legs and the nerve tissue in the spinal cord. Approximately one in every 50,000 people in the United States has Friedreich’s ataxia.

In April 2007, we announced that we entered into an exclusive commercial license with The Scripps Research Institute for intellectual property covering compounds which may have utility in treating Friedreich’s ataxia. Friedreich’s ataxia is an inherited neurodegenerative disease in which low levels of the protein frataxin result in progressive damage to the nervous system and loss of muscle function. Research in tissues derived from patients as well as in mice indicates that the licensed compounds increase production of the protein frataxin, which suggests potential utility of these compounds in slowing or stopping progression of the disease. There is currently no treatment for Friedreich’s ataxia.

Data supporting the ability of the licensed compounds to increase production of the protein frataxin was published in Nature Chemical Biology (August 20, 2006). This research was lead by Dr. Joel Gottesfeld, professor of molecular biology at The Scripps Research Institute, and supported in part by the Friedreich’s Ataxia Research Alliance (FARA). These compounds are the only ones to date that have demonstrated utility in increasing both the level of the frataxin protein in tissue samples from patients with Friedreich’s ataxia as well as frataxin gene activity in animal models. Preliminary data also suggests that these compounds may have utility in treating other disorders such as Spinal Muscular Atrophy and Huntington’s disease.

Repligen’s Business Strategy

Our business strategy is to maintain full commercial rights to our product candidates through “proof of principle” clinical studies after which we may seek corporate partners for further development and marketing. We partially fund the development of our proprietary therapeutic product candidates with the profits derived from the sales of our commercial products. This will enable us to independently advance our product candidates while reducing our financial risks.

Sales and Marketing

We sell our Protein A products primarily through value-added resellers including GEHC and Applied Biosystems, Inc., as well as through distributors in certain foreign markets. We market SecreFlo® directly to gastroenterologists in the United States.

Significant Customers and Geographic Reporting

Customers for our Protein A products include chromatography companies, diagnostics companies, biopharmaceutical companies and laboratory researchers. During fiscal years 2007 and 2006, the customers that accounted for more than 10% of our total revenue were GEHC and Applied Biosystems, Inc. During fiscal year 2005, the customers that accounted for more than 10% of our total revenue were GEHC, Applied Biosystems, Inc. and Cardinal Healthcare.

Of our fiscal 2007 product revenue, 47% is attributable to U.S. customers and 53% is attributable to foreign customers, of which 72% is attributable to two customers. Of our fiscal 2006 revenue, 48% is attributable to U.S. customers and 52% is attributable to foreign customers, of which 75% is attributable to two customers. Of our fiscal 2005 revenue, 43% is attributable to U.S. customers and 56% is attributable to foreign customers, of which 77% is attributable to three customers.

Employees

As of June 6, 2007, we had 45 employees. Of those employees, 32 were engaged in research, development and manufacturing and 13 in administrative and marketing functions. Sixteen of our employees hold doctorates or other advanced degrees. Each of our employees has signed a confidentiality agreement. None of our employees are covered by collective bargaining agreements.

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

Protein A

We own a U.S. patent covering recombinant Protein A, which expires in September 2009, as well as significant know-how in the manufacture of high-purity Protein A. We also own a U.S. patent covering modified forms of Protein A, which was non-exclusively licensed to Amersham Biosciences (now GEHC) in 1998 as part of a ten-year agreement, which was amended and extended in 2005 until 2010, covering the supply of Protein A to GEHC.

In addition to its utility in monoclonal antibody manufacturing, Protein A may also be useful in human therapy based on its activity as a B-cell toxin. Repligen has exclusively licensed rights from UCSD to a U.S. patent application which claims a variety of potential therapeutic uses of Protein A. Foreign equivalents of this patent application are also pending.

Research and Development

For the past three years, we have devoted substantial resources to the research and development of therapeutic product candidates and our commercial products and product candidates discussed herein. We spent $5,924,000 in fiscal 2007, $5,163,000 in fiscal 2006, and $5,037,000 in fiscal 2005 on company-sponsored research and development activities.

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

Manufacturing

Protein A for Antibody Manufacturing

We manufacture Protein A products from recombinant strains of bacteria. We manufacture Protein A for GEHC under a ten-year supply agreement which was initiated in December 1998. In February 2005, we announced an amended and expanded Supply Agreement with GEHC, the leading supplier of purification products to the biopharmaceutical industry and the largest consumer of Protein A. In addition, we have a long term supply agreement with Applied Biosystems that provides that Repligen will be the preferred provider of recombinant protein A to Applied Biosystems until 2011. We utilize our own facility and third parties to carry out certain fermentation and certain recovery operations, while the purification, immobilization, packaging and quality control testing of Protein A are conducted at our facilities. We maintain an active quality assurance effort to support the regulatory requirements of our customers. We purchase raw materials from more than one commercially established company and believe that the necessary raw materials are currently commercially available in sufficient quantities necessary to meet market demand.

SecreFlo®

SecreFlo® our diagnostic secretin product is purchased from ChiRhoClin who contracts with third parties for the synthesis of the drug substance and the drug product. This company is our sole supplier for this product. Under the terms of a settlement agreement, ChiRhoClin is obligated to deliver a certain amount of SecreFlo® to Repligen. After depletion of all supplies of SecreFlo® in early 2009, including those to be delivered under the settlement agreement, Repligen will cease marketing and selling SecreFlo®.

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

The submission of an Investigational New Drug (IND) may not result in FDA authorization to commence clinical trials. If clinical trials begin, we or our collaborative partners may not complete testing successfully within any specific time period, if at all, with respect to any of our products. Furthermore, we, our collaborative partners, or the FDA, may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to unacceptable health risks. Clinical trials, if completed, may not show any potential product to be safe or effective. Thus, the FDA and other regulatory authorities may not approve any of our potential products for any indication.

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

We rely on a single supplier (ChiRhoClin) for our SecreFlo® product

We rely on a single supplier (ChiRhoClin) for our SecreFlo® product. Under the terms of our settlement agreement, ChiRhoClin is obligated to deliver a certain amount of SecreFlo® to Repligen over the next few years The last shipment of SecreFlo® to the Company from ChiRhoClin should be in late calendar year 2007 and is expected to allow us to fill sales orders into fiscal year 2009. After depletion of all supplies of SecreFlo®, including those to be delivered under the settlement agreement, Repligen will cease marketing and selling SecreFlo®. In the event that we are unable to acquire additional products, our revenues may be negatively impacted.

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

Item 1B.	Unresolved Staff Comments

NONE

Item 2.	PROPERTIES.

We lease approximately 27,500 square feet of space in Waltham, Massachusetts, of which approximately 12,500 square feet is manufacturing and laboratory space. The remaining space is used as office space. Our leases expire by January 2013, with options to extend for two five-year periods. During fiscal 2007, we incurred aggregate rental costs for our facility, excluding maintenance, taxes and utilities, of approximately $389,000.

Item 3.	LEGAL PROCEEDINGS.

Imclone Systems

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

Repligen and MIT allege that the cell line that ImClone uses to produce Erbitux® employs key technology that is claimed in the patent-in-suit. Repligen and MIT also allege that the cell line was created under contract for the National Cancer Institute (“NCI”) by a predecessor to Repligen and subsequently transferred from the NCI to ImClone for use in research and development only. In its ruling, the Court found that neither the transfer to the NCI by Repligen’s predecessor nor the subsequent transfer to ImClone by the NCI exhausted the proprietary rights of Repligen and MIT. The Court’s ruling has eliminated these arguments as a potential defense for ImClone at trial. Repligen and MIT intend to seek damages adequate to compensate Repligen and MIT for ImClone’s unlicensed use of the patented technology and a multiplier of any such damage award based on ImClone’s willful infringement. The outcome of this case is undeterminable at this time.

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

Other

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “RGEN.” The following table sets forth for the periods indicated the high and low closing prices for the common stock as reported by Nasdaq.

	Fiscal Year 2007		Fiscal Year 2006
	High	Low	High	Low
First Quarter	$3.82	$2.58	$2.45	$1.67
Second Quarter	$3.40	$2.27	$4.00	$1.99
Third Quarter	$3.41	$2.70	$4.00	$2.80
Fourth Quarter	$3.30	$2.80	$4.99	$3.43

Stockholders and Dividends

As of June 1, 2007 there were approximately 790 stockholders of record of our common stock. We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations and our proprietary drug development programs. Any future determination as to the payment of dividends will be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors deems relevant.

Issuer Purchases of Equity Securities

We purchased, by means of employee forfeiture, 10,000 shares of unvested restricted stock during the year ended March 31, 2007 at an average price of $0.01 in connection with the termination of employment by the holder of such restricted stock.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from the audited financial statements of Repligen. The selected financial data set forth below should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report and our Annual Report on Form 10-K for the years ended March 31, 2006, 2005, 2004 and 2003.

	Years ended March 31,
	2007	2006	2005	2004	2003
	(In thousands except per share amounts)
Revenue:
Product revenue	$13,074	$12,529	$9,360	$6,843	$7,743
Other revenue	1,000	382	—	71	29

Total revenue	14,074	12,911	9,360	6,914	7,772

Operating expenses:
Cost of product revenue	3,615	3,551	3,888	3,248	3,480
Research and development	5,924	5,163	5,037	6,484	5,227
Selling, general and administrative	6,360	5,417	4,597	4,710	4,159
Impairment of long lived asset	—	—	—	2,413	—

Total operating expenses	15,899	14,131	13,522	16,855	12,866

Income (loss) from operations	(1,825)	(1,220)	(4,162)	(9,941)	(5,094)

Interest expense	(11)	(3)	—	—	—
Investment income	947	750	428	390	557
Other income	—	1,170	750	—	—

Net income (loss)	$(889)	$697	$(2,984)	$(9,551)	$(4,537)

Earnings Per Share:
Basic and diluted	$(0.03)	$0.02	$(0.10)	$(0.32)	$(0.17)

Weighted average shares outstanding:
Basic	30,379	30,125	30,062	29,686	26,813

Diluted	30,379	30,691	30,062	29,686	26,813

	As of March 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash and marketable securities*	$22,627	$23,408	$23,523	$24,269	$18,709
Working capital	22,394	18,575	15,673	13,684	15,602
Total assets	29,076	28,599	27,607	29,615	26,793
Long-term obligations	200	231	120	86	2
Accumulated deficit	(157,683)	(156,794)	(157,491)	(154,507)	(144,956)
Stockholders’ equity	25,538	25,433	24,290	27,164	24,550

*	Excludes restricted cash of $200,000 restricted as part of our headquarters lease arrangement for all years presented.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This annual report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements in this annual report on Form 10-K do not constitute guarantees of future performance. Investors are cautioned that statements in this annual report on Form 10-K that are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, potential impairment of future earnings, management’s strategy, plans and objectives for future operations and product candidate acquisition, clinical trials and results, litigation strategy, product research and development, research and development expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, the risks identified under the caption “Risk Factors” and other risks detailed in this annual report on Form 10-K and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking information contained in this annual report on Form 10-K.

Overview

We are a biopharmaceutical company focused on the development of novel therapeutics for diseases that affect the central nervous system. A number of drug development programs are currently being conducted to evaluate our drug candidates in diseases such as bipolar disorder and neurodegeneration. In addition, we sell two commercial products, Protein A for monoclonal antibody purification and SecreFlo® for assessment of pancreatic disorders. In fiscal 2007, we experienced growth in sales and profits from our commercial products business. Our business strategy is to deploy the profits from our current commercial products and any revenue that we may receive from our patents to enable us to invest in the development of our product candidates in the treatment area of neurological diseases while reducing our financial risk.

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

Revenue Recognition

We apply Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) to our revenue arrangements. We generate product revenues from the sale of our Protein A products to customers in the pharmaceutical and process chromatography industries and from the sale of SecreFlo® to hospital-based gastroenterologists. In accordance with SAB No. 104, we recognize revenue related to product sales upon delivery of the product to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Determination of whether these criteria have been met are based on management’s judgments primarily regarding the fixed nature of the fee charged for product delivered, and the collectibility of those fees. We have a few longstanding customers who comprise the majority of our revenue and have excellent payment history. We have had no significant write-offs of uncollectible invoices in the periods presented. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

At the time of sale, we also evaluate the need to accrue for warranty and sales returns. The supply agreements we have with our customers and related purchase orders identify the terms and conditions of each sale and the price of the goods ordered. Due to the nature of our sales arrangements, inventory produced for sale is tested for quality specifications prior to shipment. Since the product is manufactured to order and in compliance with required specifications prior to shipment, the likelihood of sales return, warranty or other issues is largely diminished. Sales returns and warranty issues are infrequent and have had nominal impact on our financial statements historically. Should changes in conditions cause management to determine that warranty, returns or other sale-related reserves are necessary for certain future transactions, revenue recognized for any reporting period could be adversely affected.

During the fiscal years ended March 31, 2007 and March 31, 2006, we recognized $825,000 and $310,000, respectively of revenue from a sponsored research and development project under an agreement with the Stanley Medical Research Institute (SMRI). Research revenue is recognized on a cost plus fixed-fee basis when the expense has been incurred and services have been performed. Determination of which costs incurred qualify for reimbursement under the terms of our contractual agreement and the timing of when such costs were incurred involves the judgment of management. Our calculations are based upon the agreed-upon terms as stated in our arrangement. However, should our estimated calculations change or be challenged by SMRI, research revenue may be adjusted in subsequent periods. Our calculations have not historically changed or been challenged and we do not anticipate any subsequent change in our revenue related to this sponsored research and development project.

Additionally, during fiscal years 2007 and 2006, the Company earned and recognized approximately $175,000 and $72,000, respectively in royalty revenue from ChiRhoClin. Revenues earned from ChiRhoClin royalties are recorded in the periods when they are earned based on royalty reports sent by ChiRhoClin to the Company.

There have been no material changes to our initial estimates related to revenue recognition in any periods presented in the accompanying financial statements.

Inventories

Inventories relate to our Protein A business. We value inventory at cost or, if lower, fair market value. We determine cost using the first-in, first-out method. We review our inventories at least quarterly and record a provision for excess and obsolete inventory based on our estimates of expected sales volume, production capacity and expiration dates of raw materials, work-in process and finished goods. Expected sales volumes are determined based on supply forecasts provided by our key customers for the next three to twelve months. We write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of goods sold. Manufacturing of Protein A finished goods is done to order and tested for quality specifications prior to shipment.

A change in the estimated timing or amount of demand for our products could result in additional provisions for excess inventory quantities on hand. Any significant unanticipated changes in demand or unexpected quality failures could have a significant impact on the value of our inventory and reported operating results. During all periods presented in the accompanying financial statements, there has been no material adjustments related to a revised estimate of inventory valuations.

Accrued Liabilities

We prepare our financial statements in accordance with accounting principles generally accepted in the United States. These principles require that we estimate accrued liabilities. This process involves identifying services, which have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date. Examples of estimated accrued expenses include: 1) Fees paid to our contract manufacturers in conjunction with the production of clinical materials. These expenses are normally determined through a contract or purchase order issued by the Company; 2) Service fees paid to organizations for their performance in conducting our clinical trials. These expenses are determined by contracts in place for those services and communications with project managers on costs which have been incurred as of each reporting date; and 3) Professional and consulting fees incurred with law firms, audit and accounting service providers and other third party consultants. These expenses are determined by either requesting those service providers to estimate unbilled services at each reporting date for services incurred, or tracking costs incurred by service providers under fixed fee arrangements. We have processes in place to estimate the appropriate amounts to record for accrued liabilities, which principally involve the applicable personnel reviewing the services provided. In the event that we do not identify certain costs which have begun to be incurred or we under or over-estimate the level of services performed or the costs of such services, our reported expenses for that period may be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often judgmental. We make these judgments based upon the facts and circumstances known to us at the date of the financial statements.

A change in the estimated cost or volume of services provided could result in additional accrued liabilities. Any significant unanticipated changes in such estimates could have a significant impact on our accrued liabilities and reported operating results. There has been no material adjustments to our accrued liabilities in any of the periods presented in the accompanying financial statements.

Stock-Based Compensation

Effective April 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95,” or SFAS No. 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized in the statement of operations for the year ended March 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted, modified or settled subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

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

Prior to April 1, 2006, we applied the pro forma disclosure requirements under SFAS No. 123 and accounted for our stock-based employee compensation plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations. Accordingly, no stock-based employee compensation cost was recognized in the statement of operations for the year ended March 31, 2006, as all stock options granted under our existing stock plans had an exercise price equal to the market value of the underlying Common Stock on the date of grant.

For the year ended March 31, 2007, we recorded stock-based compensation expense of approximately $837,000 for stock options granted under the Amended and Restated 2001 Repligen Corporation Stock Plan. Basic and diluted earnings per share amounts for the year ended March 31, 2007 were decreased by $0.03, as a result of the adoption of SFAS No. 123R.

As of March 31, 2007, there was $1,275,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.86 years. The Company expects approximately 671,000 of unvested outstanding options to vest over the next five years.

RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

Revenues

Total revenue for fiscal 2007, 2006 and 2005 were $14,074,000, $12,911,000 and $9,360,000. Revenues for the years ending March 31, 2007, 2006 and 2005 were primarily comprised of sales of our commercial products, Protein A and SecreFlo®. During the fiscal year ended March 31, 2007, 2006 and 2005 sales of our commercial products were:

	Year ended March 31			% Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(in thousands, except percentages)
Protein A	$11,127	$10,540	$7,134	6%	48%
SecreFlo®	1,947	1,989	2,189	-2%	-9%
Other product revenue	—	—	37

Product revenue	$13,074	$12,529	$9,360	4%	34%

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

During fiscal 2007, Protein A sales increased by $587,000 or 6% over fiscal 2006. We shipped 13% less volume of Protein A in fiscal 2007 compared to fiscal 2006. The decrease in volume however did not reduce revenue compared to fiscal 2006, as the mix of products sold had more favorable pricing resulting in a 19% positive impact on total revenue. The company sells different Protein A products at different price points. The mix of products sold varies and impacts the fluctuations in total sales revenue from year to year.

During fiscal 2006, Protein A sales increased by $3,406,000 or 48%, primarily as a result of a rise in the demand for our Protein A products. The increase in sales volume of Protein A resulted in an increase in revenues of 49%. This increase was slightly offset by a decrease in the total sales price of those products, which had an unfavorable impact of 1% on total revenues.

We anticipate that sales of Protein A will grow in the future and will continue to be subject to quarterly fluctuations due to timing of large-scale production orders.

Sales of SecreFlo® decreased $42,000 or 2% in fiscal 2007 primarily as a result of direct competition with CRC, our sole supplier of SecreFlo® and reduced sales and marketing efforts. Decreases in sales volume impacted sales by 1% of the prior year’s total. To remain competitive with CRC, we reduced sales prices, which resulted in an unfavorable impact of 1% on SecreFlo® revenues.

Sales of SecreFlo® decreased $200,000 or 9% in fiscal 2006 primarily as a result of direct competition with our sole supplier of SecreFlo®, the reduction of sales price to remain competitive and as a result of a reduction in sales and marketing efforts. Competition with our sole supplier of SecreFlo® decreased the volume of SecreFlo® vials sold, unfavorably impacting revenue by 3%. To remain competitive, we reduced sales prices, which caused an unfavorable impact of 6% on SecreFlo® revenues.

The settlement in fiscal 2005 with our sole supplier of SecreFlo® provides for a certain amount of vials of product that we can ultimately ship. The last shipment of SecreFlo® to the Company from ChiRhoClin should be in late calendar year 2007 and is expected to allow us to fill sales orders into fiscal year 2009. We expect SecreFlo® revenues will decline by one third in fiscal 2008 as we continue to reduce sales and marketing efforts and focus our sales efforts on key customers.

During the fiscal year 2007 and 2006, we recognized $825,000 and $310,000, respectively, of revenue from a sponsored research and development project under an agreement with the Stanley Medical Research Institute. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred. Additionally, during fiscal year 2007 and 2006, we earned and recognized approximately $175,000 and $72,000, respectively in royalty revenue from ChiRhoClin . We expect that total research and license revenues will decline moderately in fiscal 2008.

Costs and Operating expenses

Total costs and operating expenses for fiscal 2007, 2006 and 2005 were approximately $15,899,000, $14,131,000 and $13,522,000, respectively.

	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Costs and operating expenses:
Cost of product revenue	$3,615	$3,551	$3,888	2%	-9%
Research and development	5,924	5,163	5,037	15%	3%
Selling, general and administrative	6,360	5,417	4,597	17%	18%

Total operating expenses	$15,899	$14,131	$13,522	13%	5%

The increase in cost of product revenue of $64,000 or 2% in fiscal 2007 is attributable to several factors. These include an increase of $163,000 in consulting costs and a $128,000 increase in occupancy and depreciation costs. Consulting, occupancy and depreciation costs increased due to the costs associated with implementation of our fermentation facility in fiscal 2007, as well as spending to improve our quality and redundancy systems to meet customer expectations. Additionally, we incurred $26,000 in stock based compensation expense pursuant to the adoption of SFAS No. 123(R) and had an increase in labor costs of $147,000 compared to fiscal 2006. These increases were off-set by a decrease in Protein A material costs of $267,000 related to lower volume of Protein A production in fiscal 2007 compared to fiscal 2006 and lower costs of $39,000 related to SecreFlo® sales.

The decrease in cost of product revenue of $337,000, or 9%, in fiscal 2006 is attributable to a decrease in royalty and amortization fees of $1,236,000 associated with SecreFlo®, partially offset by an increase of $688,000 in direct materials and increased personnel costs of $189,000. This reduction in SecreFlo® related expenses is due to the settlement agreement in May of 2005 with ChiRhoClin. The increase in direct material and personnel costs is a result of growth in production volume and a small increase in the number of employees in the manufacturing department to support the 49% increase in volume of Protein A.

Research and development expenses for fiscal 2007, 2006 and 2005 were approximately $5,924,000, $5,163,000 and $5,037,000, respectively. Research and development costs primarily include costs of internal personnel, external research collaborations, clinical trials and the costs associated with the manufacturing and testing of clinical materials. We currently have ongoing research and development programs that support our product candidates of secretin and uridine. In addition, we are involved with a number of early stage programs that may or may not be further developed. Due to the small size of the Company and the fact that these various programs share personnel and fixed costs such as facility costs, depreciation, and supplies, we do not track our expenses by program.

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

These risks and uncertainties also prevent us from estimating with any certainty the specific timing and future costs of our research and development programs, although historical trends within the industry suggest that expenses tend to increase in later stages of development. Collaborations with commercial vendors and academic researchers accounted for 40%, 36%, and 37% of our research and development expenses in the fiscal years ended March 31, 2007, 2006 and 2005, respectively. The outsourcing of such services provides us flexibility to discontinue or increase spending depending on the success of our research and development programs.

Research and development expenses increased by $761,000, or 15%, during fiscal 2007. This increase is largely attributable to higher clinical trial expenses of $959,000, as the Company enrolled the majority of the patients in our two clinical trial programs for Uridine for bipolar disorder and Secretin for diagnostic imaging. Additionally there were increased personnel expenses of $66,000 due to slightly higher headcount and the Company incurred stock based compensation expense pursuant to the adoption of SFAS No. 123(R) in fiscal 2007 of $229,000. These increases were offset by reductions in external research expenses of $465,000. This was due to a reduction in activities related to secretin drug manufacturing compared to fiscal 2006.

Research and development expenses increased by $126,000, or 3%, during fiscal 2006. This increase is largely attributable to higher clinical trial expenses of $192,000 as the Company had two clinical trial programs in fiscal 2006 for Uridine for bipolar disorder and Secretin for diagnostic imaging that exceeded the clinical trial programs in fiscal 2005 which primarily consisted of the Secretin for schizophrenia trial. There were increased personnel expenses of $124,000 due to the addition of one clinical staff person to support the increase in clinical trials and increased license expenses of $59,000 due to a new license with another company for research materials for future clinical development. These increased expenses were offset by decreased expenses associated with our external research of $222,000 due to decreased non-recurring pharmacology studies on two of our research compounds. Clinical material expenses were relatively unchanged from fiscal 2005 to fiscal 2006.

Future research and development expenses are dependent on a number of variables, including the cost and design of clinical trials and external costs such as manufacturing of clinical materials. We expect our research and development expenses in fiscal 2008 to increase due to clinical trial expenses as the Company continues studies for secretin for diagnostic imaging, continues drug manufacturing activities for secretin and begins the Friedreich’s Ataxia research and development program which was recently licensed by the Company. Additionally, there may be further increases in expenses if we acquire additional product candidates.

Selling, general and administrative expenses (SG&A) include the associated costs with selling our commercial products and costs required to support our research and development efforts including legal, accounting, patent, shareholder services and other administrative functions. In addition, SG&A expenses have historically included costs associated with various litigation matters.

During fiscal 2007, SG&A costs increased by approximately $943,000 or 17%. This increase was mainly the result of the stock based compensation expense recorded pursuant to the adoption of SFAS No. 123(R) of $582,000 and personnel expenses which increased by $287,000 due to compensation and benefit increases. Investor relation expenses also increased $78,000 due to expanded outreach to the investment community. Legal expenses were consistent with fiscal 2006 as we continue to prosecute patent infringement lawsuits against Bristol and Imclone.

During fiscal 2006, SG&A costs increased by approximately $820,000, or 18%. This increase was partly the result of increased personnel expenses of $291,000 due to the addition of two senior managers to support our growing business. Additionally, professional expenses increased $271,000 related to recruiting expenses for the new senior management and increased external investor relations consulting for the Company to expand awareness in the investor community. Legal expenses increased by $176,000 due to the Company filing suit against Bristol for patent infringement and continued expenses supporting the patent infringement suit against Imclone.

We expect SG&A expenses to increase in fiscal 2008 due to anticipated increases in litigation expenses for the Bristol and Imclone cases combined with higher headcount and the related personnel expenses.

Investment income

Investment income includes income earned on invested cash balances. Investment income for fiscal 2007, 2006 and 2005 was approximately $948,000, $750,000 and $428,000, respectively. The increase of $198,000 or 21% is attributable to higher interest rates. The increase of $322,000 or 75% in fiscal 2006 is attributable to higher interest rates compared to fiscal 2005. We expect interest income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Other income

During the year ended March 31, 2006, Repligen entered into a Settlement Agreement with ChiRhoClin, in full settlement of their arbitration proceedings. As a result of the settlement, we determined that we were not required to pay approximately $1,170,000 of previously accrued but unremitted royalties to ChiRhoClin related to SecreFlo® sales from February 2004 to March 2005. This amount, which was accrued at March 31, 2005, was reversed at the time of settlement and is recorded as other income in the fiscal year ended March 31, 2006.

Liquidity and Capital Resources

We have financed our operations primarily through sales of equity securities and revenues derived from product sales and grants. Our revenue for the foreseeable future will be limited to our product revenue related to Protein A and SecreFlo®. Revenues derived from the sales of SecreFlo® vials are expected only through calendar year 2009. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates or our patents will generate revenue and cash flows.

At March 31, 2007, we had cash and marketable securities of $22,627,000 compared to $23,408,000 at March 31, 2006. Deposits for leased office space of $200,000 is classified as restricted cash and is not included in cash and marketable securities total for either 2007 or 2006.

Cash Flows

(In thousands)	Year ended March 31,
Cash provided by (used in)	2007	Increase / (Decrease)	2006	Increase / (Decrease)	2005
Operating Activities	$405	$(10)	$415	$1,528	$(1,113)
Investing Activities	1,775	311	1,464	1,119	345
Financing Activities	118	(215)	333	307	26

Operating Activities

In fiscal 2007, our operating activities provided cash of $405,000 which reflects a net loss of approximately $889,000 which includes non-cash charges totaling approximately $1,376,000 including depreciation, amortization and stock based compensation charges. The remaining cash flow from operations resulted from favorable changes in various working capital accounts.

In fiscal 2006, our operating activities provided cash of $415,000 as a result of our net profit of $697,000 and non-cash charges such as depreciation, amortization and stock compensation charges. Sources of cash included a decrease in accounts receivable of approximately $176,000 due to improved cash collections and a reduction in prepaid expenses of approximately $134,000. Uses of cash included an increase in inventories of approximately $832,000 which was a result of purchases related to a manufacturing process conversion and a decrease in accrued liabilities of approximately $328,000.

Investing Activities

In fiscal 2007, investing activities included capital spending of $1,327,000 mainly related to the new fermentation facility in Waltham, Massachusetts. In fiscal 2006, our purchases of property, plant and equipment were $877,000 of which $142,000 was financed through capital leases. Purchases and redemptions of marketable securities account for the remainder of the fluctuation during fiscal 2007 and fiscal 2006. We generally place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines.

Financing Activities

In fiscal 2007, exercises of stock options provided cash proceeds of $158,000. In fiscal 2006, exercises of stock options provided cash proceeds of $340,000.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual Obligations

As of March 31, 2007, we had the following fixed obligations and commitments:

	Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$2,211	$449	$928	$834	$—
Capital lease obligations (1)	125	40	85	—	—
Purchase obligations (2)	298	298	—	—	—
Contractual obligations (3)	324	99	104	96	25

Total	$2,958	$886	$1,117	$930	$25

(1)	The above amounts represent principal payments only while principal and interest are payable through a fixed monthly payment of approximately $4,000 and a fixed annual payment of $52,000.
(2)	This amount represents minimum commitments due under a third-party manufacturing agreement.
(3)	These amounts include payments for license, supply and consulting agreements.

Capital Requirements

Our future capital requirements will depend on many factors, including the following:

•	the success of our clinical studies;

•	the scope of and progress made in our research and development activities;

•	our ability to acquire additional product candidates;

•	the success of any proposed financing efforts; and

•	the ability to sustain sales and profits of our commercial products.

Absent an acquisition of another product candidate, we believe our current cash balances are adequate to meet our cash needs for at least the next twenty-four months. We expect to incur an increased level of expense in fiscal 2008 compared to those incurred in fiscal 2007. This is due to anticipated increases in clinical study expenses and legal fees for litigation in process currently, as well as increased personnel expenses. Our future capital requirements include, but are not limited to, continued investment in our research and development programs, capital expenditures primarily associated with purchases of equipment and continued investment in our intellectual property portfolio.

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

Net Operating Loss Carryforwards

At March 31, 2007, we had net operating loss carryforwards of approximately $100,130,000 and research and development credit carryforwards of approximately $5,270,000 to reduce future federal income taxes, if any. The net operating loss and tax credit carryforwards have expired and will continue to expire at various dates, beginning in fiscal year 2008, if not used. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders. We did not record a tax provision in the fiscal year 2007 statement of operations as we did not generate taxable income.

Effects of Inflation

Our assets are primarily monetary, consisting of cash, cash equivalents and marketable securities. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its evaluation of the Interpretation, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value, creates a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. SFAS No. 157 is effective for our first quarter of 2008. Management does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. FASB has indicated it believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. For example, SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157), and FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107). SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company has not yet completed its evaluation of the Interpretation, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $55,000 decrease in the fair value of our investments as of March 31, 2007. However, the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. treasury obligations) and type of instrument. We do not expect any material loss from our marketable security investments due to interest rate fluctuations and therefore believe that our potential interest rate exposure is limited. We intend to hold these investments to maturity, in accordance with our business plans.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 15(a) below and are incorporated herein by reference.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2007. In making this assessment, management used the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of March 31, 2007, our internal control over financial reporting is effective based on those criteria. Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing in Item 9A of this Form 10-K.

/s/ REPLIGEN CORPORATION

June 6, 2007

(c) Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Repligen Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Repligen Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards the Public Company Accounting Oversight Board (United States), the balance sheets of Repligen Corporation as of March 31, 2007 and 2006, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007 and our report dated June 6, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

June 6, 2007

(d)	Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that have material affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Items 10, 11,12, 13 and 14, is incorporated herein by reference from the Company’s proxy statement for the Annual Meeting of Stockholders to be held on September 14, 2007.

PART IV

Item 15.	EXHIBITS, F INANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a) (1)    Financial Statements:

The financial statements required by this item are submitted in a separate section beginning on page 35 of this Report, as follows:

(a) (2)    Financial Statement Schedules:

None

(a) (3)    Exhibits:

The Exhibits which are filed as part of this Annual Report or which are incorporated by reference are set forth in the Exhibit Index hereto.

EXHIBIT INDEX

Exhibit Number		Document Description
3.1		Restated Certificate of Incorporation dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

3.2		Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

3.3		Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

4.1		Specimen Stock Certificate filed as Exhibit 4.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

4.2	*	The Amended 1992 Repligen Corporation Stock Option Plan, as amended (filed as Exhibit 4.2 to Repligen Corporation’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

4.3		Rights Agreement, dated as of March 3, 2003, between Repligen Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to Repligen Corporation’s Form 8-K filed March 4, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

4.5	*	The Amended and Restated 2001 Repligen Corporation Stock Option Plan, adopted by the Stockholders on September 10, 2003 (filed as Appendix B to Repligen Corporation’s Definitive Proxy Statement on Schedule 14A dated July 22, 2003 and incorporated herein by reference)

10.1	*	Consulting Agreement, dated October 1, 1981, between Dr. Paul Schimmel and Repligen Corporation. (filed as Exhibit 10.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.2	*	Consulting Agreement, dated November 1, 1981, between Dr. Alexander Rich and Repligen Corporation. (filed as Exhibit 10.2 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.3	*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy (filed as Exhibit 10.3 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.4	*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche (filed as Exhibit 10.4 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.5	*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Daniel P. Witt (filed as Exhibit 10.5 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

#10.6		Patent Purchase Agreement dated as of March 9, 1999 among the Company and Autism Research Institute and Victoria Beck (filed as Exhibit 2.1 to Repligen Corporation’s Form 8-K/A filed June 15, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

#10.7		Manufacturing Transfer Agreement dated as of December 17, 1998 among the Company and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference) (SEC File No. 000-14656).

Exhibit Number		Document Description
#10.8		Supply Agreement dated as of May 26, 1999 by and between Repligen Corporation and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

#10.9		License Agreement dated as of July 24, 2000 with University of Michigan (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

10.10		Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference) (SEC File No. 000-14656).

#10.11		Wellstat/Repligen Settlement Agreement by and among The Regents of The University of California, Robert Naviaux and Repligen Corporation and dated as of November 16, 2004 (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference).

#10.12		Regents/Repligen Settlement Agreement by and between Wellstat Therapeutics Corporation (formerly Pro-Neuron, Inc.) and Repligen Corporation and dated as of November 16, 2004 (as Exhibit 10.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference).

#10.13		Amendment No. 1 to Supply Agreement between Amersham Biosciences and Repligen Corporation dated May 26, 1999, dated February 3, 2005, (SEC File No. 0-14656), (filed as Exhibit 10.13 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.14	*	The Amended and Restated 2001 Repligen Corporation Stock Option Plan, Form of Incentive Stock Option Plan (filed as Exhibit 10.14 to Repligen Corporation’s Annual Report on form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.15	*	The Amended and Restated 2001 Repligen Corporation Stock Plan, Form of Restricted Stock Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on form 8-K filed on January 9, 2006 and incorporated herein by reference).

10.16	*	Repligen Executive Incentive Compensation Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on form 8-K filed on December 14, 2005 and incorporated herein by reference).

#10.17		Settlement Agreement by and between ChiRhoClin, Inc. and Repligen Corporation, and dated as of May 9, 2005 (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

§10.18+		License Agreement by and between The Scripps Research Institute and Repligen Corporation dated April 6, 2007.

23.1+		Consent of Ernst & Young LLP.

24.1+		Power of Attorney (included on signature page).

31.1+		Rule 13a-14(a)/15d-14(a) Certification.

31.2+		Rule 13a-14(a)/15d-14(a) Certification.

32.1+		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential treatment obtained as to certain portions.
§	Confidential treatment has been requested for portions of the exhibit and is pending clearance with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement
+	Filed herewith.

The exhibits listed above are not contained in the copy of the Annual Report on Form 10-K distributed to stockholders. Upon the request of any stockholder entitled to vote at the 2007 annual meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 41 Seyon Street, Waltham, MA 02453.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPLIGEN CORPORATION

By:	/S/ WALTER C. HERLIHY
Walter C. Herlihy Chief Executive Officer and President (Principal executive officer)
Date: June 8, 2007

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

Signature	Title	Date

/S/ ALEXANDER RICH Alexander Rich, M.D.	Co-Chairman of the Board of Directors	June 8, 2007

/S/ PAUL SCHIMMEL Paul Schimmel, Ph.D.	Co-Chairman of the Board of Directors	June 8, 2007

/S/ WALTER HERLIHY Walter C. Herlihy, Ph.D.	President, Chief Executive Officer and Director (Principal executive officer)	June 8, 2007

/S/ DANIEL W. MUEHL Daniel W. Muehl	Chief Financial Officer (Principal accounting and financial officer)	June 8, 2007

/S/ ROBERT J. HENNESSEY Robert J. Hennessey	Director	June 8, 2007

/S/ KAREN DAWES Karen Dawes	Director	June 8, 2007

/S/ THOMAS F. RYAN, JR. Thomas F. Ryan, Jr.	Director	June 8, 2007

EXHIBIT INDEX

Exhibit Number		Document Description

3.1		Restated Certificate of Incorporation dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

3.2		Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

3.3		Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

4.1		Specimen Stock Certificate filed as Exhibit 4.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

4.2	*	The Amended 1992 Repligen Corporation Stock Option Plan, as amended (filed as Exhibit 4.2 to Repligen Corporation’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

4.3		Rights Agreement, dated as of March 3, 2003, between Repligen Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to Repligen Corporation’s Form 8-K filed March 4, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

4.5	*	The Amended and Restated 2001 Repligen Corporation Stock Option Plan, adopted by the Stockholders on September 10, 2003 (filed as Appendix B to Repligen Corporation’s Definitive Proxy Statement on Schedule 14A dated July 22, 2003 and incorporated herein by reference)

10.1	*	Consulting Agreement, dated October 1, 1981, between Dr. Paul Schimmel and Repligen Corporation. (filed as Exhibit 10.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.2	*	Consulting Agreement, dated November 1, 1981, between Dr. Alexander Rich and Repligen Corporation. (filed as Exhibit 10.2 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.3	*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy (filed as Exhibit 10.3 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.4	*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche (filed as Exhibit 10.4 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.5	*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Daniel P. Witt (filed as Exhibit 10.5 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

#10.6		Patent Purchase Agreement dated as of March 9, 1999 among the Company and Autism Research Institute and Victoria Beck (filed as Exhibit 2.1 to Repligen Corporation’s Form 8-K/A filed June 15, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

#10.7		Manufacturing Transfer Agreement dated as of December 17, 1998 among the Company and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference) (SEC File No. 000-14656).

Exhibit Number	Document Description

#10.8	Supply Agreement dated as of May 26, 1999 by and between Repligen Corporation and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

#10.9	License Agreement dated as of July 24, 2000 with University of Michigan (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

10.10	Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference) (SEC File No. 000-14656).

#10.11	Wellstat/Repligen Settlement Agreement by and among The Regents of The University of California, Robert Naviaux and Repligen Corporation and dated as of November 16, 2004 (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference).

#10.12	Regents/Repligen Settlement Agreement by and between Wellstat Therapeutics Corporation (formerly Pro-Neuron, Inc.) and Repligen Corporation and dated as of November 16, 2004 (as Exhibit 10.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference).

#10.13	Amendment No. 1 to Supply Agreement between Amersham Biosciences and Repligen Corporation dated May 26, 1999, dated February 3, 2005, (SEC File No. 0-14656), (filed as Exhibit 10.13 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.14*	The Amended and Restated 2001 Repligen Corporation Stock Option Plan, Form of Incentive Stock Option Plan (filed as Exhibit 10.14 to Repligen Corporation’s Annual Report on form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.15*	The Amended and Restated 2001 Repligen Corporation Stock Plan, Form of Restricted Stock Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on form 8-K filed on January 9, 2006 and incorporated herein by reference).

10.16*	Repligen Executive Incentive Compensation Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on form 8-K filed on December 14, 2005 and incorporated herein by reference).

#10.17	Settlement Agreement by and between ChiRhoClin, Inc. and Repligen Corporation, and dated as of May 9, 2005 (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

§10.18+	License Agreement by and between The Scripps Research Institute and Repligen Corporation dated April 6, 2007.

23.1+	Consent of Ernst & Young LLP.

24.1+	Power of Attorney (included on signature page).

31.1+	Rule 13a-14(a)/15d-14(a) Certification.

31.2+	Rule 13a-14(a)/15d-14(a) Certification.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential treatment obtained as to certain portions.
§	Confidential treatment has been requested for portions of the exhibit and is pending clearance with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement
+	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Repligen Corporation

We have audited the accompanying balance sheets of Repligen Corporation as of March 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repligen Corporation as of March 31, 2007 and 2006, and the results of its operations, and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, on April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Repligen Corporation’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 6, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

June 6, 2007

REPLIGEN CORPORATION

BALANCE SHEETS

	March 31, 2007	March 31, 2006
Assets
Cash and cash equivalents	$7,726,505	$5,428,477
Marketable securities	14,900,840	13,447,600
Accounts receivable, less reserve of $10,000 for 2007 and 2006	1,143,694	593,725
Inventories	1,514,571	1,465,592
Prepaid expenses and other current assets	445,415	575,038

Total current assets	25,731,025	21,510,432

Property, plant and equipment, at cost:
Leasehold improvements	3,212,916	2,475,169
Equipment	2,353,667	1,769,367
Furniture and fixtures	191,356	186,874

	5,757,939	4,431,410
Less-accumulated depreciation and amortization	(2,613,081)	(2,074,049)

	3,144,858	2,357,361
Long-term marketable securities	—	4,531,548
Restricted cash	200,000	200,000

Total assets	$29,075,883	$28,599,341

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$1,161,504	$1,066,445
Accrued liabilities	2,175,739	1,869,349

Total current liabilities	3,337,243	2,935,794

Long-term liabilities	200,342	230,518
Total liabilities	3,537,585	3,166,312

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value authorized, 40,000,000 shares outstanding 30,477,635 shares at March 31, 2007 and 30,377,635 shares at March 31, 2006	304,776	303,776
Additional paid-in capital	182,916,856	181,985,274
Deferred compensation	—	(61,950)
Accumulated deficit	(157,683,334)	(156,794,071)

Total stockholders’ equity	25,538,298	25,433,029

Total liabilities and stockholders’ equity	$29,075,883	$28,599,341

See accompanying notes

REPLIGEN CORPORATION

STATEMENTS OF OPERATIONS

	Years ended March 31,
	2007	2006	2005
Revenue:
Product revenue	$13,073,894	$12,529,404	$9,360,309
Other revenue	1,000,345	382,000	—

Total revenue	14,074,239	12,911,404	9,360,309

Operating expenses: (1)
Cost of product revenue	3,614,837	3,550,861	3,887,802
Research and development	5,924,439	5,163,098	5,036,766
Selling, general and administrative	6,360,292	5,417,339	4,597,085

Total operating expenses	15,899,568	14,131,298	13,521,653

Loss from operations	$(1,825,329)	$(1,219,894)	$(4,161,344)

Investment income	947,547	750,156	427,770

Interest expense	(11,481)	(3,010)	—

Other income	—	1,169,608	750,000

Net income (loss)	$(889,263)	$696,860	$(2,983,574)

Basic and diluted (loss) earnings per share:	$(0.03)	$0.02	$(0.10)

Weighted average shares outstanding:
Basic	30,379,350	30,125,041	30,061,812

Diluted	30,379,350	30,690,941	30,061,812

(1) Includes non-cash stock-based compensation as follows:
Cost of product revenue	$25,655	$—	$—
Research and development	$228,597	$20,650	$23,603
Selling, general and administrative	$582,280	$—	$—

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

AUDITED

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Stockholders’ Equity
	Number of Shares	Amount
Balance at March 31, 2004	30,036,085	$300,361	$181,394,602	$(23,603)	$(154,507,357)	$27,164,003

Exercise of stock options	58,350	583	29,918	—	—	30,501
Compensation expense related to issuance of stock options	—	—	55,125	—	—	55,125
Amortization of deferred compensation	—	—	—	23,603	—	23,603
Net loss	—	—	—	—	(2,983,574)	(2,983,574)

Balance at March 31, 2005	30,094,435	$300,944	$181,479,645	$—	$(157,490,931)	$24,289,658

Issuance of common stock for services	25,000	250	85,500			85,750
Deferred compensation related to employee stock options	20,000	200	82,600	(82,600)		200
Amortization of deferred compensation				20,650		20,650
Exercise of stock options	238,200	2,382	337,529	—	—	339,911
Net income	—	—	—	—	696,860	696,860

Balance at March 31, 2006	30,377,635	$303,776	$181,985,274	$(61,950)	$(156,794,071)	$25,433,029

Reclassification of deferred compensation			(61,950)	61,950		—
Share-based compensation expense			836,532			836,532
Repurchase and retirement of treasury stock	(10,000)	(100)	100			—
Exercise of stock options	110,000	1,100	156,900			158,000
Net loss					(889,263)	(889,263)

Balance, March 31, 2007	30,477,635	$304,776	$182,916,856	$—	$(157,683,334)	$25,538,298

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF CASH FLOWS

AUDITED

	Years ended March 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income:	$(889,263)	$696,860	$(2,983,574)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Issuance of common stock for service	—	85,750	—
Depreciation and amortization	539,032	398,434	756,258
Stock-based compensation expense	836,532	20,650	23,603
Loss on disposal of assets	—	18,369	(20,000)
Bad debt reserve	—	(5,000)	—
Changes in assets and liabilities:
Accounts receivable	(549,969)	175,507	228,017
Inventories	(48,979)	(832,278)	246,067
Prepaid expenses and other current assets	106,827	133,906	(252,633)
Accounts payable	95,059	49,487	302,667
Accrued liabilities	346,419	(327,805)	577,203
Long-term liabilities	(30,176)	1,504	9,787

Net cash (used in) provided by operating activities	405,482	415,385	(1,112,605)

Cash flows from investing activities:
Purchases of marketable securities	(13,973,896)	(11,383,595)	(16,904,423)
Redemptions of marketable securities	17,075,000	13,583,000	17,301,991
Purchases of property, plant and equipment	(1,326,529)	(735,495)	(52,658)

Net cash provided by investing activities	1,774,575	1,463,910	344,910

Cash flows from financing activities:
Exercise of stock options	158,000	340,111	30,501
Principal payments under capital lease obligation	(40,029)	(7,609)	(4,802)

Net cash provided by financing activities	117,971	332,502	25,699
Net increase (decrease) in cash and cash equivalents	2,298,028	2,211,796	(741,996)
Cash and cash equivalents, beginning of period	$5,428,477	$3,216,681	$3,958,677

Cash and cash equivalents, end of period	$7,726,505	$5,428,477	$3,216,681

Supplemental disclosure of noncash activities:
Purchase of Capital Lease Equipment	$—	$133,261	$33,605

Reclassification of Deferred Compensation	$61,950	$—	$—

Recording of Deferred Compensation	$—	$82,600	$—

Disposal of fully depreciated equipment	$—	$109,339	$283,505

See accompanying notes

REPLIGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Nature of Business

Repligen Corporation (“Repligen” or the “Company”) is a biopharmaceutical company focused on the development of novel therapeutics for the treatment of diseases of the central nervous system. A number of drug development programs are currently being conducted to evaluate the Company’s naturally occurring drug candidates in diseases such as bipolar disorder and neurodegeneration. In addition, Repligen sells two commercial products, Protein A for monoclonal antibody purification and SecreFlo® for assessment of pancreatic disorders.

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

Revenue Recognition

The Company applies Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) to its revenue arrangements.

The Company generates product revenues from the sale of Protein A products to customers in the pharmaceutical and process chromatography industries and from the sale of SecreFlo® to hospital-based gastroenterologists. In accordance with SAB No. 104, the Company recognizes revenue related to product sales upon delivery of the product to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Determination of whether these criteria have been met are based on management’s judgments primarily regarding the fixed nature of the fee charged for product delivered, and the collectibility of those fees. The Company has a few longstanding customers who comprise the majority of product revenue and have excellent payment history. The Company has had no significant write-offs of uncollectible invoices in the periods presented. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

At the time of sale, the Company also evaluates the need to accrue for warranty and sales returns. The supply agreements the Company has with its customers and related purchase orders identify the terms and conditions of each sale and the price of the goods ordered. Due to the nature of the sales arrangements, inventory produced for sale is tested for quality specifications prior to shipment. Since the product is manufactured to order and in compliance with required specifications prior to shipment, the likelihood of sales return, warranty or other issues is largely diminished. Sales returns and warranty issues are infrequent and have had nominal impact on the Company’s financial statements historically. Should changes in conditions cause management to determine that warranty, returns or other sale-related reserves are necessary for certain future transactions, revenue recognized for any reporting period could be adversely affected.

During the fiscal year ended March 31, 2007, the Company recognized $825,000 of revenue from a sponsored research and development project under an agreement with the Stanley Medical Research Institute (SMRI). Research revenue is recognized on a cost plus fixed-fee basis when the expense has been incurred and services have been performed. Determination of which costs incurred qualify for reimbursement under the terms of the contractual agreement and the timing of when such costs were incurred involves the judgment of management. The Company believes its calculations are based upon the agreed-upon terms as stated in the arrangement. However, should the estimated calculations change or be challenged by SMRI, research revenue may be adjusted in subsequent periods. The calculations have not historically changed or been challenged and the Company does not anticipate any subsequent change in its revenue related to this sponsored research and development project.

Additionally, during fiscal year 2007, the Company earned and recognized approximately $175,000 in royalty revenue from ChiRhoClin, Inc. Revenues earned from ChiRhoClin royalties are recorded in the periods when they are earned based on royalty reports sent by ChiRhoClin to the Company.

There have been no material changes to the Company’s initial estimates related to revenue recognition in any periods presented in the accompanying financial statements.

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

Cash Equivalents & Marketable Securities

The Company applies SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At March 31, 2007, the majority of the Company’s cash equivalents and marketable securities are classified as held-to-maturity investments as the Company has the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year.

At March 31, 2007, marketable securities also include investment grade auction rate securities, which provide higher yields than money market and other cash equivalent investments. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold, which creates a highly liquid market for these securities. The Company does not intend to hold these securities to maturity, but rather to use the securities to provide liquidity as necessary. Auction rate securities are classified as available-for-sale and reported at fair value. Due to the reset feature and their carrying value equaling their fair value, there are no unrealized gains or losses from these short-term investments.

Cash equivalents and marketable securities consist of the following at March 31, 2007 and 2006:

	As of March 31,		Unrealized Holding Loss Year Ended March 31,
	2007	2006	2007	2006
Cash and cash equivalents	$7,726,505	$5,428,477	$—	$—
Marketable securities:
U.S. Government and agency securities	3,460,665	8,048,129	(8,273)	(64,571)
Auction Rate Securities	475,000	1,075,000	—	—
Corporate and other debt securities	10,965,175	4,324,471	(9,877)	—

	$14,900,840	$13,447,600	$(18,150)	$(64,571)

Long-term marketable securities:
U.S. Government and agency securities	—	1,900,000	—	(25,328)
Corporate and other debt securities	—	2,631,548	—	(38,915)

	$—	$4,531,548	$—	$(64,243)

Restricted cash of $200,000 is related to the Company’s facility lease obligation.

*	Average of remaining maturity of approximately 5 months at March 31, 2007. Assumes auction rate maturity set at date of next auction

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments which represent cash, marketable securities, and accounts receivable generally approximate fair value due to the short-term nature of these instruments.

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. The Company’s cash equivalents and marketable securities are invested in financial instruments with high credit ratings and by policy limits the amount of its credit exposure to any one issue, issuer, (with the exception of U.S. treasury obligations) and type of instrument. At March 31, 2007, the Company has no items such as those associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. The Company maintains reserves for the potential write-off of accounts receivable. To date, the Company has not written off any significant accounts. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Years Ended March 31,
	2007	2006	2005
Customer A	49%	49%	54%
Customer B	* %	* %	10%
Customer C	23%	26%	13%

*	Represents less than 10% of total revenue for the period

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable balances are as follows:

	As of March 31,
	2007		2006
Customer A	15%		25%
Customer B	*	%	13%
Customer C	*	%	11%
Customer D	47%		25%

*	Did not represent 10% of total accounts receivable at March 31, 2007

Inventories

Inventories relate to the Company’s Protein A business. The Company values inventory at cost or, if lower, fair market value. Repligen determines cost using the first-in, first-out method. The Company reviews its inventories at least quarterly and records a provision for excess and obsolete inventory based on its estimates of expected sales volume, production capacity and expiration dates of raw materials, work-in process and finished goods. Expected sales volumes are determined based on supply forecasts provided by key customers for the next three to twelve months. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of goods sold. Manufacturing of Protein A finished goods is done to order and tested for quality specifications prior to shipment.

A change in the estimated timing or amount of demand for our products could result in additional provisions for excess inventory quantities on hand. Any significant unanticipated changes in demand or unexpected quality failures could have a significant impact on the value of inventory and reported operating results. During all periods presented in the accompanying financial statements, there has been no material adjustments related to a revised estimate of inventory valuations.

Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories at March 31, 2007 and 2006 consist of the following:

	As of March 31,
	2007	2006
Raw materials	$733,112	$600,948
Work-in process	616,519	596,386
Finished goods	164,940	268,258

Total	$1,514,571	$1,465,592

Depreciation and Amortization

Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the asset as follows:

Description	Estimated Useful Life
Leasehold improvements	Shorter of term of the lease or estimated useful life
Equipment	3-5 years
Furniture and fixtures	5 years

The Company recorded depreciation and amortization of property, plant and equipment expense of $539,032, $398,434 and $363,738 in 2007, 2006 and 2005, respectively. Depreciation of assets under capital leases is included in depreciation and amortization. The amount of depreciation recorded for assets under capital lease agreements for fiscal years 2007, 2006, and 2005 was $41,850, $16,268 and $4,721, respectively.

Earnings Per Share

The Company applies the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 128, “Presenting Earnings Per Share.” Basic earnings per share for the periods ended March 31, 2007, 2006 and 2005 were computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method in accordance with SFAS No. 128. Dilutive potential common shares include outstanding stock options.

Basic and diluted weighted average shares outstanding were as follows:

	Twelve Months Ended March 31,
	2007	2006	2005
Weighted average common shares outstanding	30,379,350	30,125,041	30,061,812
Dilutive common stock options	—	565,900	—

Weighted average common shares outstanding, assuming dilution	30,379,350	30,690,941	30,061,812

Diluted weighted average shares outstanding for 2007 does not include the potential common shares for stock options because to do so would be antidilutive. Accordingly, basic and diluted net loss per share is the same. The number of potential common shares excluded from the calculation of diluted earnings per share during the year ended March 31, 2007 was 2,292,750.

For the year ended March 31, 2006, options to purchase 955,400 shares were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares.

Diluted weighted average shares outstanding for 2005 do not include the potential common shares from warrants and stock options because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share is the same. The number of potential common shares excluded from the calculation of diluted earnings per share during the year ended March 31, 2005 was 2,166,900.

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

The following table represents the Company’s revenue by geographic area (based on the location of the customer):

	Year Ended March 31,
	2007	2006	2005
Europe	52%	51%	56%
United States	47%	48%	43%
Other	1%	1%	1%

Total	100%	100%	100%

The following table represents the Company’s product revenue by product type:

	Year ended March 31,
	2007	2006	2005
Protein A	$11,127	$10,540	$7,134
SecreFlo®	1,947	1,989	2,189
Other product revenue	—	—	37

Product revenue	$13,074	$12,529	$9,360

As of March 31, 2007 and 2006 all of the Company’s assets are located in the United States.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its evaluation of the Interpretation, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value, creates a framework for measuring fair value, and expands disclosure requirements about such fair value measurements. SFAS No. 157 is effective for our first quarter of 2008. Management does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. FASB has indicated it believes that SFAS No. 159 helps to mitigate this type of accounting- induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. For example, SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157), and FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107). SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company has not yet completed its evaluation of the Interpretation, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95,” (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value over the requisite service period. Pro forma disclosure is no longer an alternative. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB No. 107”), which expressed the views of the SEC regarding the interaction between SFAS No. 123(R) and certain rules and regulations of the SEC. SAB No. 107 provides guidance related to the valuation of share-based payment arrangements for public companies, including assumptions such as expected volatility and expected term.

Prior to the adoption of SFAS No. 123(R), the Company applied SFAS No. 123, Accounting for Stock-Based Compensation , amended by SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure , which allowed companies to apply the existing accounting rules under APB Opinion No. 25. Pursuant to APB Opinion No. 25, the Company accounted for its stock-based awards to employees using the intrinsic-value method, under which compensation expense was measured on the date of grant as the difference between the fair value of the Company’s common stock and the option exercise price multiplied by the number of options granted. Generally, the Company granted stock options with exercise prices equal to the estimated fair value of its common stock; however, to the extent that the fair value of the common stock exceeded the exercise price of stock options granted to employees on the date of grant, the Company recorded deferred compensation and amortized the expense over the vesting schedule of the options, generally four years. During the years ended March 31, 2006 and 2005, in accordance with APB Opinion No. 25, the Company recorded deferred stock-based compensation resulting from the grant of employee stock options with an exercise price less than the fair value of common stock. As of March 31, 2006, the Company had $61,950 of deferred stock-based compensation remaining to be amortized. Upon the adoption of SFAS No. 123(R) on April 1, 2006, the deferred stock-based compensation balance was netted against additional paid-in capital on the consolidated balance sheet and statement of stockholders equity.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Plans for the fiscal years ended March 31, 2005 and 2006. Since stock-based compensation expense for the fiscal years ended March 31, 2007 was calculated under the provisions of SFAS No. 123R, there is no disclosure of pro forma net income and net income per share for that period. For purposes of the pro forma disclosure for the fiscal years ended March 31, 2005 and 2006 set forth in the table below, the value of the options is estimated using a Black-Scholes option pricing model and amortized on a straight-line basis to expense over the options’ vesting periods.

	Year ended
	March 31, 2006	March 31, 2005
Net income (loss) as reported	$696,860	$(2,983,574)
Add: Stock-based employee compensation cost included in reported net income (loss)	20,650	8,042
Deduct: Stock-based employee conpensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(745,043)	(980,240)
Pro forma net (loss)	$(27,533)	$(3,955,772)

Basic and diluted net income (loss) per common share, as reported	$0.02	$(0.10)

Basic and diluted net income (loss) per common share, as pro forma	$—	$(0.13)

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method. Under this transition method, compensation cost recognized in the statement of operations for the fiscal year ended March 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 adjusted for estimated forfeitures and (b) compensation cost for all share-based payments granted, modified or settled subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

For the fiscal year ended March 31, 2007, the Company recorded stock-based compensation expense of approximately $837,000 for stock options granted under the Amended and Restated 2001 Repligen Corporation Stock Plan. Basic and diluted earnings per share amounts for the fiscal year ended March 31, 2007 were decreased by $0.03 as a result of the adoption of SFAS No. 123(R).

The Company currently has the following stock-based employee compensation plans which are subject to the provisions of SFAS No. 123(R): the 1992 Repligen Corporation Stock Option Plan, as amended, and the Amended and Restated 2001 Repligen Corporation Stock Plan (collectively, the “Plans”). The 1992 Repligen Corporation Stock Option Plan expired on September 14, 2001, though this had no impact on outstanding option grants. Options granted prior to the date of termination remain outstanding and may be exercised in accordance with their terms.

The Plans allow for the granting of incentive and nonqualified options and restricted stock and other equity awards to purchase shares of Common Stock. Historically, incentive options granted to employees under the Plans generally vested over a four to five-year period, with 20%-25% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plans generally vest over one year. Options granted under the

Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s Common Stock on the date of grant. At March 31, 2007, options to purchase 1,424,250 shares were outstanding under the Amended and Restated 2001 Repligen Corporation Plan and 868,500 were outstanding under the 1992 Repligen Corporation Stock Option Plan. At March 31, 2007, 420,109 shares were available for future grant under the Amended and Restated 2001 Repligen Corporation Stock Plan.

The Company uses the Black-Scholes option pricing model to calculate the fair value on the grant date of stock-based compensation for stock options granted under the Plans. The fair value of stock options granted during the fiscal years ended March 31, 2007 and March 31, 2006 were calculated using the following estimated weighted- average assumptions:

Year ended
	March 31, 2007	March 31, 2006	March 31, 2005
Expected term (years)	6.5	7	7
Volatility	77.24%-91.86%	90.79%-94.41%	94.17%-95.38%
Risk-free interest rate	4.44%-5.07%	3.83%-4.58%	3.76%-4.29%
Expected dividend yield	—	—	—

Expected term—The expected term of options granted represents the period of time for which the options are expected to be outstanding and is derived from the Company’s historical stock option exercise experience and option expiration data. For option grants made subsequent to the adoption of SFAS No. 123R, the expected life of stock options granted is based on the simplified method allowable under SAB No. 107. Accordingly, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. In addition, for purposes of estimating the expected term, the Company has aggregated all individual option awards into one group as the Company does not expect substantial differences in exercise behavior among its employees.

Expected volatility— The expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of options granted. The Company determines the expected volatility solely based upon the historical volatility of the Company’s Common Stock over a period commensurate with the option’s expected term. The Company does not believe that the future volatility of its Common Stock over an option’s expected term is likely to differ significantly from the past.

Risk-free interest rate— The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

Expected dividend yield—The Company has never declared or paid any cash dividends on any of its capital stock and does not expect to do so in the foreseeable future. Accordingly, the Company uses an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

The Company recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. Forfeitures represent only the unvested portion of a surrendered option. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures upon occurrence as permitted under SFAS No. 123. Based on an analysis of historical data, the Company has calculated an 8% annual forfeiture rate for non-director level employees, a 3% annual forfeiture rate for director- level employees, and a 0% forfeiture rate for non-employee members of the Board of Directors, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Information regarding option activity for the year ended March 31, 2007 under the Plans is summarized below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousand)
Options outstanding at March 31, 2004	2,051	$3.01

Granted	340	2.56
Exercised	(58)	0.52
Forfeited/Cancelled	(191)	3.07

Options outstanding at March 31, 2005	2,142	3.00

Granted	629	3.04
Exercised	(238)	1.36
Forfeited/Cancelled	(130)	3.13

Options outstanding at March 31, 2006	2,403	3.17

Granted	210	2.98
Exercised	(110)	1.43
Forfeited/Cancelled	(210)	3.03

Options outstanding at March 31, 2007	2,293	$3.25	5.39	$1,485

Options exercisable at March 31, 2007	1,564	$3.28	4.13	$1,209

Vested and expected to vest at March 31, 2007 (1)	2,235	$2.63	5.29	$1,468

(1)	This represents the number of vested options as of March 31, 2007 plus the number of unvested options expected to vest as of March 31, 2007 based on the unvested outstanding options at March 31, 2007 adjusted for the estimated forfeiture rate of 8% for awards granted to non-director level employees and 3% for awards granted to director level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the Common Stock on March 30, 2007 of $3.16 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 30, 2007.

The weighted average grant date fair value of options granted during the fiscal year ended March 31, 2007 was $2.31. The total fair value of stock options that vested during the fiscal year ended March 31, 2007 and 2006 was approximately $869,000 and $871,000, respectively. The total intrinsic value of options exercised during the years ended March 31, 2007 2006 and 2005 was $189,800, $852,152, and $95,563, respectively, determined as of the date of exercise. The Company received $158,000, $340,111 and $30,501 from stock option exercises during the years ended March 31, 2007, 2006 and 2005, respectively.

As of March 31, 2007, there was $1,275,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.86 years. The Company expects approximately 671,000 of unvested outstanding options to vest over the next five years.

The range of exercise prices for options outstanding and exercisable as of March 31, 2007 are as follows:

Outstanding as of March 31, 2007				Exercisable as of March 31, 2007
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise price	Number of Shares	Weighted Average Exercise price
$0.00 - $1.24	17,000	2.99	$1.01	17,000	$1.01
$1.25 - $2.49	858,000	3.72	1.64	687,900	1.59
$2.50 - $3.73	868,250	6.64	3.04	480,200	3.03
$3.74 - $4.98	134,500	8.54	4.19	39,700	4.23
$4.99 - $6.22	196,000	5.98	5.53	119,999	5.54
$6.23 - $7.47	5,000	3.47	7.19	5,000	7.19
$7.48 - $8.56	214,000	4.69	7.93	214,000	7.93

	2,292,750	5.39	$3.25	1,563,799	$3.28

3.	Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” The Company did not record a tax provision for the years ended March 31, 2007, 2006 and 2005 as the Company did not generate taxable income.

At March 31, 2007, the Company had net operating loss carryforwards for income tax purposes of approximately $100,130,000. The Company also had available tax credit carryforwards of approximately $5,270,000 at March 31, 2007 to reduce future federal income taxes, if any. Federal and state net operating losses of approximately $9,004,000, $7,689,000 and $7,390,000 expired in fiscal 2007, 2006 and 2005, respectively. The net operating loss and tax credit carryforwards will continue to expire at various dates. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

Deferred tax assets consist of the following:

	As of March 31,
	2007	2006
Temporary differences	$6,580,000	$7,420,000
Operating loss carryforwards	40,060,000	42,520,000
Tax credit carryforwards	5,270,000	5,590,000

	51,910,000	55,530,000
Valuation allowance	(51,910,000)	(55,530,000)

	$—	$—

A full valuation allowance has been provided, as it is uncertain if the Company will realize its deferred tax assets.

A reconciliation of the federal statutory rate to the effective income tax rate from operations for fiscal years ended March 31, 2007, 2006 and 2005 is as follows:

	Years Ended March 31,			Years Ended March 31,
	2007	2006	2005	2007	2006	2005
Tax at U.S. statutory rate	$(302,350)	$(237,000)	$(1,014,000)	34.00%	34.00%	34.00%
State taxes, net of federal benefit	—	—	—	0.00%	0.00%	0.00%
Permanent differences, net of federal benefit	152,887	(5,000)	6,000	(17.00)%	0.08%	(0.20)%
Change in valuation allowance	(149,463)	(242,000)	1,008,000	(17.00)%	(34.08)%	(33.80)%

Income tax expense	$—	$—	$—	0.00%	0.00%	0.00%

4.	Stockholders’ Equity

Common Stock and Warrants

At March 31, 2007, the Company has reserved 2,712,859 shares of common stock for incentive and nonqualified stock option plans.

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

Lease Commitments

In 2001, the Company entered into a ten-year lease agreement for its corporate headquarters in Waltham, Massachusetts. In connection with this lease agreement, the Company issued a letter of credit in the amount of $200,000 to its landlord. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is classified as restricted cash in the accompanying balance sheet as of March 31, 2007 and 2006. The Company signed a lease in April 2007 for 2,500 square feet of space in Waltham, Massachusetts for off-site storage of materials. The lease expires in March 2012.

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

Obligations under non-cancelable operating leases and capital equipment leases, including the facility lease discussed above, as of March 31, 2007 are approximately as follows:

Years Ending March 31,	Operating Lease	Capital Lease
2008	$449,000	48,870
2009	455,000	48,870
2010	473,000	45,209
2011	473,000	—
Thereafter	361,000	—

Minimum lease payments	$2,211,000	$142,949

Less amount representing interest		(17,648)
Present value of future lease payment		125,301

Less current portion		(48,870)
Noncurrent obligation under capital leases		$76,431

Rent expense charged to operations under operating leases was approximately $389,000 for each of the years ended March 31, 2007, 2006 and 2005. As of March 31, 2007 and 2006 the Company had deferred rent liability of $119,000 and $120,000, respectively related to the Waltham facility.

Licensing and Research Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements which require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. The Company has recorded research and development expense associated with license agreements of $87,000, $114,000 and $55,000, for the years ended March 31, 2007, 2006 and 2005, respectively.

Supply Agreements

The Company has entered into an agreement with a manufacturer for certain components of its Protein A product. The Company has remaining purchase obligations of approximately $298,000 associated with this agreement for the year ended March 31, 2008. The Company relies on a sole manufacturer for its SecreFlo® product. This reliance exposes it to a number of risks, including reduced control over manufacturing capacity, delivery times, inadequate inventory levels which could lead to product shortage or charges for excess or obsolete inventory.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	As of March 31,
	2007	2006
Prepaid insurance	$124,376	$115,591
Equipment and services	71,656	221,565
Interest receivable	167,483	188,751
Clinical and research expenses.	47,636	32,829
Other	34,264	16,302

	$445,415	$575,038

7.	Accrued Liabilities

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. These principles require that the Company estimate accrued liabilities. This process involves identifying services, which have been performed on the company’s behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date. Examples of estimated accrued expenses include: 1) Fees paid to contract manufacturers in conjunction with the production of clinical materials. These expenses are normally determined through a contract or purchase order issued by the Company; 2) Service fees paid to organizations for their performance in conducting clinical trials. These expenses are determined by contracts in place for those services and communications with project managers on costs which have been incurred as of each reporting date; 3) Professional and consulting fees incurred with law firms, audit and accounting service providers and other third party consultants. These expenses are determined by either requesting those service providers to estimate unbilled services at each reporting date for services incurred, or tracking costs incurred by service providers under fixed fee arrangements. The Company has processes in place to estimate the appropriate amounts to record for accrued liabilities, which principally involve the applicable personnel reviewing the services provided. In the event that the Company does not identify certain costs which have begun to be incurred or the Company under or over-estimates the level of services performed or the costs of such services, the reported expenses for that period may be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often judgmental. The Company makes these judgments based upon the facts and circumstances known at the date of the financial statements.

A change in the estimated cost or volume of services provided could result in additional accrued liabilities. Any significant unanticipated changes in such estimates could have a significant impact on our accrued liabilities and reported operating results. There has been no material adjustments to our accrued liabilities in any of the periods presented in the accompanying financial statements.

Accrued liabilities consist of the following:

	As of March 31,
	2007	2006
Royalty expenses	$56,529	$—
Payroll & payroll related costs	557,100	474,923
Research & development costs	602,615	436,016
Professional and consulting costs	400,474	320,694
Other accrued expenses	122,836	62,767
Unearned revenue	127,170	38,599
Other current liabilities	309,015	536,350

	$2,175,739	$1,869,349

In February 2004, the Company terminated its Licensing Agreement with ChiRhoClin. On May 9, 2005, Repligen entered into a Settlement Agreement with ChiRhoClin, Inc., in full settlement of their arbitration proceedings described below. Repligen determined that it was not required to pay approximately $1,170,000 of unremitted and accrued royalties to ChiRhoClin. This was recorded as other income in the quarter ended June 30, 2005. Under the terms of the Agreement, Repligen also received a payment of $750,000 and will be entitled to continue to market SecreFlo®, for the next few years under a royalty structure more favorable to Repligen than under the Licensing Agreement. ChiRhoClin is obligated to deliver a certain amount of SecreFlo®, to Repligen over the next few years. This payment of $750,000 was recorded as “Accrued Liabilities” at the time of settlement. The adoption of EITF 02-16 Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16) has resulted in the Company reducing cost of goods sold as future inventory purchased from ChiRhoClin is sold. Other current liabilities as of March 31, 2007 includes $269,052 related to ChiRhoClin settlement which will be relieved as a reduction to cost of good sold as future inventory purchased from ChiRhoClin is sold.

8.	Employee Benefit Plan

The Repligen Corporation 401(k) Savings and Retirement Plan (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 who have completed four months of service are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to match a portion of the employees’ contributions up to a defined maximum. The match is calculated on a calendar year basis. The Company matched $31,353, $27,278 and $34,245, for the fiscal years ended March 31, 2007, 2006, and 2005 respectively. Forfeitures of previous participants partially funded contributions for fiscal year 2007. Forfeitures of previous participants completely funded contributions for fiscal years 2006 and 2005 and as a result had no impact on the Company’s operations.

9.	Related Party Transaction

Repligen paid Drs. Schimmel and Rich, the Co-Chairmen of the Board of Directors, $49,200 and $43,200, respectively, during each of the fiscal years ended March 31, 2007, 2006 and 2005 pursuant to consulting agreements, which have similar terms. These agreements are automatically extended for successive one-year terms unless terminated by either party to the agreement at least 90 days prior to the next anniversary date. Dr. Schimmel’s agreement continues until September 30, 2007 and Dr. Rich’s agreement continues until October 31, 2007. Dr. Schimmel will retire from the Board as of the next annual meeting in September 2007. Dr. Rich has advised Repligen that he has no present intention of terminating his agreement. Drs. Schimmel and Rich receive no separate cash compensation for attendance at meetings or otherwise as directors.

10.	Legal Proceedings

ImClone Systems

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

From time to time, we may be subject to legal proceedings and claims, in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on the business, financial condition or results of operations.

11.	Subsequent Event

On April 6, 2007 Repligen Corporation entered into an exclusive worldwide commercial license agreement with The Scripps Research Institute (“Scripps”). Pursuant to the Agreement, the Company obtained a license to use, commercialize and sublicense certain patented technology and improvements thereon, owned or licensed by Scripps, relating to compounds which may have utility in treating Friedreich’s Ataxia, an inherited neurodegenerative disease. Research in tissues derived from patients, as well as, in mice, indicates that the licensed compounds increase production of the protein frataxin, which suggests potential utility of these compounds in slowing or stopping progression of the disease. There is currently no treatment for Friedreich’s ataxia.

Pursuant to the Agreement, the Company agreed to pay Scripps an initial license fee of $300,000, certain royalty and sublicense fees and, in the event the Company achieves specified developmental and commercial milestones, certain additional milestone payments. In addition, the Company issued Scripps 87,464 shares of the Company’s common stock (the “Shares”) representing $300,000 as of the Effective Date. If the value of the Shares does not equal at least $300,000 on the one-year anniversary of the Effective Date, the Company shall make a cash payment to Scripps equal to the difference between the actual total value of the Shares on the one-year anniversary of the Effective Date and the Effective Date. The Company issued the Shares in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Shares were issued exclusively to Scripps as an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D) without general solicitation or advertising and did not involve a public offering.

The Agreement expires or may be terminated (i) when all of the royalty obligations under the Agreement expire; (ii) at any time by mutual written consent; (iii) by Scripps if the Company (a) fails to make payments under the Agreement, (b) fails to achieve certain developmental and commercial objectives, (c) becomes insolvent, (d) is convicted of a felony relating the manufacture, use or sale of the licensed technology or (e) defaults in its performance under the Agreement; or (iv) by the Company upon 90 days written notice.

12.	Selected Quarterly Financial Data (Unaudited)

The following table contains Statements of Operations information for each quarter of fiscal 2007 and 2006. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Q4 FY07	Q3 FY07	Q2 FY07	Q1 FY07	Q4 FY06	Q3 FY06	Q2 FY06	Q1 FY06
	(in thousands, except per share amounts)
Revenue:
Product revenue	$3,397	$3,633	$2,680	$3,364	$2,842	$2,958	$2,716	$4,013
Research revenue	302	249	185	264	42	30	84	226

Total revenue	3,699	3,882	2,865	3,628	2,884	2,988	2,800	4,239
Operating expenses:
Cost of revenue	902	805	915	993	889	817	872	973
Research and development	1,452	1,674	1,583	1,215	1,412	1,236	1,325	1,190
Selling, general and administrative	1,696	1,660	1,463	1,541	1,597	1,341	1,283	1,196

Total operating expenses	4,050	4,139	3,961	3,749	3,898	3,394	3,480	3,359
Income (loss) from operations	(351)	(257)	(1,096)	(121)	(1,014)	(406)	(680)	880
Investment income	247	240	236	225	198	204	212	136
Interest expense	(3)	(3)	(3)	(3)	(3)
Other income	—	—	—	—	—	—	—	1,170

Net income (loss)	$(107)	$(20)	$(863)	$101	$(819)	$(202)	$(468)	$2,186

Earning per share:
Basic	$(0.00)	$(0.00)	$(0.03)	$(0.00)	$(0.03)	$(0.01)	$(0.02)	$0.07

Diluted	$(0.00)	$(0.00)	$(0.03)	$(0.00)	$(0.03)	$(0.01)	$(0.02)	$0.07

Weighted average shares outstanding:
Basic	30,420	30,376	30,364	30,358	30,202	30,105	30,098	30,094

Diluted	30,420	30,376	30,364	30,828	30,202	30,105	30,098	30,399

13.	Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions	Reversal without Utilization	Balance at End of Period
Allowance for Doubtful Accounts:
2005	$35,000	—	$20,000	$15,000
2006	$15,000	—	$5 ,000	$10,000
2007	$10,000	—	$—	$10,000