Form 10-Q
period 2007-09-30
REPLIGEN CORP
filed 2007-11-09
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐        Accelerated filer ☑         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2007.

Class	Number of Shares
Common Stock, par value $.01 per share	30,916,534

REPLIGEN CORPORATION

REPLIGEN CORPORATION

BALANCE SHEETS

(Unaudited)

	September 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$38,415,731	$7,726,505
Marketable securities	21,119,376	14,900,840
Accounts receivable, less reserve of $10,000	2,591,995	1,143,694
Inventories	1,667,190	1,514,571
Prepaid expenses and other current assets	517,981	445,415

Total current assets	64,312,273	25,731,025

Property, plant and equipment, at cost:
Leasehold improvements	3,243,901	3,212,916
Equipment	2,683,583	2,353,667
Furniture and fixtures	204,374	191,356

	6,131,858	5,757,939
Less: Accumulated depreciation and amortization	(3,002,520)	(2,613,081)

	3,129,338	3,144,858
Long-term marketable securities	3,160,990	—
Restricted cash	200,000	200,000

TOTAL ASSETS	$70,802,601	$29,075,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,184,065	$1,161,504
Accrued expenses and other current liabilities	2,618,363	2,175,739

Total current liabilities	3,802,428	3,337,243
Long-term liabilities	178,763	200,342

Total liabilities	3,981,191	3,537,585

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, issued or outstanding: none	—	—
Common stock, $.01 par value; authorized: 40,000,000 shares, issued and outstanding: 30,891,734 shares at September 30, 2007 and 30,477,635 shares at March 31, 2007	308,917	304,776
Additional paid-in capital	183,649,771	182,916,856
Accumulated deficit	(117,137,278)	(157,683,334)

Total stockholders’ equity	66,821,410	25,538,298

Total liabilities and stockholders’ equity	$70,802,601	$29,075,883

The accompanying notes are an integral part of these financial statements.

REPLIGEN CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Revenue:
Product revenue	$5,156,348	$2,679,576	$10,887,824	$6,043,474
Other revenue	195,973	185,244	443,315	449,514

Total revenue	5,352,321	2,864,820	11,331,139	6,492,988
Operating expenses: (1)
Cost of product revenue	1,412,428	914,955	3,126,727	1,907,971
Research and development	1,153,995	1,583,058	3,291,320	2,797,640
Selling, general and administrative	2,185,799	1,462,854	4,327,930	3,004,416
Net gain from litigation settlement (Note 13)	(40,170,000)	—	(40,170,000)	—

Total operating expenses	(35,417,778)	3,960,867	(29,424,023)	7,710,027
Income (loss) from operations	40,770,099	(1,096,047)	40,755,162	(1,217,039)
Investment income	365,900	235,739	623,267	460,475
Interest expense	(2,451)	(3,011)	(4,902)	(6,021)

Income (loss) before taxes	41,133,548	(863,319)	41,373,527	(762,585)
Income tax provision	827,471	—	827,471	—

Net income (loss)	$40,306,077	$(863,319)	$40,546,056	$(762,585)

Earnings (loss) per share:
Basic	$1.31	$(0.03)	$1.32	$(0.03)

Diluted	$1.29	$(0.03)	$1.30	$(0.03)

Weighted average shares outstanding:
Basic	30,767,384	30,364,250	30,667,249	30,360,943

Diluted	31,224,386	30,364,250	31,150,073	30,360,943

(1) Includes non-cash stock-based compensation as follows:
Cost of product revenue	$5,336	$6,589	$12,366	$12,561
Research and development	(1,757)	58,628	53,309	110,823
Selling, general and administrative	68,003	190,260	192,481	380,626

The accompanying notes are an integral part of these financial statements.

REPLIGEN CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$40,546,056	$(762,585)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Issuance of common stock for license	300,000	—
Depreciation and amortization	389,439	252,402
Stock-based compensation expense	258,156	504,010
Changes in assets and liabilities:
Accounts receivable	(1,448,301)	(606,883)
Inventories	(152,619)	496,846
Prepaid expenses and other current assets	(130,336)	146,927
Accounts payable	22,561	(206,827)
Accrued expenses and other current liabilities	445,554	(89,564)
Long-term liabilities	(21,579)	(107,160)

Net cash provided by (used in) operating activities	40,208,931	(372,834)

Cash flows from investing activities:
Purchases of marketable securities	(18,521,756)	(7,042,217)
Redemptions of marketable securities	9,200,000	8,475,000
Purchases of property, plant and equipment	(373,919)	(1,023,876)

Net cash (used in) provided by investing activities	(9,695,675)	408,907

Cash flows from financing activities:
Exercise of stock options	178,900	18,800
Principal payments under capital lease obligations	(2,930)	(4,054)

Net cash provided by financing activities	175,970	14,746

Net increase in cash and cash equivalents	30,689,226	50,819
Cash and cash equivalents, beginning of period	7,726,505	5,428,477

Cash and cash equivalents, end of period	$38,415,731	$5,479,296

Supplemental disclosure of noncash activities:
Non-cash purchase of equipment through capital lease obligations	$—	$140,869

Non-cash tender of common stock to exercise stock options	$564,003	$—

The accompanying notes are an integral part of these financial statements.

REPLIGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The financial statements included herein have been prepared by Repligen Corporation (the “Company”, “Repligen” or “we”) in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for quarterly reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our Form 10-K for the year ended March 31, 2007.

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal, recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

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

The Company applies Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB 104”), to its revenue arrangements.

The Company generates product revenues from the sale of Protein A products to customers in the pharmaceutical and process chromatography industries and from the sale of SecreFlo® to hospital-based gastroenterologists. In accordance with SAB 104, the Company recognizes revenue related to product sales upon delivery of the product to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Determination of whether these criteria have been met are based on management’s judgments primarily regarding the fixed nature of the fee charged for product delivered, and the collectibility of those fees. The Company has a few longstanding customers who comprise the majority of product revenue and have excellent payment history. The Company has had no significant write-offs of uncollectible invoices in the periods presented. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

During the six-month period ended September 30, 2007, the Company recognized approximately $340,000 of revenue from a sponsored research and development project with the Stanley Medical Research Institute (“SMRI”). Research revenue is recognized on a cost plus fixed-fee basis when the expense has been incurred and services have been performed. Determination of which costs incurred qualify for reimbursement under the terms of the contractual agreement and the timing of when such costs were incurred involves the judgment of management. The Company believes its calculations are consistent with the agreed-upon terms as stated in the arrangement. However, should the estimated calculations change or be challenged by SMRI, research revenue may be adjusted in subsequent periods. The calculations have not historically changed or been challenged and the Company does not anticipate any subsequent change in its revenue related to this sponsored research and development project.

Additionally, during the six-month period ended September 30, 2007, the Company earned and recognized approximately $103,000 in royalty revenue from ChiRhoClin. Revenues earned from ChiRhoClin royalties are recorded in the periods when they are earned based on royalty reports sent by ChiRhoClin to the Company.

There have been no material changes to the Company’s initial estimates related to revenue recognition in any periods presented in the accompanying financial statements.

3.	Earnings (Loss) Per Share

We follow the provisions of Statement of Financial Accounting Standard or SFAS No. 128, “Earnings Per Share,” (“SFAS 128”). Basic earnings per share for the three and six-month periods ended September 30, 2007 and 2006 were computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method in accordance with SFAS 128. Dilutive potential common shares include outstanding stock options.

Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Weighted average common shares	30,767,384	30,364,250	30,667,249	30,360,943
Dilutive common stock options	457,002	—	482,824	—

Weighted average common shares, assuming dilution	31,224,386	30,364,250	31,150,073	30,360,943

Options to purchase 403,800 and 396,800 shares of our common stock were excluded from the calculation of diluted earnings per share for the three and six-month periods ended September 30, 2007, respectively, as the exercise prices of the stock options were greater than or equal to the average price of the common shares.

Options to purchase 2,518,650 shares of our common stock were excluded from the calculation of diluted earnings per share for the three and six-month periods ended September 30, 2006, as the Company incurred a net loss during the period, and the effect of these options would be anti-dilutive.

At September 30, 2007, there were outstanding options to purchase 1,661,750 shares of our common stock at a weighted average exercise price of $3.57 per share.

4.	Stock-Based Compensation

The Company follows the fair value recognition provisions of SFAS No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95,” (“SFAS 123R”), using the modified prospective transition method.

For the three and six-month periods ended September 30, 2007, the Company recorded stock-based compensation expense of $71,582 and $258,156, respectively, for stock options granted under the Amended and Restated 2001 Repligen Corporation Stock Plan.

For the three and six-month periods ended September 30, 2006, the Company recorded stock-based compensation expense of $255,477 and $504,010, respectively, for stock options granted under the Amended and Restated 2001 Repligen Corporation Stock Plan.

The Plans allow for the granting of incentive and nonqualified options and restricted stock and other equity awards to purchase shares of Common Stock. Incentive options granted to employees under the Plans generally vest over a five-year period, with 20% vesting on the first anniversary of the date of grant and the remainder vesting in equal annual installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s Common Stock on the date of grant. At September 30, 2007, options to purchase 1,364,250 shares were outstanding under the Amended and Restated 2001 Repligen Corporation Plan and options to purchase 297,500 shares were outstanding under the 1992 Repligen Corporation Stock Option Plan. At September 30, 2007, 595,009 shares were available for future grant under the Amended and Restated 2001 Repligen Corporation Stock Plan.

The Company recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. Forfeitures represent only the unvested portion of a surrendered option. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical data, the Company has calculated an 8% annual forfeiture rate for non-director level employees, a 3% annual forfeiture rate for director level employees, and a 0% forfeiture rate for non-employee members of the Board of Directors, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Information regarding option activity for the six months ended September 30, 2007 under the Plans is summarized below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at April 1, 2007	2,293	$3.25
Granted	138	3.87
Exercised	(466)	1.59
Forfeited/Cancelled	(303)	4.29

Options outstanding at September 30, 2007	1,662	$3.57	5.40	$2,103

Options exercisable at September 30, 2007	1,242	$3.73	4.39	$1,569

Vested and expected to vest at September 30, 2007 (1)	1,600	$3.60	5.59	$2,015

(1)	Represents the number of vested options as of September 30, 2007 plus the number of unvested options expected to vest as of September 30, 2007 based on the unvested outstanding options at September 30, 2007 adjusted for the estimated forfeiture rate of 8% for awards granted to non-director level employees and 3% for awards granted to director level employees as described above.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the Common Stock on September 28, 2007 of $4.33 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 28, 2007.

The weighted average grant date fair value of options granted during the six months ended September 30, 2007 and 2006 was $2.75 and $2.34, respectively. The total fair value of stock options that vested during the six months ended September 30, 2007 and 2006 was approximately $652,000 and $296,000, respectively.

As of September 30, 2007, there was approximately $1,439,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.25 years. The Company expects approximately 358,000 in unvested options to vest over the next five years.

5.	Cash, Cash Equivalents and Marketable Securities

We follow the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At September 30, 2007, our investments included short-term marketable securities, the majority of which are classified as held-to-maturity investments as we have the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year.

At September 30, 2007, marketable securities also include investment grade auction rate securities, which provide higher yields than money market and other cash equivalent investments. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold, which creates a highly liquid market for these securities. We do not intend to hold these securities to maturity, but rather to use the securities to provide liquidity as necessary. Auction rate securities are classified as available-for-sale and reported at fair value. Due to the reset feature and their carrying value equaling their fair value, there are no gross unrealized gains or losses from these short-term investments.

Cash, cash equivalents and marketable securities consist of the following:

	September 30, 2007	March 31, 2007
Cash and cash equivalents	$38,415,731	$7,726,505

Marketable securities:
U.S. Government and agency securities	$963,214	$3,460,664
Auction rate securities	2,250,000	475,000
Corporate and other debt securities	17,906,162	10,965,176

	$21,119,376	$14,900,840

Long-term marketable securities:
Corporate and other debt securities	$3,160,990	$—

Marketable securities held by the Company have an average remaining maturity of 4.9 months at September 30, 2007, assuming that the maturity of auction rate securities is set as of the date of the next auction. Long-term marketable securities have an average remaining maturity of 15.4 months at September 30, 2007.

Restricted cash of $200,000 is related to our facility lease obligation.

6.	Inventories

Inventories relate to the Company’s Protein A business. The Company values inventory at the lower of cost or market on a first-in, first-out basis. Cost includes material, labor and applicable manufacturing overhead costs. The Company reviews its inventories at least quarterly and records a provision for excess and obsolete inventory based on its estimates of expected sales volume, production capacity and expiration dates of raw materials, work in process and finished goods. Expected sales volumes are determined based on supply forecasts provided by key customers for the next three to twelve months. The Company writes down inventory that has become obsolete, has a cost basis in excess of its expected net realizable value, or is in excess of expected requirements to cost of goods sold. Manufacturing of Protein A finished goods is done to order and tested for quality specifications prior to shipment.

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

Inventories consist of the following:

	September 30, 2007	March 31, 2007
Raw materials	$1,053,186	$733,112
Work in process	523,459	616,519
Finished goods	90,545	164,940

	$1,667,190	$1,514,571

7.	Accrued Expenses and Other Current Liabilities

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. These principles require that the Company estimate accrued liabilities. This process involves identifying services performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date. Examples of estimated accrued expenses include: 1) Fees paid to contract manufacturers in conjunction with the production of clinical materials. These expenses are normally determined through a contract or purchase order issued by the Company; 2) Service fees paid to organizations for their performance in conducting clinical trials. These expenses are determined by contracts in place for those services and communications with project managers on costs which have been incurred as of each reporting date; 3) Professional and consulting fees incurred with law firms, audit and accounting service providers and other third party consultants. These expenses are determined by either requesting those service providers to estimate unbilled services at each reporting date for services incurred, or tracking costs incurred by service providers under fixed fee arrangements. The Company has processes in place to estimate the appropriate amounts to record for accrued liabilities, which principally involve the applicable personnel reviewing the services provided. In the event that the Company does not identify certain costs which have begun to be incurred or the Company under or over-estimates the level of services performed or the costs of such services, the reported expenses for that period may be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often judgmental. The Company makes these judgments based upon the facts and circumstances known at the date of the financial statements.

A change in the estimated cost or volume of services provided could result in additional accrued liabilities. Any significant unanticipated changes in such estimates could have a significant impact on our accrued liabilities and reported operating results. There has been no material adjustments to our accrued liabilities in any of the periods presented in the accompanying financial statements.

Accrued expenses and other current liabilities consist of the following:

	September 30, 2007	March 31, 2007
Income taxes payable	$827,471	$—
Professional and consulting costs	761,606	400,474
Research and development costs	404,818	602,615
Payroll and payroll related costs	363,252	557,100
Other accrued expenses	107,688	122,836
Royalty expenses	77,155	56,529
Other current liabilities	71,203	309,015
Unearned revenue	5,170	127,170

	$2,618,363	$2,175,739

8.	Income Taxes

The Company had pretax income of approximately $41.1 million and $41.4 million in the three and six-month periods ended September 30, 2007, respectively, and an income tax provision of approximately $827,000 in the three and six-month periods ended September 30, 2007. For the three and six months ended September 30, 2007, the effective income tax rate was 2%. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the statutory tax rate due to the utilization of prior year net operating losses and credits, offset by the effects of the alternative minimum tax (“AMT”) on income derived during the fiscal year.

9.	Comprehensive Income/Loss

We follow the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. Our comprehensive income is equal to our reported net income for all periods presented.

10.	Segment Reporting

We follow the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. The chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance, identifies operating segments as components of an enterprise about which separate discrete financial information is available for evaluation. To date, we view our operations and manage our business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

The following table represents percentage of total revenue, exclusive of licensing revenue, classified by geographic area:

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Europe	51%	57%	61%	63%
US	48%	42%	38%	36%
Other	1%	1%	1%	1%

	100%	100%	100%	100%

The Company’s two largest customers accounted for 51% and 29% of product revenues for the three months ended September 30, 2007 and 61% and 19% of product revenues for the six months ended September 30, 2007. The Company’s two largest customers accounted for 55% and 13% of product revenues for the three months ended September 30, 2006 and 61% and 11% of product revenues for the six months ended September 30, 2006. At September 30, 2007, the Company’s two largest customers accounted for 40% and 29% of our accounts receivable. At March 31, 2007, two customers accounted for 47% and 15% of accounts receivable, respectively.

11.	New Accounting Pronouncements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. For example, SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statement No. 157, “Fair Value Measurements” (SFAS 157), and FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS 107). SFAS 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the company makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company has not yet completed its evaluation of SFAS 159, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities

In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007. The Company is currently analyzing the effect, if any, EITF 07-3 will have on its financial position and results of operations.

12.	Scripps Agreement

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

Pursuant to the agreement, the Company agreed to pay Scripps an initial license fee of $300,000, certain royalty and sublicense fees and, in the event the Company achieves specified developmental and commercial milestones, certain additional milestone payments. In addition, the Company issued Scripps 87,464 shares of the Company’s common stock (the “Shares”) representing $300,000 as of the Effective Date. The Company recorded the initial license payment and the value of the shares issued as research and development costs in the accompanying Statement of Operations for the six-month period ended September 30, 2007.

If the value of the Shares does not equal at least $300,000 on the one-year anniversary of the Effective Date, the Company shall make a cash payment to Scripps equal to the difference between the actual total value of the Shares on the one-year anniversary of the Effective Date. At each reporting date during the one-year period beginning on the Effective Date, the Company records a liability to the extent the fair value of the Shares, as calculated using the closing price of the common stock, is below $300,000. At September 30, 2007, the fair value of the shares exceeded $300,000; therefore, no liability has been recorded. The Company issued the Shares in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Shares were issued exclusively to Scripps as an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D) without general solicitation or advertising and did not involve a public offering.

Furthermore, the Company issued warrants to certain individuals at Scripps to purchase up to 150,000 shares of common stock. The warrants have a 7-year term and are exercisable based on performance criteria as detailed in the warrant agreement. No expense has been recorded related to these warrants for the three and six-month periods ended September 30, 2007, as none of the performance criteria has been achieved.

The agreement with Scripps expires or may be terminated (i) when all of the royalty obligations under the agreement expire; (ii) at any time by mutual written consent; (iii) by Scripps if the Company (a) fails to make payments under the agreement, (b) fails to achieve certain developmental and commercial objectives, (c) becomes insolvent, (d) is convicted of a felony relating the manufacture, use or sale of the licensed technology, or (e) defaults in its performance under the agreement; or (iv) by the Company upon 90 days written notice.

13.	Litigation Settlement

In May 2004, the Company and the Massachusetts Institute of Technology (“MIT”) filed an action in the United States District Court for the District of Massachusetts against ImClone Systems, Incorporated (“ImClone”) for infringement of U.S. Patent No. 4,663,281 (“the ‘281 patent”) based on ImClone’s manufacture and sale of Erbitux®. The ‘281 patent, which covers the use of certain genetic elements that increase protein production in a mammalian cell, is assigned to MIT and exclusively licensed to the Company.

On September 10, 2007, the Company and MIT entered into a settlement agreement (the “Settlement Agreement”) with ImClone relating to the lawsuit against ImClone for infringement of the ‘281 patent. Pursuant to the Settlement Agreement, ImClone made a payment of $65 million to the Company and MIT that resulted in net proceeds to the Company of $40.17 million, as follows:

Gross proceeds from Settlement Agreement	$65,000,000
Less: Amounts paid to MIT	(11,000,000)
Less: Legal and other fees	(13,830,000)

Net gain on litigation settlement	$40,170,000

The Settlement Agreement served as the basis for the Company and MIT to dismiss the lawsuit against ImClone and for the Company to grant ImClone a non-exclusive sublicense to the ‘281 patent and certain other intellectual property. There are no further obligations to the Company with respect to the sublicenses. The net gain on litigation settlement was recorded as a separate component of operating expenses on the Company’s Statement of Operations for the three and six-month periods ended September 30, 2007.

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

We are subject to a number of risks typically associated with similar companies in the biotechnology industry. Principally, those risks are associated with our dependence on collaborative arrangements, development by us or our competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, results of clinical trials, compliance with the U.S. Food and Drug Administration and other governmental regulations and approval requirements, as well as the ability to grow our business and to obtain adequate capital to fund this growth, as well as other potential risk factors included in the filings made by us from time to time with the SEC, including under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2007.

Critical Accounting Policies and Estimates

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our critical accounting policies in Note 2 to the Financial Statements included in our Annual Report on Form 10-K dated March 31, 2007.

Results of Operations

Three months ended September 30, 2007 vs. September 30, 2006

Total revenue

Total revenue for the three-month periods ended September 30, 2007 and September 30, 2006 were approximately $5,352,000 and $2,865,000 respectively, an increase of $2,487,000 or 87%. Substantially all of our products based on recombinant Protein A are sold to customers who incorporate our manufactured products into their proprietary antibody purification systems to be sold directly to the pharmaceutical industry. Monoclonal antibodies are a well-established class of drug with applications in rheumatoid arthritis, asthma, Crohn’s disease and a variety of cancers. Sales of Protein A are therefore impacted by the timing of large-scale production orders and on the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

During the three months ended September 30, 2007, Protein A sales increased by $2,287,000, or 103%, over the same period in the 2007 fiscal year. Large increases in the volume of Protein A shipped due to an increase in customer orders in the second quarter of the 2008 fiscal year have resulted in a 104% positive impact on revenue compared to the same period in the 2007 fiscal year. The mix of products sold had slightly less favorable pricing, resulting in a 1% negative impact on revenue. The Company sells different Protein A products at different price points. The mix of products sold varies and impacts the fluctuations in total sales revenue from quarter to quarter.

Sales of SecreFlo® increased $190,000 or 42% in the second quarter of the 2008 fiscal year. Increased volume impacted revenue by 20% and increased sales prices positively impacted revenues by 22%.

The settlement in fiscal 2005 with our sole supplier of SecreFlo® provides for a certain amount of vials of product that we can ultimately sell. The last shipment of SecreFlo® to the Company from ChiRhoClin was received in July 2007 and is expected to allow us to fill sales orders into fiscal year 2009.

During the three-month periods ended September 30, 2007 and September 30, 2006, we recognized approximately $139,000 and $149,000, respectively, of revenue from a sponsored research and development project under an agreement with SMRI.

Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred. Additionally, during the three-month periods ended September 30, 2007 and September 30, 2006, we earned and recognized approximately $56,000 and $36,000, respectively in royalty revenue from ChiRhoClin.

Operating expenses

Total operating expenses, exclusive of net gain on litigation settlement, were approximately $4,752,000 and $3,961,000 for the three-month periods ended September 30, 2007 and September 30, 2006, respectively, an increase of $791,000 or 20%.

Cost of product revenue were approximately $1,412,000 and $915,000 for the three-month periods ended September 30, 2007 and September 30, 2006, respectively, an increase of $497,000 or 54%. The increase in cost of product revenue is primarily due to increased material costs of $333,000, increased personnel and occupancy costs of $98,000 and increased consulting and manufacturing services of $66,000 in the three-month period ended September 30, 2007.

Research and development expenses were approximately $1,154,000 and $1,583,000 for the three-month periods ended September 30, 2007 and September 30, 2006, respectively, a decrease of $429,000 or 27%. This decrease is largely attributable to decreased clinical trial expenses of $403,000, as the Company’s Phase 2 clinical trial to evaluate the use of RG1068, synthetic human secretin, was completed in the first quarter of the 2008 fiscal year. Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given period of time.

Selling, general and administrative expenses were approximately $2,186,000 and $1,463,000 for the three-month periods ended September 30, 2007 and September 30, 2006, respectively, an increase of $723,000 or 49%. This increase is largely attributable to other litigation expenses incurred in conjunction with the patent infringement lawsuit against ImClone and litigation expenses incurred in our continuing patent infringement lawsuit against Bristol-Myers Squibb, offset primarily by decreased stock compensation expenses.

Net gain from litigation settlement

On September 10, 2007, Repligen and MIT entered into the Settlement Agreement with ImClone relating to the lawsuit against ImClone for infringement of the ‘281 patent. Pursuant to the Settlement Agreement, ImClone made a payment of $65 million to Repligen and MIT that resulted in net proceeds to Repligen of $40,170,000. The Settlement Agreement served as the basis to dismiss the lawsuit against ImClone and for Repligen to grant ImClone a non-exclusive sublicense to the ‘281 patent and certain other intellectual property.

Interest income

Interest income was approximately $366,000 and $236,000 for the three-month periods ended September 30, 2007 and September 30, 2006, respectively. The increase in the three months ended September 30, 2007 is a result of higher interest rates and increased cash and marketable securities as a result of the funds received from the Settlement Agreement with ImClone.

Income Tax Provision

The Company had pretax income of $41.1 million in the three-month period ended September 30, 2007, and an income tax provision of approximately $827,000 in the three-month period ended September 30, 2007. The effective income tax rate for the three months ended September 30, 2007 was 2%. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the statutory tax rate due to the utilization of prior year net operating losses and credits, offset by the effects of the alternative minimum tax (“AMT”) on income derived during the fiscal year.

Six months ended September 30, 2007 vs. September 30, 2006

Total revenue

Protein A sales for the six-month periods ended September 30, 2007 and September 30, 2006 were approximately $9,746,000 and $5,169,000 respectively, an increase of $4,577,000 or 89%. Large increases in the volume of Protein A shipped due to an increase in customer orders in the 2008 fiscal year have resulted in a 90% positive impact on revenue compared to the same period in the 2007 fiscal year. The mix of products sold had slightly less favorable pricing, resulting in a 1% negative impact on revenue. The Company sells different Protein A products at different price points. The mix of products sold varies and impacts the fluctuations in total sales revenue from period to period.

Sales of SecreFlo® increased $269,000 or 31% for the six months ended September 30, 2007. Increased volume impacted revenue by 12% and increased sales prices positively impacted revenues by 19%.

During the six-month periods ended September 30, 2007 and September 30, 2006, we recognized $340,000 and $369,000, respectively, of revenue from a sponsored research and development project under an agreement with SMRI. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred. Additionally, during the six-month periods ended September 30, 2007 and September 30, 2006, we earned and recognized approximately $103,000 and $81,000, respectively, in royalty revenue from ChiRhoClin, Inc.

Operating expenses

Total operating expenses, exclusive of net gain on litigation settlement, were approximately $10,746,000 and $7,710,000 for the six-month periods ended September 30, 2007 and September 30, 2006, respectively, an increase of $3,036,000 or 39%.

Cost of product revenue for the six-month periods ended September 30, 2007 and September 30, 2006 were approximately $3,127,000 and $1,908,000, respectively, an increase of $1,219,000 or 64%. Material costs increased by $806,000, manufacturing services and consulting increased by $123,000 and personnel costs increased by $61,000, which is commensurate with the increase in production necessary to support increased product revenues. The remainder of the increase during the period is primarily driven by increased occupancy and depreciation costs.

Research and development expenses for the six-month periods ended September 30, 2007 and September 30, 2006 were approximately $3,291,000 and $2,798,000, respectively, an increase of $493,000 or 18%. This increase is largely attributable to increased licensing expense of $633,000 attributable to the payment of milestones associated with the signing of the License Agreement with Scripps (“the Scripps License Agreement”), as well as external research and payroll expenses of $241,000 associated with our Friedreich’s ataxia project, offset mainly by decreases in clinical trial expenses of $334,000. Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given period of time.

Selling, general and administrative expenses were approximately $4,328,000 and $3,004,000 for the six-month periods ended September 30, 2007 and September 30, 2006 respectively, an increase of $1,324,000 or 44%. This increase is largely attributable to increased litigation expenses incurred in conjunction with the patent infringement lawsuit against Bristol-Myers Squibb and other litigation expenses incurred in our patent infringement lawsuit against ImClone.

Net gain from litigation settlement

On September 10, 2007, Repligen and MIT entered into the Settlement Agreement with ImClone relating to the lawsuit against ImClone for infringement of the ‘281 patent. Pursuant to the Settlement Agreement, ImClone made a payment of $65 million to Repligen and MIT that resulted in net proceeds to Repligen of $40,170,000. The Settlement Agreement served as the basis to dismiss the lawsuit against ImClone and for Repligen to grant ImClone a non-exclusive sublicense to the ‘281 patent and certain other intellectual property.

Interest income

Interest income for the six-month periods ended September 30, 2007 and September 30, 2006 was approximately $623,000 and $460,000 respectively. The increase in the six months ended September 30, 2007 is a result of higher interest rates and increased cash and marketable securities as a result of the funds received from the Settlement Agreement with ImClone.

Income Tax Provision

The Company had pretax income of $41.4 million in the six-month period ended September 30, 2007, and an income tax provision of approximately $827,000 in the six-month period ended September 30, 2007. The effective income tax rate for the six months ended September 30, 2007 was 2%. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the statutory tax rate due to the utilization of prior year net operating losses and credits, offset by the effects of the alternative minimum tax (“AMT”) on income derived during the fiscal year.

Liquidity and capital resources

We have financed our operations primarily through sales of equity securities and revenues derived from product sales and grant and research agreements. Our revenue for the foreseeable future will be primarily limited to our product revenue related to Protein A and SecreFlo®. Revenues derived from the sales of SecreFlo® vials are expected only through fiscal year 2009. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates will generate revenue and cash flows. During the three-month period ended September 30, 2007, we received net funds of $40,170,000 as a result of our Settlement Agreement with ImClone. Total cash and marketable securities at September 30, 2007 totaled approximately $62,696,000, an increase of $40,069,000 from $22,627,000 at March 31, 2007.

Operating activities

Our operating activities provided cash of approximately $40,208,000 for the six-month period ended September 30, 2007. Cash received is primarily driven from our settlement with ImClone in September 2007, for which the Company received net proceeds of $40,170,000. Other factors affecting cash from operating activities are changes in operating assets and liabilities being partially offset by net income of approximately $41,374,000, which includes non-cash charges of approximately $389,000 for depreciation and amortization, $258,000 in stock based compensation expense and $300,000 for issuance of common stock for the Scripps License Agreement.

Investing activities

Cash spending of approximately $9,696,000 for the six-month period ended September 30, 2007 was primarily driven by increased purchases of marketable securities, as the Company began to invest the funds received from the Settlement Agreement with ImClone. In addition, the Company continues to make investments in equipment purchases and improvements to the Company’s facility.

Financing activities

Stock option exercises provided cash proceeds of approximately $179,000.

We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines.

Working capital increased to approximately $61,337,000 at September 30, 2007 from $22,394,000 at March 31, 2007. This increase is primarily driven by net gain of $40,170,000 from our Settlement Agreement with ImClone.

Our future capital requirements will depend on many factors, including the following:

•	the success of our clinical studies;

•	the scope of and progress made in our research and development activities;

•	our ability to acquire additional product candidates;

•	the success of any proposed financing efforts;

•	our ability to sustain sales and profits of our commercial products; and

•	our ability to protect and defend our intellectual property.

Absent of acquisitions of additional products, product candidates or intellectual property, we believe our current cash and investment balances are adequate to meet our needs. Our future capital requirements include, but are not limited to, continued investment in our research and development programs, capital expenditures primarily associated with purchases of equipment and continued investment in our intellectual property portfolio.

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

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements.

Commitments

As of September 30, 2007, we had the following fixed obligations and commitments:

(In thousands)	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$1,986	$452	$937	$597	$—
Capital lease obligations (1)	105	41	64	—	—
Purchase obligations (2)	637	637	—	—	—
Contractual obligations (3)	407	105	149	129	24

Total	$3,135	$1,235	$1,150	$726	$24

(1)	Represents principal payments only; principal and interest are payable through a fixed annual payment of approximately $48,000.

(2)	Represents a minimum commitment due under a third-party manufacturing agreement.

(3)	Includes payments for license, supply and consulting agreements.

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

Interest Rate Risk

We have investments in commercial paper, U.S. Government and agency securities, corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate $128,000 decrease in the fair value of our investments as of September 30, 2007. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of our chief executive officer (principal executive, financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, on a timely basis, and is accumulated and communicated to the Company’s management, including the Company’s chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ImClone Systems

In May 2004, Repligen and MIT filed an action in the United States District Court for the District of Massachusetts against ImClone for infringement of the ‘281 patent based on ImClone’s manufacture and sale of Erbitux®. The ‘281 patent, which covers the use of certain genetic elements that increase protein production in a mammalian cell, is assigned to MIT and exclusively licensed to Repligen.

On September 10, 2007, Repligen and MIT entered into the Settlement Agreement with ImClone relating to the lawsuit against ImClone for infringement of the ‘281 patent. Pursuant to the Settlement Agreement, ImClone made a payment of $65 million to Repligen and MIT that resulted in net proceeds to Repligen of $40.17 million after payment of obligations to MIT and legal expenses. The Settlement Agreement served as the basis for Repligen and MIT to dismiss the lawsuit against ImClone and for Repligen to grant ImClone a non-exclusive sublicense to the ‘281 patent and certain other intellectual property.

Bristol-Myers Squibb

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2007	87,000	(1)	$3.95	—	—
August 1-31, 2007	—			—	—
September 1-30, 2007	52,465	(1)	$4.20	—	—

TOTAL	139,465		$4.04	—	—

(1) These shares were repurchased by the Company other than pursuant to a publicly announced plan or program and were in satisfaction of payment for the exercise price of stock options.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on September 14, 2007. At the Annual Meeting, the stockholders of the Company considered and acted upon a proposal to elect a Board of Directors for the ensuing year.

Proposal 1. Election of Directors:

The stockholders elected all of the Company’s nominees for directors.

Directors	Shares Voting In Favor	Withhold
Karen Dawes*	26,852,578	620,681
Robert J. Hennessey*	26,561,443	911,816
Walter C. Herlihy, Ph.D.*	26,856,351	616,908
Alexander Rich, M.D.*	24,645,639	2,827,620
Tom F. Ryan, Jr. *	26,824,651	648,608

*Incumbent

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

Exhibit Number	Document Description

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.1+#	Settlement Agreement and Releases, dated as of September 10, 2007, by and among Repligen Corporation, Massachusetts Institute of Technology and ImClone Systems Incorporated.

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive, Financial and Accounting Officer.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

#	Confidential treatment has been requested for portions of the exhibit and is pending clearance with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: November 9, 2007	By:	/s/ Walter C. Herlihy
Walter C. Herlihy Chief Executive Officer and President (Principal Executive, Financial and Accounting Officer) Repligen Corporation

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

10.1+#	Settlement Agreement and Releases, dated as of September 10, 2007, by and among Repligen Corporation, Massachusetts Institute of Technology and ImClone Systems Incorporated.

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive, Financial and Accounting Officer.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

#	Confidential treatment has been requested for portions of the exhibit and is pending clearance with the Securities and Exchange Commission.