Form 10-K
period 2008-03-31
REPLIGEN CORP
filed 2008-06-13
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-14656

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

The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act :None

Title of Each Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $133,761,208.

The number of shares of outstanding of the registrant’s common stock as of June 6, 2008 was 31,172,234.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2008 annual meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	BUSINESS

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

Repligen Corporation (“Repligen,” the “Company” or “we”) is developing novel therapeutics primarily for the treatment of diseases of the central nervous system. Our business strategy is to maintain full commercial rights to our product candidates through “proof of principle” clinical studies after which we may seek corporate partners for further development and marketing. For the next several years, we expect to fund the development of our proprietary therapeutic product candidates primarily through royalty payments received from Bristol-Myers Squibb Corporation (“Bristol”) based on their United States sales of Orencia® and the profits from the sales of our Protein A products which are used in the production of many therapeutic monoclonal antibodies. This will enable us to independently advance our product candidates through “proof of principle” clinical trials with reduced financial risk.

We were incorporated in May 1981, under the laws of the State of Delaware. Our principle executive offices are at 41 Seyon Street, Waltham, Massachusetts 02453 and our telephone number is (781) 250-0111.

Currently Marketed Products

We currently sell a line of commercial products based on Protein A, which is used in the production of monoclonal antibodies, and SecreFlo®, a synthetic form of the hormone secretin, which is used as an aid in the diagnosis of certain diseases of the pancreas.

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

We manufacture and market several products based on recombinant forms of Protein A. Our primary customers incorporate our Protein A products into their proprietary monoclonal antibody purification systems that they sell directly to the biotechnology and pharmaceutical industry. We supply Protein A products to GE Healthcare (“GEHC”) under a supply agreement which extends through 2010 and to Applied Biosystems, Inc. under a supply agreement that extends until 2011. The majority of our product sales for the last three years have been sales of Protein A products.

Sales of therapeutic monoclonal antibodies have increased from $300 million in 1997 to approximately $25 billion in 2007. This growth is based on the increasing use of therapeutic antibodies, including Avastin® for colon cancer, Synagis® for RSV infection and Remicade® for Crohn’s disease and arthritis. There are more than 150 additional monoclonal antibodies in various stages of clinical testing which may lead to additional growth of the antibody market and in turn, increased demand for Protein A.

SecreFlo® for Pancreatic Diagnosis

In fiscal year 2008, we also recorded sales of SecreFlo®, a synthetic form of porcine (pig-derived) secretin. SecreFlo® is approved by the U.S. Food and Drug Administration (“FDA”) as an aid in the diagnosis of chronic pancreatitis and gastrinoma (a form of cancer) and as an aid during endoscopic retrograde cholangiopancreatography (“ERCP”), a gastrointestinal procedure. We will discontinue distribution of SecreFlo® in the first half of fiscal year 2009 when our product supply will cease.

Intellectual Property on Monoclonal Antibody and Antibody Fusion Products

Erbitux®

Erbitux® is a monoclonal antibody developed by ImClone Systems Incorporated (“ImClone”) which was approved by the FDA in February 2004 for the treatment of certain forms of colon cancer and in March 2006 for the treatment of head and neck cancer. Erbitux® is manufactured with a cell line which contains certain genetic technologies (“DNA enhancers”) which increase the productivity of a cell line. This U.S. patent covering the use of DNA enhancers, which expired in May of 2004, was assigned to The Massachusetts Institute of Technology (“MIT”) and exclusively licensed to Repligen. In May 2004, Repligen and MIT jointly filed a lawsuit against Imclone in U.S. District Court for Massachusetts alleging that Imclone has infringed our patent rights in its production of Erbitux®. In September 2007, Repligen and MIT entered into a settlement agreement under which ImClone was granted a license to the DNA enhancer patent and certain other intellectual property in exchange for a payment of $65,000,000.

CTLA4-Ig

CTLA4 is a key regulator of the activity of the immune system. CTLA4 “turns off” the immune system after it has successfully cleared a bacterial or viral infection by blocking the activation of T-cells, the immune cells responsible for initiating an immune response. In the 1990’s, our collaborators at the University of Michigan and the U.S. Navy demonstrated in animal models that a fusion protein consisting of fragments of CTLA4 and an antibody (“CTLA4-Ig”) could be used to treat certain autoimmune diseases. This research finding resulted in the granting of U.S. patent No. 6,685,941 (“the ‘941 Patent”) covering the treatment of certain auto-immune disorders including rheumatoid arthritis with CTLA4-Ig. The ‘941 Patent is owned by the University of Michigan and exclusively licensed to Repligen. CTLA4-Ig’s mechanism of action is different from the current therapies for autoimmune disease or organ transplant rejection, thus it may provide a treatment for patients who are refractory to existing therapies.

In December 2005, the FDA approved Bristol’s application to market CTLA4-Ig, under the brand name Orencia®, for treatment of rheumatoid arthritis. In January 2006, Repligen and the University of Michigan jointly filed a lawsuit against Bristol in the United States District Court for the Eastern District of Texas for patent infringement. In April 2008, Repligen and the University of Michigan entered into a settlement agreement with Bristol pursuant to which, Bristol made an initial payment of $5 million to Repligen and will pay us royalties on the U.S. net sales of Orencia® for any clinical indication at a rate of 1.8% for the first $500 million of annual sales, 2.0% for the next $500 million and 4% of annual sales in excess of $1 billion for each year from January 1, 2008 until December 31, 2013.

Development Stage Products

Secretin for MRI

Secretin is a well-known hormone produced in the small intestine that regulates the function of the pancreas as part of the process of digestion. We are currently evaluating secretin for improvement of MRI imaging of structural abnormalities of the pancreas.

Several reports published in the literature support the use of secretin with abdominal MRI imaging to improve visualization of pancreaticobiliary structures and to increase diagnostic sensitivity relative to unenhanced abdominal MRI. MRI technology images water thus the use of secretin during MRI harnesses the natural biologic properties of secretin, which signals the release of water-rich fluids into the ducts of the pancreas. Improvement in the detection and delineation of normal and abnormal structures with MRI is attractive for patient care as it can obviate the need for more risky invasive endoscopic procedures.

In June 2006, we initiated a Phase 2 clinical trial to evaluate the use of RG1068, synthetic human secretin, as an agent to improve the detection of structural abnormalities of the pancreatic ducts during MRI imaging of the pancreas. This was a multi-center, baseline controlled, single dose study in which 76 patients with a history of pancreatitis received a secretin-enhanced MRI and an unenhanced MRI of the pancreas.

In May 2007, we announced positive results from this Phase 2 clinical trial to evaluate the use of RG1068 to improve the assessment of pancreatic duct structures by MRI. The study showed an improvement in sensitivity of detection of structural abnormalities of the pancreatic duct of approximately 20% with no loss in specificity. In addition, the study showed highly significant increases in the following three assessments: physician confidence in their ability to identify structural abnormalities, the number of pancreatic duct segments visualized and improvement in the overall quality of the MRI images. Detailed visual assessment of the pancreatic ducts and identification of structural abnormalities is important in the assessment, diagnosis and treatment of diseases such as acute and chronic pancreatitis.

Our Phase 2 data was reviewed by the FDA and has served as the basis for the design of a pivotal, Phase 3 study. The Phase 3 study will seek to recruit approximately 250 patients at 25 clinical sites in the United States and Canada. The primary objective of the Phase 3 study is to demonstrate that secretin improves the ability to detect structural abnormalities of the pancreas by MRI. We believe that a successful Phase 3 study will provide the basis for filing a New Drug Application (“NDA”) with the FDA for approval to market secretin for this use in the United States. We have received an Orphan Drug designation from the FDA for this use of secretin, which means we will have seven years of marketing exclusivity in the United States following approval of the NDA. We also have received “fast track” designation from the FDA which means our NDA will receive expedited review by the FDA.

Uridine for Bipolar Depression

Uridine is a biological compound essential for multiple biosynthetic processes including the synthesis of DNA and RNA, the basic hereditary material found in all cells and numerous other factors essential for cell metabolism. Uridine is synthesized by the power plant of the human cell known as the mitochondria. The rationale for uridine therapy in central nervous system, or CNS, disorders is supported by pre-clinical and clinical research. Researchers at McLean Hospital previously demonstrated that uridine is active in a well-validated animal model of depression. Recent reports indicate that certain genes that encode for mitochondrial proteins are significantly down-regulated in the brains of bipolar patients. This insight suggests that the symptoms of bipolar disorder may be linked to dysregulation of energy metabolism of the brain.

Bipolar disorder, also known as manic depression, is marked by extreme changes in mood, energy and behavior in which a person can alternate between mania (highs) and depression (lows). Bipolar disorder affects more than 2 million adults in the United States. Current drug therapy for bipolar disorder includes the use of lithium and anti-psychotic drugs. However, side effects are frequent and troublesome, and patients do not respond fully, leading to poor patient compliance with therapy and frequent recurrences of mania and depression.

In March 2006, we initiated a Phase 2a clinical trial of RG2417, an oral formulation of uridine, in patients with bipolar depression. This was a multi-center, dose escalating study in 82 patients which compared daily, oral dosing with either RG2417 or a placebo for six weeks. Patients were evaluated weekly for the safety and effectiveness of RG2417 on the symptoms of bipolar depression. The study showed a statistically significant improvement in the symptoms of depression over the six week course of treatment in the patients treated with RG2417 compared to placebo. In addition, the patients treated with RG2417 showed a greater improvement in a global assessment of their overall symptoms of bipolar disorder compared to placebo-treated patients. RG2417 was well tolerated by patients and had a good safety profile. This study was partially supported by the Stanley Medical Research Institute. We are currently planning a larger Phase 2b trial to reproduce and extend the results of the Phase 2a study.

Transcription Enhancers for Friedreich’s Ataxia

Symptoms of Friedreich’s ataxia typically emerge between the ages of five and 15 and often progress to severe disability, incapacitation or loss of life in early adulthood. Friedreich’s ataxia is caused by a single gene defect that results in inadequate production of the protein frataxin. The protein frataxin appears to be essential for the proper functioning of the mitochondria, the power plant of both neural and muscle cells. Low levels of frataxin leads to degeneration of both the nerves controlling muscle movements in the arms and legs and the nerve tissue in the spinal cord. Approximately one in every 50,000 people in the United States has Friedreich’s ataxia.

In April 2007, we entered into an exclusive commercial license (the “Scripps License Agreement”) with The Scripps Research Institute (“Scripps”) for intellectual property covering compounds which may have utility in treating Friedreich’s ataxia. Research in cells derived from patients, as well as in mice indicates that the licensed compounds increase production of the protein frataxin, which suggests potential utility of these compounds in slowing or stopping progression of the disease. There is currently no treatment for Friedreich’s ataxia.

We have chemically synthesized several libraries of compounds related to the initial compounds licensed from Scripps. Some of these compounds have higher potency or improved specificity in laboratory assays. These compounds are currently being evaluated in a variety of animal models for safety and efficacy to determine if one may be a suitable candidate for clinical trials. Preliminary data also suggests that these compounds may have utility in treating other disorders such as Spinal Muscular Atrophy and Huntington’s disease.

Sales and Marketing

We sell our Protein A products primarily through value-added resellers including GEHC and Applied Biosystems, Inc., as well as through distributors in certain foreign markets. We market SecreFlo® directly to hospital-based gastroenterologists in the United States.

Significant Customers and Geographic Reporting

Customers for our Protein A products include chromatography companies, diagnostics companies, biopharmaceutical companies and laboratory researchers. During fiscal years 2008, 2007 and 2006, the customers that accounted for more than 10% of our total revenue were GEHC and Applied Biosystems, Inc.

Of our fiscal 2008 product revenue, 36% is attributable to U.S. customers and 64% is attributable to foreign customers, of which 74% is attributable to two customers. Of our fiscal 2007 product revenue, 47% is attributable to U.S. customers and 53% is attributable to foreign customers, of which 72% is attributable to two customers. Of our fiscal 2006 revenue, 48% is attributable to U.S. customers and 52% is attributable to foreign customers, of which 75% is attributable to two customers.

Employees

As of May 27, 2008, we had 56 employees. Of those employees, 43 were engaged in research, development and manufacturing and 13 in administrative and marketing functions. Twenty of our employees hold doctorates or other advanced degrees. Each of our employees has signed a confidentiality agreement. None of our employees are covered by collective bargaining agreements.

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

CTLA4-Ig

We are the exclusive licensee of all CTLA4-Ig patent rights owned by the University of Michigan. In February 2004, the ‘941 patent issued, to which we own the exclusive rights through license agreements with the University of Michigan and the U.S. Navy. The ‘941 patent has claims that cover the use of CTLA4-Ig to treat rheumatoid arthritis, multiple sclerosis and certain other autoimmune disorders and is assigned to the University of Michigan and the U.S. Navy. This patent is exclusively sub-licensed by Repligen to Bristol-Myers Squibb as of April 2008 (see “Legal Proceedings”).

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

In April 2004, a U.S. patent was issued to Repligen and UCSD, which claims methods of treating certain developmental disorders, including certain forms of autism, with uridine compositions which expires in October 2020. Foreign equivalents of this patent are pending. A patent with similar claims has recently issued in Australia.

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

Research and Development

For the past three years, we have devoted substantial resources to the research and development of therapeutic product candidates and our commercial products and product candidates discussed herein. We spent $7,241,000 in fiscal 2008, $5,924,000 in fiscal 2007, and $5,163,000 in fiscal 2006 on company-sponsored research and development activities.

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

Manufacturing

Protein A for Antibody Manufacturing

We manufacture Protein A products from recombinant strains of bacteria. We manufacture Protein A for GEHC under a supply agreement which extends through 2010. In addition, we have a long term supply agreement with Applied Biosystems, Inc. that provides that Repligen will be the preferred provider of recombinant protein A to Applied Biosystems, Inc. until 2011. We utilize our own facility and third parties to carry out certain fermentation and recovery operations, while the purification, immobilization, packaging and quality control testing of Protein A are conducted at our facilities. We maintain an active quality assurance effort to support the regulatory requirements of our customers. We purchase raw materials from more than one commercially established company and believe that the necessary raw materials are currently commercially available in sufficient quantities necessary to meet market demand.

Therapeutic Product Candidates

We currently rely, and will continue to rely, for at least the next few years, upon contract manufacturers for both the procurement of raw materials and the production of our product candidates for use in our clinical trials. Our product candidates will need to be manufactured in a facility and by processes that comply with the FDA’s good manufacturing practices and other similar regulations. It may take a substantial period of time to begin manufacturing our products in compliance with such regulations. If we are unable to establish and maintain relationships with third parties for manufacturing sufficient quantities of our product candidates and their components that meet our planned time and cost parameters, the development and timing of our clinical trials may be adversely affected.

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

All data obtained from a comprehensive development program are submitted in an NDA to the FDA and the corresponding agencies in other countries for review and approval. The NDA includes information pertaining to clinical studies and the manufacture of the new drug. Review of an NDA by the FDA can be a time-consuming process and the FDA may request that we submit additional data or carry out additional studies.

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

In addition, the public may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. Also, our filings with the Securities and Exchange Commission may be accessed through the Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval system at www.sec.gov.

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

We depend and expect to continue to depend on a limited number of customers for a high percentage of our revenues. As a result, the loss of, or a significant reduction in orders from, any of these customers would significantly reduce our revenues and harm our results of operations.

In fiscal 2008, 2007 and 2006, two customers accounted for 74%, 72% and 75%, respectively, of our net sales. If a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our revenue could decline, and our operating results may not meet market expectations. In addition, we face potentially significant credit risk as those customers comprise 44%, 62% and 75% of our outstanding accounts receivable as of March 31, 2008, 2007 and 2006, respectively. If those customers order our products, but fail to pay on time or at all, our liquidity and operating results could be materially and adversely affected.

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

The patent position of biotechnology and pharmaceutical firms is often highly uncertain and usually involves complex legal and scientific questions. Moreover, no consistent policy has emerged in the United States nor in many other countries regarding the breadth of claims allowed in biotechnology patents. Patents which may be granted to us in certain foreign countries may be subject to opposition proceedings brought by third parties or result in suits by us, which may be costly and result in adverse consequences for us.

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

We have been and may in the future be involved in expensive patent litigation or other intellectual property proceedings which could result in liability for damages or stop our development and commercialization efforts.

There has been substantial litigation and other proceedings regarding the complex patent and other intellectual property rights in the pharmaceutical and biotechnology industries. We have been a party to, and in the future may become a party to, patent litigation or other proceedings regarding intellectual property rights.

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

For more information about the legal proceedings in which we were involved but which have been settled, please see “Legal Proceedings.”

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

We currently rely upon third parties to produce material for preclinical and clinical testing purposes and expect to continue to do so in the future. We also expect to rely upon third parties, including our collaborative partners, to produce materials required for the commercial production of certain of our products if we succeed in obtaining necessary regulatory approvals. We believe that there is no proprietary aspect to the manufacture of our products. However, there are only a limited number of manufacturers that operate under the FDA’s regulations for good manufacturing practices which are capable of and/or approved to manufacture our products. Timing for the initiation of new manufacturers is uncertain, and, if we are unable to arrange for third party manufacturing of our products on a timely basis, or to do so on commercially reasonable terms, we may not be able to complete development of our products or market them. We currently rely upon third parties for fermentation relating to certain Protein A products.

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

We have incurred substantial losses, we may to continue to incur operating losses and we will not be successful until we reverse this trend.

Although the company had significant net income in fiscal year 2008 as a result of a one-time litigation settlement, we have incurred operating losses in every other year since our founding in 1981. We may continue to incur operating losses in the foreseeable future.

While we generate revenue from product sales and will begin receiving royalty payments in fiscal year 2009 from Bristol from sales of their Orencia® product, this revenue may not be sufficient to cover the costs of our clinical trials and drug development programs. We plan to continue to invest in key research and development activities. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business.

Royalty revenue from Bristol-Myers Squibb Company for sales of Orencia® could fail to materialize.

Our royalty agreement with Bristol provides for us to receive payments from Bristol based on their sales of their Orencia® product in the United States. We have no control over Bristol’s sales and marketing practices for Orencia® and Bristol has no obligation to use commercially reasonable efforts to sell Orencia®. Bristol’s sales could be significantly impacted by regulatory and market influences beyond our control, resulting in low or even no royalty revenue for us.

If we do not obtain additional capital for our drug development programs, we may be unable to develop or discover new drugs.

We may need additional long-term financing to develop our drug development programs through the clinical trial process as required by the FDA and to develop our commercial products business. We also may need additional long-term financing to support future operations and capital expenditures, including capital for additional personnel and facilities. If we spend more money than currently expected for our drug development programs and our commercial products business, we may need to raise additional capital by selling debt or equity securities, by entering into strategic relationships or through other arrangements. We may be unable to raise any additional amounts on reasonable terms or when they are needed due to the volatile nature of the biotechnology marketplace. If we are unable to raise this additional capital, we may have to delay or postpone critical clinical studies or abandon other development programs.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

NONE

Item 2.	PROPERTIES

We lease approximately 25,000 square feet of space located in Waltham, Massachusetts to be used for our corporate headquarters, manufacturing, research and development, marketing and administrative operations. This lease expires in 2011. We also lease approximately 2,500 square feet of space in an offsite facility also in Waltham to provide for expanded manufacturing operations. This lease expires in 2012. During fiscal 2008, we incurred aggregate rental costs for our facility of approximately $504,000.

Item 3.	LEGAL PROCEEDINGS

ImClone

In May 2004, Repligen and MIT filed an action in the United States District Court for the District of Massachusetts against ImClone for infringement of U.S. Patent No. 4,663,281 (“the ‘281 patent”) based on ImClone’s manufacture and sale of Erbitux®. The ‘281 patent, which covers the use of certain genetic elements that increase protein production in a mammalian cell, is assigned to MIT and exclusively licensed to Repligen.

On September 10, 2007, Repligen and MIT entered into a settlement agreement (“the ImClone Settlement”) relating to the lawsuit against ImClone for infringement of the ‘281 patent. Pursuant to the ImClone Settlement, ImClone made a payment of $65 million to Repligen and MIT that resulted in net proceeds to Repligen of $40.17 million after payment of obligations to MIT and legal expenses. The ImClone Settlement served as the basis for Repligen and MIT to dismiss the lawsuit against ImClone and for Repligen to grant ImClone a non-exclusive sublicense to the ‘281 patent and certain other intellectual property.

Bristol-Myers Squibb Company (“Bristol”)

In January 2006, Repligen and the University of Michigan jointly filed a complaint against Bristol in the United States District Court for the Eastern District of Texas for infringement of the ‘941 patent for the commercial sale of Orencia®. The ‘941 patent, entitled “Methods of Treating Autoimmune Disease via CTLA4-Ig,” covers methods of using CTLA4-Ig to treat rheumatoid arthritis, as well as other therapeutic methods. Repligen has exclusive rights to this patent from its owners, the University of Michigan and the U.S. Navy. In February 2006, Bristol answered the complaint and counterclaimed seeking a declaratory judgment that the ‘941 patent is invalid and unenforceable and that Bristol does not infringe the patent.

On April 7, 2008, Repligen and the University of Michigan entered into a settlement agreement (the “Bristol Settlement”) with Bristol relating to the lawsuit against Bristol for infringement of the ‘941 patent. Pursuant to the Bristol Settlement, Bristol made an initial payment of $5 million to Repligen. The settlement further provides for Bristol to pay royalties on the U.S. net sales of Orencia® for any clinical indication at a rate of 1.8% for the first $500 million of annual sales, 2.0% for the next $500 million and 4% of annual sales in excess of $1 billion for each year until December 31, 2013. The Bristol Settlement served as the basis for Repligen and the University of Michigan to dismiss the lawsuit against Bristol and for Repligen and the University of Michigan to grant to Bristol an exclusive worldwide license to the ‘941 patent and certain other intellectual property.

Other

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “RGEN.” The following table sets forth for the periods indicated the high and low closing prices for the common stock as reported by Nasdaq.

	Fiscal Year 2008		Fiscal Year 2007
	High	Low	High	Low
First Quarter	$3.94	$3.14	$3.82	$2.58
Second Quarter	$5.01	$3.74	$3.40	$2.27
Third Quarter	$6.55	$4.12	$3.41	$2.70
Fourth Quarter	$6.86	$4.32	$3.30	$2.80

Stockholders and Dividends

As of June 1, 2008 there were approximately 748 stockholders of record of our common stock. We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations and our proprietary drug development programs. Any future determination as to the payment of dividends will be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors deems relevant.

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

The following selected financial data are derived from the audited financial statements of Repligen. The selected financial data set forth below should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report and our Annual Report on Form 10-K for the years ended March 31, 2007, 2006, 2005 and 2004.

	Years ended March 31,
	2008 (2)	2007	2006	2005	2004
	(In thousands except per share amounts)
Revenue:
Product revenue	$18,587	$13,074	$12,529	$9,360	$6,843
Other revenue	709	1,000	382	—	71

Total revenue	19,296	14,074	12,911	9,360	6,914
Operating expenses:
Cost of product revenue	6,160	3,615	3,551	3,888	3,248
Research and development	7,241	5,924	5,163	5,037	6,484
Selling, general and administrative	10,173	6,360	5,417	4,597	4,710
Net gain from litigation settlement	(40,170)	—	—	—	—
Impairment of long lived asset	—	—	—	—	2,413

Total operating expenses	(16,596)	15,899	14,131	13,522	16,855
Income (loss) from operations	35,892	(1,825)	(1,220)	(4,162)	(9,941)

Interest expense	(9)	(11)	(3)	—	—
Investment income	2,051	947	750	428	390
Other income	—	—	1,170	750	—

Income (loss) before income taxes	37,934	(889)	697	(2,984)	(9,551)
Provision for income taxes	827	—	—	—	—

Net income (loss)	$37,107	$(889)	$697	$(2,984)	$(9,551)

Earnings Per Share:
Basic	$1.20	$(0.03)	$0.02	$(0.10)	$(0.32)

Diluted	$1.18	$(0.03)	$0.02	$(0.10)	$(0.32)

Weighted average shares outstanding:
Basic	30,834	30,379	30,125	30,062	29,686

Diluted	31,321	30,379	30,691	30,062	29,686

	As of March 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash and marketable securities(1)	$60,589	$22,627	$23,408	$23,523	$24,269
Working capital	49,831	22,394	18,575	15,673	13,684
Total assets	68,840	29,076	28,599	27,607	29,615
Long-term obligations	143	200	231	120	86
Accumulated deficit	(120,577)	(157,683)	(156,794)	(157,491)	(154,507)
Stockholders’ equity	64,107	25,538	25,433	24,290	27,164

(1)	Excludes restricted cash of $200 restricted as part of our headquarters lease arrangement for all years presented.
(2)	2008 includes $40,170 net gain from litigation settlement.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). The forward-looking statements in this annual report on Form 10-K do not constitute guarantees of future performance. Investors are cautioned that statements in this annual report on Form 10-K that are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, potential impairment of future earnings, management’s strategy, plans and objectives for future operations and product candidate acquisition, clinical trials and results, litigation strategy, product research and development, research and development expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, the risks identified under the caption “Risk Factors” and other risks detailed in this annual report on Form 10-K and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking information contained in this annual report on Form 10-K.

Overview

We are a biopharmaceutical company focused primarily on the development of novel therapeutics for diseases that affect the central nervous system. A number of drug development programs are currently being conducted to evaluate our drug candidates in diseases such as bipolar disorder and neurodegeneration. In addition, we sell two commercial products, Protein A for monoclonal antibody purification and SecreFlo® for assessment of pancreatic disorders. In fiscal 2008, we experienced growth in sales and profits from our commercial products business. Our business strategy is to deploy the profits from our current commercial products and patent licensing revenues to enable us to invest in the development of our therapeutic product candidates while reducing our financial risk.

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

At the time of sale, we also evaluate the need to accrue for warranty and sales returns. The supply agreements we have with our customers and related purchase orders identify the terms and conditions of each sale and the price of the goods ordered. Due to the nature of our sales arrangements, inventory produced for sale is tested for quality specifications prior to shipment. Since the product is manufactured to order and in compliance with required specifications prior to shipment, the likelihood of sales returns, warranty or other issues is largely diminished. Sales returns and warranty issues are infrequent and have had nominal impact on our financial statements historically. Should changes in conditions cause management to determine that warranty, returns or other sale-related reserves are necessary for certain future transactions, revenue recognized for any reporting period could be adversely affected.

During the fiscal years ended March 31, 2008 and March 31, 2007, we recognized $365,000 and $825,000, respectively, of revenue from a sponsored research and development project under an agreement with the Stanley Medical

Research Institute (“SMRI”). Research revenue is recognized on a cost plus fixed-fee basis when the expense has been incurred and services have been performed. Determination of which costs incurred qualify for reimbursement under the terms of our contractual agreement and the timing of when such costs were incurred involves the judgment of management. Our calculations are based upon the agreed-upon terms as stated in our arrangement. However, should our estimated calculations change or be challenged by SMRI, research revenue may be adjusted in subsequent periods. Our calculations have not historically changed or been challenged and we do not anticipate any subsequent change in our revenue related to this sponsored research and development project.

Additionally, during fiscal years 2008 and 2007, the Company earned and recognized approximately $244,000 and $175,000, respectively in royalty revenue from ChiRhoClin for their sales of secretin. Revenues earned from ChiRhoClin royalties are recorded in the periods when they are earned based on royalty reports sent by ChiRhoClin to the Company.

There have been no material changes to our initial estimates related to revenue recognition in any periods presented in the accompanying financial statements.

Inventories

Inventories relate to our Protein A business. We value inventory at cost or, if lower, fair market value. We determine cost using the first-in, first-out method. We review our inventories at least quarterly and record a provision for excess and obsolete inventory based on our estimates of expected sales volume, production capacity and expiration dates of raw materials, work-in process and finished products. Expected sales volumes are determined based on supply forecasts provided by our key customers for the next three to twelve months. We write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of product revenue. Manufacturing of Protein A finished goods is done to order and tested for quality specifications prior to shipment.

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

The expected term of options granted represents the period of time for which the options are expected to be outstanding and is derived from our historical stock option exercise experience and option expiration data. For option grants made subsequent to the adoption of SFAS No. 123R, the expected life of stock options granted is based on the simplified method allowable under SAB No. 107. Accordingly, the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. In addition, for purposes of estimating the expected term, we have aggregated all individual option awards into one group as we do not expect substantial differences in exercise behavior among its employees. The expected volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of options granted. We determined the expected volatility based upon the historical volatility of our common stock over a period commensurate with the option’s expected term, exclusive of any events not reasonably anticipated to recur over the option’s expected term. The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date. We have never declared or paid any cash dividends on any of our capital stock and do not expect to do so in the foreseeable future. Accordingly, we use an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

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

For the years ended March 31, 2008 and 2007, we recorded stock-based compensation expense of approximately $524,000 and $837,000, respectively, for stock options granted under the Amended and Restated 2001 Repligen Corporation Stock Plan.

As of March 31, 2008, there was $1,030,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.39 years. The Company expects approximately 539,000 of unvested shares of common stock pursuant to outstanding options to vest over the next five years.

RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

Revenues

Total revenue for fiscal 2008, 2007 and 2006 were $19,296,000, $14,074,000, and $12,911,000, and were primarily comprised of sales of our commercial products, Protein A and SecreFlo®. During fiscal 2008, 2007 and 2006 sales of our commercial products were:

	Year ended March 31			% Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in thousands, except percentages)
Protein A	$16,321	$11,127	$10,540	47%	6%
SecreFlo®	2,266	1,947	1,989	16%	-2%

Product revenue	$18,587	$13,074	$12,529	42%	4%

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

During fiscal 2008, Protein A sales increased by $5,194,000 or 47% over fiscal 2007. We shipped 45% more volume of Protein A in fiscal 2008 compared to fiscal 2007 due to increased demand by our customers as the monoclonal antibody market continues to grow. The increase in volume predominantly drove the increase in Protein A revenue, with price increases comprising the difference. The Company sells different Protein A products at different price points. The mix of products sold varies and impacts the fluctuations in total product revenue from year to year.

During fiscal 2007, Protein A sales increased by $587,000 or 6% over fiscal 2006. We shipped 13% less volume of Protein A in fiscal 2007 compared to fiscal 2006. The decrease in volume however did not reduce revenue compared to fiscal 2006, as the mix of products sold had more favorable pricing resulting in a 19% positive impact on total product revenue.

We anticipate that sales of Protein A will decline moderately in fiscal 2009 and continue to be subject to quarterly fluctuations due to timing of large-scale production orders.

Sales of SecreFlo ® increased $319,000 in fiscal 2008 primarily as a result of increased sales to new customers and higher prices.

Sales of SecreFlo® decreased $42,000 or 2% in fiscal 2007 primarily as a result of direct competition with ChiRhoClin, our sole supplier of SecreFlo® and reduced sales and marketing efforts. Decreases in sales volume impacted sales by 1% of the prior year’s total. To remain competitive with ChiRhoClin, we reduced sales prices, which resulted in an unfavorable impact of 1% on SecreFlo® revenues.

The settlement in fiscal 2005 with our sole supplier of SecreFlo® provides for a certain amount of vials of product that we can ultimately ship. The last shipment of SecreFlo® to the Company from ChiRhoClin was received in fiscal 2008 and is expected to allow us to fill sales orders into fiscal 2009. We expect SecreFlo® revenues will decline by ninety percent in fiscal 2009 as we expect to sell our remaining inventory in the first half of the year.

During the fiscal 2008 and 2007, we recognized $365,000 and $825,000, respectively, of revenue from a sponsored research and development project under a cost plus fixed-fee agreement with the Stanley Medical Research Institute (“SMRI”). During fiscal 2008, we recognized $100,000 under an agreement with the Freidriech’s Ataxia Research Alliance. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred. Additionally, during fiscal 2008 and 2007, we earned and recognized approximately $244,000 and $175,000, respectively, in royalty revenue from ChiRhoClin. We expect that total research and license revenues will decrease slightly in fiscal 2009 as we conclude our SMRI agreement. Royalty revenues should increase significantly as we will begin to receive payments from Bristol as a result of sales of their Orencia® product in fiscal 2009.

Costs and Operating expenses

Total costs and operating expenses for fiscal 2008, 2007 and 2006 were approximately ($16,596,000), $15,900,000, and $14,131,000, respectively.

	Year ended March 31,			% Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
(In thousands)
Costs and operating expenses:
Cost of product revenue	$6,160	$3,615	$3,551	70%	2%
Research and development	7,241	5,925	5,163	22%	15%
Selling, general and administrative	10,173	6,360	5,417	60%	17%
Net gain from litigation settlement	(40,170)	—	—	—	—

Total operating expenses	$(16,596)	$15,900	$14,131	(204)%	13%

The increase in cost of product revenue of $2,545,000 or 70% in fiscal 2008 is attributable primarily to a 42% increase in product sales. In addition, fiscal 2008 revenue growth was driven by lower margin products, resulting in a greater increase in cost of product revenue. Specifically, these newer products are produced on a lower scale, resulting in higher overall production and quality costs per unit sold. Further, depreciation costs have increased $197,000 associated with expansion of our fermentation facility, and occupancy costs have increased $136,000 due to our expanded facilities.

The increase in cost of product revenue of $64,000 or 2% in fiscal 2007 is attributable to several factors. These include a decrease in Protein A material costs of $267,000 related to lower volume of Protein A production in fiscal 2007 compared to fiscal 2006 and lower costs of $39,000 related to SecreFlo® sales. These decreases were off-set by an increase of $163,000 in consulting costs and a $128,000 increase in occupancy and depreciation costs. Consulting, occupancy and depreciation costs increased due to the costs associated with implementation of our fermentation facility in fiscal 2007, as well as spending to improve our quality and redundancy systems to meet customer expectations. Additionally, we incurred $26,000 in stock based compensation expense pursuant to the adoption of SFAS No. 123R and had an increase in labor costs of $147,000 compared to fiscal 2006.

Research and development costs primarily include costs of internal personnel, external research collaborations, clinical trials and the costs associated with the manufacturing and testing of clinical materials. We currently have ongoing research and development programs that support our product candidates of secretin and uridine. In addition, we are involved with a number of early stage programs that may or may not be further developed. Due to the small size of the Company and the fact that these various programs share personnel and fixed costs such as facility costs, depreciation, and supplies, we do not track all our expenses by program.

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

These risks and uncertainties also prevent us from estimating with any certainty the specific timing and future costs of our research and development programs, although historical trends within the industry suggest that expenses tend to increase in later stages of development. Collaborations with commercial vendors and academic researchers accounted for 45%, 40%, and 36% of our research and development expenses for fiscal 2008, 2007and 2006, respectively. The outsourcing of such services provides us flexibility to discontinue or increase spending depending on the success of our research and development programs.

Research and development expenses increased by $1,316,000, or 22%, during fiscal 2008. This increase is largely attributable to a $1,133,000 increase in spending related to Friedreich’s Ataxia as we continue to search for a drug candidate. This increase in spending for Friedreich’s Ataxia includes $300,000 relating to common stock issued to the Scripps Research Institute and its designees for the acquisition of a license to use, commercialize and sublicense certain patented technology and improvements thereon, owned or licensed by Scripps. Spending related to uridine for bipolar disorder also increased $261,000 as we continue our phase 2 trials. Spending related to secretin for diagnostic imaging decreased by $54,000 as we completed our phase 2 trial and begin preparations for phase 3 in early fiscal 2009.

Research and development expenses increased by $761,000, or 15%, during fiscal 2007. This increase is largely attributable to higher clinical trial expenses of $959,000, as the Company enrolled the majority of the patients in our two clinical trial programs for uridine for bipolar disorder and secretin for diagnostic imaging. Additionally, there were increased personnel expenses of $66,000 due to a slightly higher headcount. The Company incurred stock-based compensation expense pursuant to the adoption of SFAS No. 123R in fiscal 2007 of $229,000. These increases were offset by reductions in external research expenses of $465,000. This was due to a reduction in activities related to secretin drug manufacturing compared to fiscal 2006.

Future research and development expenses are dependent on a number of variables, including the cost and design of clinical trials and external costs such as manufacturing of clinical materials. We expect our research and development expenses in fiscal 2009 to increase due to clinical trial expenses as we continue studies of secretin for diagnostic imaging, continues drug manufacturing activities for secretin and begins the Friedreich’s Ataxia research and development program which was recently licensed by us. Additionally, there may be further increases in expenses if we acquire additional product candidates.

Selling, general and administrative expenses (SG&A) include the associated costs with selling our commercial products and costs required to support our research and development efforts including legal, accounting, patent, shareholder services and other administrative functions. In addition, SG&A expenses have historically included costs associated with various litigation matters.

During fiscal 2008, SG&A costs increased by approximately $3,813,000 or 60%. This increase was mainly the result of $3,361,000 incremental litigation costs associated with our patent infringement lawsuits against Bristol and other patent prosecution costs. As noted below, the Company also incurred an additional $13,830,000 of litigation costs associated with the ImClone settlement. The Company also incurred additional recruiting and related costs of $263,000 due to the turnover of certain board of director and employee positions.

During fiscal 2007, SG&A costs increased by approximately $943,000 or 17%. This increase was mainly the result of the stock based compensation expense recorded pursuant to the adoption of SFAS No. 123R of $582,000 and personnel expenses which increased by $287,000 due to compensation and benefit increases. Investor relation expenses also increased $78,000 due to expanded outreach to the investment community. Legal expenses were consistent with fiscal 2006 as we continue to prosecute patent infringement lawsuits against Bristol and ImClone.

We expect SG&A expenses to decrease significantly in fiscal 2009 due to anticipated decreases in litigation expenses as the Bristol and ImClone cases have been successfully concluded, offset by slightly higher headcount and related personnel expenses.

Net gain from litigation settlement

On September 10, 2007, Repligen and MIT entered into the ImClone Settlement relating to the lawsuit against ImClone for infringement of the ‘281 patent. Pursuant to the ImClone Settlement, ImClone made a payment of $65 million to Repligen and MIT that resulted in net proceeds to Repligen of $40,170,000 after litigation costs of $13,830,000 and proceeds to MIT of $11,000,000. The ImClone Settlement served as the basis to dismiss the lawsuit against ImClone and for Repligen to grant ImClone a non-exclusive sublicense to the ‘281 patent and certain other intellectual property.

Investment income

Investment income includes income earned on invested cash balances. Investment income for fiscal 2008, 2007 and 2006 was approximately $2,051,000, $948,000 and $750,000, respectively. The increase of $1,104,000 or 116% in fiscal 2008 is attributable to higher overall cash and marketable securities, up $37,962,000 due primarily to the proceeds from the ImClone litigation. The increase of $198,000 or 21% in fiscal 2007 is attributable to higher interest rates. We expect interest income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Provision for income taxes

As a result of the significant increase in net income in fiscal 2008, the Company was liable for Alternative Minimum Tax, for which net operating loss carryforwards are only partially deductible. As a result, the company had an effective tax rate of 2% as we provided $827,000 for income taxes in fiscal 2008.

Liquidity and Capital Resources

We have financed our operations primarily through sales of equity securities, revenues derived from product sales, grants, and proceeds from litigation settlements. Our revenue for the foreseeable future will be limited to our Protein A product revenue, royalties from Bristol, and research and development grants. Revenues derived from the sales of SecreFlo™ vials are expected only through March 2009. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates or our patents will generate revenue and cash flows.

At March 31, 2008, we had cash and marketable securities of $60,589,000 compared to $22,627,000 at March 31, 2007. Deposits for leased office space of $200,000 is classified as restricted cash and is not included in cash and marketable securities total for either 2008 or 2007.

Cash Flows

(In thousands)	Year ended March 31,
Cash provided by (used in)	2008	Increase / (Decrease)	2007	Increase / (Decrease)	2006
Operating Activities	$38,467	$38,062	$405	$(10)	$415
Investing Activities	(14,229)	(16,004)	1,775	311	1,464
Financing Activities	598	480	118	(215)	333

Operating Activities

In fiscal 2008, our operating activities provided cash of $38,467,000 which reflects net income of approximately $37,107,000 which includes non-cash charges totaling approximately $1,659,000 including depreciation, amortization, stock-based compensation charges and the acquisition of the Scripps license for stock. The remaining cash flow from operations resulted from unfavorable changes in various working capital accounts.

In fiscal 2007, our operating activities provided cash of $405,000 which reflects a net loss of approximately $889,000 which includes non-cash charges totaling approximately $1,376,000 including depreciation, amortization and stock based compensation charges. The remaining cash flow from operations resulted from unfavorable changes in various working capital accounts.

Investing Activities

In fiscal 2008, our investing activities consumed $14,229,000 of cash, which is primarily due to net purchases of marketable equity securities of $13,126,000. We also spent $1,103,000 in capital expenditures as we continue to upgrade both our research and development and manufacturing capabilities. In fiscal 2007, investing activities included capital spending of $1,327,000 mainly related to the new fermentation facility in Waltham, Massachusetts. We place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines.

Financing Activities

In fiscal 2008, exercises of stock options provided cash receipts of $638,000. In fiscal 2007, exercises of stock options provided cash proceeds of $158,000.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual Obligations

As of March 31, 2008, we had the following fixed obligations and commitments:

	Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$2,015	$523	$1,083	$409	$—
Capital lease obligations	94	49	45	—	—
Purchase obligations (1)	784	784	—	—	—
Contractual obligations (2)	329	138	96	72	23

Total	$3,222	$1,494	$1,224	$481	$23

(1)	This amount represents minimum commitments due under a third-party manufacturing agreement.
(2)	These amounts include payments for license, supply and consulting agreements.

Capital Requirements

Our future capital requirements will depend on many factors, including the following:

•	the success of our clinical studies;

•	the scope of and progress made in our research and development activities;

•	our ability to acquire additional product candidates;

•	the success of any proposed financing efforts; and

•	the ability to sustain sales and profits of our commercial products.

Absent an acquisition of another product candidate, we believe our current cash balances are adequate to meet our cash needs for at least the next twenty-four months. We expect to incur an increased level of expense in fiscal 2009 compared to those incurred in fiscal 2008. This is due to anticipated increases in clinical study expenses as well as increased personnel expenses, offset by decreased legal fees as we have successfully concluded our litigation activities. Our future capital requirements include, but are not limited to, continued investment in our research and development programs, capital expenditures primarily associated with purchases of equipment and continued investment in our intellectual property portfolio.

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

Net Operating Loss Carryforwards

At March 31, 2008, we had net operating loss carryforwards of approximately $63,517,000, research and development credit carryforwards of approximately $2,205,000, and other tax credits of $733,000 available to reduce future federal income taxes, if any. The net operating loss and tax credit carryforwards will begin to and will continue to expire at various dates, beginning in fiscal 2009, if not used. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders. We did not record a tax provision in fiscal 2007 and 2006 statement of operations as we did not generate taxable income. In fiscal 2008, we utilized our net operating loss carryforwards to reduce our income tax provision.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations “ (“SFAS 141(R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in financial statements, including capitalizing at the acquisition date the fair value of acquired in process research and development projects, and remeasuring and writing down these assets, if necessary, in subsequent periods during their development. The new standards will be applied prospectively for business combinations that occur for the Company on or after April 1, 2009, except that presentation and disclosure requirements of SFAS 160 regarding minority interests shall be applied retrospectively.

In December 2007, the FASB ratified EITF No. 07-1, “Accounting for Collaborative Agreements” (“EITF 07-1”). EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined, which includes arrangements the Company has entered into regarding development and commercialization of products. EITF 07-1 is effective for the Company as of April 1, 2009. The Company has not yet completed its evaluation of EITF 07-1, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

In June 2007, the FASB ratified EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” ( “EITF 07-3”), which requires that nonrefundable advance payments for goods and services that will be used or rendered in future R&D activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. EITF No. 07-3 is effective for the Company as of April 1, 2008. The Company has not yet completed its evaluation of EITF 07-3, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the Company as of April 1, 2008. The Company has not yet completed its evaluation of SFAS No. 159 , but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, provides guidance for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company as of April 1, 2008. The Company has not yet completed its evaluation of SFAS 157, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $209,000 decrease in the fair value of our investments as of March 31, 2008. However, the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. treasury obligations) and type of instrument. We do not expect any material loss from our marketable security investments due to interest rate fluctuations and therefore believe that our potential interest rate exposure is limited. We intend to hold these investments to maturity, in accordance with our business plans.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 15(a) below and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of our chief executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, on a timely basis, and is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of March 31, 2008, our internal control over financial reporting is effective based on those criteria. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of March 31, 2008. Please see Item 9A of this Form 10-K.

/s/ REPLIGEN CORPORATION

June 11, 2008

(c) Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Repligen Corporation:

We have audited Repligen Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Repligen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Repligen Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Repligen Corporation as of March 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008 of Repligen Corporation and our report dated June 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

June 11, 2008

(d) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have material affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Items 10, 11, 12, 13 and 14, is incorporated herein by reference from the Company’s proxy statement for the Annual Meeting of Stockholders to be held on September 12, 2008.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a) (1) Financial Statements:

The financial statements required by this item are submitted in a separate section beginning on page 35 of this Report, as follows:

(a) (2) Financial Statement Schedules:

None

(a) (3) Exhibits:

The Exhibits which are filed as part of this Annual Report or which are incorporated by reference are set forth in the Exhibit Index hereto.

EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

4.2*	The Amended 1992 Repligen Corporation Stock Option Plan, as amended (filed as Exhibit 4.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

4.3	Rights Agreement, dated as of March 3, 2003, between Repligen Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to Repligen Corporation’s Current Report on Form 8-K filed March 4, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

4.5*	The Amended and Restated 2001 Repligen Corporation Stock Option Plan, adopted by the Stockholders on September 10, 2003 (filed as Appendix B to Repligen Corporation’s Definitive Proxy Statement on Schedule 14A dated July 22, 2003 and incorporated herein by reference).

4.6	Common Stock Purchase Warrant dated April 6, 2007 (filed as Exhibit 4.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

10.1*	Consulting Agreement, dated October 1, 1981, between Dr. Paul Schimmel and Repligen Corporation. (filed as Exhibit 10.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.2*	Consulting Agreement, dated November 1, 1981, between Dr. Alexander Rich and Repligen Corporation. (filed as Exhibit 10.2 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.3*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy (filed as Exhibit 10.3 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.4*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche (filed as Exhibit 10.4 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.5*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Daniel P. Witt (filed as Exhibit 10.5 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

#10.6	Patent Purchase Agreement dated as of March 9, 1999 among the Company and Autism Research Institute and Victoria Beck (filed as Exhibit 2.1 to Repligen Corporation’s Current Report on Form 8-K/A filed June 15, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

#10.7	Manufacturing Transfer Agreement dated as of December 17, 1998 among the Company and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference) (SEC File No. 000-14656).

Exhibit Number	Document Description
#10.8	Supply Agreement dated as of May 26, 1999 by and between Repligen Corporation and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

#10.9	License Agreement dated as of July 24, 2000 with University of Michigan (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

10.10	Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference) (SEC File No. 000-14656).

#10.11	Wellstat/Repligen Settlement Agreement by and among The Regents of The University of California, Robert Naviaux and Repligen Corporation and dated as of November 16, 2004 (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference).

#10.12	Regents/Repligen Settlement Agreement by and between Wellstat Therapeutics Corporation (formerly Pro-Neuron, Inc.) and Repligen Corporation and dated as of November 16, 2004 (as Exhibit 10.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference).

#10.13	Amendment No. 1 to Supply Agreement between Amersham Biosciences and Repligen Corporation dated May 26, 1999, dated February 3, 2005, (SEC File No. 000-14656), (filed as Exhibit 10.13 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.14*	The Amended and Restated 2001 Repligen Corporation Stock Option Plan, Form of Incentive Stock Option Plan (filed as Exhibit 10.14 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.15*	The Amended and Restated 2001 Repligen Corporation Stock Plan, Form of Restricted Stock Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on January 9, 2006 and incorporated herein by reference).

10.16*	Repligen Executive Incentive Compensation Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on form 8-K filed on December 14, 2005 and incorporated herein by reference).

#10.17	Settlement Agreement by and between ChiRhoClin, Inc. and Repligen Corporation, and dated as of May 9, 2005 (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

#10.18	License Agreement by and between The Scripps Research Institute and Repligen Corporation dated April 6, 2007 (filed as Exhibit filed as Exhibit 10.18 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007 and incorporated herein by reference).

#10.19	Settlement Agreement and Releases dated September 10, 2007 by and among Repligen Corporation, Massachusetts Institute of Technology and ImClone Systems Incorporated (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.20*+	Employment Offer Letter dated February 29, 2008 by and between Repligen Corporation and William Kelly.

23.1+	Consent of Ernst & Young LLP.

24.1+	Power of Attorney (included on signature page).

31.1+	Rule 13a-14(a)/15d-14(a) Certification.

31.2+	Rule 13a-14(a)/15d-14(a) Certification.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential treatment obtained as to certain portions.
*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

The exhibits listed above are not contained in the copy of the Annual Report on Form 10-K distributed to stockholders. Upon the request of any stockholder entitled to vote at the 2008 annual meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 41 Seyon Street, Waltham, MA 02453.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPLIGEN CORPORATION

By:	/S/ WALTER C. HERLIHY
Walter C. Herlihy
Chief Executive Officer and President
(Principal executive officer)

Date: June 13, 2008

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby makes, constitutes and appoints Walter C. Herlihy and William J. Kelly with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any or all amendments to this Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents of any of them, or any substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALEXANDER RICH	Chairman of the Board of Directors	June 13, 2008
Alexander Rich, M.D.

/S/ WALTER HERLIHY	President, Chief Executive Officer and Director	June 13, 2008
Walter C. Herlihy, Ph.D.	(Principal executive officer)

/S/ WILLIAM J. KELLY	Vice President, Finance and Administration	June 13, 2008
William J. Kelly	(Principal accounting and financial officer)

/S/ KAREN DAWES	Director	June 13, 2008
Karen Dawes

/S/ THOMAS F. RYAN, JR.	Director	June 13, 2008
Thomas F. Ryan, Jr.

/S/ EARL W. HENRY	Director	June 13, 2008
Earl W. Henry, M.D.

EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

4.2*	The Amended 1992 Repligen Corporation Stock Option Plan, as amended (filed as Exhibit 4.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

4.3	Rights Agreement, dated as of March 3, 2003, between Repligen Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to Repligen Corporation’s Current Report on Form 8-K filed March 4, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

4.5*	The Amended and Restated 2001 Repligen Corporation Stock Option Plan, adopted by the Stockholders on September 10, 2003 (filed as Appendix B to Repligen Corporation’s Definitive Proxy Statement on Schedule 14A dated July 22, 2003 and incorporated herein by reference).

4.6	Common Stock Purchase Warrant dated April 6, 2007 (filed as Exhibit 4.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

10.1*	Consulting Agreement, dated October 1, 1981, between Dr. Paul Schimmel and Repligen Corporation. (filed as Exhibit 10.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.2*	Consulting Agreement, dated November 1, 1981, between Dr. Alexander Rich and Repligen Corporation. (filed as Exhibit 10.2 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.3*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy (filed as Exhibit 10.3 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.4*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche (filed as Exhibit 10.4 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.5*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Daniel P. Witt (filed as Exhibit 10.5 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

#10.6	Patent Purchase Agreement dated as of March 9, 1999 among the Company and Autism Research Institute and Victoria Beck (filed as Exhibit 2.1 to Repligen Corporation’s Current Report on Form 8-K/A filed June 15, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

#10.7	Manufacturing Transfer Agreement dated as of December 17, 1998 among the Company and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference) (SEC File No. 000-14656).

Exhibit Number	Document Description
#10.8	Supply Agreement dated as of May 26, 1999 by and between Repligen Corporation and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

#10.9	License Agreement dated as of July 24, 2000 with University of Michigan (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

10.10	Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference) (SEC File No. 000-14656).

#10.11	Wellstat/Repligen Settlement Agreement by and among The Regents of The University of California, Robert Naviaux and Repligen Corporation and dated as of November 16, 2004 (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference).

#10.12	Regents/Repligen Settlement Agreement by and between Wellstat Therapeutics Corporation (formerly Pro-Neuron, Inc.) and Repligen Corporation and dated as of November 16, 2004 (as Exhibit 10.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference).

#10.13	Amendment No. 1 to Supply Agreement between Amersham Biosciences and Repligen Corporation dated May 26, 1999, dated February 3, 2005, (SEC File No. 000-14656), (filed as Exhibit 10.13 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.14*	The Amended and Restated 2001 Repligen Corporation Stock Option Plan, Form of Incentive Stock Option Plan (filed as Exhibit 10.14 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.15*	The Amended and Restated 2001 Repligen Corporation Stock Plan, Form of Restricted Stock Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on January 9, 2006 and incorporated herein by reference).

10.16*	Repligen Executive Incentive Compensation Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on form 8-K filed on December 14, 2005 and incorporated herein by reference).

#10.17	Settlement Agreement by and between ChiRhoClin, Inc. and Repligen Corporation, and dated as of May 9, 2005 (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

#10.18	License Agreement by and between The Scripps Research Institute and Repligen Corporation dated April 6, 2007 (filed as Exhibit filed as Exhibit 10.18 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007 and incorporated herein by reference).

#10.19	Settlement Agreement and Releases dated September 10, 2007 by and among Repligen Corporation, Massachusetts Institute of Technology and ImClone Systems Incorporated (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.20*+	Employment Offer Letter dated February 29, 2008 by and between Repligen Corporation and William Kelly

23.1+	Consent of Ernst & Young LLP.

24.1+	Power of Attorney (included on signature page).

31.1+	Rule 13a-14(a)/15d-14(a) Certification.

31.2+	Rule 13a-14(a)/15d-14(a) Certification.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential treatment obtained as to certain portions.
*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Repligen Corporation:

We have audited the accompanying balance sheets of Repligen Corporation as of March 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repligen Corporation at March 31, 2008 and 2007, and the results of its operations, and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, on April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Repligen Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

June 11, 2008

REPLIGEN CORPORATION

BALANCE SHEETS

	March 31, 2008	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$32,562,138	$7,726,505
Marketable securities	17,221,653	14,900,840
Accounts receivable, less reserve of $10,000	1,125,801	1,143,694
Inventories	2,804,247	1,514,571
Prepaid expenses and other current assets	707,347	445,415

Total current assets	54,421,186	25,731,025
Property and equipment, at cost:
Leasehold improvements	3,333,098	3,212,916
Equipment	3,271,446	2,353,667
Furniture and fixtures	226,655	191,356

Total property and equipment	6,831,199	5,757,939
Less: accumulated depreciation	(3,417,941)	(2,613,081)

Property, plant and equipment, net	3,413,258	3,144,858
Long-term marketable securities	10,805,263	—
Restricted cash	200,000	200,000

Total assets	$68,839,707	$29,075,883

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,721,909	$1,161,504
Accrued liabilities	1,867,901	2,175,739

Total current liabilities	4,589,810	3,337,243
Long-term liabilities	143,043	200,342

Total liabilities	4,732,853	3,537,585
Commitments and contingencies (Notes 5, 10 and 11)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, issued and outstanding 31,072,934 shares at March 31, 2008 and 30,477,635 shares at March 31, 2007	310,729	304,776
Additional paid-in capital	184,372,945	182,916,856
Accumulated deficit	(120,576,820)	(157,683,334)

Total stockholders’ equity	64,106,854	25,538,298

Total liabilities and stockholders’ equity	$68,839,707	$29,075,883

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF OPERATIONS

	Years ended March 31,
	2008	2007	2006
Revenue:
Product revenue	$18,587,376	$13,073,894	$12,529,404
Other revenue	708,905	1,000,345	382,000

Total revenue	19,296,281	14,074,239	12,911,404

Operating expenses: (1)
Cost of product revenue	6,160,245	3,614,837	3,550,861
Research and development	7,240,812	5,924,439	5,163,098
Selling, general and administrative	10,173,400	6,360,292	5,417,339
Net gain from litigation settlement	(40,170,000)	—	—

Total operating expenses	(16,595,543)	15,899,568	14,131,298

Income / (loss) from operations	35,891,824	(1,825,329)	(1,219,894)
Investment income	2,051,258	947,547	750,156
Interest expense	(9,097)	(11,481)	(3,010)
Other income	—	—	1,169,608

Income / (loss) before income taxes	37,933,985	(889,263)	696,860
Provision for income taxes	827,471	—	—

Net income (loss)	$37,106,514	$(889,263)	$696,860

Basic earnings (loss) per share	$1.20	$(0.03)	$0.02

Diluted earnings (loss) per share	$1.18	$(0.03)	$0.02

Weighted average shares outstanding:
Basic	30,834,491	30,379,350	30,125,041

Diluted	31,320,997	30,379,350	30,690,941

(1) Includes non-cash stock-based compensation as follows:
Cost of product revenue	$28,134	$25,655	$—
Research and development	106,870	228,597	20,650
Selling, general and administrative	389,383	582,280	—

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid- in Capital	Deferred Compensation	Accumulated Deficit	Stockholders’ Equity
Balance at March 31, 2005	30,094,435	$300,944	$181,479,645	$—	$(157,490,931)	$24,289,658

Issuance of common stock for services	25,000	250	85,500			85,750
Deferred compensation related to employee stock options	20,000	200	82,600	(82,600)		200
Amortization of deferred compensation				20,650		20,650
Exercise of stock options	238,200	2,382	337,529			339,911
Net income	—	—	—		696,860	696,860

Balance at March 31, 2006	30,377,635	303,776	181,985,274	(61,950)	(156,794,071)	25,433,029

Reclassification of deferred compensation			(61,950)	61,950		—
Share-based compensation expense			836,532			836,532
Repurchase and retirement of treasury stock	(10,000)	(100)	100			—
Exercise of stock options	110,000	1,100	156,900			158,000
Net loss					(889,263)	(889,263)

Balance, March 31, 2007	30,477,635	304,776	182,916,856	—	(157,683,334)	25,538,298

Share-based compensation expense			524,387			524,387
Issuance of common stock for license	87,464	875	299,125			300,000
Exercise of stock options	507,835	5,078	632,577			637,655
Net income					37,106,514	37,106,514

Balance, March 31, 2008	31,072,934	$310,729	$184,372,945	$—	$(120,576,820)	$64,106,854

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income:	$37,106,514	$(889,263)	$696,860
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Issuance of common stock for license	300,000	—
Issuance of common stock for services	—	—	85,750
Depreciation	824,626	539,032	398,434
Stock-based compensation expense	524,387	836,532	20,650
Loss on disposal of assets	9,559	—	18,369
Bad debt reserve	—	—	(5,000)
Changes in assets and liabilities:
Accounts receivable	17,893	(549,969)	175,507
Inventories	(1,289,676)	(48,979)	(832,278)
Prepaid expenses and other current assets	(261,932)	106,827	133,906
Accounts payable	1,560,405	95,059	49,487
Accrued liabilities	(267,876)	346,419	(327,805)
Long-term liabilities	(57,299)	(30,176)	1,504

Net cash provided by operating activities	38,466,601	405,482	415,384

Cash flows from investing activities:
Purchases of marketable securities	(54,797,953)	(13,973,896)	(11,383,595)
Redemptions of marketable securities	41,671,877	17,075,000	13,583,000
Purchases of property and equipment	(1,102,585)	(1,326,529)	(735,495)

Net cash provided by (used in) investing activities	(14,228,661)	1,774,575	1,463,910

Cash flows from financing activities:
Exercise of stock options	637,655	158,000	340,111
Principal payments under capital lease obligation	(39,962)	(40,029)	(7,609)

Net cash provided by financing activities	597,693	117,971	332,502

Net increase in cash and cash equivalents	24,835,633	2,298,028	2,211,796
Cash and cash equivalents, beginning of period	7,726,505	5,428,477	3,216,681

Cash and cash equivalents, end of period	$32,562,138	$7,726,505	$5,428,477

Supplemental disclosure of non-cash activities
Purchase of capital lease equipment	$—	$—	$133,261

Non-cash tender of common stock to exercise stock options	$564,003	$—	$—

Reclassification of deferred compensation	$—	$61,950	$—

Recording of deferred compensation	$—	$—	$82,600

Disposal of fully depreciated equipment	$—	$—	$109,339

See accompanying notes.

REPLIGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Nature of Business

Repligen Corporation (“Repligen” or the “Company”) is a biopharmaceutical company focused on the development of novel therapeutics primarily for the treatment of diseases of the central nervous system. A number of drug development programs are currently being conducted to evaluate the Company’s drug candidates in diseases such as pancreatitis, bipolar disorder and neurodegeneration. In addition, Repligen sells two commercial products, Protein A, for monoclonal antibody purification, and SecreFlo®, for assessment of pancreatic disorders.

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

At the time of sale, the Company also evaluates the need to accrue for warranty and sales returns. The supply agreements the Company has with its customers and related purchase orders identify the terms and conditions of each sale and the price of the goods ordered. Due to the nature of the sales arrangements, inventory produced for sale is tested for quality specifications prior to shipment. Since the product is manufactured to order and in compliance with required specifications prior to shipment, the likelihood of sales return, warranty or other issues is largely diminished. Sales returns and warranty issues are infrequent and have had nominal impact on the Company’s historical financial statements. Should changes in conditions cause management to determine that warranty, returns or other sale-related reserves are necessary for certain future transactions, revenue recognized for any reporting period could be adversely affected.

During the fiscal years ended March 31, 2008 and 2007, the Company recognized $365,000 and $825,000, respectively, of revenue from a sponsored research and development project under an agreement with the Stanley Medical Research Institute (“SMRI”). In fiscal 2008, the Company recognized $100,000 under an agreement with the Freidriech’s Ataxia Research Alliance. Research revenue is recognized on a cost plus fixed-fee basis when the expense has been incurred and services have been performed. Determination of which costs incurred qualify for reimbursement under the terms of the contractual agreement and the timing of when such costs were incurred involves the judgment of management. The Company believes its calculations are based upon the agreed-upon terms as stated in the contracts. However, should the estimated calculations change or be challenged, research revenue may be adjusted in subsequent periods. The calculations have not historically changed or been challenged and the Company does not anticipate any subsequent change in its revenue related to sponsored research and development projects.

Additionally, during fiscal 2008 and 2007, the Company earned and recognized approximately $244,000 and $175,000 in royalty revenue, respectively, from ChiRhoClin, Inc. (“ChiRhoClin”) based on their sales of secretin. Revenues earned from ChiRhoClin royalties are recorded in the periods when they are earned based on royalty reports sent by ChiRhoClin to the Company.

There have been no material changes to the Company’s initial estimates related to revenue recognition in any periods presented in the accompanying financial statements.

Risks and Uncertainties

The Company evaluates its operations periodically to determine if any risks and uncertainties exist that could impact its operations in the near term. The Company does not believe that there are any significant risks which have not already been disclosed in the financial statements. A loss of certain suppliers could temporarily disrupt operations, although alternate sources of supply exist for these items. The Company has mitigated these risks by working closely with key suppliers, identifying alternate sources and developing contingency plans.

Comprehensive Income (Loss)

The Company applies the standards established in Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company’s comprehensive income (loss) is equal to its reported net income (loss) for all periods presented.

Cash Equivalents & Marketable Securities

The Company applies the standards established in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At March 31, 2008, the majority of the Company’s cash equivalents and marketable securities are classified as held-to-maturity investments as the Company has the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year.

At March 31, 2008 and 2007, marketable securities also include investment grade auction rate securities, which provide higher yields than money market and other cash equivalent investments. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold. The Company does not intend to hold these securities to maturity, but rather to use the securities to provide liquidity as necessary. Auction rate securities are classified as available-for-sale and reported at fair value. Due to the reset feature and their carrying value equaling their fair value, there are no unrealized gains or losses from these short-term investments. Subsequent to March 31, 2008, the Company successfully sold $825,000 of our auction rate securities without incurring a loss, leaving only $75,000 remaining in our portfolio.

Cash and cash equivalents and marketable securities consist of the following at March 31, 2008 and 2007:

			Unrealized Gain (Loss)
	As of March 31,		As of March 31,
Type of Security	2008	2007	2008	2007
Cash and cash equivalents	$32,562,138	$7,726,505	$—	$—

Marketable securities:
Auction rate securities	900,000	475,000	—	—
U.S. Government and agency securities	—	3,460,665	—	(8,273)
Corporate and other debt securities	16,321,653	10,965,175	106,137	(9,877)

	17,221,653	14,900,840	106,137	(18,150)

Long-term marketable securities:
Corporate and other debt securities	10,805,263	—	140,761	—

Total	$60,589,054	$22,627,345	$246,898	$(18,150)

The average of remaining maturity of long-term marketable securities at March 31, 2008 is approximately one and one half years.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments which represent cash, cash equivalents, marketable securities, and accounts receivable generally approximate fair value due to the short-term nature of these instruments.

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. The Company’s cash equivalents and marketable securities are invested in financial instruments with high credit ratings and by policy limits the amount of its credit exposure to any one issue, issuer, (with the exception of U.S. treasury obligations) and type of instrument. At March 31, 2008, the Company has no investments such as those associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. The Company maintains reserves for the potential write-off of accounts receivable. To date, the Company has not written off any significant accounts. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Years Ended March 31,
	2008	2007	2006
Customer A	61%	49%	49%
Customer B	14%	23%	26%

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable balances are as follows:

	As of March 31,
	2008	2007
Customer A	20%	47%
Customer B	24%	15%

Inventories

Inventories relate to the Company’s Protein A business. The Company values inventory at cost or, if lower, fair market value. Repligen determines cost using the first-in, first-out method. The Company reviews its inventories at least quarterly and records a provision for excess and obsolete inventory based on its estimates of expected sales volume, production capacity and expiration dates of raw materials, work-in process and finished products. Expected sales volumes are determined based on supply forecasts provided by key customers for the next three to twelve months. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of product revenue. Manufacturing of Protein A finished goods is done to order and tested for quality specifications prior to shipment.

A change in the estimated timing or amount of demand for the Company’s products could result in additional provisions for excess inventory quantities on hand. Any significant unanticipated changes in demand or unexpected quality failures could have a significant impact on the value of inventory and reported operating results. During all periods presented in the accompanying financial statements, there has been no material adjustments related to a revised estimate of inventory valuations.

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories at March 31, 2008 and 2007 consist of the following:

	As of March 31,
Classification	2008	2007
Raw Materials	$1,676,402	$733,112
Work-in-process	676,769	616,519
Finished products	451,076	164,940

Total	$2,804,247	$1,514,571

Depreciation

Depreciation is calculated using the straight-line method over the estimated useful life of the asset as follows:

Classification	Estimated Useful Life
Leasehold improvements	Shorter of the term of the lease or estimated useful life
Equipment	Three to five years
Furniture and fixtures	Five years

The Company recorded a charge to operations for depreciation of property and equipment in the amount of $824,626, $539,032 and $398,434 in 2008, 2007 and 2006, respectively. Depreciation includes the depreciation of assets recorded under capitalized lease agreements which aggregated $42,762, $41,850, and $16,268 in 2008, 2007 and 2006, respectively.

Earnings (Loss) Per Share

The Company applies the standards established in Statement of Financial Accounting Standard (“SFAS”) No. 128, “Presenting Earnings Per Share.” Basic earnings (loss) per share for the years ended March 31, 2008, 2007 and 2006 were computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share were computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method in accordance with SFAS No. 128. Dilutive potential common shares include outstanding stock options.

Basic and diluted weighted average shares outstanding were as follows:

	Twelve Months Ended March 31,
	2008	2007	2006
Basic weighted average common shares outstanding	30,834,491	30,379,350	30,125,041
Dilutive effect of common stock options	486,506	—	565,900

Diluted weighted average common shares outstanding	31,320,997	30,379,350	30,690,941

Diluted weighted average shares outstanding for the year ended March 31, 2007 does not include 2,292,750 potential common shares for stock options because to do so would be antidilutive. Accordingly, for the year ended March 31, 2007, basic and diluted net loss per share is the same.

For the years ended March 31, 2008 and 2006, options to purchase 443,000 and 955,400 shares were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares.

Segment Reporting

The Company applies the standards established in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. The chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance, identifies operating segments as components of an enterprise about which separate discrete financial information is available for evaluation. To date, the Company has viewed its operations and manages its business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

The following table presents the Company’s revenue by geographic area (based on the location of the customer):

	Year Ended March 31,
	2008	2007	2006
Sweden	61%	45%	51%
United States	36%	47%	48%
Other	3%	8%	1%

Total	100%	100%	100%

The following table presents the Company’s product revenue by product type:

	Year Ended March 31,
	2008	2007	2006
Protein A	$16,321	$11,127	$10,540
SecreFlo®	2,266	1,947	1,989

Total	$18,587	$13,074	$12,529

As of March 31, 2008 and 2007 all of the Company’s assets are located in the United States.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations “ (“SFAS 141(R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in financial statements, including capitalizing at the acquisition date the fair value of acquired in process research and development projects, and remeasuring and writing down these assets, if necessary, in subsequent periods during their development. The new standards will be applied prospectively for business combinations that occur for the Company on or after April 1, 2009, except that presentation and disclosure requirements of SFAS 160 regarding minority interests shall be applied retrospectively.

In December 2007, the FASB ratified EITF No. 07-1, “Accounting for Collaborative Agreements” (“EITF 07-1”). EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined, which includes arrangements the Company has entered into regarding development and commercialization of products. EITF 07-1 is effective for the Company as of April 1, 2009. The Company has not yet completed its evaluation of EITF 07-1, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

In June 2007, the FASB ratified EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” ( “EITF 07-3”), which requires that nonrefundable advance payments for goods and services that will be used or rendered in future R&D activities pursuant to executory contractual arrangements be deferred and recognized as an expense in the period that the related goods are delivered or services are performed. EITF No. 07-3 is effective for the Company as of April 1, 2008. The Company has not yet completed its evaluation of EITF 07-3, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the Company as of April 1, 2008. The Company has not yet completed its evaluation of SFAS No. 159 , but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, provides guidance for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the Company as of April 1, 2008. The Company has not yet completed its evaluation of SFAS 157, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

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

Prior to the adoption of SFAS No. 123R, the Company applied SFAS No. 123, Accounting for Stock-Based Compensation, amended by SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, which allowed companies to apply the existing accounting rules under APB Opinion No. 25. Pursuant to APB Opinion No. 25, the Company accounted for its stock-based awards to employees using the intrinsic-value method, under which compensation expense was measured on the date of grant as the difference between the fair value of the Company’s common stock and the option exercise price multiplied by the number of options granted. Generally, the Company granted stock options with exercise prices equal to the fair value of its common stock; however, to the extent that the fair value of the common stock exceeded the exercise price of stock options granted to employees on the date of grant, the Company recorded deferred stock-based compensation and amortized the expense over the vesting schedule of the options, generally four years. During the year ended March 31, 2006, in accordance with APB Opinion No. 25, the Company recorded deferred stock-based compensation resulting from the grant of employee stock options with an exercise price less than the fair value of common stock. As of March 31, 2006, the Company had $61,950 of deferred stock-based compensation remaining to be amortized. Upon the adoption of SFAS No. 123R on April 1, 2006, the deferred stock-based compensation balance was netted against additional paid-in capital on the balance sheet and statement of stockholders’ equity.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Plans for the fiscal year ended March 31, 2006. Since stock-based compensation expense for the fiscal years ended March 31, 2008 and 2007 was calculated under the provisions of SFAS No. 123R, there is no disclosure of pro forma net income (loss) and net income (loss) per share for those periods. For purposes of the pro forma disclosure for the fiscal year ended March 31, 2006 set forth in the table below, the value of the options is estimated using a Black-Scholes option pricing model and amortized on a straight-line basis to expense over the options’ vesting periods.

Year ended March 31, 2006
Net income as reported	$696,860
Add: Stock-based employee compensation cost included in reported net income	20,650
Deduct: Stock-based employee compensation cost that would have been included in the determination of net loss as reported if the fair value method had been applied to all awards	(745,043)

Pro forma net (loss)	$(27,533)

Basic and diluted net income per common share, as reported	$0.02

Basic and diluted net (loss) per common share, pro forma	$—

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

For the fiscal years ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense of approximately $524,000 and $837,000, respectively, for stock options granted under the Amended and Restated 2001 Repligen Corporation Stock Plan. Basic and diluted earnings per share amounts for the fiscal year ended March 31, 2007 were decreased by $0.03 as a result of the adoption of SFAS No. 123R.

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

The Plans allow for the granting of incentive and nonqualified options and restricted stock and other equity awards to purchase shares of common stock. Historically, incentive options granted to employees under the Plans generally vested over a four to five-year period, with 20%-25% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At March 31, 2008, options to purchase 1,266,250 shares of common stock were outstanding under the Amended and Restated 2001 Repligen Corporation Plan and options to purchase 356,500 shares of common stock were outstanding under the 1992 Repligen Corporation Stock Option Plan. At March 31, 2008, 442,809 shares were available for future grant under the Amended and Restated 2001 Repligen Corporation Stock Plan.

The Company uses the Black-Scholes option pricing model to calculate the fair value on the grant date of stock-based compensation for stock options granted under the Plans. The fair value of stock options granted during the fiscal years ended March 31, 2008, 2007 and 2006 were calculated using the following estimated weighted- average assumptions:

Year ended
	March 31, 2008	March 31, 2007	March 31, 2006
Expected term (years)	6.5	6.5	7
Volatility	64.46%-76.85%	77.24%-91.86%	90.79%-94.41%
Risk-free interest rate	2.81%-4.97%	4.44%-5.07%	3.83%-4.58%
Expected dividend yield	—	—	—

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

Expected volatility - The expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of options granted. The Company determines the expected volatility based upon the historical volatility of the Company’s common stock over a period commensurate with the option’s expected term, exclusive of any events not reasonably anticipated to recur over the option’s expected term.

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

Information regarding option activity for the year ended March 31, 2008 under the Plans is summarized below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at March 31, 2007	2,293	$3.25

Granted	327	4.50
Exercised	(647)	1.86
Forfeited/Cancelled	(350)	4.26

Options outstanding at March 31, 2008	1,623	$3.85	5.87	$2,364

Options exercisable at March 31, 2008	1,031	$3.93	4.45	$1,626

Vested and expected to vest at March 31, 2008 (1)	1,570	$3.78	5.99	$2,259

(1)	This represents the number of vested options as of March 31, 2008 plus the number of unvested options expected to vest as of March 31, 2008 based on the unvested outstanding options at March 31, 2008 adjusted for the estimated forfeiture rate of 8% for awards granted to non-director level employees and 3% for awards granted to director level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2008 of $4.82 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2008.

The weighted average grant date fair value of options granted during the fiscal year ended March 31, 2008 was $3.04. The total fair value of stock options that vested during the fiscal years ended March 31, 2008 and 2007 was approximately $494,000 and $869,000, respectively. The total intrinsic value of options exercised during the years ended March 31, 2008, 2007 and 2006 was $1,672,260, $189,800, and $852,152, respectively, determined as of the date of exercise. The Company received $637,655, $158,000 and $339,911 from stock option exercises during the years ended March 31, 2008, 2007 and 2006, respectively.

As of March 31, 2008, there was $1,030,022 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.39 years. The Company expects approximately 539,000 shares of common stock subject to unvested outstanding options to vest over the next five years.

3.	Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”

The Company’s tax provision for the year ended March 31, 2008, $827,471, is comprised of a current provision for federal income taxes in the amount of $736,805 and a current provision for state income taxes in the amount of $90,666. The Company did not record a federal or state tax provision for the years ended March 31, 2007 and 2006 since the Company did not generate taxable income in such years.

At March 31, 2008, the Company had net operating loss carryforwards of approximately $63,517,000, business tax credits carryforwards of approximately $2,205,000, and other tax credits of approximately $733,000 available to reduce future federal income taxes, if any. Additionally, at March 31, 2008 the Company also had business tax credits carryforwards of approximately $2,665,000 available to reduce future state income taxes, if any. At March 31, 2008, the Company had utilized all available state net operating loss carryforwards. Federal net operating loss carryforwards of approximately $8,482,000 and $7,533,000 expired in fiscal 2007 and 2006, respectively. The net operating loss and business tax credits carryforwards will continue to expire at various dates through March 2026. The net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

The deferred tax assets consist of the following:

	As of March 31,
	2008	2007
Temporary timing differences	$5,621,000	$6,580,000
Net operating loss carryforwards	21,596,000	40,060,000
Tax business credits carryforwards	4,697,000	5,270,000

Total deferred tax assets	31,914,000	51,910,000
Valuation allowance	(31,914,000)	(51,910,000)

Net deferred tax asset	$—	$—

At March 31, 2008 and 2007, a full valuation allowance has been provided against the deferred tax assets, as it is uncertain if the Company will realize the benefits of such deferred tax assets.

The reconciliation of the federal statutory rate to the effective income tax rate for the years ended March 31, 2008, 2007 and 2006, respectively, is as follows:

	Years Ended March 31,
	2008		2007		2006
Income (loss) before income taxes	$37,933,985%		$(889,263)%		$686,860%

Expected tax (recovery) at statutory rate	12,897,555	34.0%	(302,349)	34.0%	233,532	34.0%
Adjustments due to:
State income taxes	1,620,725	4.3%	(53,356)	6.0%	41,212	6.0%
Utilization of loss carryforwards and business tax credits	(13,987,955)	(36.9)%
Alternative minimum tax	732,817	1.9%
Permanent differences	191,459	0.5%	152,887	(17.2)%	(5,000)	(0.7)%
Change in valuation allowance	(627,130)	(1.6)%	202,818	(22.8)%	(269,744)	(39.3)%

Provision for income taxes	$827,471	2.2%	$—	0.0%	$—	0.0%

The Company adopted the provisions of FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes , on April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of March 31, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties have been recognized by the Company to date.

Fiscal years 2005 through 2008 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

4.	Stockholders’ Equity

Common Stock and Warrants

At March 31, 2008, the Company has reserved 2,065,559 shares of common stock pursuant to the Plans. As discussed in Note 11, on April 6, 2007, the Company issued warrants to an individual at Scripps to purchase up to 150,000 shares of common stock. The warrants have a 7-year term and are exercisable based on performance criteria as detailed in the warrant agreement. At this time, the Company does not believe that the performance criteria are probable of being achieved in the near future.

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

Lease Commitments

In 2001, the Company entered into a ten-year lease agreement for approximately 25,000 square feet of space located in Waltham, Massachusetts to be used for its corporate headquarters, manufacturing, research and development, and marketing and administrative operations. In connection with this lease agreement, the Company issued a letter of credit in the amount of $200,000 to the lessor. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is classified as restricted cash in the accompanying balance sheet as of March 31, 2008 and 2007. In 2007, the Company entered into a five-year lease agreement for 2,500 square feet of space in Waltham, Massachusetts to provide for expanded manufacturing operations.

In fiscal 2006, the Company entered into a capital lease agreement to provide the Company with manufacturing equipment. Repligen received approximately $171,000 in equipment financing over a five-year period. In fiscal 2005, the Company entered into two capital lease agreements to provide the Company with two pieces of office equipment. Repligen received approximately $33,000 in equipment financing. The lease terms are three and five years beginning in June and October of 2004, respectively. Capital lease obligations are recorded in accrued liabilities and long-term liabilities in the Company’s balance sheets.

Obligations under non-cancelable operating leases, including the facility leases discussed above, and capital equipment leases as of March 31, 2008 are as follows:

Years Ending	Operating Leases	Capitalized Leases
March 31, 2009	$523,251	$48,871
March 31, 2010	541,602	45,211
March 31, 2011	541,602
March 31, 2012	408,782

Minimum lease payments	$2,015,237	94,082

Less amount representing interest		(6,995)

Present value of future lease payments		87,087
Less current obligations under capitalized leases		(44,682)

Noncurrent obligations under capitalized leases		$42,405

Rent expense charged to operations under operating leases was approximately $512,000 for the year ended March 31, 2008 and, $452,000 for the years ended March 31, 2007 and 2006, respectively. As of March 31, 2008 and 2007, the Company had deferred rent liability of $118,900 and $119,000, respectively related to the escalating rent provisions for our Waltham headquarters.

Licensing and Research Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements which require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. As more fully discussed in Note 11 to these financial statements, in April 2007 the Company entered into an exclusive license agreement with the Scripps Research Institute. The initial license fee under this agreement aggregated $600,000 in a combination of cash and Company common stock and was charged to research and development expenses in the year ended March 31, 2008. The Company has recorded as research and development expenses the payments associated with license agreements in the amount of $681,000, $87,000, and $114,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

Purchase Orders, Supply Agreements and Other Contractual Obligations

In the normal course of business, the Company has entered into purchase orders and other agreement with manufacturers, distributors and others. Outstanding obligations at March 31, 2008 aggregated approximately $1,113,000 and are expected to be substantially completed within one year.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	As of March 31,
Description	2008	2007
Interest receivable	$422,678	$167,483
Prepaid insurance	137,837	124,376
Equipment and services	108,832	71,656
Clinical and research expenses	35,000	47,636
Other	3,000	34,264

Total	$707,347	$445,415

7.	Accrued Liabilities

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

Accrued liabilities consist of the following:

	As of March 31,
Description	2008	2007
Employee compensation	$621,982	$557,100
Professional fees	451,287	400,474
Other accrued expenses	217,874	122,836
Other current liabilities	217,162	309,015
Research & development	201,825	602,615
Royalty and license fees	87,806	56,529
Unearned revenue	59,965	127,170

Total	$1,857,901	$2,175,739

In February 2004, the Company terminated its Licensing Agreement with ChiRhoClin, Inc. (“ChiRhoClin”). On May 9, 2005, Repligen entered into a Settlement Agreement with ChiRhoClin, in full settlement of their arbitration proceedings described below. Repligen determined that it was not required to pay approximately $1,170,000 of unremitted and accrued royalties to ChiRhoClin. This was recorded as other income in the quarter ended June 30, 2005. Under the terms of the Settlement Agreement, Repligen also received a payment of $750,000 and is entitled to continue to market SecreFlo® under a royalty structure more favorable to Repligen than under the Licensing Agreement. ChiRhoClin was obligated to deliver a certain amount of SecreFlo® to Repligen and no further deliveries will be made. This payment of $750,000 was recorded as “Accrued Liabilities” at the time of settlement. The adoption of EITF 02-16 Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16) in fiscal 2006 has resulted in the Company reducing cost of goods sold as inventory purchased from ChiRhoClin is sold. Other current liabilities as of March 31, 2008 include $10,650 related to ChiRhoClin settlement which will be relieved as a reduction to cost of good sold as inventory purchased from ChiRhoClin is sold.

8.	Employee Benefit Plan

The Repligen Corporation 401(k) Savings and Retirement Plan (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 who have completed four months of service are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to match a portion of the employees’ contributions up to a defined maximum. The match is calculated on a calendar year basis. The Company matched $56,647, $31,353, and $27,278 for the fiscal years ended March 31, 2008, 2007, and 2006 respectively. Forfeitures of previous participants partially funded contributions for fiscal year 2007. Forfeitures of previous participants completely funded contributions for fiscal year 2006 and as a result had no impact on the Company’s operations.

9.	Related Party Transaction

The Company paid Drs. Schimmel and Rich, the Co-Chairmen of the Board of Directors prior to Dr. Schimmel’s retirement in fiscal 2008, $32,800 and $43,200, respectively, during the fiscal year ended March 31, 2008, and $49,200 and $43,200, respectively, during each of the fiscal years ended March 31, 2007 and 2006 pursuant to consulting agreements. Pursuant to their terms, these agreements are automatically extended for successive one-year terms unless terminated by either party to the agreement at least 90 days prior to the next anniversary date. Dr. Schimmel retired from the Board of Directors as of the Company’s annual meeting in September 2007, and accordingly, the consulting agreement with Dr. Schimmel was terminated. Dr. Rich’s agreement continues until October 31, 2008. Dr. Rich has advised the Company that he has no present intention of terminating his agreement. Drs. Schimmel and Rich received no separate cash compensation for attendance at meetings of the Board of Directors or otherwise as directors.

10.	Legal Proceedings

ImClone Systems

In May 2004, Repligen and the Massachusetts Institute of Technology (“MIT”) filed an action in the United States District Court for the District of Massachusetts against ImClone Systems, Incorporated (“ImClone”) for infringement of U.S. Patent No. 4,663,281 (“the ‘281 patent”) based on ImClone’s manufacture and sale of Erbitux®. The ‘281 patent, which covers the use of certain genetic elements that increase protein production in a mammalian cell, is assigned to MIT and exclusively licensed to Repligen.

On September 10, 2007, Repligen and MIT entered into a settlement agreement (the “ImClone Settlement”) with ImClone relating to the lawsuit against ImClone for infringement of the ‘281 patent. Pursuant to the ImClone Settlement, ImClone made a payment of $65 million to Repligen and MIT that resulted in net proceeds to Repligen of $40.17 million, as follows:

Gross proceeds from Settlement Agreement	$65,000,000
Less: Amounts paid to MIT	(11,000,000)
Less: Legal fees and other costs	(13,830,000)

Net gain on litigation settlement	$40,170,000

The ImClone Settlement served as the basis for the Company and MIT to dismiss the lawsuit against ImClone and for the Company to grant ImClone a non-exclusive sublicense to the ‘281 patent and certain other intellectual property. There are no further obligations to the Company with respect to the sublicenses. The net gain on litigation settlement has been recorded as a separate component of operating expenses in the Company’s statement of operations in fiscal 2008.

Bristol-Myers Squibb Company (“Bristol”)

In January 2006, Repligen and the University of Michigan jointly filed a complaint against Bristol in the United States District Court for the Eastern District of Texas for infringement of U.S. Patent No. 6,685,941 (“the ‘941 patent”) for the commercial sale of Orencia®. The ‘941 patent, entitled “Methods of Treating Autoimmune Disease via CTLA4-Ig,” covers methods of using CTLA4-Ig to treat rheumatoid arthritis, as well as other therapeutic methods. Repligen has exclusive rights to this patent from its owners, the University of Michigan and the U.S. Navy. In February 2006, Bristol answered the complaint and counterclaimed seeking a declaratory judgment that the ‘941 patent is invalid and unenforceable and that Bristol does not infringe the patent. See Note 12 below for further discussion of events subsequent to year end.

11.	Scripps Agreements

License Agreement

On April 6, 2007 (“the Effective Date”), the Company entered into an exclusive worldwide commercial license agreement (“License Agreement”) with The Scripps Research Institute (“Scripps”). Pursuant to the License Agreement, the Company obtained a license to use, commercialize and sublicense certain patented technology and improvements thereon, owned or licensed by Scripps, relating to compounds which may have utility in treating Friedreich’s Ataxia, an inherited neurodegenerative disease. Research in tissues derived from patients, as well as, in mice, indicates that the licensed compounds increase production of the protein frataxin, which suggests potential utility of these compounds in slowing or stopping progression of the disease. There are currently no approved treatments for Friedreich’s ataxia.

Pursuant to the License Agreement, the Company agreed to pay Scripps an initial license fee of $300,000, certain royalty and sublicense fees and, in the event the Company achieves specified developmental and commercial milestones, certain additional milestone payments. In addition, the Company issued Scripps and certain of its designees 87,464 shares of the Company’s common stock (the “Shares”) representing $300,000 as of the Effective Date. The Company recorded the initial license payment and the value of the shares issued as research and development costs in the Company’s statement of operations in fiscal 2008.

If the value of the Shares does not equal at least $300,000 on the one-year anniversary of the Effective Date, the Company shall make a cash payment to Scripps equal to the difference. At March 31, 2008 as well as on April 6, 2008, the one-year anniversary of the Effective Date, the fair value of the shares exceeded $300,000; therefore, no liability has been recorded. The Company issued the Shares in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Shares were issued to Scripps, or to designees of Scripps on its behalf, as an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D) without general solicitation or advertising and did not involve a public offering.

Furthermore, the Company issued warrants to an individual at Scripps to purchase up to 150,000 shares of common stock. The warrants have a 7-year term and are exercisable based on performance criteria as detailed in the warrant agreement. No expense has been recorded related to these warrants in fiscal 2008, as none of the performance criteria have been achieved. At this time, the Company does not believe that the performance criteria are probable of being achieved in the near future.

The License Agreement with Scripps expires or may be terminated (i) when all of the royalty obligations under the License Agreement expire; (ii) at any time by mutual written consent; (iii) by Scripps if the Company (a) fails to make payments under the License Agreement, (b) fails to achieve certain developmental and commercial objectives, (c) becomes insolvent, (d) is convicted of a felony relating the manufacture, use or sale of the licensed technology, or (e) defaults in its performance under the License Agreement; or (iv) by the Company upon 90 days written notice.

Research and Funding Agreement

On October 26, 2007, the Company entered into a research funding and option agreement (“Funding Agreement”) with Scripps to fund a research program for the research and development of compounds that may have utility in the treatment of Friedreich’s ataxia. Pursuant to the Funding Agreement, the Company is required to fund approximately $140,000 annually, payable quarterly, which are recorded as research and development expenses. In exchange for funding the research, Scripps will grant an exclusive option to the Company to acquire a sole, worldwide license, including the right to sublicense, manufacture and sell products, and services that result from the research program. There are no guaranties or warranties that products or services may result from the research program and the Company has ascribed no value to the license. The Funding Agreement expires or may be terminated (i) when all of the royalty obligations under the Funding Agreement expire; (ii) at any time by mutual written consent; (iii) by Scripps if the Company (a) fails to make payments under the Funding Agreement, (b) fails to achieve certain developmental and commercial objectives, (c) becomes insolvent, (d) is convicted of a felony relating the manufacture, use or sale of the licensed technology, or (e) defaults in its performance under the Funding Agreement; or (iv) by the Company upon 90 days written notice. The Company made payments to Scripps of $105,000 during the year ended March 31, 2008 in connection with the Funding Agreement.

12.	Subsequent Event

On April 7, 2008, Repligen and the University of Michigan entered into a settlement agreement (the “Bristol Settlement”) with Bristol-Myers Squibb relating to the lawsuit against Bristol-Myers Squibb for infringement of the ‘941 patent. Pursuant to the Bristol Settlement, Bristol-Myers Squibb made an initial payment of $5 million to Repligen. The settlement further provides for Bristol-Myers Squibb to pay royalties on the United States. net sales of Orencia® for any clinical indication at a rate of 1.8% for the first $500 million of annual net sales, 2.0% for the next $500 million of annual net sales and 4% of annual net sales in excess of $1 billion for each year from January 1, 2008 until December 31, 2013. The Bristol Settlement served as the basis for Repligen and the University of Michigan to dismiss the lawsuit against Bristol-Myers Squibb and for Repligen and the University of Michigan to grant to Bristol Myers-Squibb an exclusive worldwide license to the ‘941 patent and certain other intellectual property.

13.	Selected Quarterly Financial Data (Unaudited)

The following table contains statements of operations information for each quarter of fiscal 2008 and 2007. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Q4 FY08	Q3 FY08	Q2 FY08	Q1 FY08	Q4 FY07	Q3 FY07	Q2 FY07	Q1 FY07
	(in thousands, except per share amounts)
Revenue:
Product revenue	$3,137	$4,563	$5,156	$5,731	$3,397	$3,633	$2,680	$3,364
Research revenue	164	101	196	248	302	249	185	264

Total revenue	3,301	4,664	5,352	5,979	3,699	3,882	2,865	3,628

Operating expenses:
Cost of revenue	1,304	1,730	1,412	1,714	902	805	915	993
Research and development	2,357	1,592	1,154	2,138	1,452	1,674	1,583	1,215
Selling, general and administrative	3,504	2,341	2,186	2,142	1,696	1,660	1,463	1,541
Net gain from litigation settlement (1)	—	—	(40,170)	—	—	—	—	—

Total operating expenses	7,165	5,663	(35,418)	5,994	4,050	4,139	3,961	3,749

Income (loss) from operations	(3,864)	(999)	40,770	(15)	(351)	(257)	(1,096)	(121)
Investment income	669	759	366	257	247	240	236	225
Interest expense	(2)	(2)	(3)	(2)	(3)	(3)	(3)	(3)

Income (loss) before taxes	(3,197)	(242)	41,133	240	(107)	(20)	(863)	101
Income tax provision	—	—	(827)	—	—	—	—	—

Net income (loss)	$(3,197)	$(242)	$40,306	$240	$(107)	$(20)	$(863)	$101

Earning per share:
Basic	$(0.10)	$(0.01)	$1.31	$0.01	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Diluted	$(0.10)	$(0.01)	$1.29	$0.01	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Weighted average shares outstanding:
Basic	31,064	30,954	30,767	30,564	30,420	30,376	30,364	30,358

Diluted	31,064	30,954	31,224	31,127	30,420	30,376	30,364	30,828

(1)	Second quarter in fiscal 2008 includes $40,170 net gain from litigation settlement (see Note 10).

14.	Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions	Reversal without Utilization	Balance at End of Period
Allowance for Doubtful Accounts:
2006	$15,000	—	$5,000	$10,000
2007	$10,000	—	—	$10,000
2008	$10,000	$5,000	$5,000	$10,000