Form 10-Q
period 2008-06-30
REPLIGEN CORP
filed 2008-08-08
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 27, 2008.

Class	Number of Shares
Common Stock, par value $.01 per share	31,173,734

REPLIGEN CORPORATION

REPLIGEN CORPORATION

BALANCE SHEETS

(Unaudited)

	June 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$33,458,367	$32,562,138
Marketable securities	14,931,652	17,221,653
Accounts receivable, less reserve of $ 10,000	2,399,233	1,125,801
Inventories	2,469,646	2,804,247
Prepaid expenses and other current assets	909,627	707,348

Total current assets	54,168,525	54,421,187

Property, plant and equipment, at cost:
Leasehold improvements	3,475,599	3,333,097
Equipment	3,452,696	3,271,446
Furniture and fixtures	232,631	226,655

	7,160,926	6,831,198
Less: Accumulated depreciation and amortization	(3,656,266)	(3,417,941)

	3,504,660	3,413,257
Long-term marketable securities	17,736,146	10,805,263
Restricted cash	200,000	200,000

TOTAL ASSETS	$75,609,331	$68,839,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$934,292	$2,721,909
Accrued liabilities	1,757,735	1,867,900

Total current liabilities	2,692,027	4,589,809
Long-term liabilities	136,735	143,043

Total liabilities	2,828,762	4,732,852

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, issued or outstanding: none	—	—
Common stock, $.01 par value; authorized: 40,000,000 shares, issued and outstanding: 31,177,234 shares at June 30, 2008 and 31,072,934 shares at March 31, 2008	311,772	310,729
Additional paid-in capital	184,766,789	184,372,945
Accumulated deficit	(112,297,992)	(120,576,819)

Total stockholders’ equity	72,780,569	64,106,855

Total liabilities and stockholders’ equity	$75,609,331	$68,839,707

The accompanying notes are an integral part of these financial statements.

REPLIGEN CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,
	2008	2007
Revenue:
Product revenue	$5,693,343	$5,731,476
Royalty and other revenue	7,966,902	247,342

Total revenue	13,660,245	5,978,818
Operating expenses: (1)
Cost of product revenue	1,846,401	1,714,299
Cost of royalty and other revenue	325,000	—
Research and development	2,084,125	2,137,326
Selling, general and administrative	1,446,571	2,142,131

Total operating expenses	5,702,097	5,993,756

Income (loss) from operations	7,958,148	(14,938)
Investment income	532,585	257,367
Interest expense	(1,905)	(2,451)

Income before taxes	8,488,828	239,978
Income tax provision	210,000	—

Net income	$8,278,828	$239,978

Earnings per share:
Basic	$.27	$.01

Diluted	$.26	$.01

Weighted average shares outstanding:
Basic	31,152,556	30,564,494

Diluted	31,585,112	31,127,099

(1) Includes non-cash stock-based compensation as follows:
Cost of product revenue	$10,827	$7,030
Research and development	31,676	55,066
Selling, general and administrative	117,929	124,478

The accompanying notes are an integral part of these financial statements.

REPLIGEN CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$8,278,828	$239,978
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Issuance of common stock for license	—	300,000
Depreciation and amortization	241,325	189,158
Stock-based compensation expense	160,432	186,574
Changes in assets and liabilities:
Accounts receivable	(1,273,432)	(1,545,522)
Inventories	334,601	(116,623)
Prepaid expenses and other current assets	(202,280)	3,359
Accounts payable	(1,787,617)	268,836
Accrued liabilities	(108,571)	(274,578)
Long-term liabilities	(6,308)	(5,265)

Net cash provided by (used in) operating activities	5,636,978	(754,083)

Cash flows from investing activities:
Purchases of marketable securities	(10,540,882)	(7,319,705)
Redemptions of marketable securities	5,900,000	7,200,000
Purchases of property, plant and equipment	(332,727)	(195,016)

Net cash (used in) investing activities	(4,973,609)	(314,721)

Cash flows from financing activities:
Exercise of stock options	234,455	120,710
Principal payments under capital lease obligations	(1,595)	(1,447)

Net cash provided by financing activities	232,860	119,263

Net increase in cash and cash equivalents	896,229	(949,541)
Cash and cash equivalents, beginning of period	32,562,138	7,726,505

Cash and cash equivalents, end of period	$33,458,367	$6,776,964

Supplemental disclosure of noncash activities:
Disposal of fully depreciated equipment	$3,000	$—

The accompanying notes are an integral part of these financial statements.

REPLIGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The financial statements included herein have been prepared by Repligen Corporation (the “Company”, “Repligen” or “we”) in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for quarterly reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in our annual report on Form 10-K for the year ended March 31, 2008.

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

The Company applies Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB 104”), and Emerging Issues Task Force 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) to all its revenue arrangements.

The Company generates product revenues from the sale of Protein A products to customers in the pharmaceutical and process chromatography industries and from the sale of SecreFlo® to hospital-based gastroenterologists. In accordance with SAB 104, the Company recognizes revenue related to product sales upon delivery of the product to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Determination of whether these criteria have been met are based on management’s judgments primarily regarding the fixed nature of the fee charged for product delivered, and the collectability of those fees. The Company has a few longstanding customers who comprise the majority of product revenue and have excellent payment history. The Company has had no significant write-offs of uncollectible invoices in the periods presented. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

The Company also recognizes royalty revenue in the period earned. Royalty revenue for the period was predominantly generated pursuant to an agreement with Bristol-Myers Squibb Company (“Bristol”) entered into on April 7, 2008 (see Note 14). The Company also recognized $0.1 million from ChiRhoClin for their sales of secretin during the quarter. Bristol royalties are based on Bristol’s net U.S. sales of Orencia® through 2013, are payable quarterly. During the three months ended June 30, 2008, the Company recognized $7.9 million in Bristol royalties, which included an initial $5.0 million payment, $1.3 million for sales of Orencia® from January 1, 2008 to March 31, 2008, and $1.6 million for sales of Orencia® from April 1, 2008 to June 30, 2008. Bristol began selling Orencia® in February 2006. The initial $5.0 million payment was considered payment for sales from February 2006 to December 31, 2007 and is consistent with the royalty rate applied to sales of Orencia® after December 31, 2007. This initial payment is non-refundable, there are no future delivery obligations on the part of the Company, and our rights to this revenue are not dependent on future sales of Orencia®, if any. Therefore, the Company has recognized this initial payment as royalty revenue during the first quarter of fiscal 2009.

Research revenue is recognized on a cost plus fixed-fee basis when the expense has been incurred and services have been performed. Determination of which costs incurred qualify for reimbursement under the terms of the contractual agreement and the timing of when such costs were incurred involves the judgment of management. The Company believes its calculations are consistent with the agreed-upon terms as stated in the arrangement. However, should the estimated calculations change or be challenged by our research partners, research revenue may be adjusted in subsequent periods. The calculations have not historically changed or been challenged and the Company does not anticipate any subsequent change in its revenue related to this sponsored research and development project. During the three months ended June 30, 2007, the Company recognized $0.2 million in research revenue. No research revenue was earned in the three months ended June 30, 2008.

There have been no material changes to the Company’s initial estimates related to revenue recognition in any periods presented in the accompanying financial statements.

3.	Earnings (Loss) Per Share

We follow the provisions of Statement of Financial Accounting Standard or SFAS No. 128, “Earnings Per Share,” (“SFAS 128”). Basic earnings per share for the three-month periods ended June 30, 2008 and 2007 were computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method in accordance with SFAS 128. Dilutive potential common shares include outstanding stock options.

Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended June 30,
	2008	2007
Weighted average common shares	31,152,556	30,564,494
Dilutive common stock options	432,556	562,605

Weighted average common shares, assuming dilution	31,585,112	31,127,099

For the three-month periods ended June 30, 2008 and 2007, options to purchase 716,500 and 530,500 shares of our common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares.

At June 30, 2008, there were outstanding options to purchase 1,889,950 shares of our common stock at a weighted average exercise price of $4.28 per share.

4.	Stock-Based Compensation

The Company follows the fair value recognition provisions of SFAS No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95,” or SFAS No. 123R, using the modified prospective transition method.

For the three months ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of approximately $160,000 and $187,000, respectively, for stock options granted under the Amended and Restated 2001 Repligen Corporation Stock Plan.

The Plans allow for the granting of incentive and nonqualified options and restricted stock and other equity awards to purchase shares of Common Stock. Incentive options granted to employees under the Plans generally vest over a four to five-year period, with 20%-25% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s Common Stock on the date of grant. At June 30, 2008, options to purchase 1,577,450 shares were outstanding under the Amended and Restated 2001 Repligen Corporation Plan and options to purchase 312,500 shares were outstanding under the 1992 Repligen Corporation Stock Option Plan. At June 30, 2008, 94,909 shares were available for future grant under the Amended and Restated 2001 Repligen Corporation Stock Plan.

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

Information regarding option activity for the three months ended June 30, 2008 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at April 1, 2008	1,622,750	$3.78
Granted	391,500	$5.87
Exercised	(99,300)	$2.36
Forfeited/Cancelled	(25,000)	$5.95

Options outstanding at June 30, 2008	1,889,950	$4.26	6.65	$2,010,716
Options exercisable at June 30, 2008	1,033,600	$3.90	4.59	$1,482,739
Vested and expected to vest at June 30, 2008 (1)	1,826,439	$4.26	6.64	$1,914,746

(1)	This represents the number of vested options as of June 30, 2008 plus the number of unvested options expected to vest as of June 30, 2008 based on the unvested outstanding options at June 30, 2008 adjusted for the estimated forfeiture rate of 8% for awards granted to non-director level employees and 3% for awards granted to director level employees as described above.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the Common Stock on June 30, 2008 of $4.72 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 29, 2008.

The weighted average grant date fair value of options granted during the three months ended June 30, 2008 and 2007 was $3.70 and $2.61, respectively. The total fair value of stock options that vested during the three months ended June 30, 2008 and 2007 was approximately $261,230 and $316,420, respectively.

As of June 30, 2008, there was approximately $953,100 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.65 years. The Company expects approximately 793,000 in unvested options to vest over the next five years.

5.	Cash, Cash Equivalents and Marketable Securities

We follow the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At June 30, 2008, our investments included money market funds as well as short-term and long-term marketable securities, which are classified as held-to-maturity investments as we have the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year.

At March 31, 2008, marketable securities also included investment grade auction rate securities. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold. Auction rate securities were classified as available-for-sale and reported at fair value. Due to the reset feature and their carrying value equaling their fair value, there were no gross unrealized gains or losses from these short-term investments. As of June 30, 2008, the Company has sold all remaining auction rate securities without incurring any losses.

Cash, cash equivalents and marketable securities consist of the following:

	June 30, 2008	March 31, 2008
Cash and cash equivalents	$33,458,367	$32,562,138

Marketable securities:
Auction rate securities	$—	$900,000
Corporate and other debt securities	14,931,652	16,321,653

	$14,931,652	$17,221,653

Long-term marketable securities:
U.S. Government and agency securities	$10,555,097	$—
Corporate and other debt securities	7,181,049	10,805,263

	$17,736,146	$10,805,263

The average remaining maturity of long-term marketable securities at June 30, 2008 is approximately 17 months.

Restricted cash of $200,000 is related to our facility lease obligation.

6.	Fair Value Measurement

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115” (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 was effective for the Company beginning April 1, 2008. The adoption of SFAS 159 did not have a material impact on our condensed consolidated statement of financial position, results of operations and cash flows. We did not elect to remeasure any existing financial assets or liabilities under the provisions of SFAS 159.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delayed until January 1, 2009 the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.

The adoption of SFAS No. 157 for our financial assets and liabilities in the first quarter of fiscal 2009 did not have a material impact on our financial position or results of operations. Our nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include property, plant and equipment. We do not expect that the adoption of SFAS No. 157 for these nonfinancial assets and liabilities will have a material impact on our financial position or results of operations.

In determining the fair value of its financial assets and liabilities, the Company uses various valuation approaches. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

Level 1	–	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access

Level 2	–	Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly

Level 3	–	Valuations based on inputs that are unobservable and significant to the overall fair value measurement

The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level input that is significant to the overall fair value measurement.

The Company’s held-to-maturity securities, which are fixed income investments, are comprised of obligations of U.S. government agencies, corporate debt securities and other interest bearing securities. These held-to-maturity securities are recorded at amortized cost and are therefore not included in our market value measurement disclosure. Money market funds are valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized in Level 1.

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of June 30, 2008
Assets:
Money market funds	24,452,354			24,452,354

There were no remeasurements to fair value during the three months ended June 30, 2008 of financial assets and liabilities that are not measured at fair value on a recurring basis.

7.	Inventories

Inventories relate to the Company’s Protein A business. The Company values inventory at the lower of cost or market on a first-in, first-out basis. Cost includes material, labor and applicable manufacturing overhead costs. The Company reviews its inventories at least quarterly and records a provision for excess and obsolete inventory based on its estimates of expected sales volume, production capacity and expiration dates of raw materials, work in process and finished goods. Expected sales volumes are determined based on supply forecasts provided by key customers for the next three to twelve months. The Company writes down inventory that has become obsolete, has a cost basis in excess of its expected net realizable value, or is in excess of expected requirements to cost of goods sold. Protein A finished goods are manufactured to order and tested for quality specifications prior to shipment.

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

Inventories consist of the following:

	June 30, 2008	March 31, 2008
Raw materials	$1,416,659	$1,676,402
Work in process	898,717	676,769
Finished goods	154,270	451,076

	$2,469,646	$2,804,247

8.	Accrued Expenses and Other Current Liabilities

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

Accrued expenses and other current liabilities consist of the following:

	June 30, 2008	March 31, 2008
Employee compensation	$418,221	$621,982
Royalty and license fees	344,196	97,804
Research & development	182,421	201,825
Professional fees	164,889	451,287
Other accrued expenses	324,106	217,874
Other current liabilities	213,967	217,162
Unearned revenue	109,935	59,965

	$1,757,735	$1,867,899

9.	Income Taxes

The Company had income before taxes of approximately $8,489,000 for the three months ended June 30, 2008. The Company had pretax income of approximately $240,000 for the three months ended June 30, 2007. The Company had no income tax provision for the three months ended June 30, 2007. The Company had an income tax provision of $210,000 for the three months ended June 30, 2008. For the three months ended June 30, 2008, the effective income tax rate was 2.47%. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the statutory tax rate due to the utilization of prior year net operating losses and credits, offset by the effects of the alternative minimum tax on income derived during the fiscal year.

The Company has net operating loss carryforwards of approximately $63,517,000, business tax credits carryforwards of approximately $2,205,000, and other tax credits of approximately $733,000 available to reduce future federal income taxes, if any. Additionally, the Company also has business tax credits carryforwards of approximately $2,665,000 available to reduce future state income taxes, if any. The Company has utilized all available state net operating loss carryforwards. The net operating loss and business tax credits carryforwards will continue to expire at various dates through March 2026. The net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

As of June 30, 2008, a full valuation allowance has been provided against the net operating losses, business tax credits and other deferred tax assets, as it is uncertain if the Company will realize the benefits of such deferred tax assets.

10.	Comprehensive Income/Loss

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

11.	Segment Reporting

We follow the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. The chief operating decision maker, or decision-making group, in making decisions regarding how to allocate resources and assess performance, identifies operating segments as components of an enterprise about which separate discrete financial information is available for evaluation. To date, we view our operations and manage our business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

The following table represents the Company’s revenue by geographic area (based on the location of the customer):

	Three months ended June 30,
	2008	2007
Sweden	33%	67%
US	64%	29%
Other	3%	4%

	100%	100%

Royalty revenue from Bristol represented 58% of the Company’s total revenue for the three months ended June 30, 2008. The Company’s two largest Protein A customers accounted for 33% and 2% of total revenues for the three months ended June 30, 2008 and 67% and 10% of revenues for the three months ended June 30, 2007.

At June 30, 2008, Bristol’s royalty payment comprised 65% of our accounts receivable. One of the Company’s largest Protein A customers accounted for 26% of our accounts receivable as of June 30, 2008. Two of the Company’s largest Protein A customers accounted for 20% and 24% of accounts receivable as of March 31, 2008, respectively.

12.	New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in financial statements, including capitalizing at the acquisition date the fair value of acquired in process research and development projects, and remeasuring and writing down these assets, if necessary, in subsequent periods during their development. The new standards will be applied prospectively for business combinations that occur for the Company on or after April 1, 2009, except that presentation and disclosure requirements of SFAS 160 regarding minority interests shall be applied retrospectively.

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

13.	Scripps Agreements

License Agreement

On April 6, 2007 (the “Effective Date”), the Company entered into an exclusive worldwide commercial license agreement (“License Agreement”) with The Scripps Research Institute (“Scripps”). Pursuant to the License Agreement, the Company obtained a license to use, commercialize and sublicense certain patented technology and improvements thereon, owned or licensed by Scripps, relating to compounds which may have utility in treating Friedreich’s Ataxia, an inherited neurodegenerative disease. Research in tissues derived from patients, as well as, in mice, indicates that the licensed compounds increase production of the protein frataxin, which suggests potential utility of these compounds in slowing or stopping progression of the disease. There are currently no approved treatments for Friedreich’s Ataxia.

Pursuant to the License Agreement, the Company agreed to pay Scripps an initial license fee of $300,000, certain royalty and sublicense fees and, in the event the Company achieves specified developmental and commercial milestones, certain additional milestone payments. In addition, the Company issued Scripps 87,464 shares of the Company’s common stock (the “Shares”) representing $300,000 as of the Effective Date. The Company recorded the initial license payment and the value of the shares issued as research and development costs in the Company’s statement of operations in the first quarter of fiscal 2008.

If the value of the Shares did not equal at least $300,000 on the one-year anniversary of the Effective Date, the Company would have had to make a cash payment to Scripps equal to the difference. At April 6, 2008, the one-year anniversary of the Effective Date, the fair value of the shares exceeded $300,000; therefore, no liability was recorded. Furthermore, the Company issued warrants to an individual at Scripps to purchase up to 150,000 shares of common stock. The warrants have a 7-year term and are exercisable based on performance criteria as detailed in the warrant agreement. No expense has been recorded related to these warrants in fiscal 2008 or for the three-month period ended June 30, 2008, as none of the performance criteria have been achieved. At this time, the Company does not believe that the performance criteria are probable of being achieved in the near future.

The License Agreement with Scripps expires or may be terminated (i) when all of the royalty obligations under the License Agreement expire; (ii) at any time by mutual written consent; (iii) by Scripps if the Company (a) fails to make payments under the License Agreement, (b) fails to achieve certain developmental and commercial objectives, (c) becomes insolvent, (d) is convicted of a felony relating to the manufacture, use or sale of the licensed technology, or (e) defaults in its performance under the License Agreement; or (iv) by the Company upon 90 days written notice.

Research Funding and Option Agreement

On October 26, 2007, the Company entered into a research funding and option agreement (“Funding Agreement”) with Scripps to fund a research program for the research and development of compounds that may have utility in the treatment of Friedreich’s Ataxia. Pursuant to the Funding Agreement, the Company is required to fund approximately $140,000 annually, payable quarterly, which are recorded as research and development expenses. In exchange for funding the research, Scripps will grant an exclusive option to the Company to acquire a sole, worldwide license, including the right to sublicense, manufacture and sell products, and services that result from the research program. There are no guaranties or warranties that products or services may result from the research program, and the Company has ascribed no value to the license.

The Funding Agreement expires or may be terminated (i) when all of the royalty obligations under the Funding Agreement expire; (ii) at any time by mutual written consent; (iii) by Scripps if the Company (a) fails to make payments under the Funding Agreement, (b) fails to achieve certain developmental and commercial objectives, (c) becomes insolvent, (d) is convicted of a felony relating to the manufacture, use or sale of the licensed technology, or (e) defaults in its performance under the Funding Agreement; or (iv) by the Company upon 90 days written notice.

14.	Legal Proceedings

ImClone Systems

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

On September 10, 2007, the Company and MIT entered into a settlement agreement (the “ImClone Settlement”) with ImClone relating to the lawsuit against ImClone for infringement of the ‘281 patent. Pursuant to the ImClone Settlement, ImClone made a payment of $65 million to Repligen and MIT that resulted in net proceeds to Repligen of $40.17 million, as follows:

Gross proceeds from ImClone Settlement agreement	$65,000,000
Less: Amounts paid to MIT	(11,000,000)
Less: Legal fees and other costs	(13,830,000)

Net gain on litigation settlement	$40,170,000

The ImClone Settlement served as the basis for the Company and MIT to dismiss the lawsuit against ImClone and for the Company to grant ImClone a non-exclusive sublicense to the ‘281 patent and certain other intellectual property. There are no further obligations to the Company with respect to the sublicenses. The net gain on litigation settlement was recorded as a separate component of operating expenses in the Company’s statement of operations in fiscal 2008.

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

On April 7, 2008, Repligen and the University of Michigan entered into a settlement agreement (the “Bristol Settlement”) with Bristol relating to the lawsuit against Bristol for infringement of the ‘941 patent. Pursuant to the Bristol Settlement, Bristol made an initial payment of $5 million to Repligen. The settlement further provides for Bristol to pay royalties on the United States net sales of Orencia® for any clinical indication at a rate of 1.8% for the first $500 million of annual net sales, 2.0% for the next $500 million of annual net sales and 4% of annual net sales in excess of $1 billion for each year from January 1, 2008 until December 31, 2013. Pursuant to the Bristol Settlement agreement, the Company has recognized $7.9 million in royalty revenue in the three months ended June 30, 2008, which was comprised of the $5 million initial payment, $1.3 million for sales of Orencia® from January 1, 2008 through March 31, 2008, and $1.6 million for sales of Orencia® from April 1, 2008 through June 30, 2008 (see Note 2). The Bristol Settlement served as the basis for Repligen and the University of Michigan to dismiss the lawsuit against Bristol and for Repligen and the University of Michigan to grant to Bristol an exclusive worldwide license to the ‘941 patent and certain other intellectual property.

Repligen must also remit to the University of Michigan 15% of all royalty revenue received from Bristol, after first deducting certain legal and other costs incurred related to the settlement. The Company has incurred $5.7 million in such legal costs, which when deducted from the $7.9 million in royalty revenue earned during the quarter, results in a net amount due to the University of Michigan of $325,000. This operating expense has been included on our Statements of Operations under the line item “Cost of royalty and other revenue”.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused primarily on the development of novel therapeutics for diseases that affect the central nervous system. A number of drug development programs are currently being conducted to evaluate our drug candidates in diseases such as bipolar disorder and neurodegeneration. In addition, we sell Protein A for monoclonal antibody purification and receive royalties on intellectual property that we license to third parties. Our business strategy is to deploy the profits from our current commercial products and patents licensing revenues to enable us to invest in the development of our therapeutic product candidates while reducing our financial risk.

Critical Accounting Policies and Estimates

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report on Form 10-K dated March 31, 2008.

Results of Operations

Three months ended June 30, 2008 vs. June 30, 2007

Total revenue

Total revenues for the three-month periods ended June 30, 2008 and June 30, 2007 were approximately $13,660,000 and $5,979,000 respectively, an increase of $7,681,000 or 128%.

Sales of Protein A for the quarters ended June 30, 2008 and June 30, 2007 were $5,525,000 and $5,230,000, respectively. The increase of $295,000, or 6%, was largely the result of increased pricing, as volume remained consistent with the prior quarter. The Company sells different Protein A products at different price points. The mix of products sold varies and impacts the fluctuations in total sales revenue and cost of product revenues from quarter to quarter.

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

As previously announced, in April 2008, we settled our outstanding litigation with Bristol. We have therefore begun recognizing royalty revenue in the first quarter of fiscal year 2009 for Bristol’s ongoing sales of Orencia® which is used in the treatment of rheumatoid arthritis. Pursuant to the Bristol Settlement, we have recognized $7,896,000 in royalty revenue in the three months ended June 30, 2008, which was comprised of the $5,000,000 initial payment as well as $1,330,000 and $1,566,000 for Bristol’s net U.S. sales of Orencia® during the three months ended March 31, 2008 and June 30, 2008, respectively. Additionally, during the three-month periods ended June 30, 2008 and June 30, 2007, we earned and recognized approximately $110,000 and $47,000, respectively, in royalty revenue from ChiRhoClin.

Sales of SecreFlo® for the quarter ended June 30, 2008 and June 30, 2007 were $168,000 and $501,000, respectively, which represents a decrease of $333,000 or 66%. The settlement in fiscal 2005 with ChiRhoClin, our sole supplier of SecreFlo®, provided for a certain amount of vials of product that we can ultimately ship. The final shipment of SecreFlo® to the Company from ChiRhoClin was received in fiscal 2008, and we expect to sell our remaining inventory by the end of the second quarter in fiscal 2009.

During the three-month period ended June 30, 2007, we recognized approximately $200,000 of revenue from a sponsored research and development project under an agreement with SMRI. This project reached its completion in fiscal 2008 and thus no revenue was recognized in the three-month period ended June 30, 2008. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred.

Costs and Operating expenses

Total costs and operating expenses were approximately $5,702,000 and $5,994,000 for the three-month periods ended June 30, 2008 and June 30, 2007, respectively, a decrease of $292,000 or 5%.

Cost of product revenue was approximately $1,846,000 and $1,714,000 for the three-month periods ended June 30, 2008 and June 30, 2007, respectively, an increase of $132,000 or 8%. This increase is primarily due to the 6% increase in Protein A sales noted above, as well as increased depreciation expenses related to expansion of our manufacturing capacity and increased headcount in the three-month period ended June 30, 2008.

In connection with the Bristol Settlement, we must remit 15% of royalty revenue received through the expiration of the settlement agreement in December 2013, after deducting certain allowable legal and other costs, to the University of Michigan. For the three-month period ended June 30, 2008, this cost of royalty revenue was $325,000.

Research and development expenses were approximately $2,084,000 and $2,137,000 for the three-month periods ended June 30, 2008 and June 30, 2007, respectively, a decrease of $53,000 or 2%. The decrease is largely due to $600,000 of licensing expenses from the prior year associated with the signing of the License Agreement with Scripps that did not recur in the current period, and lower spending in our uridine for bi-polar depression trials compared to the first quarter of fiscal 2008. These decreases were offset by $473,000 of internal and third party clinical research costs incurred upon the commencement of our Phase 3 clinical trial to evaluate the use of RG1068, synthetic human secretin, in pancreatic imaging, as well as increased spending of $202,000 related to our continuing efforts to find a clinical candidate to treat Friedreich’s Ataxia. Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given period of time.

Selling, general and administrative expenses were approximately $1,447,000 and $2,142,000 for the three-month periods ended June 30, 2008 and June 30, 2007, respectively, a decrease of $696,000 or 32%. This decrease is largely attributable to a $770,000 decrease in litigation expenses related to our patent infringement settlement with Bristol, partially offset by increased headcount and recruiting costs as we expand our business development and other functions to support the business.

Interest income

Interest income was approximately $532,000 and $257,000 for the three-month periods ended June 30, 2008 and June 30, 2007, respectively. The increase is primarily due to a significantly higher investment balance for the three months ended June 30, 2008 as a result of the funds received from the Settlement Agreement with ImClone Systems, Incorporated (“ImClone”).

Income Tax Provision

The Company had income before taxes of approximately $8,489,000 and $240,000 in the three-month periods ended June 30, 2008 and June 30, 2007, respectively. The Company provided approximately $210,000 and $0 for income taxes in the three-month periods ended June 30, 2008 and June 30, 2007, respectively. Prior to the $40.2 million litigation gain from the ImClone Settlement in the second quarter of fiscal 2008, the company had net operating losses and other research credits that reduced our effective tax rate to zero. For fiscal year 2009, we anticipate an effective tax rate of approximately 2.5%. The effective tax rate differs from the statutory tax rate due to the continued utilization of prior year net operating losses and credits, offset by the effects of the alternative minimum tax (“AMT”) on income derived during the fiscal year.

The Company has net operating loss carryforwards of approximately $63,517,000, business tax credits carryforwards of approximately $2,205,000, and other tax credits of approximately $733,000 available to reduce future federal income taxes, if any. Additionally, the Company also has business tax credits carryforwards of approximately $2,665,000 available to reduce future state income taxes, if any. The Company has utilized all available state net operating loss carryforwards. The net operating loss and business tax credits carryforwards will continue to expire at various dates through March 2026. The net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

As of June 30, 2008, a full valuation allowance has been provided against the net operating losses, business tax credits and other deferred tax assets, as it is uncertain if the Company will realize the benefits of such deferred tax assets.

Liquidity and capital resources

We have financed our operations primarily through sales of equity securities, revenues derived from product sales and grant and research agreements and more recently from consideration received as a result of the successful settlement of litigation. Our revenue for the foreseeable future will be primarily limited to our product revenue related to Protein A, royalties from Bristol for their United States net sales of Orencia®, research grants and other revenue. Revenues derived from the sales of SecreFlo® vials are expected only through the second quarter of fiscal year 2009. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates will generate revenue and cash flows. Total cash, cash equivalents and marketable securities at June 30, 2008 totaled approximately $66,126,000, an increase of $5,537,000 from $60,589,000 at March 31, 2008.

Operating activities

Our operating activities provided cash of approximately $5,637,000 for the three-month period ended June 30, 2008. Cash provided by operations is primarily due to net income of $8,279,000, plus certain non-cash expenses such as $241,000 for depreciation and $160,000 in stock-based compensation expense, offset by a $1,273,000 increase in accounts receivable and a $1,788,000 decrease in accounts payable. Accounts receivable increased as a result of the $1,566,000 royalty revenue from Bristol for Orencia® sales through June 30, 2008 which was recognized when earned but is not due until after quarter end, offset by improved collections in our trade receivables. The decrease in accounts payable and accrued expenses from year end was largely the result of the payment of outstanding legal invoices associated with the Bristol litigation that was completed in April 2008.

Investing activities

Our investing activities consumed approximately $4,974,000 for the three-month period ended June 30, 2008 as we made $4,641,000 net purchases of marketable securities, investing the funds provided by our operating activities above. In addition, the Company invested approximately $333,000 in equipment purchases and improvements to the Company’s facility.

Financing activities

Stock option exercises provided cash proceeds of approximately $234,000 for the three months ended June 30, 2008.

We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines.

Working capital increased to approximately $51,476,000 at June 30, 2008 from $49,831,000 at March 31, 2008 due to the increases in cash and receivables as well as the decrease in accounts payable noted above.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements.

Commitments

As of June 30, 2008, we had the following fixed obligations and commitments:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$2,136	$660	$1,201	$275	$—
Capital lease obligations (1)	84	43	41	—	—
Purchase obligations (2)	1,498	1,498	—	—	—
Contractual obligations (3)	431	118	207	86	20

Total	$4,149	$2,319	$1,449	$361	$20

(1)	Represents principal payments only; principal and interest are payable through a fixed annual payments of approximately $48,000.
(2)	Represents purchase orders for the procurement of raw material for manufacturing as well as clinical materials to support our upcoming trials.
(3)	Includes payments for license, supply and consulting agreements.

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q, as well as oral statements that may be made by Repligen or by officers, directors or employees of Repligen acting on its behalf, that are not historical facts constitute “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management’s strategy, litigation strategy, costs of legal proceedings, disputes with suppliers, plans and objectives for future operations, clinical trials and results, marketing plans, revenue potential of therapeutic product candidates, product research, intellectual property and development, manufacturing plans and performance, delays in manufacturing by us or our partners, timing of customer orders, the anticipated growth in our target markets, including, without limitation, the market for neuropsychiatric disorders treatment, the market for pancreatic disease treatment, the monoclonal antibody market and the process chromatography industry and projected growth in product sales, costs of operations, sufficiency of funds to meet management objectives and availability of financing and effects of accounting pronouncements constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements, including, without limitation, risks associated with: the success of current and future collaborative relationships, the success of our clinical trials and our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited sales and marketing experience and capabilities, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, our ability to compete with larger, better financed pharmaceutical and biotechnology companies that may develop new approaches to the treatment of our targeted diseases, our history of losses and expectation of incurring continued losses, our ability to generate future revenues, our ability to raise additional capital to continue our drug development programs, our volatile stock price, and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

We have investments in commercial paper, U.S. Government and agency securities, corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate $253,000 decrease in the fair value of our investments as of June 30, 2008. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the chief executive officer and the principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, on a timely basis, and is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and the Company’s principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

On April 7, 2008, Repligen and the University of Michigan entered into a settlement agreement (the “Bristol Settlement”) with Bristol. Pursuant to the Bristol Settlement, Bristol made an initial payment of $5 million to Repligen. The Bristol Settlement further provides for Bristol to pay royalties on the U.S. net sales of Orencia® for any clinical indication at a rate of 1.8% for the first $500 million of annual sales, 2.0% for the next $500 million and 4% of annual sales in excess of $1 billion for each year until December 31, 2013. The Bristol Settlement served as the basis for Repligen and the University of Michigan to dismiss the lawsuit against Bristol and for Repligen and the University of Michigan to grant to Bristol an exclusive worldwide license to the ‘941 patent and certain other intellectual property.

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

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We publicly announced the stock repurchase program on June 18, 2008. The Company did not repurchase any securities under this program as of June 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference). (File No. 000-14656)

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). (File No. 000-14656)

10.1+	Settlement and Release Agreement dated April 7, 2008 by and among Repligen Corporation, The Regents of the University of Michigan and Bristol-Myers Squibb Company.

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: August 8, 2008	By:	/s/ Walter C. Herlihy
Walter C. Herlihy
Chief Executive Officer and President
(Principal Executive Officer)
Repligen Corporation

Date: August 8, 2008	By:	/s/ William J. Kelly
William J. Kelly
Vice President Finance and Administration
(Principal Financial and Accounting Officer)
Repligen Corporation

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference). (File No. 000-14656)

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). (File No. 000-14656)

10.1+	Settlement and Release Agreement dated April 7, 2008 by and among Repligen Corporation, The Regents of the University of Michigan and Bristol-Myers Squibb Company.

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.