Form 10-Q
period 2008-09-30
REPLIGEN CORP
filed 2008-11-07
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2008.

Class	Number of Shares
Common Stock, par value $.01 per share	31,184,534

REPLIGEN CORPORATION

REPLIGEN CORPORATION

BALANCE SHEETS

(Unaudited)

	September 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$27,122,761	$32,562,138
Marketable securities	22,904,803	17,221,653
Accounts receivable, less reserve of $ 10,000	1,607,789	1,061,601
Royalties receivable	1,939,050	64,200
Inventories	2,594,641	2,804,247
Prepaid expenses and other current assets	700,299	707,348

Total current assets	56,869,343	54,421,187

Property, plant and equipment, at cost:
Leasehold improvements	3,517,158	3,333,097
Equipment	3,475,313	3,271,446
Furniture and fixtures	294,868	226,655

	7,287,339	6,831,198
Less: Accumulated depreciation and amortization	(3,914,230)	(3,417,941)

	3,373,109	3,413,257
Long-term marketable securities	15,578,385	10,805,263
Restricted cash	200,000	200,000

TOTAL ASSETS	$76,020,837	$68,839,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$664,851	$2,721,909
Accrued liabilities	2,441,592	1,867,900

Total current liabilities	3,106,443	4,589,809
Long-term liabilities	130,365	143,043

Total liabilities	3,236,808	4,732,852

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, issued or outstanding: none	—	—
Common stock, $.01 par value; authorized: 40,000,000 shares, issued and outstanding: 31,109,093 shares at September 30, 2008 and 31,072,934 shares at March 31, 2008	311,091	310,729
Additional paid-in capital	184,541,788	184,372,945
Accumulated deficit	(112,068,850)	(120,576,819)

Total stockholders’ equity	72,784,029	64,106,855

Total liabilities and stockholders’ equity	$76,020,837	$68,839,707

The accompanying notes are an integral part of these financial statements.

REPLIGEN CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Revenue:
Product revenue	$2,984,304	$5,156,348	$8,677,647	$10,887,824
Royalty and other revenue	2,105,620	195,973	10,072,522	443,315

Total revenue	5,089,924	5,352,321	18,750,169	11,331,139
Operating expenses: (1)
Cost of product revenue	1,210,644	1,412,428	3,057,045	3,126,727
Cost of royalty and other revenue	210,612	—	535,612	—
Research and development	2,463,419	1,153,995	4,547,544	3,291,320
Selling, general and administrative	1,529,767	2,185,799	2,976,338	4,327,930
Net gain from litigation settlement	—	(40,170,000)	—	(40,170,000)

Total operating expenses	5,414,442	(35,417,778)	11,116,539	(29,424,023)

Income (loss) from operations	(324,518)	40,770,099	7,633,630	40,755,162
Investment income	515,235	365,900	1,047,820	623,267
Interest income (expense)	884	(2,451)	(1,021)	(4,902)

Income before taxes	191,601	41,133,548	8,680,429	41,373,527
Income tax provision	49,545	827,471	259,545	827,471

Net income	$142,056	$40,306,077	$8,420,884	$40,546,056

Earnings per share:
Basic	$—	$1.31	$.27	$1.32

Diluted	$—	$1.29	$.27	$1.30

Weighted average shares outstanding:
Basic	31,172,706	30,767,384	31,160,555	30,667,249

Diluted	31,555,896	31,224,386	31,568,948	31,150,073

(1) Includes non-cash stock-based compensation as follows:

Cost of product revenue	$11,482	$5,336	$22,309	$12,366
Research and development	45,291	(1,757)	76,967	53,309
Selling, general and administrative	141,631	68,003	259,560	192,481

The accompanying notes are an integral part of these financial statements.

REPLIGEN CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$8,420,884	$40,546,056
Adjustments to reconcile net income to net cash provided by operating activities:
Issuance of common stock for license	—	300,000
Depreciation and amortization	502,538	389,439
Stock-based compensation expense	358,836	258,156
Loss on disposal of assets	890	—
Changes in assets and liabilities:
Accounts receivable	(2,421,038)	(1,448,301)
Inventories	209,606	(152,619)
Prepaid expenses and other current assets	7,048	(130,336)
Accounts payable	(2,057,058)	22,561
Accrued liabilities	503,670	445,554
Long-term liabilities	(12,678)	(21,579)

Net cash provided by operating activities	5,512,698	40,208,931

Cash flows from investing activities:
Purchases of marketable securities	(25,066,911)	(18,521,756)
Redemptions of marketable securities	14,610,639	9,200,000
Purchases of property, plant and equipment	(463,279)	(373,919)

Net cash (used in) investing activities	(10,919,551)	(9,695,675)

Cash flows from financing activities:
Exercise of stock options	258,212	178,900
Repurchase of common stock	(289,102)	—
Principal payments under capital lease obligations	(1,634)	(2,930)

Net cash provided by (used in) financing activities	(32,524)	175,970

Net increase (decrease) in cash and cash equivalents	(5,439,377)	30,689,226
Cash and cash equivalents, beginning of period	32,562,138	7,726,505

Cash and cash equivalents, end of period	$27,122,761	$38,415,731

Supplemental disclosure of noncash activities:
Disposal of fully depreciated equipment	$3,000	$—
Non-cash tender of common stock to exercise stock options	$—	$564,003

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

The Company also recognizes royalty revenue in the period earned. Royalty revenue for the period was predominantly generated pursuant to an agreement with Bristol-Myers Squibb Company (“Bristol”) entered into on April 7, 2008 (see Note 14). The Company also recognized $0.2 million from ChiRhoClin for their sales of secretin during the quarter. Bristol royalties are based on Bristol’s net U.S. sales of Orencia® through 2013, and are payable quarterly. During the six months ended September 30, 2008, the Company recognized $9.7 million in Bristol royalties, which included an initial $5.0 million payment, $1.3 million for sales of Orencia® from January 1, 2008 to March 31, 2008, and $3.4 million for sales of Orencia® from April 1, 2008 to September 30, 2008. Bristol began selling Orencia® in February 2006. The initial $5.0 million payment was considered payment for sales from February 2006 to December 31, 2007 and is consistent with the royalty rate applied to sales of Orencia® after December 31, 2007. This initial payment is non-refundable, there are no future delivery obligations on the part of the Company, and our rights to this revenue are not dependent on future sales of Orencia®, if any. Therefore, the Company has recognized this initial payment as royalty revenue upon receipt during the first quarter of fiscal 2009.

Research revenue is recognized on a cost plus fixed-fee basis when the expense has been incurred and services have been performed. Determination of which costs incurred qualify for reimbursement under the terms of the contractual agreement and the timing of when such costs were incurred involves the judgment of management. The Company believes its calculations are consistent with the agreed-upon terms as stated in the arrangement. However, should the estimated calculations change or be challenged by our research partners, research revenue may be adjusted in subsequent periods. The calculations have not historically changed or been challenged and the Company does not anticipate any subsequent change in its revenue related to sponsored research and development projects. During the six months ended September 30, 2008, the Company recognized $0.1 million in research revenue. During the six months ended September 30, 2007, the Company recognized $0.3 million in research revenue.

There have been no material changes to the Company’s initial estimates related to revenue recognition in any periods presented in the accompanying financial statements.

3. Earnings (Loss) Per Share

We follow the provisions of Statement of Financial Accounting Standard or SFAS No. 128, “Earnings Per Share,” (“SFAS 128”). Basic earnings per share for the three and six-month periods ended September 30, 2008 and 2007 were computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method in accordance with SFAS 128. Dilutive potential common shares include outstanding stock options.

Basic and diluted weighted average shares outstanding were as follows:

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Weighted average common shares	31,172,706	30,767,384	31,160,555	30,667,249
Dilutive common stock options	383,190	457,002	408,393	482,824

Weighted average common shares, assuming dilution	31,555,896	31,224,386	31,568,948	31,150,073

For the three-month periods ended September 30, 2008 and 2007, options to purchase 733,500 and 403,800 shares of our common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares. For the six-month periods ended September 30, 2008 and 2007, options to purchase 715,500 and 396,800 shares of our common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares.

At September 30, 2008, there were outstanding options to purchase 1,930,650 shares of our common stock at a weighted average exercise price of $4.29 per share.

4. Stock-Based Compensation

The Company follows the fair value recognition provisions of SFAS No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95,” or SFAS No. 123R, using the modified prospective transition method.

For the three and six-month periods ended September 30, 2008, the Company recorded stock-based compensation expense of approximately $198,404 and $358,836, respectively, for stock options granted under the Amended and Restated 2001 Repligen Corporation Stock Plan.

For the three and six-month periods ended September 30, 2007, the Company recorded stock-based compensation expense of approximately $71,582 and $258,156, respectively, for stock options granted under the Amended and Restated 2001 Repligen Corporation Stock Plan.

The Plans allow for the granting of incentive and nonqualified options and restricted stock and other equity awards to purchase shares of Common Stock. Incentive options granted to employees under the Plans generally vest over a four to five-year period, with 20%-25% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s Common Stock on the date of grant. At the Company’s Annual Meeting on September 12, 2008, shareholders voted to approve the Second Amended and Restated 2001 Repligen Corporation Stock Plan, increasing the number of available options to purchase common stock by 1,000,000 shares. At September 30, 2008, options to purchase 1,607,550 shares were outstanding under the Second Amended and Restated 2001 Repligen Corporation Plan and options to purchase 297,500 shares were outstanding under the 1992 Repligen Corporation Stock Option Plan. At September 30, 2008, 1,046,909 shares were available for future grant under the Second Amended and Restated 2001 Repligen Corporation Stock Plan.

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

Information regarding option activity for the six months ended September 30, 2008 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at April 1, 2008	1,622,750	$3.76
Granted	424,500	$5.79
Exercised	(111,600)	$2.36
Forfeited/Cancelled	(30,600)	$6.67

Options outstanding at September 30, 2008	1,905,050	$4.29	6.48	$1,982,935
Options exercisable at September 30, 2008	1,113,700	$3.92	4.64	$1,525,297
Vested and expected to vest at September 30, 2008 (1)	1,837,131	$4.26	6.52	$1,867,361

(1)	This represents the number of vested options as of September 30, 2008 plus the number of unvested options expected to vest as of September 30, 2008 based on the unvested outstanding options at September 30, 2008 adjusted for the estimated forfeiture rate of 8% for awards granted to non-director level employees and 3% for awards granted to director level employees as described above.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the Common Stock on September 30, 2008 of $4.71 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 30, 2008.

The weighted average grant date fair value of options granted during the six months ended September 30, 2008 and 2007 was $3.64 and $2.75, respectively. The total fair value of stock options that vested during the six months ended September 30, 2008 and 2007 was approximately $235,000 and $652,000, respectively.

As of September 30, 2008, there was approximately $961,300 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.28 years. The Company expects approximately 726,000 in unvested options to vest over the next five years.

5. Cash, Cash Equivalents and Marketable Securities

We follow the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At September 30, 2008, our investments included money market funds as well as short-term and long-term marketable securities, which are classified as held-to-maturity investments as we have the positive intent and ability to hold to maturity. Accordingly, funds from investments designated as held to maturity are not available for immediate use. As a result, these investments are recorded at amortized cost. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year.

At March 31, 2008, marketable securities also included investment grade auction rate securities. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold. Auction rate securities were classified as available-for-sale and reported at fair value. Due to the reset feature and their carrying value equaling their fair value, there were no gross unrealized gains or losses from these short-term investments. As of June 30, 2008, the Company had sold all remaining auction rate securities without incurring any losses. As of September 30, 2008, the Company holds no auction rate securities.

Cash, cash equivalents and marketable securities consist of the following:

	September 30, 2008	March 31, 2008
Cash and cash equivalents	$27,122,761	$32,562,138

Marketable securities:
Auction rate securities	$—	$900,000
Corporate and other debt securities	22,904,803	16,321,653

	$14,931,652	$17,221,653

Long-term marketable securities:
U.S. Government and agency securities	$10,560,851	$—
Corporate and other debt securities	5,017,534	10,805,263

	$15,578,385	$10,805,263

The average remaining maturity of long-term marketable securities at September 30, 2008 is approximately 8.25 months.

Restricted cash of $200,000 is related to our facility lease obligation.

6. Fair Value Measurement

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115” (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 was effective for the Company beginning April 1, 2008. The adoption of SFAS 159 did not have a material impact on our condensed consolidated statement of financial position, results of operations or cash flows. We did not elect to remeasure any existing financial assets or liabilities under the provisions of SFAS 159.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of September 30, 2008
Assets:
Money market funds	$1,348,677			$1,348,677

There were no remeasurements to fair value during the three months ended September 30, 2008 of financial assets and liabilities that are not measured at fair value on a recurring basis.

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

Inventories consist of the following:

	September 30, 2008	March 31, 2008
Raw materials	$1,636,574	$1,676,402
Work in process	869,080	676,769
Finished goods	88,987	451,076

	$2,594,641	$2,804,247

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

Accrued expenses and other current liabilities consist of the following:

	September 30, 2008	March 31, 2008
Employee compensation	$502,004	$621,982
Royalty and license fees	264,600	97,804
Research & development	290,139	201,825
Professional fees	233,135	451,287
Other accrued expenses	495,538	217,874
Other current liabilities	215,214	217,162
Unearned revenue	440,963	59,965

	$2,441,593	$1,867,899

9. Income Taxes

The Company had income before taxes of approximately $8,680,000 and $41,374,000 for the six month periods ended September 30, 2008 and 2007, respectively. The Company had income tax provisions of approximately $260,000 and $827,000 for the six month periods ended September 30, 2008 and 2007, respectively. For the six months ended September 30, 2008, the effective income tax rate was approximately 2.99%. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the statutory tax rate due to the utilization of prior year net operating losses and credits, offset by the effects of the alternative minimum tax on income derived during the fiscal year.

The Company has net operating loss carryforwards of approximately $63,050,000, business tax credits carryforwards of approximately $2,205,000, and other tax credits of approximately $733,000 available to reduce future federal income taxes, if any. Additionally, the Company also has business tax credits carryforwards of approximately $2,665,000 available to reduce future state income taxes, if any. The Company has utilized all available state net operating loss carryforwards. The net operating loss and business tax credits carryforwards will continue to expire at various dates through March 2026. The net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

As of September 30, 2008, a full valuation allowance has been provided against the net operating losses, business tax credits and other deferred tax assets, as it is uncertain if the Company will realize the benefits of such deferred tax assets.

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

The following table represents the Company’s revenue by geographic area (based on the location of the customer):

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Sweden	43%	50%	36%	59%
US	48%	46%	60%	36%
Other	9%	4%	4%	5%

	100%	100%	100%	100%

Royalty revenue from Bristol represented 35% of the Company’s total revenue for the three months ended September 30, 2008 and 52% for the six months ended September 30, 2008. The Company’s two largest Protein A customers accounted for 43% and 7% of total revenues for the three months ended September 30, 2008 and 36% and 3% of revenues for the six months ended September 30, 2008. The Company’s two largest Protein A customers accounted for 50% and 28% of total revenues for the three months ended September 30, 2007 and 60% and 19% of revenues for the six months ended September 30, 2007.

At September 30, 2008, Bristol’s royalty payment comprised 49% of our accounts receivable. One of the Company’s largest Protein A customers accounted for 37% of our accounts receivable as of September 30, 2008. Two of the Company’s largest Protein A customers accounted for 20% and 24% of accounts receivable as of March 31, 2008, respectively.

12. New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in financial statements, including capitalizing at the acquisition date the fair value of acquired in process research and development projects, and remeasuring and writing down these assets, if necessary, in subsequent periods during their development. The new standards will be applied prospectively for business combinations that occur for the Company on or after April 1, 2009, except that presentation and disclosure requirements of SFAS 160 regarding minority interests shall be applied retrospectively. The Company does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

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

If the value of the Shares did not equal at least $300,000 on the one-year anniversary of the Effective Date, the Company would have had to make a cash payment to Scripps equal to the difference. At April 6, 2008, the one-year anniversary of the Effective Date, the fair value of the shares exceeded $300,000; therefore, no liability was recorded. Furthermore, the Company issued warrants to an individual at Scripps to purchase up to 150,000 shares of common stock. The warrants have a 7-year term and are exercisable based on performance criteria as detailed in the warrant agreement. No expense has been recorded related to these warrants in fiscal 2008 or for the six-month period ended September 30, 2008, as none of the performance criteria have been achieved. At this time, the Company does not believe that the performance criteria are probable of being achieved in the near future.

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

On April 7, 2008, Repligen and the University of Michigan entered into a settlement agreement (the “Bristol Settlement”) with Bristol relating to the lawsuit against Bristol for infringement of the ‘941 patent. Pursuant to the Bristol Settlement, Bristol made an initial payment of $5 million to Repligen. The settlement further provides for Bristol to pay royalties on the United States net sales of Orencia® for any clinical indication at a rate of 1.8% for the first $500 million of annual net sales, 2.0% for the next $500 million of annual net sales and 4% of annual net sales in excess of $1 billion for each year from January 1, 2008 until December 31, 2013. Pursuant to the Bristol Settlement agreement, the Company has recognized $9.7 million in royalty revenue in the six month period ended September 30, 2008, including a $5 million initial payment, $1.3 million for sales of Orencia® from January 1, 2008 through March 31, 2008, as well as $3.4 million for sales in the first two quarters of fiscal year 2009 (see Note 2). The Bristol Settlement served as the basis for Repligen and the University of Michigan to dismiss the lawsuit against Bristol and for Repligen and the University of Michigan to grant to Bristol an exclusive worldwide license to the ‘941 patent and certain other intellectual property.

Repligen must also remit to the University of Michigan 15% of all royalty revenue received from Bristol, after first deducting certain legal and other costs incurred related to the settlement. The Company has incurred approximately $6.1 million in such legal costs, which when deducted from the $9.7 million in royalty revenue earned to date, results in a net amount due to the University of Michigan of $536,000. This operating expense has been included on our Statements of Operations under the line item “Cost of royalty and other revenue”.

15. Share Repurchase

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We publicly announced the stock repurchase program on June 18, 2008. For the three and six-month periods ended September 30, 2008, the Company repurchased 75,441 shares of common stock, for an aggregate purchase price of $360,757, leaving 1,174,559 shares remaining under this authorization.

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

Results of Operations

Three month period ended September 30, 2008 vs. September 30, 2007

Total revenue

Total revenues for the three-month periods ended September 30, 2008 and September 30, 2007 were approximately $5,090,000 and $5,352,000 respectively, a decrease of $262,000 or 5%.

Sales of Protein A for the three-month periods ended September 30, 2008 and September 30, 2007 were $2,984,000 and $4,516,000, respectively. The decrease of $1,532,000, or 34%, was largely the result of lower overall sales volume as the prior quarter was unusually high as a result of the timing of customer orders.

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

In April 2008, we settled our outstanding litigation with Bristol. We have therefore begun recognizing royalty revenue in fiscal year 2009 for Bristol’s net sales in the United States of Orencia® which is used in the treatment of rheumatoid arthritis. Pursuant to the Bristol Settlement, we have recognized $1,780,000 in royalty revenue in the three months ended September 30, 2008. Additionally, during the three-month periods ended September 30, 2008 and September 30, 2007, we earned and recognized approximately $215,000 and $56,000, respectively, in royalty revenue from ChiRhoClin.

During the three-month periods ended September 30, 2008, and September 30, 2007, we recognized approximately $110,000 and $139,000, respectively, of revenue from various sponsored research and development projects. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred.

As previously disclosed, we have ceased sales of SecreFlo® in the current year due to the expiration of our agreement with our sole supplier, ChiRhoClin. There were no sales of SecreFlo® in the current quarter and we will no longer sell the product going forward. Sales of SecreFlo® for the quarter ended September 30, 2007 were $640,000.

Operating expenses

Total operating expenses, exclusive of the net gain from litigation settlement, were approximately $5,414,000 and $4,752,000 for the three-month periods ended September 30, 2008 and September 30, 2007, respectively, an increase of $662,000 or 14%.

Cost of product revenue was approximately $1,211,000 and $1,412,000 for the three-month periods ended September 30, 2008 and September 30, 2007, respectively, a decrease of $201,000 or 14%. This decrease is primarily due to the decrease in Protein A sales noted above, as well as increased depreciation and occupancy expenses related to expansion of our manufacturing capacity and increased headcount in the three-month period ended September 30, 2008.

In connection with the Bristol Settlement, we must remit 15% of royalty revenue received through the expiration of the settlement agreement in December 2013, after deducting certain allowable legal and other costs, to the University of Michigan. For the three-month period ended September 30, 2008, this cost of royalty revenue was $211,000.

Research and development expenses were approximately $2,463,000 and $1,154,000 for the three-month periods ended September 30, 2008 and September 30, 2007, respectively, an increase of $1,309,000 or 113%. The increase is due to increased overall activity, in comparison to the prior period, in our two clinical trials as well as ongoing research and development costs incurred investigating potential clinical candidates to be used in the treatment of Friedreich’s Ataxia. Specifically, as patient enrollment continues to progress in our phase 3 clinical trial for RG1068, evaluating the use of human secretin in aiding pancreatic imaging, we have increased spending versus the prior period by $150,000. In addition, we have engaged a clinical research organization to assist in the deployment of our phase 2b clinical trial for RG2417, evaluating the use of uridine to treat bi-polar depression, and otherwise increased overall clinical trial efforts, adding an incremental $439,000 of spending compared to the prior period. Finally, our Friedreich’s Ataxia spending has also increased by $431,000 as we continue our research efforts. Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given period of time.

Selling, general and administrative expenses were approximately $1,529,000 and $2,186,000 for the three-month periods ended September 30, 2008 and September 30, 2007, respectively, a decrease of $657,000 or 30%. This decrease is largely attributable to a $1,030,000 decrease in litigation expenses related to our patent infringement settlements with both ImClone and Bristol, partially offset by increased headcount and recruiting costs as we expand our business development and other functions to support the business.

Interest income

Interest income was approximately $515,000 and $366,000 for the three-month periods ended September 30, 2008 and September 30, 2007, respectively. The increase is primarily due to a significantly higher average investment balance during the three month period ended September 30, 2008.

Income Tax Provision

The Company had income before taxes of approximately $193,000 and $41,134,000 for the three month periods ended September 30, 2008 and 2007, respectively. The Company had an income tax provision of $50,000 and $827,000 for the three month periods ended September 30, 2008 and 2007, respectively. Prior to the $40.2 million litigation gain from in the second quarter of fiscal 2008, the company had net operating losses and other research credits that reduced our effective tax rate to zero. For fiscal year 2009, we anticipate an effective tax rate of approximately 2.99%. The effective tax rate differs from the statutory tax rate due to the continued utilization of prior year net operating losses and credits, offset by the effects of the alternative minimum tax (“AMT”) on income derived during the fiscal year.

The Company has net operating loss carryforwards of approximately $63,050,000, business tax credits carryforwards of approximately $2,205,000, and other tax credits of approximately $733,000 available to reduce future federal income taxes, if any.

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

As of September 30, 2008, a full valuation allowance has been provided against the net operating losses, business tax credits and other deferred tax assets, as it is uncertain if the Company will realize the benefits of such deferred tax assets.

Six month period ended September 30, 2008 vs. September 30, 2007

Total revenue

Total revenues for the six-month periods ended September 30, 2008 and September 30, 2007 were approximately $18,750,000 and $11,331,000 respectively, an increase of $7,419,000 or 65%.

Sales of Protein A for the six-month periods ended September 30, 2008 and September 30, 2007 were $8,481,000 and $9,710,000, respectively. The decrease of $1,229,000, or 13%, was largely the result of lower overall sales volume as the prior period was unusually high as a result of the timing of customer orders.

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

In April 2008, we settled our outstanding litigation with Bristol. We have therefore begun recognizing royalty revenue in fiscal year 2009 for Bristol’s net sales in the United States of Orencia® which is used in the treatment of rheumatoid arthritis. Pursuant to the Bristol Settlement, we have recognized $9,677,000 in royalty revenue in the six-month period ended September 30, 2008. Additionally, during the six-month periods ended September 30, 2008 and September 30, 2007, we earned and recognized approximately $285,000 and $103,000, respectively, in royalty revenue from ChiRhoClin.

During the three-month periods ended September 30, 2008, and September 30, 2007, we recognized approximately $110,000 and $340,000, respectively, of revenue from various sponsored research and development projects. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred.

As previously disclosed, we have ceased sales of SecreFlo® in the current year due to the expiration of our agreement with our sole supplier, ChiRhoClin. Sales of SecreFlo® for the six-month periods ended September 30, 2008 and September 30, 2007 were $168,000 and $640,000, respectively.

Operating expenses

Total operating expenses, exclusive of the net gain from litigation settlement, were approximately $11,117,000 and $10,746,000 for the six-month periods ended September 30, 2008 and September 30, 2007, respectively, an increase of $371,000 or 3%.

Cost of product revenue was approximately $3,057,000 and $3,127,000 for the six-month periods ended September 30, 2008 and September 30, 2007, respectively, a decrease of $70,000 or 2%. This decrease is primarily due to the decrease in Protein A sales noted above, as well as increased depreciation and occupancy expenses related to expansion of our manufacturing capacity and increased headcount in the six-month period ended September 30, 2008.

In connection with the Bristol Settlement, we must remit 15% of royalty revenue received through the expiration of the settlement agreement in December 2013, after deducting certain allowable legal and other costs, to the University of Michigan. For the six-month period ended September 30, 2008, this cost of royalty revenue was $536,000.

Research and development expenses were approximately $4,548,000 and $3,291,000 for the six-month periods ended September 30, 2008 and September 30, 2007, respectively, an increase of $1,257,000 or 38%. The increase is due to increased overall activity, in comparison to the prior period, in our two clinical trials as well as ongoing research and development costs incurred investigating potential clinical candidates to be used in the treatment of Friedreich’s Ataxia. Specifically, as patient enrollment continues to progress in our phase 3 clinical trial for RG1068, evaluating the use of human secretin in aiding pancreatic imaging, we have increased spending versus the prior period by $647,000. In addition, we have engaged a clinical research organization to assist in the deployment of our phase 2b clinical trial for RG2417, evaluating the use of uridine to treat bi-polar depression, and otherwise increased overall clinical trial efforts, adding an incremental $284,000 of spending compared to the prior period. Finally, our Friedreich’s Ataxia spending has also increased by $35,000 as we continue our research efforts. Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given period of time.

Selling, general and administrative expenses were approximately $2,976,000 and $4,328,000 for the six-month periods ended September 30, 2008 and September 30, 2007, respectively, a decrease of $1,352,000 or 31%. This decrease is largely attributable to a $1,841,000 decrease in litigation expenses related to our patent infringement settlements with both ImClone and Bristol, partially offset by increased headcount and recruiting costs as we expand our business development and other functions to support the business.

Interest income

Interest income was approximately $1,048,000 and $623,000 for the six-month periods ended September 30, 2008 and September 30, 2007, respectively. The increase is primarily due to a significantly higher average investment balance during the six-month period ended September 30, 2008.

Income Tax Provision

The Company had income before taxes of approximately $8,680,000 and $41,374,000 for the six-month periods ended September 30, 2008 and 2007, respectively. The Company had an income tax provision of $260,000 and $827,000 for the six-month periods ended September 30, 2008 and 2007, respectively. Prior to the $40.2 million litigation gain in the second quarter of fiscal 2008, the company had net operating losses and other research credits that reduced our effective tax rate to zero. For fiscal year 2009, we anticipate an effective tax rate of approximately 2.99%. The effective tax rate differs from the statutory tax rate due to the continued utilization of prior year net operating losses and credits, offset by the effects of the alternative minimum tax (“AMT”) on income derived during the fiscal year.

The Company has net operating loss carryforwards of approximately $63,050,000, business tax credits carryforwards of approximately $2,205,000, and other tax credits of approximately $733,000 available to reduce future federal income taxes, if any. Additionally, the Company also has business tax credits carryforwards of approximately $2,665,000 available to reduce future state income taxes, if any. The Company has utilized all available state net operating loss carryforwards. The net operating loss and business tax credits carryforwards will continue to expire at various dates through March 2026. The net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

As of September 30, 2008, a full valuation allowance has been provided against the net operating losses, business tax credits and other deferred tax assets, as it is uncertain if the Company will realize the benefits of such deferred tax assets.

Liquidity and capital resources

We have financed our operations primarily through sales of equity securities, revenues derived from product sales and grant and research agreements and more recently from consideration received as a result of the successful settlement of litigation. Our revenue for the foreseeable future will be primarily limited to our product revenue related to Protein A, royalties from Bristol for their United States net sales of Orencia®, research grants, interest income and other revenue. Revenues derived from the sales of SecreFlo® vials, as anticipated and previously disclosed, have ceased as of the six-month period ended September 30, 2008. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates will generate revenue and cash flows. Total cash, cash equivalents and marketable securities at September 30, 2008 totaled approximately $65,606,000, an increase of $5,017,000 from $60,589,000 at March 31, 2008.

Operating activities

Our operating activities provided cash of approximately $5,513,000 for the six-month period ended September 30, 2008. Cash provided by operations is primarily due to net income of $8,463,000, plus certain non-cash expenses such as $503,000 for depreciation and $359,000 in stock-based compensation expense, offset by a $2,464,000 increase in accounts receivable, a $1,552,000 increase in accounts payable and accrued liabilities and a $210,000 decrease in inventory. Accounts receivable increased as a result of the $1,780,000 royalty revenue from Bristol for Orencia® sales for the three-months ended September 30, 2008 which were recognized when earned but is not due until after quarter end, as well as other increases in trade accounts receivable related to sales made in the last month of quarter. The decrease in accounts payable and accrued expenses from year end was largely the result of the payment of outstanding legal invoices associated with the Bristol litigation that was completed in April 2008.

Investing activities

Our investing activities consumed approximately $10,920,000 for the six-month period ended September 30, 2008 as we made $10,456,000 net purchases of marketable securities, investing the funds provided by our operating activities above. In addition, the Company invested approximately $463,000 in equipment purchases and improvements to the Company’s facility.

Financing activities

Stock option exercises provided cash proceeds of approximately $258,000 for the six-month period ended September 30, 2008. Share repurchases for the period consumed $289,000.

We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines.

Working capital increased to approximately $53,805,000 at September 30, 2008 from $49,831,000 at March 31, 2008 due to the increases in receivables as well as the decrease in accounts payable noted above.

Our future capital requirements will depend on many factors, including the following:

•	the success of our clinical studies;

•	the scope of and progress made in our research and development activities;

•	our ability to acquire additional product candidates;

•	the success of any proposed financing efforts; and

•	the ability to sustain sales and profits of our commercial products.

Absent acquisitions of additional products, product candidates or intellectual property, we believe our current cash and investment balances are adequate to meet our needs for at least the next twenty four months. Our future capital requirements include, but are not limited to, continued investment in our research and development programs, capital expenditures primarily associated with purchases of equipment and facilities and continued investment in our intellectual property portfolio.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements.

Commitments

As of September 30, 2008, we had the following fixed obligations and commitments:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$1,974	$666	$1,167	$141	$—
Capital lease obligations (1)	73	44	29	—	—
Purchase obligations (2)	775	775	—	—	—
Contractual obligations (3)	376	103	179	75	19

Total	$3,198	$1,588	$1,375	$216	$19

(1)	Represents principal payments only; principal and interest are payable through a fixed annual payments of approximately $48,000.
(2)	Represents purchase orders for the procurement of raw material for manufacturing as well as clinical materials to support our upcoming trials.
(3)	Includes payments for license, supply and consulting agreements.

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate $397,000 decrease in the fair value of our investments as of September 30, 2008. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

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

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our stock repurchase activity for the three months ended September 30, 2008 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
July 1 through July 31	—	$—	—	1,250,000
August 1 through August 31	—	$—	—	1,250,000
September 1 through September 30	75,411	$4.78	75,411	1,174,589

	75,411	$4.78	75,411

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We publicly announced the stock repurchase program on June 18, 2008. The Company has repurchased 75,441 shares under this program through September 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held on September 12, 2008. At the Annual Meeting, the stockholders of the Company considered and acted upon a proposal to elect a Board of Directors for the ensuing year.

Proposal 1. Election of Directors:

The stockholders elected all of the Company’s nominees for directors.

Directors	Shares Voting in Favor	Withhold
Karen Dawes*	24,355,614	2,652,208
Alfred L. Goldberg, Ph.D.*	24,479,476	2,528,346
Walter C. Herlihy, Ph.D.*	26,696,976	310,846
Alexander Rich, M.D.*	19,301,731	7,706,091
Thomas F. Ryan, Jr.*	22,096,771	4,911,051
Earl Webb Henry, M.D.*	24,481,346	2,526,476

*	Incumbent

Proposal 2. Approve Second Amended and Restated 2001 Repligen Corporation Stock Plan:

The stockholders voted to approve the Second Amended and Restated 2001 Repligen Corporation Stock Plan as follows:

	For	Against	Abstain	Broker Non Vote
Total Shares Voted	12,130,288	1,852,037	2,196,897	10,828,600

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference). (File No. 000-14656)

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). (File No. 000-14656)

10.1	Second Amended and Restated 2001 Repligen Corporation Stock Plan (filed as exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference).

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: November 7, 2008	By:	/s/ Walter C. Herlihy
Walter C. Herlihy
Chief Executive Officer and President
(Principal Executive Officer)
Repligen Corporation

Date: November 7, 2008	By:	/s/ William J. Kelly
William J. Kelly
Vice President Finance and Administration
(Principal Financial and Accounting Officer)
Repligen Corporation

EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference). (File No. 000-14656)

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). (File No. 000-14656)

10.1	Second Amended and Restated 2001 Repligen Corporation Stock Plan (filed as exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed September 19, 2008 and incorporated herein by reference).

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.