Form 10-Q
period 2008-12-31
REPLIGEN CORP
filed 2009-02-05
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 23, 2009.

Class	Number of Shares
Common Stock, par value $.01 per share	30,691,707

REPLIGEN CORPORATION

REPLIGEN CORPORATION

BALANCE SHEETS

(Unaudited)

	December 31, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$14,987,843	$32,562,138
Marketable securities	31,357,654	17,221,653
Accounts receivable, less reserve of $ 10,000	1,702,298	1,061,601
Royalties receivable	2,178,200	64,200
Inventories	2,521,912	2,804,247
Prepaid expenses and other current assets	781,421	707,347

Total current assets	53,529,328	54,421,186

Property, plant and equipment, at cost:
Leasehold improvements	3,591,192	3,333,098
Equipment	3,517,974	3,271,446
Furniture and fixtures	468,452	226,655

	7,577,618	6,831,199
Less: Accumulated depreciation and amortization	(4,194,258)	(3,417,941)

	3,383,360	3,413,258
Long-term marketable securities	18,163,972	10,805,263
Restricted cash	200,000	200,000

TOTAL ASSETS	$75,276,660	$68,839,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,653,671	$2,721,909
Accrued liabilities	2,101,525	1,867,901

Total current liabilities	3,755,196	4,589,810
Long-term liabilities	86,958	143,043

Total liabilities	3,842,154	4,732,853

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, issued or outstanding: none	—	—
Common stock, $.01 par value; authorized: 40,000,000 shares, issued and outstanding: 30,691,707 shares at December 31, 2008 and 31,072,934 shares at March 31, 2008	306,917	310,729
Additional paid-in capital	182,291,612	184,372,945
Accumulated deficit	(111,164,023)	(120,576,820)

Total stockholders’ equity	71,434,506	64,106,854

Total liabilities and stockholders’ equity	$75,276,660	$68,839,707

The accompanying notes are an integral part of these financial statements.

REPLIGEN CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Revenue:
Product revenue	$3,293,615	$4,562,976	$11,971,261	$15,450,799
Royalty and other revenue	2,723,983	101,390	12,796,505	544,705

Total revenue	6,017,598	4,664,366	24,767,766	15,995,504
Operating expenses: (1)
Cost of product revenue	1,286,658	1,730,464	4,343,703	4,857,191
Cost of royalty and other revenue	285,941	—	821,552	—
Research and development	3,579,229	1,591,796	8,126,774	4,883,116
Selling, general and administrative	1,403,881	2,341,108	4,380,219	6,669,038
Net gain from litigation settlement	—	—	—	(40,170,000)

Total operating expenses	6,555,709	5,663,368	17,672,248	(23,760,655)

Income (loss) from operations	(538,111)	(999,002)	7,095,518	39,756,159
Investment income	473,069	759,511	1,520,890	1,382,778
Interest expense	(1,266)	(2,451)	(2,287)	(7,353)

Income before taxes	(66,308)	(241,932)	8,614,121	41,131,584
Income tax (benefit) provision	(84,690)	—	174,855	827,471

Net income	$18,382	$(241,932)	$8,439,266	$40,304,113

Earnings per share:
Basic	$—	$(0.01)	$0.27	$1.31

Diluted	$—	$(0.01)	$0.27	$1.29

Weighted average shares outstanding:
Basic	30,809,445	30,953,608	31,043,093	30,763,049

Diluted	31,024,685	30,953,608	31,395,551	31,238,013

(1) Includes non-cash stock-based compensation as follows:

Cost of product revenue	$13,550	$6,876	$35,859	$19,242
Research and development	48,836	27,814	125,803	81,123
Selling, general and administrative	157,360	97,254	416,920	289,735

The accompanying notes are an integral part of these financial statements.

REPLIGEN CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$8,439,266	$40,304,113
Adjustments to reconcile net income to net cash provided by operating activities:
Issuance of common stock for license	—	300,000
Depreciation and amortization	782,566	597,020
Stock-based compensation expense	578,582	390,100
Loss on disposal of assets	890	—
Changes in assets and liabilities:
Accounts receivable	(640,697)	(2,328,286)
Royalties receivable	(2,114,000)	23,625
Inventories	282,335	(10,117)
Prepaid expenses and other current assets	(74,074)	(338,563)
Accounts payable	(1,068,238)	(286,910)
Accrued liabilities	271,617	148,727
Long-term liabilities	(56,085)	(63,242)

Net cash provided by operating activities	6,402,162	38,736,467

Cash flows from investing activities:
Purchases of marketable securities	(51,652,536)	(44,440,120)
Redemptions of marketable securities	30,157,826	14,125,000
Purchases of property, plant and equipment	(753,558)	(611,091)

Net cash used in investing activities	(22,248,268)	(30,926,211)

Cash flows from financing activities:
Exercise of stock options	264,259	421,899
Repurchase of common stock	(1,954,455)	—
Principal payments under capital lease obligations	(37,993)	(38,405)

Net cash provided by (used in) financing activities	(1,728,189)	383,494

Net increase (decrease) in cash and cash equivalents	(17,574,295)	8,193,750
Cash and cash equivalents, beginning of period	32,562,138	7,726,505

Cash and cash equivalents, end of period	$14,987,843	$15,920,255

Supplemental disclosure of noncash activities:
Disposal of fully depreciated equipment	$3,000	$—
Non-cash tender of common stock to exercise stock options	$—	$725,861

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

The Company generates product revenues from the sale of Protein A products to customers in the pharmaceutical and process chromatography industries. Prior to the end of the second quarter in fiscal year 2009 and the termination of our marketing agreement with ChiRhoClin, Inc. (“ChiRhoClin”), the Company also generated product revenue from the sale of SecreFlo® to hospital-based gastroenterologists. In accordance with SAB 104, the Company recognizes revenue related to product sales upon delivery of the product to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Determination of whether these criteria have been met are based on management’s judgments primarily regarding the fixed nature of the fee charged for product delivered, and the collectability of those fees. The Company has a few longstanding customers who comprise the majority of product revenue and have excellent payment history. The Company has had no significant write-offs of uncollectible invoices in the periods presented. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

At the time of sale, the Company evaluates the need to accrue for warranty and sales returns. The supply agreements the Company has with its customers and related purchase orders identify the terms and conditions of each sale and the price of the goods ordered. Due to the nature of the sales arrangements, inventory produced for sale is tested for quality specifications prior to shipment. Since the product is manufactured to order and in compliance with required specifications prior to shipment, the likelihood of sales return, warranty or other issues is largely diminished. Sales returns and warranty issues are infrequent and have had nominal impact on the Company’s financial statements historically. Should changes in conditions cause management to determine that warranty, returns or other sale-related reserves are necessary for certain future transactions, revenue recognized for any reporting period could be adversely affected.

The Company recognizes royalty revenue in the period earned. Royalty revenue for the period was predominantly generated pursuant to an agreement with Bristol-Myers Squibb Company (“Bristol”) entered into on April 7, 2008 (see Note 14). The Company also recognized $0.3 million from ChiRhoClin for their sales of secretin during the quarter. Bristol royalties are based on Bristol’s net U.S. sales of Orencia® through 2013, and are payable quarterly. During the nine months ended December 31, 2008, the Company recognized $11.6 million in Bristol royalties, which included an initial $5.0 million payment, $1.3 million for sales of Orencia® from January 1, 2008 to March 31, 2008, and $5.3 million for sales of Orencia® from April 1, 2008 to December 31, 2008. Bristol began selling Orencia® in February 2006. The initial $5.0 million payment was considered payment for sales from February 2006 to December 31, 2007 and is consistent with the royalty rate applied to sales of Orencia® after December 31, 2007. This initial payment is non-refundable, there are no future delivery obligations on the part of the Company, and our rights to this revenue are not dependent on future sales of Orencia®, if any. Therefore, the Company has recognized this initial payment as royalty revenue upon receipt during the first quarter of fiscal 2009.

Research revenue, which is included in Royalty and other revenue on our statements of operations, is recognized on a cost plus fixed-fee basis when the expense has been incurred and services have been performed, or for certain contracts, upon the delivery of agreed upon milestones. Determination of which costs incurred qualify for reimbursement under the terms of the contractual agreement and the timing of when such costs were incurred involves the judgment of management. The Company believes its calculations are consistent with the agreed-upon terms as stated in the arrangement. However, should the estimated calculations change or be challenged by our research partners, research revenue may be adjusted in subsequent periods. The calculations have not historically changed or been challenged and the Company does not anticipate any subsequent change in its revenue related to sponsored research and development projects. During the nine-month period ended December 31, 2008, the Company recognized $0.7 million in research revenue. During the nine-month period ended December 31, 2007, the Company recognized $0.4 million in research revenue.

There have been no material changes to the Company’s initial estimates related to revenue recognition in any periods presented in the accompanying financial statements.

3. Earnings (Loss) Per Share

We follow the provisions of Statement of Financial Accounting Standard or SFAS No. 128, “Earnings Per Share,” (“SFAS 128”). Basic earnings per share for the three and nine-month periods ended December 31, 2008 and 2007 were computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method in accordance with SFAS 128. Dilutive potential common shares include outstanding stock options.

Basic and diluted weighted average shares outstanding were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Weighted average common shares	30,809,445	30,953,608	31,043,093	30,763,049
Dilutive common stock options	215,240	—	352,458	474,964

Weighted average common shares, assuming dilution	31,024,685	30,953,608	31,395,551	31,238,013

For the three-month period ended December 31, 2008, options to purchase 1,082,397 shares of our common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares.

Options to purchase 1,556,000 shares of common stock were excluded from the calculation of diluted earnings per share for the three-month period ended December 31, 2007, as the Company incurred a net loss during the period, and the effect of these options would be anti-dilutive.

For the nine-month periods ended December 31, 2008 and 2007, options to purchase 671,689 and 348,193 shares of our common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares.

At December 31, 2008, there were outstanding options to purchase 2,066,550 shares of our common stock at a weighted average exercise price of $4.33 per share.

4. Stock-Based Compensation

The Company follows the fair value recognition provisions of SFAS No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95,” or SFAS No. 123R, using the modified prospective transition method.

For the three and nine-month periods ended December 31, 2008, the Company recorded stock-based compensation expense of $225,793 and $584,629, respectively, for stock options granted under the Amended and Restated 2001 Repligen Corporation Stock Plan.

For the three and nine-month periods ended December 31, 2007, the Company recorded stock-based compensation expense of $131,944 and $390,100, respectively, for stock options granted under the Amended and Restated 2001 Repligen Corporation Stock Plan.

The Plans allow for the granting of incentive and nonqualified options and restricted stock and other equity awards to purchase shares of Common Stock. Incentive options granted to employees under the Plans generally vest over a four to five-year period, with 20%-25% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s Common Stock on the date of grant. At the Company’s Annual Meeting on September 12, 2008, shareholders voted to approve the Second Amended and Restated 2001 Repligen Corporation Stock Plan, increasing the number of available options to purchase common stock by 1,000,000 shares. At December 31, 2008, options to purchase 1,759,050 shares were outstanding under the Second Amended and Restated 2001 Repligen Corporation Stock Plan and options to purchase 307,500 shares were outstanding under the 1992 Repligen Corporation Stock Option Plan. At December 31, 2008, 897,409 shares were available for future grant under the Second Amended and Restated 2001 Repligen Corporation Stock Plan.

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

Information regarding option activity for the nine months ended December 31, 2008 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at April 1, 2008	1,622,750	$3.78
Granted	581,000	$5.54
Exercised	(111,600)	$2.31
Forfeited/Cancelled	(25,600)	$5.86

Options outstanding at December 31, 2008	2,066,550	$4.33	6.49	$1,019,568
Options exercisable at December 31, 2008	1,121,000	$3.95	4.47	$771,845
Vested and expected to vest at December 31, 2008 (1)	1,993,711	$4.33	6.48	$959,265

(1)	This represents the number of vested options as of December 31, 2008 plus the number of unvested options expected to vest as of December 31, 2008 based on the unvested outstanding options at December 31, 2008 adjusted for the estimated forfeiture rate of 8% for awards granted to non-director level employees and 3% for awards granted to director level employees as described above.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the Common Stock on December 31, 2008 of $4.78 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on December 31, 2008.

The weighted average grant date fair value of options granted during the nine months ended December 31, 2008 and 2007 was $3.46 and $2.98, respectively. The total fair value of stock options that vested during the nine months ended December 31, 2008 and 2007 was approximately $556,000 and $652,000, respectively.

As of December 31, 2008, there was approximately $2,151,900 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.98 years. The Company expects approximately 873,000 in unvested options to vest over the next five years.

5. Cash, Cash Equivalents and Marketable Securities

We follow the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2008, our investments included money market funds as well as short-term and long-term marketable securities, which are classified as held-to-maturity investments as we have the positive intent and ability to hold to maturity. Accordingly, funds from investments designated as held to maturity are not available for immediate use. As a result, these investments are recorded at amortized cost. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year.

At March 31, 2008, marketable securities also included investment grade auction rate securities. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold. Auction rate securities were classified as available-for-sale and reported at fair value. Due to the reset feature and their carrying value equaling their fair value, there were no gross unrealized gains or losses from these short-term investments. As of June 30, 2008, the Company had sold all remaining auction rate securities without incurring any losses. As of December 31, 2008, the Company holds no auction rate securities.

Cash, cash equivalents and marketable securities consist of the following:

	December 31, 2008	March 31, 2008
Cash and cash equivalents	$14,987,843	$32,562,138

Marketable securities:
Auction rate securities	$—	$900,000
U.S. Government and agency securities	9,626,138	—
Corporate and other debt securities	21,731,516	16,321,653

	$31,357,654	$17,221,653

Long-term marketable securities:
U.S. Government and agency securities	$10,360,617	$—
Corporate and other debt securities	7,803,356	10,805,263

	$18,163,973	$10,805,263

The average remaining maturity of marketable securities at December 31, 2008 is approximately 8.86 months.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2008
Assets:
Money market funds	$104,830			$104,830

There were no remeasurements to fair value during the nine months ended December 31, 2008 of financial assets and liabilities that are not measured at fair value on a recurring basis.

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

Inventories consist of the following:

	December 31, 2008	March 31, 2008
Raw materials	$1,535,051	$1,676,402
Work in process	897,351	676,769
Finished goods	89,510	451,076

	$2,521,912	$2,804,247

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

Accrued expenses and other current liabilities consist of the following:

	December 31, 2008	March 31, 2008
Employee compensation	$590,538	$621,982
Royalty and license fees	288,600	97,804
Research & development	629,625	201,825
Professional fees	143,600	451,287
Other accrued expenses	111,420	217,874
Other current liabilities	212,741	217,162
Unearned revenue	125,000	59,965

	$2,101,524	$1,867,899

9. Income Taxes

The Company had income before taxes of approximately $8,614,000 and $41,132,000 for the nine month periods ended December 31, 2008 and 2007, respectively. The Company had income tax provisions of approximately $175,000 and $827,000 for the nine month periods ended December 31, 2008 and 2007, respectively. In the current period, our effective tax rate benefited from the recognition of approximately $40,000 in research and development tax credits. For the nine months ended December 31, 2008, the effective income tax rate was approximately 2.49%. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the statutory tax rate due to the utilization of prior year net operating losses and credits, offset by the effects of the alternative minimum tax on income derived during the fiscal year.

The Company has net operating loss carryforwards of approximately $63,050,000, business tax credits carryforwards of approximately $2,205,000, and other tax credits of approximately $733,000 available to reduce future federal income taxes, if any. Additionally, the Company also has business tax credit carryforwards of approximately $2,665,000 available to reduce future state income taxes, if any. The Company has utilized all available state net operating loss carryforwards. The net operating loss and business tax credits carryforwards will continue to expire at various dates through March 2026. The net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

As of December 31, 2008, a full valuation allowance has been provided against the net operating losses, business tax credits and other deferred tax assets, as it is uncertain if the Company will realize the benefits of such deferred tax assets.

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

The following table represents the Company’s revenue by geographic area (based on the location of the customer):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Sweden	47%	75%	38%	63%
US	48%	20%	57%	30%
Other	5%	5%	5%	7%

	100%	100%	100%	100%

Royalty revenue from Bristol represented 36% of the Company’s total revenue for the three months ended December 31, 2008 and 48% for the nine months ended December 31, 2008. The Company’s largest Protein A customer accounted for 47% of total revenues for the three months ended December 31, 2008 and 39% of revenues for the nine months ended December 31, 2008. The Company’s largest Protein A customer accounted for 76% of total revenues for the three months ended December 31, 2007. The Company’s two largest Protein A customers accounted for 65% and 14% of revenues for the nine months ended December 31, 2007.

At December 31, 2008, Bristol’s royalty payment comprised 53% of our accounts receivable. One of the Company’s largest Protein A customers accounted for 25% of our accounts receivable as of December 31, 2008. Two of the Company’s largest Protein A customers accounted for 20% and 24% of accounts receivable as of March 31, 2008, respectively.

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

On April 1, 2008, the Company adopted EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 requires companies to defer and capitalize, until the goods have been delivered or the related services have been rendered, non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities. The adoption of EITF 07-03 on April 1, 2008 did not have a material impact on the Company’s financial condition or results of operations.

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

If the value of the Shares did not equal at least $300,000 on the one-year anniversary of the Effective Date, the Company would have had to make a cash payment to Scripps equal to the difference. At April 6, 2008, the one-year anniversary of the Effective Date, the fair value of the shares exceeded $300,000; therefore, no liability was recorded. Furthermore, the Company issued warrants to an individual at Scripps to purchase up to 150,000 shares of common stock. The warrants have a 7-year term and are exercisable based on performance criteria as detailed in the warrant agreement. No expense has been recorded related to these warrants in fiscal 2008 or for the nine-month period ended December 31, 2008, as none of the performance criteria have been achieved. At this time, the Company does not believe that the performance criteria are probable of being achieved in the near future.

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

On April 7, 2008, Repligen and the University of Michigan entered into a settlement agreement (the “Bristol Settlement”) with Bristol relating to the lawsuit against Bristol for infringement of the ‘941 patent. Pursuant to the Bristol Settlement, Bristol made an initial payment of $5 million to Repligen. The settlement further provides for Bristol to pay royalties on the United States net sales of Orencia® for any clinical indication at a rate of 1.8% for the first $500 million of annual net sales, 2.0% for the next $500 million of annual net sales and 4% of annual net sales in excess of $1 billion for each year from January 1, 2008 until December 31, 2013. Pursuant to the Bristol Settlement agreement, the Company has recognized $11.6 million in royalty revenue in the nine month period ended December 31, 2008, including a $5 million initial payment, $1.3 million for sales of Orencia® from January 1, 2008 through December 31, 2008, as well as $5.3 million for sales in the first three quarters of fiscal year 2009 (see Note 2). The Bristol Settlement served as the basis for Repligen and the University of Michigan to dismiss the lawsuit against Bristol and for Repligen and the University of Michigan to grant to Bristol an exclusive worldwide license to the ‘941 patent and certain other intellectual property.

Repligen must also remit to the University of Michigan 15% of all royalty revenue received from Bristol, after first deducting certain legal and other costs incurred related to the settlement. The Company has incurred approximately $6.1 million in such legal costs, which when deducted from the $11.6 million in royalty revenue earned to date, results in a net amount due to the University of Michigan of $828,000. This operating expense has been included on our Statements of Operations under the line item “Cost of royalty and other revenue”.

15. Share Repurchase

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We publicly announced the stock repurchase program on June 18, 2008. For the nine-month periods ended December 31, 2008, the Company repurchased 492,827 shares of common stock, for an aggregate purchase price of $1,954,455, leaving 757,173 shares remaining under this authorization.

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

Results of Operations

Three month period ended December 31, 2008 vs. December 31, 2007

Total revenue

Total revenues for the three-month periods ended December 31, 2008 and December 31, 2007 were approximately $6,018,000 and $4,664,000 respectively, an increase of $1,354,000 or 29%.

Sales of Protein A for the three-month periods ended December 31, 2008 and December 31, 2007 were $3,294,000 and $3,921,000, respectively. The decrease of $627,000, or 16%, was largely the result of lower overall sales volume as the prior year period was unusually high as a result of the timing of customer orders.

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

In April 2008, we settled our outstanding litigation with Bristol. We have therefore begun recognizing royalty revenue in fiscal year 2009 for Bristol’s net sales in the United States of Orencia® which is used in the treatment of rheumatoid arthritis. Pursuant to the Bristol Settlement, we have recognized $1,924,000 in royalty revenue in the three months ended December 31, 2008. Additionally, during the three-month periods ended December 31, 2008 and December 31, 2007, we earned and recognized approximately $254,000 and $76,000, respectively, in royalty revenue from ChiRhoClin.

During the three-month periods ended December 31, 2008, and December 31, 2007, we recognized approximately $564,000 and $25,000, respectively, of revenue from various sponsored research and development projects. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred or for certain contracts, based upon the delivery of agreed upon milestones.

As previously disclosed, we have ceased sales of SecreFlo® in the current year due to the expiration of our agreement with our sole supplier, ChiRhoClin. There were no sales of SecreFlo® in the current quarter and we will no longer sell the product going forward. Sales of SecreFlo® for the quarter ended December 31, 2007 were $642,000.

Operating expenses

Total operating expenses were approximately $6,556,000 and $5,663,000 for the three-month periods ended December 31, 2008 and December 31, 2007, respectively, an increase of $893,000 or 16%.

Cost of product revenue was approximately $1,287,000 and $1,730,000 for the three-month periods ended December 31, 2008 and December 31, 2007, respectively, a decrease of $443,000 or 26%. This decrease is primarily due to the decrease in Protein A sales noted above, offset by incremental spending to enhance product quality and expand our manufacturing capacity.

In connection with the Bristol Settlement, we must remit 15% of royalty revenue received through the expiration of the settlement agreement in December 2013, after deducting certain allowable legal and other costs, to the University of Michigan. For the three-month period ended December 31, 2008, this cost of royalty revenue was $286,000.

Research and development expenses were approximately $3,579,000 and $1,592,000 for the three-month periods ended December 31, 2008 and December 31, 2007, respectively, an increase of $1,987,000 or 125%. Patient enrollment continues to progress in our phase 3 clinical trial for RG1068, evaluating the use of human secretin in aiding pancreatic imaging, and as a result spending on this program has increased approximately $493,000 compared to the prior period. We have begun patient enrollment and engaged a clinical research organization to help lead our phase 2b clinical trial for RG2417, evaluating the use of uridine to treat bi-polar depression. As a result, we have increased spending by $836,000 compared to the prior period. Finally, our Friedreich’s ataxia spending has also increased by $270,000 as we continue our research efforts to identify a clinical candidate. Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given period of time.

Selling, general and administrative expenses were approximately $1,404,000 and $2,341,000 for the three-month periods ended December 31, 2008 and December 31, 2007, respectively, a decrease of $937,000 or 40%. This decrease is largely attributable to a $1,157,000 decrease in litigation expenses related to our patent infringement settlements with both ImClone and Bristol, offset by increased headcount and recruiting costs as we expand our business development and other functions to support the business.

Interest income

Interest income was approximately $473,000 and $760,000 for the three-month periods ended December 31, 2008 and December 31, 2007, respectively. The decrease is primarily due to lower overall investment yields during the three month period ended December 31, 2008 as the credit crisis impacted global financial markets.

Income Tax Provision

The Company had losses before taxes of approximately $66,000 and $242,000 for the three month periods ended December 31, 2008 and 2007, respectively. The Company had an income tax benefit of $85,000 for the three month periods ended December 31, 2008, due largely to the recognition of approximately $40,000 in research and development tax credits. Prior to the $40.2 million litigation gain in the second quarter of fiscal 2008, the Company had net operating losses and other research credits that reduced our effective tax rate to zero. For fiscal year 2009, we anticipate an effective tax rate of approximately 2.49%. The effective tax rate differs from the statutory tax rate due to the continued utilization of prior year net operating losses and credits, offset by the effects of the alternative minimum tax (“AMT”) on income derived during the fiscal year.

The Company has net operating loss carryforwards of approximately $63,050,000, business tax credits carryforwards of approximately $2,205,000, and other tax credits of approximately $733,000 available to reduce future federal income taxes, if any. Additionally, the Company also has business tax credit carryforwards of approximately $2,665,000 available to reduce future state income taxes, if any. The Company has utilized all available state net operating loss carryforwards. The net operating loss and business tax credits carryforwards will continue to expire at various dates through March 2026. The net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

As of December 31, 2008, a full valuation allowance has been provided against the net operating losses, business tax credits and other deferred tax assets, as it is uncertain if the Company will realize the benefits of such deferred tax assets.

Nine month period ended December 31, 2008 vs. December 31, 2007

Total revenue

Total revenues for the nine-month periods ended December 31, 2008 and December 31, 2007 were approximately $24,768,000 and $15,996,000 respectively, an increase of $8,772,000 or 55%.

Sales of Protein A for the nine-month periods ended December 31, 2008 and December 31, 2007 were $11,803,000 and $13,667,000 respectively. The decrease of $1,864,000, or 14%, was largely the result of lower overall sales volume as the prior period was unusually high as a result of the timing of customer orders.

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

In April 2008, we settled our outstanding litigation with Bristol. We have therefore begun recognizing royalty revenue in fiscal year 2009 for Bristol’s net sales in the United States of Orencia® which is used in the treatment of rheumatoid arthritis. Pursuant to the Bristol Settlement, we have recognized $11,584,000 in royalty revenue in the nine-month period ended December 31, 2008. Additionally, during the nine-month periods ended December 31, 2008 and December 31, 2007, we earned and recognized approximately $539,000 and $179,000, respectively, in royalty revenue from ChiRhoClin.

During the nine-month periods ended December 31, 2008, and December 31, 2007, we recognized approximately $674,000 and $365,000, respectively, of revenue from various sponsored research and development projects. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred or for certain contracts, based upon the delivery of agreed upon milestones.

As previously disclosed, we have ceased sales of SecreFlo® in the current year due to the expiration of our agreement with our sole supplier, ChiRhoClin. Sales of SecreFlo® for the nine-month periods ended December 31, 2008 and December 31, 2007 were $168,000 and $1,784,000, respectively.

Operating expenses

Total operating expenses, exclusive of the net gain from litigation settlement, were approximately $17,672,000 and $16,409,000 for the nine-month periods ended December 31, 2008 and December 31, 2007, respectively, an increase of $1,263,000 or 8%.

Cost of product revenue was approximately $4,344,000 and $4,857,000 for the nine-month periods ended December 31, 2008 and December 31, 2007, respectively, a decrease of $513,000 or 11%. This decrease is primarily due to the decrease in Protein A sales noted above, offset by increased spending to enhance product quality and increased occupancy expenses related to expansion of our manufacturing capacity.

In connection with the Bristol Settlement, we must remit 15% of royalty revenue received through the expiration of the settlement agreement in December 2013, after deducting certain allowable legal and other costs, to the University of Michigan. For the nine-month period ended December 31, 2008, this cost of royalty revenue was $822,000.

Research and development expenses were approximately $8,127,000 and $4,883,000 for the nine-month periods ended December 31, 2008 and December 31, 2007, respectively, an increase of $3,244,000 or 66%. The increase is due primarily to increased overall activity, in comparison to the prior period, in our two clinical trials as well as ongoing research and development costs incurred investigating potential clinical candidates to be used in the treatment of Friedreich’s ataxia. Specifically, as patient enrollment continues to progress in our phase 3 clinical trial for RG1068, evaluating the use of human secretin in aiding pancreatic imaging, we have increased spending versus the prior period by $1,140,000. In addition, we have engaged a clinical research organization to assist in the deployment of our phase 2b clinical trial for RG2417, evaluating the use of uridine to treat bi-polar depression, and otherwise increased overall clinical trial efforts, adding an incremental $1,120,000 of spending compared to the prior period. Finally, our Friedreich’s ataxia spending has also increased by $934,000 as we continue our research efforts. Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given period of time.

Selling, general and administrative expenses were approximately $4,380,000 and $6,669,000 for the nine-month periods ended December 31, 2008 and December 31, 2007, respectively, a decrease of $2,289,000 or 34%. This decrease is largely attributable to a $2,997,000 decrease in litigation expenses related to our patent infringement settlements with both ImClone and Bristol, partially offset by increased headcount, recruiting and consulting costs as we expand our business development efforts and other functions to support the business.

Interest income

Interest income was approximately $1,521,000 and $1,383,000 for the nine-month periods ended December 31, 2008 and December 31, 2007, respectively. The increase is primarily due to a significantly higher average investment balance during the entire nine-month period ended December 31, 2008, offset by lower overall returns experienced during the recent credit crisis.

Income Tax Provision

The Company had income before taxes of approximately $8,614,000 and $41,132,000 for the nine-month periods ended December 31, 2008 and 2007, respectively. The Company had an income tax provision of $175,000 and $827,000 for the nine-month periods ended December 31, 2008 and 2007, respectively. In the current year, the tax provision was benefited by the recognition of approximately $40,000 in research and development tax credits. Prior to the $40.2 million litigation gain in the second quarter of fiscal 2008, the company had net operating losses and other research credits that reduced our effective tax rate to zero. For fiscal year 2009, we anticipate an effective tax rate of approximately 2.49%. The effective tax rate differs from the statutory tax rate due to the continued utilization of prior year net operating losses and credits, offset by the effects of the alternative minimum tax (“AMT”) on income derived during the fiscal year.

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

As of December 31, 2008, a full valuation allowance has been provided against the net operating losses, business tax credits and other deferred tax assets, as it is uncertain if the Company will realize the benefits of such deferred tax assets.

Liquidity and capital resources

We have financed our operations primarily through sales of equity securities, revenues derived from product sales and grant and research agreements and more recently from consideration received as a result of the successful settlement of litigation. Our revenue for the foreseeable future will be primarily limited to our product revenue related to Protein A, royalties from Bristol for their United States net sales of Orencia®, research grants, interest income and other revenue. Revenues derived from the sales of SecreFlo® vials, as anticipated and previously disclosed, have ceased during the year. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates will generate revenue and cash flows. Total cash, cash equivalents and marketable securities at December 31, 2008 totaled approximately $64,509,000, an increase of $3,920,000 from $60,589,000 at March 31, 2008.

Operating activities

Our operating activities provided cash of approximately $6,402,000 for the nine-month period ended December 31, 2008. Cash provided by operations is primarily due to net income of $8,439,000, plus certain non-cash expenses such as $783,000 for depreciation and $579,000 in stock-based compensation expense, and a $282,000 increase in inventory, offset by a $2,114,000 increase in royalties receivable, a $641,000 increase in accounts receivable, and a $796,000 decrease in accounts payable and accrued liabilities. Royalties receivable increased primarily as a result of the $1,924,000 royalty revenue from Bristol for Orencia® sales for the three-months ended December 31, 2008 which were recognized when earned but is not due until after quarter end. Accounts receivable increased as a result of the timing of customer payments, most of which were received just subsequent to our period end. The decrease in accounts payable and accrued expenses from year end was largely the result of the payment of outstanding legal invoices associated with the Bristol litigation that was completed in April 2008 offset by the timing of payments related to increased research, development and clinical activities.

Investing activities

Our investing activities consumed approximately $22,248,000 for the nine-month period ended December 31, 2008 as we made $21,495,000 net purchases of marketable securities, investing the funds provided by our operating activities above. In addition, the Company invested approximately $754,000 in equipment purchases and improvements to the Company’s facility.

Financing activities

Stock option exercises provided cash proceeds of approximately $264,000 for the nine-month period ended December 31, 2008. Share repurchases for the period consumed $1,954,000.

We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines.

Working capital decreased slightly to approximately $49,774,000 at December 31, 2008 from $49,831,000 at March 31, 2008 as the company invested a portion of the cash flows from operations into long term investments and also expended $1,954,000 on share repurchase during the nine-month period ended December 31, 2008.

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

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements.

Commitments

As of December 31, 2008, we had the following fixed obligations and commitments:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$1,812	$672	$1,133	$7	$—
Capital lease obligations (1)	62	43	19	—	—
Purchase obligations (2)	5,358	5,358	—	—	—
Contractual obligations (3)	365	131	152	64	18

Total	$7,597	$6,204	$1,304	$71	$18

(1)	Represents principal payments only; principal and interest are payable through a fixed annual payments of approximately $48,000.
(2)	Represents purchase orders for the procurement of raw material for manufacturing as well as clinical materials and other expenditures to support our ongoing trials.
(3)	Includes payments for license, supply and consulting agreements.

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate $431,000 decrease in the fair value of our investments as of December 31, 2008. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the principal executive officer and the principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, on a timely basis, and is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and the Company’s principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our stock repurchase activity for the nine months ended December 31, 2008 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
April 1 through June 30	—	$—	—	1,250,000
July 1 through September 30	75,441	$4.78	75,441	1,174,559
October 1 through October 31	279,559	$3.86	279,559	895,000
November 1 through November 30	118,027	$3.77	118,027	776,973
December 1 through December 31	19,800	$3.53	19,800	757,173

	492,827	$3.97	492,827

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We publicly announced the stock repurchase program on June 18, 2008. The Company has repurchased 492,827 shares under this program through December 31, 2008.

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

REPLIGEN CORPORATION

Date: February 5, 2009	By:	/s/ Walter C. Herlihy
Walter C. Herlihy
Chief Executive Officer and President
(Principal Executive Officer)
Repligen Corporation

Date: February 5, 2009	By:	/s/ William J. Kelly
William J. Kelly
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