Form 10-K
period 2009-03-31
REPLIGEN CORP
filed 2009-06-11
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $146,523,828.

The number of shares of outstanding of the registrant’s common stock as of June 7, 2009 was 30,741,707.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with the 2009 annual meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Repligen Corporation (“Repligen,” the “Company” or “we”) is developing novel therapeutics primarily for radiology and neuropsychiatry. Our business strategy is to maintain full commercial rights to our product candidates through “proof of principle” clinical studies after which we may seek corporate partners for further development and marketing or we may decide to market certain products on our own. For the next several years, we expect to fund the development of our proprietary therapeutic product candidates primarily through royalty payments received from Bristol-Myers Squibb Corporation (“Bristol”) based on their United States sales of Orencia® and the profits from the sales of our Protein A products which are used in the production of many therapeutic monoclonal antibodies. These revenues as well as our existing financial resources will allow us to independently advance our therapeutic product candidates through “proof of principle” clinical trials while also supporting our business development activities.

We were incorporated in May 1981, under the laws of the State of Delaware. Our principle executive offices are at 41 Seyon Street, Waltham, Massachusetts 02453 and our telephone number is (781) 250-0111.

Currently Marketed Products

We currently sell a line of commercial products based on Protein A, which are used in the production of monoclonal antibodies.

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

We manufacture and market several products based on recombinant forms of Protein A. Our primary customers incorporate our Protein A products into their proprietary monoclonal antibody purification products that they sell directly to the biotechnology and pharmaceutical industry. We primarily supply Protein A products to GE Healthcare (“GEHC”) under a supply agreement which extends through 2010 and to Applied Biosystems, Inc. under a supply agreement that extends until 2011. The majority of our product sales for the last three years have been sales of Protein A products.

Sales of therapeutic monoclonal antibodies have increased from $300 million in 1997 to approximately $34 billion in 2008. This growth is based on the increasing use of therapeutic antibodies, including Enbrel® and Remicade® for rheumatoid arthritis and other inflammatory disorders, and Rituxan® for rheumatoid arthritis and Non-Hodgkin’s Lymphoma, among other therapeutic antibodies. There are more than 150 additional monoclonal antibodies in various stages of clinical testing which may lead to additional growth of the antibody market and in turn, increased demand for Protein A.

SecreFlo® for Pancreatic Diagnosis

We discontinued distribution of SecreFlo® in the second quarter of fiscal year 2009 due to the expiration of our agreement with ChiRhoClin, Inc. Previously, we recorded sales of SecreFlo®, a synthetic form of porcine

(pig-derived) secretin. SecreFlo® is approved by the U.S. Food and Drug Administration (“FDA”) as an aid in the diagnosis of chronic pancreatitis and gastrinoma (a form of cancer) and as an aid during endoscopic retrograde cholangiopancreatography (“ERCP”), a gastrointestinal procedure.

Intellectual Property on Monoclonal Antibody and Antibody Fusion Products

Orencia® (CTLA4-Ig) Royalties

CTLA4 is a key regulator of the activity of the immune system. CTLA4 “turns off” the immune system after it has successfully cleared a bacterial or viral infection by blocking the activation of T-cells, the immune cells responsible for initiating an immune response. CTLA4-Ig’s mechanism of action is different from the current therapies for autoimmune disease or organ transplant rejection, thus it may provide a treatment for patients who are refractory to existing therapies. In the 1990’s, our collaborators at the University of Michigan and the U.S. Navy demonstrated in animal models that a fusion protein consisting of fragments of CTLA4 and an antibody (“CTLA4-Ig”) could be used to treat certain autoimmune diseases. This research finding resulted in the granting of U.S. patent No. 6,685,941 (“the ‘941 Patent”) covering the treatment of certain autoimmune disorders including rheumatoid arthritis with CTLA4-Ig.

In December 2005, the FDA approved Bristol’s application to market CTLA4-Ig, under the brand name Orencia®, for treatment of rheumatoid arthritis. In January 2006, Repligen and the University of Michigan jointly filed a lawsuit against Bristol in the United States District Court for the Eastern District of Texas for infringement of the ‘941 Patent. In April 2008, Repligen and the University of Michigan entered into a settlement agreement with Bristol pursuant to which, Bristol made an initial payment of $5 million to Repligen and agreed to pay us royalties on the U.S. net sales of Orencia® for any clinical indication at a rate of 1.8% for the first $500 million of annual sales, 2.0% for the next $500 million and 4.0% of annual sales in excess of $1 billion for each year from January 1, 2008 until December 31, 2013.

The ‘941 Patent is owned by the University of Michigan and exclusively licensed to Repligen. In consideration of this exclusive license, Repligen agreed to pay the University of Michigan 15% of all royalty income received, after deducting legal expenses. There are no annual or other fees associated with this agreement. Under this agreement, since its inception through fiscal year 2009, Repligen has paid $1.1 million to the University of Michigan.

Erbitux®

Erbitux® is a monoclonal antibody developed by ImClone Systems Incorporated (“ImClone”) which was approved by the FDA in February 2004 for the treatment of certain forms of colon cancer and in March 2006 for the treatment of head and neck cancer. Erbitux® is manufactured with a cell line which contains certain genetic technologies (“DNA enhancers”) which increase the productivity of a cell line. A U.S. patent covering the use of DNA enhancers, which expired in May of 2004, was assigned to The Massachusetts Institute of Technology (“MIT”) and exclusively licensed to Repligen. In May 2004, Repligen and MIT jointly filed a lawsuit against ImClone in U.S. District Court for Massachusetts alleging that ImClone had infringed our patent rights in its production of Erbitux®. In September 2007, Repligen and MIT entered into a settlement agreement under which ImClone was granted a license to the DNA enhancer patent and certain other intellectual property in exchange for a payment of $65,000,000.

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

In May 2007, we announced positive results from this Phase 2 clinical trial to evaluate the use of RG1068 to improve the assessment of pancreatic duct structures by MRI. The study showed an improvement in sensitivity of detection of structural abnormalities of the pancreatic duct of approximately 20% with no loss in specificity. In addition, the study showed highly significant increases in the following three assessments: physician confidence in their ability to identify structural abnormalities, the number of pancreatic duct segments visualized, and improvement in the overall quality of the MRI images. Detailed visual assessment of the pancreatic ducts and identification of structural abnormalities is important in the assessment, diagnosis and treatment of diseases such as acute and chronic pancreatitis.

Our Phase 2 data was reviewed by the FDA and has served as the basis for the design of a pivotal, Phase 3 study. The Phase 3 study was initiated in March 2008 and will seek to recruit approximately 250 patients at 25 clinical sites in the United States and Canada. The primary objective of the Phase 3 study is to demonstrate that secretin improves the ability to detect structural abnormalities of the pancreas by MRI. We believe that a successful Phase 3 study will provide the basis for filing a New Drug Application (“NDA”) with the FDA for approval to market secretin for this use in the United States. We have received an Orphan Drug designation from the FDA for this use of secretin, which means we will have seven years of marketing exclusivity in the United States following approval of the NDA. We also have received “fast track” designation from the FDA which means our NDA may receive expedited review by the FDA.

Uridine for Bipolar Depression

Uridine is a biological compound essential for multiple biosynthetic processes including the synthesis of DNA and RNA, the basic hereditary material found in all cells and numerous other factors essential for cell metabolism. Uridine is synthesized by the power plant of the human cell known as the mitochondria. The rationale for uridine therapy in central nervous system (CNS) disorders is supported by pre-clinical and clinical research. Researchers at McLean Hospital previously demonstrated that uridine is active in a well-validated animal model of depression. Literature reports indicate that certain genes that encode for mitochondrial proteins are significantly down-regulated in the brains of bipolar patients. This insight suggests that the symptoms of bipolar disorder may be linked to dysregulation of energy metabolism in the brain.

Bipolar disorder, also known as manic depression, is marked by extreme changes in mood, energy and behavior where a person can alternate between mania (highs) and depression (lows). Bipolar disorder affects more than 2 million adults in the United States. Current drug therapy for bipolar disorder includes the use of lithium and anti-psychotic drugs. However, side effects are frequent and troublesome, and patients do not respond fully, leading to poor patient compliance with therapy and frequent recurrences of mania and depression.

In March 2006, we initiated a Phase 2a clinical trial of RG2417, an oral formulation of uridine, in patients with bipolar depression. This was a multi-center, dose escalating study in 82 patients which compared daily, oral dosing with either RG2417 or a placebo for six weeks. Patients were evaluated weekly for the safety and effectiveness of RG2417 on the symptoms of bipolar depression. The study showed a statistically significant improvement in the symptoms of depression over the six week course of treatment in the patients treated with

RG2417 compared to placebo. In addition, the patients treated with RG2417 showed a greater improvement in a global assessment of their overall symptoms of bipolar disorder compared to placebo-treated patients. RG2417 was well tolerated by patients with a safety profile similar to those treated with a placebo. In November 2008, we initiated a Phase 2b trial to confirm the effects of uridine on bipolar depression as a monotherapy. The Phase 2b study involves 150 patients enrolled at 25 sites in the United States.

Histone Deacetylase Inhibitors for Friedreich’s Ataxia

Friedreich’s ataxia is a progressive disability that typically emerges between the ages of 5 and 15 and often leads to severe disability, incapacitation or loss of life in early adulthood. Friedreich’s ataxia is caused by a single gene defect that results in inadequate production of the protein frataxin. The protein frataxin appears to be essential for the proper functioning of the mitochondria, the power plant of both neural and muscle cells. Low levels of frataxin leads to degeneration of both the nerves controlling muscle movements in the arms and legs and the nerve tissue in the spinal cord. Approximately one in every 50,000 people in the United States has Friedreich’s ataxia.

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

We have chemically synthesized several libraries of compounds related to the initial compounds licensed from Scripps. Some of these compounds have higher potency or improved specificity in laboratory assays. These compounds are currently being evaluated in a variety of animal models for safety and efficacy to determine if one may be a suitable candidate for clinical trials. Preliminary data also suggest that these compounds may be useful in treating other disorders such as Spinal Muscular Atrophy and Huntington’s disease.

Sales and Marketing

We sell our Protein A products primarily through value-added resellers including GEHC and Applied Biosystems, Inc., as well as through distributors in certain foreign markets. Prior to its discontinuation in the second quarter of fiscal year 2009, we marketed SecreFlo® directly to hospital-based gastroenterologists in the United States.

Significant Customers and Geographic Reporting

Customers for our Protein A products include chromatography companies, diagnostics companies, biopharmaceutical companies and laboratory researchers. In April 2008, we settled our litigation with Bristol regarding their sales of Orencia® for which we now receive a royalty. For fiscal year 2009, royalty revenue from Bristol represented 46% of total revenues, and our largest Protein A customer accounted for 36% of total revenues. During fiscal years 2008 and 2007, two Protein A customers accounted for more than 70% of our total revenue in each year.

In fiscal years 2009, 2008 and 2007, total revenues from sales to customers in the United States were approximately 59%, 32% and 47%, respectively. During the same fiscal periods, total revenues generated though sales to customers in Sweden were 37%, 61% and 49%, respectively.

Employees

As of May 31, 2009, we had 69 employees. Of those employees, 51 were engaged in research, development and manufacturing and 18 were in administrative and marketing functions. Twenty of our employees hold doctorates or other advanced degrees. Each of our employees has signed a confidentiality agreement. None of our employees are covered by collective bargaining agreements.

Patents, Licenses and Proprietary Rights

Our policy is to seek patent protection for our therapeutic product candidates. We pursue patent protection in the United States and file corresponding patent applications in relevant foreign jurisdictions. We believe that patents are an important element in the protection of our competitive and proprietary position, but other elements, including trade secrets, orphan drug status and know-how, are also important. We own or have exclusive rights to a number of U.S. patents and corresponding foreign equivalents. The terms of such patents expire at various times between 2009 and 2021. In addition, we have rights to more than 20 U.S. pending patent applications and corresponding foreign applications. The invalidation of key patents owned or licensed by us or the failure of patents to issue on pending patent applications could create increased competition, with potential adverse effects on our business prospects. For each of our license agreements where we license the rights to patents or patent applications, the license will terminate on the day that the last to expire patent covered by each such license agreement expires.

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

CTLA4-Ig

The ‘941 patent was issued in February 2004, covering the use of CTLA4-Ig to treat specific autoimmune disorders including rheumatoid arthritis and multiple sclerosis. The patent is assigned to the University of Michigan and the U.S. Navy and is exclusively licensed to Repligen. In April 2008, Repligen granted Bristol-Myers Squibb an exclusive sublicense to this patent (see “Legal Proceedings”).

Uridine

In November 2000 and December 2000, Repligen entered into two license agreements (the “UCSD Uridine License Agreements”) with the University of California, San Diego (“UCSD”) for certain patent applications pertaining to the use of uridine and uridine derivatives for the treatment of mitochondrial disease and purine autism. In April 2004, a U.S. patent was issued to Repligen and UCSD, which claims methods of treating certain developmental disorders, including certain forms of autism, with uridine compositions which expires in October 2020. In January 2009, the Company elected to terminate the UCSD license agreements as they were no longer deemed necessary for our current product development activities.

In March 2009, we entered into an exclusive license agreement for the worldwide rights to the use of uridine in the treatment of patients with bipolar disorder from McLean Hospital. The use of uridine in the treatment of patients with bipolar disorder is currently the subject of a patent application and upon issue, the patent will remain in force until 2025 prior to any regulatory extensions. Under the terms of the license agreement, McLean received an upfront payment, and is eligible to receive payments upon certain product development milestones and royalties upon successful commercialization of uridine for bipolar disorder.

Protein A

We own a U.S. patent covering recombinant Protein A, which expires in September 2009, as well as significant know-how in the manufacture of high-purity Protein A. We also own certain other U.S. patent rights covering modified forms of Protein A, that were non-exclusively licensed to Amersham Biosciences (now GEHC) in 1998 as part of a ten-year agreement, which was amended and extended in 2005 through 2010, covering the supply of Protein A to GEHC.

Research and Development

For the past three years, we have devoted substantial resources to the research and development of therapeutic product candidates and our commercial products and product candidates discussed herein. We spent $12,772,000 in fiscal 2009, $7,241,000 in fiscal 2008, and $5,924,000 in fiscal 2007 on company-sponsored research and development activities.

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

Manufacturing

Protein A for Antibody Manufacturing

We manufacture Protein A products from recombinant strains of bacteria. We manufacture Protein A for GEHC under a supply agreement which extends through 2010. In addition, we have a long term supply agreement with Applied Biosystems, Inc. that provides that Repligen will be the preferred provider of recombinant Protein A to Applied Biosystems until 2011. We utilize our own facility and third parties to carry out certain fermentation and recovery operations, while the purification, immobilization, packaging and quality control testing of our Protein A products are conducted at our facilities. We maintain an active quality assurance effort to support the regulatory requirements of our customers and achieved ISO 9001 certification in fiscal 2009. We purchase raw materials from more than one commercially established company and believe that the necessary raw materials are currently commercially available in sufficient quantities necessary to meet market demand.

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

We purchase raw materials from more than one commercially established company. Our necessary raw materials are currently commercially available in quantities that far exceed the scale required to complete all of our current and future planned clinical trials.

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

Available Information

We maintain a website with the address www.repligen.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. Our Code of Business Conduct and Ethics is also available free of charge through our website.

In addition, the public may read and copy any materials that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. Also, our filings with the Securities and Exchange Commission may be accessed through the Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system at www.sec.gov.

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

We depend on, and expect to continue to depend on, a limited number of customers for a high percentage of our revenues.

As a result, the loss of, or a significant reduction in orders from, any of these customers would significantly reduce our revenues and harm our results of operations. If a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our revenue could decline, and our operating results may not meet market expectations. In addition, if those customers order our products, but fail to pay on time or at all, our liquidity and operating results could be materially and adversely affected.

Our research activities may not identify a clinical candidate with appropriate efficacy, safety and pharmacology to support clinical trials in humans.

In order to conduct phase 1 clinical trials in humans, we must first demonstrate suitable efficacy, safety and pharmacology characteristics of any potential drug candidates. If we are unsuccessful in these efforts, we may be forced to identify alternative drug candidates at substantial cost, or possibly abandon certain pre-clinical research activities.

If our clinical trials are not successful, we will not be able to develop and commercialize related products.

In order to obtain regulatory approvals for the commercial sale of our future therapeutic products, we and our collaborative partners will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of the products. We have limited experience in conducting clinical trials.

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

We must obtain regulatory approval for our ongoing development activities and before marketing or selling any of our future therapeutic products. We may not receive regulatory approvals to conduct clinical trials of our products or to manufacture or market our products. In addition, regulatory agencies may not grant such approvals on a timely basis or may revoke previously granted approvals.

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

Even if we obtain marketing approval, our therapeutic products will be subject to ongoing regulatory review, which will be expensive and may affect our ability to successfully commercialize our products.

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

If we are unable to obtain, maintain and enforce patents or regulatory exclusivity (orphan drug or new chemical entity exclusivity) for our products, we may not be able to succeed commercially.

We endeavor to obtain and maintain patent and trade secret protection for our products and processes when available in order to protect them from unauthorized use and to produce a financial return consistent with the significant time and expense required to bring our products to market. Our success will depend, in part, on our ability to:

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

With our U.S. patent covering recombinant Protein A expiring in September 2009, we may face increased competition which could harm our results of operations, financial condition, cash flow and future prospects.

Other companies could begin manufacturing and selling recombinant Protein A in the U.S. and may directly compete with us once our U.S. patent covering recombinant Protein A expires in September 2009. This may induce us to sell Protein A at lower prices and may erode our market share which could adversely affect our results of operations, financial condition, cash flow and future prospects.

Our freedom to develop our product candidates may be challenged by others and we may have to engage in litigation to determine the scope and validity of competitors' patents and proprietary rights, which, if we do not prevail, could harm our business, results of operations, financial condition, cash flow and future prospects.

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

The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the cost of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If a patent litigation or other intellectual property proceeding is resolved unfavorably to us, we or our collaborative partners may be enjoined from manufacturing or selling our products and services without a license from the other party and be held liable for significant damages. The failure to obtain any required license on commercially acceptable terms or at all may harm our business, results of operations, financial condition, cash flow and future prospects.

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

The commercial success of our therapeutic products that are approved for marketing will depend upon their acceptance by the medical community and third party payors as being clinically useful, cost effective and safe. All of the products that we are developing are based upon new technologies or therapeutic approaches. As a result, it is hard to predict market acceptance of our products.

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

Although the company had significant net income in fiscal years 2008 and 2009 as a result of the ImClone and Bristol settlements, we have historically incurred operating losses since our founding in 1981. We expect to incur operating losses for the foreseeable future.

While we generate revenue from product sales and began receiving royalty payments in fiscal year 2009 from Bristol for the net sales of their Orencia® product in the United States, this revenue may not be sufficient to cover the costs of our clinical trials and drug development programs. We plan to continue to invest in key research and development activities. As a result, we will need to generate significant revenues in order to achieve profitability. We cannot be certain whether or when this will occur because of the significant uncertainties that affect our business.

Royalty revenue from Bristol-Myers Squibb Company for sales of Orencia® could fail to materialize.

Our royalty agreement with Bristol provides for us to receive payments from Bristol based on their net sales of their Orencia® product in the United States. We have no control over Bristol’s sales and marketing practices for Orencia® and Bristol has no obligation to use commercially reasonable efforts to sell Orencia®. Bristol’s sales could be significantly impacted by regulatory and market influences beyond our control, resulting in low or even no royalty revenue for us.

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

None.

Item 2.	PROPERTIES

We lease approximately 25,000 square feet of space located in Waltham, Massachusetts which we use for our corporate headquarters, manufacturing, research and development, marketing and administrative operations. This lease expires in 2011. We also lease approximately 10,000 square feet of space in a second facility also in Waltham to provide for expanded manufacturing and administrative operations. This lease expires in 2012. During fiscal 2009, we incurred aggregate rental costs for our facility of approximately $631,000.

Item 3.	LEGAL PROCEEDINGS

ImClone Systems

In May 2004, Repligen and the Massachusetts Institute of Technology (“MIT”) filed an action in the United States District Court for the District of Massachusetts against ImClone Systems, Incorporated (“ImClone”) for infringement of U.S. Patent No. 4,663,281 (the “‘281 patent”) based on ImClone’s manufacture and sale of Erbitux®. The ‘281 patent, which covers the use of certain genetic elements that increase protein production in a mammalian cell, is assigned to MIT and exclusively licensed to Repligen.

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

The ImClone Settlement served as the basis for the Company and MIT to dismiss the lawsuit against ImClone and for the Company to grant ImClone a non-exclusive sublicense to the ‘281 patent and certain other intellectual property. There are no further obligations to the Company with respect to the sublicenses. The net gain on the litigation settlement was recorded as a separate component of operating expenses in the Company’s statement of operations in fiscal 2008.

Bristol-Myers Squibb Company

In January 2006, Repligen and the University of Michigan jointly filed a complaint against Bristol in the United States District Court for the Eastern District of Texas for infringement of U.S. Patent No. 6,685,941 (the “‘941 patent”) for the commercial sale of Orencia®. The ‘941 patent, entitled “Methods of Treating Autoimmune Disease via CTLA4-Ig,” covers methods of using CTLA4-Ig to treat rheumatoid arthritis, as well as other therapeutic methods. Repligen has exclusive rights to this patent from its owners, the University of Michigan and the U.S. Navy. In February 2006, Bristol answered the complaint and counterclaimed seeking a declaratory judgment that the ‘941 patent is invalid and unenforceable and that Bristol does not infringe the patent.

On April 7, 2008, Repligen and the University of Michigan entered into a settlement agreement (the “Bristol Settlement”) with Bristol relating to the lawsuit against Bristol for infringement of the ‘941 patent. Pursuant to the Bristol Settlement, Bristol made an initial payment of $5 million to Repligen. The settlement further provides for Bristol to pay royalties on the United States net sales of Orencia® for any clinical indication at a rate of 1.8% for the first $500 million of annual net sales, 2.0% for the next $500 million of annual net sales and 4% of annual net sales in excess of $1 billion for each year from January 1, 2008 until December 31, 2013. Pursuant to the Bristol Settlement agreement, the Company has recognized $13.4 million in royalty revenue in fiscal 2009, including a $5 million initial payment, $1.3 million for sales of Orencia® from January 1, 2008 through December 31, 2008, as well as $7.1 million for sales in fiscal year 2009 (see Note 2). The Bristol Settlement served as the basis for Repligen and the University of Michigan to dismiss the lawsuit against Bristol and for Repligen and the University of Michigan to grant to Bristol an exclusive license to the ‘941 patent and certain other intellectual property.

Repligen must also remit to the University of Michigan 15% of all royalty revenue received from Bristol, after first deducting certain legal and other costs incurred related to the settlement. The Company has incurred approximately $6.1 million in such legal costs, which when deducted from the $13.4 million in royalty revenue earned to date, results in a net amount due to the University of Michigan of $1.1 million. This operating expense has been included on our Statements of Operations under the line item “Cost of royalty and other revenue”.

Other

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended March 31, 2009.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “RGEN.” The quarterly high and low closing prices for our common stock are shown in the following table.

	Fiscal Year 2009		Fiscal Year 2008
	High	Low	High	Low
First Quarter	$6.23	$4.72	$3.94	$3.14
Second Quarter	$5.58	$4.51	$5.01	$3.74
Third Quarter	$4.78	$3.30	$6.55	$4.12
Fourth Quarter	$4.79	$3.56	$6.86	$4.32

Stockholders and Dividends

As of June 9, 2009 there were approximately 688 stockholders of record of our common stock. We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations and our proprietary drug development programs. Any future determination as to the payment of dividends will be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors deems relevant.

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

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We publicly announced the stock repurchase program on June 18, 2008. For the twelve-month period ended March 31, 2009, the Company repurchased 492,827 shares of common stock, for an aggregate purchase price of $1,969,240, leaving 757,173 shares remaining under this authorization.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data are derived from the audited financial statements of Repligen. The selected financial data set forth below should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report and our Annual Report on Form 10-K for the years ended March 31, 2008, 2007, 2006 and 2005.

	Years ended March 31,
	2009	2008	2007	2006	2005
	(In thousands except per share amounts)
Revenue:
Product revenue	$14,529	$18,587	$13,074	$12,529	$9,360
Royalty and other revenue	14,833	709	1,000	382	—

Total revenue	29,362	19,296	14,074	12,911	9,360
Operating expenses:
Cost of product revenue	5,686	6,160	3,615	3,551	3,888
Cost of royalty and other revenue	1,091	—	—	—	—
Research and development	12,772	7,241	5,924	5,163	5,037
Selling, general and administrative	5,933	10,173	6,360	5,417	4,597
Net gain from litigation settlement	—	(40,170)	—	—	—

Total operating expenses	25,482	(16,596)	15,899	14,131	13,522
Income (loss) from operations	3,880	35,892	(1,825)	(1,220)	(4,162)

Interest expense	(3)	(9)	(11)	(3)	—
Investment income	1,896	2,051	947	750	428
Other income	—	—	—	1,170	750

Income (loss) before income taxes	5,773	37,934	(889)	697	(2,984)
Provision for income taxes	27	827	—	—	—

Net income (loss)	$5,746	$37,107	$(889)	$697	$(2,984)

Earnings Per Share:
Basic	$0.19	$1.20	$(0.03)	$0.02	$(0.10)

Diluted	$0.18	$1.18	$(0.03)	$0.02	$(0.10)

Weighted average shares outstanding:
Basic	30,958	30,834	30,379	30,125	30,062

Diluted	31,290	31,321	30,379	30,691	30,062

	As of March 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Cash and marketable securities (1)	$63,961	$60,589	$22,627	$23,408	$23,523
Working capital	50,235	49,831	22,394	18,575	15,673
Total assets	73,755	68,840	29,076	28,599	27,607
Long-term obligations	82	143	200	231	120
Accumulated deficit	(113,857)	(120,577)	(157,683)	(156,794)	(157,491)
Stockholders’ equity	69,123	64,107	25,538	25,433	24,290

(1)	Excludes restricted cash of $200 restricted as part of our headquarter’s lease arrangement for all years presented.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this annual report on Form 10-K do not constitute guarantees of future performance. Investors are cautioned that statements in this annual report on Form 10-K that are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, potential impairment of future earnings, management’s strategy, plans and objectives for future operations and product candidate acquisition, clinical trials and results, litigation strategy, product research and development, research and development expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, the risks identified under the caption “Risk Factors” and other risks detailed in this annual report on Form 10-K and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking information contained in this annual report on Form 10-K.

Overview

We are a biopharmaceutical company focused primarily on the development of novel therapeutics for radiology and neuropsychiatry. A number of drug development programs are currently being conducted to evaluate our drug candidates in diseases such as pancreatitis, bipolar disorder and Friedreich’s ataxia. In addition, we sell two commercial products, Protein A for monoclonal antibody purification and SecreFlo® for assessment of pancreatic disorders. We also receive royalties from Bristol-Myers Squibb Company (“Bristol”) for their net sales in the United States of their product Orencia®. Total revenue in fiscal year 2009 increased significantly due to the Bristol royalty. This increase was offset partly by a decrease in sales and profits in our commercial products business as we discontinued sales of SecreFlo® and experienced lower customer demand for our Protein A products due to the current economic environment. We seek to invest the profits from our current commercial products and royalty and other revenues as well as our existing financial resources to advance the development of our therapeutic product candidates through “proof of principle” clinical trials while also supporting our business development activities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

While our significant accounting polices are more fully described in the notes to our financial statements, we have identified the policies and estimates below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition” and “Results of Operations” where such policies affect our reported and expected financial results.

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

In April 2008, we settled our outstanding litigation with Bristol. We have therefore begun recognizing royalty revenue in fiscal year 2009 for Bristol’s net sales in the United States of Orencia® which is used in the treatment of rheumatoid arthritis. Pursuant to the Bristol Settlement, we have recognized $13,383,000 in royalty revenue in fiscal 2009, which includes a $5.0 million initial payment and $1.3 million for sales of Orencia® prior to fiscal 2009, in addition to royalties earned on sales of Orencia® during our fiscal 2009. Revenue earned from Bristol royalties are recorded in the periods when they are earned based on royalty reports sent by Bristol to the Company.

Additionally, during fiscal years 2009, 2008 and 2007, the Company earned and recognized approximately $776,000, $244,000 and $175,000, respectively in royalty revenue from ChiRhoClin for their sales of secretin. Revenue earned from ChiRhoClin royalties are recorded in the periods when they are earned based on royalty reports sent by ChiRhoClin to the Company.

During fiscal 2009, we recognized approximately $564,000 and $110,000 of revenue from sponsored research and development projects under agreements with the Muscular Dystrophy Association (“MDA”) and Comitato RUDI onlus—GoFAR (“GoFAR”), respectively. During the fiscal years ended March 31, 2008 and March 31, 2007, we recognized $365,000 and $825,000, respectively, of revenue from a sponsored research and development project under an agreement with the Stanley Medical Research Institute.

Research revenue is recognized when the expense has been incurred and services have been performed. Determination of which costs incurred qualify for reimbursement under the terms of our contractual agreements and the timing of when such costs were incurred involves the judgment of management. Our calculations are based upon the agreed-upon terms as stated in our arrangements. However, should our estimated calculations change or be challenged by other parties to the agreements, research revenue may be adjusted in subsequent periods. Our calculations have not historically changed or been challenged and we do not anticipate any subsequent change in our revenue related to sponsored research and development projects.

There have been no material changes to our initial estimates related to revenue recognition in any periods presented in the accompanying financial statements.

Inventories

Inventories relate to our Protein A business. We value inventory at cost or, if lower, fair market value. We determine cost using the first-in, first-out method. We review our inventories at least quarterly and record a provision for excess and obsolete inventory based on our estimates of expected sales volume, production capacity and expiration dates of raw materials, work-in process and finished products. Expected sales volumes are determined based on supply forecasts provided by our key customers for the next three to twelve months. We write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of product revenue. Manufacturing of Protein A finished goods is done primarily to order and tested for quality specifications prior to shipment.

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

Stock-Based Compensation

We apply the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95,” or SFAS No. 123R. We use the Black-Scholes option pricing model to calculate the fair value of share-based awards on the grant date.

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

For the years ended March 31, 2009, 2008 and 2007, we recorded stock-based compensation expense of approximately $823,000, $524,000 and $837,000, respectively, for stock options granted under the Amended and Restated 2001 Repligen Corporation Stock Plan.

As of March 31, 2009, there was $2,397,171 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.02 years. The Company expects approximately 1,048,000 of unvested shares of common stock pursuant to outstanding options to vest over the next five years.

RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

Revenues

Total revenues for fiscal 2009, 2008 and 2007 were $29,362,000, $19,296,000, and $14,074,000, and were primarily comprised of sales of our commercial products, Protein A and SecreFlo®, and royalties. During fiscal 2009, 2008 and 2007, our total revenue was comprised of:

	Year ended March 31			% Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(in thousands, except percentages)
Protein A	$14,361	$16,321	$11,127	(12%)	47%
SecreFlo®	168	2,266	1,947	(93%)	16%

Product revenue	$14,529	$18,587	$13,074	(22%)	42%
Royalty and other revenue	14,833	709	1,000	1992%	(29%)

Total revenue	$29,362	$19,296	$14,074	52%	37%

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

During fiscal 2009, Protein A sales decreased by $1,960,000 or 12% as compared to fiscal 2008. Volume decreased 5% due to decreased demand from certain key customers in reaction to the current credit crisis and other business events. We sell various forms of recombinant and immobilized Protein A products at different price points depending on the nature of the product sold. Changes in the mix of products sold in fiscal 2009 as compared to fiscal 2008 comprised the remaining 7% decrease.

Fiscal 2008 Protein A sales increased by $5,194,000 or 47% over fiscal 2007. We shipped 45% more volume of Protein A in fiscal 2008 compared to fiscal 2007 due to increased demand by our customers as the monoclonal antibody market continued to grow. The increase in volume predominantly drove the increase in Protein A revenue, with price increases comprising the difference.

We anticipate that sales of Protein A will decline in fiscal 2010 as consumers and our customers continue to respond to the economic environment by migrating towards just-in-time purchasing, reducing their inventory levels and optimizing cash flow. As a result, our Protein A sales may be subject to quarterly fluctuations due to the timing of large-scale production orders.

Sales of SecreFlo® decreased $2,098,000 in fiscal 2009 as we discontinued selling this product in the second quarter of fiscal 2009. In fiscal 2008, sales of SecreFlo® increased $319,000 compared to fiscal 2007 primarily as a result of increased sales to new customers and higher prices. The settlement in fiscal 2005 with our sole supplier of SecreFlo® provided for a certain amount of vials of product that we could ultimately ship. The final shipment of SecreFlo® to the Company from ChiRhoClin was received in fiscal 2008 and we discontinued selling SecreFlo® in the second quarter of fiscal 2009.

In April 2008, we settled our outstanding litigation with Bristol. We have therefore begun recognizing royalty revenue in fiscal year 2009 for Bristol’s net sales in the United States of Orencia® which is used in the treatment of rheumatoid arthritis. Pursuant to the Bristol Settlement, we have recognized $13,383,000 in royalty revenue in fiscal 2009, which includes a $5.0 million initial payment and $1.3 million for sales of Orencia® prior to fiscal 2009, in addition to royalties earned on sales of Orencia® during our fiscal 2009. Also, during fiscal years 2009, 2008 and 2007, we earned and recognized approximately $776,000, $244,000 and $175,000, respectively, in royalty revenue from ChiRhoClin.

For fiscal 2010, we expect royalty revenues to decline as fiscal 2009 included certain initial payments and prior year activity that will not recur in fiscal 2010.

In fiscal 2009, we recognized approximately $564,000 of revenue from a sponsored research and development project under a grant agreement with the Muscular Dystrophy Association (“MDA”). We also recognized $110,000 of revenue under a grant agreement with GoFAR in fiscal 2009. During the fiscal 2008 and 2007, we recognized $365,000 and $825,000, respectively, of revenue from a sponsored research and development project under a cost plus fixed-fee agreement with the Stanley Medical Research Institute. In fiscal 2008, we recognized $100,000 under an agreement with the Friedreich’s Ataxia Research Alliance.

We expect research and license revenues will remain reasonably consistent in fiscal 2010 as the MDA grant related effort continues.

Costs and Operating expenses

Total costs and operating expenses for fiscal 2009, 2008 and 2007 consist of the following:

	Year ended March 31,			% Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
(In thousands)
Costs and operating expenses:
Cost of product revenue	$5,686	$6,160	$3,615	(8%)	70%
Cost of royalty and other revenue	1,091	—	—	—	—
Research and development	12,772	7,241	5,925	76%	22%
Selling, general and administrative	5,933	10,173	6,360	(42%)	60%
Net gain from litigation settlement	—	(40,170)	—	—	—

Total operating expenses	$25,482	$(16,596)	$15,900	254%	(204%)

The decrease in cost of product revenue of $475,000 or 8% in fiscal 2009 as compared to fiscal 2008 is primarily due to a 12% decrease in Protein A sales. This decrease is partially offset by increased direct labor costs of approximately $193,000 due primarily to additional quality assurance and control personnel hired to meet growing customer demands for increased product quality assurance efforts and to support ISO 9001 certification. It is also partially offset by higher depreciation and occupancy costs of approximately $357,000 primarily associated with our manufacturing and administrative expansion at a second site located in Waltham, MA.

The increase in cost of product revenue of $2,545,000 or 70% in fiscal 2008 as compared to fiscal 2007 is attributable primarily to a 42% increase in product sales. In addition, fiscal 2008 revenue growth was driven by lower margin products, resulting in a greater increase in cost of product revenue. Specifically, these newer products were produced on a lower scale, resulting in higher overall production and quality costs per unit sold. Further, depreciation costs increased $197,000 associated with expansion of our fermentation facility, and occupancy costs increased $136,000 due to our expanded facilities.

In fiscal 2009, we expensed $1,091,000 for cost of royalty due to the University of Michigan under the Bristol Settlement. Per the Bristol Settlement, after deducting approximately $6,100,000 of legal costs incurred related to the Settlement, the Company must remit 15% of Bristol royalties to the University of Michigan.

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

Each of our therapeutic research and development programs is subject to risks and uncertainties, including the requirement to seek regulatory approvals that are outside of our control. For example, our clinical trials may be subject to delays based on our inability to enroll patients at the rate that we expect to meet the schedule for our planned clinical trials. Moreover, the product candidates identified in these research programs, particularly in our early stage programs must overcome significant technological, manufacturing and marketing challenges before they can be successfully commercialized. For example, results from our preclinical animal models may not be replicated in our clinical trials with humans. As a result of these risks and uncertainties, we are unable to predict with any certainty the period in which material net cash inflows from such projects could be expected to commence or the completion date of these programs.

These risks and uncertainties also prevent us from estimating with any certainty the specific timing and future costs of our research and development programs, although historical trends within the industry suggest that expenses tend to increase in later stages of development. Collaborations with commercial vendors and academic researchers accounted for 59%, 45%, and 40% of our research and development expenses for fiscal 2009, 2008, and 2007, respectively. The outsourcing of such services provides us flexibility to discontinue or increase spending depending on the success of our research and development programs.

During fiscal 2009, research and development expenses increased by $5,531,000 or 76% as compared to fiscal 2008. This increase is comprised primarily of 1) $1,869,000 related to the continued phase 3 clinical trial for RG1068, evaluating the use of human secretin in aiding pancreatic imaging, 2) $1,500,000 related to the phase 2b clinical trial for RG2417, evaluating the use of uridine to treat bipolar depression and 3) $1,388,000 related to Friedreich’s ataxia as we continue to search for a drug candidate. Additionally, there were increased personnel expenses of $724,000 primarily due to headcount additions in clinical, regulatory and research and development areas.

During fiscal 2008, research and development expenses increased by $1,316,000 or 22% as compared to fiscal 2007. This increase was largely attributable to a $1,133,000 increase in spending related to Friedreich’s ataxia as we continued to search for a drug candidate. This increase in spending for Friedreich’s ataxia includes $300,000 relating to common stock issued to the Scripps Research Institute and its designees for the acquisition of a license to use, commercialize and sublicense certain patented technology and improvements thereon, owned or licensed by Scripps. Spending related to uridine for bipolar disorder also increased $261,000 as we continued our phase 2a trials. Spending related to secretin for diagnostic imaging decreased by $54,000 as we completed our phase 2 trial and began preparations for phase 3 in early fiscal 2009.

Future research and development expenses are dependent on a number of variables, including the cost and design of clinical trials and external costs such as manufacturing of clinical materials. We expect our research and development expenses in fiscal 2010 to increase moderately as we continue our clinical trials for uridine to treat bipolar depression and secretin to improve pancreatic diagnostic imaging. In anticipation of positive clinical trial results, we will prepare a new drug application for submission to the FDA. We will also continue our search efforts to identify a drug candidate. Additionally, there may be further increases in expenses if we acquire additional product candidates.

Selling, general and administrative expenses (“SG&A”) include the associated costs with selling our commercial products and costs required to support our research and development efforts including legal, accounting, patent, shareholder services and other administrative functions. In addition, SG&A expenses have historically included costs associated with various litigation matters.

In fiscal 2009, SG&A costs decreased by $4,240,000 or 42% as compared to fiscal 2008. This decrease is primarily due to $4,841,000 of litigation costs incurred prior to fiscal 2009 relating to the Bristol and ImClone settlements, and a $238,000 decrease in recruiting and relocation costs as certain key board and management positions were filled in fiscal 2008. These decreases are partially offset by increased personnel expenses of $899,000 primarily due to headcount increases in marketing and business development including salaries and stock-based compensation.

During fiscal 2008, SG&A costs increased by approximately $3,813,000 or 60% as compared to fiscal 2007. This increase was mainly the result of $3,361,000 of incremental litigation costs associated with our patent infringement lawsuits against Bristol and other patent prosecution costs. As noted below, the Company also incurred an additional $13,830,000 of litigation costs associated with the ImClone settlement. The Company also incurred additional recruiting and related costs of $263,000 due to the turnover of certain board of director and employee positions.

We expect SG&A expenses to increase moderately in fiscal 2010 primarily due to slightly higher headcount and related personnel expenses.

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

Investment income

Investment income includes income earned on invested cash balances. Investment income for fiscal 2009, 2008 and 2007 was approximately $1,896,000, $2,051,000 and $948,000, respectively. The decrease of $155,000 or 8% in fiscal 2009 as compared to fiscal 2008 is attributable to lower interest rates resulting from overall economic conditions. The increase of $1,104,000 or 116% in fiscal 2008 as compared to fiscal 2007 is attributable to higher overall cash and marketable securities, up $37,962,000 due primarily to the proceeds from the ImClone litigation. We expect interest income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Provision for income taxes

In fiscal 2009, the Company was liable for Alternative Minimum Tax, for which net operating loss carryforwards are only partially deductible. As a result, the Company had an effective tax rate of 0.46% as we provided $27,000 for income taxes in fiscal 2009.

Liquidity and Capital Resources

We have financed our operations primarily through sales of equity securities, revenues derived from product sales, grants, as well as proceeds and royalties from litigation settlements. Our revenue for the foreseeable future will be limited to our Protein A product revenue, royalties from Bristol, and research and development grants. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates will generate revenue and cash flows.

At March 31, 2009, we had cash and marketable securities of $63,961,000 compared to $60,589,000 at March 31, 2008. Deposits for leased office space of $200,000 is classified as restricted cash and is not included in cash and marketable securities total for either 2009 or 2008.

Cash Flows

(In thousands)	Year ended March 31,
Cash provided by (used in)	2009	Increase / (Decrease)	2008	Increase / (Decrease)	2007
Operating Activities	$6,307	$(32,160)	$38,467	$38,062	$405
Investing Activities	(32,232)	(18,003)	(14,229)	(16,004)	1,775
Financing Activities	(1,596)	(2,194)	598	480	118

Operating Activities

In fiscal 2009, our operating activities provided cash of $6,307,000 which reflects net income of approximately $5,746,000 which includes non-cash charges totaling approximately $1,907,000 including depreciation, amortization, and stock-based compensation charges. The remaining cash flow used in operations resulted from unfavorable changes in various working capital accounts.

In fiscal 2008, our operating activities provided cash of $38,467,000 which reflects net income of approximately $37,107,000 which includes non-cash charges totaling approximately $1,659,000 including depreciation, amortization, stock-based compensation charges and the acquisition of the Scripps license for stock. The remaining cash flow used in operations resulted from unfavorable changes in various working capital accounts.

Investing Activities

In fiscal 2009, our investing activities consumed $32,232,000 of cash, which is primarily due to net purchases of marketable debt securities of $30,892,000. We also spent $1,340,000 in capital expenditures as we continued to upgrade both our research and development and manufacturing capabilities. In fiscal 2008, our investing activities consumed $14,229,000 of cash, which is primarily due to net purchases of marketable debt securities of $13,126,000. We also spent $1,103,000 in capital expenditures as we continued to upgrade both our research and development and manufacturing capabilities. We place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines.

Financing Activities

In fiscal 2009, the repurchase of common stock consumed $1,954,000. Exercises of stock options provided cash receipts of $402,000. In fiscal 2008, exercises of stock options provided cash proceeds of $638,000.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual Obligations

As of March 31, 2009, we had the following fixed obligations and commitments:

	Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	$1,644	$672	$972	$—	$—
Capital lease obligations	43	43	—	—	—
Purchase obligations	989	989	—	—	—
Contractual obligations (1)	3,402	2,355	1,021	10	16

Total	$6,078	$4,059	$1,993	$10	$16

(1)	These amounts include payments for license, supply and consulting agreements.

Capital Requirements

Our future capital requirements will depend on many factors, including the following:

•	the success of our clinical studies;

•	the scope of and progress made in our research and development activities;

•	our ability to acquire additional products or product candidates;

•	the extent of any share repurchase activity;

•	the success of any proposed financing efforts; and

•	the ability to sustain sales and profits of our commercial products.

Absent acquisitions of additional products, product candidates or intellectual property, we believe our current cash balances are adequate to meet our cash needs for at least the next twenty-four months. We expect to incur increased expenses in fiscal 2010 compared to fiscal 2009. This is due to anticipated increases in clinical study expenses and research and development efforts as well as increased personnel expenses. Our future capital requirements include, but are not limited to, continued investment in our research and development programs, capital expenditures primarily associated with purchases of equipment and continued investment in our intellectual property portfolio.

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

Net Operating Loss Carryforwards

At March 31, 2009, we had net operating loss carryforwards of approximately $58,696,000, research and development credit carryforwards of approximately $2,089,000, and other tax credits of $833,000 available to reduce future federal income taxes, if any. The net operating loss and tax credit carryforwards will continue to expire at various dates, if not used. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders. We did not record a tax provision in the fiscal 2007 statement of operations as we did not generate taxable income. In fiscal 2009 and 2008, we utilized our net operating loss carryforwards to reduce our income tax provision.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations “ (“SFAS 141(R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in financial statements, including capitalizing at the acquisition date the fair value of acquired in process research and development projects, and remeasuring and writing down these assets, if necessary, in subsequent periods during their development. The new standards will be applied prospectively for business combinations that occur for the Company on or after April 1, 2009, except that presentation and disclosure requirements of SFAS 160 regarding minority interests shall be applied retrospectively.

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $407,000 decrease in the fair value of our investments as of March 31, 2009. However, the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. treasury obligations) and type of instrument. We do not expect any material loss from our marketable security investments due to interest rate fluctuations and therefore believe that our potential interest rate exposure is limited. We intend to hold these investments to maturity, in accordance with our business plans.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of March 31, 2009, our internal control over financial reporting is effective based on those criteria. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of March 31, 2009. Please see Item 9A of this Form 10-K.

/s/ REPLIGEN CORPORATION

June 11, 2009

(c) Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Repligen Corporation:

We have audited Repligen Corporation’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Repligen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Repligen Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Repligen Corporation as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009 of Repligen Corporation and our report dated June 11, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

June 11, 2009

(d) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have material affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Items 10, 11, 12, 13 and 14, is incorporated herein by reference from the Company’s proxy statement for the Annual Meeting of Stockholders to be held on September 11, 2009.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a) (1) Financial Statements:

The financial statements required by this item are submitted in a separate section beginning on page 36 of this Report, as follows:

(a) (2) Financial Statement Schedules:

None.

(a) (3) Exhibits:

The Exhibits which are filed as part of this Annual Report or which are incorporated by reference are set forth in the Exhibit Index hereto.

EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

4.2	Rights Agreement, dated as of March 3, 2003, between Repligen Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to Repligen Corporation’s Current Report on Form 8-K filed March 4, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

10.1*	Consulting Agreement, dated November 1, 1981, between Dr. Alexander Rich and Repligen Corporation. (filed as Exhibit 10.2 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

Exhibit Number	Document Description
10.2*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy (filed as Exhibit 10.3 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.3*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche (filed as Exhibit 10.4 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.4*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Daniel P. Witt (filed as Exhibit 10.5 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.5*	Employment Offer Letter dated February 29, 2008 by and between Repligen Corporation and William Kelly (filed as Exhibit 10.20 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2008 and incorporated herein by reference).

10.6*	Repligen Executive Incentive Compensation Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on form 8-K filed on December 14, 2005 and incorporated herein by reference).

10.7*	The Amended 1992 Repligen Corporation Stock Option Plan, as amended (filed as Exhibit 4.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

10.8*	The Second Amended and Restated 2001 Repligen Corporation Stock Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on September 18, 2008 and incorporated herein by reference).

10.8.1*	The Second Amended and Restated 2001 Repligen Corporation Stock Option Plan, Form of Incentive Stock Option Plan (filed as Exhibit 10.14 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.8.2*	The Amended and Restated 2001 Repligen Corporation Stock Plan, Form of Restricted Stock Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on January 9, 2006 and incorporated herein by reference).

10.9	Common Stock Purchase Warrant dated April 6, 2007 (filed as Exhibit 4.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

10.10#	Manufacturing Transfer Agreement dated as of December 17, 1998 among the Company and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference) (SEC File No. 000-14656).

10.11#	Supply Agreement dated as of May 26, 1999 by and between Repligen Corporation and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

10.11.1#	Amendment No. 1 to Supply Agreement between Amersham Biosciences and Repligen Corporation dated May 26, 1999, dated February 3, 2005, (SEC File No. 000-14656), (filed as Exhibit 10.13 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.12#	License Agreement dated as of July 24, 2000 with University of Michigan (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

Exhibit Number	Document Description
10.13	Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference) (SEC File No. 000-14656).

10.14#	Settlement Agreement by and between ChiRhoClin, Inc. and Repligen Corporation, and dated as of May 9, 2005 (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.15#	License Agreement by and between The Scripps Research Institute and Repligen Corporation dated April 6, 2007 (filed as Exhibit 10.18 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007 and incorporated herein by reference).

10.16#	Settlement Agreement and Releases dated September 10, 2007 by and among Repligen Corporation, Massachusetts Institute of Technology and ImClone Systems Incorporated (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.17#	Settlement and Release Agreement dated April 7, 2008 by and among Repligen Corporation, The Regents of the University of Michigan and Bristol-Myers Squibb Company (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).

23.1+	Consent of Ernst & Young LLP.

24.1+	Power of Attorney (included on signature page).

31.1+	Rule 13a-14(a)/15d-14(a) Certification.

31.2+	Rule 13a-14(a)/15d-14(a) Certification.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential treatment obtained as to certain portions.
*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

The exhibits listed above are not contained in the copy of the Annual Report on Form 10-K distributed to stockholders. Upon the request of any stockholder entitled to vote at the 2009 annual meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 41 Seyon Street, Waltham, MA 02453.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPLIGEN CORPORATION

By:	/s/ WALTER C. HERLIHY
Walter C. Herlihy
Chief Executive Officer and President
(Principal executive officer)

Date: June 11, 2009

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

Signature	Title	Date

/s/ ALEXANDER RICH Alexander Rich, M.D.	Chairman of the Board of Directors	June 11, 2009

/s/ WALTER HERLIHY Walter C. Herlihy, Ph.D.	President, Chief Executive Officer and Director (Principal executive officer)	June 11, 2009

/s/ WILLIAM J. KELLY William J. Kelly	Chief Financial Officer (Principal accounting and financial officer)	June 11, 2009

/s/ KAREN DAWES Karen Dawes	Director	June 11, 2009

/s/ ALFRED L. GOLDBERG Alfred L. Goldberg, Ph.D.	Director	June 11, 2009

/s/ EARL W. HENRY Earl W. Henry, M.D.	Director	June 11, 2009

/s/ THOMAS F. RYAN, JR. Thomas F. Ryan, Jr.	Director	June 11, 2009

EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

4.2	Rights Agreement, dated as of March 3, 2003, between Repligen Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to Repligen Corporation’s Current Report on Form 8-K filed March 4, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

10.1*	Consulting Agreement, dated November 1, 1981, between Dr. Alexander Rich and Repligen Corporation. (filed as Exhibit 10.2 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.2*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy (filed as Exhibit 10.3 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.3*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche (filed as Exhibit 10.4 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.4*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Daniel P. Witt (filed as Exhibit 10.5 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.5*	Employment Offer Letter dated February 29, 2008 by and between Repligen Corporation and William Kelly (filed as Exhibit 10.20 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2008 and incorporated herein by reference).

10.6*	Repligen Executive Incentive Compensation Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on form 8-K filed on December 14, 2005 and incorporated herein by reference).

10.7*	The Amended 1992 Repligen Corporation Stock Option Plan, as amended (filed as Exhibit 4.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

10.8*	The Second Amended and Restated 2001 Repligen Corporation Stock Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on September 18, 2008 and incorporated herein by reference).

10.8.1*	The Second Amended and Restated 2001 Repligen Corporation Stock Option Plan, Form of Incentive Stock Option Plan (filed as Exhibit 10.14 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.8.2*	The Amended and Restated 2001 Repligen Corporation Stock Plan, Form of Restricted Stock Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on January 9, 2006 and incorporated herein by reference).

Exhibit Number	Document Description
10.9	Common Stock Purchase Warrant dated April 6, 2007 (filed as Exhibit 4.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

10.10#	Manufacturing Transfer Agreement dated as of December 17, 1998 among the Company and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference) (SEC File No. 000-14656).

10.11#	Supply Agreement dated as of May 26, 1999 by and between Repligen Corporation and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

10.11.1#	Amendment No. 1 to Supply Agreement between Amersham Biosciences and Repligen Corporation dated May 26, 1999, dated February 3, 2005, (SEC File No. 000-14656), (filed as Exhibit 10.13 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.12#	License Agreement dated as of July 24, 2000 with University of Michigan (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

10.13	Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference) (SEC File No. 000-14656).

10.14#	Settlement Agreement by and between ChiRhoClin, Inc. and Repligen Corporation, and dated as of May 9, 2005 (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.15#	License Agreement by and between The Scripps Research Institute and Repligen Corporation dated April 6, 2007 (filed as Exhibit 10.18 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007 and incorporated herein by reference).

10.16#	Settlement Agreement and Releases dated September 10, 2007 by and among Repligen Corporation, Massachusetts Institute of Technology and ImClone Systems Incorporated (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.17#	Settlement and Release Agreement dated April 7, 2008 by and among Repligen Corporation, The Regents of the University of Michigan and Bristol-Myers Squibb Company (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).

23.1+	Consent of Ernst & Young LLP.

24.1+	Power of Attorney (included on signature page).

31.1+	Rule 13a-14(a)/15d-14(a) Certification.

31.2+	Rule 13a-14(a)/15d-14(a) Certification.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential treatment obtained as to certain portions.
*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Repligen Corporation:

We have audited the accompanying balance sheets of Repligen Corporation as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Repligen Corporation at March 31, 2009 and 2008, and the results of its operations, and its cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Repligen Corporation’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 11, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

June 11, 2009

REPLIGEN CORPORATION

BALANCE SHEETS

	March 31, 2009	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$5,041,410	$32,562,138
Marketable securities	43,817,915	17,221,653
Accounts receivable, less reserve of $10,000	540,779	823,541
Royalties receivable	2,036,800	302,260
Inventories	2,413,227	2,804,247
Prepaid expenses and other current assets	933,585	707,347

Total current assets	54,783,716	54,421,186
Property and equipment, at cost:
Leasehold improvements	3,845,247	3,333,098
Equipment	3,527,469	3,271,446
Furniture and fixtures	513,501	226,655

Total property and equipment	7,886,217	6,831,199
Less: accumulated depreciation	(4,216,430)	(3,417,941)

Property, plant and equipment, net	3,669,787	3,413,258
Long-term marketable securities	15,101,239	10,805,263
Restricted cash	200,000	200,000

Total assets	$73,754,742	$68,839,707

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,922,572	$2,721,909
Accrued liabilities	2,626,341	1,867,901

Total current liabilities	4,548,913	4,589,810
Long-term liabilities	82,398	143,043

Total liabilities	4,631,311	4,732,853
Commitments and contingencies (Notes 5, 10 and 11)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; issued and outstanding 30,741,707 shares at March 31, 2009 and 31,072,934 shares at March 31, 2008	307,417	310,729
Additional paid-in capital	182,673,275	184,372,945
Accumulated deficit	(113,857,261)	(120,576,820)

Total stockholders’ equity	69,123,431	64,106,854

Total liabilities and stockholders’ equity	$73,754,742	$68,839,707

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF OPERATIONS

	Years ended March 31,
	2009	2008	2007
Revenue:
Product revenue	$14,528,916	$18,587,376	$13,073,894
Royalty and other revenue	14,832,605	708,905	1,000,345

Total revenue	29,361,521	19,296,281	14,074,239

Operating expenses: (1)
Cost of product revenue	5,685,577	6,147,745	3,614,837
Cost of royalty and other revenue	1,091,297	12,500	—
Research and development	12,771,573	7,240,812	5,924,439
Selling, general and administrative	5,933,090	10,173,400	6,360,292
Net gain from litigation settlement	—	(40,170,000)	—

Total operating expenses	25,481,537	(16,595,543)	15,899,568

Income / (loss) from operations	3,879,984	35,891,824	(1,825,329)
Investment income	1,895,706	2,051,258	947,547
Interest expense	(2,963)	(9,097)	(11,481)

Income / (loss) before income taxes	5,772,727	37,933,985	(889,263)
Provision for income taxes	26,699	827,471	—

Net income (loss)	$5,746,028	$37,106,514	$(889,263)

Earnings (loss) per share:
Basic	$0.19	$1.20	$(0.03)

Diluted	$0.18	$1.18	$(0.03)

Weighted average shares outstanding:
Basic	30,957,957	30,834,491	30,379,350

Diluted	31,290,233	31,320,997	30,379,350

(1) Includes non-cash stock-based compensation as follows:

Cost of product revenue	$47,686	$28,134	$25,655
Research and development	172,872	106,870	228,597
Selling, general and administrative	602,687	389,383	582,280

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Stockholders’ Equity
	Number of Shares	Amount
Balance at March 31, 2006	30,377,635	303,776	181,985,274	(61,950)	(156,794,071)	25,433,029

Reclassification of deferred compensation			(61,950)	61,950		—
Share-based compensation expense			836,532			836,532
Repurchase and retirement of treasury stock	(10,000)	(100)	100			—
Exercise of stock options	110,000	1,100	156,900			158,000
Net loss					(889,263)	(889,263)

Balance, March 31, 2007	30,477,635	304,776	182,916,856	—	(157,683,334)	25,538,298

Share-based compensation expense			524,387			524,387
Issuance of common stock for license	87,464	875	299,125			300,000
Exercise of stock options	507,835	5,078	632,577			637,655
Net income					37,106,514	37,106,514

Balance, March 31, 2008	31,072,934	$310,729	$184,372,945	$—	$(120,576,820)	$64,106,854

Share-based compensation expense			823,245			823,245
Repurchase and retirement of treasury stock	(492,827)	(4,928)	(2,923,058)		973,530	(1,954,456)
Exercise of stock options	161,600	1,616	400,143			401,759
Net income					5,746,028	5,746,028

Balance, March 31, 2009	30,741,707	$307,417	$182,673,275	$—	$(113,857,261)	$69,123,431

See accompanying notes.

REPLIGEN CORPORATION

STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income:	$5,746,028	$37,106,514	$(889,263)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Issuance of common stock for license	—	300,000	—
Depreciation	1,077,347	824,626	539,032
Stock-based compensation expense	823,245	524,387	836,532
Loss on disposal of assets	6,123	9,559	—
Changes in assets and liabilities:
Accounts receivable	520,822	260,528	(532,419)
Royalties receivable	(1,972,600)	(242,635)	(17,550)
Inventories	391,020	(1,289,676)	(48,979)
Prepaid expenses and other current assets	(226,238)	(261,932)	106,827
Accounts payable	(799,337)	1,560,405	95,059
Accrued liabilities	801,379	(267,876)	346,419
Long-term liabilities	(60,645)	(57,299)	(30,176)

Net cash provided by operating activities	6,307,144	38,466,601	405,482

Cash flows from investing activities:
Purchases of marketable securities	(56,865,473)	(54,797,953)	(13,973,896)
Redemptions of marketable securities	25,973,235	41,671,877	17,075,000
Purchases of property and equipment	(1,339,999)	(1,102,585)	(1,326,529)

Net cash provided by (used in) investing activities	(32,232,237)	(14,228,661)	1,774,575

Cash flows from financing activities:
Exercise of stock options	401,759	637,655	158,000
Repurchase of common stock	(1,954,456)	—	—
Principal payments under capital lease obligation	(42,938)	(39,962)	(40,029)

Net cash provided by (used in) financing activities	(1,595,635)	597,693	117,971

Net increase (decrease) in cash and cash equivalents	(27,520,728)	24,835,633	2,298,028
Cash and cash equivalents, beginning of period	32,562,138	7,726,505	5,428,477

Cash and cash equivalents, end of period	$5,041,410	$32,562,138	$7,726,505

Supplemental disclosure of cash flow information:
Income taxes paid	$166	$800	$—

Non-cash tender of common stock to exercise stock options	$—	$564,003	$—

Reclassification of deferred compensation	$—	$—	$61,950

See accompanying notes.

REPLIGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Nature of Business

Repligen Corporation (“Repligen” or the “Company”) is a biopharmaceutical company focused on the development of novel therapeutics primarily for the treatment of diseases of the central nervous system. A number of drug development programs are currently being conducted to evaluate the Company’s drug candidates in diseases such as pancreatitis, bipolar disorder and neurodegeneration. In addition, Repligen sells a line of products based on Protein A for monoclonal antibody purification.

The Company’s business strategy is to fund the development of our proprietary therapeutic product candidates primarily through royalty payments received from Bristol-Myers Squibb Corporation (“Bristol”) based on their United States sales of Orencia® and the profits from the sales of our Protein A products which are used in the production of many therapeutic monoclonal antibodies.

The Company is subject to a number of risks typically associated with companies in the biotechnology industry. Principally those risks include the Company’s dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with the U.S. Food and Drug Administration and other governmental regulations and approval requirements, as well as the ability to grow the Company’s business and obtain adequate funding to finance this growth.

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

Revenue Recognition

The Company applies Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) to its revenue arrangements.

The Company generates product revenues from the sale of Protein A products to customers in the pharmaceutical and process chromatography industries and from the sale of SecreFlo® to hospital-based gastroenterologists. In accordance with SAB No. 104, the Company recognizes revenue related to product sales upon delivery of the product to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Determination of whether these criteria have been met is based on management’s judgment primarily regarding the fixed nature of the fee charged for product delivered and the collectibility of those fees.

At the time of sale, the Company also evaluates the need to accrue for warranty and sales returns. Supply agreements and related purchase orders identify the terms and conditions of each sale and the price of the goods ordered. Due to the nature of the sales arrangements, inventory produced for sale is tested for quality specifications prior to shipment. Since the product is manufactured to order and in compliance with required specifications prior to shipment, the likelihood of sales return, warranty or other issues is largely diminished. Sales returns and warranty issues are infrequent and have had nominal impact on the Company’s historical financial statements.

Research revenue is recognized when the expense has been incurred and services have been performed. Determination of which costs incurred qualify for reimbursement under the terms of the contractual agreement and the timing of when such costs were incurred involves the judgment of management. The Company believes its calculations are based upon the agreed-upon terms as stated in the contracts.

In fiscal 2009, the Company recognized approximately $564,000 of revenue from a sponsored research and development project under an agreement with the Muscular Dystrophy Association. The Company also recognized approximately $110,000 under an agreement with Comitato RUDI onlus—GoFAR (“GoFAR”) in fiscal 2009. During fiscal 2008 and 2007, the Company recognized approximately $365,000 and $825,000, respectively, under an agreement with the Stanley Medical Research Institute. Also in fiscal 2008, the Company recognized $100,000 under an agreement with the Friedreich’s Ataxia Research Alliance.

In April 2008, the Company settled the outstanding litigation with Bristol-Myers Squibb Company (“Bristol”). The Company has therefore begun recognizing royalty revenue in fiscal year 2009 for Bristol’s net sales in the United States of Orencia® which is used in the treatment of rheumatoid arthritis. Pursuant to the Bristol Settlement, the Company recognized $13,383,000 in Bristol royalties in fiscal year 2009, which included an initial $5,000,000 payment, $1,331,000 for sales of Orencia® from January 1, 2008 to March 31, 2008, and $7,052,000 for sales of Orencia® from April 1, 2008 to March 31, 2009. Bristol began selling Orencia® in February 2006. The initial $5,000,000 payment was considered payment for sales from February 2006 to December 31, 2007 and is consistent with the royalty rate applied to sales of Orencia® after December 31, 2007. This initial payment is non-refundable, there are no future delivery obligations on the part of the Company, and our rights to this revenue are not dependent on future sales of Orencia®, if any. Therefore, the Company has recognized this initial payment as royalty revenue upon receipt during fiscal 2009. Revenues earned from Orencia® royalties are recorded in the periods in which they are earned based on royalty reports sent by Bristol to the Company.

The Company also recognized royalty revenue from ChiRhoClin, Inc. of approximately $776,000, $244,000 and $175,000 in fiscal years 2009, 2008 and 2007, respectively, based on their sales of secretin. Revenues earned from ChiRhoClin royalties are recorded in the periods in which they are earned based on royalty reports sent by ChiRhoClin to the Company.

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

Cash Equivalents & Marketable Securities

The Company applies the standards established in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At March 31, 2009, the majority of our cash equivalents and marketable securities are classified as held-to-maturity investments as we have the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year.

At March 31, 2008, marketable securities also include investment grade auction rate securities, which provide higher yields than money market and other cash equivalent investments. Auction rate securities have long-term underlying maturities, but have interest rates that are reset every 90 days or less, at which time the securities can typically be purchased or sold. The Company does not intend to hold these securities to maturity, but rather to use the securities to provide liquidity as necessary. Auction rate securities are classified as available-for-sale and reported at fair value. Due to the reset feature and their carrying value equaling their fair value, there are no unrealized gains or losses from these short-term investments. Subsequent to March 31, 2008, the Company successfully sold all auction rate securities without incurring a loss.

Cash and cash equivalents and marketable securities consist of the following at March 31, 2009 and 2008:

			Unrealized Gain (Loss)
	As of March 31,		As of March 31,
Type of Security	2009	2008	2009	2008
Cash and cash equivalents	$5,041,410	$32,562,138	$—	$—

Marketable securities:
Auction rate securities	—	900,000	—	—
U.S. Government and agency securities	20,871,059	—	112,103	—
Corporate and other debt securities	22,946,856	16,321,653	(4,172)	106,137

	43,817,915	17,221,653	107,931	106,137

Long-term marketable securities:
U.S. Government and agency securities	5,032,385	—	21,835	—
Corporate and other debt securities	10,068,854	10,805,263	36,028	140,761

	15,101,239	10,805,263	57,863	140,761

Total	$63,960,564	$60,589,054	$165,794	$246,898

The average remaining maturity of marketable securities at March 31, 2009 is approximately 8.28 months.

Fair Value of Financial Instruments

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115” (“SFAS 159”), which allows an entity to choose to measure certain assets and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 was effective for the Company beginning April 1, 2008. The adoption of SFAS 159 did not have a material impact on our condensed consolidated statement of financial position, results of operations or cash flows. We did not elect to remeasure any existing financial assets or liabilities under the provisions of SFAS 159.

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

The Company’s adoption of SFAS No. 157 for the financial assets and liabilities in the first quarter of fiscal 2009 did not have a material impact on our financial position or results of operations. The Company’s nonfinancial assets and liabilities that meet the deferral criteria set forth in FSP No. 157-2 include property, plant and equipment. The Company does not expect that the adoption of SFAS No. 157 for these nonfinancial assets and liabilities will have a material impact on our financial position or results of operations.

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

Level 1	—	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access

Level 2	—	Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly

Level 3	—	Valuations based on inputs that are unobservable and significant to the overall fair value measurement

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of March 31, 2009
Assets:
Money market funds	$6,301,211			$6,301,211

For the year ended March 31, 2009, there were no remeasurements to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis.

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. The Company’s cash equivalents and marketable securities are invested in financial instruments with high credit ratings and by policy limits the amount of its credit exposure to any one issue, issuer, (with the exception of U.S. treasury obligations) and type of instrument. At March 31, 2009, the Company has no investments such as those associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. The Company maintains reserves for the potential write-off of accounts receivable. To date, the Company has not written off any significant accounts. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Years Ended March 31,
	2009	2008	2007
Orencia® Royalties from Bristol	46%	—	—
Protein A Customer A	36%	61%	49%
Protein A Customer B	4%	14%	23%

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable and royalties receivable balances are as follows:

	As of March 31,
	2009	2008
Orencia® Royalties from Bristol	70%	—
Protein A Customer A	4%	20%
Protein A Customer B	12%	24%

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories at March 31, 2009 and 2008 consist of the following:

	As of March 31,
Classification	2009	2008
Raw Materials	$1,400,408	$1,676,402
Work-in-process	791,465	676,769
Finished products	221,354	451,076

Total	$2,413,227	$2,804,247

Accrued Liabilities

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. These principles require that the Company estimate accrued liabilities. This process involves identifying services which have been performed on the company’s behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date. Examples of estimated accrued expenses include: 1) Fees paid to contract manufacturers in conjunction with the production of clinical materials. These expenses are normally determined through a contract or purchase order issued by the Company; 2) Service fees paid to organizations for their performance in conducting clinical trials. These expenses are determined by contracts in place for those services and communications with project managers on costs which have been incurred as of each reporting date; 3) Professional and consulting fees incurred with law firms, audit and accounting service providers and other third party consultants. These expenses are determined by either requesting those service providers to estimate unbilled services at each reporting date for services incurred, or tracking costs incurred by service providers under fixed fee arrangements.

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

The Company recorded a charge to operations for depreciation of property and equipment in the amount of $1,077,347, $824,626, and $539,032 in fiscal 2009, 2008, and 2007, respectively. Depreciation includes the depreciation of assets recorded under capitalized lease agreements which aggregated $38,436, $42,762, and $41,850 in 2009, 2008, and 2007, respectively.

Earnings (Loss) Per Share

The Company applies the standards established in Statement of Financial Accounting Standard No. 128, “Presenting Earnings Per Share” (“SFAS No. 128”). Basic earnings (loss) per share for the years ended March 31, 2009, 2008 and 2007 were computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share were computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method in accordance with SFAS No. 128. Dilutive potential common shares include outstanding stock options.

Basic and diluted weighted average shares outstanding were as follows:

	Twelve Months Ended March 31,
	2009	2008	2007
Basic weighted average common shares outstanding	30,957,957	30,834,491	30,379,350
Dilutive effect of common stock options	332,276	486,506	—

Diluted weighted average common shares outstanding	31,290,233	31,320,997	30,379,350

Diluted weighted average shares outstanding for the year ended March 31, 2007 does not include 2,292,750 potential common shares for stock options because to do so would be anti-dilutive. Accordingly, for the year ended March 31, 2007, basic and diluted net loss per share is the same.

For the years ended March 31, 2009 and 2008, options to purchase 938,000 and 443,000 shares were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares.

Segment Reporting

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. The chief operating decision maker, or decision-making group, in making decisions regarding how to allocate resources and assess performance, identifies operating segments as components of an enterprise about which separate discrete financial information is available for evaluation. To date, the Company views its operations and manages its business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

The following table presents the Company’s total revenue by geographic area (based on the location of the customer):

	Year ended March 31,
	2009	2008	2007
Sweden	36%	61%	49%
US	59%	32%	47%
Other	4%	7%	4%

Total	100%	100%	100%

The following table presents the Company’s total revenue by product type:

	Year ended March 31
	2009	2008	2007
	(in thousands, except percentages)
Protein A	$14,361	$16,321	$11,127
SecreFlo®	168	2,266	1,947

Product revenue	$14,529	$18,587	$13,074
Royalty and other revenue	14,833	709	1,000

Total revenue	$29,362	$19,296	$14,074

For fiscal year 2009, royalty revenue from Bristol represented 46% of the Company’s total revenue while the largest Protein A customer accounted for 36% of total revenues. In fiscal 2008, the two largest Protein A customers accounted for 61% and 14% of total revenues. For fiscal 2007, the two largest Protein A customers accounted for 49% and 23% of total revenues.

All of the Company’s assets are located in the United States for fiscal years ended March 31, 2009, 2008 and 2007.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations “ (“SFAS 141(R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in financial statements, including capitalizing at the acquisition date the fair value of acquired in process research and development projects, and remeasuring and writing down these assets, if necessary, in subsequent periods during their development. The new standards will be applied prospectively for business combinations that occur for the Company on or after April 1, 2009, except that presentation and disclosure requirements of SFAS 160 regarding minority interests shall be applied retrospectively.

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

Stock Based Compensation

The Company applies the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95,” (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value.

For the fiscal years ended March 31, 2009, 2008 and 2007, the Company recorded stock-based compensation expense of approximately $823,000, $524,000 and $837,000, respectively, for stock options granted under the Amended and Restated 2001 Repligen Corporation Stock Plan.

The Company currently has the following stock-based employee compensation plans which are subject to the provisions of SFAS No. 123R: the 1992 Repligen Corporation Stock Option Plan, as amended, and the Second Amended and Restated 2001 Repligen Corporation Stock Plan (collectively, the “Plans”). The 1992

Repligen Corporation Stock Option Plan expired on September 14, 2001, though this had no impact on outstanding option grants. Options granted prior to the date of termination remain outstanding and may be exercised in accordance with their terms.

The Plans allow for the granting of incentive and nonqualified options and restricted stock and other equity awards to purchase shares of common stock. Historically, incentive options granted to employees under the Plans generally vested over a four to five-year period, with 20%-25% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At March 31, 2009, options to purchase 1,979,050 shares of common stock were outstanding under the Second Amended and Restated 2001 Repligen Corporation Plan and options to purchase 234,500 shares of common stock were outstanding under the 1992 Repligen Corporation Stock Option Plan. At March 31, 2009, 700,409 shares were available for future grant under the Second Amended and Restated 2001 Repligen Corporation Stock Plan.

The Company uses the Black-Scholes option pricing model to calculate the fair value on the grant date of stock-based compensation for stock options granted under the Plans. The fair value of stock options granted during the fiscal years ended March 31, 2009, 2008 and 2007 were calculated using the following estimated weighted-average assumptions:

Year ended
	March 31, 2009	March 31, 2008	March 31, 2007
Expected term (years)	6.5	6.5	6.5
Volatility	60.47%-64.07%	64.46%-76.85%	77.24%-91.86%
Risk-free interest rate	1.88%-3.705%	2.81%-4.97%	4.44%-5.07%
Expected dividend yield	—	—	—

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

Expected volatility—The expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of options granted. The Company determines the expected volatility based primarily upon the historical volatility of the Company’s common stock over a period commensurate with the option’s expected term, exclusive of any events not reasonably anticipated to recur over the option’s expected term.

Risk-free interest rate—The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

Expected dividend yield—The Company has never declared or paid any cash dividends on any of its capital stock and does not expect to do so in the foreseeable future. Accordingly, the Company uses an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

The Company recognizes compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by the amount of estimated forfeitures. Forfeitures represent only the unvested portion of a surrendered option. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Information regarding option activity for the year ended March 31, 2009 under the Plans is summarized below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at March 31, 2008	1,623	$3.85
Granted	801	5.14
Exercised	(162)	2.45
Forfeited/Cancelled	(48)	3.71

Options outstanding at March 31, 2009	2,214	$4.37	6.81	$2,054

Options exercisable at March 31, 2009	1,078	$4.06	4.64	$1,422

Vested and expected to vest at March 31, 2009 (1)	2,126	$4.34	6.78	$1,775

(1)	This represents the number of vested options as of March 31, 2009 plus the number of unvested options expected to vest as of March 31, 2009 based on the unvested outstanding options at March 31, 2009 adjusted for the estimated forfeiture rate of 8% for awards granted to non-director level employees and 3% for awards granted to director level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2009 of $4.79 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2009.

The weighted average grant date fair value of options granted during the fiscal year ended March 31, 2009 was $3.17. The total fair value of stock options that vested during the fiscal years ended March 31, 2009, 2008 and 2007 was approximately $655,000, $494,000 and $869,000, respectively. The total intrinsic value of options exercised during the years ended March 31, 2009, 2008 and 2007 was $418,366, $1,672,260 and $189,800, respectively, determined as of the date of exercise. The Company received $401,759, $637,655 and $158,000 from stock option exercises during the years ended March 31, 2009, 2008 and 2007, respectively.

As of March 31, 2009, there was $2,397,171 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.02 years. The Company expects approximately 1,048,000 shares of common stock subject to unvested outstanding options to vest over the next five years.

3.	Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”

Our tax provision of $26,699 for the year ended March 31, 2009 is comprised of a current provision for federal income taxes of $29,557 and a current benefit for state income taxes of ($2,858). For the year ended March 31, 2008, the tax provision of $827,471 is comprised of a current provision for federal income taxes of $736,805 and a current provision for state income taxes of $90,666. We did not record a federal or state tax provision for the year ended March 31, 2007 as we did not generate taxable income in that year.

At March 31, 2009, we had net operating loss carryforwards of approximately $58,696,000, business tax credits carryforwards of approximately $2,089,000, and other tax credits of approximately $833,000 available to reduce future federal income taxes, if any. Additionally, at March 31, 2009 we had business tax credits carryforwards of approximately $2,613,000 available to reduce future state income taxes, if any. In fiscal 2008, we utilized all available state net operating loss carryforwards. Federal net operating loss carryforwards of approximately $8,482,000 expired in fiscal 2007. The net operating loss and business tax credits carryforwards will continue to expire at various dates through March 2029. The net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

Our deferred tax assets consist of the following:

	As of March 31,
	2009	2008
Temporary timing differences	$4,716,000	$5,621,000
Net operating loss carryforwards	19,957,000	21,596,000
Tax business credits carryforwards	4,646,000	4,697,000

Total deferred tax assets	29,319,000	31,914,000
Valuation allowance	(29,319,000)	(31,914,000)

Net deferred tax asset	$—	$—

At March 31, 2009 and 2008, a full valuation allowance has been provided against the deferred tax assets, as it is uncertain if the Company will realize the benefits of such deferred tax assets.

The reconciliation of the federal statutory rate to the effective income tax rate for the years ended March 31, 2009, 2008 and 2007, respectively, is as follows:

	Years Ended March 31,
	2009		2008		2007
Income (loss) before income taxes	$5,772,727%		$37,933,985%		$(889,263)%

Expected tax (recovery) at statutory rate	1,962,727	34.0%	12,897,555	34.0%	(302,349)	34.0%
Adjustments due to:
State income & franchise taxes	287,822	5.0%	1,620,725	4.3%	(53,356)	6.0%
Utilization of loss carryforwards and business tax credits	(1,891,597)	(32.8)%	(13,987,955)	(36.9)%	—	—
Alternative minimum tax	96,540	1.7%	732,817	1.9%	—	—
Permanent differences	207,508	3.6%	191,459	0.5%	152,887	(17.2)%
Change in valuation allowance	(636,301)	(11.0)%	(627,130)	(1.6)%	202,818	(22.8)%

Provision for income taxes	$26,699	0.5%	$827,471	2.2%	$—	0.0%

The Company adopted the provisions of FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes , on April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of March 31, 2009 and 2008, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties have been recognized by the Company to date.

Fiscal years 2005 through 2009 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

4.	Stockholders’ Equity

Common Stock and Warrants

At March 31, 2009, the Company has reserved 2,913,959 shares of common stock pursuant to the Plans. As discussed in Note 11, on April 6, 2007, the Company issued warrants to an individual at Scripps to purchase up to 150,000 shares of common stock. The warrants have a 7-year term and are exercisable based on performance criteria as detailed in the warrant agreement. At this time, the Company does not believe that the performance criteria are probable of being achieved in the near future.

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

Lease Commitments

In 2001, the Company entered into a ten-year lease agreement for approximately 25,000 square feet of space located in Waltham, Massachusetts to be used for its corporate headquarters, manufacturing, research and development, and marketing and administrative operations. In connection with this lease agreement, we issued a letter of credit in the amount of $200,000 to the lessor. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is classified as restricted cash in the accompanying balance sheet as of March 31, 2009 and 2008. In 2007, the Company entered into a five-year lease agreement for approximately 2,500 square feet of space in Waltham, Massachusetts to provide for expanded manufacturing operations. Adjacent to this space, we entered into a two-year lease in 2008 for approximately 7,350 square feet of additional space to be used for expanded manufacturing and administrative operations.

In fiscal 2006, Repligen entered into a capital lease agreement to provide the Company with manufacturing equipment where we received approximately $171,000 in equipment financing over a five-year period. In fiscal 2005, the Company entered into two capital lease agreements to provide us with two pieces of office equipment where we received approximately $33,000 in equipment financing. The lease terms are three and five years beginning in June and October of 2004, respectively. Capital lease obligations are recorded in accrued liabilities and long-term liabilities in the Company’s balance sheets.

Obligations under non-cancelable operating leases, including the facility leases discussed above, and capital equipment leases as of March 31, 2009 are as follows:

Years Ending	Operating Leases	Capitalized Leases
March 31, 2010	$671,918	$43,306
March 31, 2011	563,322
March 31, 2012	408,782

Minimum lease payments	$1,644,022	$43,306

Less amount representing interest		(3,707)

Present value of future lease payments		39,599
Less current obligations under capitalized leases		(39,599)

Noncurrent obligations under capitalized leases		$—

Rent expense charged to operations under operating leases was approximately $631,000, $512,000 and $452,000 for the years ended March 31, 2009, 2008 and 2007, respectively. As of March 31, 2009, 2008 and 2007, the Company had a deferred rent liability of $100,600, $118,900 and $119,000, respectively related to the escalating rent provisions for our Waltham headquarters.

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

The Company has recorded research and development expenses associated with license agreements of approximately $326,000, $681,000, and $87,000 for fiscal years 2009, 2008 and 2007, respectively.

Purchase Orders, Supply Agreements and Other Contractual Obligations

In the normal course of business, the Company has entered into purchase orders and other agreement with manufacturers, distributors and others. Outstanding obligations at March 31, 2009 are approximately $4,391,000 where approximately $3,344,000 is expected to be completed within one year and the remaining amount to be substantially completed within two years.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at March 31, 2009 and 2008 consist of the following:

	As of March 31,
Description	2009	2008
Interest receivable	$354,416	$422,678
Prepaid taxes	182,830	—
Prepaid insurance	155,321	137,837
Clinical and research expenses	133,133	35,000
Equipment and services	93,725	108,832
Other	14,160	3,000

Total	$933,585	$707,347

7.	Accrued Liabilities

Accrued liabilities at March 31, 2009 and 2008 consist of the following:

	As of March 31,
Description	2009	2008
Employee compensation	$1,040,529	$621,982
Research & development	769,793	201,825
Royalty and license fees	269,850	87,806
Other current liabilities	216,538	217,162
Unearned revenue	125,000	59,965
Other accrued expenses	110,059	217,874
Professional fees	94,572	451,287

Total	$2,626,341	$1,857,901

In February 2004, the Company terminated its Licensing Agreement with ChiRhoClin, Inc. (“ChiRhoClin”). On May 9, 2005, Repligen entered into a Settlement Agreement with ChiRhoClin, in full settlement of the arbitration proceedings described below. Repligen determined that it was not required to pay approximately $1,170,000 of unremitted and accrued royalties to ChiRhoClin. Under the terms of the Settlement Agreement, Repligen also received a payment of $750,000 and was entitled to continue to market SecreFlo® under a royalty structure more favorable to Repligen than under the Licensing Agreement. ChiRhoClin was obligated to deliver a certain amount of SecreFlo® to Repligen and no further deliveries were made after fiscal 2008. The $750,000 payment was recorded as “Accrued Liabilities” at the time of settlement. The adoption of EITF 02-16 Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16) in fiscal 2006 resulted in the Company writing down this liability through a reduction of cost of goods sold as inventory purchased from ChiRhoClin was sold. The balance of this liability at March 31, 2008 was $10,650. As of March 31, 2009, as the final vials were sold during the year, there is no remaining liability associated with this transaction.

8.	Employee Benefit Plan

The Repligen Corporation 401(k) Savings and Retirement Plan (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to match a portion of the employees’ contributions up to a defined maximum. The match is calculated on a calendar year basis. The Company matched $85,278, $56,647, and $31,353 for the fiscal years ended March 31, 2009, 2008, and 2007 respectively. Forfeitures of previous participants partially funded contributions for fiscal year 2007.

9.	Related Party Transactions

The Company paid Dr. Alexander Rich, Chairman of the Board of Directors, $47,400, $43,200 and $43,200 in fiscal years 2009, 2008 and 2007, respectively, per a consulting agreement that automatically extended for successive one-year terms unless terminated by either party at least 90 days prior to the next anniversary date. Effective January 2009, this consulting agreement was terminated and Dr. Rich is now paid a monthly retainer similar to our other directors. Dr. Rich received no additional cash compensation for attendance at Board of Directors meetings or otherwise as director.

The Company paid Dr. Paul Schimmel, former Co-Chairman of the Board of Directors, $32,800 and $49,200 in fiscal years 2008 and 2007, respectively, pursuant to a consulting agreement. This agreement automatically extended for successive one-year terms unless terminated by either party at least 90 days prior to the next anniversary date. Dr. Schimmel retired from the Board of Directors as of the Company’s annual meeting in September 2007, and accordingly, the consulting agreement with Dr. Schimmel was terminated at that time. Dr. Schimmel received no additional cash compensation for attendance at Board of Directors meetings or otherwise as director.

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

The ImClone Settlement served as the basis for the Company and MIT to dismiss the lawsuit against ImClone and for the Company to grant ImClone a non-exclusive sublicense to the ‘281 patent and certain other intellectual property. There are no further obligations to the Company with respect to the sublicenses. The net gain on litigation settlement was recorded as a separate component of operating expenses in our statement of operations in fiscal 2008.

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

On April 7, 2008, Repligen and the University of Michigan entered into a settlement agreement (the “Bristol Settlement”) with Bristol relating to the lawsuit against Bristol for infringement of the ‘941 patent. Pursuant to the Bristol Settlement, Bristol made an initial payment of $5 million to Repligen. The settlement further provides for Bristol to pay royalties on the United States net sales of Orencia® for any clinical indication at a rate of 1.8% for the first $500 million of annual net sales, 2.0% for the next $500 million of annual net sales and 4% of annual net sales in excess of $1 billion for each year from January 1, 2008 until December 31, 2013. Pursuant to the Bristol Settlement agreement, the Company has recognized $13.4 million in royalty revenue in fiscal 2009, including a $5 million initial payment, $1.3 million for sales of Orencia® from January 1, 2008 through December 31, 2008, as well as $7.1 million for sales in fiscal year 2009 (see Note 2). The Bristol Settlement served as the basis for Repligen and the University of Michigan to dismiss the lawsuit against Bristol and for Repligen and the University of Michigan to grant to Bristol an exclusive license to the ‘941 patent and certain other intellectual property.

Repligen must also remit to the University of Michigan 15% of all royalty revenue received from Bristol, after first deducting certain legal and other costs incurred related to the settlement. The Company has incurred approximately $6.1 million in such legal costs, which when deducted from the $13.4 million in royalty revenue earned to date, results in a net amount due to the University of Michigan of $1.1 million. This operating expense has been included on our Statements of Operations under the line item “Cost of royalty and other revenue”.

11.	Scripps Agreements

License Agreement

On April 6, 2007 (“the Effective Date”), the Company entered into an exclusive worldwide commercial license agreement (“License Agreement”) with The Scripps Research Institute (“Scripps”). Pursuant to the License Agreement, we obtained a license to use, commercialize and sublicense certain patented technology and improvements thereon, owned or licensed by Scripps, relating to compounds which may have utility in treating Friedreich’s Ataxia, an inherited neurodegenerative disease. Research in tissues derived from patients, as well as, in mice, indicates that the licensed compounds increase production of the protein frataxin, which suggests potential utility of these compounds in slowing or stopping progression of the disease. There are currently no approved treatments for Friedreich’s ataxia.

Pursuant to the License Agreement, the Company agreed to pay Scripps an initial license fee of $300,000, certain royalty and sublicense fees and, in the event that we achieve specified developmental and commercial milestones, certain additional milestone payments. Total future milestone payments, were all milestones to be achieved, would be approximately $4.3 million. In addition, the Company issued Scripps and certain of its designees 87,464 shares of the Company’s common stock (the “Shares”) representing $300,000 as of the Effective Date. The Company recorded the initial license payment and the value of the shares issued as research and development costs in our statement of operations in fiscal 2008.

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

Furthermore, the Company issued warrants to an individual at Scripps to purchase up to 150,000 shares of common stock. The warrants have a 7-year term and are exercisable based on performance criteria as detailed in the warrant agreement. No expense has been recorded related to these warrants through fiscal 2009, as none of the performance criteria have been achieved. At this time, we do not believe that the performance criteria are probable of being achieved in the near future.

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

Research and Funding Agreement

On October 26, 2007, the Company entered into a research funding and option agreement (“Funding Agreement”) with Scripps to fund a research program for the research and development of compounds that may have utility in the treatment of Friedreich’s ataxia. Pursuant to the Funding Agreement, we are required to fund approximately $35,000 per quarter which is recorded as research and development expenses. In exchange for funding the research, Scripps will grant an exclusive option to the Company to acquire a sole, worldwide license, including the right to sublicense, manufacture and sell products, and services that result from the research program. There are no guaranties or warranties that products or services may result from the research program and we have ascribed no value to the license. The Funding Agreement expires or may be terminated (i) when all of the royalty obligations under the Funding Agreement expire; (ii) at any time by mutual written consent; (iii) by Scripps if the Company (a) fails to make payments under the Funding Agreement, (b) fails to achieve certain developmental and commercial objectives, (c) becomes insolvent, (d) is convicted of a felony relating the manufacture, use or sale of the licensed technology, or (e) defaults in its performance under the Funding Agreement; or (iv) by the Company upon 90 days written notice. This agreement terminates in September 2009.

The Funding Agreement was amended on February 3, 2009 to provide total additional funding of approximately $55,000, of which approximately $28,000 was paid in fiscal year 2009. The Company made payments to Scripps of approximately $133,000 and $105,000 for fiscal years 2009 and 2008, respectively, in connection with the Funding Agreement, as amended.

12.	Selected Quarterly Financial Data (Unaudited)

The following table contains statements of operations information for each quarter of fiscal 2009 and 2008. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Q4 FY09	Q3 FY09	Q2 FY09	Q1 FY09	Q4 FY08	Q3 FY08	Q2 FY08	Q1 FY08
	(in thousands, except per share amounts)
Revenue:
Product revenue	$2,558	$3,294	$2,984	$5,693	$3,137	$4,563	$5,156	$5,731
Royalty and other revenue	2,036	2,724	2,106	7,967	164	101	196	248

Total revenue	4,594	6,018	5,090	13,660	3,301	4,664	5,352	5,979

Operating expenses:
Cost of product revenue	1,342	1,287	1,211	1,846	1,304	1,730	1,412	1,714
Cost of royalty and other revenue	270	286	210	325	—	—	—	—
Research and development	4,645	3,579	2,463	2,084	2,357	1,592	1,154	2,138
Selling, general and administrative	1,552	1,404	1,530	1,447	3,504	2,341	2,186	2,142
Net gain from litigation settlement (1)	—	—	—	—	—	—	(40,170)	—

Total operating expenses	7,809	6,556	5,414	5,702	7,165	5,663	(35,418)	5,994

Income (loss) from operations	(3,215)	(538)	(324)	7,958	(3,864)	(999)	40,770	(15)
Investment income	375	473	515	533	668	759	366	257
Interest expense	(1)	(1)	1	(2)	(2)	(2)	(3)	(2)

Income (loss) before taxes	(2,841)	(66)	192	8,489	(3,198)	(242)	41,133	240
Income tax provision	148	84	(50)	(210)	—	—	(827)	—

Net income (loss)	$(2,693)	$18	$142	$8,279	$(3,198)	$(242)	$40,306	$240

Earning per share:
Basic	$(0.09)	$0.00	$0.00	$0.27	$(0.10)	$(0.01)	$1.31	$0.01

Diluted	$(0.09)	$0.00	$0.00	$0.26	$(0.10)	$(0.01)	$1.29	$0.01

Weighted average shares outstanding:
Basic	30,698	30,809	31,173	31,153	31,064	30,954	30,767	30,564

Diluted	30,962	31,025	31,556	31,585	31,064	30,954	31,224	31,127

(1)	Second quarter in fiscal 2008 includes a $40,170 net gain from litigation settlement (see Note 10).

13.	Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions	Reversal without Utilization	Balance at End of Period
Allowance for Doubtful Accounts:
2007	$10,000	—	—	$10,000
2008	$10,000	$5,000	$5,000	$10,000
2009	$10,000	—	—	$10,000