Form 10-Q
period 2009-12-31
REPLIGEN CORP
filed 2010-02-04
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 26, 2010.

Class	Number of Shares
Common Stock, par value $.01 per share	30,761,807

REPLIGEN CORPORATION

BALANCE SHEETS

(Unaudited)

	December 31, 2009	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$5,318,900	$5,041,410
Marketable securities	43,259,626	43,817,915
Accounts receivable, less reserve for doubtful accounts of $10,000	264,807	540,779
Royalties receivable	2,755,100	2,036,800
Inventories	2,103,471	2,413,227
Prepaid expenses and other current assets	1,620,066	933,585

Total current assets	55,321,970	54,783,716

Property, plant and equipment, at cost:
Leasehold improvements	3,855,616	3,845,247
Equipment	3,890,500	3,527,469
Furniture and fixtures	580,938	513,501

	8,327,054	7,886,217
Less: Accumulated depreciation	(5,209,249)	(4,216,430)

	3,117,805	3,669,787
Long-term marketable securities	12,867,734	15,101,239
Restricted cash	200,000	200,000

Total assets	$71,507,509	$73,754,742

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$826,789	$1,922,572
Accrued liabilities	3,110,652	2,626,341

Total current liabilities	3,937,441	4,548,913
Long-term liabilities	54,951	82,398

Total liabilities	3,992,392	4,631,311

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, issued and outstanding 30,761,807 shares at December 31, 2009 and 30,741,707 shares at March 31, 2009	307,618	307,417
Additional paid-in capital	183,499,382	182,673,275
Accumulated deficit	(116,291,883)	(113,857,261)

Total stockholders’ equity	67,515,117	69,123,431

Total liabilities and stockholders’ equity	$71,507,509	$73,754,742

The accompanying notes are an integral part of these financial statements.

REPLIGEN CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Revenue:
Product revenue	$2,865,377	$3,293,615	$8,079,546	$11,971,261
Royalty and other revenue	2,751,971	2,723,983	8,019,250	12,796,505

Total revenue	5,617,348	6,017,598	16,098,796	24,767,766
Operating expenses: (1)
Cost of product revenue	1,084,793	1,286,658	3,273,731	4,343,703
Cost of royalty and other revenue	343,031	285,941	1,001,833	821,552
Research and development	3,845,526	3,579,229	10,707,371	8,126,774
Selling, general and administrative	1,713,750	1,403,881	5,119,726	4,380,219

Total operating expenses	6,987,100	6,555,709	20,102,661	17,672,248

(Loss) income from operations	(1,369,752)	(538,111)	(4,003,865)	7,095,518
Investment income	186,668	473,069	736,450	1,520,890
Interest expense	(620)	(1,266)	(1,972)	(2,287)

(Loss) income before taxes	(1,183,704)	(66,308)	(3,269,387)	8,614,121
Income tax (benefit) provision	(834,766)	(84,690)	(834,766)	174,855

Net (loss) income	$(348,938)	$18,382	$(2,434,621)	$8,439,266

Earnings per share:
Basic	$(0.01)	$—	$(0.08)	$0.27

Diluted	$(0.01)	$—	$(0.08)	$0.27

Weighted average shares outstanding:
Basic	30,758,559	30,809,445	30,748,845	31,043,093

Diluted	30,758,559	31,024,685	30,748,845	31,395,551

(1) Includes non-cash stock-based compensation as follows:

Cost of product revenue	$8,357	$13,550	$32,462	$35,860
Research and development	61,496	48,837	159,307	125,803
Selling, general and administrative	230,751	163,406	580,547	422,966

The accompanying notes are an integral part of these financial statements.

REPLIGEN CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended December 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(2,434,621)	$8,439,266
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	992,819	782,566
Stock-based compensation expense	772,316	578,582
Loss on disposal of assets	—	890
Changes in assets and liabilities:
Accounts receivable	275,972	(640,697)
Royalties receivable	(718,300)	(2,114,000)
Inventories	309,756	282,335
Prepaid expenses and other current assets	(686,481)	(74,074)
Accounts payable	(1,095,783)	(1,068,238)
Accrued liabilities	526,716	271,617
Long-term liabilities	(27,447)	(56,085)

Net cash (used in) provided by operating activities	(2,085,053)	6,402,162

Cash flows from investing activities:
Purchases of marketable securities	(44,115,013)	(51,652,536)
Redemptions of marketable securities	46,906,807	30,157,826
Purchases of property, plant and equipment	(440,837)	(753,558)

Net cash provided by (used in) investing activities	2,350,957	(22,248,268)

Cash flows from financing activities:
Exercise of stock options	53,991	264,259
Repurchase of common stock	—	(1,954,455)
Principal payments under capital lease obligations	(42,405)	(37,993)

Net cash provided by (used in) financing activities	11,586	(1,728,189)

Net increase (decrease) in cash and cash equivalents	277,490	(17,574,295)
Cash and cash equivalents, beginning of period	5,041,410	32,562,138

Cash and cash equivalents, end of period	$5,318,900	$14,987,843

Supplemental disclosure of noncash activities:
Disposal of fully depreciated equipment	$—	$3,000

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

2. Revenue Recognition

The Company generates product revenues from the sale of bioprocessing products to customers in the pharmaceutical and process chromatography industries. The Company recognizes revenue related to product sales upon delivery of the product to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Determination of whether these criteria have been met are based on management’s judgments primarily regarding the fixed nature of the fee charged for product delivered, and the collectability of those fees. The Company has a few longstanding customers who comprise the majority of revenue and have excellent payment history and therefore the Company does not require collateral. The Company has had no significant write-offs of uncollectible invoices in the periods presented.

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

In April 2008, the Company settled its outstanding litigation with Bristol-Myers Squibb Company (“Bristol”) and began recognizing royalty revenue in fiscal year 2009 for Bristol’s net sales in the United States of Orencia® which is used in the treatment of rheumatoid arthritis. Pursuant to the Bristol settlement (as defined in Note 15), the Company recognized royalty revenue of approximately $2,287,000 and $1,906,000 for the three months ended December 31, 2009 and 2008, respectively. For the nine months ended December 31, 2009 and 2008, the Company recognized Bristol royalty revenue of approximately $6,678,000 and $11,584,000, respectively. The $11,584,000 recognized in fiscal 2009 included an initial $5.0 million royalty payment, $1.3 million in royalties for sales of Orencia® from January 1, 2008 to March 31, 2008, and $5.3 million in royalties for sales of Orencia® from April 1, 2008 to December 31, 2008. Revenue earned from Bristol royalties is recorded in the periods when it is earned based on royalty reports sent by Bristol to the Company. The Company has no continuing obligations to Bristol as a result of this settlement.

Additionally, for the three months ended December 31, 2009 and 2008, the Company earned and recognized approximately $465,000 and $254,000, respectively, in royalty revenue from ChiRhoClin for their sales of secretin. For the nine months ended December 31, 2009 and 2008, the Company earned and recognized ChiRhoClin royalties of approximately $1,009,000 and $539,000, respectively. Revenue earned from ChiRhoClin royalties is recorded in the periods when it is earned based on royalty reports sent by ChiRhoClin to the Company. As of December 31, 2009, ChiRhoClin has fulfilled its royalty obligations to the Company for its sales of secretin. The Company does not expect to recognize any further royalty revenue from ChiRhoClin.

For the three months ended December 31, 2008, the Company recognized approximately $564,000 of revenue from a sponsored research and development project under an agreement with the Muscular Dystrophy Association. No revenue from sponsored research and development projects was recognized in the three months ended December 31, 2009. For the nine months ended December 31, 2009 and 2008, the Company recognized approximately $332,000 and $674,000, respectively, under sponsored research and development projects.

REPLIGEN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

3. Earnings (Loss) Per Share

Basic earnings per share for the three and nine-month periods ended December 31, 2009 and 2008 were computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock and warrants.

Basic and diluted weighted average shares outstanding were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Weighted average common shares	30,758,559	30,809,445	30,748,845	31,043,093
Dilutive common stock options	—	215,240	—	352,458

Weighted average common shares, assuming dilution	30,758,559	31,024,685	30,748,845	31,395,551

For the three and nine-month periods ended December 31, 2008, respectively, 1,082,397 and 671,689 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

At December 31, 2009, there were outstanding options to purchase 2,335,650 shares of the Company’s common stock at a weighted average exercise price of $4.38 per share. All such outstanding options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

4. Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of share-based awards on the grant date.

For the three months ended December 31, 2009 and 2008, the Company recorded stock-based compensation expense of approximately $300,604 and $225,793, respectively, for stock options granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”). The Company recorded stock-based compensation expense of approximately $772,316 and $578,582 for the nine months ended December 31, 2009 and 2008, respectively, for stock options granted under the 2001 Plan.

The 2001 Plan allows for the granting of incentive and nonqualified options and restricted stock and other equity awards to purchase shares of common stock. Incentive options granted to employees under the 2001 Plan generally vest over a four to five-year period, with 20%-25% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the 2001 Plan generally vest over one year. Options granted under the 2001 Plan have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At December 31, 2009, options to purchase 2,335,650 shares were outstanding under the 2001 Plan and the 1992 Repligen Corporation Stock Option Plan (collectively with the 2001 Plan, the “Plans”). At December 31, 2009, 558,209 shares were available for future grant under the 2001 Plan.

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

REPLIGEN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Information regarding option activity for the nine months ended December 31, 2009 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at April 1, 2009	2,211,950	$4.37
Granted	233,500	$4.61
Exercised	(20,100)	$2.69
Forfeited/Cancelled	(89,700)	$5.17

Options outstanding at December 31, 2009	2,335,650	$4.38	6.42	$1,211,333
Options exercisable at December 31, 2009	1,295,650	$4.11	4.68	$1,017,265
Vested and expected to vest at December 31, 2009 (1)	2,242,603	$4.38	6.42	$1,166,468

(1)	This represents the number of vested options as of December 31, 2009 plus the number of unvested options expected to vest as of December 31, 2009 based on the unvested outstanding options at December 31, 2009 adjusted for the estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on December 31, 2009 of $4.11 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on December 31, 2009.

The weighted average grant date fair value of options granted during the nine months ended December 31, 2009 and 2008 was $2.74 and $3.46, respectively. The total fair value of stock options that vested during the nine months ended December 31, 2009 and 2008 was approximately $846,000 and $556,000, respectively.

As of December 31, 2009, there was approximately $2,363,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.19 years. The Company expects approximately 947,000 in unvested options to vest over the next five years.

5. Cash, Cash Equivalents and Marketable Securities

At December 31, 2009, the Company’s investments included money market funds as well as short-term and long-term marketable securities, which are classified as held-to-maturity investments as the Company has the positive intent and ability to hold to maturity. As a result, these investments are recorded at amortized cost. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are investment grade securities with maturities of greater than one year.

Cash, cash equivalents and marketable securities consist of the following:

	December 31, 2009	March 31, 2009
Cash and cash equivalents	$5,318,900	$5,041,410

Marketable securities:
U.S. Government and agency securities	27,495,974	20,871,059
Corporate and other debt securities	15,763,652	22,946,856

	$43,259,626	$43,817,915

Long-term marketable securities:
U.S. Government and agency securities	5,510,614	5,032,385
Corporate and other debt securities	7,357,120	10,068,854

	$12,867,734	$15,101,239

Total	$61,446,260	$63,960,564

The average remaining contractual maturity of marketable securities at December 31, 2009 is approximately 7.92 months.

Management reviewed the Company’s investments as of December 31, 2009 and concluded that there are no securities with other than temporary impairments in the investment portfolio. The Company does not intend to sell any investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases at maturity. There were no realized gains or losses on the investments for the periods ended December 31, 2009 and March 31, 2009.

REPLIGEN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Investments in held-to-maturity debt securities consist of the following at December 31, 2009:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$27,495,974	$37,363	$(6,674)	$27,526,663
Corporate and other debt securities	15,763,652	73,962	—	15,837,614

	43,259,626	111,325	(6,674)	43,364,277
Long-term marketable securities:
U.S. Government and agency securities	5,510,614	20,802	(14,526)	5,516,890
Corporate and other debt securities	7,357,120	65,054	—	7,422,175

	12,867,734	85,856	(14,526)	12,939,065

Total	$56,127,360	$197,181	$(21,200)	$56,303,342

All investments in held-to-maturity debt securities with gross unrealized losses have been in unrealized loss positions for less than 12 months.

Investments in held-to-maturity debt securities consisted of the following at March 31, 2009:

	March 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$20,871,059	$113,154	$(1,052)	$20,983,161
Corporate and other debt securities	22,946,856	77,916	(82,087)	22,942,685

	43,817,915	191,070	(83,139)	43,925,846

Long-term marketable securities:
U.S. Government and agency securities	5,032,385	21,835	—	5,054,220
Corporate and other debt securities	10,068,854	56,742	(20,715)	10,104,881

	15,101,239	78,577	(20,715)	15,159,101

Total	$58,919,154	$269,647	$(103,854)	$59,084,947

The contractual maturities of held-to-maturity debt securities at December 31, 2009 were as follows:

	Amortized Cost	Fair Value
Due in 1 year or less	$43,259,626	$43,364,277
Due in 1 to 2 years	12,867,734	12,939,065

	$56,127,360	$56,303,342

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

REPLIGEN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2009
Assets:
Money market funds	$5,066,053			$5,066,053

There were no remeasurements to fair value during the three months ended December 31, 2009 of financial assets and liabilities that are not measured at fair value on a recurring basis.

7. Inventories

Inventories relate to the Company’s bioprocessing business. The Company values inventory at cost or, if lower, fair market value using the first-in, first-out method. The Company reviews its inventories at least quarterly and records a provision for excess and obsolete inventory based on its estimates of expected sales volume, production capacity and expiration dates of raw materials, work-in process and finished products. Expected sales volumes are determined based on supply forecasts provided by key customers for the next three to twelve months. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of product revenue. Manufacturing of bioprocessing finished goods is done to order and tested for quality specifications prior to shipment.

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories consist of the following:

	December 31, 2009	March 31, 2009
Raw materials	$1,112,102	$1,400,408
Work in process	787,338	791,465
Finished goods	204,031	221,354

Total	$2,103,471	$2,413,227

REPLIGEN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Accrued liabilities consist of the following:

	December 31, 2009	March 31, 2009
Employee compensation	$961,186	$1,040,529
Royalty and license fees	399,750	269,850
Research and development	968,534	769,793
Professional fees	157,205	94,572
Other accrued expenses	100,263	110,059
Other current liabilities	96,352	216,538
Unearned revenue	427,362	125,000

	$3,110,652	$2,626,341

9. Income Taxes

For the three and nine-month periods ended December 31, 2009, the Company has recorded an income tax benefit of approximately $835,000 due to the “Worker, Homeownership, and Business Assistance Act of 2009” (the “Act”) that was enacted in November 2009. Among other things, the Act suspended the limitation on the use of net operating losses to offset alternative minimum tax liabilities. The Company paid a total of approximately $835,000 of alternative minimum taxes in the fiscal years ended March 31, 2009 and 2008 combined. The Company expects to receive a refund of $835,000 upon filing its tax return for the year ended March 31, 2010. This refundable tax amount is included in prepaid expenses and other current assets on the balance sheet. The effective tax rate for the nine months ended December 31, 2009 was approximately -25.53%.

For the three months ended December 31, 2008, the Company’s effective tax rate benefited from the recognition of approximately $40,000 in research and development tax credits. For the nine months ended December 31, 2008, the Company had income before taxes of approximately $8,614,000 and an income tax provision of approximately $175,000. The effective tax rate for the nine months ended December 31, 2008 was approximately 2.49%. The effective income tax rate was based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the statutory tax rate due to the utilization of prior year net operating losses and credits, offset by the effects of the alternative minimum tax on income derived during the fiscal year.

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

As of December 31, 2009, a full valuation allowance has been provided against the net operating losses, business tax credits and other deferred tax assets, as it is uncertain if the Company will realize the benefits of such deferred tax assets. As of December 31, 2009 and 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

10. Comprehensive Income/Loss

Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive income/loss is equal to the reported net income/loss for all periods presented.

REPLIGEN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages the business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Sweden	42%	42%	37%	38%
U.S.	55%	54%	56%	58%
Other	3%	4%	7%	4%

	100%	100%	100%	100%

Royalty revenue from Bristol represented 41% and 32% of the Company’s total revenue for the three months ended December 31, 2009 and 2008, respectively. For the nine months ended December 31, 2009 and 2008, royalty revenue from Bristol represented 41% and 47% of the Company’s total revenue, respectively.

The Company’s largest bioprocessing products customer accounted for 42% of total revenues for both three-month periods ended December 31, 2009 and 2008. For both nine-month periods ended December 31, 2009 and 2008, the Company’s largest bioprocessing products customer represented 37% of total revenues.

Bristol’s royalty represented 76% of accounts receivable at December 31, 2009 and 70% of accounts receivable as of March 31, 2009.

12. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-13, “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13”), which updated accounting principles and application guidance on whether multiple elements exist, how the arrangement should be separated, and how the consideration should be allocated. ASU 2009-13 is effective for the Company for revenue arrangements entered into or materially modified on or after April 1, 2011. The Company has not yet completed its evaluation of ASU 2009-13 and the impact, if any, that adoption will have on its results of operations, financial position or cash flows.

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

Pursuant to the License Agreement, the Company agreed to pay Scripps an initial license fee of $300,000, certain royalty and sublicense fees and, in the event that the Company achieves specified developmental and commercial milestones, certain additional milestone payments. Total future milestone payments, were all milestones achieved, would be approximately $4.3 million. In addition, the Company issued Scripps and certain of its designees 87,464 shares of the Company’s common stock which had a value of $300,000 on the date of issuance. The Company recorded the initial license payment and the value of the shares issued as research and development costs in the statements of operations in fiscal 2008.

In connection with the License Agreement, the Company issued warrants to an individual at Scripps to purchase up to 150,000 shares of common stock. The warrants have a 7-year term and are exercisable based on performance criteria as detailed in the warrant agreement. No expense has been recorded related to these warrants through December 31, 2009, as none of the performance criteria have been achieved. At this time, the Company does not believe that the performance criteria are probable of being achieved in the near future.

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

REPLIGEN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

14. FSMA Agreement

On October 22, 2009, the Company entered into an exclusive worldwide commercial license agreement (“License Agreement”) with Families of Spinal Muscular Atrophy (“FSMA”). Pursuant to the License Agreement, the Company obtained an exclusive license to develop and commercialize certain patented technology and improvements thereon, owned or licensed by FSMA, relating to compounds which may have utility in treating Spinal Muscular Atrophy (“SMA”). SMA is an inherited neurodegenerative disease in which a defect in the SMN1 (“survival motor neuron”) gene results in low levels of the protein SMN and leads to progressive damage to motor neurons, loss of muscle function and, in many patients, early death.

Pursuant to the License Agreement, the Company agreed to pay FSMA an initial license fee of $500,000 which has been recorded as research and development expense in the statements of operations for the three months ended December 31, 2009. If all milestones are achieved, total financial obligations under this agreement, including milestone payments, sublicense fees, and other charges, could total approximately $16,000,000. Given the uncertain nature of such a development program, the likelihood that products or services will result from the research program is not known at this time. The Company has therefore ascribed no value to the license or the related liability.

The License Agreement with FSMA expires or may be terminated (i) on the later of: (a) when all related patents have expired or been abandoned, or (b) 10 years following the first commercial sale of a licensed product; (ii) by FSMA if the Company (a) fails to make payments under the License Agreement, (b) fails to use commercially reasonable efforts towards development and commercial objectives, (c) fails to maintain the required insurance or becomes insolvent, or (d) defaults in its performance under the License Agreement; or (iii) by the Company upon 30 days written notice.

15. Legal Proceedings

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

REPLIGEN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Pursuant to the Bristol Settlement, the Company recognized royalty revenue of approximately $2,287,000 and $1,906,000 for the three months ended December 31, 2009 and 2008, respectively. For the nine months ended December 31, 2009 and 2008, the Company recognized Bristol royalty revenue of approximately $6,678,000 and $11,584,000, respectively. The $11,584,000 recognized in the nine months ended December 31, 2008 included an initial $5.0 million royalty payment, $1.3 million in royalties for sales of Orencia® from January 1, 2008 to March 31, 2008, and $5.3 million in royalties for sales of Orencia® from April 1, 2008 to December 31, 2008 (see Note 2).

Repligen must also remit to the University of Michigan 15% of all royalty revenue received from Bristol, after deducting certain legal and other costs incurred related to the Bristol Settlement. The Company incurred approximately $6.1 million in such legal costs. Royalty expense for the three and nine-month periods ended December 31, 2009 was approximately $343,000 and $1,002,000, respectively. For the three and nine-month periods ended December 31, 2008, the royalty expense was approximately $286,000 and $822,000, respectively. This operating expense has been included on the statements of operations under the line item “Cost of royalty and other revenue”.

16. Share Repurchase

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million of the Company’s common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. For the three months ended December 31, 2008, the Company repurchased 417,386 shares of common stock, for an aggregate purchase price of approximately $1,594,000. For the nine months ended December 31, 2008, the Company repurchased 492,827 shares of common stock, for an aggregate purchase price of approximately $1,954,000. No shares were repurchased for the three and nine-month periods ended December 31, 2009. As of December 31, 2009, there are 757,173 shares remaining under this authorization.

17. Subsequent Events

The Company has evaluated subsequent events through February 4, 2010, the date the financial statements were issued, and determined that there have been no subsequent events that would require recognition in the Financial Statements or disclosure in the Notes to Condensed Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a biopharmaceutical company focused on the development of novel therapeutics primarily for the treatment of diseases of the central nervous system. A number of drug development programs are currently being conducted to evaluate our drug candidates in diseases such as pancreatitis, bipolar disorder and neurodegeneration. We also have a bioprocessing business that both sells a line of products based on Protein A for monoclonal antibody purification and seeks to acquire additional products and technologies to complement our manufacturing and quality capabilities. In addition, we receive royalties from Bristol for their net sales in the United States of their product Orencia®. We seek to invest the profits from our current commercial products and royalty and other revenues, as well as using our existing financial resources, to advance the development of our therapeutic product candidates and bioprocessing business.

Critical Accounting Policies and Estimates

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2009. There have been no changes to our critical accounting policies since March 31, 2009.

Results of Operations

Three months ended December 31, 2009 vs. December 31, 2008

Total revenue

Total revenues for the three-month periods ended December 31, 2009 and 2008 were approximately $5,617,000 and $6,018,000 respectively, a decrease of $401,000 or 7%.

Sales of bioprocessing products for the three-month periods ended December 31, 2009 and 2008 were approximately $2,865,000 and $3,294,000, respectively. This decrease of $429,000, or 13%, was largely due to reduced demand from certain key customers. We sell various bioprocessing products at various price points. The mix of products sold varies and impacts the fluctuations in total product revenue and cost of product revenues from period to period.

Substantially all of our bioprocessing products are based on recombinant Protein A and are sold to customers who incorporate our manufactured products into their proprietary antibody purification systems to be sold directly to the pharmaceutical industry. Monoclonal antibodies are a well-established class of drug with applications in rheumatoid arthritis, asthma and a variety of cancers. Sales of our bioprocessing products are therefore impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

Pursuant to the Bristol Settlement, we recognized royalty revenue of approximately $2,287,000 and $1,906,000 for the three months ended December 31, 2009 and 2008, respectively. Additionally, for the three months ended December 31, 2009 and 2008, we earned and recognized approximately $465,000 and $254,000, respectively, in royalty revenue from ChiRhoClin for their sales of secretin. ChiRhoClin fulfilled its royalty obligations to us for their sales of secretin effective December 31, 2009 and, accordingly, we do not expect to recognize any further royalty revenue from ChiRhoClin.

During the three months ended December 31, 2008, we recognized approximately $564,000 of revenue from a sponsored research and development project under an agreement with the Muscular Dystrophy Association. No revenue from sponsored research and development projects was recognized in the three months ended December 31, 2009.

Costs and operating expenses

Total costs and operating expenses were approximately $6,987,000 and $6,556,000 for the three-month periods ended December 31, 2009 and 2008, respectively, an increase of $431,000 or 7%.

Cost of product revenue was approximately $1,085,000 and $1,287,000 for the three-month periods ended December 31, 2009 and 2008, respectively, a decrease of $202,000 or 16%. This decrease is primarily due to the decrease in bioprocessing product sales noted above and the timing of certain manufacturing expenditures as well as favorable manufacturing variances during the three-month period ended December 31, 2009.

Pursuant to the Bristol Settlement, we must remit 15% of royalty revenue received through the expiration of the settlement agreement in December 2013, after deducting certain allowable legal and other costs, to the University of Michigan. For the three-month periods ended December 31, 2009 and 2008, this cost of royalty revenue was approximately $343,000 and $286,000, respectively, an increase of $57,000 or 20%. This increase is directly related to the increase in Bristol royalty revenue noted above.

Research and development expenses were approximately $3,846,000 and $3,579,000 for the three-month periods ended December 31, 2009 and 2008, respectively, an increase of $267,000 or 7%. This increase is primarily due to approximately $510,000 in expenditures associated with our exclusive license agreement with FSMA including a $500,000 initial license fee, announced in October 2009, of compounds that may have utility in treating Spinal Muscular Atrophy as well as increased spending of approximately $176,000 in our Friedreich’s ataxia program as we continue our efforts to identify a clinical candidate and initiate a phase 1 trial during the next fiscal year. These increases were offset by decreased spending due to the timing of certain external expenditures associated with our ongoing phase 2b clinical trial for RG2417, evaluating the use of uridine to treat bi-polar depression as well as reduced spending related to our phase 3 clinical trial for RG1068, evaluating the use of human secretin in pancreatic imaging as we completed patient enrollment. Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given period of time.

Selling, general and administrative expenses were approximately $1,714,000 and $1,404,000 for the three-month periods ended December 31, 2009 and 2008, respectively, an increase of $310,000 or 22%. This increase is largely attributable to increased headcount and other costs as we expand our business development, marketing and other functions to support the business.

Investment income

Investment income was approximately $187,000 and $473,000 for the three-month periods ended December 31, 2009 and 2008, respectively. This decrease of $286,000, or 60%, is primarily due to lower interest rates resulting from overall economic conditions.

Income tax provision

For the three-month period ended December 31, 2009, we recorded an income tax benefit of approximately $835,000 due to the “Worker, Homeownership, and Business Assistance Act of 2009” (the “Act”) that was enacted in November 2009. Among other things, the Act suspended the limitation on the use of net operating losses to offset alternative minimum tax liabilities. The Company paid a total of approximately $835,000 of alternative minimum taxes in the fiscal years ended March 31, 2009 and 2008 combined. The Company expects to receive a refund of $835,000 upon filing its tax return for the year ended March 31, 2010. This refundable tax amount is included in prepaid expenses and other current assets on the balance sheet. The effective tax rate for the three months ended December 31, 2009 was approximately -70.52%.

For the three months ended December 31, 2008, we had an income tax benefit of approximately $85,000, due largely to the recognition of approximately $40,000 in research and development tax credits. The effective tax rate for the nine months ended December 31, 2008 was approximately 2.49%. The effective income tax rate was based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the statutory tax rate due to the utilization of prior year net operating losses and credits, offset by the effects of the alternative minimum tax on income derived during the fiscal year.

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

As of December 31, 2009, a full valuation allowance has been provided against the net operating losses, business tax credits and other deferred tax assets, as it is uncertain if we will realize the benefits of such deferred tax assets.

Nine months ended December 31, 2009 vs. December 31, 2008

Total revenue

Total revenues for the nine-month periods ended December 31, 2009 and 2008 were approximately $16,099,000 and $24,768,000 respectively, a decrease of $8,669,000 or 35%.

Sales of bioprocessing products for the nine-month periods ended December 31, 2009 and 2008 were approximately $8,080,000 and $11,803,000 respectively. This decrease of $3,723,000, or 32%, was largely the result of decreased demand from certain key customers. We sell various bioprocessing products at various price points. The mix of products sold varies and impacts the fluctuations in total product revenue and cost of product revenues from period to period.

Substantially all of our bioprocessing products are based on recombinant Protein A and are sold to customers who incorporate our manufactured products into their proprietary antibody purification systems to be sold directly to the pharmaceutical industry. Monoclonal antibodies are a well-established class of drug with applications in rheumatoid arthritis, asthma and a variety of cancers. Sales of our bioprocessing products are therefore impacted by the timing of large-scale production orders and on the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

Pursuant to the Bristol Settlement, we recognized royalty revenue of approximately $6,678,000 in the nine-month period ended December 31, 2009. For the nine months ended December 31, 2008, we recognized royalty revenue of approximately $11,584,000, of which $6,330,000 represented royalties for Bristol’s sales of Orencia® prior to our fiscal year 2009 that were recognized upon settlement of our litigation. Additionally, during the nine-month periods ended December 31, 2009 and 2008, we earned and recognized approximately $1,009,000 and $539,000, respectively, in royalty revenue from ChiRhoClin. ChiRhoClin fulfilled its royalty obligations to us for their sales of secretin effective December 31, 2009 and, accordingly, we do not expect to recognize any further royalty revenue from ChiRhoClin.

During the nine-month periods ended December 31, 2009 and 2008, we recognized approximately $332,000 and $674,000, respectively, of revenue from various sponsored research and development projects. Research revenue is recognized for costs plus fixed-fee contracts as costs are incurred.

As previously disclosed, we ceased sales of SecreFlo® in the prior year due to the expiration of our agreement with our sole supplier, ChiRhoClin. Sales of SecreFlo® for the nine months ended December 31, 2008 were $168,000.

Costs and operating expenses

Total operating expenses were approximately were approximately $20,103,000 and $17,672,000 for the nine-month periods ended December 31, 2009 and 2008, respectively, an increase of $2,431,000 or 14%.

Cost of product revenue was approximately $3,274,000 and $4,344,000 for the nine-month periods ended December 31, 2009 and 2008, respectively, a decrease of $1,070,000 or 25%. This decrease is primarily due to the decrease in bioprocessing product sales noted above, offset by increased depreciation and occupancy expenses related to expansion of our manufacturing capacity and investments in product quality.

In connection with the Bristol Settlement, we must remit 15% of royalty revenue received through the expiration of the settlement agreement in December 2013, after deducting certain allowable legal and other costs, to the University of Michigan. Total cost of royalty revenue was approximately $1,002,000 and $822,000 for the nine-month periods ended December 31, 2009 and 2008, respectively.

Research and development expenses were approximately $10,707,000 and $8,127,000 for the nine-month periods ended December 31, 2009 and 2008, respectively, an increase of $2,580,000 or 32%. This increase is primarily due to approximately $510,000 in expenditures associated with our exclusive license agreement with FSMA including a $500,000 initial license fee, announced in October 2009, of compounds that may have utility in treating Spinal Muscular Atrophy, as well as increased spending of approximately $955,000 in our Friedreich’s ataxia program as we continue our efforts to identify a clinical candidate and initiate a phase 1 trial during the next fiscal year, $548,000 in incremental spending associated with our phase 2b clinical trial for RG2417, and $88,000 in spending associated with our phase 3 clinical trial for RG1068. Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given period of time.

Selling, general and administrative expenses were approximately $5,120,000 and $4,380,000 for the nine-month periods ended December 31, 2009 and 2008, respectively, an increase of $740,000 or 17%. This increase is largely attributable to increased headcount and other costs as we expand our business development, marketing and other functions to support the business.

Investment income

Investment income was approximately $736,000 and $1,521,000 for the nine-month periods ended December 31, 2009 and 2008, respectively. This decrease of $785,000, or 52%, is primarily due to lower interest rates resulting from overall economic conditions.

Income tax provision

For the nine-month period ended December 31, 2009, we recorded an income tax benefit of approximately $835,000 due to the “Worker, Homeownership, and Business Assistance Act of 2009” (the “Act”) that was enacted in November 2009. Among other things, the Act suspended the limitation on the use of net operating losses to offset alternative minimum tax liabilities. The Company paid a total of approximately $835,000 of alternative minimum taxes in the fiscal years ended March 31, 2009 and 2008 combined. The Company expects to receive a refund of $835,000 upon filing its tax return for the year ended March 31, 2010. This refundable tax amount is included in prepaid expenses and other current assets on the balance sheet. The effective tax rate for the nine months ended December 31, 2009 was approximately -25.53%.

For the nine-month period ended December 31, 2008, we generated income before taxes of approximately $8,614,000 and had an income tax provision of $175,000, for an effective tax rate of 2.49%. The tax provision benefited from the recognition of approximately $40,000 in research and development tax credits. The effective tax rate differs from the statutory tax rate due to the continued utilization of prior year net operating losses and credits, offset by the effects of the alternative minimum tax (“AMT”) on income derived during the fiscal year.

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

As of December 31, 2009, a full valuation allowance has been provided against the net operating losses, business tax credits and other deferred tax assets, as it is uncertain if we will realize the benefits of such deferred tax assets.

Liquidity and capital resources

We have financed our operations primarily through sales of equity securities, revenues derived from product sales, and research grants, as well as proceeds and royalties from litigation settlements. Our revenue for the foreseeable future will be limited to our bioprocessing product revenue, royalties from Bristol, and research and development grants. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates will generate revenue and cash flows. Total cash, cash equivalents and marketable securities at December 31, 2009 were approximately $61,446,000, a decrease of $2,515,000 from $63,961,000 at March 31, 2009.

Operating activities

Our operating activities consumed cash of approximately $2,085,000 for the nine months ended December 31, 2009. Cash used in operating activities is attributable to a net loss of $2,435,000, a $1,096,000 decrease in accounts payable, a $718,000 increase in royalties receivable, and a $686,000 increase in prepaid expenses and other current assets, offset by a $527,000 increase in accrued liabilities, a $276,000 decrease in accounts receivable, a $310,000 decrease in inventories, and certain non-cash expenses such as $993,000 for depreciation and $772,000 in stock-based compensation expense.

Investing activities

Our investing activities provided approximately $2,351,000 for the nine-month period ended December 31, 2009 as we had $2,792,000 in net redemptions of marketable securities. In addition, we invested approximately $441,000 in equipment purchases and improvements to our facility.

Financing activities

For the nine-month period ended December 31, 2009, stock option exercises provided cash proceeds of approximately $54,000, offset by principal payments under capital lease obligations of approximately $42,000.

We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines.

Working capital increased to approximately $51,385,000 at December 31, 2009 from $50,235,000 at March 31, 2009 due to the various changes noted above.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2009.

Commitments

As of December 31, 2009, we had the following fixed obligations and commitments:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$1,176	$605	$560	$11	$—
Purchase obligations (1)	719	719	—	—	—
Contractual obligations (2)	1,705	1,205	500	—	—

Total	$3,600	$2,529	$1,060	$11	$—

(1)	Represents purchase orders for the procurement of raw material for manufacturing as well as clinical materials and other expenditures to support our ongoing trials.
(2)	Includes payments for license, supply and consulting agreements.

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate $372,000 decrease in the fair value of our investments as of December 31, 2009. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

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

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. The Company did not repurchase any securities under this program for the nine months ended December 31, 2009. Since June 2008, the Company has repurchased 492,827 shares of common stock, for an aggregate purchase price of approximately $1,954,000, leaving 757,173 shares available for repurchase under this program.

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

REPLIGEN CORPORATION

Date: February 4, 2010	BY:	/S/ WALTER C. HERLIHY
Walter C. Herlihy
Chief Executive Officer and President
(Principal executive officer)
Repligen Corporation

Date: February 4, 2010	BY:	/S/ WILLIAM J. KELLY
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