Form 10-Q
period 2010-06-30
REPLIGEN CORP
filed 2010-08-05
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2010.

Class	Number of Shares
Common Stock, par value $.01 per share	30,773,907

REPLIGEN CORPORATION

BALANCE SHEETS

(Unaudited)

	June 30, 2010	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$8,332,988	$12,526,040
Marketable securities	46,801,238	40,608,710
Accounts receivable, less reserve for doubtful accounts of $10,000	1,538,244	570,038
Royalties receivable	2,478,000	2,296,000
Inventories	2,218,677	2,201,140
Prepaid expenses and other current assets	1,298,716	1,479,107

Total current assets	62,667,863	59,681,035

Property, plant and equipment, at cost:
Leasehold improvements	3,862,016	3,855,616
Equipment	4,217,722	4,176,281
Furniture and fixtures	583,594	567,480

Total property, plant and equipment, at cost	8,663,332	8,599,377
Less: Accumulated depreciation	(5,823,687)	(5,466,354)

Property, plant and equipment, net	2,839,645	3,133,023
Long-term marketable securities	3,503,663	6,011,697
Intangible assets, net	1,355,520	1,400,208
Goodwill	994,000	994,000
Restricted cash	200,000	200,000

Total assets	$71,560,691	$71,419,963

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$720,466	$991,005
Accrued liabilities	2,828,864	3,666,135

Total current liabilities	3,549,330	4,657,140
Long-term liabilities	623,298	642,447

Total liabilities	4,172,628	5,299,587

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, issued and outstanding 30,773,907 shares at June 30, 2010 and 30,761,807 shares at March 31, 2010	307,739	307,618
Additional paid-in capital	184,013,376	183,733,863
Accumulated deficit	(116,933,052)	(117,921,105)

Total stockholders’ equity	67,388,063	66,120,376

Total liabilities and stockholders’ equity	$71,560,691	$71,419,963

The accompanying notes are an integral part of these financial statements.

REPLIGEN CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,
	2010	2009
Revenue:
Product revenue	$4,268,812	$2,472,590
Royalty and other revenue	2,741,060	2,588,263

Total revenue	7,009,872	5,060,853
Operating expenses: (1)
Cost of product revenue	1,265,750	1,270,474
Cost of royalty and other revenue	371,741	317,745
Research and development	2,695,048	3,383,000
Selling, general and administrative	1,788,238	1,517,357

Total operating expenses	6,120,777	6,488,576

Income (loss) from operations	889,095	(1,427,723)
Investment income	98,958	322,419
Interest expense	—	(676)

Income (loss) before taxes	988,053	(1,105,980)
Income tax provision	—	—

Net income (loss)	$988,053	$(1,105,980)

Earnings per share:
Basic	$0.03	$(0.04)

Diluted	$0.03	$(0.04)

Weighted average shares outstanding:
Basic	30,767,585	30,742,212

Diluted	30,926,096	30,742,212

(1) Includes non-cash stock-based compensation as follows:
Cost of product revenue	$15,122	$13,373
Research and development	60,821	49,458
Selling, general and administrative	186,940	174,124

The accompanying notes are an integral part of these financial statements.

REPLIGEN CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$988,053	$(1,105,980)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	402,021	322,718
Stock-based compensation expense	262,882	236,955
Changes in assets and liabilities:
Accounts receivable	(968,206)	100,787
Royalties receivable	(182,000)	(344,500)
Inventories	(17,537)	233,309
Prepaid expenses and other current assets	180,391	121,137
Accounts payable	(270,539)	(917,425)
Accrued liabilities	(837,271)	(505,478)
Long-term liabilities	(19,149)	(9,149)

Net cash used in operating activities	(461,355)	(1,867,626)

Cash flows from investing activities:
Purchases of marketable securities	(17,934,494)	(14,488,104)
Redemptions of marketable securities	14,250,000	15,108,355
Purchases of property, plant and equipment	(63,955)	(125,430)

Net cash (used in) provided by investing activities	(3,748,449)	494,821

Cash flows from financing activities:
Exercise of stock options	16,752	3,756
Principal payments under capital lease obligations	—	(1,757)

Net cash provided by financing activities	16,752	1,999

Net decrease in cash and cash equivalents	(4,193,052)	(1,370,806)
Cash and cash equivalents, beginning of period	12,526,040	5,041,410

Cash and cash equivalents, end of period	$8,332,988	$3,670,604

The accompanying notes are an integral part of these financial statements.

REPLIGEN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The financial statements included herein have been prepared by Repligen Corporation (the “Company,” “Repligen” or “we”) in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for quarterly reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by U.S. GAAP. These financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Company’s annual report on Form 10-K for the year ended March 31, 2010.

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

In April 2008, the Company and the University of Michigan settled their joint litigation against Bristol-Myers Squibb Company (“Bristol”) and the Company began recognizing royalty revenue in fiscal year 2009 for Bristol’s net sales in the United States of Orencia® which is used in the treatment of rheumatoid arthritis. The settlement provides for Bristol to pay royalties on the United States net sales of Orencia® for any clinical indication at a rate of 1.8% for the first $500 million of annual net sales, 2.0% for the next $500 million of annual net sales and 4% of annual net sales in excess of $1 billion for each year from January 1, 2008 until December 31, 2013. Pursuant to the Bristol Settlement, the Company recognized royalty revenue of approximately $2,478,000 and $2,118,000 for the three months ended June 30, 2010 and 2009, respectively. Revenue earned from Bristol royalties is recorded in the period when it is earned based on royalty reports sent by Bristol to the Company. The Company has no continuing obligations to Bristol as a result of this settlement.

Repligen must remit to the University of Michigan 15% of all royalty revenue received from Bristol, after deducting certain legal and other costs incurred related to the Bristol Settlement. Royalty expense for the three months ended June 30, 2010 and 2009 was approximately $372,000 and $318,000, respectively. This operating expense has been included in the Company’s Statements of Operations under the line item “Cost of royalty and other revenue.”

Additionally, for the three months ended June 30, 2009, the Company earned and recognized approximately $263,000 in royalty revenue from ChiRhoClin for their sales of secretin. Revenue earned from ChiRhoClin royalties was recorded in the periods when it was earned based on royalty reports sent by ChiRhoClin to the Company. As of December 31, 2009, ChiRhoClin had fulfilled its royalty obligations to the Company for its sales of secretin. The Company does not expect to recognize any further royalty revenue from ChiRhoClin.

For the three months ended June 30, 2010 and 2009, the Company recognized approximately $263,000 and $207,000, respectively, of revenue from a sponsored research and development project under an agreement with the Muscular Dystrophy Association.

Research revenue is recognized when the expense has been incurred and services have been performed. Determination of which incurred costs qualify for reimbursement under the terms of the Company’s contractual agreements and the timing of when such costs were incurred involves the judgment of management. The Company’s calculations are based upon the agreed-upon terms as stated in the arrangements. However, should the estimated calculations change or be challenged by other parties to the agreements, research revenue may be adjusted in subsequent periods. The calculations have not historically changed or been challenged and the Company does not anticipate any subsequent change in its revenue related to sponsored research and development projects.

There have been no material changes to the Company’s initial estimates related to revenue recognition in any periods presented in the accompanying financial statements.

3.	Earnings (Loss) Per Share

Basic earnings (loss) per share for the three-month periods ended June 30, 2010 and 2009 were computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock and warrants.

Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended June 30,
	2010	2009
Weighted average common shares	30,767,585	30,742,212
Dilutive common stock options	158,511	—

Weighted average common shares, assuming dilution	30,926,096	30,742,212

For the three-month period ended June 30, 2010, 1,468,000 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

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

For the three months ended June 30, 2010 and 2009, the Company recorded stock-based compensation expense of approximately $263,000 and $237,000, respectively, for stock options granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”).

The 2001 Plan allows for the granting of incentive and nonqualified options and restricted stock and other equity awards to purchase shares of common stock. Incentive options granted to employees under the 2001 Plan generally vest over a four to five-year period, with 20%-25% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the 2001 Plan generally vest over one year. Options granted under the 2001 Plan have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At June 30, 2010, options to purchase 2,199,650 shares were outstanding under the 2001 Plan and the 1992 Repligen Corporation Stock Option Plan (collectively with the 2001 Plan, the “Plans”). At June 30, 2010, 682,109 shares were available for future grant under the 2001 Plan.

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

Information regarding option activity for the three months ended June 30, 2010 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at April 1, 2010	2,312,750	$4.38
Granted	7,000	3.19
Exercised	(7,100)	2.35
Forfeited/Cancelled	(113,000)	7.24

Options outstanding at June 30, 2010	2,199,650	$4.23	6.13	$422,908

Options exercisable at June 30, 2010	1,402,150	$3.90	4.91	$409,910

Vested and expected to vest at June 30, 2010 (1)	2,092,258	$4.21	6.03	$420,898

(1)	This represents the number of vested options as of June 30, 2010 plus the number of unvested options expected to vest as of June 30, 2010 based on the unvested outstanding options at June 30, 2010 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2010 of $3.21 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2010.

The weighted average grant date fair value of options granted during the three months ended June 30, 2010 and 2009 was $1.97 and $2.48, respectively. The total fair value of stock options that vested during the three months ended June 30, 2010 and 2009 was approximately $405,859 and $443,545, respectively.

As of June 30, 2010, there was approximately $1,667,802 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.97 years. The Company expects approximately 690,108 in unvested options to vest over the next five years.

5.	Cash, Cash Equivalents and Marketable Securities

At June 30, 2010, the Company’s investments included money market funds as well as short-term and long-term marketable securities, which are classified as held-to-maturity investments as the Company has the positive intent and ability to hold the investments to maturity. These investments are therefore recorded on an amortized cost basis. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are securities with maturities of greater than one year.

Cash, cash equivalents and marketable securities consist of the following:

	June 30, 2010	March 31, 2010
Cash and cash equivalents	$8,332,988	$12,526,040

Marketable securities:
U.S. Government and agency securities	20,737,344	23,009,237
Corporate and other debt securities	26,063,894	17,599,473

	$46,801,238	$40,608,710

Long-term marketable securities:
U.S. Government and agency securities	2,004,380	3,261,524
Corporate and other debt securities	1,499,283	2,750,173

	$3,503,663	$6,011,697

Total	$58,637,889	$59,146,447

The average remaining maturity of marketable securities at June 30, 2010 is approximately 5.3 months.

Management reviewed the Company’s investments as of June 30, 2010 and concluded that there are no securities with other than temporary impairments in the investment portfolio. The Company does not intend to sell any investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases at maturity. There were no realized gains or losses on the investments for the periods ended June 30, 2010 and March 31, 2010.

Investments in held-to-maturity debt securities consist of the following at June 30, 2010:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$20,737,344	$15,898	$(107)	$20,753,135
Corporate and other debt securities	26,063,894	66,818	(3,541)	26,127,171

	46,801,238	82,716	(3,648)	46,880,306
Long-term marketable securities:
U.S. Government and agency securities	2,004,380	13,750	—	2,018,130
Corporate and other debt securities	1,499,283	3,733	(46,676)	1,456,340

	3,503,663	17,483	(46,676)	3,474,470

Total	$50,304,901	$100,199	$(50,324)	$50,354,776

All investments in held-to-maturity debt securities with gross unrealized losses have been in unrealized loss positions for less than 12 months.

Investments in held-to-maturity debt securities consisted of the following at March 31, 2010:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$23,009,237	$25,883	$(1,748)	$23,033,372
Corporate and other debt securities	17,599,473	82,760	—	17,682,233

	40,608,710	108,643	(1,748)	40,715,605
Long-term marketable securities:
U.S. Government and agency securities	3,261,524	10,849	(8,546)	3,263,827
Corporate and other debt securities	2,750,173	28,105	—	2,778,278

	6,011,697	38,954	(8,546)	6,042,105

Total	$46,620,407	$147,597	$(10,294)	$46,757,710

The contractual maturities of held-to-maturity debt securities at June 30, 2010 were as follows:

	Amortized Cost	Fair Value
Due in 1 year or less	$46,801,238	$46,880,306
Due in 1 to 2 years	3,503,663	3,474,470

	$50,304,901	$50,354,776

6.	Fair Value Measurement

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

The Company has no other assets or liabilities for which fair value measurement is either required or has been elected to be applied, other than the liability for contingent consideration recorded in connection with the acquisition of BioFlash Partners, LLC (“BioFlash”). The contingent consideration is valued using management’s estimates of royalties to be paid to the former shareholders of BioFlash based on sales of the acquired assets. This valuation is a Level 3 valuation as the primary inputs are unobservable. The following table provides a roll forward of the fair value of the contingent consideration:

Balance at March 31, 2010	$560,000
Additions	—
Changes in Fair Value	—

Balance at June 30, 2010	$560,000

The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of June 30, 2010
Assets:
Money market funds	$4,451,665			$4,451,665

There were no remeasurements to fair value during the three months ended June 30, 2010 of financial assets and liabilities that are not measured at fair value on a recurring basis.

7.	Inventories

Inventories relate to the Company’s bioprocessing business. The Company values inventory at cost or, if lower, fair market value using the first-in, first-out method. The Company reviews its inventories at least quarterly and records a provision for excess and obsolete inventory based on its estimates of expected sales volume, production capacity and expiration dates of raw materials, work-in-process and finished products. Expected sales volumes are determined based on supply forecasts provided by key customers for the next three to twelve months. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of product revenue. Manufacturing of bioprocessing finished goods is done to order and tested for quality specifications prior to shipment.

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories consist of the following:

	June 30, 2010	March 31, 2010
Raw materials	$981,785	$1,067,823
Work-in-process	674,883	395,088
Finished goods	562,009	738,229

Total	$2,218,677	$2,201,140

8.	Accrued Liabilities

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

Accrued liabilities consist of the following:

	June 30, 2010	March 31, 2010
Employee compensation	$892,653	$1,285,172
Royalty and license fees	677,950	881,900
Research and development	600,383	787,267
Professional fees	87,802	216,086
Other accrued expenses	236,221	188,916
Unearned revenue	333,855	306,794

	$2,828,864	$3,666,135

9.	Income Taxes

For the three months ended June 30, 2010, the Company had income before taxes of approximately $988,000. The Company did not record a tax provision as the effective income tax rate was 0%. The effective income tax rate was based upon the estimated loss for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the statutory tax rate due to the utilization of prior year net operating losses and credits.

For the three months ended June 30, 2009, the Company did not record a tax provision as no taxable income was generated in the period.

The Company has net operating loss carryforwards of approximately $63,903,000 and business tax credits carryforwards of approximately $2,118,000 available to reduce future federal income taxes, if any. Additionally, the Company also has net operating loss carryforwards of approximately $3,061,000 and business tax credits carryforwards of approximately $5,615,000 available to reduce future state income taxes, if any. The net operating loss and business tax credits carryforwards will continue to expire at various dates through March 2030. The net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

As of June 30, 2010, a full valuation allowance has been provided against the net operating losses, business tax credits and other deferred tax assets, as it is uncertain if the Company will realize the benefits of such deferred tax assets.

10.	Comprehensive Income (Loss )

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

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three months ended June 30,
	2010	2009
Sweden	43%	28%
United States	44%	57%
United Kingdom	12%	4%
Other	1%	11%

	100%	100%

Royalty revenue from Bristol represented 35% and 42% of the Company’s total revenue for the three months ended June 30, 2010 and 2009, respectively. The Company’s largest bioprocessing products customer accounted for 43% and 28% of total revenues for the three months ended June 30, 2010 and 2009, respectively. The second largest bioprocessing products customer accounted for 13% and 5% of total revenues for the three months ended June 30, 2010 and 2009, respectively.

Bristol’s royalty payment comprised 62% and 75% of the Company’s accounts receivable at June 30, 2010 and 2009, respectively. The Company’s largest bioprocessing products customer accounted for 13% of accounts receivable as of June 30, 2010. The second largest bioprocessing products customer accounted for 22% and 8% of accounts receivable as of June 30, 2010 and 2009, respectively.

12.	Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Arrangements—a consensus of the FASB Emerging Issues Task Force“ (“ASU 2009-13”). This ASU establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. Specifically, the provisions of this update address how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of ASU-2009-13 to have a material impact on our results of operations, financial position or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force” (“ASU 2010-17”). This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a material impact on our results of operations, financial position or cash flows.

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

In connection with the License Agreement, the Company issued warrants to an individual at Scripps to purchase up to 150,000 shares of common stock. The warrants have a 7-year term and are exercisable based on performance criteria as detailed in the warrant agreement. No expense has been recorded related to these warrants through June 30, 2010, as none of the performance criteria have been achieved. At this time, the Company does not believe that the performance criteria are probable of being achieved in the near future.

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

15.	Goodwill, Other Intangible Assets and Acquisitions

Goodwill

There was no change in the carrying value of our goodwill during the three months ended June 30, 2010.

Other Intangible Assets

As of June 30, 2010	Gross Carrying Amount	Accumulated Amortization	Useful Life (in years)
Technology – developed	$760,000	$39,584	8
Patents	240,000	12,500	8
Customer relationships	430,000	22,396	8

	$1,430,000	$74,480

As of March 31, 2010	Gross Carrying Amount	Accumulated Amortization	Useful Life (in years)
Technology – developed	$760,000	$15,834	8
Patents	240,000	5,000	8
Customer relationships	430,000	8,958	8

	$1,430,000	$29,792

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

Amortization expense for amortized intangible assets was approximately $45,000 for the three months ended June 30, 2010. The Company expects to record amortization expense of approximately $179,000 in each of the next five years.

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

Critical Accounting Policies and Estimates

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2010. There have been no changes to our critical accounting policies since March 31, 2010.

Results of Operations

Three months ended June 30, 2010 vs. June 30, 2009

Total revenue

Total revenues for the three-month periods ended June 30, 2010 and 2009 were approximately $7,010,000 and $5,061,000, respectively, an increase of $1,949,000 or 39%.

Sales of bioprocessing products for the three months ended June 30, 2010 and 2009 were $4,269,000 and $2,473,000, respectively. This increase of $1,796,000, or 73%, was largely due to increased orders from our largest customer as they rebounded from relatively low levels of activity in the prior period. Substantially all of our bioprocessing products are based on recombinant Protein A and are sold to customers who incorporate our manufactured products into their proprietary antibody purification systems to be sold directly to the pharmaceutical industry. Monoclonal antibodies are a well-established class of drug with applications in rheumatoid arthritis, asthma and a variety of cancers. Sales of our bioprocessing products are therefore impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations in product revenue. We expect such quarterly fluctuations but do not necessarily believe they are always predictive of future revenue or otherwise indicate a trend.

Pursuant to the Bristol Settlement described in Note 2 above, we recognized royalty revenue of approximately $2,478,000 and $2,118,000 for the three months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2009, the Company also earned and recognized approximately $263,000 in royalty revenue from ChiRhoClin for their sales of secretin. ChiRhoClin fulfilled its royalty obligations to us for their sales of secretin in December 2009 and, accordingly, we do not expect to recognize any further royalty revenue from ChiRhoClin.

During the three-month periods ended June 30, 2010 and 2009, we recognized approximately $263,000 and $207,000, respectively, of research revenue from a sponsored research and development project under an agreement with the Muscular Dystrophy Association.

Costs and operating expenses

Total costs and operating expenses were approximately $6,121,000 and $6,489,000 for the three-month periods ended June 30, 2010 and 2009, respectively, a decrease of $368,000 or 6%.

Cost of product revenue was approximately $1,266,000 and $1,270,000 for the three-month periods ended June 30, 2010 and 2009, respectively, a decrease of $4,000 or 0%. While product revenue increased compared to the prior period, cost of product revenue actually decreased slightly. This decrease is primarily due to increased manufacturing efficiencies, lower headcount-related costs and lower overall spending compared to the prior year.

Pursuant to the Bristol Settlement, we must remit 15% of royalty revenue received through the expiration of the settlement agreement in December 2013, after deducting certain allowable legal and other costs, to the University of Michigan. For the three-month periods ended June 30, 2010 and 2009, the cost of royalty revenue was approximately $372,000 and $318,000, respectively.

Research and development expenses were approximately $2,695,000 and $3,383,000 for the three-month periods ended June 30, 2010 and 2009, respectively, a decrease of $688,000 or 20%. This decrease is largely due to a $833,000 decrease related to the phase 3 clinical trial for RG1068, evaluating the use of human secretin in pancreatic imaging, that ended in fiscal 2010, offset by a $250,000 milestone payment to Mclean Hospital pursuant to our license agreement regarding the use of uridine in the treatment of patients with bipolar disorder. Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given period of time. Many resources including personnel, supplies and equipment are shared by all the development programs. As a result, and due to the significant risks and uncertainties in drug development, we are not able to provide cumulative spending to date or predict total development costs for any particular program.

Selling, general and administrative expenses were approximately $1,788,000 and $1, 517,000 for the three-month periods ended June 30, 2010 and 2009, respectively, an increase of $271,000 or 18%. This increase is attributable to healthcare and other employee related expenses, increased business development and sales and marketing activities, amortization associated with the BioFlash acquisition, patent prosecution and other such costs.

Investment income

Investment income was approximately $99,000 and $322,000 for the three-month periods ended June 30, 2010 and 2009, respectively. This decrease of $223,000, or 69%, is primarily due to lower interest rates resulting from overall economic conditions.

Income tax provision

For the three months ended June 30, 2010, we had income before taxes of approximately $988,000. We did not record a tax provision as the effective income tax rate was 0%. The effective income tax rate was based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the statutory tax rate due to the utilization of prior year net operating losses and credits, offset by the effects of the alternative minimum tax on income derived during the fiscal year.

For the three months ended June 30, 2009, we did not record a tax provision as no taxable income was generated in the period.

Liquidity and capital resources

We have financed our operations primarily through sales of equity securities, revenues derived from product sales, and research grants, as well as proceeds and royalties from litigation settlements. Our revenue for the foreseeable future will be limited to our bioprocessing product revenue, royalties from Bristol, and research and development grants. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates will generate revenue and cash flows. Total cash, cash equivalents and marketable securities at June 30, 2010 were approximately $58,638,000, a decrease of $508,000 from $59,146,000 at March 31, 2010.

Operating activities

Our operating activities consumed cash of approximately $461,000 for the three-month period ended June 30, 2010. Cash used in operating activities is attributable to an increase in accounts receivable of $968,000, a decrease in accrued liabilities of $837,000, a decrease in accounts payable of $271,000, and an increase in royalties receivable of $182,000, offset by net income of $988,000, a decrease in prepaid expenses of $180,000 and certain non-cash expenses such as $402,000 for depreciation and $263,000 in stock-based compensation expense.

For the three months ended June 30, 2009, operating activities consumed cash of approximately $1,868,000. Cash used in operating activities was primarily due to a net loss of $1,106,000, a $917,000 decrease in accounts payable, a $505,000 decrease in accrued liabilities and a $345,000 increase in royalties receivable, offset by certain non-cash expenses such as $323,000 for depreciation and $237,000 in stock-based compensation expense.

Investing activities

Our investing activities consumed approximately $3,748,000 for the three-month period ended June 30, 2010 primarily due to the purchase of additional marketable securities.

Financing activities

Stock option exercises provided cash proceeds of approximately $17,000 for the three-month period ended June 30, 2010.

We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines.

Working capital increased by approximately $4,095,000 to $59,119,000 at June 30, 2010 from $55,024,000 at March 31, 2010 due to the various changes noted above.

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

Absent acquisitions of additional products, product candidates or intellectual property, we believe our current cash and investment balances are adequate to meet our needs for the foreseeable future. Our future capital requirements include, but are not limited to, continued investment in our research and development programs, capital expenditures primarily associated with purchases of equipment and facilities and continued investment in our intellectual property portfolio.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2010.

Commitments

As of June 30, 2010, we had the following fixed obligations and commitments:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$994	$688	$298	$8	$—
Purchase obligations (1)	3,483	3,036	447	—	—
Contractual obligations (2)	1,664	899	115	190	460

Total	$6,141	$4,623	$860	$198	$460

(1)	Represents purchase orders for the procurement of raw material for manufacturing as well as clinical materials to support our upcoming trials.

(2)	Includes payments for license, supply and consulting agreements.

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q, as well as oral statements that may be made by Repligen or by officers, directors or employees of Repligen acting on its behalf, that are not historical facts constitute “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management’s strategy, plans and objectives for future operations, clinical trials and results, milestone payments, tax payments and benefits, marketing plans, revenue potential of therapeutic product candidates, product research, intellectual property and development, manufacturing plans and performance, delays in manufacturing by us or our partners, timing of customer orders, the anticipated growth in our target markets, including, without limitation, the markets for pancreatic disease treatment, bipolar disorder, Friedreich’s ataxia and spinal muscular atrophy, as well as the monoclonal antibody market and the process chromatography industry and projected growth in product sales, costs of operations, sufficiency of funds to meet management objectives and availability of financing and effects of accounting pronouncements constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements, including, without limitation, risks associated with: the success of current and future collaborative relationships, the success of our clinical trials and our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited sales and marketing experience and capabilities, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, our ability to compete with larger, better financed pharmaceutical and biotechnology companies that may develop new approaches to the treatment of our targeted diseases, our history of losses and expectation of incurring continued losses, our ability to generate future revenues, our ability to raise additional capital to continue our drug development programs, our volatile stock price, and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate $223,000 decrease in the fair value of our investments as of June 30, 2010. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

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

For a discussion of risk factors, please see Item 1A in our Annual Report on Form 10-K for the year ended March 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. The Company did not repurchase any securities under this program for the three months ended June 30, 2010. Since June 2008, the Company has repurchased 492,827 shares of common stock, for an aggregate purchase price of approximately $1,954,000, leaving 757,173 shares available for repurchase under this program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference). (File No. 000-14656)

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). (File No. 000-14656)

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: August 5, 2010	By:	/s/ Walter C. Herlihy

Walter C. Herlihy
Chief Executive Officer and President
(Principal executive officer)
Repligen Corporation

Date: August 5, 2010	By:	/s/ William J. Kelly

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