Form 10-Q
period 2010-12-31
REPLIGEN CORP
filed 2011-02-09
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 28, 2011.

Class	Number of Shares
Common Stock, par value $.01 per share	30,787,307

REPLIGEN CORPORATION

BALANCE SHEETS

(Unaudited)

	December 31, 2010	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$9,794,509	$12,526,040
Marketable securities	41,326,230	40,608,710
Accounts receivable, less reserve for doubtful accounts of $10,000	1,171,179	570,038
Royalties receivable	2,746,600	2,296,000
Inventories	1,937,570	2,201,140
Prepaid expenses and other current assets	2,187,418	1,479,107

Total current assets	59,163,506	59,681,035

Property, plant and equipment, at cost:
Leasehold improvements	3,876,630	3,855,616
Equipment	4,448,804	4,176,281
Furniture and fixtures	591,925	567,480

Total property, plant and equipment, at cost	8,917,359	8,599,377
Less: Accumulated depreciation	(6,606,539)	(5,466,354)

Property, plant and equipment, net	2,310,820	3,133,023
Long-term marketable securities	9,164,317	6,011,697
Intangible assets, net	1,266,146	1,400,208
Goodwill	994,000	994,000
Restricted cash	200,000	200,000

Total assets	$73,098,789	$71,419,963

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$699,181	$991,005
Accrued liabilities	2,901,061	3,666,135

Total current liabilities	3,600,242	4,657,140
Long-term liabilities	617,000	642,447

Total liabilities	4,217,242	5,299,587

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 30,787,307 shares at December 31, 2010 and 30,761,807 shares at March 31, 2010 issued and outstanding	307,873	307,618
Additional paid-in capital	184,507,601	183,733,863
Accumulated deficit	(115,933,927)	(117,921,105)

Total stockholders’ equity	68,881,547	66,120,376

Total liabilities and stockholders’ equity	$73,098,789	$71,419,963

The accompanying notes are an integral part of these financial statements.

REPLIGEN CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Revenue:
Product revenue	$3,126,271	$2,865,377	$11,810,869	$8,079,546
Royalty and other revenue	3,941,518	2,751,971	9,573,770	8,019,250

Total revenue	7,067,789	5,617,348	21,384,639	16,098,796
Operating expenses: (1)
Cost of product revenue	1,449,359	1,084,793	4,186,670	3,273,731
Cost of royalty and other revenue	412,043	343,031	1,160,775	1,001,833
Research and development	2,930,221	3,845,526	8,744,548	10,707,371
Selling, general and administrative	1,979,361	1,713,750	5,580,215	5,119,726

Total operating expenses	6,770,984	6,987,100	19,672,208	20,102,661

Income (loss) from operations	296,805	(1,369,752)	1,712,431	(4,003,865)
Investment income	91,794	186,668	287,430	736,450
Interest expense	(12,683)	(620)	(12,683)	(1,972)

Income (loss) before income taxes	375,916	(1,183,704)	1,987,178	(3,269,387)
Income tax benefit	—	(834,766)	—	(834,766)

Net income (loss)	$375,916	$(348,938)	$1,987,178	$(2,434,621)

Earnings (loss) per share:
Basic	$0.01	$(0.01)	$0.06	$(0.08)

Diluted	$0.01	$(0.01)	$0.06	$(0.08)

Weighted average shares outstanding:
Basic	30,787,307	30,758,559	30,778,430	30,748,845

Diluted	31,004,935	30,758,559	30,949,264	30,748,845

(1) Includes non-cash stock-based compensation as follows:
Cost of product revenue	$11,146	$8,357	$38,514	$32,462
Research and development	51,074	61,496	163,822	159,307
Selling, general and administrative	181,003	230,751	545,900	580,547

The accompanying notes are an integral part of these financial statements.

REPLIGEN CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,987,178	$(2,434,621)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,274,247	992,819
Stock-based compensation expense	748,235	772,316
Changes in assets and liabilities:
Accounts receivable	(601,141)	275,972
Royalties receivable	(450,600)	(718,300)
Inventories	263,570	309,756
Prepaid expenses and other current assets	(708,311)	(686,481)
Accounts payable	(291,824)	(1,095,783)
Accrued liabilities	(408,224)	526,716
Long-term liabilities	(25,447)	(27,447)

Net cash provided by (used in) operating activities	1,787,683	(2,085,053)

Cash flows from investing activities:
Purchases of marketable securities	(58,095,140)	(44,115,013)
Redemptions of marketable securities	54,225,000	46,906,807
Acquisition of assets of BioFlash Partners, LLC	(300,000)	—
Purchases of property, plant and equipment	(317,982)	(440,837)

Net cash (used in) provided by investing activities	(4,488,122)	2,350,957

Cash flows from financing activities:
Exercise of stock options	25,758	53,991
Principal payments under capital lease obligations	(56,850)	(42,405)

Net cash (used in) provided by financing activities	(31,092)	11,586

Net (decrease) increase in cash and cash equivalents	(2,731,531)	277,490
Cash and cash equivalents, beginning of period	12,526,040	5,041,410

Cash and cash equivalents, end of period	$9,794,509	$5,318,900

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

In April 2008, the Company and the University of Michigan settled their joint litigation against Bristol-Myers Squibb Company (“Bristol”) and the Company began recognizing royalty revenue in fiscal year 2009 for Bristol’s net sales in the United States of Orencia® which is used in the treatment of rheumatoid arthritis. The settlement provides for Bristol to pay royalties on the United States net sales of Orencia® for any clinical indication at a rate of 1.8% for the first $500 million of annual net sales, 2.0% for the next $500 million of annual net sales and 4% of annual net sales in excess of $1 billion for each year from January 1, 2008 until December 31, 2013. Pursuant to the Bristol Settlement, the Company recognized royalty revenue of approximately $2,747,000 and $2,287,000 for the three months ended December 31, 2010 and 2009, respectively. For the nine months ended December 31, 2010 and 2009, the Company recognized Bristol royalty revenue of approximately $7,739,000 and $6,678,000, respectively. Revenue earned from Bristol royalties is recorded in the period when it is earned based on royalty reports sent by Bristol to the Company. The Company has no continuing obligations to Bristol as a result of this settlement.

Repligen must remit to the University of Michigan 15% of all royalty revenue received from Bristol. Royalty expense for the three months ended December 31, 2010 and 2009 was approximately $412,000 and $343,000, respectively. For the nine months ended December 31, 2010 and 2009, the Company incurred royalty expense of approximately $1,161,000 and $1,002,000, respectively. This operating expense has been included in the Company’s Statements of Operations under the line item “Cost of royalty and other revenue.”

Additionally, for the three and nine-month periods ended December 31, 2009, the Company earned and recognized approximately $465,000 and $1,009,000, respectively, in royalty revenue from ChiRhoClin for their sales of secretin. Revenue earned from ChiRhoClin royalties was recorded in the periods when it was earned based on royalty reports sent by ChiRhoClin to the Company. As of December 31, 2009, ChiRhoClin had fulfilled its royalty obligations to the Company for its sales of secretin. The Company does not expect to recognize any further royalty revenue from ChiRhoClin.

For the three months ended December 31, 2010, the Company recognized approximately $461,000 of revenue from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, Go Friedreich’s Ataxia Research (GoFar), and the Friedreich’s Ataxia Research Alliance. For the three months ended December 31, 2010, the Company also recognized approximately $733,000 in one-time grants under the Qualifying Therapeutic Discovery Project Program which was created in March 2010 as part of the Patient Protection and Affordability Care Act. This grant revenue has been included in the Company’s Statements of Operations under the line item “Royalty and other revenue.” No revenue from sponsored research and development projects was recognized in the three months ended December 31, 2009. For the nine months ended December 31, 2010 and 2009, the Company recognized approximately $1,835,000 and $332,000, respectively, under sponsored research and development projects.

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

The Company recognizes milestone payments that meet the definition of a milestone in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2010-17 as revenue upon achievement of the milestone when (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone and (4) the milestone is at risk for both parties. If any of these conditions is not met, the Company defers the recognition of revenue underlying the milestone payment and recognizes it over the remaining estimated period of performance under the contract as the Company performs its obligation.

There have been no material changes to the Company’s initial estimates related to revenue recognition in any periods presented in the accompanying financial statements.

3.	Earnings (Loss) Per Share

Basic earnings (loss) per share for the three and nine-month periods ended December 31, 2010 and 2009 were computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock and warrants.

Basic and diluted weighted average shares outstanding were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Weighted average common shares	30,787,307	30,758,559	30,778,430	30,748,845
Dilutive common stock options	217,628	—	170,834	—

Weighted average common shares, assuming dilution	31,004,935	30,758,559	30,949,264	30,748,845

At December 31, 2010, there were outstanding options to purchase 2,566,450 shares of the Company’s common stock at a weighted average exercise price of $4.08 per share. For the three and nine-month periods ended December 31, 2010, respectively, 1,758,600 and 1,771,100 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

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

For the three months ended December 31, 2010 and 2009, the Company recorded stock-based compensation expense of approximately $243,000 and $301,000, respectively, for stock options granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”). The Company recorded stock-based compensation expense of approximately $748,000 and $772,000 for the nine months ended December 31, 2010 and 2009, respectively, for stock options granted under the 2001 Plan.

The 2001 Plan allows for the granting of incentive and nonqualified options and restricted stock and other equity awards to purchase shares of common stock. Incentive options granted to employees under the 2001 Plan generally vest over a four to five-year period, with 20%-25% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the 2001 Plan generally vest over one year. Options granted under the 2001 Plan have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At December 31, 2010, options to purchase 2,566,450 shares were outstanding under the 2001 Plan and the 1992 Repligen Corporation Stock Option Plan (collectively with the 2001 Plan, the “Plans”). At December 31, 2010, 301,909 shares were available for future grant under the 2001 Plan.

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

Information regarding option activity for the nine months ended December 31, 2010 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at April 1, 2010	2,312,750	$4.38
Granted	449,000	$3.32
Exercised	(20,500)	$1.25
Forfeited/Cancelled	(174,800)	$6.47

Options outstanding at December 31, 2010	2,566,450	$4.08	6.29	$2,401,967

Options exercisable at December 31, 2010	1,504,450	$3.98	4.75	$1,603,372

Vested and expected to vest at December 31, 2010 (1)	2,430,943	$4.06	6.18	$2,310,521

(1)	This represents the number of vested options as of December 31, 2010 plus the number of unvested options expected to vest as of December 31, 2010 based on the unvested outstanding options at December 31, 2010 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on December 31, 2010 of $4.69 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on December 31, 2010.

The weighted average grant date fair value of options granted during the nine months ended December 31, 2010 and 2009 was $1.95 and $2.74, respectively. The total fair value of stock options that vested during the nine months ended December 31, 2010 and 2009 was approximately $817,000 and $846,000, respectively.

As of December 31, 2010, there was approximately $1,900,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.94 years. The Company expects approximately 926,000 in unvested options to vest over the next five years.

5.	Cash, Cash Equivalents and Marketable Securities

At December 31, 2010, the Company’s investments included money market funds as well as short-term and long-term marketable securities, which are classified as held-to-maturity investments as the Company has the positive intent and ability to hold the investments to maturity. These investments are therefore recorded on an amortized cost basis. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are securities with maturities of greater than one year. The average remaining contractual maturity of marketable securities at December 31, 2010 is approximately 5.48 months.

Management reviewed the Company’s investments as of December 31, 2010 and concluded that there are no securities with other than temporary impairments in the investment portfolio. The Company does not intend to sell any investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases at maturity. There were no realized gains or losses on the investments for the periods ended December 31, 2010 and March 31, 2010.

Investments in held-to-maturity debt securities consist of the following at December 31, 2010:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$19,525,547	$13,210	$(4,427)	$19,534,330
Corporate and other debt securities	21,800,683	26,941	(4,601)	21,823,023

	41,326,230	40,151	(9,028)	41,357,353
Long-term marketable securities:
U.S. Government and agency securities	5,503,750	110	(7,858)	5,496,002
Corporate and other debt securities	3,660,567	579	(5,770)	3,655,376

	9,164,317	689	(13,628)	9,151,378

Total	$50,490,547	$40,840	$(22,656)	$50,508,731

All investments in held-to-maturity debt securities with gross unrealized losses have been in unrealized loss positions for less than 12 months.

Investments in held-to-maturity debt securities consisted of the following at March 31, 2010:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$23,009,237	$25,883	$(1,748)	$23,033,372
Corporate and other debt securities	17,599,473	82,760	—	17,682,233

	40,608,710	108,643	(1,748)	40,715,605
Long-term marketable securities:
U.S. Government and agency securities	3,261,524	10,849	(8,546)	3,263,827
Corporate and other debt securities	2,750,173	28,105	—	2,778,278

	6,011,697	38,954	(8,546)	6,042,105

Total	$46,620,407	$147,597	$(10,294)	$46,757,710

The contractual maturities of held-to-maturity debt securities at December 31, 2010 were as follows:

	Amortized Cost	Fair Value
Due in 1 year or less	$41,326,230	$41,357,353
Due in 1 to 2 years	9,164,317	9,151,378

	$50,490,547	$50,508,731

6.	Fair Value Measurement

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

Balance at March 31, 2010	$560,000
Additions	—
Changes in Fair Value	—

Balance at December 31, 2010	$560,000

The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2010
Assets:
Money market funds	$4,636,767			$4,636,767

There were no remeasurements to fair value during the three months ended December 31, 2010 of financial assets and liabilities that are not measured at fair value on a recurring basis.

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories consist of the following:

	December 31, 2010	March 31, 2010
Raw materials	$911,564	$1,067,823
Work in process	595,512	395,088
Finished goods	430,494	738,229

Total	$1,937,570	$2,201,140

8.	Accrued Liabilities

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

Accrued liabilities consist of the following:

	December 31, 2010	March 31, 2010
Employee compensation	$1,206,445	$1,285,172
Royalty and license fees	430,740	881,900
Research and development	166,219	787,267
Professional fees	78,000	216,086
Other accrued expenses	205,369	188,916
Unearned revenue	814,288	306,794

	$2,901,061	$3,666,135

9.	Income Taxes

For the three and nine-month periods ended December 31, 2010, the Company had income before taxes of approximately $376,000 and $1,987,000, respectively. The Company did not record a tax provision as the effective income tax rate was estimated to be 0%. The effective income tax rate was based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the statutory tax rate due to the utilization of prior year net operating losses and credits, offset by the effects of the alternative minimum tax on income derived during the fiscal year.

For the three and nine-month periods ended December 31, 2009, the Company recorded an income tax benefit of approximately $835,000 due to the “Worker, Homeownership, and Business Assistance Act of 2009” (the “Act”) that was enacted in November 2009. The Act suspended the limitation on the use of net operating losses to offset alternative minimum tax liabilities. The Company paid a total of approximately $835,000 of alternative minimum taxes in the fiscal years ended March 31, 2009 and 2008 combined. The Company expects to receive a refund of $835,000 upon filing its tax return for the year ended March 31, 2010. This refundable tax amount is included in the Company’s Balance Sheet under the line item “Prepaid expenses and other current assets.”

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

As of December 31, 2010, a full valuation allowance has been provided against the net operating losses, business tax credits and other deferred tax assets, as it is uncertain if the Company will realize the benefits of such deferred tax assets.

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

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Sweden	41%	42%	45%	37%
U.S.	54%	55%	48%	56%
Other	5%	3%	7%	7%

	100%	100%	100%	100%

Royalty revenue from Bristol represented 43% and 41% of the Company’s total revenue for the three months ended December 31, 2010 and 2009, respectively. For the nine months ended December 31, 2010 and 2009, royalty revenue from Bristol represented 37% and 41% of the Company’s total revenue, respectively.

The Company’s largest bioprocessing customer accounted for 41% and 42% of total revenues for the three months ended December 31, 2010 and 2009, respectively. For the nine months ended December 31, 2010 and 2009, the Company’s largest bioprocessing customer represented 45% and 37% of total revenues, respectively.

At December 31, 2010, Bristol’s royalty represented 60% of accounts receivable while the Company’s largest bioprocessing customer accounted for 16% of accounts receivable. Bristol’s royalty represented 80% of accounts receivable as of March 31, 2010.

12.	Scripps License Agreement

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

The License Agreement with FSMA expires or may be terminated (i) on the later of: (a) when all related patents have expired or been abandoned, or (b) 10 years following the first commercial sale of a licensed product; or (ii) by FSMA if the Company (a) fails to make payments under the License Agreement, (b) fails to use commercially reasonable efforts towards development and commercial objectives, (c) fails to maintain the required insurance or becomes insolvent, or (d) defaults in its performance under the License Agreement.

14.	Goodwill, Other Intangible Assets and Acquisitions

Goodwill

There was no change in the carrying value of goodwill during the nine months ended December 31, 2010.

Other Intangible Assets

As of December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Useful Life (in years)
Technology – developed	$760,000	$(87,084)	8
Patents	240,000	(27,500)	8
Customer relationships	430,000	(49,270)	8

	$1,430,000	$(163,854)

As of March 31, 2010	Gross Carrying Amount	Accumulated Amortization	Useful Life (in years)
Technology – developed	$760,000	$(15,834)	8
Patents	240,000	(5,000)	8
Customer relationships	430,000	(8,958)	8

	$1,430,000	$(29,792)

On January 29, 2010, the Company acquired the assets of BioFlash including a technology platform for the production of pre-packed, “plug and play” chromatography columns for total consideration transferred of $2.6 million. This patented technology enables economical production of chromatography columns in a format that is ready for use in the production of a broad range of biopharmaceuticals including monoclonal antibodies, vaccines and recombinant proteins. The terms of the acquisition included an upfront payment of $1.8 million, a $300,000 milestone payment made in November 2010, and future royalties based on product sales.

Amortization expense for amortized intangible assets was approximately $134,000 for the nine months ended December 31, 2010. The Company expects to record amortization expense of approximately $179,000 in each of the next five years.

15.	Recent Accounting Pronouncements

In October 2009, FASB issued ASU No. 2009-13, “Multiple-Deliverable Arrangements—a consensus of the FASB Emerging Issues Task Force“ (“ASU 2009-13”). This ASU establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. Specifically, the provisions of this update address how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of ASU-2009-13 to have a material impact on our results of operations, financial position or cash flows.

In April 2010, FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force” (“ASU 2010-17”). This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company adopted ASU 2010-17 in July 2010. The adoption of this update did not have a material impact on our results of operations, financial position or cash flows.

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

Results of Operations

Three months ended December 31, 2010 vs. December 31, 2009

Total revenue

Total revenues for the three-month periods ended December 31, 2010 and 2009 were approximately $7,068,000 and $5,617,000 respectively, an increase of $1,451,000 or 26%.

Sales of bioprocessing products for the three-month periods ended December 31, 2010 and 2009 were approximately $3,126,000 and $2,865,000, respectively. This increase of $261,000, or 9%, was largely due to increased orders from our largest customer as it continues to rebound from relatively low levels of activity in the prior period. Substantially all of our bioprocessing products are based on recombinant Protein A and are sold to customers who incorporate our manufactured products into their proprietary antibody purification systems to be sold directly to the pharmaceutical industry. Monoclonal antibodies are a well-established class of drug with applications in rheumatoid arthritis, asthma and a variety of cancers. Sales of our bioprocessing products are therefore impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations in product revenue. We expect such quarterly fluctuations but do not necessarily believe they are always predictive of future revenue or otherwise indicate a trend.

Pursuant to the Bristol Settlement, we recognized royalty revenue of approximately $2,747,000 and $2,287,000 for the three months ended December 31, 2010 and 2009, respectively. For the three months ended December 31, 2009, we earned and recognized approximately $465,000 in royalty revenue from ChiRhoClin for their sales of secretin. No royalty revenue from ChiRhoClin was recognized in the three months ended December 31, 2010. ChiRhoClin fulfilled its royalty obligations to us for their sales of secretin in December 2009 and, accordingly, we do not expect to recognize any further royalty revenue from ChiRhoClin.

During the three months ended December 31, 2010, we recognized approximately $461,000 of revenue from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, Go Friedreich’s Ataxia Research (GoFar), and the Friedreich’s Ataxia Research Alliance. For the three months ended December 31, 2010, the Company also recognized approximately $733,000 in one-time grants under the Qualifying Therapeutic Discovery Project Program which was created in March 2010 as part of the Patient Protection and Affordability Care Act. No revenue from sponsored research and development projects was recognized in the three months ended December 31, 2009.

Costs and operating expenses

Total costs and operating expenses were approximately $6,771,000 and $6,987,000 for the three-month periods ended December 31, 2010 and 2009, respectively, a decrease of $216,000 or 3%.

Cost of product revenue was approximately $1,449,000 and $1,085,000 for the three-month periods ended December 31, 2010 and 2009, respectively, an increase of $364,000 or 34%. This increase is primarily due to the increase in bioprocessing product sales noted above, as well as increased depreciation expense and other manufacturing variances.

Pursuant to the Bristol Settlement, we must remit 15% of royalty revenue received through the expiration of the settlement agreement in December 2013 to the University of Michigan. For the three-month periods ended December 31, 2010 and 2009, this cost of royalty revenue was approximately $412,000 and $343,000, respectively.

Research and development expenses were approximately $2,930,000 and $3,846,000 for the three-month periods ended December 31, 2010 and 2009, respectively, a decrease of $916,000 or 24%. The completion of our phase 3 clinical operations for RG1068 in fiscal year 2010 resulted in a $587,000 reduction in spending in the current period as compared to the same period in fiscal year 2010. Similarly, lower drug development activity compared to the prior period and the completion of patient enrollment in September 2010 for our phase 2b trial for RG2417, evaluating the use of uridine in bipolar depression, further reduced spending by $212,000.

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

Selling, general and administrative expenses were approximately $1,979,000 and $1,714,000 for the three-month periods ended December 31, 2010 and 2009, respectively, an increase of $265,000 or 15%. This increase is largely attributable to increased headcount, employee benefits, occupancy and other costs as we expand our business development and other functions to support the business.

Investment income

Investment income was approximately $92,000 and $187,000 for the three-month periods ended December 31, 2010 and 2009, respectively. This decrease of $95,000, or 51%, is primarily due to lower interest rates.

Income tax provision

For the three-month period ended December 31, 2010, we had income before taxes of approximately $376,000. We did not record a tax provision as the effective income tax rate was estimated to be 0%. The effective income tax rate was based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the statutory tax rate due to the utilization of prior year net operating losses and credits, offset by the effects of the alternative minimum tax on income derived during the fiscal year.

For the three-month period ended December 31, 2009, we recorded an income tax benefit of approximately $835,000 due to the “Worker, Homeownership, and Business Assistance Act of 2009” (the “Act”) that was enacted in November 2009. The Act suspended the limitation on the use of net operating losses to offset alternative minimum tax liabilities. The Company paid a total of approximately $835,000 of alternative minimum taxes in the fiscal years ended March 31, 2009 and 2008 combined. The Company expects to receive a refund of $835,000 upon filing its tax return for the year ended March 31, 2010. This refundable tax amount is included in the Company’s Balance Sheet under the line item “Prepaid expenses and other current assets.”

Nine months ended December 31, 2010 vs. December 31, 2009

Total revenue

Total revenues for the nine-month periods ended December 31, 2010 and 2009 were approximately $21,385,000 and $16,099,000 respectively, an increase of $5,286,000 or 33%.

Sales of bioprocessing products for the nine-month periods ended December 31, 2010 and 2009 were approximately $11,811,000 and $8,080,000 respectively. This increase of $3,731,000, or 46%, was largely due to increased orders from our largest customer as it rebounded from relatively low levels of activity in the prior period. Substantially all of our bioprocessing products are based on recombinant Protein A and are sold to customers who incorporate our manufactured products into their proprietary antibody purification systems to be sold directly to the pharmaceutical industry. Monoclonal antibodies are a well-established class of drug with applications in rheumatoid arthritis, asthma and a variety of cancers. Sales of our bioprocessing products are therefore impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations in product revenue. We expect such quarterly fluctuations but do not necessarily believe they are always predictive of future revenue or otherwise indicate a trend.

Pursuant to the Bristol Settlement, we recognized royalty revenue of approximately $7,739,000 and $6,678,000 for the nine-month periods ended December 31, 2010 and 2009, respectively. For the nine-month period ended December 31, 2009, we also earned and recognized approximately $1,009,000 in royalty revenue from ChiRhoClin for their sales of secretin. ChiRhoClin fulfilled its royalty obligations to us for their sales of secretin in December 2009 and, accordingly, we do not expect to recognize any further royalty revenue from ChiRhoClin.

For the nine-month period ended December 31, 2010, we recognized approximately $1,102,000 of revenue from sponsored research and development projects under agreements with the Muscular Dystrophy Association, the National Institutes of Health / Scripps Research Institute, Go Friedreich’s Ataxia Research (GoFar), and the Friedreich’s Ataxia Research Alliance. During the nine months ended December 31, 2010, the Company also recognized approximately $733,000 in one-time grants under the Qualifying Therapeutic Discovery Project Program which was created in March 2010 as part of the Patient Protection and Affordability Care Act. For the nine-month period ended December 31, 2009, we recognized approximately $332,000 of revenue from sponsored research and development projects under agreements with the Muscular Dystrophy Association, the Friedreich’s Ataxia Research Alliance and the National Ataxia Foundation.

Costs and operating expenses

Total operating expenses were approximately $19,672,000 and $20,103,000 for the nine-month periods ended December 31, 2010 and 2009, respectively, a decrease of $430,000 or 2%.

Cost of product revenue was approximately $4,187,000 and $3,274,000 for the nine-month periods ended December 31, 2010 and 2009, respectively, an increase of $913,000 or 28%. This increase is primarily due to the increase in bioprocessing product sales noted above, offset by improved manufacturing efficiencies and greater absorption of fixed manufacturing costs.

In connection with the Bristol Settlement, we must remit 15% of royalty revenue received through the expiration of the settlement agreement in December 2013 to the University of Michigan. Total cost of royalty revenue was approximately $1,161,000 and $1,002,000 for the nine-month periods ended December 31, 2010 and 2009, respectively.

Research and development expenses were approximately $8,745,000 and $10,707,000 for the nine-month periods ended December 31, 2010 and 2009, respectively, a decrease of $1,962,000 or 18%. The completion of our phase 3 clinical trial for RG1068 in fiscal year 2010 resulted in a $1,653,000 reduction in spending in the current period. Similarly, lower drug development activity compared to the prior period and the completion of patient enrollment in September 2010 for our phase 2b trial for RG2417, evaluating the use of uridine in bipolar depression, further reduced spending by $744,000, despite a $250,000 milestone payment made to McLean Hospital during the current year. Spending on our Spinal Muscular Atrophy (SMA) program, newly acquired in the third quarter of fiscal 2010, increased by $511,000.

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

Selling, general and administrative expenses were approximately $5,580,000 and $5,120,000 for the nine-month periods ended December 31, 2010 and 2009, respectively, an increase of $460,000 or 9%. This increase is largely attributable to increased headcount, employee benefits, occupancy and other costs as we expand our business development and other functions to support the business.

Investment income

Investment income was approximately $287,000 and $736,000 for the nine-month periods ended December 31, 2010 and 2009, respectively. This decrease of $449,000, or 61%, is primarily due to lower interest rates.

Income tax provision

For the nine-month period ended December 31, 2010, we had income before taxes of approximately $1,987,000. We did not record a tax provision as the effective income tax rate was estimated to be 0%. The effective income tax rate was based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the statutory tax rate due to the utilization of prior year net operating losses and credits, offset by the effects of the alternative minimum tax on income derived during the fiscal year.

For the nine-month period ended December 31, 2009, we recorded an income tax benefit of approximately $835,000 due to the “Worker, Homeownership, and Business Assistance Act of 2009” (the “Act”) that was enacted in November 2009. The Act suspended the limitation on the use of net operating losses to offset alternative minimum tax liabilities. The Company paid a total of approximately $835,000 of alternative minimum taxes in the fiscal years ended March 31, 2009 and 2008 combined. The Company expects to receive a refund of $835,000 upon filing its tax return for the year ended March 31, 2010. This refundable tax amount is included in the Company’s Balance Sheet under the line item “Prepaid expenses and other current assets.”

Liquidity and capital resources

We have financed our operations primarily through sales of equity securities, revenues derived from product sales, and research grants, as well as proceeds and royalties from litigation settlements. Our revenue for the foreseeable future will be limited to our bioprocessing product revenue, royalties from Bristol, and research and development grants. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates will generate revenue and cash flows. Total cash, cash equivalents and marketable securities at December 31, 2010 were approximately $60,285,000, an increase of $1,139,000 from $59,146,000 at March 31, 2010.

Operating activities

Our operating activities provided approximately $1,788,000 of cash for the nine-month period ended December 31, 2010. Cash provided by operating activities is primarily attributable to net income of $1,987,000, a decrease in inventory of $264,000, and certain non-cash expenses such as $1,274,000 for depreciation and amortization and $748,000 in stock-based compensation expense, offset by a $601,000 increase in accounts receivable, a $700,000 decrease in accounts payable and accrued liabilities, a $708,000 increase in prepaid expenses and other current assets, and a $451,000 increase in royalties receivable.

Investing activities

Our investing activities consumed cash of approximately $4,488,000 for the nine-month period ended December 31, 2010 as we had $3,870,000 in net purchases of marketable securities. Additionally, we made a $300,000 milestone payment related to the BioFlash acquisition and invested approximately $318,000 in equipment purchases and improvements to our facility.

Financing activities

For the nine-month period ended December 31, 2010, stock option exercises provided cash proceeds of approximately $26,000, offset by principal payments under capital lease obligations of approximately $57,000.

We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines.

Working capital increased to approximately $55,563,000 at December 31, 2010 from $55,024,000 at March 31, 2010 due to the various changes noted above.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2010.

Commitments

As of December 31, 2010, we had the following fixed obligations and commitments:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$642	$617	$21	$4	$—
Purchase obligations (1)	4,354	4,354	—	—	—
Contractual obligations (2)	924	184	90	190	460

Total	$5,920	$5,155	$111	$194	$460

(1)	Represents purchase orders for the procurement of raw material for manufacturing as well as clinical materials to support our upcoming trials.

(2)	Includes payments for license, supply and consulting agreements.

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate $231,000 decrease in the fair value of our investments as of December 31, 2010. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

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

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. The Company did not repurchase any securities under this program for the nine months ended December 31, 2010. Since June 2008, the Company has repurchased 492,827 shares of common stock, for an aggregate purchase price of approximately $1,954,000, leaving 757,173 shares available for repurchase under this program.

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

REPLIGEN CORPORATION

Date: February 9, 2011	By:	/s/ Walter C. Herlihy

Walter C. Herlihy
Chief Executive Officer and President
(Principal executive officer)
Repligen Corporation

Date: February 9, 2011	By:	/s/ William J. Kelly

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