Form 10-K
period 2011-03-31
REPLIGEN CORP
filed 2011-06-09
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $104,061,098.

The number of shares of the registrant’s common stock outstanding as of May 20, 2011 was 30,812,257.

Documents Incorporated By Reference

Portions of the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Repligen Corporation (“Repligen,” the “Company” or “we”) is an integrated biopharmaceutical company focused on the development and commercialization of innovative therapies that deliver the benefits of protein therapies to patients and clinicians in the fields of neurology and gastroenterology. We are currently conducting a number of drug development programs for diseases such as pancreatitis, Friedreich’s ataxia and spinal muscular atrophy. We also have a bioprocessing business that focuses on the development and commercialization of products that are used in the production of biopharmaceuticals. In addition, we have out-licensed certain biologics intellectual property from which we receive royalties from Bristol-Myers Squibb Company (“Bristol”) on their net sales in the United States of their product Orencia®.

We were incorporated in May 1981, under the laws of the State of Delaware. Our principal executive offices are at 41 Seyon Street, Waltham, Massachusetts 02453 and our telephone number is (781) 250-0111.

Currently Marketed Products

We currently sell a line of commercial bioprocessing products based on Protein A, as well as a line of pre-packed chromatography columns, which are used in the production of monoclonal antibodies and other biopharmaceutical products.

Products for Biologics Manufacturing

Chromatography resins based on Protein A are widely used in the purification of therapeutic monoclonal antibodies. Most therapeutic monoclonal antibodies are manufactured by the fermentation of mammalian cells that express the monoclonal antibody. The monoclonal antibody is typically produced by a process in which an impure fermentation broth containing the desired monoclonal antibody is passed over a solid support to which Protein A has been chemically attached or a “resin.” The immobilized Protein A binds the monoclonal antibody while other impurities are washed away. The monoclonal antibody is then recovered from the support in a substantially purified form.

We manufacture and market several products based on recombinant forms of Protein A. Our primary customers incorporate various forms of Protein A products into their proprietary monoclonal antibody purification products that they sell directly to the biopharmaceutical industry. We primarily supply Protein A products to GE Healthcare (“GEHC”) under a supply agreement which extends through 2015. The majority of our product sales for the last three years have been sales of Protein A products and related detection assays.

We recently introduced a second product line under the tradename OpusTM which is based on a technology for the production of pre-packed, “plug and play” chromatography columns for the purification of biopharmaceuticals and vaccines. In January 2010, we acquired this patented technology from BioFlash Partners, LLC (“BioFlash”) (see Note 13) that enables reliable production of pre-packed chromatography columns in a format that is ready for use in manufacturing. Opus columns have the potential to improve manufacturing efficiencies by reducing time for column packing, set-up and cleaning. We plan to invest in the expansion of this product line this year based on specific customer feedback. We also expect to seek to acquire, license or distribute additional bioprocessing products which we can sell directly to end-users.

Monoclonal antibodies are highly valuable therapeutic agents and were among the best-selling drugs in the world in 2010. Global revenues from monoclonal antibody products will have moved significantly past the $40 billion level in 2010 and are poised to continue growing steadily through 2015. Examples of therapeutic antibodies include Enbrel® and Remicade® for rheumatoid arthritis and other inflammatory disorders, and Rituxan® for rheumatoid arthritis and Non-Hodgkin’s Lymphoma, among others. There are approximately 286 monoclonal antibodies in various stages of clinical development which may lead to additional growth of the biopharmaceuticals market and in turn, increased demand for Protein A and Opus products.

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

Intellectual Property on CTLA4-Ig

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

The ‘941 Patent is owned by the University of Michigan and exclusively licensed to Repligen. In consideration of this exclusive license, Repligen agreed to pay the University of Michigan 15% of all royalty income received, after deducting legal expenses. There are no annual or other fees associated with this agreement. Under this agreement, since its inception through fiscal year 2011, Repligen has paid approximately $3,975,000 to the University of Michigan.

Research and Development

For the past three years, we have devoted substantial resources to the research and development of therapeutic product candidates and our commercial products discussed herein. We spent $12,529,000, $14,160,000 and $12,772,000 in fiscal years 2011, 2010 and 2009, respectively, on company-sponsored research and development activities.

Development Stage Products

Secretin for MRI Imaging of the Pancreas

Secretin is a well-known gastrointestinal hormone produced in the small intestine that regulates the function of the pancreas as part of the process of digestion. We recently completed a Phase 3 clinical trial evaluating the sensitivity and specificity of secretin in combination with MRI to improve the detection of structural abnormalities of the pancreas relative to MRI alone. Detailed visual assessment of the pancreatic ducts and identification of structural abnormalities is important in the assessment, diagnosis and treatment of diseases such as acute and chronic pancreatitis. The use of secretin during MRI harnesses the natural biologic properties of secretin, which signals the release of water-rich fluids into the ducts of the pancreas. Improvement in the detection and delineation of normal and abnormal structures with MRI is attractive for patient care as it can obviate the need for more invasive endoscopic procedures.

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

This Phase 3 clinical trial was initiated in March 2008 and completed in December 2009. This was a multi-center, baseline controlled, single dose study in which 258 patients with a history of pancreatitis at 23 clinical sites within the United States and Canada received an MRI of the pancreas with and without RG1068. The primary objectives of the Phase 3 study were to demonstrate that RG1068 increases the sensitivity in detecting structural abnormalities of the pancreas by MRI, with minimal loss of specificity. The predetermined criteria for a successful study included the achievement of a statistically significant improvement in sensitivity with minimal loss in specificity from two of the three central radiologists reading the MRI images. In this study, one radiologist achieved a statistically significant improvement in sensitivity with RG1068, while a second radiologist showed a trend but did not achieve statistical significance. There was minimal loss in specificity for all radiologists. Based on inconsistencies in the analysis of the radiographic images by the three radiologists hired to review the Phase 3 images, we submitted a request to the FDA and the European Medicines Agency (“EMA”) to re-analyze the Phase 3 data set (“Phase 3 re-read”). In May 2010, the FDA and EMA approved our plan for a re-analysis of images obtained from the Phase 3 trial. In March 2011, we announced positive results of the Phase 3 re-read, in which all three independent radiologists achieved a statistically significant improvement in sensitivity (all radiologists p<0.0001) with minimal loss in specificity. In addition, the RG1068-MRI images showed statistically significant improvements on image quality and confidence in the diagnostic findings when compared to MRI alone. We plan to file a New Drug Application (“NDA”) with the FDA in the second quarter of fiscal 2012. We also expect to build a commercial infrastructure to support the launch of RG1068 in the U.S. and to seek to establish one or more partnerships for commercialization of RG1068 outside the U.S., pending regulatory approvals.

We have received an Orphan Drug designation from the FDA covering the use of RG1068 in MRI which, if we are the first company to receive FDA approval for this use of secretin in the United States, will provide seven years of marketing exclusivity in the United States following approval of the NDA. We also have received “fast track” designation from the FDA which may provide the basis for an expedited review of this NDA by the FDA.

We believe that there may be additional uses for RG1068 and we intend to evaluate whether RG1068 has the potential to improve the detection of pancreatic cancer. We will also seek to acquire products that are complementary to RG1068, which we may be able to sell to gastroenterologists or radiologists.

Histone Deacetylase Inhibitors for Friedreich’s Ataxia and Memory Disorders

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

Repligen is currently developing RG2833, a selective class I histone deacetylase 3 inhibitor for the treatment of Friedreich’s ataxia. In May 2010, we filed an Investigational New Drug Application (“IND”) for RG2833 with the FDA and are now completing additional toxicology studies to support that filing. Pending regulatory approval, we plan to initiate a single, ascending dose Phase 1 study of RG2833 in Friedreich’s ataxia patients in Europe. We have developed methods to measure changes in frataxin levels in patient cells for use in our clinical trial which may enable us to gain an early insight into the potential benefit of treating patients with RG2833. We have received an Orphan Drug designation from the FDA for RG2833, which, if we are the first company to obtain market approval for RG2833 for Friedreich’s ataxia in the United States, will provide seven years of marketing exclusivity in the United States following NDA approval. We have received an Orphan Drug designation from the European Commission for RG2833, which, if we are the first company to obtain market approval for RG2833 for Friedreich’s ataxia in Europe, will provide ten years of marketing exclusivity in Europe following the Marketing Authorization Application (“MAA”) approval. The composition of RG2833 is covered by patent applications in the United States and Europe (see Patents, Licenses and Proprietary Rights section below.)

Repligen is also exploring the applicability of histone deacetylase inhibitors in the treatment of memory disorders.

DcpS Inhibitors for Spinal Muscular Atrophy

We are pursuing development of a drug that targets the scavenger mRNA decapping enzyme, DcpS, for treatment of patients with spinal muscular atrophy (“SMA”). Our inhibitors have the potential to be the first in class treatment for this disease. SMA is an inherited neurodegenerative disease in which a defect in the survival motor neuron gene (“SMN”) results in low levels of the protein SMN and leads to progressive damage to motor neurons, loss of muscle function and, in many patients, early death. There are approximately 20,000 people in the U.S. and Europe diagnosed with SMA.

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

Repligen’s compounds, based on RNA processing enzymes to inhibit DcpS, increase the production of the SMN protein in cells derived from patients. RG3039, our lead compound, has been shown to improve survival in a preclinical model of SMA. We filed an IND for RG3039 in the first quarter of fiscal 2012 and plan to initiate a Phase 1 study of RG3039 in healthy volunteers later in fiscal 2012. We have received an Orphan Drug designation from the FDA for RG3039, which, if we are the first company to obtain market approval for RG3039 for SMA in the United States, will provide seven years of marketing exclusivity in the United States following NDA approval. We are also seeking an Orphan Drug designation from the European Commission for RG3039, which, if granted, and if we are the first company to obtain market approval for RG3039 for SMA in Europe, will provide ten years of marketing exclusivity in Europe following MAA approval. The composition of RG3039 is covered by patent applications in the United States and Europe (see Patents, Licenses and Proprietary Rights section below.)

Uridine for Bipolar Depression

Bipolar disorder, also known as manic depression, is a chronic illness marked by extreme changes in mood, thought, energy and behavior. Uridine is a biological compound that is essential for multiple biosynthetic processes including the synthesis of DNA and RNA, the basic hereditary material found in all cells and numerous other factors essential for cell metabolism. Researchers at McLean Hospital previously demonstrated that uridine is active in a well-validated animal model of depression. Literature reports indicate that certain genes that encode for mitochondrial proteins are significantly down-regulated in the brains of bipolar patients. This insight suggested that the symptoms of bipolar disorder may be linked to dysregulation of energy metabolism in the brain.

In March 2006, we initiated a Phase 2a clinical trial of RG2417, an oral formulation of uridine, in patients with bipolar disorder. The study showed a statistically significant improvement in the symptoms of depression in the patients treated with RG2417 when compared to placebo. Our Phase 2a data was reviewed by the FDA and served as the basis for a Phase 2b proof-of-concept clinical trial which we initiated in November 2008. In March 2011, we announced the results from this Phase 2b study which did not demonstrate a statistically significant improvement when compared to placebo in treating the symptoms of depression. At this time, we do not plan to invest additional resources in RG2417.

Sales and Marketing

We sell our bioprocessing products through our direct sales force, partners such as GEHC and distributors in certain foreign markets. Prior to its discontinuation in the second quarter of fiscal year 2009, we marketed SecreFlo® directly to hospital-based gastroenterologists in the United States.

We will file an NDA covering the use of RG1068 in MRI as early as the second quarter of fiscal 2012. We have also received “fast track” designation from the FDA which may provide the basis for an expedited review of this NDA by the FDA. We expect to build a commercial infrastructure to support the launch of RG1068 in the U.S., if approved, and to establish one or more partnerships for commercialization of RG1068 outside the U.S.

Significant Customers and Geographic Reporting

Customers for our bioprocessing products include chromatography companies, diagnostics companies, biopharmaceutical companies and laboratory researchers. In fiscal years 2011, 2010 and 2009, total revenues from sales to customers in the United States were approximately 50%, 57% and 59%, respectively. During the same fiscal periods, total revenues generated though sales to customers in Sweden were 42%, 36% and 36%, respectively. In April 2008, we settled our litigation with Bristol regarding their sales of Orencia® for which we now receive a royalty. For fiscal years 2011, 2010 and 2009, royalty revenue from Bristol represented 38%, 43% and 46% of total revenues, respectively. Our largest bioprocessing customer accounted for 42%, 36% and 36% of total revenues in fiscal years 2011, 2010 and 2009, respectively.

Employees

As of May 31, 2011, we had 66 employees. Of those employees, 46 were engaged in research, development and manufacturing and 20 were in administrative and marketing functions. Thirty-one of our employees hold doctorates or other advanced degrees. Each of our employees has signed a confidentiality agreement. None of our employees are covered by collective bargaining agreements.

Patents, Licenses and Proprietary Rights

Repligen considers patents to be an important element in the protection of our competitive and proprietary position and actively pursues patent protection in the United States and in major countries abroad. Other forms of protection, including trade secrets, orphan drug status and know-how, are also considered important elements of our proprietary strategy. As further described below, Repligen owns or has exclusive rights to a number of U.S. patents and U.S. pending patent applications as well as corresponding foreign patents and patent applications. The expiration of key patents owned or licensed by us or the failure of patents to issue on pending patent applications could create increased competition, with potential adverse effects on our business prospects. For each of our license agreements where we license the rights to patents or patent applications, the license will terminate on the day that the last to expire patent covered by each such license agreement expires.

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

CTLA4-Ig

The ‘941 patent, covering the use of CTLA4-Ig to treat specific autoimmune disorders including rheumatoid arthritis and multiple sclerosis was issued in February 2004. The patent is assigned to the University of Michigan and the U.S. Navy and is exclusively licensed to Repligen. In April 2008, Repligen granted Bristol an exclusive sublicense to this patent.

Protein A

We own a broad U.S. patent covering recombinant Protein A, which expired in September 2009, as well as proprietary technology, trade secrets, and know-how relating to the manufacture of high-purity Protein A. In fiscal 2010, we were granted U.S. Patent No. 7,691,608 B2, “Nucleic Acids Encoding Recombinant Protein A,” which claims a recombinant gene that encodes a Protein A molecule with an amino acid sequence identical to that of the natural Protein A molecule which has long been commercialized for bioprocessing applications. This U.S. patent, with the term extension that was granted, will remain in effect until 2028. Foreign equivalents of this patent are being prosecuted outside of the United States.

Histone Deacetylase Inhibitors

Repligen has entered into an exclusive license agreement with The Scripps Research Institute for worldwide rights to a patent application claiming compounds and methods for treating Friedreich’s ataxia with inhibitors of histone deacetylase (“HDAC”). We have extended this original work and filed additional patent applications which claim both methods and compositions for treating Friedreich’s ataxia. These patent applications are currently being prosecuted in the United States and abroad.

Spinal Muscular Atrophy

In 2009, Repligen entered into an exclusive license agreement with a non-profit organization, the Families of Spinal Muscular Atrophy (“FSMA”), for worldwide rights to patent applications related to compositions and methods for the treatment of spinal muscular atrophy. FSMA had funded the development of these compounds and identified a novel enzyme target (“DcpS”) that these compounds inhibit. Notices of Allowance have been received from the U.S. Patent and Trademark Office for two of these pending applications. Allowed claims include genus and species claims of the lead clinical candidates. Repligen is prosecuting equivalent patent applications abroad.

Uridine

In 2009, Repligen entered into an exclusive license agreement with McLean Hospital for the worldwide rights to an internationally filed patent application which covers the use of uridine in the treatment of patients with bipolar disorder. On June 15, 2010, we were granted U.S. Patent No. 7,737,128 B2, “Pyrimidines, such as uridine, in treatments for patients with bipolar disorder,” which, with the term extension that was granted, will remain in effect until October 2025. Under the terms of the license agreement, McLean received an upfront payment and is eligible to receive payments upon certain product development milestones and royalties upon successful commercialization of uridine for bipolar disorder.

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

Bioprocessing Products

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

We recently introduced a second product line under the tradename Opus which is based on a technology for the production of pre-packed, “plug and play” chromatography columns for the purification of biopharmaceuticals and vaccines. Opus columns have the potential to improve manufacturing efficiencies by reducing time for column packing, set-up and cleaning. We plan to invest in the expansion of this product line this year based on specific customer feedback. We also expect to seek to acquire, license or distribute additional bioprocessing products which we can sell directly to end-users.

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

Our royalty agreement with Bristol provides for us to receive payments from Bristol based on their net sales of their Orencia® product in the United States through December 31, 2013. We have no control over Bristol’s sales and marketing practices for Orencia®, and Bristol has no obligation to use commercially reasonable efforts to sell Orencia®. Bristol’s sales could be significantly impacted by regulatory and market influences beyond our control, resulting in low or even no royalty revenue for us.

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

The process of obtaining FDA and other required regulatory approvals, such as the approval we are seeking with our NDA submission for RG1068, is lengthy and may be expensive. The time required for FDA and other clearances or approvals is uncertain and typically takes a number of years, depending on the complexity and novelty of the product. Our RG1068 NDA submission to the FDA will be based on a single re-read of our Phase 3 trial results. The FDA may not deem this to be sufficient for approval. Our analysis of data obtained from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Any delay in obtaining or failure to obtain required clearance or approvals could materially adversely affect our ability to generate revenues from the affected product. We have only limited experience in filing and prosecuting applications necessary to gain regulatory approvals.

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

Our freedom to develop our product candidates may be challenged by others, and we may have to engage in litigation to determine the scope and validity of competitors’ patents and proprietary rights, which, if we do not prevail, could harm our business, results of operations, financial condition, cash flow and future prospects.

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

We conduct some of our development activities, and conduct most of our commercialization activities, through arrangements with third parties. Any disputes with such partners that lead to litigation or similar proceedings may result in us incurring legal expenses, as well as facing potential legal liability. Such disputes, litigation or other proceedings are also time consuming and may cause delays in our development and commercialization efforts.

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

The commercial success of our therapeutic products that are approved for marketing will depend upon their acceptance by the medical community and third party payors as being clinically useful, cost effective and safe. All of the products that we are developing are based upon new technologies or therapeutic approaches. As a result, it is hard to predict market acceptance of our products or changes in third party payor reimbursement practices in the U.S. and abroad.

Other factors that we believe will materially affect market acceptance of our products and services include:

•	the timing of receipt of marketing approvals and the countries in which such approvals are obtained;

•	the safety, efficacy and ease of administration of our products;

•	the success of physician education programs;

•	the availability of government and third party payor reimbursement of our products;

•	additional data requests from third party payors to support cost effectiveness before reimbursement of our products; and

•	competition from products which may offer better safety, efficacy or lower cost.

Healthcare reform measures could adversely affect our business.

The efforts of governmental and third-party payors to contain or reduce the costs of health care may adversely affect the business and financial condition of pharmaceutical and biotechnology companies. Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. The U.S. Congress passed the America Affordable Health Choices Act of 2009 and is considering a number of proposals that are intended to reduce or limit the growth of health care costs and which could significantly transform the market for pharmaceuticals products. We expect further federal and state proposals and health care reforms to continue to be proposed by legislators, which could limit the prices that can be charged for the products we develop and may limit our commercial opportunity. In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act, or MMA, changed the way Medicare covers and pays for pharmaceutical products. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. The continuing efforts of government and other third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunity. In addition, the pendency or approval of such proposals could result in a decrease in the price of Repligen’s common stock or limit our ability to raise capital or to enter into collaborations or license rights to our products.

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

Although the company had significant net income in fiscal years 2009 and 2008 as a result of the ImClone and Bristol settlements, we have historically incurred operating losses since our founding in 1981. We incurred losses in fiscal years 2011 and 2010, and we expect to incur operating losses for the foreseeable future.

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

We may need additional long-term financing to develop our drug development programs through the clinical trial process as required by the FDA and to develop our commercial products business. We also may need additional long-term financing to support future operations and capital expenditures, including capital for additional personnel and facilities. If we spend more money than currently expected for our drug development programs and our commercial products business, we may need to raise additional capital by selling debt or equity securities, by entering into strategic relationships or through other arrangements. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. We may be unable to raise any additional amounts on reasonable terms or when they are needed due to the volatile nature of the biotechnology marketplace. If we are unable to raise this additional capital, we may have to delay or postpone critical clinical studies or abandon other development programs.

Pursuing and completing potential acquisitions could divert management attention and financial resources and may not produce the desired business results.

While we currently do not have commitments or agreements with respect to any acquisitions, as part of our growth strategy, we may make selected acquisitions of complementary businesses. If we pursue any acquisition, our management, in addition to their operational responsibilities, could spend a significant amount of time and management and financial resources to pursue and integrate any acquired business with our existing business. To fund the purchase price of an acquisition, we might use capital stock, cash or a combination of both. Alternatively, we may borrow money from a bank or other lender. If we use capital stock, our stockholders will experience dilution. If we use cash, our financial liquidity may be reduced. If we take on debt, it may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. In addition, from an accounting perspective, an acquisition may involve amortization of significant amounts of other intangible assets that could adversely affect our ability to maintain profitability.

Despite the investment of these management and financial resources, an acquisition may not produce the revenue, earnings or business synergies that we anticipated or may produce such synergies less rapidly than anticipated for a variety of reasons, including:

•	difficulties in the assimilation of the operations, operational systems deployments, technologies, services, products and personnel of the acquired company;

•	failure of acquired technologies and services to perform as expected;

•	risks of entering markets in which we have no, or limited, prior experience;

•	effects of any undisclosed or potential legal or tax liabilities of the acquired company;

•	compliance with additional laws, rules or regulations that we may become subject to as a result of an acquisition that might restrict our ability to operate; and

•	the loss of key employees of the acquired company.

We may not be able to successfully address these problems. Our future operating results may depend to a significant degree on our ability to successfully integrate acquisitions and manage operations while controlling expenses and cash outflows.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act (the “FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in jurisdictions outside of the U.S., which may experience corruption. Our activities in jurisdictions outside of the U.S. create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by any companies in which we invest or that we acquire.

Our stock price could be volatile, which could cause shareholders to lose part or all of their investment.

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

We lease approximately 25,000 square feet of space located in Waltham, Massachusetts which serves as our corporate headquarters. We also conduct manufacturing, research and development, marketing and administrative operations at this facility. In addition, we lease approximately 10,000 square feet of space at a second location in Waltham for expanded manufacturing and administrative operations. Both of these leases expire in 2012. During fiscal 2011, we incurred total rental costs for both facilities of approximately $686,000.

Item 3.	LEGAL PROCEEDINGS

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

	Fiscal Year 2011		Fiscal Year 2010
	High	Low	High	Low
First Quarter	$3.92	$3.13	$5.50	$3.92
Second Quarter	$3.56	$3.15	$5.55	$4.96
Third Quarter	$4.75	$3.29	$5.13	$3.74
Fourth Quarter	$5.34	$3.36	$4.06	$3.35

Stockholders and Dividends

As of May 24, 2011, there were approximately 636 stockholders of record of our common stock. We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations and our proprietary drug development programs. Any future determination as to the payment of dividends will be at the sole discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors our Board of Directors deems relevant.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Issuer Purchases of Equity Securities

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. For the twelve-month period ended March 31, 2009, the Company repurchased 492,827 shares of common stock, for an aggregate purchase price of $1,969,240, leaving 757,173 shares remaining under this authorization. Since March 31, 2009, we have made no additional repurchases of shares of common stock.

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

The following selected financial data are derived from the audited financial statements of Repligen. The selected financial data set forth below should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report and our Annual Report on Form 10-K for the years ended March 31, 2010, 2009, 2008 and 2007.

	Years ended March 31,
	2011	2010	2009	2008	2007
	(In thousands except per share amounts)
Revenue:
Product revenue	$14,961	$10,305	$14,529	$18,587	$13,074
Royalty and other revenue	12,330	10,666	14,833	709	1,000

Total revenue	27,291	20,971	29,362	19,296	14,074
Operating expenses:
Cost of product revenue	5,580	4,159	5,686	6,160	3,615
Cost of royalty and other revenue	1,537	1,347	1,091	—	—
Research and development	12,529	14,160	12,772	7,241	5,924
Selling, general and administrative	8,019	7,072	5,933	10,173	6,360
Net gain from litigation settlement	—	—	—	(40,170)	—

Total operating expenses (income)	27,665	26,738	25,482	(16,596)	15,899
(Loss) income from operations	(374)	(5,767)	3,880	35,892	(1,825)

Interest expense	(26)	(2)	(3)	(9)	(11)
Investment income	357	870	1,896	2,051	947

Income (loss) before taxes	(43)	(4,899)	5,773	37,934	(889)
Income tax (benefit) provision	—	(835)	27	827	—

Net income (loss)	$(43)	$(4,064)	$5,746	$37,107	$(889)

Earnings (loss) per share:
Basic	$(0.00)	$(0.13)	$0.19	$1.20	$(0.03)

Diluted	$(0.00)	$(0.13)	$0.18	$1.18	$(0.03)

Weighted average shares outstanding:
Basic	30,782	30,752	30,958	30,834	30,379

Diluted	30,782	30,752	31,290	31,321	30,379

	As of March 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash and marketable securities (1)	$61,503	$59,146	$63,961	$60,589	$22,627
Working capital	51,221	55,024	50,235	49,831	22,394
Total assets	72,294	71,420	73,755	68,840	29,076
Long-term obligations	584	642	82	143	200
Accumulated deficit	(117,965)	(117,921)	(113,857)	(120,577)	(157,683)
Stockholders’ equity	67,087	66,120	69,123	64,107	25,538

(1)	Excludes restricted cash of $200 related to our headquarters’ lease arrangement for all years presented.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this annual report on Form 10-K do not constitute guarantees of future performance. Investors are cautioned that statements in this annual report on Form 10-K that are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, clinical trials and results, litigation strategy, product candidate research, development and regulatory approval, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, the risks identified under the caption “Risk Factors” and other risks detailed in this annual report on Form 10-K and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking information contained in this annual report on Form 10-K, except as required by law.

Overview

We are an integrated biopharmaceutical company focused on the development and commercialization of innovative therapies that deliver the benefits of protein therapies to patients and clinicians in the fields of neurology and gastroenterology. We are currently conducting a number of drug development programs for diseases such as pancreatitis, Friedreich’s ataxia and spinal muscular atrophy. We also have a bioprocessing business that focuses on the development and commercialization of biologics that are used in the production of biopharmaceuticals. In addition, we have out-licensed certain biologics intellectual property from which we receive royalties from Bristol-Myers Squibb Company (“Bristol”) on their net sales in the United States of their product Orencia®. Total revenue in fiscal 2011 increased significantly as compared to fiscal 2010 and is primarily due to an increase in our bioprocessing product sales as we experienced increased orders from our largest customer as it rebounded from relatively low levels of activity in the prior period.

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

In April 2008, we settled our outstanding litigation with Bristol and began recognizing royalty revenue in fiscal year 2009 for Bristol’s net sales in the United States of Orencia® which is used in the treatment of rheumatoid arthritis. Pursuant to the Bristol Settlement, we recognized $10,251,000, $8,980,000 and $13,383,000 in royalty revenue in fiscal 2011, 2010 and 2009, respectively. The $13,383,000 royalty revenue in fiscal 2009 included a $5.0 million initial payment and $1.3 million for sales of Orencia® prior to fiscal 2009, in addition to royalties earned on sales of Orencia® during our fiscal 2009. Revenue earned from Bristol royalties is recorded in the periods when it is earned based on royalty reports sent by Bristol to us. We have no continuing obligations to Bristol as a result of this settlement.

Additionally, during fiscal years 2010 and 2009, we earned and recognized approximately $1,009,000 and $776,000, respectively in royalty revenue from ChiRhoClin for their sales of secretin. Revenue earned from ChiRhoClin royalties was recorded in the periods when it was earned based on royalty reports sent by ChiRhoClin to us. As of December 31, 2009, ChiRhoClin had fulfilled its royalty obligations to us for its sales of secretin. We do not expect to recognize any further royalty revenue from ChiRhoClin.

During fiscal 2011, we recognized approximately $1,346,000 of revenue from sponsored research and development projects under agreements with the Muscular Dystrophy Association, the National Institutes of Health / Scripps Research Institute, Go Friedreich’s Ataxia Research (“GoFar”), and the Friedreich’s Ataxia Research Alliance. In fiscal 2011, we also recognized approximately $733,000 in one-time grants under the Qualifying Therapeutic Discovery Project Program which was created in March 2010 as part of the Patient Protection and Affordability Care Act. In fiscal 2010, we recognized approximately $677,000 of revenue from sponsored research and development projects under agreements with the Muscular Dystrophy Association, the Friedreich’s Ataxia Research Alliance and the National Ataxia Foundation. During fiscal 2009, we recognized approximately $674,000 of revenue from sponsored research and development projects under agreements with the Muscular Dystrophy Association and GoFAR, respectively.

Research revenue is recognized when the expense has been incurred and services have been performed. Determination of which incurred costs qualify for reimbursement under the terms of our contractual agreements and the timing of when such costs were incurred involves the judgment of management. Our calculations are based upon the agreed-upon terms as stated in the arrangements. However, should the estimated calculations change or be challenged by other parties to the agreements, research revenue may be adjusted in subsequent periods. The calculations have not historically changed or been challenged, and we do not anticipate any significant subsequent change in revenue related to sponsored research and development projects.

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

Business Combinations

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. The fair value of contingent consideration includes estimates and judgments made by management regarding the extent of royalties to be earned in excess of the defined minimum royalties. Management updates these estimates and the related fair value of contingent consideration at each reporting period.

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

•

Professional and consulting fees incurred with law firms, audit and accounting service providers and other third party consultants. These expenses are determined by either requesting those service providers to estimate unbilled services at each reporting date for services incurred or tracking costs incurred by service providers under fixed fee arrangements.

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

For the years ended March 31, 2011, 2010 and 2009, we recorded stock-based compensation expense of approximately $1,003,000, $1,007,000 and $823,000, respectively, for stock options granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”).

As of March 31, 2011, there was $1,961,018 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.05 years. We expect 978,818 in unvested options to vest over the next five years.

RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

Revenues

Total revenues for fiscal 2011, 2010 and 2009 were $27,291,000, $20,971,000, and $29,362,000, respectively, and were primarily comprised of sales of our bioprocessing products and royalties. Our total revenue was comprised of:

	Year ended March 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in thousands, except percentages)
Bioprocessing	$14,961	$10,305	$14,361	45%	(28%)
SecreFlo®	—	—	168	—	(100%)

Product revenue	$14,961	$10,305	$14,529	45%	(29%)
Royalty and other revenue	12,330	10,666	14,833	16%	(28%)

Total revenue	$27,291	$20,971	$29,362	30%	(29%)

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

During fiscal 2011, bioprocessing product sales increased by $4,656,000 or 45% as compared to fiscal 2010. Volume increased 49% due to increased demand from certain key customers and other business events, but was offset by a 4% decrease in sales revenue due to changes in the mix of products sold in fiscal 2011 as compared to fiscal 2010. We sell bioprocessing products at various price points. The mix of products sold varies and impacts the fluctuations in total product revenue and cost of product revenues from period to period.

During fiscal 2010, bioprocessing product sales decreased by $4,056,000 or 28% as compared to fiscal 2009. Volume decreased 26% due to decreased demand from certain key customers in reaction to current economic conditions and other business events. Changes in the mix of products sold in fiscal 2010 as compared to fiscal 2009 comprised the remaining 2% decrease.

We anticipate that bioprocessing product sales will increase moderately in fiscal 2012. In addition, our bioprocessing product sales may be subject to quarterly fluctuations due to the timing of large-scale production orders.

Pursuant to the Bristol Settlement, we recognized royalty revenue of approximately $10,251,000, $8,980,000 and $13,383,000 in fiscal years 2011, 2010 and 2009, respectively. The $13,383,000 recognized in fiscal 2009 included an initial $5.0 million royalty payment, $1.3 million in royalties for sales of Orencia® from January 1, 2008 to March 31, 2008, as well as $7.1 million for sales in fiscal year 2009. For fiscal 2012, we expect royalty revenues to increase moderately over fiscal 2011 as Bristol’s Orencia® continues to penetrate the market.

Also, during fiscal years 2010 and 2009, we earned and recognized approximately $1,009,000 and $776,000, respectively, in royalty revenue from ChiRhoClin. As of December 31, 2009, ChiRhoClin had fulfilled its royalty obligations to us for its sales of our secretin. We do not expect to recognize any further royalty revenue from ChiRhoClin.

During fiscal 2011, we recognized approximately $1,346,000 of revenue from sponsored research and development projects under agreements with the Muscular Dystrophy Association, the National Institutes of Health / Scripps Research Institute, Go Friedreich’s Ataxia Research (“GoFar”), and the Friedreich’s Ataxia Research Alliance. In fiscal 2011, we also recognized approximately $733,000 in one-time grants under the Qualifying Therapeutic Discovery Project Program which was created in March 2010 as part of the Patient Protection and Affordability Care Act. In fiscal 2010, we recognized approximately $677,000 of revenue from sponsored research and development projects under agreements with the Muscular Dystrophy Association, the Friedreich’s Ataxia Research Alliance and the National Ataxia Foundation. During fiscal 2009, we recognized approximately $674,000 of revenue from sponsored research and development projects under agreements with the Muscular Dystrophy Association and GoFAR, respectively.

We expect research and license revenues will remain relatively consistent in fiscal 2012 as the MDA grant related effort continues.

Costs and operating expenses

Total costs and operating expenses for fiscal 2011, 2010 and 2009 consist of the following:

	Year ended March 31,			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
(In thousands)
Costs and operating expenses:
Cost of product revenue	$5,580	$4,159	$5,686	34%	(27%)
Cost of royalty and other revenue	1,537	1,347	1,091	14%	23%
Research and development	12,529	14,160	12,772	(12%)	11%
Selling, general and administrative	8,019	7,072	5,933	13%	19%

Total costs and operating expenses	$27,665	$26,738	$25,482	3%	5%

The increase in cost of product revenue of $1,421,000 or 34% in fiscal 2011 as compared to fiscal 2010 is primarily due to a 45% increase in bioprocessing product sales and is partially offset by favorable manufacturing variances.

The decrease in cost of product revenue of $1,527,000 or 27% in fiscal 2010 as compared to fiscal 2009 is primarily due to a 29% decrease in bioprocessing product sales as well as favorable manufacturing variances. This decrease is partially offset by higher depreciation costs of approximately $156,000 related to investments in our manufacturing facilities.

Pursuant to the Bristol Settlement, we must remit 15% of royalty revenue received through the expiration of the agreement in December 2013 to the University of Michigan. For fiscal 2011, 2010 and 2009, this cost of royalty revenue was approximately $1,537,000, $1,347,000 and $1,091,000, respectively. This increase is directly related to the increase in Bristol royalty revenue noted above.

Research and development costs primarily include costs of internal personnel, external pharmacology and toxicology research, clinical trials and the costs associated with the manufacturing and testing of clinical materials. We are currently pursuing regulatory approval of an NDA for RG1068 for MRI imaging of the pancreas and are developing an expansion of our Opus product line. In addition, we are preparing to initiate Phase 1 studies for RG2833 for Friedreich’s ataxia and RG3039 for spinal muscular atrophy, pending regulatory approvals. Due to the small size of the Company and the fact that these various programs share personnel and fixed costs, we do not track all of our expenses or allocate any fixed costs by program, and therefore, have not provided an estimate of historical costs incurred by project.

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

These risks and uncertainties prevent us from estimating with any certainty the specific timing and future costs of our research and development programs, although historical trends within the industry suggest that expenses tend to increase in later stages of development. Arrangements with commercial vendors and academic researchers accounted for 47%, 51%, and 59% of our research and development expenses for fiscal 2011, 2010, and 2009, respectively. The outsourcing of such services provides us flexibility to discontinue or increase spending depending on the success of our research and development programs.

During fiscal 2011, research and development expenses decreased by $1,631,000 or 12% as compared to fiscal 2010. This decrease is comprised primarily of 1) $1,183,000 related to our secretin program for MRI imaging of the pancreas as the re-analysis of the images obtained from our Phase 3 clinical trial was completed in fiscal 2011 and the clinical trial was ongoing in fiscal 2010, 2) $629,000 related to our uridine program to treat bipolar depression as the Phase 2b trial was completed in March 2011 and 3) $449,000 related to our Friedreich’s ataxia program. These decreases were partially offset by a $548,000 increase related to our DcpS program to develop a drug for the treatment of patients with spinal muscular atrophy.

During fiscal 2010, research and development expenses increased by $1,388,000 or 11% as compared to fiscal 2009. This increase is comprised primarily of 1) $909,000 related to our DcpS program to develop a drug for the treatment of patients with spinal muscular atrophy, 2) $891,000 related to Friedreich’s ataxia as we identified a clinical candidate and began preparing for a Phase 1 clinical trial and 3) $236,000 related to increased personnel expenses primarily due to headcount additions in clinical and regulatory areas. These increases were partially offset by a $746,000 decrease as we approached the end of our Phase 3 clinical trial for RG1068, evaluating the use of human secretin in aiding pancreatic imaging.

Future research and development expenses are dependent on a number of variables, including the cost and design of clinical trials and external costs such as manufacturing of clinical materials. We expect our research and development expenses in fiscal 2012 to increase primarily due to drug manufacturing, regulatory and filing fees associated with the regulatory approval of RG1068 for MRI imaging of the pancreas and to continued development and expansion of our Opus product line. Also in fiscal 2012, we plan to initiate Phase 1 studies for RG2833 for Friedreich’s ataxia and RG3039 for spinal muscular atrophy, pending regulatory approvals. There may be further increases in expenses if we acquire additional product candidates.

Selling, general and administrative (“SG&A”) expenses include the associated costs with selling our commercial products and costs required to support our research and development efforts including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions. In addition, SG&A expenses have historically included costs associated with various litigation matters.

In fiscal 2011, SG&A costs increased by $947,000 or 13% as compared to fiscal 2010. This increase is primarily due to increased personnel expenses of approximately $500,000 due to headcount increases in marketing and business development including salaries, stock-based compensation and recruiting costs, increased investor relations expenses of $150,000, increased patent prosecution costs of $150,000, and increased amortization expense of $150,000 related to the BioFlash acquisition.

In fiscal 2010, SG&A costs increased by $1,139,000 or 19% as compared to fiscal 2009. This increase is primarily due to increased personnel expenses of $1,001,000 primarily due to headcount increases in marketing and business development including salaries and stock-based compensation.

We expect SG&A expenses to increase in fiscal 2012 primarily due to commercialization efforts as we prepare to launch RG1068 for MRI imaging of the pancreas, pending FDA approval, and slightly higher headcount and related personnel expenses.

Investment income

Investment income includes income earned on invested cash balances. Investment income for fiscal 2011, 2010 and 2009 was approximately $357,000, $870,000 and $1,896,000, respectively. The decrease of $513,000 or 59% in fiscal 2011 compared to fiscal 2010 and the decrease of $1,026,000 or 54% in fiscal 2010 compared to fiscal 2009 are primarily attributable to lower interest rates. We expect interest income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Benefit from income taxes

In fiscal year 2010, we recorded a tax benefit of approximately $835,000 primarily due to the “Worker, Homeownership, and Business Assistance Act of 2009” (the “Act”) that was enacted in November 2009. Among other things, the Act suspended the limitation on the use of net operating losses to offset alternative minimum tax liabilities, which enabled us to recover $835,000 of alternative minimum taxes paid in prior years. As a result, the Company had an effective tax rate of negative 17.0%.

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

At March 31, 2011, we had cash and marketable securities of $61,503,000 compared to $59,146,000 at March 31, 2010. A deposit for leased office space of $200,000 is classified as restricted cash and is not included in cash and marketable securities total for either 2011 or 2010.

Cash flows

(In thousands)	Year ended March 31,
Cash provided by (used in)	2011	Increase / (Decrease)	2010	Increase / (Decrease)	2009
Operating activities	$3,232	$5,680	$(2,448)	$(8,755)	$6,307
Investing activities	(1,504)	(11,425)	9,921	42,153	(32,232)
Financing activities	(50)	(62)	12	1,608	(1,596)

Operating activities

In fiscal 2011, our operating activities provided cash of $3,232,000 reflecting a net loss of approximately $43,000 which includes non-cash charges totaling approximately $2,683,000 including depreciation, amortization, and stock-based compensation charges. The remaining cash flow used in operations resulted from favorable changes in various working capital accounts.

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

Investing activities

In fiscal 2011, our investing activities consumed $1,504,000 of cash, which is primarily due to net purchases of marketable debt securities of $679,000, a $300,000 milestone payment related to our acquisition of the assets of BioFlash and $525,000 for capital expenditures. In fiscal 2010, our investing activities generated $9,921,000 of cash, which was primarily due to net maturities of marketable debt securities of $12,299,000 partially offset by $1,780,000 of cash used to acquire the assets of BioFlash and $597,000 for capital expenditures. In fiscal 2009, our investing activities consumed $32,232,000 of cash, which was primarily due to net purchases of marketable debt securities of $30,892,000. Also in fiscal 2009, we spent $1,340,000 on capital expenditures as we continued to upgrade both our research and development and manufacturing capabilities. We place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines.

Financing activities

Exercises of stock options provided cash receipts of $7,000, $54,000 and $402,000 in fiscal 2011, 2010 and 2009, respectively. Fiscal 2009 financing activities also included the repurchase of common stock which consumed $1,954,000.

Off-balance sheet arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual obligations

As of March 31, 2011, we had the following fixed obligations and commitments:

	Payments Due By Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating lease obligations	$467	$451	$14	$2	$—
Purchase obligations (1)	3,850	3,850	—	—	—
Contractual obligations (2)	740	35	135	240	330

Total	$5,057	$4,336	$149	$242	$330

(1)	Represents purchase orders for the procurement of raw material for manufacturing as well as clinical materials to support our upcoming trials.
(2)	These amounts include obligations for minimum contingent consideration from acquisitions as well as for license, supply and consulting agreements.

Capital requirements

Our future capital requirements will depend on many factors, including the following:

•	the success of our clinical studies;

•	the scope of and progress made in our research and development activities;

•	our ability to acquire additional products or product candidates;

•	our ability to establish one or more partnerships for commercialization of RG1068 outside the U.S.;

•	the extent of any share repurchase activity;

•	the success of any proposed financing efforts;

•	the ability to sustain sales and profits of our bioprocessing products; and

•	the amount of royalty revenues we receive from Bristol.

Absent acquisitions of additional products, product candidates or intellectual property, we believe our current cash balances are adequate to meet our cash needs for at least the next twenty-four months. We expect to incur increased expenses in fiscal 2012 compared to fiscal 2011. This is primarily due to commercialization efforts as we prepare to launch RG1068 for MRI imaging of the pancreas, pending regulatory approval, the development and expansion of our Opus product line, and the initiation of Phase 1 studies for RG2833 for Friedreich’s ataxia and RG3039 for spinal muscular atrophy, pending regulatory approvals. Our future capital requirements include, but are not limited to, continued investment in our research and development programs, the acquisition of additional products and technologies to complement our manufacturing capabilities, capital expenditures primarily associated with purchases of equipment and continued investment in our intellectual property portfolio.

We plan to continue to invest in our bioprocessing business and in key research and development activities. We actively evaluate various strategic transactions on an ongoing basis, including licensing or acquiring complementary products, technologies or businesses that would complement our existing portfolio of development programs. We continue to seek to acquire such potential assets that may offer us the best opportunity to create value for our shareholders. In order to acquire such assets, we may need to seek additional financing to fund these investments. This may require the issuance or sale of additional equity or debt securities. The sale of additional equity may result in additional dilution to our stockholders. Should we need to secure additional financing to acquire a product, fund future investment in research and development, or meet our future liquidity requirements, we may not be able to secure such financing, or obtain such financing on favorable terms because of the volatile nature of the biotechnology marketplace.

Net operating loss carryforwards

At March 31, 2011, we had net operating loss carryforwards of approximately $56,899,000 and business tax credits carryforwards of approximately $2,309,000 available to reduce future federal income taxes, if any. Additionally, at March 31, 2011, we had net operating loss carryforwards of approximately $4,184,000 and business tax credits carryforwards of approximately $3,231,000 available to reduce future state income taxes, if any. The net operating loss and business tax credits carryforwards will continue to expire at various dates through March 2031. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

In fiscal year 2010, we recorded a tax benefit of approximately ($835,000) primarily due to the “Worker, Homeownership, and Business Assistance Act of 2009” (the “Act”) that was enacted in November 2009. Among other things, the Act suspended the limitation on the use of net operating losses to offset alternative minimum tax liabilities and enabled us to receive a refund of $835,000 for alternative minimum taxes paid in prior years. In fiscal 2009, we utilized our net operating loss carryforwards to reduce our income tax provision.

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

Recent accounting pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). This ASU establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. Specifically, the provisions of this update address how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and we are therefore required to adopt this ASU on April 1, 2011. We do not currently believe that adoption will have a material impact on our results of operations, financial position or cash flows, but it could impact how we evaluate the accounting treatment on future license and/or collaboration arrangements.

In April 2010, FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force” (“ASU 2010-17”). This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We adopted ASU 2010-17 in July 2010. The adoption of this update did not have a material impact on our results of operations, financial position or cash flows as our accounting policy was consistent with the provisions of ASU 2010-17.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We have investments in U.S. Government and agency securities, corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $344,000 decrease in the fair value of our investments as of March 31, 2011. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of March 31, 2011, our internal control over financial reporting is effective based on those criteria. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this annual report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of March 31, 2011. Please see Item 9A of this Form 10-K.

/s/ REPLIGEN CORPORATION

June 9, 2011

(c) Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Repligen Corporation:

We have audited Repligen Corporation’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Repligen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Repligen Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Repligen Corporation as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011 of Repligen Corporation and our report dated June 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

June 9, 2011

(d) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have material affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Items 10, 11, 12, 13 and 14, is incorporated herein by reference from the Company’s proxy statement for the 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a) (1) Financial Statements:

The financial statements required by this item are submitted in a separate section beginning on page 36 of this Report, as follows:

(a) (2) Financial Statement Schedules:

None.

(a) (3) Exhibits:

The Exhibits which are filed as part of this Annual Report or which are incorporated by reference are set forth in the Exhibit Index hereto.

EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

4.2	Rights Agreement, dated as of March 3, 2003, between Repligen Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to Repligen Corporation’s Current Report on Form 8-K filed March 4, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

10.1*	Consulting Agreement, dated November 1, 1981, between Dr. Alexander Rich and Repligen Corporation. (filed as Exhibit 10.2 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

Exhibit Number	Document Description
10.2*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy (filed as Exhibit 10.3 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.3*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche (filed as Exhibit 10.4 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.4*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Daniel P. Witt (filed as Exhibit 10.5 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.5*	Employment Offer Letter dated February 29, 2008 by and between Repligen Corporation and William Kelly (filed as Exhibit 10.20 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2008 and incorporated herein by reference).

10.6*	Repligen Executive Incentive Compensation Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on form 8-K filed on December 14, 2005 and incorporated herein by reference).

10.7*	The Amended 1992 Repligen Corporation Stock Option Plan, as amended (filed as Exhibit 4.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

10.8*	The Second Amended and Restated 2001 Repligen Corporation Stock Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on September 18, 2008 and incorporated herein by reference).

10.8.1*	The Second Amended and Restated 2001 Repligen Corporation Stock Option Plan, Form of Incentive Stock Option Plan (filed as Exhibit 10.14 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.8.2*	The Amended and Restated 2001 Repligen Corporation Stock Plan, Form of Restricted Stock Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on January 9, 2006 and incorporated herein by reference).

10.9	Common Stock Purchase Warrant dated April 6, 2007 (filed as Exhibit 4.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

10.10#	Manufacturing Transfer Agreement dated as of December 17, 1998 among the Company and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference) (SEC File No. 000-14656).

10.11#	License Agreement dated as of July 24, 2000 with University of Michigan (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

10.12	Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference) (SEC File No. 000-14656).

10.13#	Settlement Agreement by and between ChiRhoClin, Inc. and Repligen Corporation, and dated as of May 9, 2005 (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

Exhibit Number	Document Description
10.14#	License Agreement by and between The Scripps Research Institute and Repligen Corporation dated April 6, 2007 (filed as Exhibit 10.18 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007 and incorporated herein by reference).

10.15#	Settlement and Release Agreement dated April 7, 2008 by and among Repligen Corporation, The Regents of the University of Michigan and Bristol-Myers Squibb Company (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).

10.16#	Strategic Supplier Alliance Agreement dated January 28, 2010 by and between Repligen Corporation and GE Healthcare Bio-Sciences AB (filed as Exhibit 10.17 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2010 and incorporated herein by reference).

10.17+	Letter Agreement, dated March 21, 2011, by and between Repligen Corporation and Walter C. Herlihy.

10.18+	Letter Agreement, dated March 21, 2011, by and between Repligen Corporation and James R. Rusche

10.19+	Letter Agreement, dated March 21, 2011, by and between Repligen Corporation and Daniel P. Witt.

23.1+	Consent of Ernst & Young LLP.

24.1+	Power of Attorney (included on signature page).

31.1+	Rule 13a-14(a)/15d-14(a) Certification.

31.2+	Rule 13a-14(a)/15d-14(a) Certification.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential treatment obtained as to certain portions.
*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

The exhibits listed above are not contained in the copy of the Annual Report on Form 10-K distributed to stockholders. Upon the request of any stockholder entitled to vote at the 2011 annual meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 41 Seyon Street, Waltham, MA 02453.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: June 9, 2011	By:	/S/ WALTER C. HERLIHY
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

Signature	Title	Date

/s/ WALTER HERLIHY Walter C. Herlihy, Ph.D.	President, Chief Executive Officer and Director (Principal executive officer)	June 9, 2011

/s/ WILLIAM J. KELLY William J. Kelly	Chief Financial Officer (Principal financial and accounting officer)	June 9, 2011

/s/ ALEXANDER RICH Alexander Rich, M.D.	Chairman of the Board	June 9, 2011

/s/ KAREN DAWES Karen Dawes	Director	June 9, 2011

/s/ ALFRED L. GOLDBERG Alfred L. Goldberg, Ph.D.	Director	June 9, 2011

/s/ EARL W. HENRY Earl W. Henry, M.D.	Director	June 9, 2011

/s/ THOMAS F. RYAN, JR. Thomas F. Ryan, Jr.	Director	June 9, 2011

/s/ GLENN L. COOPER Glenn L. Cooper, M.D.	Director	June 9, 2011

EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

4.2	Rights Agreement, dated as of March 3, 2003, between Repligen Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to Repligen Corporation’s Current Report on Form 8-K filed March 4, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

10.1*	Consulting Agreement, dated November 1, 1981, between Dr. Alexander Rich and Repligen Corporation. (filed as Exhibit 10.2 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.2*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy (filed as Exhibit 10.3 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.3*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche (filed as Exhibit 10.4 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.4*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Daniel P. Witt (filed as Exhibit 10.5 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.5*	Employment Offer Letter dated February 29, 2008 by and between Repligen Corporation and William Kelly (filed as Exhibit 10.20 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2008 and incorporated herein by reference).

10.6*	Repligen Executive Incentive Compensation Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on form 8-K filed on December 14, 2005 and incorporated herein by reference).

10.7*	The Amended 1992 Repligen Corporation Stock Option Plan, as amended (filed as Exhibit 4.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

10.8*	The Second Amended and Restated 2001 Repligen Corporation Stock Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on September 18, 2008 and incorporated herein by reference).

10.8.1*	The Second Amended and Restated 2001 Repligen Corporation Stock Option Plan, Form of Incentive Stock Option Plan (filed as Exhibit 10.14 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

Exhibit Number	Document Description
10.8.2*	The Amended and Restated 2001 Repligen Corporation Stock Plan, Form of Restricted Stock Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on January 9, 2006 and incorporated herein by reference).

10.9	Common Stock Purchase Warrant dated April 6, 2007 (filed as Exhibit 4.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

10.10#	Manufacturing Transfer Agreement dated as of December 17, 1998 among the Company and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference) (SEC File No. 000-14656).

10.11#	License Agreement dated as of July 24, 2000 with University of Michigan (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

10.12	Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference) (SEC File No. 000-14656).

10.13#	Settlement Agreement by and between ChiRhoClin, Inc. and Repligen Corporation, and dated as of May 9, 2005 (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.14#	License Agreement by and between The Scripps Research Institute and Repligen Corporation dated April 6, 2007 (filed as Exhibit 10.18 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007 and incorporated herein by reference).

10.15#	Settlement and Release Agreement dated April 7, 2008 by and among Repligen Corporation, The Regents of the University of Michigan and Bristol-Myers Squibb Company (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).

10.16#	Strategic Supplier Alliance Agreement dated January 28, 2010 by and between Repligen Corporation and GE Healthcare Bio-Sciences AB (filed as Exhibit 10.17 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2010 and incorporated herein by reference).

10.17+	Letter Agreement, dated March 21, 2011, by and between Repligen Corporation and Walter C. Herlihy.

10.18+	Letter Agreement, dated March 21, 2011, by and between Repligen Corporation and James R. Rusche

10.19+	Letter Agreement, dated March 21, 2011, by and between Repligen Corporation and Daniel P. Witt.

23.1+	Consent of Ernst & Young LLP.

24.1+	Power of Attorney (included on signature page).

31.1+	Rule 13a-14(a)/15d-14(a) Certification.

31.2+	Rule 13a-14(a)/15d-14(a) Certification.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Confidential treatment obtained as to certain portions.
*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Repligen Corporation:

We have audited the accompanying consolidated balance sheets of Repligen Corporation as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Repligen Corporation at March 31, 2011 and 2010, and the consolidated results of its operations, and its cash flows for each of the three years in the period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Repligen Corporation’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

June 9, 2011

REPLIGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$14,203,544	$12,526,040
Marketable securities	35,421,520	40,608,710
Accounts receivable, less reserve for doubtful accounts of $10,000	1,259,607	570,038
Royalties receivable	2,512,602	2,296,000
Inventories	1,953,976	2,201,140
Prepaid expenses and other current assets	492,767	1,479,107

Total current assets	55,844,016	59,681,035
Property, plant and equipment, at cost:
Leasehold improvements	3,879,130	3,855,616
Equipment	4,426,628	4,176,281
Furniture and fixtures	644,541	567,480

Total property, plant and equipment, at cost	8,950,299	8,599,377
Less: Accumulated depreciation	(6,793,984)	(5,466,354)

Property, plant and equipment, net	2,156,315	3,133,023
Long-term marketable securities	11,878,201	6,011,697
Intangible assets, net	1,221,458	1,400,208
Goodwill	994,000	994,000
Restricted cash	200,000	200,000

Total assets	$72,293,990	$71,419,963

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$930,601	$991,005
Accrued liabilities	3,692,523	3,666,135

Total current liabilities	4,623,124	4,657,140
Long-term liabilities	584,162	642,447

Total liabilities	5,207,286	5,299,587
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 30,812,257 shares at March 31, 2011 and 30,761,807 shares at March 31, 2010 issued and outstanding	308,123	307,618
Additional paid-in capital	184,743,195	183,733,863
Accumulated deficit	(117,964,614)	(117,921,105)

Total stockholders’ equity	67,086,704	66,120,376

Total liabilities and stockholders’ equity	$72,293,990	$71,419,963

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2011	2010	2009
Revenue:
Product revenue	$14,961,397	$10,304,727	$14,528,916
Royalty and other revenue	12,329,627	10,666,342	14,832,605

Total revenue	27,291,024	20,971,069	29,361,521
Operating expenses: (1)
Cost of product revenue	5,579,759	4,159,002	5,685,577
Cost of royalty and other revenue	1,537,666	1,347,168	1,091,297
Research and development	12,528,819	14,159,721	12,771,573
Selling, general and administrative	8,018,851	7,071,859	5,933,090

Total operating expenses	27,665,095	26,737,750	25,481,537

(Loss) income from operations	(374,071)	(5,766,681)	3,879,984
Investment income	356,729	870,043	1,895,706
Interest expense	(26,167)	(1,972)	(2,963)

(Loss) income before income taxes	(43,509)	(4,898,610)	5,772,727
Income tax provision (benefit)	—	(834,766)	26,699

Net (loss) income	$(43,509)	$(4,063,844)	$5,746,028

Earnings (loss) per share:
Basic	$(0.00)	$(0.13)	$0.19

Diluted	$(0.00)	$(0.13)	$0.18

Weighted average shares outstanding:
Basic	30,781,881	30,752,041	30,957,957

Diluted	30,781,881	30,752,041	31,290,233

(1) Includes non-cash stock-based compensation as follows:

Cost of product revenue	$48,547	$40,941	$47,686
Research and development	225,567	209,335	172,872
Selling, general and administrative	729,152	756,522	602,687

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Number of Shares	Amount
Balance, March 31, 2008	31,072,934	$310,729	$184,372,945	$(120,576,820)	$64,106,854

Share-based compensation expense			823,245		823,245
Repurchase and retirement of treasury stock	(492,827)	(4,928)	(2,923,058)	973,530	(1,954,456)
Exercise of stock options	161,600	1,616	400,143		401,759
Net income				5,746,028	5,746,028

Balance, March 31, 2009	30,741,707	$307,417	$182,673,275	$(113,857,261)	$69,123,431

Share-based compensation expense			1,006,798		1,006,798
Exercise of stock options	20,100	201	53,790		53,991
Net loss				(4,063,844)	(4,063,844)

Balance, March 31, 2010	30,761,807	$307,618	$183,733,863	$(117,921,105)	$66,120,376

Share-based compensation expense			1,003,266		1,003,266
Exercise of stock options	50,450	505	6,066		6,571
Net loss				(43,509)	(43,509)

Balance, March 31, 2011	30,812,257	$308,123	$184,743,195	$(117,964,614)	$67,086,704

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss):	$(43,509)	$(4,063,844)	$5,746,028
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,674,528	1,378,999	1,077,347
Stock-based compensation expense	1,003,266	1,006,798	823,245
Loss on disposal of assets	5,597	905	6,123
Changes in assets and liabilities:
Accounts receivable	(689,569)	(29,259)	520,822
Royalties receivable	(216,602)	(259,200)	(1,972,600)
Inventories	247,164	212,087	391,020
Prepaid expenses and other current assets	986,340	(545,522)	(226,238)
Accounts payable	(60,404)	(931,567)	(799,337)
Accrued liabilities	383,237	782,200	801,379
Long-term liabilities	(58,285)	49	(60,645)

Net cash provided by (used in) operating activities	3,231,763	(2,448,354)	6,307,144

Cash flows from investing activities:
Purchases of marketable securities	(84,329,731)	(47,038,060)	(56,865,473)
Redemptions of marketable securities	83,650,417	59,336,807	25,973,235
Acquisition of assets of BioFlash Partners, LLC	(300,000)	(1,780,000)	—
Purchases of property, plant and equipment	(524,666)	(597,349)	(1,339,999)

Net cash (used in) provided by investing activities	(1,503,980)	9,921,398	(32,232,237)

Cash flows from financing activities:
Exercise of stock options	6,571	53,991	401,759
Repurchase of common stock	—	—	(1,954,456)
Principal payments under capital lease obligations	(56,850)	(42,405)	(42,938)

Net cash (used in) provided by financing activities	(50,279)	11,586	(1,595,635)

Net increase (decrease) in cash and cash equivalents	1,677,504	7,484,630	(27,520,728)
Cash and cash equivalents, beginning of period	12,526,040	5,041,410	32,562,138

Cash and cash equivalents, end of period	$14,203,544	$12,526,040	$5,041,410

Supplemental disclosure of non-cash investing activities:
Contingent consideration transferred in acquisition of BioFlash Partners, LLC	$—	$560,000	$—

Supplemental disclosure of cash flow information:
Income taxes (refunded) paid	$—	$(135,157)	$166,000

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

Repligen Corporation (“Repligen” or the “Company”) is an integrated biopharmaceutical company focused on the development and commercialization of innovative therapies that deliver the benefits of protein therapies to patients and clinicians in the fields of neurology and gastroenterology. The Company is currently conducting a number of drug development programs for diseases such as pancreatitis, Friedreich’s ataxia and spinal muscular atrophy. Repligen also has a bioprocessing business that focuses on the development and commercialization of products that are used in the production of biopharmaceuticals. In addition, the Company has out-licensed certain biologics intellectual property from which we receive royalties from Bristol-Myers Squibb Company (“Bristol”) on their net sales in the United States of their product Orencia®.

The Company is subject to a number of risks typically associated with companies in the biotechnology industry. These risks principally include the Company’s dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with the U.S. Food and Drug Administration and other governmental regulations and approval requirements, as well as the ability to grow the Company’s business and obtain adequate funding to finance this growth.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Repligen Europe Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company generates product revenues from the sale of bioprocessing products to customers in the pharmaceutical and process chromatography industries. The Company recognizes revenue related to product sales upon delivery of the product to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Determination of whether these criteria have been met is based on management’s judgments primarily regarding the fixed nature of the fee charged for product delivered and the collectability of those fees. The Company has a few longstanding customers who comprise the majority of revenue and have excellent payment history and therefore the Company does not require collateral. The Company has had no significant write-offs of uncollectible invoices in the periods presented.

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

In April 2008, the Company settled its outstanding litigation with Bristol and began recognizing royalty revenue in fiscal year 2009 for Bristol’s net sales in the United States of Orencia® which is used in the treatment of rheumatoid arthritis. Pursuant to the Bristol Settlement (see Note 10), the Company recognized royalty revenue of approximately $10,251,000, $8,980,000 and $13,383,000 in fiscal years 2011, 2010 and 2009, respectively. The $13,383,000 recognized in fiscal 2009 included an initial $5.0 million royalty payment, $1.3 million in royalties for sales of Orencia® from January 1, 2008 to March 31, 2008, as well as $7.1 million for sales in fiscal year 2009. Revenue earned from Bristol royalties is recorded in the periods when it is earned based on royalty reports sent by Bristol to the Company. The Company has no continuing obligations to Bristol as a result of this settlement.

Additionally, the Company earned and recognized approximately $1,009,000 and $776,000 in fiscal years 2010 and 2009, respectively, in royalty revenue from ChiRhoClin for their sales of secretin. Revenue earned from ChiRhoClin royalties was recorded in the periods when it was earned based on royalty reports sent by ChiRhoClin to the Company. In December 2009, ChiRhoClin fulfilled its royalty obligations to the Company for its sales of secretin. The Company does not expect to recognize any further royalty revenue from ChiRhoClin.

In fiscal years 2011, 2010 and 2009, the Company recognized approximately $594,000, $552,000 and $564,000, respectively, of revenue from a sponsored research and development project under an agreement with the Muscular Dystrophy Association. Also in fiscal 2011, the Company recognized approximately $364,000, $194,000 and $194,000, respectively, of revenue from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, Go Friedreich’s Ataxia Research (“GoFar”), and the Friedreich’s Ataxia Research Alliance, respectively. In fiscal 2011, the Company also recognized approximately $733,000 in one-time grants under the Qualifying Therapeutic Discovery Project Program which was created in March 2010 as part of the Patient Protection and Affordability Care Act. The Company also recognized approximately $125,000 and $110,000 in fiscal years 2010 and 2009, respectively, under other sponsored research and development projects.

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

There have been no material changes to the Company’s initial estimates related to revenue recognition in any periods presented in the accompanying consolidated financial statements.

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

Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive income (loss) is equal to the reported net income (loss) for all periods presented.

Cash, Cash Equivalents and Marketable Securities

At March 31, 2011, the Company’s investments included money market funds as well as short-term and long-term marketable securities, which are classified as held-to-maturity investments as the Company has the positive intent and ability to hold the investments to maturity. These investments are therefore recorded on an amortized cost basis. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are securities with maturities of greater than one year. The average remaining maturity of marketable securities at March 31, 2011 is approximately 8.7 months.

Management reviewed the Company’s investments as of March 31, 2011 and concluded that there are no securities with other than temporary impairments in the investment portfolio. The Company does not intend to sell any investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases at maturity.

Investments in held-to-maturity debt securities consist of the following at March 31, 2011:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$17,727,581	$9,189	$(852)	$17,735,918
Corporate and other debt securities	17,693,939	17,417	(4,578)	17,706,778

	35,421,520	26,606	(5,430)	35,442,696
Long-term marketable securities:
U.S. Government and agency securities	9,257,798	235	(15,613)	9,242,420
Corporate and other debt securities	2,620,403	2,731	(1,744)	2,621,390

	11,878,201	2,966	(17,357)	11,863,810

Total	$47,299,721	$29,572	$(22,787)	$47,306,506

At March 31, 2011, the Company’s investments included 18 held-to-maturity debt securities in unrealized loss positions with a total unrealized loss of approximately $23,000 and a total fair market value of approximately $19,281,000. All investments with gross unrealized losses have been in unrealized loss positions for less than 12 months. The unrealized losses were caused by a temporary change in the market for the securities. There was no change in the credit risk of the securities. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the expected recovery of their amortized cost bases. There were no realized gains or losses on the investments for the years ended March 31, 2011, 2010 and 2009.

Investments in held-to-maturity debt securities consisted of the following at March 31, 2010:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$23,009,237	$25,883	$(1,748)	$23,033,372
Corporate and other debt securities	17,599,473	82,760	—	17,682,233

	40,608,710	108,643	(1,748)	40,715,605
Long-term marketable securities:
U.S. Government and agency securities	3,261,524	10,849	(8,546)	3,263,827
Corporate and other debt securities	2,750,173	28,105	—	2,778,278

	6,011,697	38,954	(8,546)	6,042,105

Total	$46,620,407	$147,597	$(10,294)	$46,757,710

The contractual maturities of held-to-maturity debt securities at March 31, 2011 were as follows:

	Amortized Cost	Fair Value
Due in 1 year or less	$35,421,520	$35,442,696
Due in 1 to 2 years	11,878,201	11,863,810

	$47,299,721	$47,306,506

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

Balance at March 31, 2010	$560,000
Payments	(15,000)
Changes in Fair Value	13,484

Balance at March 31, 2011	$558,484

The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$9,167,926			$9,167,926

There were no remeasurements to fair value during the year ended March 31, 2011 of financial assets and liabilities that are not measured at fair value on a recurring basis.

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories consist of the following:

	As of March 31,
	2011	2010
Raw Materials	$944,259	$1,067,823
Work-in-process	518,374	395,088
Finished products	491,343	738,229

Total	$1,953,976	$2,201,140

Accrued Liabilities

The Company estimates accrued liabilities by identifying services performed on the Company’s behalf, estimating the level of service performed and determining the associated cost incurred for such service as of each balance sheet date. Examples of estimated accrued expenses include: 1) Fees paid to contract manufacturers in conjunction with the production of clinical materials. These expenses are normally determined through a contract or purchase order issued by the Company; 2) Service fees paid to organizations for their performance in conducting clinical trials. These expenses are determined by contracts in place for those services and communications with project managers on costs which have been incurred as of each reporting date; 3) Professional and consulting fees incurred with law firms, audit and accounting service providers and other third party consultants. These expenses are determined by either requesting those service providers to estimate unbilled services at each reporting date for services incurred or tracking costs incurred by service providers under fixed fee arrangements.

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

For depreciation of property and equipment, the Company expensed approximately $1,496,000, $1,349,000, and $1,077,000 in fiscal 2011, 2010, and 2009, respectively. These amounts include depreciation of assets recorded under capitalized lease agreements of approximately $82,000, $34,000, and $38,000 in 2011, 2010, and 2009, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share for the years ended March 31, 2011, 2010 and 2009 was computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings

(loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock and warrants.

Basic and diluted weighted average shares outstanding were as follows:

	Year Ended March 31,
	2011	2010	2009
Weighted average common shares	30,781,881	30,752,041	30,957,957
Dilutive common stock options	—	—	332,276

Weighted average common shares, assuming dilution	30,781,881	30,752,041	31,290,233

Diluted weighted average shares outstanding for the years ended March 31, 2011 and 2010 do not include the impact of 2,580,600 and 2,320,150 outstanding potential common shares for stock options, respectively, as they would be anti-dilutive. Accordingly, basic and diluted net loss per share are the same for years ended March 31, 2011 and 2010.

For the year ended March 31, 2009, options to purchase 938,000 shares were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares.

Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Year ended March 31,
	2011	2010	2009
United States	50%	57%	60%
Sweden	42%	36%	36%
Other	8%	7%	4%

Total	100%	100%	100%

The following table represents the Company’s total revenue by product type:

	Year ended March 31
	2011	2010	2009
Bioprocessing	$14,961,397	$10,304,727	$14,361,025
SecreFlo®	—	—	167,891

Product revenue	$14,961,397	$10,304,727	$14,528,916
Royalty and other revenue	12,329,627	10,666,342	14,832,605

Total revenue	$27,291,024	$20,971,069	$29,361,521

All of the Company’s assets are located in the United States for fiscal years ended March 31, 2011, 2010 and 2009.

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings and credit exposure to any one issue, issuer (with the exception of U.S. treasury obligations) and type of instrument is limited. At March 31, 2011, 2010 and 2009, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Years Ended March 31,
	2011	2010	2009
Orencia® Royalties from Bristol	38%	43%	46%
Bioprocessing Customer A	42%	36%	36%

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable and royalties receivable balances are as follows:

	As of March 31,
	2011	2010
Orencia® Royalties from Bristol	56%	80%
Bioprocessing Customer A	21%	—
Bioprocessing Customer B	—	13%

Goodwill, Other Intangible Assets and Acquisitions

Acquisitions

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. The fair value of contingent consideration includes estimates and judgments made by management regarding the extent of royalties to be earned in excess of the defined minimum royalties. Management updates these estimates and the related fair value of contingent consideration at each reporting period.

Goodwill

Goodwill is not amortized and is reviewed for impairment at least annually. There was no evidence of impairment to goodwill for fiscal year 2011.

Other Intangible Assets

As of March 31, 2011	Gross Carrying Amount	Accumulated Amortization	Useful Life (in years)
Technology – developed	$760,000	$(110,834)	8
Patents	240,000	(35,000)	8
Customer relationships	430,000	(62,708)	8

	$1,430,000	$(208,542)

As of March 31, 2010	Gross Carrying Amount	Accumulated Amortization	Useful Life (in years)
Technology – developed	$760,000	$(15,834)	8
Patents	240,000	(5,000)	8
Customer relationships	430,000	(8,958)	8

	$1,430,000	$(29,792)

On January 29, 2010, the Company acquired the assets of BioFlash including a technology platform for the production of pre-packed, “plug and play” chromatography columns for total consideration transferred of $2.6 million. This patented technology enables economical production of chromatography columns in a format that is ready for use in the production of a broad range of biopharmaceuticals including monoclonal antibodies, vaccines and recombinant proteins. The terms of the acquisition included an upfront payment of $1.8 million, a $300,000 payment made in November 2010, and future royalties based on product sales.

Amortization expense for amortized intangible assets was approximately $179,000 in fiscal 2011. The Company expects to record amortization expense of approximately $179,000 in each of the next five years.

Intangible assets are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within selling, general and administrative expense in the statements of operations. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including: a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset based on the sum of the future undiscounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. There were no indicators of impairment in fiscal year 2011.

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

Estimated forfeiture rates—The Company has applied, based on an analysis of its historical forfeitures, annual forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees to all unvested stock options as of March 31, 2011. The Company reevaluates this analysis periodically and adjusts these estimated forfeiture rates as necessary. Ultimately, the Company will only recognize expense for those shares that vest.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). This ASU establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. Specifically, the provisions of this update address how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and the Company is therefore required to adopt this ASU on April 1, 2011. The Company does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows, but it could impact how the Company evaluates the accounting treatment on future license and/or collaboration arrangements.

In April 2010, FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition—a consensus of the FASB Emerging Issues Task Force” (“ASU 2010-17”). This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company adopted ASU 2010-17 in July 2010. The adoption of this update did not have a material impact on the Company’s results of operations, financial position or cash flows as its accounting policy was consistent with the provisions of ASU 2010-17.

3.	Income Taxes

For the year ended March 31, 2011, the Company has no current provisions for federal or state income taxes. For the year ended March 31, 2010, the tax benefit of ($834,766) is comprised of a current benefit for federal income taxes of ($834,766). The benefit for federal income taxes is due to the “Worker, Homeownership, and Business Assistance Act of 2009” (the “Act”) that was enacted in November 2009. Among other things, the Act suspended the limitation on the use of net operating losses to offset alternative minimum tax liabilities. The Company paid a total of approximately $835,000 of alternative minimum taxes in the fiscal years ended March 31, 2009 and 2008 combined. During the current year, the Company received a refund of approximately $835,000 upon filing its tax return for the year ended March 31, 2010 and related carry-back claim. This refundable tax amount is included in prepaid expenses and other current assets on the balance sheet at March 31, 2010. For the year ended March 31, 2009, the tax provision of $26,699 is comprised of a current provision for federal income taxes of $29,557 and a current benefit for state income taxes of ($2,858).

At March 31, 2011, the Company had net operating loss carryforwards of approximately $56,899,000 and business tax credits carryforwards of approximately $2,309,000 available to reduce future federal income taxes, if any. Additionally, at March 31, 2011, the Company had net operating loss carryforwards of approximately $4,184,000 and business tax credits carryforwards of approximately $3,231,000 available to reduce future state income taxes, if any. The net operating loss and business tax credits carryforwards will continue to expire at various dates through March 2031. The net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

Our deferred tax assets consist of the following:

	As of March 31,
	2011	2010
Temporary timing differences	$4,520,000	$4,700,000
Net operating loss carryforwards	19,587,000	21,919,000
Tax business credits carryforwards	4,442,000	4,157,000

Total deferred tax assets	28,549,000	30,776,000
Valuation allowance	(28,549,000)	(30,776,000)

Net deferred tax asset	$—	$—

At March 31, 2011 and 2010, a full valuation allowance has been provided against the deferred tax assets, as it is uncertain if the Company will realize the benefits of such deferred tax assets. The valuation allowance increased $2,227,000 for the year ended March 31, 2011.

The reconciliation of the federal statutory rate to the effective income tax rate for the years ended March 31, 2011, 2010 and 2009 is as follows:

	Years Ended March 31,
	2011		2010		2009
(Loss) income before income taxes	$(43,509)%		$(4,898,610)%		$5,772,727	%

Expected tax (recovery) at statutory rate	(14,793)	(34.0)%	(1,665,527)	(34.0)%	1,962,727	34.0%
Adjustments due to:
State income and franchise taxes	96,141	221.0%	(80,151)	(1.6)%	287,822	5.0%
Utilization of loss carryforwards and business tax credits	(66,126)	(152.0)%	(934,659)	(19.1)%	(1,891,597)	(32.8)%
Alternative minimum tax	—	—	—	—	96,540	1.7%
Permanent differences	250,483	575.7%	255,766	5.2%	207,508	3.6%
Change in valuation allowance	(265,706)	(610.7)%	1,589,805	32.5%	(636,301)	(11.0)%

(Benefit) provision for income taxes	$—	(0.0)%	$(834,766)	(17.0)%	$26,699	0.5%

At March 31, 2011, 2010 and 2009, the Company had no material unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties have been recognized by the Company to date.

Fiscal years 2006 through 2011 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process.

4.	Stockholders’ Equity

Common Stock and Warrants

At March 31, 2011, the Company has reserved 2,843,409 shares of common stock pursuant to the Plans, as described below. On April 6, 2007, the Company issued warrants to an individual at Scripps to purchase up to 150,000 shares of common stock at $0.01 per share, as discussed in Note 11. The warrants have a 7-year term and are exercisable based on performance criteria as detailed in the warrant agreement. At this time, the Company does not believe that the performance criteria are probable of being achieved in the near future.

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

Stock Based Compensation

For fiscal years ended March 31, 2011, 2010 and 2009, the Company recorded stock-based compensation expense of approximately $1,003,000, $1,007,000 and $823,000, respectively, for stock options granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”).

The 2001 Plan allows for the granting of incentive and nonqualified options and restricted stock and other equity awards to purchase shares of common stock. Incentive options granted to employees under the 2001 Plan generally vest over a four to five-year period, with 20%-25% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the 2001 Plan generally vest over one year. Options granted under the 2001 Plan have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At March 31, 2011, options to purchase 2,580,600 shares were outstanding under the 2001 Plan and the 1992 Repligen Corporation Stock Option Plan (collectively with the 2001 Plan, the “Plans”). At March 31, 2011, 262,809 shares were available for future grant under the 2001 Plan.

The Company uses the Black-Scholes option pricing model to calculate the fair value of share-based awards on the grant date. The fair value of share-based awards granted during the fiscal years ended March 31, 2011, 2010 and 2009 were calculated using the following estimated weighted-average assumptions:

	Years Ended March 31,
	2011	2010	2009
Expected term (years)	6.5	6.5	6.5
Volatility	55.94% - 63.60%	58.12% - 65.14%	60.47% - 64.07%
Risk-free interest rate	1.81% - 2.83%	2.54% - 3.14%	1.88% - 3.71%
Expected dividend yield	—	—	—

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures.

Information regarding option activity for the year ended March 31, 2011 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at April 1, 2010	2,320,150	$4.37
Granted	580,000	3.56
Exercised	(50,450)	1.88
Forfeited/cancelled	(269,100)	5.21

Options outstanding at March 31, 2011	2,580,600	$4.15	6.48	$903,862

Options exercisable at March 31, 2011	1,457,900	$4.09	4.97	$667,488

Vested and expected to vest at March 31, 2011 (1)	2,436,718	$4.13	6.38	$879,944

(1)	This represents the number of vested options as of March 31, 2011 plus the number of unvested options expected to vest as of March 31, 2011 based on the unvested outstanding options at March 31, 2011 adjusted for estimated forfeitures.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2011 of $3.74 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2011.

The weighted average grant date fair value of options granted during the fiscal years ended March 31, 2011 and 2010 was $2.11 and $2.71, respectively. The total fair value of stock options that vested during fiscal years ended March 31, 2011, 2010 and 2009 was approximately $993,000, $1,067,000 and $655,000, respectively. The total intrinsic value of options exercised during the years ended March 31, 2011, 2010 and 2009 was approximately $95,000, $44,000 and $418,000, respectively, determined as of the date of exercise. The Company received approximately $7,000, $54,000 and $402,000 from stock option exercises during the years ended March 31, 2011, 2010 and 2009, respectively.

As of March 31, 2011, there was $1,961,018 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.05 years. The Company expects 978,818 in unvested options to vest over the next five years.

5.	Commitments and Contingencies

Lease Commitments

In 2001, the Company entered into a ten-year lease agreement for approximately 25,000 square feet of space located in Waltham, Massachusetts to be used for its corporate headquarters, manufacturing, research and development, and marketing and administrative operations. In connection with this lease agreement, the Company issued a letter of credit in the amount of $200,000 to the lessor. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is classified as restricted cash in the accompanying balance sheet as of March 31, 2011 and 2010. In 2007, the Company entered into a five-year lease agreement for approximately 2,500 square feet of space in Waltham, Massachusetts to provide for expanded manufacturing operations. Adjacent to this space, the Company entered into a two-year lease in 2008 for approximately 7,350 square feet of additional space to be used for expanded manufacturing and administrative operations.

In fiscal 2005 and 2006, Repligen entered into capital lease agreements to provide the Company with manufacturing and office equipment over a three to five-year period. As of March 31, 2011, the Company has no remaining capital lease obligations.

Obligations under non-cancelable operating leases, including the facility leases discussed above, as of March 31, 2011 are approximately as follows:

Years Ending	Operating Leases
March 31, 2012	$451,000
March 31, 2013	7,000
March 31, 2014	7,000
March 31, 2015	2,000

Minimum lease payments	$467,000

Rent expense charged to operations under operating leases was approximately $686,000, $689,000 and $631,000 for the years ended March 31, 2011, 2010 and 2009, respectively. As of March 31, 2011, 2010 and 2009, the Company had deferred rent liabilities of $27,000, $64,000 and $100,600, respectively, related to the escalating rent provisions for the Waltham headquarters.

Licensing and Research Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements which require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. The Company has recorded research and development expenses associated with license agreements of approximately $374,000, $643,000, and $326,000 for fiscal years 2011, 2010 and 2009, respectively.

In October 2009, the Company entered into an exclusive worldwide commercial license agreement with Families of Spinal Muscular Atrophy (see Note 12). The initial license fee of $500,000 and a related sublicense fee of $175,000 were charged to research and development expenses in fiscal 2010. A related sublicense fee of $65,000 was charged to research and development expenses in fiscal 2011.

Purchase Orders, Supply Agreements and Other Contractual Obligations

In the normal course of business, the Company has entered into purchase orders and other agreement with manufacturers, distributors and others. Outstanding obligations at March 31, 2011 of approximately $3,850,000 are expected to be completed within one year.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	As of March 31,
	2011	2010
Equipment and services	$179,153	$109,358
Interest receivable	103,695	223,290
Prepaid insurance	95,233	169,829
Clinical and research expenses	57,630	80,031
Prepaid taxes	—	882,439
Other	57,056	14,160

Total	$492,767	$1,479,107

7.	Accrued Liabilities

Accrued liabilities consist of the following:

	As of March 31,
	2011	2010
Employee compensation	$1,466,225	$1,285,172
Research and development	759,450	787,267
Unearned revenue	660,624	306,794
Royalty and license fees	410,591	881,900
Professional fees	87,634	216,086
Other accrued expenses	307,999	188,916

Total	$3,692,523	$3,666,135

8.	Employee Benefit Plan

The Repligen Corporation 401(k) Savings and Retirement Plan (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to match a portion of the employees’ contributions up to a defined maximum. The match is calculated on a calendar year basis. The Company matched approximately $108,000, $117,000, and $85,000 for the fiscal years ended March 31, 2011, 2010, and 2009 respectively.

9.	Related Party Transactions

In fiscal year 2009, the Company paid Dr. Alexander Rich, Chairman of the Board of Directors, $47,400 per a consulting agreement that automatically extended for successive one-year terms unless terminated by either party at least 90 days prior to the next anniversary date. Effective January 2009, this consulting agreement was terminated and Dr. Rich is now paid a monthly retainer similar to the Company’s other directors. Dr. Rich received no additional cash compensation for attendance at Board of Directors meetings or otherwise as director.

10.	Legal Proceedings

Bristol-Myers Squibb Company (“Bristol”)

In January 2006, Repligen and the University of Michigan jointly filed a complaint against Bristol in the United States District Court for the Eastern District of Texas for infringement of U.S. Patent No. 6,685,941 (“the ‘941 patent”) for the commercial sale of Orencia®. The ‘941 patent, entitled “Methods of Treating Autoimmune Disease via CTLA4-Ig,” covers methods of using CTLA4-Ig to treat rheumatoid arthritis as well as other therapeutic methods. Repligen has exclusive rights to this patent from its owners, the University of Michigan and the U.S. Navy. In February 2006, Bristol answered the complaint and counterclaimed seeking a declaratory judgment that the ‘941 patent is invalid and unenforceable and that Bristol does not infringe the patent.

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

Pursuant to the Bristol Settlement, the Company recognized royalty revenue in fiscal years 2011, 2010 and 2009 of approximately $10,251,000, $8,980,000 and $13,383,000, respectively. The $13,383,000 recognized in fiscal 2009 included an initial $5.0 million royalty payment, $1.3 million in royalties for sales of Orencia® from January 1, 2008 to March 31, 2008, as well as $7.1 million for sales in fiscal year 2009 (see Note 2).

Repligen must also remit to the University of Michigan 15% of all royalty revenue received from Bristol. Royalty expense for fiscal years 2011, 2010 and 2009 was approximately $1,537,000, $1,347,000 and $1,091,000, respectively. This operating expense is included on the statements of operations under the line item “Cost of royalty and other revenue.”

11.	Scripps License Agreement

On April 6, 2007, the Company entered into an exclusive worldwide commercial license agreement (“License Agreement”) with The Scripps Research Institute (“Scripps”). Pursuant to the License Agreement, the Company obtained a license to use, commercialize and sublicense certain patented technology and improvements thereon, owned or licensed by Scripps, relating to compounds which may have utility in treating Friedreich’s ataxia, an inherited neurodegenerative disease. Research in tissues derived from patients, as well as from mice, indicates that the licensed compounds increase production of the protein frataxin, which suggests potential utility of these compounds in slowing or stopping progression of the disease. There are currently no approved treatments for Friedreich’s ataxia in the U.S.

Pursuant to the License Agreement, the Company agreed to pay Scripps an initial license fee of $300,000, certain royalty and sublicense fees and, in the event that the Company achieves specified developmental and commercial milestones, certain additional milestone payments. Total future milestone payments, if all milestones were achieved, would be approximately $4.3 million. In addition, the Company issued Scripps and certain of its designees 87,464 shares of the Company’s common stock which had a value of $300,000 on the date of issuance. The Company recorded the initial license payment and the value of the shares issued as research and development costs in the statements of operations in fiscal 2008.

In connection with the License Agreement, the Company issued warrants to an individual at Scripps to purchase up to 150,000 shares of common stock. The warrants have a 7-year term and are exercisable based on performance criteria as detailed in the warrant agreement. No expense has been recorded related to these warrants through March 31, 2011, as none of the performance criteria have been achieved. At this time, the Company does not believe that the performance criteria are probable of being achieved in the near future.

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

Pursuant to the License Agreement, the Company paid FSMA an initial license fee of $500,000 and a related sublicense fee of $175,000 in fiscal 2010. These license fees were recorded as research and development expense in the statements of operations. If all milestones are achieved, total financial obligations under this agreement, including milestone payments, sublicense fees, and other charges, could total approximately $16,000,000. Given the uncertain nature of such a development program, the likelihood that products or services will result from the research program is not known at this time. The Company has therefore ascribed no value to the license or the related liability.

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

On January 29, 2010, the Company acquired the assets of BioFlash including a technology platform for the production of pre-packed, “plug and play” chromatography columns for total consideration transferred of $2.6 million. This patented technology enables economical production of chromatography columns in a format that is ready for use in the production of a broad range of biopharmaceuticals including monoclonal antibodies, vaccines and recombinant proteins. The terms of the acquisition included an upfront payment of $1.8 million, a milestone payment of $300,000 payable the earlier of (i) the date on which Repligen receives an acknowledgment executed by a specific customer or (ii) the second anniversary of the acquisition date, and future royalties based on product sales. The milestone payment was made to BioFlash in November 2010.

The Company will manufacture and sell these pre-packed columns under the brand name Opus. Opus pre-packed chromatography columns have the potential to improve manufacturing efficiencies by reducing time for column packing, set-up and cleaning.

Consideration Transferred

The Company accounted for the acquisition of the assets of BioFlash as the purchase of a business under U.S. Generally Accepted Accounting Principles. Under the acquisition method of accounting, the assets of BioFlash were recorded as of the acquisition date, at their respective fair values, and consolidated with those of Repligen. The purchase price was based upon estimates of the fair value of assets acquired. The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates. The Company incurred transaction costs of $90,707 associated with the acquisition of the assets of BioFlash.

The total consideration transferred follows:

Cash consideration	$1,780,000
Liability for additional payment	300,000
Estimated fair value of contingent consideration	560,000

Total consideration transferred	$2,640,000

The fair value of contingent consideration was determined based upon a probability weighted analysis of expected future royalty payments (and the fair value of a time-based additional payment) to be made to former shareholders of BioFlash. The liability for contingent consideration is included in long-term liabilities on the balance sheets and will be remeasured at each reporting period until the contingency is resolved.

Allocation of Consideration Transferred

The following chart summarizes the allocation of consideration transferred:

Intangible assets subject to amortization	$1,430,000
Goodwill	994,000
Equipment	216,000

Total	$2,640,000

The excess of the consideration transferred over the fair value of net tangible assets acquired was allocated to specific intangible asset categories as follows:

	Amount Assigned	Amortization Period
Amortizable intangible assets
Technology – developed	$760,000	8 years
Patents	240,000	8 years
Customer relationships	430,000	8 years

	$1,430,000
Goodwill	994,000

The Company believes that the intangible assets were recorded at fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets. The Company used the income approach to determine the fair value of the amortizable intangible assets.

Various factors contributed to the establishment of goodwill, including the expected business plans and opportunities to introduce future products to BioFlash’s customer base.

14.	Selected Quarterly Financial Data (Unaudited)

The following table contains consolidated statements of operations information for each quarter of fiscal 2011 and 2010. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Q4 FY11	Q3 FY11	Q2 FY11	Q1 FY11	Q4 FY10	Q3 FY10	Q2 FY10	Q1 FY10
	(in thousands, except per share amounts)
Revenue:
Product revenue	$3,150	$3,126	$4,416	$4,269	$2,225	$2,865	$2,742	$2,473
Royalty and other revenue	2,756	3,942	2,891	2,741	2,647	2,752	2,679	2,588

Total revenue	5,906	7,068	7,307	7,010	4,872	5,617	5,421	5,061

Operating expenses:
Cost of product revenue	1,393	1,449	1,472	1,266	885	1,085	918	1,271
Cost of royalty and other revenue	376	412	377	372	345	343	341	318
Research and development	3,785	2,930	3,119	2,695	3,453	3,845	3,479	3,383
Selling, general and administrative	2,438	1,980	1,813	1,788	1,952	1,714	1,889	1,517

Total operating expenses	7,992	6,771	6,781	6,121	6,635	6,987	6,627	6,489

(Loss) income from operations	(2,086)	297	526	889	(1,763)	(1,370)	(1,206)	(1,428)
Investment income	69	92	97	99	134	187	227	322
Interest expense	(13)	(13)	—	—	—	(1)	(1)	—

(Loss) income before income taxes	(2,030)	376	623	988	(1,629)	(1,184)	(980)	(1,106)
Income tax (benefit) provision	—	—	—	—	—	(835)	—	—

Net (loss) income	$(2,030)	$376	$623	$988	$(1,629)	$(349)	$(980)	$(1,106)

Earnings (loss) per share:
Basic	$(0.06)	$0.01	$0.02	$0.03	$(0.05)	$(0.01)	$(0.03)	$(0.04)

Diluted	$(0.06)	$0.01	$0.02	$0.03	$(0.05)	$(0.01)	$(0.03)	$(0.04)

Weighted average shares outstanding:
Basic	30,782	30,787	30,780	30,768	30,752	30,759	30,746	30,742

Diluted	30,782	31,005	30,920	30,926	30,752	30,759	30,746	30,742