Form 10-Q
period 2011-06-30
REPLIGEN CORP
filed 2011-08-05
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2011.

Class	Number of Shares
Common Stock, par value $.01 per share	30,812,257

REPLIGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$7,466,587	$14,203,544
Marketable securities	36,107,680	35,421,520
Accounts receivable, less reserve for doubtful accounts of $10,000	2,521,817	1,259,607
Royalties receivable	2,772,457	2,512,602
Inventories	2,692,789	1,953,976
Prepaid expenses and other current assets	660,399	492,767

Total current assets	52,221,729	55,844,016

Property, plant and equipment, at cost:
Leasehold improvements	3,887,476	3,879,130
Equipment	4,594,344	4,426,628
Furniture and fixtures	636,481	644,541

Total property, plant and equipment, at cost	9,118,301	8,950,299
Less: Accumulated depreciation	(7,155,674)	(6,793,984)

Property, plant and equipment, net	1,962,627	2,156,315
Long-term marketable securities	15,050,402	11,878,201
Intangible assets, net	1,176,771	1,221,458
Goodwill	994,000	994,000
Restricted cash	200,000	200,000

Total assets	$71,605,529	$72,293,990

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$922,525	$930,601
Accrued liabilities	2,793,352	3,692,523

Total current liabilities	3,715,877	4,623,124
Long-term liabilities	576,527	584,162

Total liabilities	4,292,404	5,207,286

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 30,812,257 shares at June 30, 2011 and March 31, 2011 issued and outstanding	308,123	308,123
Additional paid-in capital	185,025,213	184,743,195
Accumulated deficit	(118,020,211)	(117,964,614)

Total stockholders’ equity	67,313,125	67,086,704

Total liabilities and stockholders’ equity	$71,605,529	$72,293,990

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,
	2011	2010
Revenue:
Product revenue	$4,358,392	$4,268,812
Royalty and other revenue	3,295,333	2,741,060

Total revenue	7,653,725	7,009,872
Operating expenses: (1)
Cost of product revenue	1,552,809	1,265,750
Cost of royalty and other revenue	415,870	371,741
Research and development	3,517,461	2,695,048
Selling, general and administrative	2,289,118	1,788,238

Total operating expenses	7,775,258	6,120,777

(Loss) income from operations	(121,533)	889,095
Investment income	65,936	98,958

(Loss) income before income taxes	(55,597)	988,053
Income tax provision	—	—

Net (loss) income	$(55,597)	$988,053

Earnings (loss) per share:
Basic	$(0.00)	$0.03

Diluted	$(0.00)	$0.03

Weighted average shares outstanding:
Basic	30,812,257	30,767,585

Diluted	30,812,257	30,926,096

(1) Includes non-cash stock-based compensation as follows:
Cost of product revenue	$15,036	$15,122
Research and development	72,356	60,821
Selling, general and administrative	194,625	186,940

The accompanying notes are an integral part of these financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(55,597)	$988,053
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	406,377	402,021
Stock-based compensation expense	282,017	262,882
Changes in assets and liabilities:
Accounts receivable	(1,262,210)	(968,206)
Royalties receivable	(259,855)	(182,000)
Inventories	(738,813)	(17,537)
Prepaid expenses and other current assets	(167,632)	180,391
Accounts payable	(8,076)	(270,539)
Accrued liabilities	(899,170)	(837,271)
Long-term liabilities	(7,635)	(19,149)

Net cash used in operating activities	(2,710,594)	(461,355)

Cash flows from investing activities:
Purchases of marketable securities	(24,268,361)	(17,934,494)
Redemptions of marketable securities	20,410,000	14,250,000
Purchases of property, plant and equipment	(168,002)	(63,955)

Net cash used in investing activities	(4,026,363)	(3,748,449)

Cash flows from financing activities:
Exercise of stock options	—	16,752

Net cash provided by financing activities	—	16,752

Net decrease in cash and cash equivalents	(6,736,957)	(4,193,052)
Cash and cash equivalents, beginning of period	14,203,544	12,526,040

Cash and cash equivalents, end of period	$7,466,587	$8,332,988

The accompanying notes are an integral part of these financial statements.

REPLIGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The financial statements included herein have been prepared by Repligen Corporation (the “Company,” “Repligen” or “we”) in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for quarterly reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by U.S. GAAP. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

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

The Company generates product revenues from the sale of bioprocessing products to customers in the pharmaceutical and process chromatography industries. The Company recognizes revenue related to product sales upon delivery of the product to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Determination of whether these criteria have been met is based on management’s judgments primarily regarding the fixed nature of the fee charged for product delivered and the collectability of those fees. The Company has a few longstanding customers who comprise the majority of revenue and have an excellent payment history and therefore the Company does not require collateral. The Company has had no significant write-offs of uncollectible invoices in the periods presented.

At the time of sale, the Company also evaluates the need to accrue for warranty and sales returns. The supply agreements the Company has with its customers and the related purchase orders identify the terms and conditions of each sale and the price of the goods ordered. Due to the nature of the sales arrangements, inventory produced for sale is tested for quality specifications prior to shipment. Since the product is manufactured to order and in compliance with required specifications prior to shipment, the likelihood of sales return, warranty or other issues is largely diminished. Sales returns and warranty issues are infrequent and have had nominal impact on the Company’s financial statements historically.

In April 2008, the Company settled its litigation with Bristol-Myers Squibb Company (“Bristol”) and began recognizing royalty revenue in fiscal year 2009 for Bristol’s net sales in the United States of Orencia® which is used in the treatment of rheumatoid arthritis. Pursuant to the settlement with Bristol (“Bristol Settlement”), the Company recognized royalty revenue of approximately $2,772,000 and $2,478,000 for the three months ended June 30, 2011 and 2010, respectively. Revenue earned from Bristol royalties is recorded in the periods when it is earned based on royalty reports sent by Bristol to the Company. The Company has no continuing obligations to Bristol as a result of this settlement.

Pursuant to the Bristol Settlement, Repligen must remit to the University of Michigan 15% of all royalty revenue received from Bristol. Royalty expense for the three months ended June 30, 2011 and 2010 was approximately $416,000 and $372,000, respectively. This operating expense has been included in the Company’s Statements of Operations under the line item “Cost of royalty and other revenue.”

For the three months ended June 30, 2011 and 2010, the Company recognized approximately $474,000 and $263,000, respectively, of revenue from a sponsored research and development project under an agreement with the Muscular Dystrophy Association. For the three months ended June 30, 2011, the Company also recognized approximately $48,000 of revenue from sponsored research and development projects under agreements with Go Friedreich’s Ataxia Research (GoFar) and the Friedreich’s Ataxia Research Alliance.

Research revenue is recognized when the expense has been incurred and services have been performed. Determination of which incurred costs qualify for reimbursement under the terms of the Company’s contractual agreements and the timing of when such costs were incurred involves the judgment of management. The Company’s calculations are based on the agreed-upon terms as stated in the arrangements. However, should the estimated calculations change or be challenged by other parties to the agreements, research revenue may be adjusted in subsequent periods. The calculations have not historically changed or been challenged and the Company does not anticipate any subsequent change in its revenue related to sponsored research and development projects.

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

Basic earnings (loss) per share for the three-month periods ended June 30, 2011 and 2010 were computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock and warrants.

Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended June 30,
	2011	2010
Weighted average common shares	30,812,257	30,767,585
Dilutive common stock options	—	158,511

Weighted average common shares, assuming dilution	30,812,257	30,926,096

At June 30, 2011, there were outstanding options to purchase 2,573,800 shares of the Company’s common stock at a weighted average exercise price of $4.14 per share. All such outstanding options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

At June 30, 2010, there were outstanding options to purchase 2,199,650 shares of the Company’s common stock at a weighted average exercise price of $4.23 per share. For the three-month period ended June 30, 2010, 1,468,000 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

4.	Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the fair value of share-based awards on the grant date.

For the three months ended June 30, 2011 and 2010, the Company recorded stock-based compensation expense of approximately $282,000 and $263,000, respectively, for stock options granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”).

The 2001 Plan allows for the granting of incentive and nonqualified options and restricted stock and other equity awards to purchase shares of common stock. Incentive options granted to employees under the 2001 Plan generally vest over a four to five-year period, with 20%-25% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the 2001 Plan generally vest over one year. Options granted under the 2001 Plan have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At June 30, 2011, options to purchase 2,573,800 shares were outstanding under the 2001 Plan and the 1992 Repligen Corporation Stock Option Plan (collectively with the 2001 Plan, the “Plans”). At June 30, 2011, 269,609 shares were available for future grant under the 2001 Plan.

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

Information regarding option activity for the three months ended June 30, 2011 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at April 1, 2011	2,580,600	$4.15
Granted	16,000	4.00
Exercised	—	—
Forfeited/Cancelled	(22,800)	4.90

Options outstanding at June 30, 2011	2,573,800	$4.14	6.19	$783,722

Options exercisable at June 30, 2011	1,558,500	$4.16	4.75	$603,947

Vested and expected to vest at June 30, 2011 (1)	2,446,768	$4.13	6.08	$767,026

(1)	This represents the number of vested options as of June 30, 2011 plus the number of unvested options expected to vest as of June 30, 2011 based on the unvested outstanding options at June 30, 2011 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2011 of $3.64 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2011.

The weighted average grant date fair value of options granted during the three months ended June 30, 2011 and 2010 was $2.24 and $1.97, respectively. The total fair value of stock options that vested during the three months ended June 30, 2011 and 2010 was approximately $340,083 and $405,859, respectively.

As of June 30, 2011, there was approximately $1,705,988 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.99 years. The Company expects approximately 888,268 in unvested options to vest over the next five years.

5.	Cash, Cash Equivalents and Marketable Securities

At June 30, 2011, the Company’s investments included money market funds as well as short-term and long-term marketable securities, which are classified as held-to-maturity investments as the Company has the positive intent and ability to hold the investments to maturity. These investments are therefore recorded on an amortized cost basis. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are securities with maturities of greater than one year. The average remaining contractual maturity of marketable securities at June 30, 2011 is approximately 8.48 months.

Management reviewed the Company’s investments as of June 30, 2011 and concluded that there are no securities with other than temporary impairments in the investment portfolio. The Company does not intend to sell any investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases at maturity.

Investments in held-to-maturity debt securities consist of the following at June 30, 2011:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$18,359,057	$8,453	$(8)	$18,367,502
Corporate and other debt securities	17,748,623	17,933	(2,524)	17,764,032

	36,107,680	26,386	(2,532)	36,131,534
Long-term marketable securities:
U.S. Government and agency securities	14,028,972	5,550	(5,782)	14,028,740
Corporate and other debt securities	1,021,430	3,960	—	1,025,390

	15,050,402	9,510	(5,782)	15,054,130

Total	$51,158,082	$35,896	$(8,314)	$51,185,664

At June 30, 2011, the Company’s investments included nine held-to-maturity debt securities in unrealized loss positions with a total unrealized loss of approximately $8,000 and a total fair market value of approximately $9,890,000. All investments with gross unrealized losses have been in unrealized loss positions for less than 12 months. The unrealized losses were caused by a temporary change in the market for the securities. There was no change in the credit risk of the securities. The Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the expected recovery of their amortized cost bases. There were no realized gains or losses on the investments for the periods ended June 30, 2011 and March 31, 2011.

Investments in held-to-maturity debt securities consisted of the following at March 31, 2011:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$17,727,581	$9,189	$(852)	$17,735,918
Corporate and other debt securities	17,693,939	17,417	(4,578)	17,706,778

	35,421,520	26,606	(5,430)	35,442,696
Long-term marketable securities:
U.S. Government and agency securities	9,257,798	235	(15,613)	9,242,420
Corporate and other debt securities	2,620,403	2,731	(1,744)	2,621,390

	11,878,201	2,966	(17,357)	11,863,810

Total	$47,299,721	$29,572	$(22,787)	$47,306,506

The contractual maturities of held-to-maturity debt securities at June 30, 2011 were as follows:

	Amortized Cost	Fair Value
Due in 1 year or less	$36,107,680	$36,131,534
Due in 1 to 2 years	15,050,402	15,054,130

	$51,158,082	$51,185,664

6.	Fair Value Measurement

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

Balance at March 31, 2011	$558,484
Payments	—
Changes in Fair Value	—

Balance at June 30, 2011	$558,484

The following fair value hierarchy table presents information about each major category of the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$7,690,171			$7,690,171

There were no remeasurements to fair value during the three months ended June 30, 2011 of financial assets and liabilities that are not measured at fair value on a recurring basis.

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories consist of the following:

	June 30, 2011	March 31, 2011
Raw materials	$1,608,100	$944,259
Work-in-process	568,495	518,374
Finished products	516,194	491,343

Total	$2,692,789	$1,953,976

8.	Accrued Liabilities

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

The Company has processes in place to estimate the appropriate amounts to record for accrued liabilities, which principally involve the applicable personnel reviewing the services provided. In the event that the Company does not identify certain costs which have begun to be incurred or the Company under or over-estimates the level of services performed or the costs of such services, the reported expenses for that period may be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often determinations that are based on management’s judgment. The Company makes these judgments based upon the facts and circumstances known at the date of the financial statements.

Accrued liabilities consist of the following:

	June 30, 2011	March 31, 2011
Employee compensation	$1,034,980	$1,466,225
Unearned revenue	595,509	660,624
Royalty and license fees	422,119	410,591
Research and development	387,512	759,450
Professional fees	107,722	87,634
Other accrued expenses	245,510	307,999

	$2,793,352	$3,692,523

9.	Income Taxes

For the three months ended June 30, 2011, the Company did not record a tax provision as no taxable income was generated in the period.

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

The Company has net operating loss carryforwards of approximately $56,899,000 and business tax credit carryforwards of approximately $2,309,000 available to reduce future federal income taxes, if any. Additionally, the Company also has net operating loss carryforwards of approximately $4,184,000 and business tax credit carryforwards of approximately $3,231,000 available to reduce future state income taxes, if any. The net operating loss and business tax credit carryforwards will continue to expire at various dates through March 2031. The net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

As of June 30, 2011, a full valuation allowance has been provided against the net operating losses, business tax credits and other deferred tax assets, as it is uncertain if the Company will realize the benefits of such deferred tax assets.

10.	Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive income/loss is equal to the reported net income (loss) for all periods presented.

11.	Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages the business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three months ended June 30,
	2011	2010
United States	47%	44%
Sweden	42%	43%
United Kingdom	5%	12%
Other	6%	1%

	100%	100%

Royalty revenue from Bristol represented 36% and 35% of the Company’s total revenue for the three months ended June 30, 2011 and 2010, respectively. The Company’s largest bioprocessing products customer accounted for 42% and 43% of total revenues for the three months ended June 30, 2011 and 2010, respectively. The second largest bioprocessing products customer accounted for 6% and 13% of total revenues for the three months ended June 30, 2011 and 2010, respectively.

Bristol’s royalty payment comprised 52% and 62% of the Company’s accounts receivable at June 30, 2011 and 2010, respectively. The Company’s largest bioprocessing products customer accounted for 34% and 13% of accounts receivable as of June 30, 2011 and 2010, respectively. The second largest bioprocessing products customer accounted for 4% and 22% of accounts receivable as of June 30, 2011 and 2010, respectively.

12.	Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). This ASU establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. Specifically, the provisions of this update address how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted ASU-2009-13 in April 2011. The adoption did not have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 82) —Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this update will ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This update is effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted, and the Company is therefore required to adopt this ASU on January 1, 2012. The Company has not completed its review of ASU 2011-04, but it does not expect the adoption to have a material impact on the Company’s results of operations, financial position or cash flows.

13.	Scripps License Agreement

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

Pursuant to the License Agreement, the Company agreed to pay Scripps an initial license fee of $300,000, certain royalty and sublicense fees and, in the event that the Company achieves specified developmental and commercial milestones, certain additional milestone payments. Total future milestone payments, if all milestones were to be achieved, would be approximately $4.3 million. In addition, the Company issued Scripps and certain of its designees 87,464 shares of the Company’s common stock which had a value of $300,000 on the date of issuance.

In connection with the License Agreement, the Company issued warrants to an individual at Scripps to purchase up to 150,000 shares of common stock. The warrants have a seven year term and are exercisable based on performance criteria as detailed in the warrant agreement. No expense related to these warrants has been recorded through June 30, 2011, as none of the performance criteria have been achieved. At this time, the Company does not believe that the performance criteria are probable of being achieved in the near future.

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

Pursuant to the License Agreement, the Company paid FSMA an initial license fee of $500,000 and a related sublicense fee of $175,000 in fiscal 2010. In April 2011, the Company paid a $500,000 milestone payment to FSMA in connection with the filing of our Investigational New Drug Application with the FDA. These license fees were recorded as research and development expense in the statements of operations. If all milestones are achieved, total financial obligations under this agreement, including milestone payments, sublicense fees, and other charges, could total approximately $16,000,000. Given the uncertain nature of such a development program, the likelihood that products or services will result from the research program is not known at this time. The Company has therefore ascribed no value to the license or the related liability.

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

15.	Goodwill, Other Intangible Assets and Acquisitions

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

Goodwill

There was no change in the carrying value of goodwill during the three months ended June 30, 2011.

Other Intangible Assets

As of June 30, 2011	Gross Carrying Amount	Accumulated Amortization	Useful Life (in years)
Technology – developed	$760,000	$(134,584)	8
Patents	240,000	(42,500)	8
Customer relationships	430,000	(76,145)	8

	$1,430,000	$(253,229)

As of March 31, 2011	Gross Carrying Amount	Accumulated Amortization	Useful Life (in years)
Technology – developed	$760,000	$(110,834)	8
Patents	240,000	(35,000)	8
Customer relationships	430,000	(62,708)	8

	$1,430,000	$(208,542)

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

Amortization expense for amortized intangible assets was approximately $45,000 for the three months ended June 30, 2011. The Company expects to record amortization expense of approximately $179,000 in each of the next five years.

Intangible assets are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within selling, general and administrative expense in the statements of operations. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including: a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset based on the sum of the future undiscounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. There were no indicators of impairment in the three months ended June 30, 2011.

16.	Subsequent Event

On July 5, 2011, Repligen Corporation (the “Company”) and TC Saracen, LLC (the “Landlord”) entered into a First Amendment to Lease (the “Amendment”) to the lease agreement dated October 10, 2001, as amended, for the leased premises located at 41 Seyon Street, Waltham, Massachusetts. This facility currently serves as the corporate headquarters for the Company and primary location for all manufacturing, research and development, sales and marketing and administrative operations. Under terms of the Amendment, the Company and Landlord have mutually agreed to expand the leased premises within this facility and likewise extend the term by eleven years, which, depending on the commencement date of the Company’s occupancy of the expanded premises, should expire on or about May 31, 2023. Annual rent for the leased premises begins at $17.36 per rentable square foot for the first six years, and increases to $20.22 for years seven through eleven. The Company will receive a Tenant Improvement Allowance of up to $1.77 million from Landlord to help fund leasehold improvements. The Company also has certain termination rights as described within the Amendment, most notably in the event of Landlord’s inability to deliver the expansion space in a timely manner.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an integrated biopharmaceutical company focused on the development and commercialization of innovative therapies that deliver the benefits of protein therapies to patients and clinicians in the fields of neurology and gastroenterology. We are currently conducting a number of product development programs relating to diseases such as pancreatitis, Friedreich’s ataxia and spinal muscular atrophy. We also have a bioprocessing business that focuses on the development and commercialization of products that are used in the production of biopharmaceuticals. In addition, we have out-licensed certain biologics intellectual property from which we receive royalties from Bristol-Myers Squibb Company (“Bristol”) on their net sales in the United States of their product Orencia®.

Critical Accounting Policies and Estimates

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our critical accounting policies in Management’s Discussion and Analysis and our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2011. There have been no changes to our critical accounting policies since March 31, 2011.

Results of Operations

Three months ended June 30, 2011 vs. June 30, 2010

Total revenue

Total revenues for the three-month periods ended June 30, 2011 and 2010 were approximately $7,654,000 and $7,010,000, respectively, an increase of $644,000 or 9%.

Sales of bioprocessing products for the three months ended June 30, 2011 and 2010 were $4,358,000 and $4,269,000, respectively, an increase of $89,000, or 2%. Substantially all of our bioprocessing products are based on recombinant Protein A and are sold to customers who incorporate our manufactured products into their proprietary antibody purification systems to be sold directly to the pharmaceutical industry. Monoclonal antibodies are a well-established class of drug with applications in rheumatoid arthritis, asthma and a variety of cancers. Sales of our bioprocessing products are therefore impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations in product revenue. We expect such quarterly fluctuations but do not necessarily believe they are always predictive of future revenue or otherwise indicate a trend.

Pursuant to the Bristol Settlement, we recognized royalty revenue of approximately $2,772,000 and $2,478,000 for the three months ended June 30, 2011 and 2010, respectively.

During the three-month periods ended June 30, 2011 and 2010, we recognized approximately $474,000 and $263,000, respectively, of research revenue from a sponsored research and development project under an agreement with the Muscular Dystrophy Association. For the three months ended June 30, 2011, we also recognized approximately $48,000 of revenue from sponsored research and development projects under agreements with Go Friedreich’s Ataxia Research (GoFar) and the Friedreich’s Ataxia Research Alliance.

Costs and operating expenses

Total costs and operating expenses were approximately $7,775,000 and $6,121,000 for the three-month periods ended June 30, 2011 and 2010, respectively, an increase of $1,654,000 or 27%.

Cost of product revenue was approximately $1,553,000 and $1,266,000 for the three-month periods ended June 30, 2011 and 2010, respectively, an increase of $287,000 or 23%. This increase is primarily due to the increase in bioprocessing product sales noted above, as well as other individually insignificant manufacturing variances.

Pursuant to the Bristol Settlement, we must remit 15% of royalty revenue received through the expiration of the settlement agreement in December 2013 to the University of Michigan. For the three-month periods ended June 30, 2011 and 2010, the cost of royalty revenue was approximately $416,000 and $372,000, respectively.

Research and development expenses were approximately $3,517,000 and $2,695,000 for the three-month periods ended June 30, 2011 and 2010, respectively, an increase of $822,000 or 31%. This increase is primarily attributable to a $741,000 increase in costs associated with drug product manufacturing and other costs associated with the NDA submission for RG1068 for MRI imaging of the pancreas, an $884,000 increase related to RG3039 for spinal muscular atrophy which includes both a $500,000 milestone payment made in April 2011 upon successful filing of our IND with the FDA, as well as other costs associated with the initiation of our Phase 1 clinical trial. These increases are offset by a $735,000 decrease related to RG2417 for the treatment of patients with bipolar disorder as we discontinued this program in March 2011 and do not anticipate further material spending in this program at this time.

Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given period of time. Many resources including personnel, supplies and equipment are shared by all of the development programs. As a result, and due to the significant risks and uncertainties in drug development, we are not able to provide cumulative spending to date or predict total development costs for any particular program.

Selling, general and administrative expenses were approximately $2,289,000 and $1,788,000 for the three-month periods ended June 30, 2011 and 2010, respectively, an increase of $501,000 or 28%. This increase is largely attributable to commercialization efforts as we prepare to launch RG1068 for MRI imaging of the pancreas, pending FDA approval, slightly higher headcount and related personnel expenses, and increased sales and marketing activities related to our bioprocessing business.

Investment income

Investment income was approximately $66,000 and $99,000 for the three-month periods ended June 30, 2011 and 2010, respectively. This decrease of $33,000, or 33%, is primarily due to lower interest rates.

Income tax provision

For the three months ended June 30, 2011, we did not record a tax provision as no taxable income was generated in the period.

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

Liquidity and capital resources

We have financed our operations primarily through sales of equity securities, revenues derived from product sales, and research grants, as well as proceeds and royalties from litigation settlements. Our revenue for the foreseeable future will be limited to our bioprocessing product revenue, royalties from Bristol, and research and development grants. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates will generate revenue and cash flows. Total cash, cash equivalents and marketable securities at June 30, 2011 were approximately $58,625,000, a decrease of $2,878,000 from $61,503,000 at March 31, 2011.

Operating activities

Our operating activities consumed cash of approximately $2,711,000 for the three-month period ended June 30, 2011. Cash used in operating activities is attributable to an increase in accounts receivable of $1,262,000, a decrease in accrued liabilities of $899,000, an increase in inventories of $739,000, an increase in royalties receivable of $260,000, and an increase in prepaid expenses of $168,000, offset by certain non-cash expenses such as $406,000 for depreciation and $282,000 in stock-based compensation expense.

For the three months ended June 30, 2010, operating activities consumed cash of approximately $461,000. Cash used in operating activities was primarily due to an increase in accounts receivable of $968,000, a decrease in accrued liabilities of $837,000, a decrease in accounts payable of $271,000, and an increase in royalties receivable of $182,000, offset by net income of $988,000, a decrease in prepaid expenses of $180,000 and certain non-cash expenses such as $402,000 for depreciation and $263,000 in stock-based compensation expense.

Investing activities

Our investing activities consumed approximately $4,026,000 and $3,748,000 for the three-month periods ended June 30, 2011 and 2010, respectively, primarily due to the purchase of additional marketable securities.

Financing activities

There were no stock option exercises in the three months ended June 30, 2011. Stock option exercises provided cash proceeds of approximately $17,000 for the three-month period ended June 30, 2010.

We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines.

Working capital decreased by approximately $2,715,000 to $48,506,000 at June 30, 2011 from $51,221,000 at March 31, 2011 due to the various changes noted above.

Our future capital requirements will depend on many factors, including the following:

•	the success of our clinical studies and attainment of necessary regulatory approvals;

•	the scope of and progress made in our research and development activities;

•	our ability to acquire additional products or product candidates;

•	our ability to establish one or more partnerships for commercialization of RG1068 outside the U.S.;

•	the extent of any share repurchase activity;

•	the success of any proposed financing efforts;

•	the ability to sustain sales and profits of our bioprocessing products; and

•	the amount of royalty revenues we receive from Bristol.

Absent acquisitions of additional products, product candidates or intellectual property, we believe our current cash and investment balances are adequate to meet our cash needs for the foreseeable future. Our future capital requirements include, but are not limited to, continued investment in our research and development programs, the acquisition of additional products and technologies to complement our manufacturing capabilities, capital expenditures primarily associated with purchases of equipment and continued investment in our intellectual property portfolio.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2011.

Commitments

As of June 30, 2011, we had the following fixed obligations and commitments:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$306	$291	$14	$1	$—
Purchase obligations (2)	4,024	4,024	—	—	—
Contractual obligations (3)	740	35	135	240	330

Total	$5,070	$4,350	$149	$241	$330

(1)	Subsequent to the end of the first quarter, on July 5, 2011, the Company extended and expanded its lease for its headquarters in Waltham, MA for a period of 11 years. These commitments did not exist as of June 30, 2011 and are therefore excluded from the above table. Commencing on or about June 1, 2012, and for the next six years, minimum lease payments for this facility will be approximately $997,000 per year. Beginning in year seven through the termination of the lease in May 2023, future minimum lease payments will increase to approximately $1,126,000 per year.
(2)	Represents purchase orders for the procurement of raw material for manufacturing as well as clinical materials to support our upcoming trials.
(3)	These amounts include obligations for minimum contingent consideration from acquisitions as well as for license, supply and consulting agreements.

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q, as well as oral statements that may be made by Repligen or by officers, directors or employees of Repligen acting on its behalf, that are not historical facts constitute “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management’s strategy, plans and objectives for future operations, clinical trials and results, milestone payments, tax payments and benefits, marketing plans, revenue potential of therapeutic product candidates, product research, intellectual property and development, manufacturing plans and performance, delays in manufacturing by us or our partners, timing of customer orders, the anticipated growth in our target markets, including, without limitation, the markets for pancreatic disease treatment, bipolar disorder, Friedreich’s ataxia and spinal muscular atrophy, as well as the monoclonal antibody market and the process chromatography industry and projected growth in product sales, costs of operations, sufficiency of funds to meet management objectives and availability of financing and effects of accounting pronouncements constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements, including, without limitation, risks associated with: the success of current and future collaborative relationships, the success of our clinical trials and our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited sales and marketing experience and capabilities, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, our ability to compete with larger, better financed pharmaceutical and biotechnology companies that may develop new approaches to the treatment of our targeted diseases, our history of losses and expectation of incurring continued losses, our ability to generate future revenues, our ability to raise additional capital to continue our drug development programs, our volatile stock price, and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate $362,000 decrease in the fair value of our investments as of June 30, 2011. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited. We intend to hold the majority of our investments to maturity, in accordance with our business plans.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the principal executive officer and the principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, on a timely basis, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims other than in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

For a discussion of risk factors, please see Item 1A in our Annual Report on Form 10-K for the year ended March 31, 2011.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference). (File No. 000-14656)

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). (File No. 000-14656)

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following materials from the Repligen Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: August 5, 2011	By:	/s/ Walter C. Herlihy
Walter C. Herlihy
Chief Executive Officer and President
(Principal executive officer)
Repligen Corporation

Date: August 5, 2011	By:	/s/ William J. Kelly
William J. Kelly
Chief Financial Officer
(Principal financial and accounting officer)
Repligen Corporation

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock dated March 4, 2003 (filed as Exhibit A of Exhibit 1 to Repligen Corporation’s Registration Statement on Form 8-A filed March 4, 2003 and incorporated herein by reference). (File No. 000-14656)

3.3	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). (File No. 000-14656)

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following materials from the Repligen Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

+	Filed herewith.