Form 10-Q
period 2011-09-30
REPLIGEN CORP
filed 2011-11-09
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2011.

Class	Number of Shares
Common Stock, par value $.01 per share	30,714,757

REPLIGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$10,500,112	$14,203,544
Marketable securities	39,320,124	35,421,520
Accounts receivable, less reserve for doubtful accounts of $10,000	4,020,475	1,259,607
Royalties receivable	2,789,458	2,512,602
Inventories	2,460,085	1,953,976
Prepaid expenses and other current assets	925,341	492,767

Total current assets	60,015,595	55,844,016

Property, plant and equipment, at cost:
Leasehold improvements	3,887,476	3,879,130
Equipment	4,757,628	4,426,628
Furniture and fixtures	643,829	644,541

Total property, plant and equipment, at cost	9,288,933	8,950,299
Less: Accumulated depreciation	(7,516,817)	(6,793,984)

Property, plant and equipment, net	1,772,116	2,156,315
Long-term marketable securities	8,453,736	11,878,201
Intangible assets, net	1,132,083	1,221,458
Goodwill	994,000	994,000
Restricted cash	200,000	200,000

Total assets	$72,567,530	$72,293,990

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$580,447	$930,601
Accrued liabilities	3,572,517	3,692,523

Total current liabilities	4,152,964	4,623,124
Long-term liabilities	580,326	584,162

Total liabilities	4,733,290	5,207,286

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 30,714,757 shares at September 30, 2011 and 30,812,257 shares at March 31, 2011 issued and outstanding	307,148	308,123
Additional paid-in capital	184,669,317	184,743,195
Accumulated other comprehensive income	2,687	—
Accumulated deficit	(117,144,912)	(117,964,614)

Total stockholders’ equity	67,834,240	67,086,704

Total liabilities and stockholders’ equity	$72,567,530	$72,293,990

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Revenue:
Product revenue	$5,741,920	$4,415,786	$10,100,312	$8,684,598
Royalty and other revenue	2,889,458	2,891,192	6,184,791	5,632,252

Total revenue	8,631,378	7,306,978	16,285,103	14,316,850
Operating expenses: (1)
Cost of product revenue	2,092,815	1,471,561	3,645,624	2,737,311
Cost of royalty and other revenue	418,419	376,991	834,289	748,733
Research and development	3,074,625	3,119,279	6,592,086	5,814,327
Selling, general and administrative	2,493,093	1,812,617	4,782,210	3,600,854

Total operating expenses	8,078,952	6,780,448	15,854,209	12,901,225

Income from operations	552,426	526,530	430,894	1,415,625
Investment income	52,247	96,679	118,183	195,637

Income before income taxes	604,673	623,209	549,077	1,611,262
Income tax provision	—	—	—	—

Net income	$604,673	$623,209	$549,077	$1,611,262

Earnings per share:
Basic	$0.02	$0.02	$0.02	$0.05

Diluted	$0.02	$0.02	$0.02	$0.05

Weighted average shares outstanding:
Basic	30,796,797	30,780,279	30,804,485	30,773,967

Diluted	30,933,832	30,920,400	30,969,233	30,922,474

(1) Includes non-cash stock-based compensation as follows:
Cost of product revenue	$8,709	$12,246	$23,745	$27,368
Research and development	60,713	51,926	133,069	112,747
Selling, general and administrative	175,176	177,957	369,800	364,897

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$549,077	$1,611,262
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	812,208	809,236
Stock-based compensation expense	526,614	505,012
Changes in assets and liabilities:
Accounts receivable	(2,760,868)	(1,525,973)
Royalties receivable	(276,856)	(217,000)
Inventories	(506,109)	164,277
Prepaid expenses and other current assets	(432,574)	261,043
Accounts payable	(350,154)	(92,375)
Accrued liabilities	(120,006)	(819,457)
Long-term liabilities	(3,836)	(22,298)

Net cash (used in) provided by operating activities	(2,562,504)	673,727

Cash flows from investing activities:
Purchases of marketable securities	(39,147,022)	(33,407,486)
Redemptions of marketable securities	38,675,570	35,500,000
Purchases of property, plant and equipment	(338,634)	(154,749)

Net cash (used in) provided by investing activities	(810,086)	1,937,765

Cash flows from financing activities:
Exercise of stock options	25	25,758
Repurchase of common stock	(330,867)	—

Net cash (used in) provided by financing activities	(330,842)	25,758

Net (decrease) increase in cash and cash equivalents	(3,703,432)	2,637,250
Cash and cash equivalents, beginning of period	14,203,544	12,526,040

Cash and cash equivalents, end of period	$10,500,112	$15,163,290

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

In April 2008, the Company settled its litigation with Bristol-Myers Squibb Company (“Bristol”) and began recognizing royalty revenue in fiscal year 2009 for Bristol’s net sales in the United States of Orencia® which is used in the treatment of rheumatoid arthritis. Pursuant to the settlement with Bristol (“Bristol Settlement”), the Company recognized royalty revenue of approximately $2,789,000 and $2,513,000 for the three months ended September 30, 2011 and 2010, respectively. For the six months ended September 30, 2011 and 2010, the Company recognized Bristol royalty revenue of approximately $5,562,000 and $4,992,000, respectively. Revenue earned from Bristol royalties is recorded in the periods when it is earned based on royalty reports sent by Bristol to the Company. The Company has no continuing obligations to Bristol as a result of this settlement.

Pursuant to the Bristol Settlement, Repligen must remit to the University of Michigan 15% of all royalty revenue received from Bristol. Royalty expense for the three months ended September 30, 2011 and 2010 was approximately $418,000 and $377,000, respectively. For the six months ended September 30, 2011 and 2010, the Company incurred royalty expense of approximately $834,000 and $749,000, respectively. This operating expense has been included in the Company’s Statements of Operations under the line item “Cost of royalty and other revenue.”

For the three months ended September 30, 2011, the Company recognized approximately $100,000 of revenue from a sponsored research and development project under an agreement with Go Friedreich’s Ataxia Research (“GoFar”). For the three months ended September 30, 2010, the Company recognized approximately $378,000 of revenue from sponsored research and development projects under agreements with the Muscular Dystrophy Association, GoFar, and the Friedreich’s Ataxia Research Alliance. For the six months ended September 30, 2011 and 2010, the Company recognized approximately $623,000 and $641,000 of revenue, respectively, under sponsored research and development projects.

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

The Company recognizes milestone payments that meet the definition of a milestone in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2010-17 as revenue upon achievement of the milestone. At the inception of each arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. If any of these factors are not met, the Company defers the recognition of revenue underlying the milestone payment and recognizes it over the remaining estimated period of performance under the contract as the Company performs its obligation.

There have been no material changes to the Company’s initial estimates related to revenue recognition in any periods presented in the accompanying consolidated financial statements.

3.	Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Preferred shares are not included in the calculation of net income (loss) per share until their conversion to common shares. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common stock equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants. Under the treasury stock method, unexercised “in-the-money” stock options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting are considered participating securities and are included in the calculation of basic and diluted earnings per share. Common stock equivalent shares have not been included in the net loss per share computation because their effect is anti-dilutive.

Basic and diluted weighted average shares outstanding were as follows:

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Weighted average common shares	30,796,797	30,780,279	30,804,485	30,773,967
Dilutive common stock options	137,035	140,121	164,748	148,507

Weighted average common shares, assuming dilution	30,933,832	30,920,400	30,969,233	30,922,474

At September 30, 2011, there were outstanding options to purchase 2,719,100 shares of the Company’s common stock at a weighted average exercise price of $4.09 per share. For the three and six-month periods ended September 30, 2011, respectively, 2,046,700 and 2,025,000 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

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

For the three months ended September 30, 2011 and 2010, the Company recorded stock-based compensation expense of approximately $245,000 and $242,000, respectively, for stock options granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”). The Company recorded stock-based compensation expense of approximately $527,000 and $505,000 for the six months ended September 30, 2011 and 2010, respectively, for stock options granted under the 2001 Plan.

The 2001 Plan allows for the granting of incentive and nonqualified options and restricted stock and other equity awards to purchase shares of common stock. Incentive options granted to employees under the 2001 Plan generally vest over a four to five-year period, with 20%-25% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the 2001 Plan generally vest over one year. Options granted under the 2001 Plan have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At September 30, 2011, options to purchase 2,719,100 shares were outstanding under the 2001 Plan and the 1992 Repligen Corporation Stock Option Plan (collectively with the 2001 Plan, the “Plans”). At September 30, 2011, 121,809 shares were available for future grant under the 2001 Plan.

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

Information regarding option activity for the six months ended September 30, 2011 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at April 1, 2011	2,580,600	$4.15
Granted	222,500	3.42
Exercised	(2,500)	0.01
Forfeited/Cancelled	(81,500)	4.19

Options outstanding at September 30, 2011	2,719,100	$4.09	6.27	$394,850

Options exercisable at September 30, 2011	1,732,800	$4.08	5.06	$346,067

Vested and expected to vest at September 30, 2011 (1)	2,572,947	$4.09	6.16	$393,376

(1)	This represents the number of vested options as of September 30, 2011 plus the number of unvested options expected to vest as of September 30, 2011 based on the unvested outstanding options at September 30, 2011 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on September 30, 2011 of $3.26 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 30, 2011.

The weighted average grant date fair value of options granted during the six months ended September 30, 2011 and 2010 was $2.01 and $1.94, respectively. The total fair value of stock options that vested during the six months ended September 30, 2011 and 2010 was approximately $779,000 and $738,000, respectively.

As of September 30, 2011, there was approximately $1,789,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.17 years. The Company expects approximately 840,000 unvested options to vest over the next five years.

5.	Cash, Cash Equivalents and Marketable Securities

At September 30, 2011, the Company’s investments included money market funds as well as short-term and long-term marketable securities. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are securities with maturities of greater than one year. The average remaining contractual maturity of marketable securities at September 30, 2011 was approximately 7.38 months.

Prior to September 30, 2011, the marketable securities were classified as held-to-maturity investments as the Company had the positive intent and ability to hold the investments to maturity. These investments were therefore recorded on an amortized cost basis. As of September 30, 2011, the Company no longer had the intent to hold certain of the marketable securities to maturity as a result of its intent to liquidate certain securities in October 2011 in connection with the Asset Transfer Agreement with Novazymes Biopharma DK A/S and Novazymes Biopharma Sweden AB, as described in Note 17. The Company reassessed the classification of its marketable securities portfolio, accordingly, and concluded that the investment portfolio should be classified as available-for-sale. The transfer of held-to-maturity securities to available-for-sale securities was recorded at fair value, with the unrealized gain (loss) reported in other comprehensive income in accordance with ASC 320-10, Investments-Debt and Equity Securities.

Management reviewed the Company’s investments as of September 30, 2011 and concluded that there are no securities with other than temporary impairments in the investment portfolio. The Company does not intend to sell any investments in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases at maturity.

Investments in debt securities consisted of the following at September 30, 2011:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$27,156,961	$5,760	$(2,998)	$27,159,723
Corporate and other debt securities	12,155,993	8,184	(3,776)	12,160,401

	39,312,954	13,944	(6,774)	39,320,124

Long-term marketable securities:
U.S. Government and agency securities	6,382,368	1,396	(3,388)	6,380,376
Corporate and other debt securities	2,075,851	—	(2,491)	2,073,360

	8,458,219	1,396	(5,879)	8,453,736

Total	$47,771,173	$15,340	$(12,653)	$47,773,860

At September 30, 2011, the Company’s investments included 16 debt securities in unrealized loss positions with a total unrealized loss of approximately $13,000 and a total fair market value of approximately $17,312,000. All investments with gross unrealized losses have been in unrealized loss positions for less than 12 months. The unrealized losses were caused by a temporary change in the market for the securities. There was no change in the credit risk of the securities. There were no realized gains or losses on the investments for the periods ended September 30, 2011 and March 31, 2011.

Investments in debt securities consisted of the following at March 31, 2011:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$17,727,581	$9,189	$(852)	$17,735,918
Corporate and other debt securities	17,693,939	17,417	(4,578)	17,706,778

	35,421,520	26,606	(5,430)	35,442,696

Long-term marketable securities:
U.S. Government and agency securities	9,257,798	235	(15,613)	9,242,420
Corporate and other debt securities	2,620,403	2,731	(1,744)	2,621,390

	11,878,201	2,966	(17,357)	11,863,810

Total	$47,299,721	$29,572	$(22,787)	$47,306,506

The contractual maturities of debt securities at September 30, 2011 were as follows:

	Amortized Cost	Fair Value
Due in 1 year or less	$39,312,954	$39,320,124
Due in 1 to 2 years	8,458,219	8,453,736

	$47,771,173	$47,773,860

6.	Fair Value Measurement

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

The Company’s fixed income investments are comprised of obligations of U.S. government agencies, corporate debt securities and other interest bearing securities. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing our validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2011.

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

Balance at March 31, 2011	$558,484
Payments	—
Changes in Fair Value	—

Balance at September 30, 2011	$558,484

The following fair value hierarchy table presents information about each major category of the Company’s assets measured at fair value on a recurring basis as of September 30, 2011:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$9,060,603	$—	$—	$9,060,603
U.S. Government and agency securities	33,540,099	—	—	33,540,099
Corporate and other debt securities	—	14,233,761	—	14,233,761

Total	$42,600,702	$14,233,761	$—	$56,834,463

There were no remeasurements to fair value during the three months ended September 30, 2011 of financial assets and liabilities that are not measured at fair value on a recurring basis.

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories consist of the following:

	September 30, 2011	March 31, 2011
Raw materials	$1,353,820	$944,259
Work in process	607,654	518,374
Finished goods	498,611	491,343

Total	$2,460,085	$1,953,976

8.	Accrued Liabilities

The Company estimates accrued liabilities by identifying services performed on the Company’s behalf, estimating the level of service performed and determining the associated cost incurred for such service as of each balance sheet date. Examples of estimated accrued expenses include: 1) Fees paid to contract manufacturers in conjunction with the production of clinical materials. These expenses are normally determined through a contract or purchase order issued by the Company; 2) Service fees paid to organizations for their performance in conducting clinical trials (these expenses are determined by contracts in place for those services and communications with project managers on costs which have been incurred as of each reporting date); and 3) Professional and consulting fees incurred with law firms, audit and accounting service providers and other third party consultants (these expenses are determined by either requesting those service providers to estimate unbilled services at each reporting date for services incurred, or tracking costs incurred by service providers under fixed fee arrangements).

The Company has processes in place to estimate the appropriate amounts to record for accrued liabilities, which principally involve the applicable personnel reviewing the services provided. In the event that the Company does not identify certain costs which have begun to be incurred or the Company under or over-estimates the level of services performed or the costs of such services, the reported expenses for that period may be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services are often determinations that require the exercise of judgment. The Company makes these judgments based upon the facts and circumstances known at the date of the financial statements.

Accrued liabilities consist of the following:

	September 30, 2011	March 31, 2011
Employee compensation	$1,341,402	$1,466,225
Royalty and license fees	430,919	410,591
Research and development	822,024	759,450
Professional fees	107,528	87,634
Other accrued expenses	286,628	307,999
Unearned revenue	584,016	660,624

	$3,572,517	$3,692,523

9.	Income Taxes

For the three and six-month periods ended September 30, 2011, the Company had income before taxes of approximately $605,000 and $549,000, respectively. The Company did not record a tax provision as the effective income tax rate was 0%. The effective income tax rate was based upon the estimated loss for the year ended March 2012 and the composition of the income in different jurisdictions. The effective tax rate differs from the statutory tax rate due to the utilization of prior year net operating losses and credits.

For the three and six-month periods ended September 30, 2010, the Company had income before taxes of approximately $623,000 and $1,611,000, respectively. The Company did not record a tax provision as the effective income tax rate was 0%. The effective income tax rate was based upon the estimated loss for the year ended March 2011 and the composition of the income in different jurisdictions. The effective tax rate differs from the statutory tax rate due to the utilization of prior year net operating losses and credits.

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

As of September 30, 2011, a full valuation allowance has been provided against the net operating losses, business tax credits and other deferred tax assets, as it is uncertain if the Company will realize the benefits of such deferred tax assets.

Currently, a corporate excise tax audit is underway in the Commonwealth of Massachusetts for the years ended March 31, 2007 and 2008. To date, there are no proposed adjustments and the Company continues to believe no reserve is required under ASC 740 Income Taxes.

10.	Comprehensive Income

Comprehensive income (loss) is the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income (loss) includes net income (loss) and unrealized gain (loss) on marketable securities for the three and six-month periods ended September 30, 2011.

The Company’s total comprehensive income consists of the following:

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Net income	$604,673	$623,209	$549,077	$1,611,262
Other comprehensive income:
Unrealized gain on investments	2,687	—	2,687	—

Comprehensive income	$607,360	$623,209	$551,764	$1,611,262

11.	Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages the business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
Sweden	58%	50%	51%	46%
U.S.	36%	46%	41%	45%
Other	6%	4%	8%	9%

	100%	100%	100%	100%

Royalty revenue from Bristol represented 32% and 34% of the Company’s total revenue for the three months ended September 30, 2011 and 2010, respectively. For the six months ended September 30, 2011 and 2010, royalty revenue from Bristol represented 34% and 35% of the Company’s total revenue, respectively.

The Company’s largest bioprocessing customer accounted for 58% and 50% of total revenues for the three months ended September 30, 2011 and 2010, respectively. For the six months ended September 30, 2011 and 2010, the Company’s largest bioprocessing customer represented 51% and 46% of total revenues, respectively.

Bristol’s royalty payment comprised 41% and 55% of the Company’s accounts receivable at September 30, 2011 and 2010, respectively. The Company’s largest bioprocessing products customer accounted for 52% and 38% of accounts receivable as of September 30, 2011 and 2010, respectively.

12.	Recent Accounting Pronouncements

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 82) —Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in this update will ensure that fair value has the same meaning in U.S. GAAP and in International Financial Reporting Standards and that their respective fair value measurement and disclosure requirements are the same. This update is effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted, and the Company is therefore required to adopt this ASU on January 1, 2012. The Company has not completed its review of ASU 2011-04, but it does not expect the adoption to have a material impact on the Company’s results of operations, financial position or cash flows.

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

In connection with the License Agreement, the Company issued warrants to an individual at Scripps to purchase up to 150,000 shares of common stock. The warrants have a seven year term and are exercisable based on performance criteria as detailed in the warrant agreement. No expense related to these warrants has been recorded through September 30, 2011, as none of the performance criteria have been achieved. At this time, the Company does not believe that the performance criteria are probable of being achieved in the near future.

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

Pursuant to the FSMA License Agreement, the Company paid FSMA an initial license fee of $500,000 and a related sublicense fee of $175,000 in fiscal 2010. In April 2011, the Company paid a $500,000 milestone payment to FSMA in connection with the filing of our Investigational New Drug Application with the FDA. These license fees were recorded as research and development expense in the statements of operations. If all milestones are achieved, total financial obligations under this agreement, including milestone payments, sublicense fees, and other charges, could total approximately $16,000,000. Given the uncertain nature of such a development program, the likelihood that products or services will result from the research program is not known at this time. The Company has therefore ascribed no value to the license or the related liability.

The FSMA License Agreement expires or may be terminated (i) on the later of: (a) when all related patents have expired or been abandoned, or (b) 10 years following the first commercial sale of a licensed product; or (ii) by FSMA if the Company (a) fails to make payments under the FSMA License Agreement, (b) fails to use commercially reasonable efforts towards development and commercial objectives, (c) fails to maintain the required insurance or becomes insolvent, or (d) defaults in its performance under the FSMA License Agreement.

15.	Goodwill, Other Intangible Assets and Acquisitions

Acquisitions

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed, if any, based on their fair values at the date of acquisition. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. The fair value of contingent consideration includes estimates and judgments made by management regarding the extent of royalties to be earned in excess of the defined minimum royalties. Management updates these estimates and the related fair value of contingent consideration at each reporting period.

Goodwill

There was no change in the carrying value of goodwill during the six months ended September 30, 2011.

Other Intangible Assets

	$0,000,000	$0,000,000	$0,000,000
As of September 30, 2011	Gross Carrying Amount	Accumulated Amortization	Useful Life (in years)
Technology – developed	$760,000	$(158,334)	8
Patents	240,000	(50,000)	8
Customer relationships	430,000	(89,583)	8

	$1,430,000	$(297,917)

	$0,000,000	$0,000,000	$0,000,000
As of March 31, 2011	Gross Carrying Amount	Accumulated Amortization	Useful Life (in years)
Technology – developed	$760,000	$(110,834)	8
Patents	240,000	(35,000)	8
Customer relationships	430,000	(62,708)	8

	$1,430,000	$(208,542)

On January 29, 2010, the Company acquired the assets of BioFlash including a technology platform for the production of pre-packed, “plug and play” chromatography columns for total consideration transferred of $2.6 million. This patented technology enables economical production of chromatography columns in a format that is ready for use in the production of a broad range of biopharmaceuticals including monoclonal antibodies, vaccines and recombinant proteins. The terms of the acquisition included an up-front payment of $1.8 million, a $300,000 payment made in November 2010, and future royalties based on product sales.

Amortization expense for amortized intangible assets was approximately $89,000 for the six months ended September 30, 2011. The Company expects to record amortization expense of approximately $179,000 in each of the next five years.

Intangible assets are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within selling, general and administrative expense in the statements of operations. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including: a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the market place including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset based on the sum of the future undiscounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. There were no indicators of impairment in the six months ended September 30, 2011.

16.	Share Repurchase

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. For the three and six-month periods ended September 30, 2011, the Company repurchased 100,000 shares of common stock for an aggregate purchase price of $330,867. Since June 2008, the Company has repurchased 592,827 shares of common stock, for an aggregate purchase price of approximately $2,303,000, leaving 657,173 shares available for repurchase under this program.

17.	Subsequent Event

On October 27, 2011, the Company and its newly formed and wholly owned subsidiary, Repligen Sweden AB, entered into an Asset Transfer Agreement (the “Asset Transfer Agreement”) with Novozymes Biopharma DK A/S, a company organized under the laws of Denmark (“Novozymes Denmark”), and Novozymes Biopharma Sweden AB, a company organized under the laws of Sweden and a wholly-owned subsidiary of Novozymes Denmark (“Novozymes Sweden” and, together with Novozymes Denmark, “Novozymes”), to acquire Novozymes’ business headquartered at Novozymes Sweden’s facility in Lund, Sweden and all related operations, including the manufacture and supply of cell culture ingredients and Protein A affinity ligands for use in industrial cell culture, stem and therapeutic cell culture and biopharmaceutical manufacturing, and the provision of contract manufacturing services for ALK Abello A/S (the “Business”). Pursuant to the Asset Transfer Agreement, the Company will (a) purchase all of the assets related to the Business and assume certain specified liabilities related to the Business from Novozymes Sweden and (b) purchase contract rights and licenses used in the Business and other specified assets from Novozymes Denmark (collectively, the “Transferred Business” and the acquisition of the Transferred Business, the “Transaction”). On the date of the consummation of the Transaction, the Company will pay a purchase price of 17.0 million Euros (~$22.7 million) to Novozymes. The Asset Transfer Agreement includes future contingent payments to Novozymes Sweden consisting of:

•	an earn-out payment of 1.0 million Euros (~$1.3 million) if the Transferred Business achieves sales of a minimum quantity of a Novozymes product between January 1, 2012 and December 31, 2012;

•

two milestone payments of 1.0 million Euros (~$1.3 million) each if sales of certain Novozymes products achieve agreed levels for the combined calendar years 2012 and 2013 and for calendar year 2014, respectively; and

•	technology transfer payments totaling 1.0 million Euros (~$1.3 million) following the successful transfer of certain Novozymes manufacturing technology.

The Company currently expects to complete the Transaction in the fourth quarter of 2011. The Company does not anticipate seeking preclearance of the acquisition of the Transferred Business from any antitrust authorities or the applicability to the closing timeline of any antitrust-based statutory waiting periods. The Company’s and Novozymes’ obligations to consummate the Transaction are subject to the satisfaction or waiver of customary closing conditions, including, among others, obtaining the transfer of permits used in the Business. The Asset Transfer Agreement provides each party with specified termination rights. The parties may terminate the Asset Transfer Agreement by written mutual assent, due to the material breach of the other parties, or in the event that the closing conditions have not been fulfilled by April 30, 2012. The foregoing description of the Transaction and the Asset Transfer Agreement does not purport to be complete and investors are therefore encouraged to read the Asset Transfer Agreement, which is filed as Exhibit 2.1 to the Current Report on Form 8-K that we filed on October 28, 2011.

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

On October 27, 2011, we and our newly formed and wholly owned subsidiary, Repligen Sweden AB, entered into an Asset Transfer Agreement (the “Asset Transfer Agreement”) with Novozymes Biopharma DK A/S, a company organized under the laws of Denmark (“Novozymes Denmark”), and Novozymes Biopharma Sweden AB, a company organized under the laws of Sweden and a wholly-owned subsidiary of Novozymes Denmark (“Novozymes Sweden” and, together with Novozymes Denmark, “Novozymes”), to acquire Novozymes’ business headquartered at Novozymes Sweden’s facility in Lund, Sweden and all related operations, including the manufacture and supply of cell culture ingredients and Protein A affinity ligands for use in industrial cell culture, stem and therapeutic cell culture and biopharmaceutical manufacturing, and the provision of contract manufacturing services for ALK Abello A/S (the “Business”). Pursuant to the Asset Transfer Agreement, we will (a) purchase all of the assets related to the Business and assume certain specified liabilities related to the Business from Novozymes Sweden and (b) purchase contract rights and licenses used in the Business and other specified assets from Novozymes Denmark (collectively, the “Transferred Business” and the acquisition of the Transferred Business, the “Transaction”). On the date of the consummation of the Transaction, we will pay a purchase price of 17.0 million Euros (~$22.7 million) to Novozymes. The Asset Transfer Agreement includes future contingent payments to Novozymes Sweden consisting of:

•	an earn-out payment of 1.0 million Euros (~$1.3 million) if the Transferred Business achieves sales of a minimum quantity of a Novozymes product between January 1, 2012 and December 31, 2012;

•

two milestone payments of 1.0 million Euros (~$1.3 million) each if sales of certain Novozymes products achieve agreed levels for the combined calendar years 2012 and 2013 and for calendar year 2014, respectively; and

•	technology transfer payments totaling 1.0 million Euros (~$1.3 million) following the successful transfer of certain Novozymes manufacturing technology.

We currently expect to complete the Transaction in the fourth quarter of 2011. We do not anticipate seeking preclearance of the acquisition of the Transferred Business from any antitrust authorities or the applicability to the closing timeline of any antitrust-based statutory waiting periods. Our and Novozymes’ obligations to consummate the Transaction are subject to the satisfaction or waiver of customary closing conditions, including, among others, obtaining the transfer of permits used in the Business. The Asset Transfer Agreement provides each party with specified termination rights. The parties may terminate the Asset Transfer Agreement by written mutual assent, due to the material breach of the other parties, or in the event that the closing conditions have not been fulfilled by April 30, 2012. The foregoing description of the Transaction and the Asset Transfer Agreement does not purport to be complete and investors are therefore encouraged to read the Asset Transfer Agreement, which is filed as Exhibit 2.1 to the Current Report on Form 8-K that we filed on October 28, 2011.

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

Results of Operations

Three months ended September 30, 2011 vs. September 30, 2010

Total revenue

Total revenues for the three-month periods ended September 30, 2011 and 2010 were approximately $8,631,000 and $7,307,000, respectively, an increase of $1,324,000 or 18%.

Sales of bioprocessing products for the three-month periods ended September 30, 2011 and 2010 were approximately $5,742,000 and $4,416,000, respectively, an increase of $1,326,000, or 30%. Substantially all of our bioprocessing products are based on recombinant Protein A and are sold to customers who incorporate our manufactured products into their proprietary antibody purification systems to be sold directly to the pharmaceutical industry. Monoclonal antibodies are a well-established class of drug with applications in rheumatoid arthritis, asthma and a variety of cancers. Sales of our bioprocessing products are therefore impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations in product revenue. We expect such quarterly fluctuations but do not necessarily believe they are always predictive of future revenue or otherwise indicate a trend.

Pursuant to the settlement with Bristol (the “Bristol Settlement”), we recognized royalty revenue of approximately $2,789,000 and $2,513,000 for the three-month periods ended September 30, 2011 and 2010, respectively.

For the three-month period ended September 30, 2011, we recognized approximately $100,000 of revenue from a sponsored research and development project under an agreement with Go Friedreich’s Ataxia Research (“GoFar”). During the three-month period ended September 30, 2010, we recognized revenue of approximately $331,000 from a sponsored research and development project with the Muscular Dystrophy Association and $47,000 from sponsored research and development projects with the Friedreich’s Ataxia Research Alliance and GoFar.

Costs and operating expenses

Total costs and operating expenses were approximately $8,079,000 and $6,780,000 for the three-month periods ended September 30, 2011 and 2010, respectively, an increase of $1,299,000 or 19%.

Cost of product revenue was approximately $2,093,000 and $1,472,000 for the three-month periods ended September 30, 2011 and 2010, respectively, an increase of $621,000 or 42%. This increase is primarily due to the increase and change in the mix of bioprocessing product sales, as well as other individually insignificant manufacturing variances.

Pursuant to the Bristol Settlement, we must remit 15% of royalty revenue received through the expiration of the settlement agreement in December 2013 to the University of Michigan. For the three-month periods ended September 30, 2011 and 2010, the cost of royalty revenue was approximately $418,000 and $377,000, respectively.

Research and development expenses were approximately $3,075,000 and $3,119,000 for the three-month periods ended September 30, 2011 and 2010, respectively, a decrease of $44,000 or 1%. This decrease is primarily attributable to a $395,000 decrease related to RG2417 for the treatment of patients with bipolar disorder as we discontinued this program in March 2011 and a $812,000 increase in costs associated with drug product manufacturing and other costs associated with the New Drug Application (“NDA”) submission for RG1068 for MRI imaging of the pancreas, offset by a $500,000 settlement related to this program from a dispute with Parexel International Corporation, parent company of Perceptive Informatics, Inc.

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

Selling, general and administrative expenses were approximately $2,493,000 and $1,813,000 for the three-month periods ended September 30, 2011 and 2010, respectively, an increase of $680,000 or 38%. This increase is largely attributable to commercialization efforts as we prepare to launch RG1068 for MRI imaging of the pancreas, pending FDA approval, slightly higher headcount and related personnel expenses, and increased sales and marketing activities related to our bioprocessing business.

Investment income

Investment income was approximately $52,000 and $97,000 for the three-month periods ended September 30, 2011 and 2010, respectively. This decrease of $45,000, or 46%, is primarily due to lower interest rates.

Income tax provision

For the three-month periods ended September 30, 2011 and 2010, we had income before taxes of approximately $605,000 and $623,000, respectively. We did not record a tax provision in either period as the effective income tax rate was 0%. The effective income tax rate was based upon the estimated loss for the year ended March 2012 and the composition of the income in different jurisdictions. The effective tax rate differs from the statutory tax rate due to the utilization of prior year net operating losses and credits, offset by the effects of the alternative minimum tax on income derived during the fiscal year.

Six months ended September 30, 2011 vs. September 30, 2010

Total revenue

Total revenues for the six-month periods ended September 30, 2011 and 2010 were approximately $16,285,000 and $14,317,000 respectively, an increase of $1,968,000 or 14%.

Sales of bioprocessing products for the six-month periods ended September 30, 2011 and 2010 were approximately $10,100,000 and $8,685,000, respectively, an increase of $1,415,000, or 16%. Substantially all of our bioprocessing products are based on recombinant Protein A and are sold to customers who incorporate our manufactured products into their proprietary antibody purification systems to be sold directly to the pharmaceutical industry. Monoclonal antibodies are a well-established class of drug with applications in rheumatoid arthritis, asthma and a variety of cancers. Sales of our bioprocessing products are therefore impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations in product revenue. We expect such quarterly fluctuations but do not necessarily believe they are always predictive of future revenue or otherwise indicate a trend.

Pursuant to the Bristol Settlement, we recognized royalty revenue of approximately $5,562,000 and $4,992,000 for the six-month periods ended September 30, 2011 and 2010, respectively.

For the six-month period ended September 30, 2011, we recognized revenue of approximately $474,000 from a sponsored research and development project with the Muscular Dystrophy Association and revenue of approximately $149,000 from sponsored research and development projects with the Friedreich’s Ataxia Research Alliance and GoFar. During the six-month period ended September 30, 2010, we recognized revenue of approximately $594,000 from a sponsored research and development project with the Muscular Dystrophy Association and revenue of approximately $47,000 from sponsored research and development projects with the Friedreich’s Ataxia Research Alliance and GoFar.

Costs and operating expenses

Total costs and operating expenses were approximately $15,854,000 and $12,901,000 for the six-month periods ended September 30, 2011 and 2010, respectively, an increase of $2,953,000 or 23%.

Cost of product revenue was approximately $3,646,000 and $2,737,000 for the six-month periods ended September 30, 2011 and 2010, respectively, an increase of $909,000 or 33%. This increase is primarily due to the increase and change in the mix of bioprocessing product sales, as well as other individually insignificant manufacturing variances.

Pursuant to the Bristol Settlement, we must remit 15% of royalty revenue received through the expiration of the settlement agreement in December 2013 to the University of Michigan. For the six-month periods ended September 30, 2011 and 2010, the cost of royalty revenue was approximately $834,000 and $749,000, respectively.

Research and development expenses were approximately $6,592,000 and $5,814,000 for the six-month periods ended September 30, 2011 and 2010, respectively, an increase of $778,000 or 13%. This increase is primarily attributable to a $1,552,000 increase in costs associated with drug product manufacturing and other costs associated with the NDA submission for RG1068 for MRI imaging of the pancreas, offset by a $500,000 settlement related to this program from a dispute with Parexel International Corporation, parent company of Perceptive Informatics, Inc., and a $945,000 increase related to RG3039 for spinal muscular atrophy which includes a $500,000 milestone payment made in April 2011 upon successful filing of our Investigational New Drug Application with the FDA, as well as other costs associated with the initiation of our Phase 1 clinical trial. These increases are offset by a $1,130,000 decrease related to RG2417 for the treatment of patients with bipolar disorder as we discontinued this program in March 2011.

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

Selling, general and administrative expenses were approximately $4,782,000 and $3,601,000 for the six-month periods ended September 30, 2011 and 2010, respectively, an increase of $1,181,000 or 33%. This increase is largely attributable to commercialization efforts as we prepare to launch RG1068 for MRI imaging of the pancreas, pending FDA approval, slightly higher headcount and related personnel expenses, and increased sales and marketing activities related to our bioprocessing business.

Investment income

Investment income was approximately $118,000 and $196,000 for the six-month periods ended September 30, 2011 and 2010, respectively. This decrease of $78,000, or 40%, is primarily due to lower interest rates.

Income tax provision

For the six-month periods ended September 30, 2011 and 2010, we had income before taxes of approximately $549,000 and $1,611,000, respectively. We did not record a tax provision as the effective income tax rate was 0%. The effective income tax rate was based upon the estimated loss for the year ended March 2012 and the composition of the income in different jurisdictions. The effective tax rate differs from the statutory tax rate due to the utilization of prior year net operating losses and credits, offset by the effects of the alternative minimum tax on income derived during the fiscal year.

Liquidity and capital resources

We have financed our operations primarily through sales of equity securities, revenues derived from product sales, and research grants, as well as proceeds and royalties from litigation settlements. Our revenue for the foreseeable future will be limited to our bioprocessing product revenue, royalties from Bristol, and research and development grants. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates will generate revenue and cash flows. Total cash, cash equivalents and marketable securities at September 30, 2011 were approximately $58,274,000, a decrease of $3,229,000 from $61,503,000 at March 31, 2011. We expect to pay the 17.0 million to 21.0 million Euros purchase price for the Novozymes acquisition with cash on hand.

Operating activities

Our operating activities consumed cash of approximately $2,563,000 for the six-month period ended September 30, 2011. Cash consumed by operating activities is primarily attributable to an increase in accounts receivable of $2,761,000, an increase in inventory of $506,000, an increase in prepaid expenses and other current assets of $433,000, a decrease in accounts payable of $350,000, an increase in royalties receivable of $277,000, and a decrease in accrued liabilities of $120,000, offset by net income of $549,000 and certain non-cash expenses such as $812,000 for depreciation and amortization and $527,000 in stock-based compensation expense.

For the six months ended September 30, 2010, operating activities provided cash of approximately $674,000. Cash provided by operating activities is primarily attributable to net income of $1,611,000, a decrease in prepaid expenses of $261,000, a decrease in inventory of $164,000, and certain non-cash expenses such as $809,000 for depreciation and amortization and $505,000 in stock-based compensation expense, offset by a $1,526,000 increase in accounts receivable, a $92,000 decrease in accounts payable and accrued liabilities, a $217,000 increase in royalties receivable, and a $22,000 decrease in long term liabilities.

Investing activities

Our investing activities consumed approximately $810,000 of cash for the six-month period ended September 30, 2011 as we had $471,000 in net purchases of marketable securities and $339,000 in equipment purchases and improvements to our facility.

For the six-month period ended September 30, 2010, investing activities provided cash of approximately $1,938,000 as we had $2,093,000 in net redemptions of marketable securities offset by approximately $155,000 in equipment purchases and improvements to our facility.

Financing activities

For the six-month period ended September 30, 2011, share repurchases consumed approximately $331,000 of cash and there was an insignificant amount of stock option exercises. For the six-month period ended September 30, 2010, stock option exercises provided cash proceeds of approximately $26,000.

We do not currently use derivative financial instruments. We generally place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines.

Working capital increased approximately $4,642,000 to $55,863,000 at September 30, 2011 from $51,221,000 at March 31, 2011 due to the various changes noted above.

Our future capital requirements will depend on many factors, including the following:

•	the occurrence of unexpected costs related to the Transaction;

•	the success of our clinical studies and attainment of necessary regulatory approvals;

•	the scope of and progress made in our research and development activities;

•	our ability to acquire additional products or product candidates;

•	our ability to establish one or more partnerships for commercialization of RG1068 outside the U.S.;

•	the extent of any share repurchase activity;

•	the success of any proposed financing efforts;

•	the ability to sustain sales and profits of our bioprocessing products; and

•	the amount of royalty revenues we receive from Bristol.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2011.

Commitments

At September 30, 2011, we had the following fixed obligations and commitments:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$13,690	$867	$2,304	$2,291	$8,228
Purchase obligations (1)	4,631	4,631	—	—	—
Contractual obligations (2)	740	35	135	240	330

Total	$19,061	$5,533	$2,439	$2,531	$8,558

(1)	Represents purchase orders for the procurement of raw material for manufacturing as well as clinical materials to support our upcoming trials.
(2)	These amounts include obligations for minimum contingent consideration from acquisitions as well as for license, supply and consulting agreements.

Cautionary Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q, as well as oral statements that may be made by Repligen or by officers, directors or employees of Repligen acting on its behalf, that are not historical facts constitute “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding the Transaction, the closing of the Transaction and the expected timetable therefor, the performance of our and Novozymes’ combined bioprocessing businesses following the closing of the Transaction, current or future financial performance, management’s strategy, plans and objectives for future operations, clinical trials and results, milestone payments, tax payments and benefits, marketing plans, revenue potential of therapeutic product candidates, product research, intellectual property and development, manufacturing plans and performance, delays in manufacturing by us or our partners, timing of customer orders, the anticipated growth in our target markets, including, without limitation, the markets for pancreatic disease treatment, Friedreich’s ataxia and spinal muscular atrophy, as well as the monoclonal antibody market and the process chromatography industry and projected growth in product sales, costs of operations, sufficiency of funds to meet management objectives and availability of financing and effects of accounting pronouncements constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements, including, without limitation, risks associated with: the success of current and future collaborative relationships, the success of our clinical trials and our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited sales and marketing experience and capabilities, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, our ability to compete with larger, better financed pharmaceutical and biotechnology companies that may develop new approaches to the treatment of our targeted diseases, our history of losses and expectation of incurring continued losses, our ability to generate future revenues, our ability to raise additional capital to continue our drug development programs, our volatile stock price, and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate $294,000 decrease in the fair value of our investments as of September 30, 2011. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited.

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

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended March 31, 2011 and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause our actual results to differ materially from those in the forward-looking statements. There have been no material changes from the aforementioned risk factors, except as set forth below:

Completion of our proposed acquisition of Novozymes Biopharma is subject to various closing conditions, involves significant costs and will require considerable attention from our management. Failure to complete the acquisition could adversely affect our stock price and our future business and operations.

The completion of our proposed acquisition of Novozymes Biopharma is subject to the satisfaction of various closing conditions and we cannot assure you that such conditions will be satisfied or that the acquisition will be successfully completed. In the event that the acquisition is not consummated, we will have spent considerable time and resources and incurred substantial costs, such as legal, accounting and advisory fees, which must be paid even if the acquisition is not completed. If the acquisition is not consummated, our reputation in our industry and in the investment community could be damaged and, as a result, the market price of our common stock could decline. In addition, successful completion of the acquisition will require the attention of our management and may divert their attention away from our operations.

We may fail to realize benefits estimated from our acquisition of Novozymes Biopharma, if consummated.

The success of our acquisition of Novozymes Biopharma, if completed, will depend, in part, on our ability to realize the anticipated synergies, business opportunities and growth prospects from combining our business with that of Novozymes Biopharma. We may never realize these anticipated synergies, business opportunities and growth prospects. Integrating operations will be complex and will require significant efforts and expenditures. Assumptions underlying estimated benefits may be inaccurate and general industry and business conditions might deteriorate. Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures, particularly extracting information technology and finance systems from the Novozymes Biopharma DK A/S architecture and integrating them within the correlative Repligen systems. If any of these factors limit our ability to integrate our operations with those of Novozymes Biopharma successfully or on a timely basis, the expectations of future results of operations, including synergies and other benefits expected to result from the acquisition, might not be met.

We will incur significant transaction, integration and other costs in connection with our pending acquisition of Novozymes Biopharma and these costs may exceed the realized benefits, if any, of the synergies and efficiencies from the acquisition, if consummated.

We have already incurred significant transaction costs related to our acquisition of Novozymes Biopharma. In addition, if the acquisition is completed, we will incur integration costs as we integrate the Novozymes Biopharma business with our own. Financial, managerial and operational challenges of our pending acquisition of Novozymes Biopharma may include:

•	disruption of our ongoing businesses and diversion of management attention;

•	difficulties in systems integration, particularly information technology and finance systems;

•	difficulties in integrating Novozymes Biopharma’s products and technologies;

•	disruptions in relationships with customers and suppliers;

•	risks associated with acquiring intellectual property;

•	difficulties in operating Novozymes Biopharma’s business profitably;

•	the inability to achieve anticipated synergies, cost savings or growth;

•	potential loss of key employees;

•	unanticipated costs; and

•	potential disputes with Novozymes Biopharma DK A/S.

Even once the acquisition is completed, no assurances can be given that the expected synergies and other benefits of our acquisition of Novozymes Biopharma will exceed the transaction and integration costs and the costs associated with these potential financial, managerial and operational challenges, or that expected synergies and other benefits will be achieved in the near term or at all.

Our exposure to political, economic and other risks that arise from operating a multinational business will increase dramatically following our acquisition of Novozymes Biopharma.

Our operations and sales outside of the United States will increase dramatically as a result of our acquisition of Novozymes Biopharma, if consummated. Risks related to these increased foreign operations include:

•	changes in general economic and political conditions in countries where we operate, particularly as a result of recent instability within the European Union;

•	being subject to longer payment cycles from customers and experiencing greater difficulties in timely accounts receivable collections;

•	being subject to complex and restrictive employment and labor laws and regulations, as well as union and works council restrictions;

•	changes in tax laws or rulings could have an adverse impact on our effective tax rate; and

•	required compliance with a variety of foreign laws and regulations.

Our business success depends in part on our ability to anticipate and effectively manage these and other risks to which our exposure will increase dramatically if we successfully complete our pending acquisition of Novozymes Biopharma. We cannot assure you that these and other related factors will not materially adversely affect our international operations or business as a whole following our acquisition of Novozymes Biopharma.

Following our acquisition of Novozymes Biopharma, Repligen will become a larger and more geographically diverse organization that we may be unable to manage efficiently.

If and once we complete our pending acquisition of Novozymes Biopharma, we will face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse (including from a cultural perspective) and substantially larger combined organization could material adversely affect our operating results and, as a result, the market price of our common stock.

Following our acquisition of Novozymes Biopharma, if consummated, the environmental risks of our business will increase dramatically.

Our existing manufacturing business involves the controlled use of hazardous materials and chemicals and is therefore subject to numerous environmental and safety laws and regulations and to periodic inspections for possible violations of these laws and regulations. The Novozymes Biopharma business involves the use of similar hazardous materials as well as Staphylococcus aureus and toxins produced by Staphylococcus aureus. Staphylococcus aureus and the toxins it produces, particularly enterotoxins, can cause severe illness in humans. The costs of compliance with environmental and safety laws and regulations are significant and will increase materially following our acquisition of Novozymes Biopharma, if consummated. Any violations, even if inadvertent or accidental, of current or future environmental, safety laws or regulations and the cost of compliance with any resulting order or fine could adversely affect our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. Since June 2008, the Company has repurchased 592,827 shares of common stock, for an aggregate purchase price of approximately $2,303,000, leaving 657,173 shares available for repurchase under this program.

A summary of the Company’s stock repurchase activity for the three months ended September 30, 2011 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
July 1 through July 31	—	$—	—	757,173
August 1 through August 31	—	$—	—	757,173
September 1 through September 30	100,000	$3.31	592,827	657,173

	100,000	$3.31	592,827

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). (File No. 000-14656)

10.1	First Amendment to Lease, dated July 5, 2011, by and between Repligen Corporation and TC Saracen, LLC (filed as Exhibit 10.1 to Repligen’s Current Report on Form 8-K, dated July 5, 2011).

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+ *	The following materials from the Repligen Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements.

+	Filed herewith.
*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: November 9, 2011	By:	/s/ Walter C. Herlihy
Walter C. Herlihy
Chief Executive Officer and President
(Principal executive officer)
Repligen Corporation

Date: November 9, 2011	By:	/s/ William J. Kelly
William J. Kelly
Chief Financial Officer
(Principal financial and accounting officer)
Repligen Corporation

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). (File No. 000-14656)

10.1	First Amendment to Lease, dated July 5, 2011, by and between Repligen Corporation and TC Saracen, LLC (filed as Exhibit 10.1 to Repligen’s Current Report on Form 8-K, dated July 5, 2011).

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer.

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+ *	The following materials from the Repligen Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements.

+	Filed herewith.
*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.