Form 10-Q
period 2012-09-30
REPLIGEN CORP
filed 2012-11-08
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15-(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 30, 2012.

Class	Number of Shares
Common Stock, par value $.01 per share	31,111,765

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$18,389,977	$11,167,745
Marketable securities	11,918,020	15,421,436
Accounts receivable, less reserve for doubtful accounts of $10,000	7,636,346	2,825,414
Royalties receivable	3,962,704	3,206,840
Inventories, net	10,768,322	13,363,073
Prepaid expenses and other current assets	1,117,341	910,298

Total current assets	53,792,710	46,894,806

Property, plant and equipment, at cost:
Leasehold improvements	5,179,119	5,083,852
Equipment	12,648,183	12,011,154
Furniture and fixtures	1,763,973	1,244,451
Construction in progress	294,982	275,258

Total property, plant and equipment, at cost	19,886,257	18,614,715
Less: Accumulated depreciation	(9,769,919)	(7,877,296)

Property, plant and equipment, net	10,116,338	10,737,419
Long-term marketable securities	12,417,051	9,435,350
Intangible assets, net	7,376,533	7,795,239
Goodwill	994,000	994,000
Restricted cash	200,000	200,000

Total assets	$84,896,632	$76,056,814

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,766,699	$1,422,483
Accrued liabilities	7,269,086	6,041,038

Total current liabilities	9,035,785	7,463,521
Other long-term liabilities	1,900,102	2,469,412
Deferred tax liability	256,765	136,881
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 31,054,765 shares at September 30, 2012 and 30,714,757 shares at December 31, 2011 issued and outstanding	310,548	307,148
Additional paid-in capital	186,500,090	184,872,839
Accumulated other comprehensive income	1,579,403	113,627
Accumulated deficit	(114,686,061)	(119,306,614)

Total stockholders’ equity	73,703,980	65,987,000

Total liabilities and stockholders’ equity	$84,896,632	$76,056,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue:
Product revenue	$11,123,236	$5,741,920	$32,125,076	$13,250,840
Royalty and other revenue	3,981,059	2,889,458	11,327,500	8,940,648

Total revenue	15,104,295	8,631,378	43,452,576	22,191,488
Operating expenses:
Cost of product revenue	6,418,962	2,092,815	19,036,762	5,038,713
Cost of royalty and other revenue	594,406	418,419	1,593,427	1,211,180
Research and development	2,433,043	3,074,625	8,147,164	10,376,357
Selling, general and administrative	3,126,244	2,493,093	9,973,013	7,220,847
Contingent consideration – fair value adjustments	343,932	—	343,932	—
Gain on bargain purchase	—	—	(314,244)	—

Total operating expenses	12,916,587	8,078,952	38,780,054	23,847,097

Income (loss) from operations	2,187,708	552,426	4,672,522	(1,655,609)
Investment income	95,807	52,247	156,747	187,482
Interest expense	7,205	—	(42,536)	(13,484)
Other income (expense)	(500,414)	—	67,145	—

Income (loss) before income taxes	1,790,306	604,673	4,853,878	(1,481,611)
Income tax provision (benefit)	(16,183)	—	250,954	—

Net income (loss)	$1,806,489	$604,673	$4,602,924	$(1,481,611)

Earnings (loss) per share:
Basic	$0.06	$0.02	$0.15	$(0.05)

Diluted	$0.06	$0.02	$0.15	$(0.05)

Weighted average shares outstanding:
Basic	30,948,062	30,796,797	30,841,344	30,800,510

Diluted	31,256,273	30,933,832	31,131,749	30,800,510

Comprehensive income (loss)	$3,913,569	$607,360	$6,068,700	$(1,478,924)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,602,924	$(1,481,611)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,592,824	1,212,489
Stock-based compensation expense	743,947	781,645
Fair value adjustments to contingent consideration	339,433	—
Gain on bargain purchase	(314,244)	—
Loss on disposal of assets	—	5,597
Changes in assets and liabilities:
Accounts receivable	(4,672,351)	(2,849,296)
Royalties receivable	(755,864)	(42,858)
Inventories	3,036,051	(522,515)
Prepaid expenses and other current assets	247,093	1,262,077
Accounts payable	309,710	(118,734)
Accrued liabilities	1,087,295	671,455
Long-term liabilities	(1,006,654)	(36,674)

Net cash provided by (used in) operating activities	6,210,164	(1,118,425)

Cash flows from investing activities:
Purchases of marketable securities	(36,337,643)	(65,381,613)
Redemptions of marketable securities	36,863,333	68,100,987
Purchases of property, plant and equipment	(825,061)	(545,318)

Net cash (used in) provided by investing activities	(299,371)	2,174,056

Cash flows from financing activities:
Exercise of stock options	886,704	69,239
Repurchase of common stock	—	(419,267)

Net cash provided by (used in) financing activities	886,704	(350,028)

Effect of exchange rate changes on cash and cash equivalents	424,735	—

Net increase in cash and cash equivalents	7,222,232	705,603
Cash and cash equivalents, beginning of period	11,167,745	9,794,509

Cash and cash equivalents, end of period	$18,389,977	$10,500,112

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

2.	Acquisitions, Goodwill and Other Intangible Assets

Acquisitions

Novozymes Biopharma Sweden AB

On December 20, 2011, pursuant to the terms of the Asset Transfer Agreement, dated as of October 27, 2011 (the “Asset Transfer Agreement”), by and among the Company, Repligen Sweden AB, a company organized under the laws of Sweden and a wholly-owned subsidiary of the Company (“Repligen Sweden”), Novozymes Biopharma DK A/S, a company organized under the laws of Denmark (“Novozymes Denmark”), and Novozymes Biopharma Sweden AB, a company organized under the laws of Sweden and a wholly-owned subsidiary of Novozymes Denmark (“Novozymes Sweden” and, together with Novozymes Denmark, “Novozymes”), the Company acquired Novozymes’ business headquartered at Novozymes Sweden’s facility in Lund, Sweden and all related operations, including the manufacture and supply of cell culture ingredients and Protein A affinity ligands for use in industrial cell culture, stem and therapeutic cell culture and biopharmaceutical manufacturing (the “Novozymes Biopharma Business”). Pursuant to the Asset Transfer Agreement, Repligen Sweden (a) purchased all of the assets related to the Novozymes Biopharma Business and assumed certain specified liabilities related to the Novozymes Biopharma Business from Novozymes Sweden and (b) purchased contract rights and licenses used in the Novozymes Biopharma Business and other specified assets from Novozymes Denmark (collectively, the “Transferred Business” and the acquisition of the Transferred Business, the “Novozymes Acquisition”). The Novozymes Biopharma Business now operates as Repligen Sweden. The Company paid a total purchase price of €20,310,000 (~$26,400,000) to Novozymes for the Transferred Business. In addition, Novozymes has the right to contingent payments of up to €4,000,000 (~$5,200,000) consisting of: (i) an earn-out of €1,000,000 (~$1,300,000) if the Transferred Business achieves sales of a minimum quantity of a Novozymes product between January 1, 2012 and December 31, 2012; (ii) two milestone payments of €1,000,000 (~$1,300,000) each if sales of certain Novozymes products achieve agreed levels for the combined calendar years 2012 and 2013 and for calendar year 2014, respectively; and (iii) technology transfer payments totaling €1,000,000 (~$1,300,000) following the successful transfer of certain Novozymes manufacturing technology. The probability-weighted fair value of the €4,000,000 contingent consideration was $2,019,000 and $1,611,000 at September 30, 2012 and December 31, 2011, respectively.

The Company accounted for the Novozymes Acquisition as the purchase of a business under U.S. GAAP. Under the acquisition method of accounting, the assets of the Novozymes Biopharma Business were recorded as of the acquisition date, at their respective fair values, and consolidated with those of Repligen. The fair value of the net assets acquired was approximately $28,922,000, which exceeded the total consideration transferred of $28,495,000. Accordingly, the Company recognized the excess of the fair value of the net assets over the purchase price of approximately $427,000 as a gain on bargain purchase. In the nine months ended September 30, 2012, the Company recognized an additional gain on bargain purchase of $314,000 due to net working capital adjustments. The Company finalized its fixed asset valuation analysis in the quarter ended September 30, 2012 and the purchase price allocation is now considered final.

Goodwill

Goodwill is not amortized and is reviewed for impairment at least annually. There was no evidence of impairment to goodwill at September 30, 2012. There were no goodwill impairment charges during the three or nine-month periods ended September 30, 2012.

Other Intangible Assets

Intangible assets are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within selling, general and administrative expense in the statements of operations. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset based on the sum of the future undiscounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at September 30, 2012.

Other intangible assets consisted of the following at September 30, 2012:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$1,446,395	$(316,117)	8
Patents	240,000	(80,000)	8
Customer relationships	6,813,471	(727,216)	8

Total other intangible assets	$8,499,866	$(1,123,333)	8

Other intangible assets consisted of the following at December 31, 2011:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$1,413,564	$(184,402)	8
Patents	240,000	(57,500)	8
Customer relationships	6,508,147	(124,570)	8

Total other intangible assets	$8,161,711	$(366,472)	8

Amortization expense for amortized intangible assets was approximately $757,000 for the nine months ended September 30, 2012. The Company expects to record amortization expense of approximately $978,000 in each of the next five years.

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

In April 2008, the Company settled its litigation with Bristol-Myers Squibb Company (“Bristol”) and began recognizing royalty revenue in fiscal year 2009 for Bristol’s net sales in the United States of Orencia® which is used in the treatment of rheumatoid arthritis. Pursuant to the settlement with Bristol (“Bristol Settlement”), the Company recognized royalty revenue of approximately $3,963,000 and $2,789,000 for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, the Company recognized Bristol royalty revenue of approximately $10,623,000 and $8,075,000, respectively. Revenue earned from Bristol royalties is recorded in the periods when it is earned based on royalty reports sent by Bristol to the Company. The Company has no continuing obligations to Bristol as a result of this settlement. The royalty agreement with Bristol provides that the Company will receive such royalty payments on sales of Orencia® by Bristol through December 31, 2013.

Pursuant to the Bristol Settlement, Repligen must remit to the University of Michigan 15% of all royalty revenue received from Bristol. Royalty expense for the three months ended September 30, 2012 and 2011 was approximately $594,000 and $418,000, respectively. For the nine months ended September 30, 2012 and 2011, the Company incurred royalty expense of approximately $1,593,000 and $1,211,000, respectively. This operating expense has been included in the Company’s Statements of Operations under the line item “Cost of royalty and other revenue.”

For the three months ended September 30, 2012 and 2011, the Company recognized approximately $18,000 and $100,000 of revenue, respectively, from sponsored research and development projects under agreements with the European Friedrich’s Ataxia Consortium for Translational Studies and Go Friedreich’s Ataxia Research. For the nine months ended September 30, 2012 and 2011, the Company recognized approximately $704,000 and $866,000 of revenue, respectively, from sponsored research and development projects under agreements with the Muscular Dystrophy Association, the European Friedrich’s Ataxia Consortium for Translational Studies, the National Institutes of Health / Scripps Research Institute, Go Friedreich’s Ataxia Research, and the Friedreich’s Ataxia Research Alliance.

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

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options and warrants. Under the treasury stock method, unexercised “in-the-money” stock options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting are considered participating securities and are included in the calculation of basic and diluted earnings per share. Common share equivalents were not included in the net loss per share computation for the nine-month period ended September 30, 2011 because their effect is anti-dilutive.

Basic and diluted weighted average shares outstanding were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Weighted average common shares	30,948,062	30,796,797	30,841,344	30,800,510
Dilutive common stock options	308,211	137,035	290,405	—

Weighted average common shares, assuming dilution	31,256,273	30,933,832	31,131,749	30,800,510

At September 30, 2012, there were outstanding options to purchase 2,625,690 shares of the Company’s common stock at a weighted average exercise price of $4.11 per share. For the three and nine-month periods ended September 30, 2012, 1,431,600 and 1,602,000 options to purchase shares of the Company’s common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

At September 30, 2011, there were outstanding options to purchase 2,719,100 shares of the Company’s common stock at a weighted average exercise price of $4.09 per share. For the three-month period ended September 30, 2011, 2,046,700 options to purchase shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive. For the nine-month period ended September 30, 2011, all such outstanding options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

5.	Stock-Based Compensation

For the three months ended September 30, 2012 and 2011, the Company recorded stock-based compensation expense of approximately $288,000 and $245,000, respectively, for share-based awards granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”) and the Repligen Corporation 2012 Stock Option and Incentive Plan (the “2012 Plan,” and collectively with the 2001 Plan and the 1992 Repligen Corporation Stock Option Plan, the “Plans”). The Company recorded stock-based compensation expense of approximately $744,000 and $782,000 for the nine-month periods ended September 30, 2012 and 2011, respectively, for share-based awards granted under the Plans.

The 2012 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Incentive options granted to employees under the Plans generally vest over a four to five-year period, with 20%-25% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At September 30, 2012, options to purchase 2,625,690 shares were outstanding under the Plans. At September 30, 2012, 1,567,620 shares were available for future grant under the 2012 Plan.

The Company uses the Black-Scholes option pricing model to calculate the fair value of share-based awards on the grant date. The Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award, and recognizes it as expense over the employee’s requisite service period on a straight-line basis. The Company records the expense for share-based awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates whether the achievement of a performance-based milestone is probable as of the reporting date. The Company has no awards that are subject to market conditions. The Company recognizes stock-based compensation expense based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures.

Information regarding option activity for the nine months ended September 30, 2012 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	2,823,400	$4.05
Granted	357,190	3.57
Exercised	(426,100)	3.12
Forfeited/Cancelled	(128,800)	4.72

Options outstanding at September 30, 2012	2,625,690	$4.11	6.21	$4,960,713

Options exercisable at September 30, 2012	1,549,700	$4.32	4.69	$2,632,460

Vested and expected to vest at September 30, 2012 (1)	2,479,847	$4.11	6.09	$4,678,761

(1)	This represents the number of vested options as of September 30, 2012 plus the number of unvested options expected to vest as of September 30, 2012 based on the unvested outstanding options at September 30, 2012 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on September 30, 2012 of $5.96 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 30, 2012.

The weighted average grant date fair value of share-based awards granted during the nine months ended September 30, 2012 and 2011 was $3.63 and $2.21, respectively. The total fair value of stock options that vested during the nine months ended September 30, 2012 and 2011 was approximately $756,444 and $953,330, respectively.

As of September 30, 2012, there was $2,070,353 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.87 years. The Company expects 930,147 unvested options to vest over the next five years.

6.	Cash, Cash Equivalents and Marketable Securities

At September 30, 2012 and December 31, 2011, the Company’s investments included money market funds as well as short-term and long-term marketable securities. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are securities with maturities of greater than one year. The average remaining contractual maturity of marketable securities at September 30, 2012 is approximately 11.9 months.

Management reviewed the Company’s investments as of September 30, 2012 and December 31, 2011 and concluded that there were no securities with other than temporary impairments in the investment portfolio. The Company does not intend to sell any investments in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Investments in debt securities consisted of the following at September 30, 2012:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$2,454,733	$444	$—	$2,455,177
Corporate and other debt securities	9,452,831	10,012	—	9,462,843

	11,907,564	10,456	—	11,918,020
Long-term marketable securities:
U.S. Government and agency securities	6,199,772	2,103	(1,374)	6,200,501
Corporate and other debt securities	6,217,685	1,682	(2,817)	6,216,550

	12,417,457	3,785	(4,191)	12,417,051

Total	$24,325,021	$14,241	$(4,191)	$24,335,071

At September 30, 2012, the Company’s investments included eight debt securities in unrealized loss positions with a total unrealized loss of approximately $4,000 and a total fair market value of approximately $4,676,000. All investments with gross unrealized losses have been in unrealized loss positions for less than 12 months. The unrealized losses were caused primarily by current economic and market conditions. There was no change in the credit risk of the securities. There were no realized gains or losses on the investments for the nine-month periods ended September 30, 2012 or December 31, 2011.

Investments in debt securities consisted of the following at December 31, 2011:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$8,373,355	$3,126	$(233)	$8,376,248
Corporate and other debt securities	7,046,222	3,336	(4,370)	7,045,188

	15,419,577	6,462	(4,603)	15,421,436
Long-term marketable securities:
U.S. Government and agency securities	8,399,428	2,223	(91)	8,401,560
Corporate and other debt securities	1,031,443	2,347	—	1,033,790

	9,430,871	4,570	(91)	9,435,350

Total	$24,850,448	$11,032	$(4,694)	$24,856,786

The contractual maturities of debt securities at September 30, 2012 were as follows:

	Amortized Cost	Fair Value
Due in 1 year or less	$11,907,564	$11,918,020
Due in 1 to 2 years	12,417,457	12,417,051

	$24,325,021	$24,335,071

7.	Fair Value Measurement

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

The Company’s fixed income investments are comprised of obligations of U.S. government agencies, corporate debt securities and other interest bearing securities. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2012.

The following fair value hierarchy table presents information about each major category of the Company’s assets measured at fair value on a recurring basis as of September 30, 2012:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$3,598,743	$—	$—	$3,598,743
U.S. Government and agency securities	1,202,219	7,453,459	—	8,655,678
Corporate and other debt securities	—	15,679,393	—	15,679,393

Total	$4,800,962	$23,132,852	$—	$27,993,814

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

Balance at December 31, 2011	$2,197,226
Payments	(35,000)
Changes in fair value	339,434
Effect of exchange rate changes	103,330

Balance at September 30, 2012	$2,604,990

There were no remeasurements to fair value during the three or nine months ended September 30, 2012 of financial assets and liabilities that are not measured at fair value on a recurring basis.

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories consisted of the following:

	September 30, 2012	December 31, 2011
Raw materials	$3,206,689	$3,563,395
Work-in-process	5,968,423	5,936,578
Finished products	1,593,210	3,863,100

Total	$10,768,322	$13,363,073

9.	Accrued Liabilities

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

Accrued liabilities consisted of the following:

	September 30, 2012	December 31, 2011
Employee compensation	$3,302,618	$2,741,738
Contingent consideration	1,317,217	35,000
Royalty and license fees	1,078,661	499,776
Unearned revenue	476,827	469,046
VAT liabilities	228,353	566,542
Professional fees	225,351	871,086
Research and development	9,000	142,695
Other accrued expenses	631,059	715,155

	$7,269,086	$6,041,038

10.	Income Taxes

For the three and nine-month periods ended September 30, 2012, the Company had income before taxes of approximately $1,790,000 and $4,854,000, respectively. The Company recorded an income tax benefit of $16,000 for the three-month period ended September 30, 2012 and a provision of $251,000 for the nine-month period ended September 30, 2012 based on an effective tax rate of approximately 5.17%. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the statutory tax rates primarily due to the utilization of prior year net operating losses and credits earned in the U.S.

For the three-month period ended September 30, 2011, we did not record a tax provision as the effective income tax rate was 0%. For the nine-month period ended September 30, 2011, we did not record a tax provision as no taxable income was generated in the period.

The Company has net operating loss carryforwards of approximately $53,972,000 and business tax credit carryforwards of approximately $2,312,000 available to reduce future federal income taxes, if any. Additionally, the Company has net operating loss carryforwards of approximately $4,361,000 and business tax credit carryforwards of approximately $2,934,000 available to reduce future state income taxes, if any. The net operating loss and business tax credit carryforwards will continue to expire at various dates through December 2031. The net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

At September 30, 2012 and December 31, 2011, a full valuation allowance has been provided against the U.S. deferred tax assets, as it is uncertain if the Company will realize the benefits of such deferred tax assets.

11.	Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages the business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
United States	41%	36%	41%	44%
Sweden	49%	58%	46%	48%
United Kingdom	7%	2%	10%	3%
Other	3%	4%	3%	5%

Total	100%	100%	100%	100%

Revenue from significant customers as a percentage of the Company’s total revenue was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Orencia® Royalties from Bristol	26%	32%	24%	36%
Bioprocessing Customer A	49%	58%	46%	48%
Bioprocessing Customer B	8%	3%	11%	4%
Bioprocessing Customer C	12%	—	12%	—

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable and royalties receivable balances were as follows:

	September 30, 2012	December 31, 2011
Orencia® Royalties from Bristol	34%	53%
Bioprocessing Customer A	44%	31%
Bioprocessing Customer B	9%	7%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a life sciences company that develops, manufactures and markets bioprocessing products for life sciences and biopharmaceutical manufacturing customers worldwide. In December 2011, we acquired certain assets and assumed certain liabilities of Novozymes Biopharma Sweden, AB thereby diversifying and expanding our bioprocessing product offering and customer base, as well as doubling our manufacturing capacity. We are a world-leading manufacturer of both native and recombinant forms of Protein A, critical reagents used in the manufacture of monoclonal antibodies, a type of biologic drug. We also supply several growth factor products used to increase cell culture productivity during the biomanufacturing process. In the burgeoning area of disposable biomanufacturing technologies, we have developed and currently market a series of OPUS™ (Open-Platform, User-Specified) chromatography columns for clinical-stage manufacturing. These pre-packed “plug-and-play” columns are uniquely flexible and customizable to our customers’ media and size requirements.

We also applied our expertise in biologic product development to RG1068, a synthetic version of the human hormone secretin that was being developed by the Company as a novel imaging agent for use in combination with magnetic resonance imaging (“MRI”) to improve the detection of pancreatic duct abnormalities in patients with pancreatitis. We previously submitted a new drug application (“NDA”) for RG1068 to the U.S. Food and Drug Administration (“FDA”) and a marketing authorization application (“MAA”) to the European Medicines Agency (“EMA”). We received a complete response letter (“CRL”) in June 2012 from the FDA requesting additional clinical efficacy and safety trial data to support potential approval of the NDA. While we believe RG1068 addresses an area of significant unmet medical need in the detection of pancreatic abnormalities, consistent with our decision to focus our internal efforts on our core bioprocessing business, the Company is currently seeking development and commercialization partners for RG1068. In conjunction with this decision, we are discontinuing active prosecution of our NDA and MAA for RG1068.

We also have two early stage central nervous system (“CNS”) rare disease programs that are advancing through Phase 1 clinical trials in Friedreich’s ataxia and spinal muscular atrophy. As a result of our decision to focus on the growth of the Company’s core bioprocessing business, we are seeking development and commercialization partnerships for these programs.

In addition, we have out-licensed certain intellectual property from which we receive royalties from Bristol-Myers Squibb Company (“Bristol”) on their net sales in the U.S. of their product Orencia®. We expect to receive these royalty payments for Bristol’s sales through December 31, 2013.

Total revenue for the nine months ended September 30, 2012 increased by 96% as compared to the nine months ended September 30, 2011 and is primarily due to the addition of the Novozymes Biopharma Business, an increase in bioprocessing product sales orders from a large customer and increased royalty revenue from Bristol as their product Orencia® continues to penetrate the market. In connection with our decision to focus on the growth of the Company’s core bioprocessing business, our research and development expenses will likely decline in the future.

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

Results of Operations

Three months ended September 30, 2012 vs. September 30, 2011

Total revenue

Total revenues for the three-month periods ended September 30, 2012 and 2011 were approximately $15,104,000 and $8,631,000, respectively, an increase of $6,473,000 or 75%.

Sales of bioprocessing products for the three months ended September 30, 2012 and 2011 were $11,123,000 and $5,742,000, respectively, an increase of $5,381,000, or 94%. This increase is primarily due to the addition of the Novozymes Biopharma Business. A majority of the bioprocessing products that we manufacture are based on recombinant Protein A and are sold to customers who incorporate these products into their proprietary antibody purification systems to be sold directly to the pharmaceutical industry. Monoclonal antibodies are a well-established class of drug with applications in rheumatoid arthritis, asthma and a variety of cancers. Sales of the bioprocessing products we manufacture are therefore impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected but they may not be predictive of future revenue or otherwise indicate a trend.

Pursuant to the Bristol Settlement, we recognized royalty revenue of approximately $3,963,000 and $2,789,000 for the three months ended September 30, 2012 and 2011, respectively. We expect to receive these royalty payments for Bristol’s sales through December 31, 2013.

For the three months ended September 30, 2012 and 2011, we recognized approximately $18,000 and $100,000, respectively, of revenue from sponsored research and development projects under agreements with the European Friedrich’s Ataxia Consortium for Translational Studies and Go Friedreich’s Ataxia Research.

Costs and operating expenses

Total costs and operating expenses were approximately $12,917,000 and $8,079,000 for the three-month periods ended September 30, 2012 and 2011, respectively, an increase of $4,838,000 or 60%.

Cost of product revenue was approximately $6,419,000 and $2,093,000 for the three-month periods ended September 30, 2012 and 2011, respectively, an increase of $4,326,000 or 207%. This increase is primarily due to the addition of the Novozymes Biopharma Business and related product mix and other individually insignificant manufacturing variances. While we have reduced headcount and related costs at Repligen Sweden, we anticipate that gross margins will be lower in the twelve-month period ending December 31, 2012 as compared to the same period in 2011 because a significant percentage of our bioprocessing products are now manufactured in our facility in Sweden which has a higher cost of product revenue.

Pursuant to the Bristol Settlement, we must remit 15% of royalty revenue received through the expiration of the settlement agreement in December 2013 to the University of Michigan. For the three-month periods ended September 30, 2012 and 2011, the cost of royalty revenue was approximately $594,000 and $418,000, respectively. This increase is due to the increase in Bristol royalty revenue noted above.

Research and development expenses were approximately $2,433,000 and $3,075,000 for the three-month periods ended September 30, 2012 and 2011, respectively, a decrease of $642,000 or 21%. This decrease is attributable to reduced spending on our drug development programs as we focus our efforts on our core bioprocessing business.

Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given period of time. Many resources including personnel, supplies and equipment are shared by all of the development programs. As a result, and due to the significant risks and uncertainties in drug development, we are not able to provide cumulative spending to date or predict total development costs for any particular program. We expect that future research and development costs related to our therapeutic programs will be limited to those intended to most directly add value to potential development and commercialization partnering opportunities. These costs may vary depending on the timing of when each program can be partnered to an outside party, if at all, and any development work that we continue under any such arrangement. In the future, we expect research and development expenses to be lower as we primarily focus on product development to support our bioprocessing business.

Selling, general and administrative expenses were approximately $3,126,000 and $2,493,000 for the three-month periods ended September 30, 2012 and 2011, respectively, an increase of $633,000 or 25%. This increase is primarily attributable to a $312,000 increase related to the addition of the Novozymes Biopharma Business, a $185,000 increase in professional fees as a result of the acquisition and a $104,000 increase in recruiting fees related to the hiring of our new Chief Financial Officer. For the remaining quarter in 2012, we expect selling, general and administrative expenses to be consistent with the quarter ended September 30, 2012 as we reduce certain RG1068 pre-commercialization activities and focus on finding a development or commercialization partner for the program.

In connection with the addition of the Novozymes Biopharma Business and the acquisition of the assets of BioFlash, we may be required to pay future consideration that is contingent on achieving certain revenue and technology transfer based milestones. As of each respective acquisition date, we recorded contingent consideration liabilities for the estimated fair value of the amount we expect to pay to the former shareholders of each acquired business. This liability is based on future revenue projections of the respective businesses under various potential scenarios and weighted probability assumptions of these outcomes. At each reporting period, we re-measure the fair value of these liabilities and record the changes in fair value through a separate line item, “contingent consideration – fair value adjustments”, within our Condensed Consolidated Statements of Comprehensive Income (Loss). Increases or decreases in the fair value of contingent consideration liabilities can result from accretion of the liability in connection with the passage of time, changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates. For the three-month period ended September 30, 2012, we recorded a charge of approximately $344,000 primarily reflecting an increase in the fair value of the liability related to the addition of the Novozymes Biopharma Business.

Investment income

Investment income includes income earned on invested cash balances. Investment income was approximately $96,000 and $52,000 for the three-month periods ended September 30, 2012 and 2011, respectively. This increase of $44,000, or 85%, is primarily attributable to higher interest income on cash balances in Sweden partially offset by lower interest earned on our investment portfolio due to lower interest rates and a lower average investment balance during the period.

Other income (expense)

Other expense was approximately $500,000 for the three-month period ended September 30, 2012 and is primarily attributable to the impact of movements in exchange rates on foreign currency denominated revenues and expenses.

Provision for income taxes

For the three-month period ended September 30, 2012, we had income before taxes of approximately $1,790,000 and a tax benefit of $16,000 based on an effective tax rate of 5.17%. For the three-month period ended September 30, 2011, we did not record a tax provision as the effective income tax rate was 0%. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the statutory tax rate primarily due to the utilization of prior year net operating loss carryforwards and credits.

Nine months ended September 30, 2012 vs. September 30, 2011

Total revenue

Total revenues for the nine-month periods ended September 30, 2012 and 2011 were approximately $43,453,000 and $22,191,000 respectively, an increase of $21,262,000 or 96%.

Sales of bioprocessing products for the nine-month periods ended September 30, 2012 and 2011 were approximately $32,125,000 and $13,251,000, respectively, an increase of $18,874,000, or 142%. This increase is primarily due to the addition of the Novozymes Biopharma Business and an increase in bioprocessing product sales orders from a large customer. A majority of the bioprocessing products that we manufacture are based on recombinant Protein A and are sold to customers who incorporate these products into their proprietary antibody purification systems to be sold directly to the pharmaceutical industry. Monoclonal antibodies are a well-established class of drug with applications in rheumatoid arthritis, asthma and a variety of cancers. Sales of our bioprocessing products are therefore impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations in product revenue. Such quarterly fluctuations are expected but they may not be predictive of future revenue or otherwise indicate a trend.

Pursuant to the Bristol Settlement, we recognized royalty revenue of approximately $10,623,000 and $8,075,000 for the nine-month periods ended September 30, 2012 and 2011, respectively. We expect to receive these royalty payments for Bristol’s sales through December 31, 2013.

For the nine months ended September 30, 2012 and 2011, we recognized approximately $704,000 and $866,000, respectively, of revenue from sponsored research and development projects under agreements with the Muscular Dystrophy Association, the European Friedrich’s Ataxia Consortium for Translational Studies, the National Institutes of Health / Scripps Research Institute, Go Friedreich’s Ataxia Research, and the Friedreich’s Ataxia Research Alliance.

Costs and operating expenses

Total costs and operating expenses were approximately $38,780,000 and $23,847,000 for the nine-month periods ended September 30, 2012 and 2011, respectively, an increase of $14,933,000 or 63%.

Cost of product revenue was approximately $19,037,000 and $5,039,000 for the nine-month periods ended September 30, 2012 and 2011, respectively, an increase of $13,998,000 or 278%. This increase is primarily due to the addition of the Novozymes Biopharma Business and related product mix, the increase in bioprocessing product sales noted above and other individually insignificant manufacturing variances. While we have reduced headcount and related costs in Sweden, we anticipate that gross margins will be lower in the twelve-month period ending December 31, 2012 as compared to the same period in 2011 because a significant percentage of our bioprocessing products are now manufactured in our facility in Sweden which has a higher cost of product revenue.

Pursuant to the Bristol Settlement, we must remit 15% of royalty revenue received through the expiration of the settlement agreement in December 2013 to the University of Michigan. For the nine-month periods ended September 30, 2012 and 2011, the cost of royalty revenue was approximately $1,593,000 and $1,211,000, respectively.

Research and development expenses were approximately $8,147,000 and $10,376,000 for the nine-month periods ended September 30, 2012 and 2011, respectively, a decrease of $2,229,000 or 21%. This decrease is attributable to reduced spending on our drug development programs as we focus our efforts on our core bioprocessing business.

Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given period of time. Many resources including personnel, supplies and equipment are shared by all of the development programs. As a result, and due to the significant risks and uncertainties in drug development, we are not able to provide cumulative spending to date or predict total development costs for any particular program. We expect that future research and development costs will be limited to those intended to most directly add value to potential development and commercialization partnering opportunities. These costs may vary depending on the timing of when each program can be partnered to an outside party, if at all, and any development work that we continue under any such arrangement. In connection with our decision to focus on the growth of the Company’s core bioprocessing business, our research and development expenses will likely decline in the future.

Selling, general and administrative expenses were approximately $9,973,000 and $7,221,000 for the nine-month periods ended September 30, 2012 and 2011, respectively, an increase of $2,752,000 or 38%. This increase is largely attributable to increased headcount and transaction costs associated with the addition of the Novozymes Biopharma Business, as well as increased commercialization expenditures prior to receipt of the CRL from the FDA for RG1068 and increased sales and marketing activities related to our decision to focus our internal efforts on our bioprocessing business.

In connection with the addition of the Novozymes Biopharma Business and the acquisition of the assets of BioFlash, we may be required to pay future consideration that is contingent on achieving certain revenue and technology transfer based milestones. As of each respective acquisition date, we recorded contingent consideration liabilities for the estimated fair value of the amount we expect to pay to the former shareholders of each acquired business. This liability is based on future revenue projections of the respective businesses under various potential scenarios and weighted probability assumptions of these outcomes. At each reporting period, we re-measure the fair value of these liabilities and record the changes in fair value through a separate line item, “contingent consideration – fair value adjustments”, within our Condensed Consolidated Statements of Comprehensive Income (Loss). Increases or decreases in the fair value of contingent consideration liabilities can result from accretion of the liability in connection with the passage of time, changes in discount rates, and changes in the timing, probabilities and amount of revenue estimates. For the nine-month period ended September 30, 2012, we recorded a charge of approximately $344,000 primarily reflecting an increase in the fair value of the Novozymes liability.

For the nine months ended September 30, 2012, we recorded a $314,000 gain on bargain purchase associated with a working capital adjustment related to the Novozymes Acquisition.

Investment income

Investment income includes income earned on invested cash balances. Investment income was approximately $157,000 and $187,000 for the nine-month periods ended September 30, 2012 and 2011, respectively. This decrease of $30,000, or 16%, is primarily attributable to lower interest earned on our investment portfolio due to lower interest rates and a lower average investment balance during the period partially offset by higher interest income on cash balances in Sweden.

Other income (expense)

Other income was approximately $67,000 for the nine-month period ended September 30, 2012 and is primarily attributable to the impact of movements in exchange rates on foreign currency denominated revenues and expenses.

Provision for income taxes

For the nine-month period ended September 30, 2012, we had income before taxes of approximately $4,854,000 and a tax provision of $251,000, based on an effective tax rate of 5.17%. For the nine-month period ended September 30, 2011, we did not record a tax provision as no taxable income was generated in the period. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the statutory tax rate primarily due to the utilization of prior year net operating loss carryforwards and credits.

Liquidity and capital resources

We have financed our operations primarily through sales of equity securities, revenues derived from product sales, and research grants, as well as proceeds and royalties from litigation settlements. Our revenue for the foreseeable future will be limited to our bioprocessing product revenue, royalties from Bristol’s sales of Orencia® through December 31, 2013, and research and development grants. We are currently seeking development and commercialization partners for RG1068 and our two early stage CNS programs. However, given the uncertainties related to our ability to negotiate and consummate development and commercialization partnerships for our portfolio of therapeutic and diagnostic assets on acceptable terms, if at all, and the delayed or contingent nature of most or all payments in typical partnership arrangements, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates will generate revenue and cash flows.

Total cash and marketable securities at September 30, 2012 were approximately $42,725,000, an increase of $6,700,000 from $36,025,000 at December 31, 2011. A deposit for leased office space of $200,000 is classified as restricted cash and is not included in the cash and marketable securities totals for September 30, 2012 or December 31, 2011.

Operating activities

For the nine-month period ended September 30, 2012, our operating activities provided cash of $6,210,000 reflecting net income of $4,603,000 and non-cash charges totaling $3,362,000 including depreciation, amortization, stock-based compensation charges, fair value adjustments to contingent consideration and the gain on bargain purchase. The remaining cash flow used in operations resulted from net unfavorable changes in various working capital accounts.

For the nine-month period ended September 30, 2011, our operating activities consumed cash of $1,118,000 reflecting a net loss of $1,482,000 and non-cash charges totaling $1,994,000 including depreciation, amortization, and stock-based compensation charges. The remaining cash flow used in operations resulted from net unfavorable changes in various working capital accounts.

Investing activities

We place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines. Our investing activities consumed $299,000 for the nine-month period ended September 30, 2012, primarily due to $825,000 used for fixed asset additions partially offset by net redemptions of marketable debt securities. For the nine-month period ended September 30, 2011, our investing activities provided $2,174,000, primarily due to net redemptions of marketable debt securities and $545,000 used for fixed asset additions.

Financing activities

Exercises of stock options provided cash proceeds of $887,000 in the nine-month period ended September 30, 2012. In the nine months ended September 30, 2011, exercises of stock options provided $69,000 of cash and we used $419,000 to repurchase shares of our common stock.

We do not currently use derivative financial instruments.

Working capital increased by approximately $5,326,000 to $44,757,000 at September 30, 2012 from $39,431,000 at December 31, 2011 due to the various changes noted above.

Our future capital requirements will depend on many factors, including the following:

•	the expansion of our bioprocessing business;

•	the ability to sustain sales and profits of our bioprocessing products;

•	the resources required to successfully integrate the Novozymes Biopharma Business and recognize expected synergies;

•	our ability to establish one or more partnerships for development and commercialization of RG1068 or our early stage CNS programs;

•	the scope of and progress made in our research and development activities;

•	the success of our clinical studies;

•	FDA requirements for additional clinical efficacy and safety trial data to support the NDA for RG1068 and the impact of any additional clinical trials on the timeline for commercialization of RG1068;

•	our ability to acquire additional bioprocessing products or product candidates;

•	the extent of any share repurchase activity;

•	the success of any proposed financing efforts; and

•	the amount of royalty revenues we receive from Bristol through December 31, 2013.

Absent acquisitions of additional products, product candidates or intellectual property, we believe our current cash balances are adequate to meet our cash needs for at least the next 24 months. We expect to incur moderately lower expenses in the year ending December 31, 2012 as compared to our annualized spending in the nine months ended December 31, 2011, as we reduce certain RG1068 pre-commercialization activities and focus on finding development or commercialization partners for RG1068 and our early stage CNS programs. We expect to incur continued spending related to the development and expansion of our bioprocessing product lines for the foreseeable future. Our future capital requirements may include, but are not limited to, continued investment in our research and development programs, the acquisition of additional bioprocessing products and technologies to complement our existing manufacturing capabilities, capital expenditures primarily associated with purchases of equipment and continued investment in our intellectual property portfolio.

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

Off-Balance Sheet Arrangements

We did not have any special purpose entities or off-balance sheet financing arrangements as of September 30, 2012.

Contractual obligations

As of September 30, 2012, we had the following fixed obligations and commitments:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$16,655	$2,211	$4,423	$4,142	$5,879
Purchase obligations (1)	3,713	3,713	—	—	—
Contingent consideration (2)	705	55	190	280	180

Total	$21,073	$5,979	$4,613	$4,422	$6,059

(1)	Represents purchase orders for the procurement of raw material for manufacturing as well as other operating expenses.
(2)	These minimum contingent consideration amounts relating to acquisitions are recorded in accrued expenses and long term liabilities on our consolidated balance sheets.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements regarding current or future financial performance and position, our strategic decision to focus on the growth of our bioprocessing business, the FDA and EMA review of our NDA and MAA for RG1068 and additional clinical data that may be required in connection therewith, management’s strategy, plans and objectives for future operations or acquisitions, clinical trials and results, litigation strategy, product candidate research, development and regulatory approval, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with: the success of current and future collaborative relationships, our ability to successfully negotiate and consummate development and commercialization partnerships for our portfolio of therapeutic and diagnostic assets on acceptable terms, if at all, our ability to successfully grow our bioprocessing business, the success of our clinical trials and our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited sales and marketing experience and capabilities, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition, our ability to compete with larger, better financed pharmaceutical and biotechnology companies that may develop new approaches to the treatment of our targeted diseases, our ability to generate future revenues, our ability to successfully integrate Repligen Sweden, our ability to raise additional capital to continue our drug development programs, our volatile stock price, and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled “Risk Factors” in our Transition Report on Form 10-K for the nine months ended December 31, 2011 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2012 and June 30, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $241,000 decrease in the fair value of our investments as of September 30, 2012. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited.

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

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Item 1A in our Transition Report on Form 10-K for the nine months ended December 31, 2011, Item 1A in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 and Item 1A in our Quarterly Report on Form 10-Q for the three months ended June 20, 2012, and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause our actual results to differ materially from those in the forward-looking statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We did not repurchase any shares of common stock during the three or nine-month periods ended September 30, 2012. As of September 30, 2012, there are 657,173 shares remaining under this authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). (File No. 000-14656)

3.3	Amendment No. 1 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 20, 2011 and incorporated herein by reference).

3.4	Amendment No. 2 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference).

10.1	Letter Agreement, dated as of September 20, 2012, by and between Repligen Corporation and Jonathan I. Lieber (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on September 21, 2012 and incorporated herein by reference). (File No. 000-14656)

31.1+	Rule 13a-14(a)/15d-14(a) Certification.

31.2+	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit Number	Document Description

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101^	The following materials from Repligen Corporation on Form 10-Q for the quarterly period ended September 30, 2012, formatted in Extensible Business Reporting Language (xBRL): (i) Consolidated Statements of Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

+	Filed herewith.
*	Furnished herewith.
^	As provided in Rule 406T of Regulation S-T, the xBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: November 8, 2012	By:	/s/ Walter C. Herlihy
Walter C. Herlihy
Chief Executive Officer and President
(Principal executive officer)
Repligen Corporation

Date: November 8, 2012	By:	/s/ Jonathan I. Lieber
Jonathan I. Lieber
Chief Financial Officer
(Principal financial officer)
Repligen Corporation

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). (File No. 000-14656)

3.3	Amendment No. 1 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 20, 2011 and incorporated herein by reference). (File No. 000-14656)

3.4	Amendment No. 2 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference). (File No. 000-14656)

10.1	Letter Agreement, dated as of September 20, 2012, by and between Repligen Corporation and Jonathan I. Lieber (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on September 21, 2012 and incorporated herein by reference). (File No. 000-14656)

31.1+	Rule 13a-14(a)/15d-14(a) Certification.

31.2+	Rule 13a-14(a)/15d-14(a) Certification.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101^	The following materials from Repligen Corporation on Form 10-Q for the quarterly period ended September 30, 2012, formatted in Extensible Business Reporting Language (xBRL): (i) Consolidated Statements of Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

+	Filed herewith.
*	Furnished herewith.
^	As provided in Rule 406T of Regulation S-T, the xBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.