Form 10-Q
period 2013-09-30
REPLIGEN CORP
filed 2013-11-08
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 23, 2013.

Class	Number of Shares
Common Stock, par value $.01 per share	31,908,441

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$42,244,420	$29,209,821
Marketable securities	20,746,490	10,845,195
Accounts receivable, less reserve for doubtful accounts of $10,000	6,323,537	4,158,758
Royalties and other receivables	6,595,017	9,130,515
Inventories, net	10,063,695	11,143,695
Deferred tax asset, net	416,580	416,580
Prepaid expenses and other current assets	1,051,379	1,304,887

Total current assets	87,441,118	66,209,451

Property, plant and equipment, at cost:
Leasehold improvements	5,258,050	5,200,271
Equipment	13,485,039	12,802,978
Furniture and fixtures	2,035,224	1,937,238
Construction in progress	3,383,870	338,814

Total property, plant and equipment, at cost	24,162,183	20,279,301
Less: Accumulated depreciation	(11,871,114)	(10,326,840)

Property, plant and equipment, net	12,291,069	9,952,461
Long-term deferred tax asset, net	114,788	2,557,384
Long-term marketable securities	4,114,450	9,914,855
Intangible assets, net	6,481,532	7,182,012
Goodwill	994,000	994,000
Restricted cash	200,000	200,000

Total assets	$111,636,957	$97,010,163

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$929,586	$2,454,238
Accrued liabilities	7,854,729	8,297,990

Total current liabilities	8,784,315	10,752,228
Other long-term liabilities	2,695,521	2,133,339
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 31,883,041 shares at September 30, 2013 and 31,195,041 shares at December 31, 2012 issued and outstanding	318,830	311,950
Additional paid-in capital	190,048,182	187,051,253
Accumulated other comprehensive income	2,174,989	1,911,970
Accumulated deficit	(92,384,880)	(105,150,577)

Total stockholders’ equity	100,157,121	84,124,596

Total liabilities and stockholders’ equity	$111,636,957	$97,010,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
Product revenue	$12,184,215	$11,123,236	$37,132,094	$32,125,076
Royalty and other revenue	6,637,838	3,981,059	15,654,919	11,327,500

Total revenue	18,822,053	15,104,295	52,787,013	43,452,576
Operating expenses:
Cost of product revenue	5,659,832	6,418,962	17,854,249	19,036,762
Cost of royalty revenue	723,777	594,406	1,943,370	1,593,427
Research and development	1,429,529	2,433,043	5,919,265	8,147,164
Selling, general and administrative	2,902,048	3,126,244	9,334,087	9,973,013
Contingent consideration – fair value adjustments	65,108	343,932	46,521	343,932
Gain on bargain purchase	—	—	—	(314,244)

Total operating expenses	10,780,294	12,916,587	35,097,492	38,780,054

Income from operations	8,041,759	2,187,708	17,689,521	4,672,522
Investment income	76,046	95,807	203,170	156,747
Interest (expense) income	(11,704)	7,205	(37,637)	(42,536)
Other (expense) income	36,678	(500,414)	(56,504)	67,145

Income before income taxes	8,142,779	1,790,306	17,798,550	4,853,878
Income tax provision (benefit)	2,254,505	(16,183)	5,032,853	250,954

Net income	$5,888,274	$1,806,489	$12,765,697	$4,602,924

Earnings per share:
Basic	$0.18	$0.06	$0.40	$0.15

Diluted	$0.18	$0.06	$0.40	$0.15

Weighted average shares outstanding:
Basic	31,858,103	30,948,062	31,583,063	30,841,344

Diluted	32,551,586	31,256,273	32,282,702	31,131,749

Other comprehensive income:
Unrealized gain (loss) on investments	2,276	2,006	(4,345)	3,975
Foreign currency translation gain (loss)	1,407,860	2,105,074	267,364	1,461,801

Comprehensive income	$7,298,410	$3,913,569	$13,028,716	$6,068,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$12,765,697	$4,602,924
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,271,181	2,592,824
Stock-based compensation expense	768,534	743,947
Deferred tax expense	2,442,596	—
Gain on bargain purchase	—	(314,244)
Loss on revaluation of contingent consideration	46,521	339,433
Changes in assets and liabilities:
Accounts receivable	(2,118,953)	(4,672,351)
Royalties and other receivables	2,535,498	(755,864)
Inventories	1,149,997	3,036,051
Prepaid expenses and other current assets	264,690	247,093
Accounts payable	(1,529,213)	309,710
Accrued liabilities	(495,056)	1,087,295
Long-term liabilities	490,267	(1,006,654)

Net cash provided by operating activities	18,591,759	6,210,164

Cash flows from investing activities:
Purchases of marketable securities	(23,998,430)	(36,337,643)
Redemptions of marketable securities	19,893,195	36,863,333
Purchases of property, plant and equipment	(3,774,847)	(825,061)

Net cash used in investing activities	(7,880,082)	(299,371)

Cash flows from financing activities:
Exercise of stock options	2,235,274	886,704

Net cash provided by financing activities	2,235,274	886,704

Effect of exchange rate changes on cash and cash equivalents	87,648	424,735

Net increase in cash and cash equivalents	13,034,599	7,222,232
Cash and cash equivalents, beginning of period	29,209,821	11,167,745

Cash and cash equivalents, end of period	$42,244,420	$18,389,977

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

2.	Goodwill and Intangible Assets

Goodwill

Goodwill is not amortized and is reviewed for impairment at least annually. There was no evidence of impairment to goodwill at September 30, 2013. There were no goodwill impairment charges during the three or nine-month periods ended September 30, 2013.

Intangible Assets

Intangible assets are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within selling, general and administrative expense in the Company’s statements of comprehensive income (loss). Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at September 30, 2013.

Intangible assets consisted of the following at September 30, 2013:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$1,460,204	$(494,465)	8
Patents	240,000	(110,000)	8
Customer relationships	6,941,895	(1,556,102)	8

Total intangible assets	$8,642,099	$(2,160,567)	8

Intangible assets consisted of the following at December 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$1,452,729	$(360,748)	8
Patents	240,000	(87,500)	8
Customer relationships	6,872,383	(934,852)	8

Total intangible assets	$8,565,112	$(1,383,100)	8

Amortization expense for amortized intangible assets was approximately $777,000 for the nine months ended September 30, 2013. The Company expects to record amortization expense of approximately $1,000,000 in each of the next five years related to these intangible assets.

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

Orencia Royalty

In April 2008, the Company settled its outstanding litigation with Bristol-Myers Squibb Company (“Bristol”) and began recognizing royalty revenue in fiscal year 2009 for Bristol’s net sales in the United States of Orencia® which is used in the treatment of rheumatoid arthritis. Pursuant to the settlement with Bristol (“Bristol Settlement”), the Company recognized royalty revenue of approximately $4,825,000 and $3,963,000 for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, the Company recognized Bristol royalty revenue of approximately $12,956,000 and $10,623,000, respectively. Revenue earned from Bristol royalties is recorded in the periods when it is earned based on royalty reports sent by Bristol to the Company. The Company has no continuing obligations to Bristol as a result of this settlement. The royalty agreement with Bristol provides that the Company will receive such royalty payments on sales of Orencia® by Bristol through December 31, 2013.

Pursuant to the Bristol Settlement, Repligen must remit to the University of Michigan 15% of all royalty revenue received from Bristol. Royalty expense for the three months ended September 30, 2013 and 2012 was approximately $724,000 and $594,000, respectively. For the nine months ended September 30, 2013 and 2012, the Company incurred royalty expense of approximately $1,943,000 and $1,593,000, respectively. This operating expense has been included in the Company’s statements of comprehensive income under the line item “Cost of royalty revenue.”

Pfizer License Agreement

In December 2012, the Company entered into an exclusive worldwide licensing agreement (the “License Agreement”) with Pfizer Inc. (“Pfizer”) to advance the spinal muscular atrophy program, or SMA program, which is led by RG3039, a small molecule drug candidate in clinical development for SMA, and also includes backup compounds and enabling technologies. Under the terms of the License Agreement, the Company received $5 million from Pfizer as an upfront payment on January 22, 2013 and a $1 million milestone payment on September 4, 2013. The Company is eligible to receive up to $64 million in potential future milestone payments, a portion of which may be owed to third parties. These potential payments are approximately equally divided between milestones related to clinical development and initial commercial sales in specific geographies. In addition, the Company is eligible to receive royalties on any future sales of RG3039 or any SMA compounds developed under the License Agreement. The royalty rates are tiered and begin in the high single-digits for RG3039 or lesser amounts for any backup compounds developed under the License Agreement. Repligen’s receipt of these royalties is subject to an obligation under an existing in-license agreement and other customary offsets and deductions. There are no refund provisions in this agreement. The Company recognized $4,876,000 of revenue related to the value of the license in the year ended December 31, 2012. For the three and nine-month periods ended September 30, 2013, the Company recognized $1,093,000 and $1,217,000 of revenue, respectively, under the License Agreement, including a $1,000,000 milestone payment that was triggered by successful completion of specific clinical development activities as well as other fees associated with the transition.

Research and Development Agreements

For the three months ended September 30, 2013 and 2012, the Company recognized approximately $719,000 and $18,000 of revenue, respectively, from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, the Muscular Dystrophy Association, Go Friedreich’s Ataxia Research and the European Friedrich’s Ataxia Consortium for Translational Studies. For the nine months ended September 30, 2013 and 2012, the Company recognized approximately $1,481,000 and $704,000 of revenue, respectively, from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, the Muscular Dystrophy Association, Go Friedreich’s Ataxia Research, and the European Friedrich’s Ataxia Consortium for Translational Studies.

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

4.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income by component:

(In thousands)	Unrealized gain (loss) on investments	Foreign currency translation gain (loss)	Total
Balance at December 31, 2012	$14,130	$1,897,840	$1,911,970
Other comprehensive income (loss) before reclassifications	(4,345)	267,364	263,019
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Net current period other comprehensive income (loss)	(4,345)	267,364	263,019

Balance at September 30, 2013	$9,785	$2,165,204	$2,174,989

5.	Earnings Per Share

The Company reports earnings per share in accordance with Accounting Standards Codification Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options and warrants. Under the treasury stock method, unexercised “in-the-money” stock options and warrants are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting are considered participating securities and are considered in the calculation of basic and diluted earnings per share. Performance based option awards have been excluded from this calculation as they would not be issuable as of September 30, 2013 if that were the end of the contingency period.

Basic and diluted weighted average shares outstanding were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Weighted average common shares	31,858,103	30,948,062	31,583,063	30,841,344
Dilutive common stock options	693,483	308,211	699,639	290,405

Weighted average common shares, assuming dilution	32,551,586	31,256,273	32,282,702	31,131,749

At September 30, 2013, there were outstanding options to purchase 1,670,688 shares of the Company’s common stock at a weighted average exercise price of $4.87 per share. For the three and nine-month periods ended September 30, 2013, 161,000 and 469,500 shares of the Company’s common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

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

For the three months ended September 30, 2013 and 2012, the Company recorded stock-based compensation expense of $205,772 and $288,279, respectively, for share-based awards granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”) and the Repligen Corporation 2012 Stock Option and Incentive Plan (the “2012 Plan,” and collectively with the 2001 Plan and the 1992 Repligen Corporation Stock Option Plan, the “Plans”). The Company recorded stock-based compensation expense of $768,535 and $743,948 for the nine-month periods ended September 30, 2013 and 2012, respectively, for share-based awards granted under the Plans.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cost of product revenue	$24,059	$10,646	$47,151	$33,420
Research and development	30,092	53,094	73,814	169,919
Selling, general and administrative	151,621	224,539	647,569	540,609

Total	$205,772	$288,279	$768,534	$743,948

The 2012 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Incentive options granted to employees under the Plans generally vest over a four to five-year period, with 20%-25% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At September 30, 2013, options to purchase 1,670,688 shares were outstanding under the Plans. At September 30, 2013, 1,155,216 shares were available for future grant under the Plans.

The Company uses the Black-Scholes option pricing model to calculate the fair value of share-based awards on the grant date. The Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award, and recognizes awards with service based vesting as expense over the employee’s requisite service period on a straight-line basis. The Company records the expense for share-based awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates whether the achievement of a performance-based milestone is probable as of the reporting date. The Company has no awards that are subject to market conditions. The Company recognizes stock-based compensation expense for options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted for estimated forfeitures.

Information regarding option activity for the nine months ended September 30, 2013 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	2,315,090	$4.20
Granted	541,052	6.97
Exercised	(884,954)	4.36
Forfeited/Cancelled	(300,500)	5.03

Options outstanding at September 30, 2013	1,670,688	$4.87	6.91	$10,394,325

Options exercisable at September 30, 2013	866,136	$4.19	5.16	$5,972,968

Vested and expected to vest at September 30, 2013 (1)	1,576,516	$4.77	6.82	$9,970,772

(1)	This represents the number of vested options as of September 30, 2013 plus the number of unvested options expected to vest as of September 30, 2013 based on the unvested outstanding options at September 30, 2013 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on September 30, 2013 of $11.09 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 30, 2013.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2013 and 2012 was $4.19 and $3.63, respectively. The total fair value of stock options that vested during the nine months ended September 30, 2013 and 2012 was $934,280 and $756,444, respectively.

As of September 30, 2013, there was $2,119,182 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.22 years. The Company expects 710,380 unvested options to vest over the next five years.

7.	Cash, Cash Equivalents and Marketable Securities

At September 30, 2013 and December 31, 2012, the Company’s investments included money market funds as well as short-term and long-term marketable securities. These marketable securities are classified as available-for-sale. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are securities with maturities of greater than one year. The average remaining contractual maturity of marketable securities at September 30, 2013 is approximately 7.47 months.

Management reviewed the Company’s investments as of September 30, 2013 and December 31, 2012 and concluded that there are no securities with other than temporary impairments in the investment portfolio. The Company does not intend to sell any investments in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Investments in debt securities consisted of the following at September 30, 2013:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$1,567,499	$313	$(335)	$1,567,477
Corporate and other debt securities	19,171,567	9,977	(2,531)	19,179,013

	20,739,066	10,290	(2,866)	20,746,490
Long-term marketable securities:
U.S. Government and agency securities	4,112,079	2,436	(65)	4,114,450
Corporate and other debt securities	—	—	—	—

	4,112,079	2,436	(65)	4,114,450

Total	$24,851,145	$12,726	$(2,931)	$24,860,940

At September 30, 2013, the Company’s investments included nineteen debt securities in unrealized loss positions with a total unrealized loss of approximately $3,000 and a total fair market value of approximately $4,410,000. All investments with gross unrealized losses have been in unrealized loss positions for less than 12 months. The unrealized losses were caused primarily by current economic and market conditions. There was no change in the credit risk of the securities. There were no realized gains or losses on the investments for the nine months ended September 30, 2013 or the year ended December 31, 2012.

Investments in debt securities consisted of the following at December 31, 2012:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$2,000,897	$353	$(7)	$2,001,243
Corporate and other debt securities	8,835,098	8,854	—	8,843,952

	10,835,995	9,207	(7)	10,845,195
Long-term marketable securities:
U.S. Government and agency securities	5,198,264	2,747	—	5,201,011
Corporate and other debt securities	4,711,679	3,525	(1,360)	4,713,844

	9,909,943	6,272	(1,360)	9,914,855

Total	$20,745,938	$15,479	$(1,367)	$20,760,050

The contractual maturities of debt securities at September 30, 2013 were as follows:

	Amortized Cost	Fair Value
Due in 1 year or less	$20,739,066	$20,746,490
Due in 1 to 2 years	4,112,079	4,114,450

	$24,851,145	$24,860,940

8.	Fair Value Measurement

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

The Company’s fixed income investments are comprised of obligations of U.S. government agencies, corporate debt securities and other interest bearing securities. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2013.

The following fair value hierarchy table presents information about each major category of the Company’s assets measured at fair value on a recurring basis as of September 30, 2013:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$9,188,883	$—	$—	$9,188,883
U.S. Government and agency securities	2,547,978	3,133,949	—	5,681,927
Corporate and other debt securities	—	19,179,013	—	19,179,013

Total	$11,736,861	$22,312,962	$—	$34,049,823

The Company has no other assets or liabilities for which fair value measurement is either required or has been elected to be applied, other than the liabilities for contingent consideration recorded in connection with the Novozymes Acquisition and the acquisition of the assets of BioFlash Partners, LLC (“BioFlash”). The contingent consideration related to Novozymes is valued using management’s estimates of expected future milestone payments based upon a probability weighted analysis of amounts to be paid to Novozymes Biopharma DK A/S, a company organized under the laws of Denmark (“Novozymes Denmark”). The contingent consideration related to BioFlash is valued using management’s estimates of royalties to be paid to the former shareholders of BioFlash based on sales of the acquired assets. These valuations are Level 3 valuations as the primary inputs are unobservable. Changes in the fair value of contingent consideration in the three and nine-month periods ended September 30, 2013 are primarily attributable to a 1,000,000 Euro milestone payment made to Novozymes Denmark in March 2013 and a $55,000 minimum royalty payment made to BioFlash in January 2013, which were previously accrued. The following table provides a roll forward of the fair value of the contingent consideration:

Balance at December 31, 2012	$2,899,076
Additions	—
Payments	(1,341,339)
Changes in fair value	46,521

Balance at September 30, 2013	$1,604,258

There were no remeasurements to fair value during the three or nine months ended September 30, 2013 of financial assets and liabilities that are not measured at fair value on a recurring basis.

9.	Inventories

Inventories relate to the Company’s bioprocessing business. The Company values inventory at cost or, if lower, fair market value, using the first-in, first-out method. The Company reviews its inventories at least quarterly and records a provision for excess and obsolete inventory based on its estimates of expected sales volume, production capacity and expiration dates of raw materials, work-in process and finished products. Expected sales volumes are determined based on supply forecasts provided by key customers for the next three to 12 months. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of product revenue. Manufacturing of bioprocessing finished goods is done to order and tested for quality specifications prior to shipment. Reserves for excess and obsolete inventory were $156,000 at September 30, 2013 and $154,000 at December 31, 2012.

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories consisted of the following:

	September 30, 2013	December 31, 2012
Raw materials	$4,356,520	$4,064,317
Work-in-process	3,583,924	4,112,478
Finished products	2,123,251	2,966,900

Total	$10,063,695	$11,143,695

10.	Accrued Liabilities

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

Accrued liabilities consist of the following:

	September 30, 2013	December 31, 2012
Employee compensation	$2,680,016	$3,634,839
Taxes	1,618,850	396,499
Contingent consideration	1,161,953	1,376,877
Royalty and license fees	1,153,469	1,459,680
Professional fees	394,563	418,800
Research and development	167,000	18,300
Unearned revenue	1,909	599,120
Other accrued expenses	676,969	393,875

Total	7,854,729	8,297,990

11.	Income Taxes

For the three and nine-month periods ended September 30, 2013, the Company had income before taxes of $8,142,779 and $17,798,550, respectively. The Company recorded income tax provisions of $2,254,505 and $5,032,853, respectively, for the three and nine-month periods ended September 30, 2013. This is based on an expected effective tax rate of 26.6% for the year ending December 31, 2013 plus approximately $298,000 of discrete items recognized in the quarter ended March 31, 2013. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different tax jurisdictions. Effective January 1, 2013, Sweden’s statutory tax rate decreased from 26.3% to 22.0%. The effective tax rate differs from the U.S. statutory tax rate primarily due to the expected utilization of prior year net operating loss carryforwards in excess of amounts previously recognized and the lower statutory tax rate in Sweden.

For the three and nine-month periods ended September 30, 2012, the Company had income before taxes of $1,790,306 and $4,853,878, respectively. The Company recorded an income tax benefit of $16,183 for the three-month period ended September 30, 2012 and a provision of $250,954 for the nine-month period ended September 30, 2012 based on an effective tax rate of approximately 5.17%. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the statutory tax rates primarily due to the utilization of prior year net operating loss carryforwards and credits earned in the U.S.

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

The Company is currently undergoing an audit in the Commonwealth of Massachusetts (“the Commonwealth”) for the tax years ended March 31, 2008 through December 31, 2011. At issue is the apportionment of certain license income to the Commonwealth, as well as the recoverability of certain research and development credits earned between 1993 and 2011. As of September 30, 2013 we do not have a reserve recorded for these matters as we believe it is more likely than not that we will prevail. On October 29, 2013, the Company met with the Commonwealth to attempt to mediate our differences of opinion. However, this did not result in successful resolution. The Company continues to believe in the validity of its tax positions on these matters. As a result, we anticipate receiving a tax assessment that we will appeal in a process that could take up to several years. Total exposure, including penalties, but not interest, were we to ultimately be unsuccessful, would be approximately $2.5 million.

12.	Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
United States	56%	41%	51%	41%
Sweden	31%	49%	35%	46%
United Kingdom	9%	7%	11%	10%
Other	4%	3%	3%	3%

Total	100%	100%	100%	100%

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Orencia® Royalties from Bristol	26%	26%	25%	24%
Bioprocessing Customer A	28%	49%	35%	46%
Bioprocessing Customer B	10%	8%	12%	11%
Bioprocessing Customer C	20%	12%	15%	12%

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable and royalties and other receivables balances are as follows:

	September 30, 2013	December 31, 2012
Orencia® Royalties from Bristol	37%	31%
Bioprocessing Customer A	20%	21%
Bioprocessing Customer B	8%	4%
Bioprocessing Customer C	15%	5%
Tenant improvement allowance due from landlord	14%	—
Pfizer	1%	38%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a life sciences company that develops, manufactures and markets high-value, consumable bioprocessing products for life sciences companies and biopharmaceutical manufacturing companies worldwide. We are a world-leading manufacturer of both native and recombinant forms of Protein A, critical reagents used in biomanufacturing to separate and purify monoclonal antibodies, a type of biologic drug. We also supply several growth factor products used to increase cell culture productivity during the biomanufacturing process. In the expanding area of flexible biomanufacturing technologies, we have developed and currently market a series of OPUS® (Open-Platform, User-Specified) chromatography columns for use in clinical-scale manufacturing. These pre-packed, “plug-and-play” columns are uniquely flexible and customizable to our customers’ media and size requirements. We generally manufacture and sell Protein A and growth factors to life sciences companies under long-term supply agreements and sell our chromatography columns, as well as media and quality test kits, directly to biopharmaceutical companies or contract manufacturing organizations. We refer to these activities as our bioprocessing business.

On December 20, 2011, we significantly increased the size of our bioprocessing business through a strategic acquisition. We acquired certain assets and assumed certain liabilities of Novozymes Biopharma Sweden, AB (“Novozymes”) in Lund, Sweden, including the manufacture and supply of cell culture ingredients and Protein A affinity ligands for use in industrial cell culture, stem and therapeutic cell culture and biopharmaceutical manufacturing (the “Novozymes Biopharma Business” and the acquisition of the Novozymes Biopharma Business, the “Novozymes Acquisition”) for a total purchase price of 20,310,000 Euros (~$26,400,000). As a result of the Novozymes Acquisition, we doubled the size of our bioprocessing business.

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

Historically, Repligen also conducted activities aimed at developing proprietary therapeutic drug candidates, often with a potential of entering into a collaboration with a larger commercial stage pharmaceutical or biotechnology company in respect of these programs. As part of our strategic decision in 2012 to focus our efforts on our core bioprocessing business, we scaled back our efforts on our clinical development programs and increased our efforts to find collaboration partners to pursue the development and, if successful, the commercialization of these drug programs. The current status of our development portfolio is:

•	On December 28, 2012, we out-licensed our spinal muscular atrophy program, or SMA program, led by RG3039, a small molecule drug candidate in clinical development for SMA, to Pfizer Inc., or Pfizer. Pursuant to the license agreement, Pfizer will assume the majority of the costs associated with completing the required clinical trials for this program as well as obtaining U.S. Food and Drug Administration (“FDA”) approval of the respective new drug application (“NDA”). Under the license agreement, we are obligated to conduct additional activities in support of this program, which includes completing the second cohort of the current Phase I trial for RG3039 and supporting the transition of the program to Pfizer. We completed this second cohort during the quarter ended March 31, 2013 and substantially all of our remaining clinical obligations during the quarter ended June 30, 2013. As of September 30, 2013, we had completed all of our clinical obligations under the license agreement.

•	Our second clinical development program focused on a class I histone deacetylase (“HDAC”) inhibitor targeted at Friedrich’s ataxia. We initiated a single, ascending dose Phase 1 study of RG2833 in Friedreich’s ataxia patients in Italy in the fourth quarter of 2012 and completed the patient dosing in the quarter ended March 31, 2013. The results of the study support the use of an oral HDAC inhibitor in the treatment of Friedrich’s ataxia, demonstrating a dose-dependent improvement in the expression of a disease biomarker. While RG2833 was shown to be well tolerated and no adverse events were reported, the generation of potentially toxic metabolites was observed. We believe that other compounds in our HDAC inhibitor portfolio may be more suitable than RG2833 for clinical development and, in alignment with our focus on bioprocessing, we continue to seek non-profit and biopharmaceutical development partners to support future development of this program.

•

Our clinical development portfolio also includes RG1068, a synthetic human hormone developed as a novel imaging agent for the improved detection of pancreatic duct abnormalities in combination with magnetic resonance imaging in patients with pancreatitis and potentially other pancreatic diseases. We submitted an NDA to the FDA and a marketing authorization application to the European Medicines Agency in the first quarter of 2012. In the second quarter of 2012, we received a complete response letter from the FDA, indicating the need for additional clinical efficacy and safety trial data. We have also received from the FDA the requirements for an additional registration study. We believe this information may be a factor in the decision by third-parties that may wish to pursue a development or commercialization agreement with us for RG1068. We expect that any additional development activities that we may pursue in the future will be largely supported by sponsors or other third parties.

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

Results of Operations

Three months ended September 30, 2013 vs. September 30, 2012

Revenues

Total revenues for the three-month periods ended September 30, 2013 and 2012 were comprised of the following:

	Three months ended September 30,		% Change
	2013	2012	2013 vs. 2012
	(in thousands, except percentages)
Bioprocessing product revenue	$12,184	$11,123	10%
Royalty and other revenue	6,638	3,981	67%

Total revenue	$18,822	$15,104	25%

Sales of bioprocessing products for the three months ended September 30, 2013 and 2012 were $12,184,000 and $11,123,000, respectively, an increase of $1,061,000, or 10%. This increase was primarily due to increases in orders from our key bioprocessing customers. Sales of our bioprocessing products can be impacted by the timing of orders, development efforts at our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend.

Pursuant to the settlement with Bristol, we recognized royalty revenue of $4,825,000 and $3,963,000 for the three months ended September 30, 2013 and 2012, respectively. We expect to receive these royalty payments for Bristol’s sales through December 31, 2013. We expect that the upcoming loss of these royalty payments will materially and adversely affect our revenue and operating results.

For the three months ended September 30, 2013 and 2012, we recognized $719,000 and $18,000 of revenue, respectively, from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, the Muscular Dystrophy Association, Go Friedreich’s Ataxia Research and the European Friedrich’s Ataxia Consortium for Translational Studies.

In the three months ended September 30, 2013, we recognized $1,093,000 of revenue under the Pfizer License Agreement, including a $1,000,000 milestone payment that was triggered by completion of specific clinical development activities as well as other fees associated with the transition. Depending on the development path chosen by Pfizer, we may receive the remaining $1,000,000 of the first clinical milestone by the end of 2014.

Costs and operating expenses

Total costs and operating expenses for the three-month periods ended September 30, 2013 and 2012 were comprised of the following:

	Three months ended September 30,		% Change
	2013	2012	2013 vs. 2012
	(in thousands, except percentages)
Cost of product revenue	$5,660	$6,419	-12%
Cost of royalty revenue	724	595	22%
Research and development	1,429	2,433	-41%
Selling, general and administrative	2,902	3,126	-7%
Contingent consideration – fair value adjustments	65	344	-81%

Total costs and operating expenses	$10,780	$12,917	-17%

Cost of product revenue was approximately $5,660,000 and $6,419,000 for the three-month periods ended September 30, 2013 and 2012, respectively, a decrease of $759,000 or 12%. This decrease is primarily due to operational efficiencies implemented during 2012 at our subsidiary, Repligen Sweden AB (“Repligen Sweden”), offset by higher overall costs associated with increased bioprocessing product revenue in the third quarter of 2013 as compared to the third quarter of 2012. Gross margins may decline over the remainder of the year based on expected production volume and shipments, product mix and the sale of higher cost inventory that was produced at a higher cost level in 2012.

Pursuant to the settlement with Bristol, we must remit 15% of royalty revenue received through the expiration of the settlement agreement in December 2013 to the University of Michigan. For the three-month periods ended September 30, 2013 and 2012, the cost of royalty revenue was approximately $724,000 and $595,000, respectively. This increase is directly related to the increase in Bristol royalty revenue noted above.

Research and development expenses were approximately $1,429,000 and $2,433,000 for the three-month periods ended September 30, 2013 and 2012, respectively, a decrease of $1,004,000 or 41%. This decrease is primarily attributed to a reduction in therapeutics related research and development expenses partially offset by an increase in bioprocessing research and development expense. For the three-month periods ended September 30, 2013 and 2012, approximately $1,062,000 and $994,000, respectively, of our total research and development expenses were incurred on bioprocessing research and development activities.

Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given period of time. Many resources including personnel, supplies and equipment are shared by all of the development programs. As a result, and due to the significant risks and uncertainties in drug development, we are not able to provide cumulative spending to date or predict total development costs for any particular program. In August 2012, we announced a strategic focus on our bioprocessing business and a simultaneous effort to find partners, out-licensing opportunities or other funding arrangements with external parties to reduce or eliminate the net expenditures on research and development activities for our therapeutic programs. For the remaining quarter in 2013, we expect similar levels of total research and development expenses to those incurred in the quarter ended September 30, 2013. We expect that any research and development activities that we undertake in the future with respect to our therapeutic drug candidates will be limited to those which could support the transition of development and commercialization activities for these programs to potential collaborators. We intend to focus the majority of our future research and development efforts on developing new bioprocessing products.

Selling, general and administrative expenses were approximately $2,902,000 and $3,126,000 for the three-month periods ended September 30, 2013 and 2012, respectively, a decrease of $224,000 or 7%. This decrease is primarily attributable to a reduction in outside professional and consulting services expenses of approximately $372,000 offset by higher employee related expenses of approximately $163,000. For the remaining quarter in 2013, we expect similar levels of selling, general and administrative expenses to those incurred in the quarter ended September 30, 2013.

Investment income

Investment income includes income earned on invested cash balances. Investment income was approximately $76,000 and $96,000 for the three-month periods ended September 30, 2013 and 2012, respectively. This decrease of $20,000, or 21%, is primarily attributable to slightly lower average invested cash balances.

Other (expense) income

Other (expense) income was approximately $37,000 and ($500,000) for the three-month periods ended September 30, 2013 and 2012, respectively, and are primarily attributable to foreign currency gains (losses) related to our Sweden operations.

Provision (benefit) for income taxes

For the three months ended September 30, 2013, we had income before taxes of $8,142,776 and a tax provision of $2,254,504 based on an effective tax rate of 26.6%. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different tax jurisdictions. Effective January 1, 2013, Sweden’s statutory tax rate decreased from 26.3% to 22.0%. The effective tax rate differs from the U.S. statutory tax rate primarily due to the expected utilization of prior year net operating loss carryforwards in excess of amounts previously benefitted and the lower statutory tax rate in Sweden.

We are currently undergoing an audit in the Commonwealth of Massachusetts, or the Commonwealth, for the tax years ended March 31, 2008 through December 31, 2011. At issue is the apportionment of certain license income to the Commonwealth, as well as the recoverability of certain research and development credits earned between 1993 and 2011. As of September 30, 2013 we do not have a reserve recorded for these matters as we believe it is more likely than not that we will prevail. On October 29, 2013, we met with the Commonwealth to attempt to mediate our differences of opinion. However, this did not result in successful resolution. We continue to believe in the validity of our tax positions on these matters. As a result, we anticipate receiving a tax assessment that we will appeal in a process that could take up to several years. Total exposure, including penalties, but not interest, were we to ultimately be unsuccessful, would be approximately $2.5 million.

For the three months ended September 30, 2012, we had income before taxes of $1,790,306 and a tax benefit of $16,183 based on an effective tax rate of 5.17%. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different tax jurisdictions. The effective tax rate differs from the U.S. statutory tax rate primarily due to the utilization of prior year net operating loss carryforwards and credits.

Nine months ended September 30, 2013 vs. September 30, 2012

Revenues

Total revenues for the nine-month periods ended September 30, 2013 and 2012 were comprised of the following:

	Nine months ended September 30,		% Change
	2013	2012	2013 vs. 2012
	(in thousands, except percentages)
Bioprocessing product revenue	$37,132	$32,125	16%
Royalty and other revenue	15,655	11,328	38%

Total revenue	$52,787	$43,453	21%

Sales of bioprocessing products for the nine-month periods ended September 30, 2013 and 2012 were $37,132,000 and $32,125,000, respectively, an increase of $5,007,000, or 16%. This increase was primarily due to increases in orders from our key bioprocessing customers. Sales of our bioprocessing products can be impacted by the timing of orders, development efforts at our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected but they may not be predictive of future revenue or otherwise indicate a trend.

Pursuant to the settlement with Bristol, we recognized royalty revenue of approximately $12,956,000 and $10,623,000 for the nine-month periods ended September 30, 2013 and 2012, respectively. We expect to receive these royalty payments for Bristol’s sales through December 31, 2013. We expect that the upcoming loss of these royalty payments will materially and adversely affect our revenue and operating results.

For the nine months ended September 30, 2013 and 2012, we recognized $1,481,000 and $704,000, respectively, of revenue from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, the Muscular Dystrophy Association, Go Friedreich’s Ataxia Research, the Friedreich’s Ataxia Research Alliance and the European Friedrich’s Ataxia Consortium for Translational Studies.

In the nine months ended September 30, 2013, we recognized $1,217,000 of revenue under the Pfizer License Agreement, including a $1,000,000 milestone payment that was triggered by completion of specific clinical development activities as well as other fees associated with the transition.

Costs and operating expenses

Total costs and operating expenses for the nine-month periods ended September 30, 2013 and 2012 were comprised of the following:

	Nine months ended September 30,		% Change
	2013	2012	2013 vs. 2012
	(in thousands, except percentages)
Cost of product revenue	$17,854	$19,037	-6%
Cost of royalty revenue	1,943	1,593	22%
Research and development	5,919	8,147	-27%
Selling, general and administrative	9,334	9,973	-6%
Contingent consideration – fair value adjustments	47	344	-86%
Gain on bargain purchase	—	(314)	100%

Total costs and operating expenses	$35,097	$38,780	-9%

Cost of product revenue was approximately $17,854,000 and $19,037,000 for the nine-month periods ended September 30, 2013 and 2012, respectively, a decrease of $1,183,000 or 6%. This decrease is primarily due to operational efficiencies implemented during 2012 at Repligen Sweden offset by higher overall costs associated with increased bioprocessing product revenue in the first nine months of 2013 as compared to the first nine months of 2012. Gross margins may decline slightly in the fourth quarter based on expected production volume and shipments, product mix and the sale of higher cost inventory that was produced in 2012.

Pursuant to the settlement with Bristol, we must remit 15% of royalty revenue received through the expiration of the settlement agreement in December 2013 to the University of Michigan. For the nine-month periods ended September 30, 2013 and 2012, the cost of royalty revenue was approximately $1,943,000 and $1,593,000, respectively. This increase is directly related to the increase in Bristol royalty revenue noted above.

Research and development expenses were approximately $5,919,000 and $8,147,000 for the nine-month periods ended September 30, 2013 and 2012, respectively, a decrease of $2,228,000 or 27%. This decrease is primarily attributed to a reduction in therapeutics related research and development expenses partially offset by an increase in bioprocessing research and development expense. For the nine-month periods ended September 30, 2013 and 2012, approximately $3,363,000 and $3,025,000, respectively, of our total research and development expenses was incurred in connection with bioprocessing research and development activities.

Significant fluctuations in research and development expenses may occur from period to period depending on the nature, timing, and extent of development activities over any given period of time. Many resources including personnel, supplies and equipment are shared by all of the development programs. As a result, and due to the significant risks and uncertainties in drug development, we are not able to provide cumulative spending to date or predict total development costs for any particular program. In August 2012, we announced a strategic focus on our Bioprocessing business and a simultaneous effort to find partners, out-licensing opportunities or other funding arrangements with external parties to reduce or eliminate the net expenditures on research and development activities for our therapeutic programs. For the remaining quarter in 2013, we expect levels of total research and development expenses similar to those incurred in the quarter ended September 30, 2013. We expect that any research and development activities that we undertake in the future with respect to our therapeutic drug candidates will be limited to those which could support the transition of development and commercialization activities for these programs to potential collaborators. We intend to focus the majority of our future research and development efforts on developing new bioprocessing products.

Selling, general and administrative expenses were approximately $9,334,000 and $9,973,000 for the nine-month periods ended September 30, 2013 and 2012, respectively, a decrease of $639,000 or 6%. This decrease is primarily attributable to a reduction in outside professional and consulting services expenses of approximately $835,000, a reduction in spending on sales and marketing related to therapeutics programs of approximately $472,000 offset in part by higher employee related expenses of approximately $866,000. Selling, general and administrative expenses in 2012 included non-recurring legal and accounting costs related to complying with reporting requirements with respect to the combined entity after the completion of the Novozymes acquisition, and other business development and corporate activities. For the remaining quarter in 2013, we expect similar levels of selling, general and administrative expenses to those incurred in the quarter ended September 30, 2013.

For the nine months ended September 30, 2012, we recorded a $314,000 gain on bargain purchase associated with a working capital adjustment related to the Novozymes Acquisition.

Investment income

Investment income includes income earned on invested cash balances. Investment income was approximately $203,000 and $157,000 for the nine-month periods ended September 30, 2013 and 2012, respectively. This increase of $46,000, or 29%, is primarily attributable to slightly higher interest rates and slightly higher average invested cash balances.

Other (expense) income

Other (expense) income was approximately ($57,000) and $67,000 for the nine-month periods ended September 30, 2013 and 2012, respectively, and are primarily attributable to foreign currency gains (losses) related to our Sweden operations.

Provision (benefit) for income taxes

For the nine months ended September 30, 2013, we had income before taxes of $17,798,550 and a tax provision of $5,032,853 for an effective tax rate of approximately 28.28%. This is based on an expected effective tax rate of 26.6% for the year ending December 31, 2013 plus approximately $298,000 of discrete items recognized in the quarter ended March 31, 2013. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different tax jurisdictions. Effective January 1, 2013, Sweden’s statutory tax rate decreased from 26.3% to 22.0%. The effective tax rate differs from the statutory tax rate primarily due to the utilization of prior year net operating loss carryforwards in excess of amounts previously recognized and the lower statutory rate in Sweden.

We are currently undergoing an audit in the Commonwealth of Massachusetts, or the Commonwealth, for the tax years ended March 31, 2008 through December 31, 2011. At issue is the apportionment of certain license income to the Commonwealth, as well as the recoverability of certain research and development credits earned between 1993 and 2011. As of September 30, 2013 we do not have a reserve recorded for these matters as we believe it is more likely than not that we will prevail. On October 29, 2013, we met with the Commonwealth to attempt to mediate our differences of opinion. However, this did not result in successful resolution. We continue to believe in the validity of our tax positions on these matters. As a result, we anticipate receiving a tax assessment that we will appeal in a process that could take up to several years. Total exposure, including penalties, but not interest, were we to ultimately be unsuccessful, would be approximately $2.5 million.

For the nine-month period ended September 30, 2012, we had income before taxes of $4,853,878 and a tax provision of $250,954, based on an effective tax rate of 5.17%. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different tax jurisdictions. The effective tax rate differs from the statutory tax rate primarily due to the utilization of prior year net operating loss carryforwards and credits.

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

At September 30, 2013, we had cash and marketable securities of $67,105,000 compared to $49,970,000 at December 31, 2012. A deposit for leased office space of $200,000 is classified as restricted cash and is not included in cash and marketable securities totals for September 30, 2013 or December 31, 2012.

Operating activities

For the nine-month period ended September 30, 2013, our operating activities provided cash of $18,592,000 reflecting net income of $12,766,000 and non-cash charges totaling $5,529,000 including depreciation, amortization, stock-based compensation, deferred tax expense and fair value adjustments to contingent consideration. The remaining cash flow provided by operations resulted from favorable changes in various working capital accounts, in particular the collection of $5 million due from Pfizer pursuant to our collaboration agreement.

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

Investing activities

We place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines. Our investing activities consumed $7,880,000 for the nine-month period ended September 30, 2013, primarily due to net purchases of marketable debt securities as well as $3,775,000 used for fixed asset additions. For the nine-month period ended September 30, 2012, our investing activities consumed $299,000, primarily due to $825,000 used for fixed asset additions partially offset by net redemptions of marketable debt securities.

Financing activities

Exercises of stock options provided cash proceeds of $2,235,000 in the nine-month-period ended September 30, 2013. In the nine months ended September 30, 2012, exercises of stock options provided $887,000 of cash.

We do not currently use derivative financial instruments.

Working capital increased by approximately $23,200,000 to $78,657,000 at September 30, 2013 from $55,457,000 at December 31, 2012 due to the various changes noted above.

Our future capital requirements will depend on many factors, including the following:

•	the expansion of our bioprocessing business;

•	the ability to sustain sales and profits of our bioprocessing products;

•	the resources required to continue the integration of the Novozymes Biopharma Business and recognize expected synergies;

•	our ability to establish one or more partnerships for development and commercialization of RG1068 or RG2833;

•	the scope of and progress made in our research and development activities;

•	our ability to acquire additional bioprocessing products or product candidates;

•	the extent of any share repurchase activity;

•	the success of any proposed financing efforts; and

•	the amount of royalty revenues we receive from Bristol for their sales of Orencia through December 31, 2013.

Absent acquisitions of additional products or intellectual property, we believe our current cash balances are adequate to meet our cash needs for at least the next 24 months. We expect operating expenses in the year ending December 31, 2013 to decrease as we invest less in therapeutic drug development and simultaneously improve gross margins through greater optimization of our two production facilities and other process improvements we have developed internally. We expect to incur continued spending related to the development and expansion of our bioprocessing product lines for the foreseeable future. Our future capital requirements may include, but are not limited to, expansion of our Waltham facility and other purchases of property, plant and equipment, the acquisition of additional bioprocessing products and technologies to complement our existing manufacturing capabilities, and continued investment in our intellectual property portfolio.

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

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements as of September 30, 2013.

Contractual obligations

As of September 30, 2013, we have the following fixed obligations and commitments:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$14,537	$2,235	$4,471	$3,057	$4,774
Purchase obligations (1)	2,978	2,978	—	—	—
Contingent consideration (2)	1,593	1,159	201	233	—

Total	$19,108	$6,372	$4,672	$3,290	$4,774

(1)	Primarily represents purchase orders for the procurement of raw material for manufacturing.
(2)	Represents the current estimated fair value of contingent consideration amounts relating to acquisitions. These amounts are recorded in accrued expenses and long term liabilities on our consolidated balance sheets.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, our strategic decision to focus on the growth of our bioprocessing business, management’s strategy, plans and objectives for future operations or acquisitions, clinical trials and results, litigation strategy, product candidate research, development and regulatory approval, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with: the success of current and future collaborative or supply relationships, including our agreement with Pfizer, our ability to successfully negotiate and consummate development and commercialization partnerships for our portfolio of therapeutic and diagnostic assets on acceptable terms, if at all, our ability to successfully grow our bioprocessing business, including as a result of acquisition, commercialization or partnership opportunities, the success of our clinical trials and our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited sales and marketing experience and capabilities, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition, our ability to compete with larger, better financed pharmaceutical and biotechnology companies that may develop new approaches to the treatment of our targeted diseases, our history of losses and expectation of incurring continued losses, our ability to generate future revenues, our ability to successfully integrate Repligen Sweden, including achieving manufacturing efficiencies at Repligen Sweden, our ability to raise additional capital to continue our drug development programs, our volatile stock price, the effects of our anti-takeover provisions, and the impact of the expiration on December 31, 2013 of Bristol-Meyers Squibb royalty payments based on its U.S. sales of Orencia®. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $155,000 decrease in the fair value of our investments as of September 30, 2013. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited.

Foreign Exchange Risk

Transactions by our subsidiary, Repligen Sweden, may be denominated in Swedish kronor, British pound sterling, U.S. dollars, or in Euros while the entity’s functional currency is the Swedish krona. Exchange gains or losses resulting from the translation between the transactional currency and the functional currency of Repligen Sweden are included in our consolidated statements of comprehensive income. The functional currency of the Company is U.S. dollars. Fluctuations in exchange rates may adversely affect our results of operations, financial position and cash flows. We currently do not seek to hedge this exposure to fluctuations in exchange rates.

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

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012 and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q and below, could cause our actual results to differ materially from those in the forward-looking statements.

Pursuant to the settlement with Bristol, we received royalty revenue from Bristol on its sales of Orencia that represented 25%, 24% and 37% of total revenues for the nine-month period ended September 30, 2013, the fiscal year ended December 31, 2012 and the nine-month fiscal year ended December 31, 2011, respectively. We will receive royalty payments from Bristol’s sales of Orencia through December 31, 2013. We will not receive royalty payments from Bristol on sales of Orencia after December 31, 2013. The expiration of the royalty payments under the Bristol Settlement is expected to have a material and adverse effect on our revenue and operating results. If we are unable to replace the royalty revenues with alternative sources of revenue, we may need to use our existing cash on hand to finance our operating activities, which will have a material and adverse effect on the liquidity of our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We did not repurchase any shares of common stock during the three or nine-month periods ended September 30, 2013. As of September 30, 2013, there are 657,173 shares remaining under this authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). (File No. 000-14656)

3.3	Amendment No. 1 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 20, 2011 and incorporated herein by reference).

3.4	Amendment No. 2 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference).

10.1	Separation Agreement, dated September 10, 2013, by and between the Company and Jonathan Lieber (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on September 13, 2013 and incorporated herein by reference).

31.1+	Rule 13a-14(a)/15d-14(a) Certification.

31.2+	Rule 13a-14(a)/15d-14(a) Certification.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Repligen Corporation on Form 10-Q for the quarterly period ended September 30, 2013, formatted in Extensible Business Reporting Language (xBRL): (i) Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

+	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: November 8, 2013	By:	/S/ WALTER C. HERLIHY
Walter C. Herlihy
President and Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: November 8, 2013	By:	/S/ WILLIAM J. KELLY
William J. Kelly
Chief Accounting Officer
(Principal financial officer)
Repligen Corporation

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). (File No. 000-14656)

3.3	Amendment No. 1 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 20, 2011 and incorporated herein by reference).

3.4	Amendment No. 2 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference).

10.1	Separation Agreement, dated September 10, 2013, by and between the Company and Jonathan Lieber (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on September 13, 2013 and incorporated herein by reference).

31.1+	Rule 13a-14(a)/15d-14(a) Certification.

31.2+	Rule 13a-14(a)/15d-14(a) Certification.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Repligen Corporation on Form 10-Q for the quarterly period ended September 30, 2013, formatted in Extensible Business Reporting Language (xBRL): (i) Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

+	Filed herewith.
*	Furnished herewith.