Form 10-K
period 2013-12-31
REPLIGEN CORP
filed 2014-03-14
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $262,149,000.

The number of shares of the registrant’s common stock outstanding as of February 12, 2014 was 31,935,541.

Documents Incorporated By Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2013. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

Repligen Corporation (“Repligen,” the “Company” or “we”) is a life sciences company that develops, manufactures and markets high-value, consumable bioprocessing products for life sciences and biopharmaceutical companies worldwide. We are a world-leading manufacturer of both native and recombinant forms of Protein A, critical reagents used in biomanufacturing to purify monoclonal antibodies, a type of biologic drug. We also supply several growth factor products used to increase cell culture productivity during the bioproduction process. In the expanding area of flexible biomanufacturing technologies, we have developed and currently market a series of OPUS® (Open-Platform, User-Specified) chromatography columns for use in clinical-scale manufacturing. These pre-packed, “plug-and-play” columns are uniquely customizable to our customers’ media and size requirements. We generally manufacture and sell Protein A and growth factors to life sciences companies under long-term supply agreements and sell our chromatography columns, as well as media and quality test kits, directly to biopharmaceutical companies or contract manufacturing organizations. We refer to these activities as our bioprocessing business.

On December 20, 2011, we significantly increased the size of our bioprocessing business through a strategic acquisition. We acquired certain assets and assumed certain liabilities of Novozymes Biopharma Sweden, AB (“Novozymes”) in Lund, Sweden, including the manufacture and supply of cell culture ingredients for use in industrial cell culture, stem and therapeutic cell culture as well as Protein A affinity ligands for use in biopharmaceutical manufacturing (the “Novozymes Biopharma Business” and the acquisition of the Novozymes Biopharma Business, the “Novozymes Acquisition”) for a total purchase price of 20,310,000 Euros (~$26,400,000). As a result of the Novozymes Acquisition, we doubled the size of our bioprocessing business.

We have out-licensed certain intellectual property to Bristol-Myers Squibb Company, or Bristol, from which we received royalties on Bristol’s net sales in the United States through 2013 of their product Orencia®. On April 7, 2008, we entered into a settlement agreement with Bristol in connection with a patent infringement lawsuit that we filed against Bristol. Under the terms of the settlement agreement, Bristol was obligated to pay us royalties on its U.S. net sales of Orencia® for any clinical indication at a rate of 1.8% for the first $500,000,000 of annual sales, 2.0% for the next $500,000,000 of annual sales and 4% of annual sales in excess of $1 billion. Under the terms of the agreement, we will not receive any future royalties on Bristol’s sales of Orencia® made after December 31, 2013. We expect that the loss of these royalty payments will materially and adversely affect our revenue and operating results.

Historically, Repligen also conducted activities aimed at developing proprietary therapeutic drug candidates, often with a potential of entering into a collaboration with a larger commercial stage pharmaceutical or biotechnology company in respect of these programs. As part of our strategic decision in 2012 to focus our efforts on our core bioprocessing business, we reduced our efforts on our clinical development programs and increased our efforts to find collaboration partners to pursue the development and, if successful, the commercialization of these drug programs. The current status of our therapeutic drug development portfolio is:

•	On December 28, 2012, we out-licensed our spinal muscular atrophy program, or SMA program, led by RG3039, a small molecule drug candidate in clinical development for SMA, to Pfizer Inc., or Pfizer.

Pursuant to the license agreement, Pfizer assumed the majority of the costs associated with completing the required clinical trials for this program as well as obtaining U.S. Food and Drug Administration (“FDA”) approval of the respective new drug application (“NDA”). Under the license agreement, we were obligated to conduct additional activities in support of this program, which included completing the second cohort of the initial Phase I trial for RG3039 and supporting the transition of the program to Pfizer. We completed this second cohort during the quarter ended March 31, 2013 and substantially all of our remaining clinical obligations during the quarter ended June 30, 2013. As of September 30, 2013, we had completed all of our obligations under the license agreement.

•

On January 21, 2014, we out-licensed our histone deacetylase inhibitor (“HDACi”) portfolio, which includes the Friedreich’s ataxia program, to BioMarin Pharmaceuticals Inc., or BioMarin. Under the terms of the agreement, Repligen received an upfront payment of $2 million in January 2014 from BioMarin and we have the potential to receive up to $160 million in future milestone payments for the development, regulatory approval and commercial sale of portfolio compounds included in the agreement. In addition, Repligen is eligible to receive royalties on sales of qualified products developed.

•

Our clinical development portfolio also includes RG1068, a synthetic human hormone developed as a novel imaging agent for the improved detection of pancreatic duct abnormalities in combination with magnetic resonance imaging in patients with pancreatitis and potentially other pancreatic diseases. We submitted an NDA to the FDA and a marketing authorization application to the European Medicines Agency in the first quarter of 2012. In the second quarter of 2012, we received a complete response letter from the FDA, indicating the need for additional clinical efficacy and safety trial data. We have also received from the FDA the requirements for an additional registration study. We believe this information may be a factor in the decision by third-parties that may wish to pursue a development or commercialization agreement with us for RG1068. We expect that any additional development activities in the future will be supported by sponsors or other third parties.

Corporate Background

We were incorporated in May 1981, under the laws of the State of Delaware. Our principal executive offices are located at 41 Seyon Street, Waltham, Massachusetts 02453 and our telephone number is (781) 250-0111. We conduct manufacturing in Waltham and at our facility in Lund, Sweden.

Change in Fiscal Year

In 2011 we changed our fiscal year end from March 31 to December 31. This Annual Report on Form 10-K reports our financial results for the twelve-month period ending on December 31, 2013. This report also includes our financial results for the twelve-month period ending on December 31, 2012, and the nine-month periods ending on December 31, 2011 and December 31, 2010.

Currently Marketed Products

We currently sell various commercial bioprocessing products based on Protein A and growth factors, as well as a line of pre-packed chromatography columns and quality test kits, which are used in the production of monoclonal antibodies and other biopharmaceutical products.

Our Products for the Manufacturing of Biologic Drugs

Repligen is a leading developer and manufacturer of certain consumable bioprocessing products used in the production of monoclonal antibodies and other biologic drugs. The Company manufactures multiple forms of Protein A ligand, a critical component of Protein A media that is used in the downstream purification process for monoclonal antibodies, on behalf of several major life sciences companies. We also manufacture and sell growth factors, used to increase cell growth and productivity during upstream fermentation, and chromatography products. Our chromatography products include OPUS pre-packed columns for biologics purification, proprietary Protein A media and quality test kits. These products are sold to life sciences companies, contract manufacturing organizations and biopharmaceutical companies for use in the biologic drug production. Demand for our bioprocessing products has grown in concert with the expanding global market for biologics, particularly monoclonal antibodies, and also as a result of new product offerings through our acquisition of the Novozymes Biopharma business in December 2011.

In 2012, the global biologics market was valued at approximately $175 billion and is expected to grow at a rate in the high single digits annually. Market research indicates that the monoclonal antibody segment comprised over 40% of the overall biologics market in 2012 and is growing more rapidly than the overall market. Six of the ten worldwide best-selling drugs in 2012 were monoclonal antibodies, including blockbuster products such as Enbrel® and Remicade® for the treatment of rheumatoid arthritis and other inflammatory disorders, Rituxan® for non-Hodgkin’s lymphoma and Herceptin® for the treatment of breast cancer. There are more than 35 approved monoclonal antibody products and over 350 product candidates currently in clinical development, most of which are manufactured using Protein A.

Repligen has been a leading manufacturer of Protein A for over fifteen years and manufactures multiple forms of Protein A for major life sciences companies including GE Healthcare and EMD Millipore under long-term supply agreements which extend to dates between 2016 and 2021. To be useful in the monoclonal antibody manufacturing process, Protein A is chemically bound to proprietary microscopic beads that are manufactured by life sciences companies, such as those mentioned above. These beads provide the rigid support required to use Protein A ligands. The combination of Protein A ligands bound to the beads is known as Protein A chromatographic media, which is packed by end-users into cylindrical columns and used to purify monoclonal antibodies. For example, after a fermentation process that produces monoclonal antibodies, the broth containing the monoclonal of interest, as well as numerous fermentation by-products and contaminants, is pumped through a column filled with Protein A chromatographic media. The Protein A media selectively binds to or “captures” the monoclonal antibody. Protein A has a high affinity for the monoclonal antibody and as a result, the antibody remains bound to the Protein A media while impurities flow through the column and are discarded. Once the impurities are removed, a change in pH conditions releases the purified antibody from the Protein A media. As a result, the monoclonal antibody product is highly purified and concentrated from a single purification step. Further purification steps are usually necessary to increase purity to a level greater than 98%. Over the past three years, the majority of our product sales have been sales of Protein A products.

Most biopharmaceuticals are produced through mammalian cell fermentation. In order to spur increased cell growth, manufacturers add growth factors and nutrients to the fermentor. As part of the Novozymes Acquisition, the Company acquired four cell culture growth factor products. Among those products is LONG®R3 IGF-I, a growth factor that is more biologically potent than insulin, and that has been shown to significantly increase recombinant protein production in fermentation applications. LONG®R3 IGF-I is currently used in the manufacture of several commercial biopharmaceutical products and is sold under a distribution agreement with Sigma-Aldrich Corporation (“Sigma”) which extends to 2021. Sigma has distribution rights for industrial cell culture applications while Repligen sells the product for use in stem cell and other cell-based therapies. In addition, we acquired long epidermal growth factor (LONG®EGF) and transforming growth factor alpha (LONG®TGF-a) supplements for serum-free or low serum culture in cell-based therapy applications, as well as recombinant transferrin (rTransferrin) which has been developed as an iron supplement for cell culture. There may be applications for these growth factors in stem cell and other cell-based therapies.

We also sell a number of products used in purification and quality control applications to contract manufacturers and biopharmaceutical companies. These products include: OPUS pre-packed, disposable chromatography columns, proprietary Protein A chromatography media and quality test kits. Our pre-packed chromatography columns are sold in a variety of sizes with the customer’s choice of media. This product line’s smaller sizes consist of proprietary technology that we acquired from BioFlash Partners, LLC (“BioFlash”) in

January 2010 while the larger sizes encompass products and technology that we developed as a result of our internal research and development efforts. The OPUS brand stands for “Open Platform, User Specified.” OPUS columns have the potential to improve manufacturing efficiencies and lower costs by reducing labor and time spent on column packing, validation, set-up and cleaning. In addition, because OPUS columns are “plug-and-play” we believe they offer customers significantly greater manufacturing efficiency and flexibility when used with other flexible, disposable technologies. In early 2012, we introduced new, process-scale OPUS chromatography columns with diameters of 20cm and 30cm. These new products are well suited for the production of a broad range of clinical trial material and niche commercial products such as orphan biologics.

Our proprietary Protein A chromatography media is used by contract manufacturers and biopharmaceutical companies in a variety of applications, including in the purification of some currently marketed biotherapeutics. Customers use our Protein A and Growth Factor ELISA test kits to ensure that there are minimal levels of residual Protein A and growth factor, respectively, in the final bulk drug product.

Research and Development

Historically, our research activities have been focused on both the development of proprietary therapeutic drug candidates and the development of new and improved bioprocessing products. As part of our strategic decision in 2012 to focus the Company’s efforts on our core bioprocessing business, we reduced our research efforts on our clinical development programs and increased our efforts to find collaboration partners to finish their development and, if successful, commercialize these therapeutic drug candidates. We intend to focus the majority of our future research and development efforts on developing new bioprocessing products. Specifically, we plan to focus these efforts on our growth factor and chromatography product offerings because we believe those markets may offer a higher rate of growth than the bulk Protein A market. As a result, we expect research and development expenses to decrease slightly in 2014 as compared to 2013.

HDAC Agreement with BioMarin

On January 21, 2014, we out-licensed our HDACi portfolio, which includes the Friedreich’s ataxia program, to BioMarin Pharmaceuticals Inc. Friedreich’s ataxia is an inherited disease that causes progressive damage to the nervous system resulting in symptoms ranging from impaired walking and speech problems to heart disease. Under the terms of the agreement, Repligen received an upfront payment of $2 million in January 2014 from BioMarin and we have the potential to receive up to $160 million in future milestone payments for the development, regulatory approval and commercial sale of portfolio compounds included in the agreement. In addition, Repligen is eligible to receive royalties on sales of qualified products developed.

SMA Agreement with Pfizer

On December 28, 2012, we entered into an exclusive worldwide licensing agreement (the “License Agreement”) with Pfizer to advance the SMA program, which is led by RG3039 and also includes backup compounds and enabling technologies. Under the terms of the License Agreement, we received $5 million from Pfizer as an upfront payment on January 22, 2013 and a $1 million milestone payment on September 4, 2013. We are entitled to receive up to $64 million in potential future milestone payments, a portion of which may be owed to third parties. These potential payments are approximately equally divided between milestones related to clinical development and initial commercial sales in specific geographies. In addition, we are entitled to receive royalties on any future sales of RG3039 or any SMA compounds developed under the License Agreement. The License Agreement also provides for tiered and increasing royalty rates which begin in the high single-digits for RG-3039 or lesser amounts for any backup compounds developed under the License Agreement. Our receipt of these royalties is subject to an obligation under an existing in-license agreement and other customary offsets and deductions. Royalties are payable, on a country-by-country basis, for a duration based upon the later of (a) expiration of the licensed patent(s) or (b) a predetermined time after the first commercial sale of the first such product in such country.

Pursuant to this License Agreement, Pfizer has assumed full responsibility for the SMA program moving forward, including the conduct of the clinical trials necessary for any product approvals. Pfizer may terminate the license agreement at any time for convenience.

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

In December 2005, the FDA approved Bristol’s application to market CTLA4-Ig, under the brand name Orencia®, for treatment of rheumatoid arthritis. In January 2006, Repligen and the University of Michigan jointly filed a lawsuit against Bristol in the United States District Court for the Eastern District of Texas for infringement of the ‘941 Patent. In April 2008, Repligen and the University of Michigan entered into a settlement agreement with Bristol pursuant to which, Bristol made an initial payment of $5 million to us and agreed to pay us royalties on the U.S. net sales of Orencia® for any clinical indication at a rate of 1.8% for the first $500 million of annual sales, 2.0% for the next $500 million and 4.0% of annual sales in excess of $1 billion for each year from January 1, 2008 until December 31, 2013. These royalty payments have ceased.

The ‘941 Patent is owned by the University of Michigan and exclusively licensed to Repligen. In consideration of this exclusive license, Repligen agreed to pay the University of Michigan 15% of all royalty income received from Bristol, after deducting legal expenses. There are no annual or other fees associated with this agreement. As of December 31, 2013, we have paid approximately $10,065,000 to the University of Michigan under this agreement.

Sales and Marketing

We sell our bioprocessing products through our direct sales force, to partners such as GE Healthcare, EMD Millipore, Sigma Aldrich and to distributors in certain foreign markets.

Segment and Geographic Areas

We have one reportable segment. Segment and geographical information is contained in Note 2, the notes to our consolidated financial statements.

Significant Customers and Geographic Reporting

Customers for our bioprocessing products include major life science companies, contract manufacturing organizations, biopharmaceutical companies, diagnostics companies and laboratory researchers. For the fiscal years ended December 31, 2013 and 2012, the nine-month fiscal year ended December 31, 2011 and the nine-month period ended December 31, 2010, total revenues from sales to customers in the United States were approximately 51%, 46%, 48%, and 48%, respectively, of total revenues. During the same periods, total revenues generated through sales to customers in Sweden were 35%, 42%, 44% and 45%, respectively, of total revenues. During the same periods, total revenues generated through sales to customers in the United Kingdom were 12%, 9%, 3% and 4%, respectively, of total revenues. For the fiscal years ended December 31, 2013 and 2012, the nine-month fiscal year ended December 31, 2011 and the nine-month period ended December 31, 2010, royalty revenue from Bristol represented 27%, 24%, 37% and 37% of total revenues, respectively. Our largest bioprocessing customer accounted for 35%, 42%, 44% and 45% of total revenues in the fiscal years ended December 31, 2013 and 2012, the nine-month fiscal year ended December 31, 2011 and the nine-month period ended December 31, 2010, respectively.

Employees

As of February 17, 2014, we had 116 employees. Of those employees, 94 were engaged in research, development and manufacturing and 22 were in administrative and marketing functions. Each of our employees has signed a confidentiality agreement. None of our U.S. employees are covered by collective bargaining agreements. We have two collective bargaining agreements that cover our 58 employees in Sweden, comprising approximately 50% of our total workforce. The current collective bargaining agreements expire on March 1, 2016. The Company considers its employee relations to be satisfactory.

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

Other forms of market protection, including trade secrets and know-how, are also considered important elements of our proprietary strategy. Our policy is to require each of our employees, consultants, business partners and major customers to execute confidentiality agreements upon the commencement of an employment, consulting, business relationship, or product related audit with us. These agreements provide that all confidential information developed or made known to the other party during the course of the relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual in the course of rendering services to Repligen shall be our exclusive property.

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

CTLA4-Ig

The ‘941 patent, covering the use of CTLA4-Ig to treat specific autoimmune disorders including rheumatoid arthritis and multiple sclerosis was issued in February 2004. The patent is assigned to the University of Michigan and the U.S. Navy and is exclusively licensed to Repligen. In April 2008, Repligen granted Bristol an exclusive sublicense to this patent, pursuant to which Bristol paid us royalties on its U.S. net sales of its rheumatoid arthritis drug, Orencia® through December 31, 2013. These royalty payments have ceased.

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

Histone Deacetylase Inhibitors

Repligen has entered into an exclusive license agreement with The Scripps Research Institute for worldwide rights to a patent application claiming compounds and methods for treating Friedreich’s ataxia with inhibitors of histone deacetylase. We have extended this original work and filed additional patent applications which claim both methods and compositions for treating Friedreich’s ataxia. We licensed all of our intellectual property related to HDAC to BioMarin and BioMarin has assumed responsibility for maintaining existing intellectual property and prosecuting new intellectual property relating to this program.

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

Manufacturing

We manufacture seven forms of commercial scale Protein A including “native” Protein A for life sciences companies including GE Healthcare and EMD Millipore under long-term supply agreements which expire between 2016 and 2021. Native Protein A is manufactured in Sweden, while the recombinant forms are manufactured in both Waltham and Sweden. We currently manufacture our growth factor products in Sweden and assemble and pack our OPUS chromatography columns in Waltham.

We generally purchase raw materials from more than one commercially established company and believe that the necessary raw materials are currently commercially available in sufficient quantities necessary to meet market demand. We utilize our own facilities in Waltham and Sweden as well as third party contract manufacturing organizations to carry out certain fermentation and recovery operations, while the purification, immobilization, packaging and quality control testing of our bioprocessing products are conducted at our facilities. Our U.S. facility, located in Waltham, Massachusetts and our Sweden facility, located in Lund, are both ISO 9001 certified and maintain formal quality systems to maintain process control, traceability, and product conformance. Our Sweden facility, located in Lund, is also cGMP certified. We practice continuous improvement initiatives based on routine internal audits as well as external feedback and audits performed by our partners and customers. In addition, we maintain a business continuity management system which focuses on key areas such as contingency planning, security stocks and off-site storage of raw materials and finished goods to ensure continuous supply of our products.

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

In connection with the Company’s decision to focus our efforts on the growth of our core bioprocessing business, we will continue to seek development and commercialization partnerships for our remaining portfolio of therapeutic and diagnostic assets. Our future financial performance will depend, in part, on our ability to successfully negotiate and consummate these partnerships. We may not be able to accomplish these tasks, and our failure to accomplish any of them could prevent us from monetizing our clinical stage assets. There is also no guarantee that we will successfully expand our bioprocessing business as a result of this change in strategic focus and the Company’s financial performance will likely suffer if we are unable to do so.

If intangible assets that we recorded in connection with the Novozymes Acquisition become impaired, we could have to take significant charges against earnings.

In connection with the accounting for the Novozymes Acquisition, we recorded a significant amount of intangible assets, including developed technology and customer relationships relating to the growth factor products. Under U.S. GAAP, we must assess, at least annually and potentially more frequently, whether the value of intangible assets has been impaired. Intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

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

In addition to the Novozymes Acquisition and as a part of our growth strategy, we may make selected acquisitions of complementary products and/or businesses. Any acquisition involves numerous risks and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, or results of operations:

•	difficulties in integrating new operations, technologies, products, and personnel;

•	lack of synergies or the inability to realize expected synergies and cost-savings;

•	difficulties in managing geographically dispersed operations;

•	underperformance of any acquired technology, product, or business relative to our expectations and the price we paid;

•	negative near-term impacts on financial results after an acquisition, including acquisition-related earnings charges;

•	the potential loss of key employees, customers, and strategic partners of acquired companies;

•	claims by terminated employees and shareholders of acquired companies or other third parties related to the transaction;

•	the assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;

•	the issuance of equity securities to finance or as consideration for any acquisitions would dilute the ownership of our stockholders;

•

the issuance of equity securities to finance or as consideration for any acquisitions may not be an option of if the price of our common stock is low or volatile which could preclude us from completing any such acquisitions;

•

any collaboration, strategic alliance and licensing arrangement may require us to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us;

•	diversion of management’s attention and company resources from existing operations of the business;

•	inconsistencies in standards, controls, procedures, and policies;

•	the impairment of intangible assets as a result of technological advancements, or worse-than-expected performance of acquired companies; and

•	assumption of, or exposure to, historical liabilities of the acquired business, including unknown contingent or similar liabilities that are difficult to identify or accurately quantify.

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

Our royalty agreement with Bristol-Myers Squibb on sales of Orencia expired on December 31, 2013.

Our royalty agreement with Bristol provided for us to receive payments from Bristol based on their net sales of their Orencia® product in the United States through December 31, 2013. As a result, we no longer receive royalty payments under this agreement as of December 31, 2013. If we are unable to replace these royalty payments with an alternative source of revenue and related income, our operating results will decline and, as a result, we may experience a decline in the price of our common stock.

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

If we are unable to obtain or maintain our intellectual property, we may not be able to succeed commercially.

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

In connection with the Company’s decision to focus its efforts on the growth of its core bioprocessing business, we will seek development and commercialization partnerships for our remaining portfolio of clinical stage assets. Any disputes with such partners, such as Pfizer or BioMarin, that lead to litigation or similar proceedings may result in us incurring legal expenses, as well as facing potential legal liability. Such disputes, litigation or other proceedings are also time consuming and may cause delays in our development and commercialization efforts. If we fail to resolve these disputes quickly and with terms that are no less favorable to us than the current terms of the arrangements, our business, results of operations, financial condition, cash flow and future prospects may be harmed.

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

Our future revenues pursuant to our license agreement with Pfizer regarding the SMA program depends significantly on Pfizer’s development and commercialization activities, over which we have no control. If Pfizer is unable or determines not to further develop or commercialize the SMA program, or experiences significant delays in doing so, we may see a delay in receiving any potential milestone or royalty payments or fail to receive any additional financial benefits from the program.

We entered into a license agreement with Pfizer on December 28, 2012, related to the SMA program, which is led by RG3039 and also includes backup compounds and enabling technologies. We are dependent on Pfizer for the future success of this development program. We have no control over the conduct and timing of development efforts with respect to the SMA program. Although we have had discussions with Pfizer regarding their current plans and intentions for the development of the SMA program, they may revise their plan in their sole discretion. Pfizer’s failure to devote sufficient financial and other resources to the development plan may result in the delayed or unsuccessful development of the program, which could lead to the non-payment or delay in payment of milestones under the license agreement and may preclude or delay commercialization of any product under the SMA program and any royalties we could receive on future commercial sales. Because the license we granted to Pfizer is exclusive, our future financial results may be harmed if Pfizer does not commercialize the SMA program successfully or on a timely basis or if Pfizer elects to terminate the license agreement prior to the achievement of any milestones or the payment of any royalties to us.

Our future revenues pursuant to our asset purchase agreement with BioMarin regarding the HDAC program depends significantly on BioMarin’s development and commercialization activities, over which we have no control. If BioMarin is unable or determines not to further develop or commercialize the HDAC program, or experiences significant delays in doing so, we may see a delay in receiving any potential milestone or royalty payments or fail to receive any additional financial benefits from the program.

We entered into an asset purchase agreement with BioMarin on January 21, 2014, related to the histone deacetylase inhibitor (“HDACi”) portfolio, which includes the Friedreich’s ataxia program. We are dependent on BioMarin for the future success of this development program. We have no control over the conduct and timing of development efforts with respect to the HDAC program. Although we have had discussions with BioMarin regarding their current plans and intentions for the development of the HDAC program, they may revise their plan in their sole discretion. BioMarin’s failure to devote sufficient financial and other resources to the development plan may result in the delayed or unsuccessful development of the program, which could lead to the non-payment or delay in payment of milestones under the asset purchase agreement and may preclude or delay commercialization of any product under the HDAC program and any royalties we could receive on future commercial sales. Our future financial results may be harmed if BioMarin does not commercialize the HDAC program successfully or on a timely basis prior to the achievement of any milestones or the payment of any royalties to us.

Healthcare reform measures could adversely affect our business.

The efforts of governmental and third-party payors to contain or reduce the costs of health care may adversely affect the business and financial condition of pharmaceutical and biotechnology companies, including us. Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. The U.S. Congress passed the America Affordable Health Choices Act of 2009 and the Patient Protection and Affordable Care Act and is considering a number of proposals that are intended to reduce or limit the growth of health care costs and which could significantly transform the market for pharmaceuticals products. We expect further federal and state proposals and health care reforms to continue to be proposed by legislators, which could limit the prices that can be charged for the products we develop and may limit our commercial opportunity. In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act (the “MMA”) changed the way Medicare covers and pays for pharmaceutical products. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. The continuing efforts of government and other third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunities. In addition, the pendency or approval of such proposals could result in a decrease in the price of Repligen’s common stock or limit our ability to raise capital or to enter into collaborations or license rights to our products.

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

In connection with the Company’s decision to focus its efforts on the growth of its core bioprocessing business, the Company has terminated its therapeutic product development activities. The core bioprocessing business on which the Company now focuses will provide growth opportunities that are different than those of a research and development oriented biotechnology company. As a result, the price of the Company’s common stock may behave differently than it has historically and, during the shift in our business, may behave in a manner not expected by securities analysts and investors. If the Company’s future business focused on bioprocessing generates results that fall below the revised expectations of securities analysts and investors, the trading price of the Company’s common stock could decline.

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

The Company conducts a large portion of its business in international markets. For the fiscal year ended December 31, 2013, 32% of the Company’s revenue and 37% of its costs and expenses were denominated in foreign currencies, primarily the Swedish Kroner. The Company is exposed to the risk of an increase or decrease in the value of the foreign currencies relative to the U.S. Dollar, which would increase the value of our expenses and decrease the value of our revenue when measured in U.S. Dollars. As a result, our results of operation may be influenced by the effects of future exchange rate fluctuations and such effects may have an adverse impact on our common stock price.

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

During the fiscal year ended December 31, 2013, we incurred total rental costs for all facilities of approximately $2,437,000.

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

	Year Ended December 31, 2013
	High	Low
First Quarter	$7.31	$5.73
Second Quarter	$9.65	$6.65
Third Quarter	$11.44	$8.25
Fourth Quarter	$14.05	$9.89

	Year Ended December 31, 2012
	High	Low
First Quarter	$6.00	$3.40
Second Quarter	$7.29	$3.72
Third Quarter	$6.36	$3.78
Fourth Quarter	$6.80	$4.90

Stockholders and Dividends

As of February 14, 2014, there were approximately 559 stockholders of record of our common stock. We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations. Any future determination as to the payment of dividends will be at the sole discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors our Board of Directors deems relevant.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Issuer Purchases of Equity Securities

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We did not repurchase any shares of common stock during the year ended December 31, 2013. In prior years, we repurchased a total of 592,827 shares, leaving 657,173 shares remaining under this authorization.

The graph below matches Repligen Corporation’s cumulative 69-month total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the NASDAQ Pharmaceutical index, and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from March 31, 2008 to December 31, 2013.

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

The following selected consolidated financial data are derived from the audited financial statements of Repligen, except for the consolidated financial data at December 31, 2010 and for the nine months then ended which are derived from unaudited financial statements. The selected financial data set forth below should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, our Transition Report on Form 10-K for the nine months ended December 31, 2011 and our Annual Reports on Form 10-K for the fiscal years ended March 31, 2011, and 2010.

	Years Ended December 31,		Nine Months Ended December 31,		Years Ended March 31,
	2013	2012 (1)	2011	2010	2011	2010
	(In thousands except per share amounts)
Revenue:
Product revenue	$47,482	$41,834	$13,215	$11,811	$14,961	$10,305
Royalty and other revenue	20,687	20,433	10,235	9,574	12,330	10,666

Total revenue	68,169	62,267	23,450	21,385	27,291	20,971
Operating expenses:
Cost of product revenue	22,481	24,957	5,157	4,187	5,580	4,159
Cost of royalty and other revenue	2,682	2,213	1,315	1,161	1,537	1,347
Research and development	7,341	10,490	9,462	8,745	12,529	14,160
Selling, general and administrative	12,701	13,227	9,050	5,580	8,019	7,072
Contingent consideration – fair value adjustments	91	611	—	—	—	—
Gain on bargain purchase	—	(314)	(427)	—	—	—

Total operating expenses	45,296	51,184	24,557	19,673	27,665	26,738

Income (loss) from operations	22,873	11,083	(1,107)	1,712	(374)	(5,767)
Investment income	301	219	161	287	357	870
Interest expense	(50)	(57)	(28)	(12)	(26)	(2)
Other income (expense)	(110)	26	(623)	—	—	—

Income (loss) before income taxes	23,014	11,271	(1,597)	1,987	(43)	(4,899)
Income tax (benefit) provision	6,921	(2,885)	16	—	—	(835)

Net income (loss)	$16,093	$14,156	$(1,613)	$1,987	$(43)	$(4,064)

Earnings (loss) per share:
Basic	$0.51	$0.46	$(0.05)	$0.06	$(0.00)	$(0.13)

Diluted	$0.50	$0.45	$(0.05)	$0.06	$(0.00)	$(0.13)

Weighted average shares outstanding:
Basic	31,667	30,914	30,774	30,778	30,782	30,752

Diluted	32,407	31,253	30,774	30,949	30,782	30,752

	As of December 31,				As of March 31,
	2013	2012	2011	2010	2011	2010
	(In thousands)
Balance Sheet Data:
Cash and marketable securities (2)	$73,842	$49,970	$36,025	$60,285	$61,503	$59,146
Working capital	75,049	55,457	39,431	55,563	51,221	55,024
Total assets	118,645	97,010	76,057	73,099	72,294	71,420
Long-term obligations	3,458	2,133	2,606	617	584	642
Accumulated deficit	(89,057)	(105,151)	(119,307)	(115,934)	(117,965)	(117,921)
Stockholders’ equity	103,886	84,125	65,987	68,882	67,087	66,120

(1)	Includes the full year impact of the Novozymes Acquisition on December 20, 2011.
(2)	Excludes restricted cash of $200 related to our headquarters’ lease arrangement for all years presented.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Annual Report on Form 10-K do not constitute guarantees of future performance. Investors are cautioned that statements in this Annual Report on Form 10-K that are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, litigation strategy, product candidate research and development, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials, and product and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, the risks identified under the caption “Risk Factors” and other risks detailed in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking information contained in this Annual Report on Form 10-K, except as required by law.

Overview

We are a life sciences company that develops, manufactures and markets high-value, consumable bioprocessing products for life sciences companies and biopharmaceutical manufacturing companies worldwide. We are a world-leading manufacturer of both native and recombinant forms of Protein A, critical reagents used in biomanufacturing to separate and purify monoclonal antibodies, a type of biologic drug. We also supply several growth factor products used to increase cell culture productivity during the biomanufacturing process. In the expanding area of flexible biomanufacturing technologies, we have developed and currently market a series of OPUS (Open-Platform, User-Specified) chromatography columns for use in clinical-scale manufacturing. These pre-packed, “plug-and-play” columns are uniquely customizable to our customers’ media and size requirements. We generally manufacture and sell Protein A and growth factors to life sciences companies under long-term supply agreements and sell our chromatography columns, as well as media and quality test kits, directly to biopharmaceutical companies or contract manufacturing organizations. We refer to these activities as our bioprocessing business.

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

We have out-licensed certain intellectual property to Bristol-Myers Squibb Company, or Bristol, from which we receive royalties on Bristol’s net sales in the United States through 2013 of their product Orencia®. On April 7, 2008, we entered into a settlement agreement with Bristol in connection with a patent infringement lawsuit we filed against Bristol. Under the terms of the agreement, Bristol was obligated to pay us royalties on its U.S. net sales of Orencia® for any clinical indication at a rate of 1.8% for the first $500,000,000 of annual sales, 2.0% for the next $500,000,000 of annual sales and 4% of annual sales in excess of $1 billion. Under the terms of the agreement, we will not receive any future royalties on Bristol’s sales of Orencia® made after December 31, 2013. We expect that the loss of these royalty payments will materially and adversely affect our revenue and operating results.

Historically, Repligen also conducted activities aimed at developing proprietary therapeutic drug candidates, often with a potential of entering into a collaboration with a larger commercial stage pharmaceutical or biotechnology company in respect of these programs. As part of our strategic decision in 2012 to focus our efforts on our core bioprocessing business, we reduced our efforts on our clinical development programs and increased our efforts to find collaboration partners to pursue the development and, if successful, the commercialization of these drug programs. The current status of our therapeutic drug development portfolio is:

•

On December 28, 2012, we out-licensed our spinal muscular atrophy program, or SMA program, led by RG3039, a small molecule drug candidate in clinical development for SMA, to Pfizer Inc., or Pfizer. Pursuant to the license agreement, Pfizer will assume the majority of the costs associated with completing the required clinical trials for this program as well as obtaining U.S. Food and Drug Administration (“FDA”) approval of the respective new drug application (“NDA”). Under the license agreement, we are obligated to conduct additional activities in support of this program, which include completing the second cohort of the initial Phase I trial for RG3039 and supporting the transition of the program to Pfizer. We completed this second cohort during the quarter ended March 31, 2013 and substantially all of our remaining clinical obligations during the quarter ended June 30, 2013. As of September 30, 2013, we had completed all of our obligations under the license agreement.

•

On January 21, 2014, we out-licensed our histone deacetylase inhibitor (“HDACi”) portfolio, which includes the Friedreich’s ataxia program, to BioMarin Pharmaceuticals Inc., or BioMarin. Under the terms of the agreement, Repligen received an upfront payment of $2 million in January 2014 from BioMarin and we have the potential to receive up to $160 million in future milestone payments for the development, regulatory approval and commercial sale of portfolio compounds included in the agreement. In addition, Repligen is eligible to receive royalties on sales of qualified products developed.

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

Orencia Royalty

In April 2008, we settled our outstanding litigation with Bristol and began recognizing royalty revenue from that settlement in fiscal year 2009 for Bristol’s net sales in the United States of Orencia®, which is used in the treatment of rheumatoid arthritis. Pursuant to the settlement with Bristol, we recognized royalty revenue of $17,881,000 and $14,753,000 for the fiscal years ended December 31, 2013 and 2012, respectively, and $8,769,000 for the nine-month fiscal year ended December 31, 2011. Revenue earned from Bristol royalties was recorded in the periods when it was earned based on royalty reports sent by Bristol to us. We have no continuing obligations to Bristol as a result of this settlement. Our royalty agreement with Bristol provides that we will receive such royalty payments on sales of Orencia® by Bristol through December 31, 2013. These royalty payments have ceased.

Pfizer License Agreement

In December 2012, we entered into an exclusive worldwide licensing agreement (the “License Agreement”) with Pfizer to advance the SMA program, which is led by RG3039 and also includes backup compounds and enabling technologies. Pursuant to the terms of the License Agreement, we received $5 million from Pfizer as an upfront payment on January 22, 2013 and a $1 million milestone payment on September 4, 2013. We are entitled to receive up to $64 million in potential future payments, a portion of which may be owed to third parties. These potential payments are approximately equally divided between milestones related to clinical development and initial commercial sales in specific geographies. In addition, we are entitled to receive royalties on any future sales of RG3039 or any SMA compounds developed under the License Agreement. The royalty rates are tiered and begin in the high single-digits for RG-3039 or lesser amounts for any backup compounds developed under the License Agreement. Our receipt of these royalties is subject to an obligation under an existing in-license agreement and other customary offsets and deductions. There are no refund provisions in this agreement.

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

We recognized the revenues related to the transfer of Clinical Trial Material in 2013, upon transfer of title and risk of loss to Pfizer. We also recognized revenues related to the Transition Services and the completion of the second cohort in 2013.

Future milestone payments, if any, under the License Agreement will be recognized under the provisions of ASC 605-28, which was adopted by Repligen on January 1, 2011. ASC 605-28 allows an entity to make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is considered substantive if:

•	It can only be achieved based in whole or in part on either (1) the Company’s performance or (2) on the occurrence of a specific outcome resulting from the Company’s performance;

•	There is substantive uncertainty at the date an arrangement is entered into that the event will be achieved; and

•	It would result in additional payments being due to the entity.

In addition to the $5 million up-front and the $1 million milestone payments already received, we are also eligible to receive $64 million in potential milestone payments from Pfizer comprised of:

•	Up to $29 million related to the achievement of specified clinical milestone events; and

•	Up to $35 million related to the achievement of specified commercial sales events, specifically the first commercial sale in specific territories.

We believe that the $29 million of remaining specified clinical milestone payments are substantive.

Any milestones earned upon specified commercial sales events or future royalty payments, under the License Agreement will be recognized as revenue when they are earned.

Research and Development Agreements

For the fiscal year ended December 31, 2013, we recognized $1,589,000 of revenue from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, the Muscular Dystrophy Association, GoFar and the European Friedrich’s Ataxia Consortium for Translational Studies. In the fiscal year ended December 31, 2012, we recognized $803,000 of revenue from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, the European Friedrich’s Ataxia Consortium for Translational Studies, GoFar, and the Friedreich’s Ataxia Research Alliance. For the nine-month fiscal year ended December 31, 2011, we recognized approximately $1,466,000 of revenue from sponsored research and development projects under agreements with the Muscular Dystrophy Association, the National Institutes of Health / Scripps Research Institute, the European Friedrich’s Ataxia Consortium for Translational Studies, Go Friedreich’s Ataxia Research (“GoFar”), and the Friedreich’s Ataxia Research Alliance.

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

Goodwill

We test goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. Our annual impairment test date is the last day of our fiscal fourth quarter, December 31, 2013.

Accrued liabilities

We estimate accrued liabilities by identifying services performed on our behalf, estimating the level of service performed and determining the associated cost incurred for such service as of each balance sheet date. For example, we would accrue for professional and consulting fees incurred with law firms, audit and accounting service providers and other third party consultants. These expenses are determined by either requesting those service providers to estimate unbilled services at each reporting date for services incurred or tracking costs incurred by service providers under fixed fee arrangements.

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

For the fiscal years ended December 31, 2013 and 2012, we recorded stock-based compensation expense of approximately $1,060,000 and $1,024,000, respectively. For the nine-month fiscal year ended December 31, 2011 and the nine-month period ended December 31, 2010, we recorded stock-based compensation expense of approximately $730,000 and $748,000, respectively, for stock options granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”).

As of December 31, 2013, there was $1,908,109 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.19 years. We expect 687,293 unvested options to vest over the next five years.

Income Taxes

Prior to the end of 2012, our U.S. net operating losses (“NOL’s”) and the majority of our other deferred tax assets were fully offset by a valuation allowance primarily because we were in a cumulative loss position and did not have sufficient history of income to conclude that it was more likely than not that we would be able to realize the tax benefits of those deferred tax assets. As of December 31, 2012 we had incurred three-year cumulative pre-tax income and concluded that it was more likely than not that we would generate sufficient taxable income in 2013 based on our 2013 projections to realize the tax benefit of a portion of our deferred tax assets. As such, we reversed $3,021,000 of the deferred tax asset valuation allowance in the U.S in the fourth quarter of 2012. The amount was recorded as a benefit for income taxes in the consolidated statement of operations. During the year ended December 31, 2013, the Company utilized $8.9 million of Net Operating Losses. As a result of the fact that we no longer receive royalty payments on Bristol’s sales of Orencia, as of December 31, 2013, we concluded that realization of deferred tax assets beyond December 31, 2013 is not more likely than not, and as such, as of December 31, 2013 we maintain a valuation allowance against the majority of our remaining deferred tax assets.

RESULTS OF OPERATIONS

On December 15, 2011, we changed our fiscal year end from March 31 to December 31. As a result of this change, we filed a Transition Report on Form 10-K covering the nine-month transition period ending December 31, 2011. “Fiscal 2013” refers to the twelve month period from January 1, 2013 through December 31, 2013. “Fiscal 2012” refers to the twelve month period from January 1, 2012 through December 31, 2012. “Fiscal 2011” refers to the nine-month transition period from April 1, 2011 through December 31, 2011.

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related footnotes thereto.

Revenues

Total revenues for fiscal years 2013, 2012, and 2011 were comprised of the following:

	Years ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in thousands, except percentages)
Bioprocessing product revenue	$47,482	$41,834	$13,215	14%	217%
Royalty and other revenue	20,687	20,433	10,235	1%	100%

Total revenue	$68,169	$62,267	$23,450	9%	166%

The majority of our bioprocessing products are sold to customers who incorporate our products into their proprietary antibody purification processes for monoclonal antibodies. These customers then sell their products directly to the pharmaceutical industry. Sales of our bioprocessing products can therefore be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

For fiscal 2013, bioprocessing product sales increased by $5,648,000 or 14% as compared to fiscal 2012 due largely to increased volume in our growth factor, affinity ligand and OPUS products offset by slightly lower pricing in some of our more mature products.

For fiscal 2012, bioprocessing product sales increased by $28,619,000 or 217% as compared to fiscal 2011 driven predominantly by the acquisition of the Novozymes business which contributed $23,425,000 in revenue, the longer fiscal period in fiscal 2012 and increased demand from certain key customers. We sell our various bioprocessing products at different price points. The mix of products sold varies and impacts the fluctuations in total product revenue and cost of product revenues from period to period.

Pursuant to the settlement with Bristol, we recognized royalty revenue of $17,881,000 for fiscal 2013, as well as $14,753,000 and $8,769,000 for fiscal 2012 and 2011, respectively. The increase from 2012 to 2013 was due to Bristol’s increased U.S. sales of Orencia. The increase from 2011 to 2012 was primarily due a shorter nine-month period in 2011 as compared to a full year in 2012 as well as Bristol’s increased U.S. sales of Orencia. As this royalty arrangement with Bristol expired on December 31, 2013, we will not recognize any further royalty revenue from Bristol.

We recognized $1,217,000 and $4,876,000 of revenue for fiscal 2013 and 2012, respectively, from the out-license of our Spinal Muscular Atrophy program to Pfizer on December 28, 2012. In fiscal 2013, we also recognized $1,589,000 of revenue from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, the Muscular Dystrophy Association, GoFar and the European Friedrich’s Ataxia Consortium for Translational Studies. In fiscal 2012, we also recognized $803,000 of revenue from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, the European Friedrich’s Ataxia Consortium for Translational Studies, GoFar, and the Friedreich’s Ataxia Research Alliance. For fiscal 2011, we recognized approximately $1,466,000 of revenue from sponsored research and development projects under agreements with the Muscular Dystrophy Association, the National Institutes of Health / Scripps Research Institute, the European Friedrich’s Ataxia Consortium for Translational Studies, GoFar, and the Friedreich’s Ataxia Research Alliance. Going forward we do not expect to recognize any research and license revenue unless we are successful in out-licensing or receiving incremental funding for our therapeutic development programs.

Costs and operating expenses

Total costs and operating expenses for fiscal years 2013, 2012, and 2011 were comprised of the following:

	Years ended December 31,			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in thousands, except percentages)
Cost of product revenue	$22,481	$24,957	$5,157	(10)%	384%
Cost of royalty and other revenue	2,682	2,213	1,315	21%	68%
Research and development	7,341	10,490	9,462	(30)%	11%
Selling, general and administrative	12,701	13,227	9,050	(4)%	46%
Contingent consideration – fair value adjustments	91	611	—	(85)%	100%
Gain on bargain purchase	—	(314)	(427)	100%	26%

Total costs and operating expenses	$45,296	$51,184	$24,557	(12)%	108%

For fiscal 2013, cost of product revenue decreased $2,476,000 or 10% as compared to fiscal 2012. This decrease is primarily due to increased manufacturing efficiencies and favorable product mix, particularly in our Sweden facility.

For fiscal 2012, cost of product revenue increased $19,800,000 or 384% as compared to fiscal 2011. This increase is primarily due to a 217% increase in bioprocessing product sales driven by the Novozymes acquisition and overall higher production costs at our newly acquired Sweden facility. Additionally, fiscal 2011 is a nine-month period compared to a full year for fiscal 2012.

Gross margins were 53%, 40%, and 61% for fiscal 2013, 2012, and 2011, respectively. During the current year, the Company recognized the benefits of an extensive cost reduction initiative in both the Sweden and Waltham facilities that began in fiscal 2012. The lower gross margin in 2012 was primarily the result of operating the Novozymes manufacturing facility in its first year post-acquisition and related integration costs. We anticipate that gross margins in the year ending December 31, 2014 will remain relatively consistent with gross margins in fiscal 2013.

Pursuant to the settlement with Bristol, we must remit 15% of royalty revenue received through the expiration of the agreement in December 2013 to the University of Michigan. For the fiscal years 2013, 2012, and 2011, cost of royalty revenue was $2,682,000, $2,213,000, and $1,315,000, respectively. These increases are directly related to the increases in Bristol royalty revenues noted above. As this royalty arrangement with Bristol expired on December 31, 2013, we do not expect to incur any further cost of royalty revenue to the University of Michigan.

Research and development costs represent bioprocessing product and therapeutic drug development costs and primarily include costs of internal personnel, supplies, external pharmacology and toxicology research, clinical trials and the costs associated with the manufacturing and testing of clinical materials. In August, 2012, we announced a strategic focus on our Bioprocessing business and a simultaneous effort to find partners, out-licensing opportunities or other funding arrangements with external parties to reduce or eliminate the net expenditures on research and development activities for our therapeutic programs. In January 2013, we announced that we entered into an outlicensing agreement with Pfizer, Inc. for our Spinal Muscular Atrophy program, under an arrangement that would provide $5.0 million up front and up to $65.0 million in future milestones, plus royalties. In January 2014, we announced that we entered into an outlicensing agreement with BioMarin Pharmaceutical Inc. for our Friedreich’s ataxia portfolio, under an arrangement that would provide $2.0 million up front and up to $160.0 million in future milestones, plus royalties.

In June 2012, we received a complete response letter from the NDA on our NDA for SecreFlo for pancreatic imaging indicating that additional clinical data would be required to support potential approval in the United States. We simultaneously withdrew our MAA for SecreFlo from consideration by the EMA. We believe that SecreFlo, if approved, would provide a safe and effective means to non-invasively image the pancreas with MRI and will meet an important unmet medical need for patients with pancreatitis. However, given the shift in strategic focus towards Bioprocessing product sales, we do not anticipate incurring material expenditures under this program unless we are able to out-license or fund the development of this program through partners.

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

These risks and uncertainties generally prevent us from estimating with any certainty the specific timing and future costs of our research and development programs, although historical trends within the industry suggest that gross expenses tend to increase in later stages of development. Arrangements with commercial vendors and academic researchers accounted for 22%, 30%, and 47% of our research and development expenses for fiscal 2013, 2012, and 2011, respectively. The outsourcing of such services provides us flexibility to discontinue or increase spending depending on the success of our research and development programs.

For fiscal 2013, research and development expenses decreased by $3,149,000 or 30% as compared to fiscal 2012. This decrease is directly related to our decision in 2012 to cease therapeutic drug development activities. We expect our research and development expenses in the year ending December 31, 2014, which relate primarily to bioprocessing product development, to decrease slightly.

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

For fiscal 2013, SG&A costs decreased by $526,000 or 4% as compared to fiscal 2012. This decrease is primarily due to the termination of our Secretin commercialization efforts from the prior year and lower acquisition-related deal and closing costs associated with the Novozymes Acquisition. We expect SG&A expenses to increase in the year ending December 31, 2014 as we look to expand our customer-facing activities to drive sales of our bioprocessing products.

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

Investment income

Investment income includes income earned on invested cash balances. Investment income for fiscal 2013, 2012, and 2011 was $301,000, $219,000, and $161,000, respectively. The increase of $82,000 or 37% for fiscal 2013 compared to fiscal 2012 was due to slightly higher interest rates and a higher invested amount as we transferred $10,000,000 from our operating account to our investments in 2013. The increase of $58,000 or 36% for fiscal 2012 compared to fiscal 2011 was due to slightly higher interest rates after an unusually low fiscal 2011 and a longer period in fiscal 2012. We expect interest income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Provision for income taxes

The provision for income taxes for the year ended December 31, 2013 totaled $6,921,000. Our current tax provision of $4,124,000 primarily relates to a foreign tax provision of $2,426,000 and state taxes of $1,373,000, as well as $800,000 related to an uncertain tax position for historic research and development credits that may not be upheld under an ongoing audit. Our deferred tax provision relates primarily to the utilization of net operating loss carryforwards.

The fiscal years ended March 31, 2007 through March 31, 2011 as well as the nine-month fiscal year ended December 31, 2011 and the years ended December 31, 2012 and 2013 are subject to examination by the federal and state taxing authorities. Currently, a corporate excise tax audit is underway in the Commonwealth of Massachusetts (“the Commonwealth”) for the fiscal years ended March 31, 2008 through 2011, and the nine-month period ended December 31, 2011. While no formal assessments have been made to date, for the years ended March 31, 2008 and 2009, two matters have been identified by the Commonwealth in these audits that could result in future assessments. First, the Commonwealth has indicated that it is seeking to disallow up to $713,000 in Research and Development Credits that were generated between 1993 and 2007, and taken as a benefits in 2008 and 2009. Including potential penalties, if any, this assessment could increase to $856,000.

In addition, the Commonwealth has indicated it may apportion to Massachusetts, and therefore tax, certain, although not all, payments received by the Company in connection with our intellectual property settlements with ImClone and Bristol Myers Squibb in 2007 and 2008, respectively. The Commonwealth believes that the full $40 million ImClone payment and the initial $5 million Bristol payment received under these settlements are litigation awards as opposed to royalty payments received for the use of intellectual property, as we contend, and therefore are taxable in Massachusetts. However, the Commonwealth agrees with our position that all subsequent Bristol payments received under the settlement are in fact royalty payments and therefore not subject to tax in the Commonwealth. The Company believes the Commonwealth intends to assess up to $1,383,000, or $1,659,000 including potential penalties, in connection with these transactions.

On October 29, 2013, we met with the Commonwealth in an attempt to remediate these matters and we were not successful. With respect to the R&D credit, the issue for the Company is that the documentation requested by the Commonwealth would be up to twenty years old and simply no longer exists to the standard we now believe the Commonwealth will require. In consideration of these facts, we now believe the matter has met the “more likely than not” standard for recognition. The Company performed an evaluation of the available documentation, the likelihood of similar matters in other open audit periods, the impact of interest and penalties and other relevant factors and recorded a provision of $800,000 related to this matter for the year ended December 31, 2013.

Conversely, with respect to the apportionment issue, the Company asserts that according to the settlement agreements with ImClone and Bristol, all amounts received were in fact payments in exchange for licenses granted to those entities. The Company further believes the Commonwealth is inconsistent in its approach, taxing some, but not all of the payments received. As such, we continue to believe strongly in the legal merits of our position and therefore do not believe this matter meets the more likely than not standard. Accordingly, no further provision has been made for this matter.

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

Liquidity and capital resources

We have financed our operations primarily through sales of equity securities, revenues derived from product sales, and research grants, as well as proceeds and royalties from license arrangements and a litigation settlement. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates will generate revenue and cash flows.

At December 31, 2013, we had cash and marketable securities of $73,842,000 compared to $49,970,000 at December 31, 2012. A deposit for leased office space of $200,000 is classified as restricted cash and is not included in cash and marketable securities total for December 31, 2013 or December 31, 2012.

Cash flows

(In thousands)
Cash provided by (used in)	Year ended December 31, 2013	Increase / (Decrease)	Year ended December 31, 2012	Increase / (Decrease)	Nine months ended December 31, 2011
Operating activities	$25,930	$12,490	$13,440	$11,129	$2,311
Investing activities	(17,906)	(20,747)	2,841	7,852	(5,011)
Financing activities	2,522	1,363	1,159	1,490	(331)

Operating activities

For fiscal 2013, our operating activities provided cash of $25,930,000 reflecting net income of $16,093,000 and non-cash charges totaling $7,055,000 including depreciation, amortization, stock-based compensation charges, deferred tax asset valuation allowance changes and the revaluation of contingent consideration. Decreases in royalties and other receivables and in prepaid expenses and increases in accrued and long term liabilities provided an additional $2,457,000 and $2,458,000 of cash. Increases in accounts receivable and inventories as well as a decrease in accounts payable consumed $1,400,000 and $734,000 of cash.

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

Investing activities

We place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines. For fiscal 2013, our investing activities consumed $17,906,000 of cash, which is comprised of $13,272,000 of net purchases of marketable securities and $4,635,000 of fixed asset additions as we completed the expansion of our Waltham facility. For fiscal 2012, our investing activities provided $2,841,000 of cash, which is primarily capital expenditures of $1,264,000, offset by net redemptions of marketable securities of $4,105,000. For fiscal 2011, our investing activities consumed $5,011,000 of cash, which is primarily due to the Novozymes Acquisition for $26,884,000 and capital expenditures of $575,000, offset by net redemptions of marketable securities of $22,449,000. We expect capital expenditures to decrease in 2014 as compared to 2013.

Financing activities

Exercises of stock options provided cash receipts of $2,450,000 and $1,159,000 in fiscal 2013 and 2012, respectively. In fiscal 2013, an excess tax benefit related to stock option exercises provided $72,000. In fiscal 2011, there were no stock option exercises while the repurchase of common stock consumed $331,000.

Off-balance sheet arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual obligations

As of December 31, 2013, we had the following fixed obligations and commitments:

	Payments Due By Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating lease obligations	$14,116	$2,273	$4,547	$2,773	$4,523
Purchase obligations (1)	2,326	2,326	—	—	—
Contingent consideration (2)	1,615	1,162	210	243	—

Total	$18,057	$5,761	$4,757	$3,016	$4,523

(1)	Primarily represents purchase orders for the procurement of raw material for manufacturing.
(2)	Represents the current estimated fair value of contingent consideration amounts relating to acquisitions. These amounts are recorded in accrued expenses and long term liabilities on our consolidated balance sheets.

Capital requirements

Our future capital requirements will depend on many factors, including the following:

•	the expansion of our bioprocessing business;

•	the ability to sustain sales and profits of our bioprocessing products;

•	the ability to replace the Orencia royalty revenue that we ceased receiving at the end of 2013;

•	the resources required to successfully integrate the Novozymes Biopharma Business and recognize expected synergies;

•	our ability to realize value from our outlicensed early stage CNS programs or to establish one or more partnerships for development and commercialization of RG1068;

•	the scope of and progress made in our research and development activities;

•	our ability to acquire additional bioprocessing products;

•	the extent of any share repurchase activity; and

•	the success of any proposed financing efforts.

Absent acquisitions of additional products, product candidates or intellectual property, we believe our current cash balances are adequate to meet our cash needs for at least the next 24 months. We expect operating expenses in the year ending December 31, 2014 to decrease as we will no longer have the cost of royalty revenue related to Orencia and as we continue to improve gross margins through process improvement initiatives. We expect to incur continued spending related to the development and expansion of our bioprocessing product lines for the foreseeable future. Our future capital requirements may include, but are not limited to, purchases of property, plant and equipment, the acquisition of additional bioprocessing products and technologies to complement our existing manufacturing capabilities, and continued investment in our intellectual property portfolio.

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

Net operating loss carryforwards

At December 31, 2013, we had net operating loss carryforwards of approximately $37,633,000 and business tax credits carryforwards of approximately $1,520,000 available to reduce future federal income taxes, if any. The net operating loss and business tax credits carryforwards will continue to expire at various dates through December 2031. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

Foreign earnings

At December 31, 2013, we have not provided for U.S. income taxes or foreign withholding taxes on outside basis differences of foreign subsidiaries of approximately $8,405,000 as we have the ability and intend to indefinitely reinvest the undistributed earnings of Repligen Sweden and there are no needs for such earnings in the U.S. that would contradict our plan to indefinitely reinvest.

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $297,000 decrease in the fair value of our investments as of December 31, 2013. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited.

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

Although a majority of our contracts are denominated in U.S. dollars, 32% and 28% of total revenues during fiscal 2013 and 2012, respectively, were denominated in foreign currencies while 37% and 39% of our costs and expenses during fiscal 2013 and 2012, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 36% and 37% of our consolidated tangible assets were subject to foreign currency exchange fluctuations as of each of December 31, 2013 and 2012, respectively, while 43% and 48% of our consolidated liabilities were exposed to foreign currency exchange fluctuations as of each of December 31, 2013 and 2012, respectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO).

Subject to the foregoing, based on this assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2013.

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

(c) Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Repligen Corporation:

We have audited Repligen Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Repligen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Repligen Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and December 31, 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012, and the nine months ended December 31, 2011 of Repligen Corporation and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 14, 2014

(d) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Items 10, 11, 12, 13 and 14, is incorporated herein by reference from the Company’s proxy statement for the 2014 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a) (1) Financial Statements:

The financial statements required by this item are submitted in a separate section beginning on page 36 of this Report, as follows:

Page
Report of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012	54
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2013 and 2012 and the Nine Months Ended December 31, 2011 and 2010 (unaudited)	55
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013 and 2012 and the Nine Months Ended December 31, 2011	56
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and the Nine Months Ended December 31, 2011 and 2010 (unaudited)	57
Notes to Consolidated Financial Statements	58

(a) (2) Financial Statement Schedules:

None.

(a) (3) Exhibits:

The Exhibits which are filed as part of this Annual Report or which are incorporated by reference are set forth in the Exhibit Index hereto.

EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

3.3	Amendment No. 1 to the Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 20, 2011 and incorporated herein by reference).

3.4	Amendment No. 2 to the Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.1*	Consulting Agreement, dated November 1, 1981, between Dr. Alexander Rich and Repligen Corporation. (filed as Exhibit 10.2 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.2*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy (filed as Exhibit 10.3 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.3*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche (filed as Exhibit 10.4 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.4*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Daniel P. Witt (filed as Exhibit 10.5 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.5*	Employment Offer Letter dated February 29, 2008 by and between Repligen Corporation and William Kelly (filed as Exhibit 10.20 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2008 and incorporated herein by reference).

10.6*	Repligen Executive Incentive Compensation Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on form 8-K filed on December 14, 2005 and incorporated herein by reference).

10.7*	The Amended 1992 Repligen Corporation Stock Option Plan, as amended (filed as Exhibit 4.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

10.8*	The Second Amended and Restated 2001 Repligen Corporation Stock Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on September 18, 2008 and incorporated herein by reference).

Exhibit Number	Document Description
10.8.1*	The Amended and Restated 2001 Repligen Corporation Stock Option Plan, Form of Incentive Stock Option Agreement (filed as Exhibit 10.14 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.8.2*	The Amended and Restated 2001 Repligen Corporation Stock Plan, Form of Restricted Stock Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on January 9, 2006 and incorporated herein by reference).

10.9	Common Stock Purchase Warrant dated April 6, 2007 (filed as Exhibit 4.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

10.10#	Manufacturing Transfer Agreement dated as of December 17, 1998 among the Company and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference) (SEC File No. 000-14656).

10.11#	License Agreement dated as of July 24, 2000 with University of Michigan (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

10.12	Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference) (SEC File No. 000-14656).

10.13#	License Agreement by and between The Scripps Research Institute and Repligen Corporation dated April 6, 2007 (filed as Exhibit 10.18 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007 and incorporated herein by reference).

10.14#	Settlement and Release Agreement dated April 7, 2008 by and among Repligen Corporation, The Regents of the University of Michigan and Bristol-Myers Squibb Company (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).

10.15#	Strategic Supplier Alliance Agreement dated January 28, 2010 by and between Repligen Corporation and GE Healthcare Bio-Sciences AB (filed as Exhibit 10.17 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2010 and incorporated herein by reference).

10.16	First Amendment to Lease, dated July 5, 2011, by and between Repligen Corporation and TC Saracen, LLC (filed as Exhibit 10.1 to Repligen’s Current Report on Form 8-K filed on July 8, 2011 and incorporated herein by reference).

10.17	Asset Transfer Agreement by and among Repligen Corporation, Repligen Sweden AB, Novozymes Biopharma DK A/S and Novozymes Biopharma Sweden AB, dated October 27, 2011 (filed as Exhibit 2.1 to Repligen Corporation’s Current Report on Form 8-K filed on October 28, 2011 and incorporated herein by reference).

10.18	Lease Between Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB) as Tenant and i-parken i Lund AB as Landlord, St. Lars Vag 47, 220 09 Lund, Sweden (filed as Exhibit 10.18 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.19#	Amendment No. 1 to Strategic Supplier Alliance Agreement, by and between GE Healthcare Bio-Sciences AB and Repligen Corporation, dated as of October 27, 2011 (filed as Exhibit 10.19 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

Exhibit Number	Document Description
10.20#	Strategic Supplier Alliance Agreement – Contract Manufacturing, by and between GE Healthcare Bio-Sciences AB and Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB), dated as of July 7, 2011 (filed as Exhibit 10.20 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.21#	Amendment to Strategic Supply Alliance Agreement, by and between GE Healthcare Bio-Sciences AB and Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB), dated as of October 27, 2011 (filed as Exhibit 10.21 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.22*	Repligen Corporation 2012 Stock Option and Incentive Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference).

10.23*	Repligen Corporation Non-Employee Directors’ Deferred Compensation Plan (filed as Exhibit 10.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

10.24#	License Agreement, dated as of December 28, 2012, by and between Pfizer Inc. and Repligen Corporation (filed as Exhibit 10.25 to Repligen Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

10.25#	Separation Agreement, dated September 10, 2013, by and between the Company and Jonathan Lieber (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on September 13, 2013 and incorporated herein by reference).

10.26*+	Employment Offer Letter dated December 2, 2008 by and between Repligen Corporation and Howard Benjamin.

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of Ernst & Young LLP.

24.1+	Power of Attorney (included on signature page).

31.1+	Rule 13a-14(a)/15d-14(a) Certification.

31.2+	Rule 13a-14(a)/15d-14(a) Certification.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Repligen Corporation on Form 10-K for the fiscal year ended December 31, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

#	Confidential treatment obtained as to certain portions.
*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

The exhibits listed above are not contained in the copy of the Annual Report on Form 10-K distributed to stockholders. Upon the request of any stockholder entitled to vote at the 2014 annual meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 41 Seyon Street, Waltham, MA 02453.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPLIGEN CORPORATION

Date: March 14, 2014	By:	/s/ WALTER C. HERLIHY
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

Signature	Title	Date

/s/ WALTER HERLIHY Walter C. Herlihy, Ph.D.	President, Chief Executive Officer and Director (Principal executive officer)	March 14, 2014

/s/ WILLIAM J. KELLY William J. Kelly	Chief Accounting Officer (Principal accounting officer)	March 14, 2014

/s/ KAREN DAWES Karen Dawes	Chairperson of the Board	March 14, 2014

/s/ GLENN L. COOPER Glenn L. Cooper, M.D.	Director	March 14, 2014

/s/ JOHN G. COX John G. Cox	Director	March 14, 2014

/s/ ALFRED L. GOLDBERG Alfred L. Goldberg, Ph.D.	Director	March 14, 2014

/s/ MICHAEL A. GRIFFITH Michael A. Griffith	Director	March 14, 2014

/s/ THOMAS F. RYAN, JR. Thomas F. Ryan, Jr.	Director	March 14, 2014

EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

3.3	Amendment No. 1 to the Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 20, 2011 and incorporated herein by reference).

3.4	Amendment No. 2 to the Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.1*	Consulting Agreement, dated November 1, 1981, between Dr. Alexander Rich and Repligen Corporation. (filed as Exhibit 10.2 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.2*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy (filed as Exhibit 10.3 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.3*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche (filed as Exhibit 10.4 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.4*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Daniel P. Witt (filed as Exhibit 10.5 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.5*	Employment Offer Letter dated February 29, 2008 by and between Repligen Corporation and William Kelly (filed as Exhibit 10.20 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2008 and incorporated herein by reference).

10.6*	Repligen Executive Incentive Compensation Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on form 8-K filed on December 14, 2005 and incorporated herein by reference).

10.7*	The Amended 1992 Repligen Corporation Stock Option Plan, as amended (filed as Exhibit 4.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

10.8*	The Second Amended and Restated 2001 Repligen Corporation Stock Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on September 18, 2008 and incorporated herein by reference).

10.8.1*	The Amended and Restated 2001 Repligen Corporation Stock Option Plan, Form of Incentive Stock Option Agreement (filed as Exhibit 10.14 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

Exhibit Number	Document Description
10.8.2*	The Amended and Restated 2001 Repligen Corporation Stock Plan, Form of Restricted Stock Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on January 9, 2006 and incorporated herein by reference).

10.9	Common Stock Purchase Warrant dated April 6, 2007 (filed as Exhibit 4.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).

10.10#	Manufacturing Transfer Agreement dated as of December 17, 1998 among the Company and Amersham Pharmacia Biotech AB (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference) (SEC File No. 000-14656).

10.11#	License Agreement dated as of July 24, 2000 with University of Michigan (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

10.12	Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference) (SEC File No. 000-14656).

10.13#	License Agreement by and between The Scripps Research Institute and Repligen Corporation dated April 6, 2007 (filed as Exhibit 10.18 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007 and incorporated herein by reference).

10.14#	Settlement and Release Agreement dated April 7, 2008 by and among Repligen Corporation, The Regents of the University of Michigan and Bristol-Myers Squibb Company (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).

10.15#	Strategic Supplier Alliance Agreement dated January 28, 2010 by and between Repligen Corporation and GE Healthcare Bio-Sciences AB (filed as Exhibit 10.17 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2010 and incorporated herein by reference).

10.16	First Amendment to Lease, dated July 5, 2011, by and between Repligen Corporation and TC Saracen, LLC (filed as Exhibit 10.1 to Repligen’s Current Report on Form 8-K filed on July 8, 2011 and incorporated herein by reference).

10.17	Asset Transfer Agreement by and among Repligen Corporation, Repligen Sweden AB, Novozymes Biopharma DK A/S and Novozymes Biopharma Sweden AB, dated October 27, 2011 (filed as Exhibit 2.1 to Repligen Corporation’s Current Report on Form 8-K filed on October 28, 2011 and incorporated herein by reference).

10.18	Lease Between Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB) as Tenant and i-parken i Lund AB as Landlord, St. Lars Vag 47, 220 09 Lund, Sweden (filed as Exhibit 10.18 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.19#	Amendment No. 1 to Strategic Supplier Alliance Agreement, by and between GE Healthcare Bio-Sciences AB and Repligen Corporation, dated as of October 27, 2011 (filed as Exhibit 10.19 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

Exhibit Number	Document Description
10.20#	Strategic Supplier Alliance Agreement – Contract Manufacturing, by and between GE Healthcare Bio-Sciences AB and Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB), dated as of July 7, 2011 (filed as Exhibit 10.20 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.21#	Amendment to Strategic Supply Alliance Agreement, by and between GE Healthcare Bio-Sciences AB and Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB), dated as of October 27, 2011 (filed as Exhibit 10.21 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.22*	Repligen Corporation 2012 Stock Option and Incentive Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference).

10.23*	Repligen Corporation Non-Employee Directors’ Deferred Compensation Plan (filed as Exhibit 10.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference).

10.24#	License Agreement, dated as of December 28, 2012, by and between Pfizer Inc. and Repligen Corporation (filed as Exhibit 10.25 to Repligen Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

10.25#	Separation Agreement, dated September 10, 2013, by and between the Company and Jonathan Lieber (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on September 13, 2013 and incorporated herein by reference).

10.26*+	Employment Offer Letter dated December 2, 2008 by and between Repligen Corporation and Howard Benjamin.

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of Ernst & Young LLP.

24.1+	Power of Attorney (included on signature page).

31.1+	Rule 13a-14(a)/15d-14(a) Certification.

31.2+	Rule 13a-14(a)/15d-14(a) Certification.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Repligen Corporation on Form 10-K for the fiscal year ended December 31, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

#	Confidential treatment obtained as to certain portions.
*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012	54
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2013 and 2012, and for the Nine Months Ended December 31, 2011 and 2010 (unaudited)	55
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013 and 2012, and for the Nine Months Ended December 31, 2011	56
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012, and for the Nine Months Ended December 31, 2011 and 2010 (unaudited)	57
Notes to Consolidated Financial Statements	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Repligen Corporation:

We have audited the accompanying consolidated balance sheets of Repligen Corporation as of December 31, 2013 and December 31, 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012 and the nine months ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Repligen Corporation at December 31, 2013 and December 31, 2012, and the consolidated results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and the nine months ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Repligen Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 14, 2014

REPLIGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$39,829,653	$29,209,821
Marketable securities	21,793,550	10,845,195
Accounts receivable, less reserve for doubtful accounts of $10,000	4,946,132	4,158,758
Royalties and other receivables	6,730,818	9,130,515
Inventories, net	11,798,638	11,143,695
Deferred tax asset, net	1,984	416,580
Prepaid expenses and other current assets	1,249,824	1,304,887

Total current assets	86,350,599	66,209,451
Property, plant and equipment, at cost:
Leasehold improvements	8,973,615	5,200,271
Equipment	13,684,954	12,802,978
Furniture and fixtures	2,116,017	1,937,238
Construction in progress	21,647	338,814

Total property, plant and equipment, at cost	24,796,233	20,279,301
Less: Accumulated depreciation	(12,287,010)	(10,326,840)

Property, plant and equipment, net	12,509,223	9,952,461
Long-term deferred tax asset, net	184,848	2,557,384
Long-term marketable securities	12,218,602	9,914,855
Intangible assets, net	6,187,632	7,182,012
Goodwill	994,000	994,000
Restricted cash	200,000	200,000

Total assets	$118,644,904	$97,010,163

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,721,459	$2,454,238
Accrued liabilities	9,579,712	8,297,990

Total current liabilities	11,301,171	10,752,228
Other long-term liabilities	3,457,631	2,133,339
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 31,925,741 shares at December 31, 2013 and 31,195,041 shares at December 31, 2012 issued and outstanding	319,257	311,950
Additional paid-in capital	190,625,937	187,051,253
Accumulated other comprehensive income	1,998,330	1,911,970
Accumulated deficit	(89,057,422)	(105,150,577)

Total stockholders’ equity	103,886,102	84,124,596

Total liabilities and stockholders’ equity	$118,644,904	$97,010,163

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,		Nine Months ended December 31,
	2013	2012	2011	2010 (unaudited)
Revenue:
Product revenue	$47,482,382	$41,834,188	$13,215,053	$11,810,869
Royalty and other revenue	20,687,241	20,432,348	10,235,194	9,573,770

Total revenue	68,169,623	62,266,536	23,450,247	21,384,639
Operating expenses:
Cost of product revenue	22,481,122	24,957,243	5,157,135	4,186,670
Cost of royalty and other revenue	2,682,177	2,213,004	1,315,315	1,160,775
Research and development	7,340,698	10,489,811	9,461,960	8,744,548
Selling, general and administrative	12,701,195	13,226,732	9,050,382	5,580,215
Contingent consideration – fair value adjustments	91,191	610,877	—	—
Gain on bargain purchase	—	(314,244)	(427,478)	—

Total operating expenses	45,296,383	51,183,423	24,557,314	19,672,208

Income (loss) from operations	22,873,240	11,083,113	(1,107,067)	1,712,431
Investment income	301,078	218,604	161,053	287,430
Interest expense	(49,849)	(56,714)	(27,773)	(12,683)
Other income (expense)	(110,648)	26,403	(623,094)	—

Income (loss) before income taxes	23,013,821	11,271,406	(1,596,881)	1,987,178
Income tax (benefit) provision	6,920,666	(2,884,631)	15,744	—

Net income (loss)	$16,093,155	$14,156,037	$(1,612,625)	$1,987,178

Earnings (loss) per share:
Basic	$0.51	$0.46	$(0.05)	$0.06

Diluted	$0.50	$0.45	$(0.05)	$0.06

Weighted average shares outstanding:
Basic	31,667,015	30,914,424	30,774,467	30,778,430

Diluted	32,406,641	31,253,434	30,774,467	30,949,264

Other comprehensive income (loss):
Unrealized gain (loss) on investments	(19,411)	7,792	6,338	—
Foreign currency translation gain	105,771	1,790,551	107,289	—

Comprehensive income (loss)	$16,179,515	$15,954,380	$(1,498,998)	$1,987,178

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity

	Number of Shares	Amount
Balance, March 31, 2011	30,812,257	$308,123	$184,743,195	$—	$(117,964,614)	$67,086,704

Net loss					(1,612,625)	(1,612,625)
Unrealized gain on investments				6,338		6,338
Foreign currency translation adjustment				107,289		107,289
Share-based compensation expense			730,136			730,136
Repurchase and retirement of treasury stock	(100,000)	(1,000)	(600,492)		270,625	(330,867)
Exercise of stock options	2,500	25				25

Balance, December 31, 2011	30,714,757	$307,148	$184,872,839	$113,627	$(119,306,614)	$65,987,000

Net income					14,156,037	14,156,037
Unrealized gain on investments				7,792		7,792
Foreign currency translation adjustment				1,790,551		1,790,551
Share-based compensation expense			1,024,152			1,024,152
Exercise of stock options	480,284	4,802	1,154,262			1,159,064

Balance, December 31, 2012	31,195,041	$311,950	$187,051,253	$1,911,970	$(105,150,577)	$84,124,596

Net income					16,093,155	16,093,155
Unrealized loss on investments				(19,411)		(19,411)
Foreign currency translation adjustment				105,771		105,771
Share-based compensation expense			1,059,806			1,059,806
Exercise of stock options	730,700	7,307	2,514,878			2,522,185

Balance, December 31, 2013	31,925,741	$319,257	$190,625,937	$1,998,330	$(89,057,422)	$103,886,102

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,		Nine Months ended December 31,
	2013	2012	2011	2010 (unaudited)
Cash flows from operating activities:
Net income (loss):	$16,093,155	$14,156,037	$(1,612,625)	$1,987,178
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,113,892	3,508,592	1,274,597	1,274,247
Stock-based compensation expense	1,059,806	1,024,152	730,136	748,235
Deferred tax expense (benefit)	2,787,967	(3,143,268)	15,744	—
Gain on bargain purchase	—	(314,244)	(427,478)	—
Loss on revaluation of contingent consideration	91,191	604,133	28,182	—
Loss on disposal of assets	1,836	—	2,826	—
Changes in assets and liabilities:
Accounts receivable	(773,954)	(1,211,343)	3,551,969	(601,141)
Royalties and other receivables	2,399,697	(5,923,675)	(694,238)	(450,600)
Inventories	(625,895)	2,734,239	(870,252)	263,570
Prepaid expenses and other current assets	57,604	30,266	(190,007)	(708,311)
Accounts payable	(733,728)	1,001,546	247,222	(291,824)
Accrued liabilities	1,256,736	2,083,964	243,182	(408,224)
Long-term liabilities	1,201,660	(1,110,791)	11,487	(25,447)

Net cash provided by operating activities	25,929,967	13,439,608	2,310,745	1,787,683

Cash flows from investing activities:
Purchases of marketable securities	(42,480,331)	(39,109,959)	(49,465,924)	(58,095,140)
Sales of marketable securities	—	—	26,290,378	—
Redemptions of marketable securities	29,208,818	43,214,487	45,624,819	54,225,000
Acquisition of assets of BioFlash Partners, LLC	—	—	—	(300,000)
Acquisition of assets and liabilities of Novozymes	—	—	(26,884,428)	—
Purchases of property, plant and equipment	(4,634,776)	(1,263,647)	(575,455)	(317,982)

Net cash provided by (used in) investing activities	(17,906,289)	2,840,881	(5,010,610)	(4,488,122)

Cash flows from financing activities:
Exercise of stock options	2,450,220	1,159,064	25	25,758
Excess tax benefit on exercise of stock options	71,964	—	—	—
Repurchase and retirement of treasury stock	—	—	(330,867)	—
Principal payments under capital lease obligations	—	—	—	(56,850)

Net cash provided by (used in) financing activities	2,522,184	1,159,064	(330,842)	(31,092)

Effect of exchange rate changes on cash and cash equivalents	73,970	602,523	(5,092)	—

Net increase (decrease) in cash and cash equivalents	10,619,832	18,042,076	(3,035,799)	(2,731,531)
Cash and cash equivalents, beginning of period	29,209,821	11,167,745	14,203,544	12,526,040

Cash and cash equivalents, end of period	$39,829,653	$29,209,821	$11,167,745	$9,794,509

Supplemental disclosure of non-cash investing activities:
Income taxes paid	$1,264,000	$140,000	$—	$—

Contingent consideration transferred in the Novozymes Acquisition	$—	$—	$1,610,560	$—

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information for the nine months ended December 31, 2010 is unaudited)

1.	Organization and Nature of Business

Repligen Corporation (“Repligen” or the “Company”) is a life sciences company that develops, manufactures and markets high-value, consumable bioprocessing products for life sciences companies and biopharmaceutical manufacturing companies worldwide. The Company is a world-leading manufacturer of both native and recombinant forms of Protein A, critical reagents used in biomanufacturing to separate and purify monoclonal antibodies, a type of biologic drug. Repligen also supplies several growth factor products used to increase cell culture productivity during the biomanufacturing process. In the expanding area of flexible biomanufacturing technologies, the Company has developed and currently markets a series of OPUS (Open-Platform, User-Specified) chromatography columns for use in clinical-scale manufacturing. The Company generally manufactures and sells Protein A and growth factors to life sciences companies under long-term supply agreements and sells its chromatography columns, as well as media and quality test kits, directly to biopharmaceutical companies or contract manufacturing organizations. Repligen refers to these activities as its bioprocessing business. The Company manufactures its products in production facilities in the United States and Sweden.

Historically, Repligen also conducted activities aimed at developing proprietary therapeutic drug candidates, often with a potential of entering into a collaboration with a larger commercial stage pharmaceutical or biotechnology company in respect of these programs. In addition, the Company has out-licensed certain intellectual property to Bristol-Myers Squibb Company, from which Repligen received royalties on Bristol’s net sales in the United States of their product Orencia®. On April 7, 2008, we entered into a settlement agreement with Bristol in connection with a patent infringement lawsuit that we filed against Bristol. Under the terms of the settlement agreement, Bristol was obligated to pay us royalties on its U.S. net sales of Orencia® for any clinical indication at a rate of 1.8% for the first $500,000,000 of annual sales, 2.0% for the next $500,000,000 of annual sales and 4% of annual sales in excess of $1 billion. Under the terms of the agreement, we will not receive any future royalties on Bristol’s sales of Orencia® made after December 31, 2013. As part of Repligen’s strategic decision in 2012 to focus the Company’s efforts on its core bioprocessing business, the Company reduced efforts on its clinical development programs and increased its efforts to find collaboration partners to finish their development and, if successful, commercialize these therapeutic drug candidates.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Repligen Sweden AB. All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency

The Company translates the assets and liabilities of its foreign subsidiary at rates in effect at the end of the reporting period. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments are included in accumulated other comprehensive income.

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

Orencia Royalty

In April 2008, the Company settled its outstanding litigation with Bristol and began recognizing royalty revenue in fiscal year 2009 for Bristol’s net sales in the United States of Orencia®, which is used in the treatment of rheumatoid arthritis. Pursuant to the settlement with Bristol (see Note 9), the Company recognized royalty revenue of $17,881,000 and $14,753,000 for the fiscal years ended December 31, 2013 and 2012, respectively, and $8,769,000 for the nine-month fiscal year ended December 31, 2011. Revenue earned from Bristol royalties is recorded in the periods when it is earned based on royalty reports sent by Bristol to the Company. The Company has no continuing obligations to Bristol as a result of this settlement. The Company’s royalty agreement with Bristol provides that the Company will receive such royalty payments from Bristol through December 31, 2013.

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

Research and Development Agreements

For the fiscal year ended December 31, 2013, the Company recognized $1,589,000 of revenue from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, the Muscular Dystrophy Association, GoFar and the European Friedrich’s Ataxia Consortium for Translational Studies.

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

Cash, Cash Equivalents and Marketable Securities

At December 31, 2013 and December 31, 2012, the Company’s investments included money market funds as well as short-term and long-term marketable securities. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are securities with maturities of greater than one year. The average remaining contractual maturity of marketable securities at December 31, 2013 is approximately 10.5 months.

Investments in debt securities consisted of the following at December 31, 2013:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$8,165,464	$435	$(630)	$8,165,269
Corporate and other debt securities	13,626,690	3,636	(2,045)	13,628,281

	21,792,154	4,071	(2,675)	21,793,550
Long-term marketable securities:
U.S. Government and agency securities	11,599,415	466	(7,034)	11,592,847
Corporate and other debt securities	625,882	100	(227)	625,755

	12,225,297	566	(7,261)	12,218,602

Total	$34,017,451	$4,637	$(9,936)	$34,012,152

At December 31, 2013, the Company’s investments included forty-two debt securities in unrealized loss positions with a total unrealized loss of approximately $10,000 and a total fair market value of approximately $18,981,000. All investments with gross unrealized losses have been in unrealized loss positions for less than 12 months. The unrealized losses were caused primarily by current economic and market conditions. There was no change in the credit risk of the securities. The Company does not intend to sell any investments in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. There were no realized gains or losses on the investments for the fiscal years ended December 31, 2013 and 2012, or the nine-month fiscal year ended December 31, 2011.

Investments in debt securities consisted of the following at December 31, 2012:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$2,000,897	$353	$(7)	$2,001,243
Corporate and other debt securities	8,835,098	8,854	—	8,843,952

	10,835,995	9,207	(7)	10,845,195
Long-term marketable securities:
U.S. Government and agency securities	5,198,264	2,747	—	5,201,011
Corporate and other debt securities	4,711,679	3,525	(1,360)	4,713,844

	9,909,943	6,272	(1,360)	9,914,855

Total	$20,745,938	$15,479	$(1,367)	$20,760,050

The contractual maturities of debt securities at December 31, 2013 were as follows:

	Amortized Cost	Fair Value
Due in 1 year or less	$21,792,154	$21,793,550
Due in 1 to 2 years	12,225,297	12,218,602

	$34,017,451	$34,012,152

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

The Company’s fixed income investments are comprised of obligations of U.S. government agencies, corporate debt securities and other interest bearing securities. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2013.

The following fair value hierarchy table presents information about each major category of the Company’s assets measured at fair value on a recurring basis as of December 31, 2013:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$8,265,089	$—	$—	$8,265,089
U.S. Government and agency securities	9,792,141	9,965,975	—	19,758,116
Corporate and other debt securities	—	14,254,036	—	14,254,036

Total	$18,057,230	$24,220,011	$—	$42,277,241

The Company has no other assets or liabilities for which fair value measurement is either required or has been elected to be applied, other than the liabilities for contingent consideration recorded in connection with the Novozymes Acquisition and the acquisition of the assets of BioFlash. The contingent consideration related to Novozymes is valued using management’s best estimates of expected future milestone payments of amounts to be paid to Novozymes Biopharma DK A/S, a company organized under the laws of Denmark (“Novozymes Denmark”). The contingent consideration related to BioFlash is valued using management’s best estimates of royalties to be paid to the former shareholders of BioFlash based on sales of the acquired assets. These valuations are Level 3 valuations as the primary inputs are unobservable. Changes in the fair value of contingent consideration in the year ended December 31, 2013 are primarily attributable to a 1,000,000 Euro milestone payment made to Novozymes Denmark in March 2013 and a $55,000 minimum royalty payment made to BioFlash in January 2013, which were previously accrued. The following table provides a roll forward of the fair value of the contingent consideration:

Balance at December 31, 2012	$2,899,076
Additions	—
Payments	(1,341,339)
Changes in fair value	91,191

Balance at December 31, 2013	$1,648,928

There were no remeasurements to fair value during the year ended December 31, 2013 of financial assets and liabilities that are not measured at fair value on a recurring basis.

Inventories

Inventories relate to the Company’s bioprocessing business. The Company values inventory at cost or, if lower, fair market value, using the first-in, first-out method. The Company reviews its inventories at least quarterly and records a provision for excess and obsolete inventory based on its estimates of expected sales volume, production capacity and expiration dates of raw materials, work-in process and finished products. Expected sales volumes are determined based on supply forecasts provided by key customers for the next 3 to 12 months. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of product revenue. Manufacturing of bioprocessing finished goods is done to order and tested for quality specifications prior to shipment. Reserves for excess and obsolete inventory were $183,000 and $154,000 as of December 31, 2013 and 2012, respectively.

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories consist of the following:

	December 31, 2013	December 31, 2012
Raw Materials	$4,557,870	$4,064,317
Work-in-process	4,285,648	4,112,478
Finished products	2,955,120	2,966,900

Total	$11,798,638	$11,143,695

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

For depreciation of property and equipment, the Company expensed approximately $2,092,000 and $2,492,000 in the years ended December 31, 2013 and 2012, respectively, $1,117,000 in the nine-month fiscal year ended December 31, 2011 and $1,141,000 the nine-month period ended December 31, 2010. These amounts include depreciation of assets recorded under capitalized lease agreements of approximately $82,000 in the nine months ended December 31, 2010. Assets recorded under capital leases were fully depreciated at December 31, 2011.

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

A reconciliation of basic and diluted share amounts is as follows:

	Years ended December 31,		Nine Months ended December 31,
	2013	2012	2011	2010 (unaudited)
Numerator:
Net income (loss)	$16,093,155	$14,156,037	$(1,612,625)	$1,987,178
Denominator:
Basic weighted average common shares outstanding	31,667,015	30,914,424	30,774,467	30,778,430
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock awards	739,626	339,010	—	170,834

Diluted weighted average common shares outstanding	32,406,641	31,253,434	30,774,467	30,949,264

Basic net income (loss) per common share	$0.51	$0.46	$(0.05)	$0.06

Diluted net income (loss) per common share	$0.50	$0.45	$(0.05)	$0.06

At December 31, 2013, there were outstanding options to purchase 1,610,988 shares of the Company’s common stock at a weighted average exercise price of $5.07 per share. For the fiscal year ended December 31, 2013, 187,000 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

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

At December 31, 2011, there were outstanding options to purchase 2,823,400 shares of the Company’s common stock at a weighted average exercise price of $4.05 per share. Diluted weighted average shares outstanding for the nine-month fiscal year ended December 31, 2011 do not include the impact of 2,823,400 outstanding potential common shares for stock options as they would be anti-dilutive. Accordingly, basic and diluted net losses per share are the same for the nine-month fiscal year ended December 31, 2011.

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

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Years ended December 31,		Nine Months ended December 31,
	2013	2012	2011	2010
United States	51%	46%	48%	48%
Sweden	35%	42%	44%	45%
United Kingdom	12%	9%	3%	4%
Other	2%	3%	5%	3%

Total	100%	100%	100%	100%

The following table represents the Company’s total assets by geographic area:

	December 31, 2013	December 31, 2012
United States	$73,557,001	$58,356,697
Sweden	45,087,903	38,653,466

Total	$118,644,904	$97,010,163

The following table represents the Company’s long-lived assets by geographic area:

	December 31, 2013	December 31, 2012
United States	$19,858,691	$16,537,804
Sweden	12,435,614	14,262,908

Total	$32,294,305	$30,800,712

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings and credit exposure to any one issue, issuer (with the exception of U.S. treasury obligations) and type of instrument is limited. At December 31, 2013 and 2012, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Years ended December 31,		Nine Months ended December 31,
	2013	2012	2011	2010
Orencia® Royalties from Bristol	27%	24%	37%	37%
Bioprocessing Customer A	35%	42%	44%	45%
Bioprocessing Customer B	12%	10%	5%	5%
Bioprocessing Customer C	13%	10%	—	—

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable and royalties and other receivable balances are as follows:

	December 31, 2013	December 31, 2012
Orencia® Royalties from Bristol	42%	31%
Bioprocessing Customer A	17%	21%
Bioprocessing Customer C	8%	5%
Tenant improvement allowance due from landlord	15%	—
Pfizer	—	38%

Goodwill, Other Intangible Assets and Acquisitions

Acquisitions

Total consideration transferred for acquisitions is allocated to the assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Any excess of the fair value of the net tangible and intangible assets acquired over the purchase price is recognized in the statement of operations. The fair value of contingent consideration includes estimates and judgments made by management regarding the probability that future contingent payments will be made and the extent of royalties to be earned in excess of the defined minimum royalties. Management updates these estimates and the related fair value of contingent consideration at each reporting period. Changes in the fair value of contingent consideration are recorded in the consolidated statements of operations.

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

Goodwill

Goodwill is not amortized and is reviewed for impairment at least annually. There was no evidence of impairment to goodwill at December 31, 2013. There were no goodwill impairment charges during the fiscal years ended December 31, 2013 and 2012, the nine-month fiscal year ended December 31, 2011, or the nine-month period ended December 31, 2010.

Intangible Assets

Intangible assets are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within cost of product revenue and selling, general and administrative expense in the statements of operations. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future undiscounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at December 31, 2013.

Intangible assets consisted of the following at December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$1,455,382	$(537,589)	8
Patents	240,000	(117,500)	8
Customer relationships	6,897,052	(1,749,713)	8

Total intangible assets	$8,592,434	$(2,404,802)	8

Intangible assets consisted of the following at December 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$1,452,729	$(360,748)	8
Patents	240,000	(87,500)	8
Customer relationships	6,872,383	(934,852)	8

Total intangible assets	$8,565,112	$(1,383,100)	8

Amortization expense for amortized intangible assets was approximately $1,022,000 and $1,017,000 for the years ended December 31, 2013 and 2012, respectively, $158,000 for the nine-month fiscal year ended December 31, 2011 and $134,000 for the nine-month period ended December 31, 2010. The Company expects to record amortization expense of approximately $1,000,000 in each of the next five years.

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

Estimated forfeiture rates—The Company has applied, based on an analysis of its historical forfeitures, annual forfeiture rates of 8% for awards granted to non-executive level employees, 3% for awards granted to executive level employees and 0% for awards granted to non-employee members of the Board of Directors to all unvested stock options as of December 31, 2013. The Company reevaluates this analysis periodically and adjusts these estimated forfeiture rates as necessary. Ultimately, the Company will only recognize expense for those shares that vest.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This newly issued accounting standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU is effective for reporting periods beginning after December 15, 2012. The Company adopted this standard in 2013. The adoption of this standard did not have an impact on our financial position or results of operations and no amounts were reclassified out of accumulated other comprehensive income during 2013.

In July 2013, the FASB issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or a liability when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

3.	Income Taxes

Income tax data for the years ended December 31, 2013 and 2012, and the nine months ended December 31, 2011:

	December 31, 2013	December 31, 2012	December 31, 2011
The components of income from operations before income taxes are as follows:
Domestic	$12,782,598	$11,175,638	$(1,845,024)
Foreign	10,231,223	95,768	248,143

Total	$23,013,821	$11,271,406	$(1,596,881)

The current and deferred components of the provision for income taxes on operations are as follows:
Current	$4,123,752	$312,630	$—
Deferred	2,796,914	(3,197,261)	15,744

Total	$6,920,666	$(2,884,631)	$15,744

The jurisdictional components of the provision for income taxes on operations are as follows:
Federal	$3,322,032	$(2,915,673)	$48,000
State	1,305,388	115,307	—
Foreign	2,293,245	(84,265)	(32,256)

Total	$6,920,666	$(2,884,631)	$15,744

At December 31, 2013, the Company had net operating loss carryforwards of approximately $37,633,000 and business tax credits carryforwards of approximately $1,520,000 available to reduce future federal income taxes, if any. The cumulative U.S. federal net operating loss includes $1,580,000 related to excess tax deductions from share-based payments, the tax benefit of which will be recognized as an increase to additional paid in capital when the deduction reduces current taxes payable. The net operating loss and business tax credits carryforwards will continue to expire at various dates through December 2031. The net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

The Company’s consolidated deferred tax assets (liabilities) consist of the following:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Temporary timing differences	$3,018,000	$4,152,000
Net operating loss carryforwards	12,264,000	15,041,000
Tax business credits carryforwards	1,520,000	2,160,000

Total deferred tax assets	16,802,000	21,353,000
Valuation allowance	(16,571,000)	(18,307,000)

Net deferred tax assets	$231,000	$3,046,000
Deferred tax liabilities:
Goodwill	$(44,000)	$(72,000)
Acquired intangibles	—	—

Net deferred tax assets (liabilities)	$187,000	$2,974,000

The net change in the total valuation allowance was a decrease of $1,736,000 in the year ended December 31, 2013. The valuation allowance decreased by $10,169,000 for the year ended December 31, 2012 and increased by $73,000 for the nine months ended December 31, 2011. Prior to 2012, the Company’s U.S. net operating losses (“NOL’s”) and other deferred tax assets were fully offset by a valuation allowance primarily because the Company was in a cumulative loss position and did not have sufficient history of income to conclude that it was more likely than not that the Company would be able to realize the tax benefits of those deferred tax assets. In the fourth quarter of 2012, the Company entered into a three-year cumulative pre-tax income position and concluded that it was more likely than not that it will generate sufficient taxable income in 2013 based on its 2013 projections to realize the tax benefit of a portion of its deferred tax assets. Thus, the Company reversed $3,021,000 of the deferred tax asset valuation allowance in the U.S in the fourth quarter of 2012. The amount was recorded as a benefit for income taxes in the Company’s consolidated statements of operations and comprehensive income (loss). The Company concluded that realization of deferred tax assets beyond December 31, 2013 is not more likely than not as a result of the fact that the Company will not receive royalty payments from Bristol on U.S. net sales of Orencia after December 31, 2013, and as such, as of December 31, 2013 the Company maintains a valuation allowance against its remaining deferred tax assets.

The reconciliation of the federal statutory rate to the effective income tax rate for the fiscal years ended December 31, 2013 and 2012, and the nine-month fiscal year ended December 31, 2011 is as follows:

	Period Ended,
	December 31, 2013		December 31, 2012		December 31, 2011
Income (loss) before income taxes	$23,013,821	%	$11,271,406	%	$(1,596,881)	%

Expected tax (recovery) at statutory rate	7,824,699	34.0%	3,944,996	35.0%	(542,939)	(34.0)%
Adjustments due to:
Difference between U.S. and foreign tax	(1,227,747)	(5.3)%	(8,332)	(0.1)%	(19,287)	(1.2)%
State income and franchise taxes	1,121,821	4.9%	357,866	3.2%	52,905	3.3%
Business tax credits	(74,999)	(0.3)%	(67,276)	(0.6)%	(68,926)	(4.3)%
Transaction costs	—	0.0%	—	0.0%	240,842	15.1%
Gain on bargain purchase	—	0.0%	(82,422)	(0.7)%	(112,427)	(7.0)%
Permanent differences	(298,185)	(1.3)%	242,629	2.1%	218,989	13.7%
Change in valuation allowance	(508,629)	(2.21)%	(7,272,092)	(64.5)%	246,587	15.4%
Other	83,706	0.4%	—	0.0%	—	0.0%

Provision (benefit) for income taxes	$6,920,666	30.1%	$(2,884,631)	(25.6)%	$15,744	1.0%

The fiscal years ended March 31, 2007 through March 31, 2011 as well as the nine-month fiscal year ended December 31, 2011 and the years ended December 31, 2012 and 2013 are subject to examination by the federal and state taxing authorities. Currently, a corporate excise tax audit is underway in the Commonwealth of Massachusetts (“the Commonwealth”) for the fiscal years ended March 31, 2008 through 2011, and the nine-month period ended December 31, 2011. While no formal assessments have been made to date, for the years ended March 31, 2008 and 2009, two matters have been identified by the Commonwealth in these audits that could result in future assessments. First, the Commonwealth has indicated that it is seeking to disallow up to $713,000 in Research and Development Credits that were generated between 1993 and 2007, and taken as a benefits in 2008 and 2009. Including potential penalties, if any, this amount could increase to $856,000.

In addition, the Commonwealth has indicated it may apportion to Massachusetts, and therefore tax, certain, although not all, payments received by the Company in connection with our intellectual property settlements with ImClone and Bristol Myers Squibb in 2007 and 2008, respectively. The Commonwealth believes that the full $40 million ImClone payment and the initial $5 million Bristol payment received under these settlements are litigation awards as opposed to royalty payments received for the use of intellectual property, as we contend, and therefore are taxable in Massachusetts. However, the Commonwealth agrees with our position that all subsequent Bristol payments received under the settlement are in fact royalty payments and therefore not subject to tax in the Commonwealth. The Company believes the Commonwealth intends to assess up to $1,383,000, or $1,659,000 including potential penalties, in connection with these transactions.

On October 29, 2013, the Company met with the Commonwealth in an attempt to remediate these matters and was not successful. With respect to the R&D credit, the issue for the Company is that the documentation requested by the Commonwealth would be up to twenty years old and simply no longer exists to the standard we no longer believe the Commonwealth will require. In consideration of developments stemming from the October 2013 remediation, we no longer believe the R&D matter meets the “more likely than not” standard for recognition under ASC 740. The Company performed an evaluation of the available documentation in comparison to the recent requests by the Commonwealth, the likelihood of similar matters in other open audit periods, the impact of interest and penalties and other relevant factors and recorded a provision of $800,000 related to this matter during the fourth quarter of 2013.

Conversely, with respect to the apportionment issue, the Company asserts that according to the settlement agreements with ImClone and Bristol, all amounts received were in fact payments in exchange for licenses granted to those entities. The Company further believes the Commonwealth is inconsistent in its approach, taxing some, but not all of the payments received. As such, the Company continues to believe strongly in the legal merits of its position and therefore believes this matter meets the more likely than not standard. Accordingly, no provision has been made for this matter.

As of December 31, 2012, the Company had accumulated Federal research credits of $2,160,000, which were not recognized for financial statement purposes as it was not more likely than not that the Company would have sufficient earnings to realize those benefits in addition to the benefits we may derive from use of our Net Operating Losses. However, given the uncertainty noted above at the state level in the current year regarding the documentation of our historical research credits and their sustainability under audit, the Company recorded a partial reserve of $1,117,000 against cumulative Federal research credits as of December 31, 2013. As the Federal research credits were not previously recognized for financial statement purposes, the recording of this partial reserve had no impact on net income for the year ended December 31, 2013.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

December 31, 2013
Unrecognized tax benefits at January 1, 2013	$—
Gross increases – tax positions in prior period	1,637,936
Gross increases – tax positions in current period	37,249

Unrecognized tax benefits at December 31, 2013	$1,675,185

The amount of unrecognized tax benefits at December 31, 2013 that will impact our effective tax rate are $586,000.

For the year ended December 31, 2013, we recognized interest and penalties of $238,000. As of December 31, 2013 we recognize interest and penalties of $238,000 in the consolidated balance sheet.

At December 31, 2013, the Company has not provided for U.S. income taxes or foreign withholding taxes on outside basis differences of foreign subsidiaries of approximately $8,405,000 as it is the Company’s current intention to permanently reinvest these earnings outside the U.S. It is not practical to estimate the additional taxes that may be payable upon repatriation.

4.	Stockholders’ Equity

Common Stock and Warrants

At December 31, 2013, the Company has reserved 2,790,204 shares of common stock pursuant to the Plans, as described below. On April 6, 2007, the Company issued warrants to an individual at Scripps to purchase up to 150,000 shares of common stock at $0.01 per share, as discussed in Note 10. The warrants have a seven-year term and are exercisable based on performance criteria as detailed in the warrant agreement. At this time, the Company does not believe that the performance criteria are probable of being achieved in the near future.

Stock-Based Compensation

The Company recorded stock-based compensation expense of approximately $1,060,000 and $1,024,000 for the years ended December 31, 2013 and 2012, respectively, for share-based awards granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”) and the Repligen Corporation 2012 Stock Option and Incentive Plan (the “2012 Plan,” and collectively with the 2001 Plan and the 1992 Repligen Corporation Stock Option Plan, the “Plans”). We recorded stock-based compensation expense of approximately $730,000 for the nine-month fiscal year ended December 31, 2011, and $748,000 for the nine-month period ended December 31, 2010 for share-based awards granted under the Plans.

The following table presents stock-based compensation expense in the Company’s consolidated statements of operations:

	Years ended December 31,		Nine Months ended December 31,
	2013	2012	2011	2010 (unaudited)
Cost of product revenue	$74,000	$45,000	$35,000	$38,000
Research and development	97,000	219,000	191,000	164,000
Selling, general and administrative	889,000	760,000	504,000	546,000

Total	$1,060,000	$1,024,000	$730,000	$748,000

The 2012 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Incentive options granted to employees under the Plans generally vest over a four to five-year period, with 20%-25% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At December 31, 2013, options to purchase 1,610,988 shares were outstanding under the Plans. At December 31, 2013, 1,179,216 shares were available for future grant under the 2012 Plan.

The Company uses the Black-Scholes option pricing model to calculate the fair value of share-based awards on the grant date. The fair value of share-based awards granted during the years ended December 31, 2013 and 2012, the nine-month fiscal year ended December 31, 2011, and the nine-month period ended December 31, 2010 were calculated using the following estimated assumptions:

	Years ended December 31,		Nine Months ended December 31,
	2013	2012	2011	2010
Expected term (years)	6.5	6.5	6.5	6.5
Volatility	51.39% - 53.63%	49.76% - 53.54%	53.09% - 55.76%	57.58% - 63.60%
Risk-free interest rate	1.09% - 2.08%	0.89% - 1.06%	1.25% - 2.38%	1.81% - 2.62%
Expected dividend yield	—	—	—	—

Information regarding option activity for the year ended December 31, 2013 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	2,315,090	$4.20
Granted	567,052	7.24
Exercised	(927,654)	4.39
Forfeited/cancelled	(343,500)	4.67

Options outstanding at December 31, 2013	1,610,988	$5.07	6.41	$13,812,307

Options exercisable at December 31, 2013	831,078	$4.13	4.34	$7,905,877

Vested and expected to vest at December 31, 2013 (1)	1,518,371	$4.98	6.29	$13,149,147

(1)	This represents the number of vested options as of December 31, 2013 plus the number of unvested options expected to vest as of December 31, 2013 based on the unvested outstanding options at December 31, 2013 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on December 31, 2013 of $13.64 per share and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2013 and 2012 was approximately $3,723,000 and $1,384,000, respectively. The aggregate intrinsic value of stock options exercised during the nine-month fiscal year ended December 31, 2011 was approximately $8,000.

The weighted average grant date fair value of options granted during the years ended December 31, 2013 and 2012 was $4.31 and $3.62, respectively. The total fair value of stock options that vested during the years ended December 31, 2013 and 2012 was approximately $991,000 and $931,000, respectively. The total fair value of stock options that vested during the nine-month fiscal year ended December 31, 2011 and the nine-month period ended December 31, 2010 was approximately $804,000 and $817,000, respectively.

As of December 31, 2013, there was $1,908,109 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.19 years. We expect 687,293 unvested options to vest over the next five years.

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

Obligations under non-cancelable operating leases, including the facility leases discussed above, as of December 31, 2013 are approximately as follows:

Years Ending	Operating Leases
December 31, 2014	$2,273,000
December 31, 2015	2,273,000
December 31, 2016	2,273,000
December 31, 2017	1,682,000
December 31, 2018	1,090,000
Thereafter	4,525,000

Minimum lease payments	$14,116,000

Rent expense charged to operations under operating leases was approximately $2,437,000 and $2,183,000 for the fiscal years ended December 31, 2013 and 2012, respectively, and $528,000 and $510,000 for the nine-month fiscal year ended December 31, 2011 and the nine-month period ended December 31, 2010, respectively. As of December 31, 2013 and December 31, 2012, the Company had deferred rent liabilities of $2,028,000 and $329,000, respectively, related to the escalating rent provisions for the Waltham headquarters.

Licensing and Research Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements which require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. The Company recorded research and development expenses associated with license agreements of approximately $302,000 for the year ended December 31, 2013, $55,000 for the fiscal year ended December 31, 2012, and $525,000 and $343,000 for the nine-month fiscal year ended December 31, 2011 and the nine-month period ended December 31, 2010, respectively.

In October 2009, the Company entered into an exclusive worldwide commercial license agreement with Families of Spinal Muscular Atrophy (see Note 10). The initial license fee of $500,000 and a related sublicense fee of $175,000 were charged to research and development expenses in the fiscal year ended March 31, 2010. A related sublicense fee of $65,000 was charged to research and development expenses in the fiscal year ended March 31, 2011. A related milestone payment of $500,000 was charged to research and development expenses in the nine month fiscal year ended December 31, 2011. Pursuant to the License Agreement dated December 28, 2012, the Company transferred all rights and obligations related to the FSMA License Agreement to Pfizer.

Purchase Orders, Supply Agreements and Other Contractual Obligations

In the normal course of business, the Company has entered into purchase orders and other agreement with manufacturers, distributors and others. Outstanding obligations at December 31, 2013 of approximately $2,326,000 are expected to be completed within one year.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2013	December 31, 2012
Equipment maintenance and services	521,772	747,273
Prepaid insurance	344,698	365,167
Interest receivable	214,902	140,363
Taxes	135,102	—
Clinical and research expenses	—	15,354
Other	33,350	36,730

Total	$1,249,824	$1,304,887

7.	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2013	December 31, 2012
Employee compensation	$3,166,086	$3,634,839
Taxes	2,324,711	—
Royalty and license fees	1,897,473	1,459,680
Contingent consideration	1,195,248	1,376,877
Professional fees	385,478	418,800
VAT liabilities	7,591	98,162
Unearned revenue	3,341	599,120
Research and development	—	18,300
Other accrued expenses	599,784	692,212

Total	$9,579,712	$8,297,990

8.	Employee Benefit Plans

In the U.S., the Repligen Corporation 401(k) Savings and Retirement Plan (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All U.S. employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to match a portion of the employees’ contributions up to a defined maximum. The match is calculated on a calendar year basis. The Company matched approximately $92,000 for the year ended December 31, 2013, $103,000 for the year ended December 31, 2012, $102,000 for the nine-month fiscal year ended December 31, 2011, and $108,000 for the nine-month period ended December 31, 2010.

In Sweden, the Company contributes to a government-mandated occupational pension plan that is a qualified defined contribution plan. All employees in Sweden are eligible for this pension plan. The Company pays premiums to a third party occupational pension specialist who administers the pension plan. These premiums are based on various factors including each employee’s age, salary, employment history and selected benefits in the pension plan. When an employee terminates or retires, these premium payments cease for that employee and the Company has no further pension-related obligations for that employee. For the fiscal years ended December 31, 2013 and 2012, the Company contributed approximately $457,000 and $532,000, respectively, to the pension plan. For the period from the completion of the Novozymes Acquisition on December 20, 2011 to December 31, 2011, the Company contributed approximately $10,000 to the pension plan.

9.	Royalty Arrangement with Bristol Myers Squibb Company (“Bristol”)

In 2008, the Company together with the University of Michigan entered into a settlement agreement with Bristol related to alleged patent infringement of a certain patent related to the treatment of rheumatoid arthritis. The settlement provided for Bristol to pay royalties on the United States net sales of Orencia® for any clinical indication at a rate of 1.8% for the first $500 million of annual net sales, 2.0% for the next $500 million of annual net sales and 4% of annual net sales in excess of $1 billion for each year from January 1, 2008 until December 31, 2013. These royalty payments have ceased.

Pursuant to the Bristol Settlement, the Company recognized royalty revenue of $17,881,000 and $14,753,000 for the years ended December 31, 2013 and 2012, respectively, $8,769,000 for the nine-month fiscal year ended December 31, 2011, and $7,739,000 for the nine-month period ended December 31, 2010.

The Company must also remit to the University of Michigan 15% of all royalty revenue received from Bristol. Royalty expense was $2,682,000 and $2,213,000 for the years ended December 31, 2013 and 2012, respectively, $1,315,000 for the nine-month fiscal year ended December 31, 2011 and $1,161,000 for the nine-month period ended December 31, 2010. Royalty expense is included on the statements of operations under the line item “Cost of royalty and other revenue.”

10.	License Agreements

Pfizer

On December 28, 2012, the Company entered into an exclusive worldwide outlicensing agreement (the “License Agreement”) with Pfizer to advance the SMA program, which is led by RG3039 and also includes backup compounds and enabling technologies. Under the terms of the License Agreement, the Company received a $5 million upfront payment on January 22, 2013 and a $1 million milestone payment on September 4, 2013. The Company is entitled to receive up to $64 million in potential future milestone payments, a portion of which may be owed to third parties. These potential payments are approximately equally divided between milestones related to clinical development and initial commercial sales in specific geographies. In addition, the Company is entitled to receive royalties on any future sales of RG3039 or any SMA compounds developed under the License Agreement. The License Agreement also provides for tiered and increasing royalty rates which begin in the high single-digits for RG-3039 or lesser amounts for any backup compounds developed under the License Agreement. The Company’s receipt of these royalties is subject to an obligation under an existing in-license agreement and other customary offsets and deductions. Royalties are payable, on a country-by-country basis, for a duration based upon the later of (a) expiration of the licensed patent(s) or (b) a predetermined time after the first commercial sale of the first such product in such country.

Pursuant to the License Agreement, Pfizer assumed virtually all of the costs associated with completing the required clinical trials for the SMA program as well as obtaining FDA approval of the respective NDA. The Company was obligated to conduct additional activities in support of this program, which included completion of the second cohort of the ongoing Phase I trial and supporting the transition of the program to Pfizer. The Company provided specific technology transfer services to Pfizer who has assumed full responsibility for the SMA program moving forward, including the conduct of any registration trials necessary for any product approvals. The Company had completed its obligation with respect to this program as of September 30, 2013. Pfizer may terminate the license agreement at any time for convenience. There are no refund provisions in the License Agreement.

Activities under this agreement were evaluated in accordance with ASC 605-25 to determine if they represented a multiple element revenue arrangement. The Company identified the following deliverables in the Pfizer agreement:

•	An exclusive license to research, develop, manufacture, commercialize and use RG3039 and backup compounds for the treatment of SMA and other disorders (the “License”);

•	Research and development services designed to transition the SMA program to Pfizer pursuant to a transition plan (the “Transition Services”);

•	The completion of the second cohort of a phase I clinical trial that was underway at the time the License Agreement was signed; and

•	An inventory of RG3039, that could be used in clinical development, specifically to complete the phase I clinical trial, referenced immediately above (the “Clinical Trial Material”).

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

The Company recognized the revenues related to the transfer of Clinical Trial Material upon transfer of title and risk of loss to Pfizer. The Company recognized revenues related to the Transition Services and the completion of the second cohort ratably over the first six months of 2013.

In addition to the $5 million up-front payment and the $1,000,000 milestone already received, the Company is also eligible to receive $64 million in potential milestone payments comprised of: (i) up to $29 million related to the achievement of specified clinical milestone events; and (ii) up to $35 million related to the achievement of specified commercial sales events, specifically first commercial sale in specific territories.

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

Pursuant to the Scripps License Agreement, the Company agreed to pay Scripps an initial license fee of $300,000, certain royalty and sublicense fees and, in the event that the Company achieved specified developmental and commercial milestones, certain additional milestone payments. Total future milestone payments, if all milestones had been achieved, would have been approximately $4,300,000. In addition, the Company issued Scripps and certain of its designees 87,464 shares of the Company’s common stock, which had a value of $300,000 on the date of issuance.

In connection with the Scripps License Agreement, the Company issued warrants to an individual at Scripps to purchase up to 150,000 shares of common stock. The warrants have a seven-year term and are exercisable based on performance criteria as detailed in the warrant agreement governing such warrants. No expense has been recorded related to these warrants through December 31, 2013, as none of the performance criteria have been achieved. At this time, the Company does not believe that the performance criteria are probable of being achieved.

11.	Subsequent Event

On January 21, 2014, the Company entered into an agreement to sell its histone deacetylase inhibitor (HDACi) portfolio to BioMarin Pharmaceutical Inc. The HDACi portfolio includes multiple orally bioavailable small molecule compounds as well as enabling technologies. Under the terms of the agreement, the Company will receive an upfront payment of $2 million from BioMarin and it has the potential to receive up to $160 million in future milestone payments for the development, regulatory approval and commercial sale of portfolio compounds included in the agreement. In addition, Company is eligible to receive royalties on sales of therapeutic products originating from the HDACi portfolio. Potential applications of the HDACi portfolio include Friedreich’s ataxia and other neurological disorders. Pursuant to this agreement, the Company transferred all rights and obligations related to the Scripps License Agreement to BioMarin Pharmaceutical Inc.

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

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(in thousands, except per share amounts)
Revenue:
Product revenue	$10,350	$12,184	$13,014	$11,934	$9,710	$11,123	$11,659	$9,342
Royalty and other revenue	5,032	6,638	4,495	4,522	9,104	3,981	3,865	3,482

Total revenue	15,382	18,822	17,509	16,456	18,814	15,104	15,524	12,824
Operating expenses:
Cost of product revenue	4,627	5,659	5,298	6,897	5,920	6,419	7,345	5,273
Cost of royalty and other revenue	738	724	643	577	620	594	537	462
Research and development	1,422	1,430	2,306	2,183	2,343	2,433	2,906	2,808
Selling, general and administrative	3,367	2,902	3,124	3,308	3,253	3,126	3,418	3,428
Contingent consideration – fair value adjustments	45	65	35	(54)	267	344	—	—
Gain on bargain purchase	—	—	—	—	—	—	—	(314)

Total operating expenses	10,199	10,780	11,406	12,911	12,403	12,916	14,206	11,657
Income from operations	5,183	8,042	6,103	3,545	6,411	2,188	1,318	1,167
Investment income	98	76	65	62	62	95	29	31
Interest income (expense)	(12)	(12)	(12)	(14)	(14)	7	(27)	(22)
Other income (expense)	(54)	37	(122)	29	(41)	(500)	458	109

Income before income taxes	5,215	8,143	6,034	3,622	6,418	1,790	1,778	1,285
Income tax provision (benefit)	1,887	2,255	1,495	1,284	(3,135)	(16)	208	59

Net income	$3,328	$5,888	$4,539	$2,338	$9,553	$1,806	$1,570	$1,226

Earnings per share:
Basic	$0.10	$0.18	$0.14	$0.07	$0.31	$0.06	$0.05	$0.04

Diluted	$0.10	$0.18	$0.14	$0.07	$0.30	$0.06	$0.05	$0.04

Weighted average shares outstanding:
Basic	31,916	31,858	31,644	31,241	31,132	30,948	30,845	30,730

Diluted	32,708	32,552	32,317	31,855	31,600	31,256	31,149	31,010