Form 10-Q
period 2014-03-31
REPLIGEN CORP
filed 2014-05-09
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 14, 2014.

Class	Number of Shares
Common Stock, par value $.01 per share	32,039,883

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$49,209,621	$39,829,653
Marketable securities	21,551,398	21,793,550
Accounts receivable, less reserve for doubtful accounts of $10,000	5,036,909	4,946,132
Royalties and other receivables	—	6,730,818
Inventories	11,441,317	11,798,638
Deferred tax asset, net	1,984	1,984
Prepaid expenses and other current assets	1,456,208	1,249,824

Total current assets	88,697,437	86,350,599

Property, plant and equipment, at cost:
Leasehold improvements	9,207,709	8,973,615
Equipment	13,939,322	13,684,954
Furniture and fixtures	2,175,604	2,116,017
Construction in progress	35,168	21,647

Total property, plant and equipment, at cost	25,357,803	24,796,233
Less: Accumulated depreciation	(12,911,214)	(12,287,010)

Property, plant and equipment, net	12,446,589	12,509,223
Long-term deferred tax asset, net	176,742	184,848
Long-term marketable securities	10,904,518	12,218,602
Intangible assets, net	5,915,105	6,187,632
Goodwill	994,000	994,000
Restricted cash	200,000	200,000

Total assets	$119,334,391	$118,644,904

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,483,447	$1,721,459
Accrued liabilities	5,638,935	9,579,712

Total current liabilities	7,122,382	11,301,171
Other long-term liabilities	3,360,477	3,457,631
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 32,040,683 shares at March 31, 2014 and 31,925,741 shares at December 31, 2013 issued and outstanding	320,407	319,257
Additional paid-in capital	191,454,083	190,625,937
Accumulated other comprehensive income	1,857,361	1,998,330
Accumulated deficit	(84,780,319)	(89,057,422)

Total stockholders’ equity	108,851,532	103,886,102

Total liabilities and stockholders’ equity	$119,334,391	$118,644,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2014	2013
Revenue:
Product revenue	$14,334,687	$11,934,269
Royalty and other revenue	1,991,166	4,521,724

Total revenue	16,325,853	16,455,993
Operating expenses:
Cost of product revenue	6,335,064	6,896,608
Cost of royalty revenue	—	576,857
Research and development	1,200,990	2,183,404
Selling, general and administrative	3,383,610	3,308,099
Contingent consideration – fair value adjustments	98,320	(53,974)

Total operating expenses	11,017,984	12,910,994

Income from operations	5,307,869	3,544,999
Investment income	101,816	61,519
Interest expense	(14,085)	(13,531)
Other income	2,505	29,081

Income before income taxes	5,398,105	3,622,068
Income tax provision	1,121,002	1,283,832

Net income	$4,277,103	$2,338,236

Earnings per share:
Basic	$0.13	$0.07

Diluted	$0.13	$0.07

Weighted average shares outstanding:
Basic	31,962,843	31,240,606

Diluted	32,831,019	31,855,428

Other comprehensive income:
Unrealized gain (loss) on investments	2,184	(1,983)
Foreign currency translation loss	(143,153)	(256,608)

Comprehensive income	$4,136,134	$2,079,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income:	$4,277,103	$2,338,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	892,407	818,920
Stock-based compensation expense	307,425	250,071
Deferred tax expense	7,566	(112,403)
Loss (gain) on revaluation of contingent consideration	98,320	(53,974)
Changes in assets and liabilities:
Accounts receivable	(94,064)	(2,772,175)
Royalties and other receivables	6,730,818	5,284,800
Inventories	331,087	872,260
Prepaid expenses and other current assets	(209,701)	(51,472)
Accounts payable	(236,176)	(548,648)
Accrued liabilities	(3,999,779)	(1,301,152)
Long-term liabilities	(106,216)	(1,129,760)

Net cash provided by operating activities	7,998,790	3,594,703

Cash flows from investing activities:
Purchases of marketable securities	(8,970,763)	(10,538,701)
Redemptions of marketable securities	10,529,183	5,811,555
Purchases of property, plant and equipment	(596,788)	(322,099)

Net cash provided by (used in) investing activities	961,632	(5,049,245)

Cash flows from financing activities:
Exercise of stock options	497,709	956,721

Net cash provided by financing activities	497,709	956,721

Effect of exchange rate changes on cash and cash equivalents	(78,163)	(141,985)

Net increase (decrease) in cash and cash equivalents	9,379,968	(639,806)
Cash and cash equivalents, beginning of period	39,829,653	29,209,821

Cash and cash equivalents, end of period	$49,209,621	$28,570,015

Supplemental disclosure of non-cash investing activities:
Income taxes paid	$466,000	$659,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The consolidated financial statements included herein have been prepared by Repligen Corporation (the “Company,” “Repligen” or “we”) in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Goodwill

Goodwill is not amortized and is reviewed for impairment at least annually. There was no evidence of impairment to goodwill at March 31, 2014. There were no goodwill impairment charges during the three-month period ended March 31, 2014.

Intangible Assets

Intangible assets are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within selling, general and administrative expense in the Company’s statements of comprehensive income (loss). Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at March 31, 2014.

Intangible assets consisted of the following at March 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$1,453,006	$(581,084)	8
Patents	240,000	(125,000)	8
Customer relationships	6,874,961	(1,946,778)	8

Total intangible assets	$8,567,967	$(2,652,862)	8

Intangible assets consisted of the following at December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$1,455,382	$(537,589)	8
Patents	240,000	(117,500)	8
Customer relationships	6,897,052	(1,749,713)	8

Total intangible assets	$8,592,434	$(2,404,802)	8

Amortization expense for amortized intangible assets was approximately $248,000 for the three months ended March 31, 2014. The Company expects to record amortization expense of approximately $1,000,000 in each of the next five years related to these intangible assets.

3.	Revenue Recognition

Product Sales

The Company generates revenue from the sale of products. Historically, the Company also generated revenue from licensing transactions and research and development collaborations. The Company’s product revenues are from the sale of bioprocessing products to customers in the life science and biopharmaceutical industries. Revenue related to product sales is recognized upon delivery of the product to the customer as long as there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Determination of whether these criteria have been met are based on management’s judgments primarily regarding the fixed nature of the fee charged for the product delivered and the collectability of those fees. The Company has a few longstanding customers who comprise the majority of revenue and have excellent payment histories and therefore the Company does not require collateral. The Company has had no significant write-offs of uncollectible invoices in the periods presented.

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

Sale of Intellectual Property to BioMarin

In January 2014, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with BioMarin Pharmaceutical Inc. (“BioMarin”) to sell Repligen’s histone deacetylase inhibitor (HDACi) portfolio. Pursuant to the terms of the Asset Purchase Agreement, the Company received $2 million from BioMarin as an upfront payment on January 30, 2014. The Company is entitled to receive up to $160 million in potential future milestone payments for the development, regulatory approval and commercial sale of portfolio compounds included in the agreement. These potential milestone payments are approximately 37% related to clinical development and 63% related to initial commercial sales in specific geographies. In addition, Repligen is eligible to receive royalties on sales of therapeutic products originating from the HDACi portfolio. The royalty rates are tiered and begin in the mid-single-digits for the first HDACi portfolio product and for the first non-HDACi portfolio product with lesser amounts for any backup products developed under the Asset Purchase Agreement. Repligen’s receipt of these royalties is subject to customary offsets and deductions. There are no refund provisions in this agreement. The Company recognized $2 million of revenue in the three months ended March 31, 2014 related to the transfer of the HDACi technology under the Asset Purchase Agreement. Any milestones earned upon specified clinical development or commercial sales events or future royalty payments, under the Asset Purchase Agreement will be recognized as revenue when they are earned.

Activities under this agreement were evaluated in accordance with ASC 605-25 to determine if they represented a multiple element revenue arrangement. We identified the following deliverables in the BioMarin agreement:

•	The assignment by Repligen to BioMarin of the Repligen Technology (“Repligen Know-How” and “Repligen Patents”) and the Scripps Agreement (the “Transferred Assets”);

•	The transfer of certain notebooks, data, documents, biological materials (if any) and other such documents in our possession that might be useful to further development of the program (the “Technology Transfer”).

Two criteria must be met in order for a deliverable to be considered a separate unit of accounting. The first criterion requires that the delivered item or items have value to the customer on a stand-alone basis. The second criterion, which relates to evaluating a general right of return, is not applicable because such a provision does not exist in the Asset Purchase Agreement. The deliverables outlined above were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting. Factors considered in this determination included, among other things, BioMarin’s right under the agreement to assign the Transferred Assets, whether any other vendors sell the items separately and if BioMarin could use the delivered item for its intended purpose without the receipt of the remaining deliverables. If multiple deliverables included in an arrangement are separable into different units of accounting, the multiple-element arrangements guidance addresses how to allocate the arrangement consideration to those units of accounting. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. Arrangement consideration is allocated at the inception of the arrangement to the identified units of accounting based on their relative selling price.

We identified the arrangement consideration to allocate among the units of accounting as the $2.0 million non-refundable up-front payment and the $126,375 payment to be received upon completion of the Technology Transfer. We excluded the potential milestone payments provided for in the Asset Purchase Agreement from the arrangement consideration as they were not considered fixed or determinable at the time the Asset Purchase Agreement was signed. Because we had not sold these items on a standalone basis previously, we had no vendor-specific objective evidence of selling price. Furthermore, we did not have detailed third-party evidence of selling price, and as a result we used our best estimate of selling price for each item. In determining these prices, we considered what we would be willing to sell the items for on a standalone basis, what the market would bear for such items and what another party might charge for these items.

The up-front arrangement consideration allocated to the Transferred Assets was recognized upon execution of the Asset Purchase Agreement as the risks and rewards associated with the Transferred Assets transferred at that time. We used a discounted cash flow analysis to determine the value of the Transferred Assets. Key assumptions in the analysis included: the estimated market size for a compound targeted at Friedreich’s ataxia, the estimated remaining costs of development and time to commercialization, and the probability of successfully developing and commercializing the program. Based on this analysis, we allocated $2,115,000 to the value of the Transferred Assets. However, as the recognize revenue is limited to the non-contingent consideration received, we recognized $2,000,000, the amount of the up-front payment, as revenue in the three months ended March 31, 2014.

The estimated selling price of the Technology Transfer items was approximately $300,000 resulting in consideration allocation of approximately $11,000. However, as this item was not delivered prior to March 31, 2014, we did not recognize any revenue related to the Technology Transfer in the three months ended March 31, 2014. We expect the Technology Transfer to be delivered by June 30, 2014.

We believe that a change in the key assumptions used to determine best estimate of selling price for each of the deliverables would not have a significant effect on the allocation of arrangement consideration.

In addition to the $2 million up-front payment, we are also eligible to receive up to $160 million in potential milestone payments from BioMarin comprised of:

•	Up to $60 million related to the achievement of specified clinical and regulatory milestone events; and

•	Up to $100 million related to the achievement of specified commercial sales events, specifically the first commercial sale in specific territories.

We evaluated the potential milestones in accordance with ASC 605-28, which allows an entity to make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This evaluation included an assessment of the risks that must be overcome to achieve the respective milestone as well as whether the achievement of the milestone was due in part to our initial clinical work, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. Milestones that are not considered substantive are recognized as earned if there are no remaining performance obligations or over the remaining period of performance, assuming all other revenue recognition criteria are met.

We believe that the $60 million of specified clinical and regulatory milestone payments are substantive. Therefore, any such milestones achieved will be recognized as revenue when earned.

Any milestones achieved upon specified commercial sales events or future royalty payments are considered contingent revenue under the Asset Purchase Agreement, and will be recognized as revenue when they are earned as there are no undelivered elements remaining and no continuing performance obligations under the arrangement.

Pfizer License Agreement

In December 2012, the Company entered into an exclusive worldwide licensing agreement (the “License Agreement”) with Pfizer Inc. (“Pfizer”) to advance the spinal muscular atrophy program, or SMA program. Pursuant to the terms of the License Agreement, the Company received $5 million from Pfizer as an upfront payment on January 22, 2013 and a $1 million milestone payment on September 4, 2013. The Company is entitled to receive up to $64 million in potential future payments, a portion of which may be owed to third parties. These potential payments are approximately equally divided between milestones related to clinical development and initial commercial sales in specific geographies. In addition, the Company is entitled to receive royalties on any future sales of RG3039 or any SMA compounds developed under the License Agreement. The royalty rates are tiered and begin in the high single-digits for RG3039 or lesser amounts for any backup compounds developed under the License Agreement. Repligen’s receipt of these royalties is subject to an obligation under an existing in-license agreement and other customary offsets and deductions. There are no refund provisions in this agreement. The Company recognized $4,876,000 of revenue related to the value of the license in the year ended December 31, 2012. The Company recognized $0 and $55,000 of revenue in the three months ended March 31, 2014 and 2013, respectively, related to the delivery of clinical and transition services under the License Agreement. Any milestones earned upon specified commercial sales events or future royalty payments, under the License Agreement will be recognized as revenue when they are earned.

Orencia Royalty

In April 2008, the Company settled its outstanding litigation with Bristol-Myers Squibb Company (“Bristol”) and began recognizing royalty revenue in fiscal year 2009 for Bristol’s net sales in the United States of Orencia® which is used in the treatment of rheumatoid arthritis. The royalty agreement with Bristol provided that the Company would receive such royalty payments on sales of Orencia® by Bristol through December 31, 2013. These royalty payments have ceased. Pursuant to the settlement with Bristol (“Bristol Settlement”), the Company recognized royalty revenue of approximately $0 and $3,846,000 for the three months ended March 31, 2014 and 2013, respectively. Revenue earned from Bristol royalties was recorded in the periods when it was earned based on royalty reports sent by Bristol to the Company. The Company has no continuing obligations to Bristol as a result of this settlement.

Pursuant to the Bristol Settlement, Repligen remitted to the University of Michigan 15% of all royalty revenue received from Bristol. Royalty expense for the three months ended March 31, 2014 and March 31, 2013 was approximately $0 and $577,000, respectively. This operating expense has been included in the Company’s Statements of Operations under the line item “Cost of royalty revenue.”

Research and Development Agreements

For the three months ended March 31, 2014 and March 31, 2013, the Company recognized approximately $0 and $621,000, respectively, of revenue from a sponsored research and development project under an agreement with the National Institutes of Health / Scripps Research Institute.

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

4.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income by component:

(In thousands)	Unrealized gain (loss) on investments	Foreign currency translation gain (loss)	Total
Balance at December 31, 2013	$(5,281)	$2,003,611	$1,998,330
Other comprehensive income before reclassifications	2,184	(143,153)	(140,969)
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current period other comprehensive income	2,184	(143,153)	(140,969)

Balance at March 31, 2014	$(3,097)	$1,860,458	$1,857,361

5.	Earnings Per Share

The Company reports earnings per share in accordance with Accounting Standards Codification Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options and warrants. Under the treasury stock method, unexercised “in-the-money” stock options and warrants are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting are considered participating securities and are considered in the calculation of basic and diluted earnings per share. Performance based option awards have been excluded from this calculation as they would not be issuable as of March 31, 2014 if that were the end of the contingency period.

Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended March 31,
	2014	2013
Weighted average common shares	31,962,843	31,240,606
Dilutive common stock options	868,176	614,822

Weighted average common shares, assuming dilution	32,831,019	31,855,428

At March 31, 2014, there were outstanding options to purchase 1,675,077 shares of the Company’s common stock at a weighted average exercise price of $5.78 per share. For the three-month period ended March 31, 2014, 207,431 options to purchase shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

At March 31, 2013, there were outstanding options to purchase 2,231,590 shares of the Company’s common stock at a weighted average exercise price of $4.40 per share. For the three-month period ended March 31, 2013, 516,500 options to purchase shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

6.	Stock-Based Compensation

For the three months ended March 31, 2014 and 2013, the Company recorded stock-based compensation expense of $307,425 and $250,071, respectively, for share-based awards granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”) and the Repligen Corporation 2012 Stock Option and Incentive Plan (the “2012 Plan,” and collectively with the 2001 Plan and the 1992 Repligen Corporation Stock Option Plan, the “Plans”).

The following table presents stock-based compensation expense included in the Company’s consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2014	2013
Cost of product revenue	$26,562	$11,664
Research and development	31,603	7,640
Selling, general and administrative	249,260	230,767

Total	$307,425	$250,071

The 2012 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Incentive options granted to employees under the Plans generally vest over a four to five-year period, with 20%-25% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At March 31, 2014, options to purchase 1,675,077 shares were outstanding under the Plans. At March 31, 2014, 944,646 shares were available for future grant under the 2012 Plan.

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

Information regarding option activity for the three months ended March 31, 2014 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	1,610,988	$5.07
Granted	181,431	11.14
Exercised	(114,942)	4.54
Forfeited/Cancelled	(2,400)	5.12

Options outstanding at March 31, 2014	1,675,077	$5.78	6.98	$12,256,703

Options exercisable at March 31, 2014	834,186	$4.29	5.13	$7,146,702

Vested and expected to vest at March 31, 2014 (1)	1,577,600	$5.67	6.88	$11,700,596

(1)	This represents the number of vested options as of March 31, 2014 plus the number of unvested options expected to vest as of March 31, 2014 based on the unvested outstanding options at March 31, 2014 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2014 of $12.86 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2014.

The weighted average grant date fair value of options granted during the three months ended March 31, 2014 and 2013 was $10.58 and $3.26, respectively. The total fair value of stock options that vested during the three months ended March 31, 2014 and 2013 was approximately $343,667 and $232,617, respectively.

As of March 31, 2014, there was $3,364,170 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.09 years. The Company expects 743,414 unvested options to vest over the next five years.

7.	Cash, Cash Equivalents and Marketable Securities

At March 31, 2014 and December 31, 2013, the Company’s investments included money market funds as well as short-term and long-term marketable securities. These marketable securities are classified as available-for-sale. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are securities with maturities of greater than one year. The average remaining contractual maturity of marketable securities at March 31, 2014 is approximately 9.53 months.

Management reviewed the Company’s investments as of March 31, 2014 and December 31, 2013 and concluded that there are no securities with other than temporary impairments in the investment portfolio. The Company does not intend to sell any investments in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Investments in money market funds and marketable securities consisted of the following at March 31, 2014:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$9,529,909	$2,415	$(120)	$9,532,204
Corporate and other debt securities	12,016,880	4,043	(1,729)	12,019,194

	21,546,789	6,458	(1,849)	21,551,398
Long-term marketable securities:
U.S. Government and agency securities	8,918,120	516	(8,279)	8,910,357
Corporate and other debt securities	1,994,104	1,915	(1,858)	1,994,161

	10,912,224	2,431	(10,137)	10,904,518

Total	$32,459,013	$8,889	$(11,986)	$32,455,916

At March 31, 2014, the Company’s investments included thirty securities in unrealized loss positions with a total unrealized loss of approximately $12,000 and a total fair market value of approximately $14,141,000. All investments with gross unrealized losses have been in unrealized loss positions for less than 12 months. The unrealized losses were caused primarily by current economic and market conditions. There was no change in the credit risk of the securities. There were no realized gains or losses on the investments for the three months ended March 31, 2014 or the year ended December 31, 2013.

Investments in money market funds and marketable securities consisted of the following at December 31, 2013:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$8,165,464	$435	$(630)	$8,165,269
Corporate and other debt securities	13,626,690	3,636	(2,045)	13,628,281

	21,792,154	4,071	(2,675)	21,793,550
Long-term marketable securities:
U.S. Government and agency securities	11,599,415	466	(7,034)	11,592,847
Corporate and other debt securities	625,882	100	(227)	625,755

	12,225,297	566	(7,261)	12,218,602

Total	$34,017,451	$4,637	$(9,936)	$34,012,152

The contractual maturities of money market funds and marketable securities at March 31, 2014 were as follows:

	Amortized Cost	Fair Value
Due in 1 year or less	$21,546,789	$21,551,398
Due in 1 to 2 years	10,912,224	10,904,518

	$32,459,013	$32,455,916

8.	Fair Value Measurement

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

The Company’s fixed income investments are comprised of obligations of U.S. government agencies and corporate marketable securities. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. At least annually, the Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2014.

The following fair value hierarchy table presents information about each major category of the Company’s assets measured at fair value on a recurring basis as of March 31, 2014:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$11,953,743	$—	$—	$11,953,743
U.S. Government and agency securities	10,204,720	8,237,841	—	18,442,561
Corporate and other debt securities	—	14,013,355	—	14,013,355

Total	$22,158,463	$22,251,196	$—	$44,409,659

The Company has no other assets or liabilities for which fair value measurement is either required or has been elected to be applied, other than the liabilities for contingent consideration recorded in connection with the Novozymes Acquisition and the acquisition of the assets of BioFlash Partners, LLC (“BioFlash”). The contingent consideration related to Novozymes is valued based upon an updated agreement with Novozymes Biopharma DK A/S, a company organized under the laws of Denmark (“Novozymes Denmark”). The contingent consideration related to BioFlash is valued using management’s estimates of royalties to be paid to the former shareholders of BioFlash based on sales of the acquired assets. These valuations are Level 3 valuations as the primary inputs are unobservable. Changes in the fair value of contingent consideration in the three-month period ended March 31, 2014 are primarily attributable to a $80,000 minimum royalty payment made to BioFlash, which was previously accrued, and a fair value adjustment of approximately $92,000 due to our agreement with Novozymes Denmark. The following table provides a roll forward of the fair value of the contingent consideration:

Balance at December 31, 2013	$1,648,928
Additions	—
Payments	(80,000)
Changes in fair value	97,777

Balance at March 31, 2014	$1,666,705

There were no remeasurements to fair value during the three months ended March 31, 2014 of financial assets and liabilities that are not measured at fair value on a recurring basis.

9.	Inventories

Inventories relate to the Company’s bioprocessing business. The Company values inventory at cost or, if lower, fair market value, using the first-in, first-out method. The Company reviews its inventories at least quarterly and records a provision for excess and obsolete inventory based on its estimates of expected sales volume, production capacity and expiration dates of raw materials, work-in process and finished products. Expected sales volumes are determined based on supply forecasts provided by key customers for the next three to 12 months. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of product revenue. Manufacturing of bioprocessing finished goods is done to order and tested for quality specifications prior to shipment. Reserves for excess and obsolete inventory were approximately $182,000 at March 31, 2014 and $183,000 at December 31, 2013.

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories consist of the following:

	March 31, 2014	December 31, 2013
Raw materials	$4,224,034	$4,557,870
Work-in-process	3,032,739	4,285,648
Finished products	4,184,544	2,955,120

Total	$11,441,317	$11,798,638

10.	Accrued Liabilities

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

Accrued liabilities consist of the following:

	March 31, 2014	December 31, 2013
Employee compensation	$2,228,965	$3,166,086
Taxes	655,703	2,324,711
Royalty and license fees	560,501	1,897,473
Contingent consideration (current portion)	1,313,145	1,195,248
Unearned revenue	—	3,341
Professional fees	402,820	385,478
VAT liabilities	—	7,591
Other accrued expenses	477,801	599,784

Total	5,638,935	9,579,712

11.	Commitments and Contingencies

In March 2014, the Company entered into an amendment of its existing lease to expand the rented space from 55,694 to 75,594 square feet at 41 Seyon Street, Waltham, Massachusetts. Pursuant to the terms of the amended lease, Repligen will lease an additional 19,900 square feet (the “Expansion Space”) for a period of eight years and one month, commencing on August 1, 2014 or the date upon which the landlord’s improvements to the Expansion Space have been completed, whichever is later. The Expansion Space shall become a part of Repligen’s corporate headquarters.

The amended lease provides for additional rent expense of approximately $361,000 on an annualized basis. The amended lease also requires an increased security deposit from $200,000 to $450,000 and continues to require the Company to pay a proportionate share of certain of the landlord’s annual operating costs and real estate taxes. Future minimum rental commitments under the amended lease as of March 31, 2014 are approximately $908,000 and $1,371,000 for the remainder of the year ending December 31, 2014, and the years ending December 31, 2015, 2016, 2017 and 2018, respectively.

12.	Income Taxes

For the three months ended March 31, 2014, the Company had income before taxes of approximately $5,398,000 and recorded a tax provision of approximately $1,121,000 for an effective tax rate of approximately 20.8%. This is based on an expected effective tax rate of 20.9% for the year ending December 31, 2014. For the three months ended March 31, 2013, the Company had income before taxes of approximately $3,622,000 and recorded a tax provision of $1,284,000 for an effective tax rate of approximately 35.45%. This was based on an expected effective tax rate of 28.21% for the year ending December 31, 2013 plus approximately $298,000 of discrete items recognized in the quarter ended March 31, 2013. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the U.S. statutory tax rate primarily due to the lower statutory tax rate in Sweden.

The Company has net operating loss carryforwards of approximately $37,633,000 and business tax credits carryforwards of approximately $1,520,000 available to reduce future federal income taxes, if any. The net operating loss and business tax credits carryforwards will continue to expire at various dates through December 2031. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

In the fourth quarter of 2012, we entered into a cumulative pre-tax income position and concluded that it was more likely than not that we would generate sufficient taxable income in 2013 based on our 2013 projections to realize the tax benefit of a portion of our deferred tax assets. We accordingly recorded a tax benefit in the fourth quarter of 2012 that included the reversal of $3,021,000 of the valuation allowance on our deferred tax assets. At December 31, 2013, as a result of the fact that we no longer receive royalty payments on Bristol’s sales of Orencia, we concluded that realization of deferred tax assets beyond December 31, 2013 was not more likely than not and we therefore maintained a valuation allowance against the majority of our remaining deferred tax assets. As of March 31, 2014, we continue to maintain a valuation allowance against the majority of our remaining deferred tax assets as we concluded that realization of deferred tax assets for the year ended December 31, 2014 and beyond was not more likely than not.

13.	Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three months ended March 31,
	2014	2013
United States	49%	47%
Sweden	32%	39%
United Kingdom	18%	12%
Other	1%	2%

	100%	100%

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Three months ended March 31,
	2014	2013
Upfront payment from sale of intellectual property to BioMarin	12%	—
Orencia® Royalties from Bristol	—	24%
Bioprocessing Customer A	40%	38%
Bioprocessing Customer B	22%	12%
Bioprocessing Customer C	14%	15%

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable and royalties and other receivables balances are as follows:

	March 31, 2014	December 31, 2013
Orencia® Royalties from Bristol	—	42%
Bioprocessing Customer A	58%	17%
Bioprocessing Customer B	22%	8%
Tenant improvement allowance due from landlord	—	15%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a life sciences company that develops, manufactures and markets high-value, consumable bioprocessing products for life sciences companies and biopharmaceutical manufacturing companies worldwide. We are a world-leading manufacturer of both native and recombinant forms of Protein A, critical reagents used in biomanufacturing to separate and purify monoclonal antibodies, a type of biologic drug. We also supply several growth factor products used to increase cell culture productivity during the biomanufacturing process. In the expanding area of flexible biomanufacturing technologies, we have developed and currently market a series of OPUS (Open-Platform, User-Specified) chromatography columns for use in clinical-scale manufacturing. We generally manufacture and sell Protein A and growth factors to life sciences companies under long-term supply agreements and sell our chromatography columns, as well as media and quality test kits, directly to biopharmaceutical companies or contract manufacturing organizations. We refer to these activities as our bioprocessing business. Our manufacturing facilities are located in the United States and Sweden.

Historically, Repligen also conducted activities aimed at developing proprietary therapeutic drug candidates, often with a potential of entering into a collaboration with a larger commercial stage pharmaceutical or biotechnology company in respect of these programs. In addition, we out-licensed certain intellectual property to Bristol-Myers Squibb Company, or Bristol, from which we received royalties on Bristol’s net sales in the United States of their product Orencia®. These royalty payments from Bristol ceased on December 31, 2013. As part of our strategic decision in 2012 to focus our efforts on our core bioprocessing business, we reduced our efforts on our clinical development programs and increased our efforts to find collaboration partners to pursue the development and, if successful, the commercialization of these drug programs. The current status of our therapeutic drug development portfolio is:

•	On January 21, 2014, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with BioMarin Pharmaceutical Inc. (“BioMarin”) to advance Repligen’s histone deacetylase inhibitor (HDACi) portfolio. Pursuant to the terms of the Asset Purchase Agreement, we received $2 million from BioMarin as an upfront payment on January 30, 2014. The Company is entitled to receive up to $160 million in potential future milestone payments for the development, regulatory approval and commercial sale of portfolio compounds included in the agreement. In addition, Repligen is eligible to receive royalties on sales of therapeutic products originating from the HDACi portfolio.

•	On December 28, 2012, we out-licensed our spinal muscular atrophy program, or SMA program, led by RG3039, a small molecule drug candidate in clinical development for SMA, to Pfizer Inc., or Pfizer. Pursuant to the license agreement, Pfizer assumed the majority of the costs associated with completing the required clinical trials for this program as well as obtaining U.S. Food and Drug Administration (“FDA”) approval of the respective new drug application (“NDA”). Under the license agreement, we were obligated to conduct additional activities in support of this program, which included completing the second cohort of the initial Phase I trial for RG3039 and supporting the transition of the program to Pfizer. We completed all of our obligations under the license agreement in 2013.

•	Our clinical development portfolio also includes RG1068, a synthetic human hormone developed as a novel imaging agent for the improved detection of pancreatic duct abnormalities in combination with magnetic resonance imaging in patients with pancreatitis and potentially other pancreatic diseases. We submitted an NDA to the FDA and a marketing authorization application to the European Medicines Agency in the first quarter of 2012. In the second quarter of 2012, we received a complete response letter from the FDA, indicating the need for additional clinical efficacy and safety trial data. We have also received from the FDA the requirements for an additional registration study. We believe this information may be a factor in the decision by third-parties that may wish to pursue a development or commercialization agreement with us for RG1068. We expect that any additional development activities in the future will be supported by sponsors or other third parties.

Critical Accounting Policies and Estimates

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our critical accounting policies in Management’s Discussion and Analysis and our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to our critical accounting policies since December 31, 2013.

Results of Operations

Three months ended March 31, 2014 vs. March 31, 2013

Revenues

Total revenues for the three-month periods ended March 31, 2014 and 2013 were comprised of the following:

	Three months ended March 31,		% Change
	2014	2013	2014 vs. 2013
	(in thousands, except percentages)
Bioprocessing product revenue	$14,335	$11,934	20%
Royalty and other revenue	1,991	4,522	-56%

Total revenue	$16,326	$16,456	-1%

Sales of bioprocessing products for the three months ended March 31, 2014 and 2013 were $14,335,000 and $11,934,000, respectively, an increase of $2,401,000, or 20%. This increase was primarily due to increases in orders from our key bioprocessing customers. Sales of our bioprocessing products can be impacted by the timing of orders, development efforts at our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend.

In the three months ended March 31, 2014, we recognized $2 million of revenue under the Asset Purchase Agreement with BioMarin Pharmaceutical Inc. (“BioMarin”) to advance Repligen’s histone deacetylase inhibitor (HDACi) portfolio.

Pursuant to the settlement with Bristol, we recognized royalty revenue of $3,846,000 for the three months ended March 31, 2013. Our royalty agreement with Bristol provided that we would receive such royalty payments on sales of Orencia® by Bristol through December 31, 2013. These royalty payments have ceased.

For the three months ended March 31, 2013, we recognized $621,000 of revenue from a sponsored research and development project under an agreement with the National Institutes of Health / Scripps Research Institute.

Costs and operating expenses

Total costs and operating expenses for the three-month periods ended March 31, 2014 and 2013 were comprised of the following:

	Three months ended March 31,		% Change
	2014	2013	2014 vs. 2013
	(in thousands, except percentages)
Cost of product revenue	$6,335	$6,897	-8%
Cost of royalty revenue	—	577	-100%
Research and development	1,201	2,183	-45%
Selling, general and administrative	3,384	3,308	2%
Contingent consideration – fair value adjustments	98	(54)	281%

Total costs and operating expenses	$11,018	$12,911	-15%

Cost of product revenue was approximately $6,335,000 and $6,897,000 for the three-month periods ended March 31, 2014 and 2013, respectively, a decrease of $562,000 or 8%. This decrease is primarily due to improved capacity utilization and increased manufacturing efficiencies. Gross margins may decline over the remainder of the 2014 based on expected production volume and shipments, and product mix.

Pursuant to the settlement with Bristol, we remitted 15% of royalty revenue received through the expiration of the settlement agreement in December 2013 to the University of Michigan. For the three-month period ended March 31, 2013, this cost of royalty revenue was approximately $577,000.

Research and development expenses were approximately $1,201,000 and $2,183,000 for the three-month periods ended March 31, 2014 and 2013, respectively, a decrease of $982,000 or 45%. This decrease is directly related to our decision in 2012 to exit therapeutic drug development and is partially offset by an increase in bioprocessing research and development expense. For the three-month periods ended March 31, 2014 and 2013, approximately $1,201,000 and $1,075,000, respectively, of our total research and development expenses were incurred on bioprocessing research and development activities. For each of the remaining quarters in 2014, we expect similar levels of research and development expenses, which relate primarily to bioprocessing product development, to those incurred in the quarter ended March 31, 2014.

Selling, general and administrative expenses were approximately $3,384,000 and $3,308,000 for the three-month periods ended March 31, 2014 and 2013, respectively, an increase of $76,000, or 2%. This increase is primarily due to higher sales and marketing expenses. For each of the remaining quarters in 2014, we expect selling, general and administrative expenses to be moderately higher than the quarter ended March 31, 2014 as we look to expand our customer-facing activities to drive sales of our bioprocessing products.

Investment income

Investment income includes income earned on invested cash balances. Investment income was approximately $102,000 and $62,000 for the three-month periods ended March 31, 2014 and 2013, respectively. This increase of $40,000, or 65%, is primarily attributable to higher average invested cash balances.

Other income

Other income was approximately $3,000 and $29,000 for the three-month periods ended March 31, 2014 and 2013, respectively, and was primarily attributable to foreign currency gains related to our Sweden operations.

Provision for income taxes

For the three months ended March 31, 2014, we had income before taxes of approximately $5,398,000 and recorded a tax provision of approximately $1,121,000 for an effective tax rate of approximately 20.8%. This is based on an expected effective tax rate of 20.9% for the year ending December 31, 2014. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the U.S. statutory tax rate primarily due to the lower statutory tax rate in Sweden.

Liquidity and capital resources

We have financed our operations primarily through sales of equity securities, revenues derived from product sales, research grants, and license arrangements, as well as proceeds and royalties from a litigation settlement. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

At March 31, 2014, we had cash and marketable securities of $81,666,000 compared to $73,842,000 at December 31, 2013. A deposit for leased office space of $200,000 is classified as restricted cash and is not included in cash and marketable securities totals as of March 31, 2014 or December 31, 2013.

Operating activities

For the three-month period ended March 31, 2014, our operating activities provided cash of $7,999,000 reflecting net income of $4,277,000 and non-cash charges totaling $1,306,000 including depreciation, amortization, stock-based compensation charges, deferred tax expense and fair value adjustments to contingent consideration. The remaining cash flow used in operations resulted from favorable changes in various working capital accounts.

For the three-month period ended March 31, 2013, our operating activities provided cash of $3,595,000 reflecting net income of $2,338,000 and non-cash charges totaling $903,000 including depreciation, amortization, stock-based compensation charges, deferred tax expense and fair value adjustments to contingent consideration. The remaining cash flow used in operations resulted from favorable changes in various working capital accounts.

Investing activities

We place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines. Our investing activities provided $962,000 for the three-month period ended March 31, 2014, primarily due to net redemptions of marketable securities of $1,559,000 offset by $597,000 used for fixed asset additions. For the three-month period ended March 31, 2013, our investing activities consumed $5,049,000, primarily due to net purchases of marketable debt securities and $322,000 used for fixed asset additions.

Financing activities

Exercises of stock options provided cash receipts of $498,000 and $957,000 in the three-month periods ended March 31, 2014 and 2013, respectively.

We do not currently use derivative financial instruments.

Working capital increased by approximately $6,526,000 to $81,575,000 at March 31, 2014 from $75,049,000 at December 31, 2013 due to the various changes noted above.

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

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements as of March 31, 2014.

Contractual obligations

As of March 31, 2014, we had the following fixed obligations and commitments:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$16,449	$2,510	$5,260	$3,197	$5,482
Purchase obligations (1)	4,581	4,581	—	—	—
Contingent consideration (2)	1,666	1,306	230	130	—

Total	$22,696	$8,397	$5,490	$3,327	$5,482

(1)	Primarily represents purchase orders for the procurement of raw material for manufacturing.
(2)	Represents the current estimated fair value of contingent consideration amounts relating to acquisitions. These amounts are recorded in accrued expenses and long term liabilities on our consolidated balance sheets.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, our strategic decision to focus on the growth of our bioprocessing business, management’s strategy, plans and objectives for future operations or acquisitions, clinical trials and results, litigation strategy, product candidate research, development and regulatory approval, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with: the success of current and future collaborative or supply relationships, including our agreement with Pfizer and BioMarin, our ability to successfully negotiate and consummate development and commercialization partnerships for our portfolio of therapeutic and diagnostic assets on acceptable terms, if at all, our ability to successfully grow our bioprocessing business, including as a result of acquisition, commercialization or partnership opportunities, the success of our clinical trials and our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited sales and marketing experience and capabilities, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition, our ability to compete with larger, better financed pharmaceutical and biotechnology companies that may develop new approaches to the treatment of our targeted diseases, our history of losses and expectation of incurring continued losses, our ability to generate future revenues, our ability to successfully integrate Repligen Sweden, including achieving manufacturing efficiencies at Repligen Sweden, our ability to raise additional capital to continue our drug development programs, our volatile stock price, the effects of our anti-takeover provisions, and the impact of the expiration on December 31, 2013 of Bristol-Meyers Squibb royalty payments based on its U.S. sales of Orencia®. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have investments in money market funds and marketable securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $258,000 decrease in the fair value of our investments as of March 31, 2014. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited.

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

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause our actual results to differ materially from those in the forward-looking statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We did not repurchase any shares of common stock during the three-month period ended March 31, 2014. As of March 31, 2014, there are 657,173 shares remaining under this authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Lease Amendment for Space at 41 Seyon Street, Waltham, Massachusetts

On March 26, 2014, Repligen, as Tenant, entered into a Fourth Amendment to Lease with Centerpoint Acquisitions LLC, as Landlord (the “Lease Amendment”), to expand the rented space under the Lease, dated October 10, 2001, as amended (the “Lease”), from 55,694 rentable square feet on the first floor at 41 Seyon Street, Waltham, Massachusetts (the “Building”), to 75,594 rentable square feet on the first and second floors of the Building. Pursuant to the terms of the Lease Amendment, Repligen will lease an additional 19,900 rentable square feet on the first and second floors of the Building (the “Expansion Space”) for a period of eight years and one month, commencing on August 1, 2014 or the date upon which the landlord’s improvements to the Expansion Space have been completed, whichever is later. The Expansion Space shall become a part of Repligen’s corporate headquarters.

In addition to basic rent payable under the Lease and subject to annual increases, Repligen shall pay annual basic rent of $270,000 for the Expansion Space during the first lease year under the Lease Amendment, $306,000 for the Expansion Space during the second lease year under the Lease Amendment, $378,100 for the Expansion Space during the third through fifth lease year under the Lease Amendment, and $398,000 during the sixth through eighth lease year under the Lease Amendment. Under the terms of the Lease Amendment, Repligen shall also pay to the landlord an additional security deposit of $250,000. Repligen may not transfer or sublease the premises without the prior written consent of Centerpoint Acquisitions LLC, except by merger or change of control, subject to certain restrictions. The Lease Amendment contains customary representations, warranties, covenants, and termination provisions. There are no material relationships between the Company or any of its affiliates and the landlord, other than in respect of the Lease and the Lease Amendment.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Lease Amendment, a copy of which is filed as an exhibit to this Quarterly Report, and the terms of which are incorporated herein by reference.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). (File No. 000-14656)

3.3	Amendment No. 1 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 20, 2011 and incorporated herein by reference).

3.4	Amendment No. 2 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference).

10.1 +§	Asset Purchase Agreement, dated January 21, 2014, by and between Repligen and BioMarin Pharmaceutical Inc.

10.2	Transitional Services and Separation Agreement, dated March 18, 2014, by and between Repligen and Daniel P. Witt (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on March 21, 2014 and incorporated herein by reference).

10.3 +	Fourth Amendment to Lease, dated March 26, 2014, by and between Repligen and Centerpoint Acquisitions LLC.

31.1 +	Rule 13a-14(a)/15d-14(a) Certification.

31.2 +	Rule 13a-14(a)/15d-14(a) Certification.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Repligen Corporation on Form 10-Q for the quarterly period ended March 31, 2014, formatted in Extensible Business Reporting Language (xBRL): (i) Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

+	Filed herewith.
*	Furnished herewith.
§	Confidential treatment has been requested for portions of the exhibit and is pending clearance with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: May 9, 2014	By:	/S/ WALTER C. HERLIHY
Walter C. Herlihy
President and Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: May 9, 2014	By:	/S/ WILLIAM J. KELLY
William J. Kelly
Chief Accounting Officer
(Principal financial officer)
Repligen Corporation

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). (File No. 000-14656)

3.3	Amendment No. 1 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 20, 2011 and incorporated herein by reference).

3.4	Amendment No. 2 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference).

10.1 +§	Asset Purchase Agreement, dated January 21, 2014, by and between Repligen and BioMarin Pharmaceutical Inc.

10.2	Transitional Services and Separation Agreement, dated March 18, 2014, by and between Repligen and Daniel P. Witt (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on March 21, 2014 and incorporated herein by reference).

10.3 +	Fourth Amendment to Lease, dated March 26, 2014, by and between Repligen and Centerpoint Acquisitions LLC.

31.1 +	Rule 13a-14(a)/15d-14(a) Certification.

31.2 +	Rule 13a-14(a)/15d-14(a) Certification.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Repligen Corporation on Form 10-Q for the quarterly period ended March 31, 2014, formatted in Extensible Business Reporting Language (xBRL): (i) Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

+	Filed herewith.
*	Furnished herewith.
§	Confidential treatment has been requested for portions of the exhibit and is pending clearance with the Securities and Exchange Commission.