Form 10-Q
period 2014-09-30
REPLIGEN CORP
filed 2014-11-07
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 16, 2014.

Class	Number of Shares
Common Stock, par value $.01 per share	32,721,704

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$35,906,861	$39,829,653
Marketable securities	18,169,844	21,793,550
Accounts receivable, less reserve for doubtful accounts of $10,000	7,052,908	4,946,132
Royalties and other receivables	52,915	6,730,818
Inventories	13,341,783	11,798,638
Deferred tax asset, net	8,962	1,984
Prepaid expenses and other current assets	1,159,352	1,249,824

Total current assets	75,692,625	86,350,599

Property, plant and equipment, at cost:
Leasehold improvements	9,139,408	8,973,615
Equipment	13,937,516	13,684,954
Furniture and fixtures	2,267,094	2,116,017
Leased systems to customers and demonstration systems	60,505	—
Construction in progress	1,596,606	21,647

Total property, plant and equipment, at cost	27,001,129	24,796,233
Less: Accumulated depreciation	(13,810,261)	(12,287,010)

Property, plant and equipment, net	13,190,868	12,509,223
Long-term deferred tax asset, net	—	184,848
Long-term marketable securities	10,007,186	12,218,602
Intangible assets, net	15,348,050	6,187,632
Goodwill	14,144,045	994,000
Restricted cash	450,000	200,000

Total assets	$128,832,774	$118,644,904

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,762,771	$1,721,459
Accrued liabilities	7,708,102	9,579,712

Total current liabilities	10,470,873	11,301,171
Long-term deferred tax liability	88,764	—
Other long-term liabilities	3,687,591	3,457,631
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 32,703,113 shares at September 30, 2014 and 31,925,741 shares at December 31, 2013 issued and outstanding	327,031	319,257
Additional paid-in capital	197,466,062	190,625,937
Accumulated other comprehensive income	(2,718,884)	1,998,330
Accumulated deficit	(80,488,663)	(89,057,422)

Total stockholders’ equity	114,585,546	103,886,102

Total liabilities and stockholders’ equity	$128,832,774	$118,644,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Product revenue	$15,152,510	$12,184,215	$45,038,275	$37,132,094
Royalty and other revenue	125,675	6,637,838	2,116,841	15,654,919

Total revenue	15,278,185	18,822,053	47,155,116	52,787,013
Operating expenses:
Cost of product revenue	6,931,094	5,659,832	19,937,739	17,854,249
Cost of royalty revenue	—	723,777	—	1,943,370
Research and development	1,649,864	1,429,529	4,280,987	5,919,265
Selling, general and administrative	4,470,682	2,902,048	12,180,127	9,334,087
Contingent consideration – fair value adjustments	10,315	65,108	126,335	46,521

Total operating expenses	13,061,955	10,780,294	36,525,188	35,097,492

Income from operations	2,216,230	8,041,759	10,629,928	17,689,521
Investment income	63,924	76,046	250,659	203,170
Interest expense	(11,489)	(11,704)	(38,354)	(37,637)
Other income (expense)	(14,113)	36,678	53,671	(56,504)

Income before income taxes	2,254,552	8,142,779	10,895,904	17,798,550
Income tax provision	788,316	2,254,505	2,327,145	5,032,853

Net income	$1,466,236	$5,888,274	$8,568,759	$12,765,697

Earnings per share:
Basic	$0.04	$0.18	$0.27	$0.40

Diluted	$0.04	$0.18	$0.26	$0.40

Weighted average shares outstanding:
Basic	32,677,003	31,858,103	32,292,588	31,583,063

Diluted	33,327,377	32,551,586	33,099,599	32,282,702

Other comprehensive income:
Unrealized gain (loss) on investments	33,718	2,276	45,784	(4,345)
Foreign currency translation (loss)	(3,157,242)	1,407,860	(4,762,998)	267,364

Comprehensive income/(loss)	$(1,657,288)	$7,298,410	$3,851,545	$13,028,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$8,568,759	$12,765,697
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,964,633	2,271,181
Stock-based compensation expense	1,385,728	768,534
Deferred tax expense	261,471	2,442,596
Loss (gain) on revaluation of contingent consideration	126,335	46,521
Loss on disposal of assets	2,640	—
Changes in assets and liabilities:
Accounts receivable	(762,768)	(2,118,953)
Royalties and other receivables	6,677,903	2,535,498
Inventories	(1,347,340)	1,149,997
Prepaid expenses and other current assets	88,326	264,690
Accounts payable	921,307	(1,529,213)
Accrued liabilities	(1,984,539)	(118,933)
Long-term liabilities	(254,587)	490,267

Net cash provided by operating activities	16,647,868	18,967,882

Cash flows from investing activities:
Purchases of marketable securities	(24,236,256)	(23,998,430)
Redemptions of marketable securities	30,117,162	19,893,195
Acquisition of assets of Refine Technology, LLC	(21,235,937)	—
Increase in restricted cash	(250,000)	—
Purchases of property, plant and equipment	(2,964,108)	(3,774,847)

Net cash used in investing activities	(18,569,139)	(7,880,082)

Cash flows from financing activities:
Exercise of stock options	1,486,331	2,235,274
Payments of contingent consideration	(603,677)	(376,123)

Net cash provided by financing activities	882,654	1,859,151

Effect of exchange rate changes on cash and cash equivalents	(2,884,175)	87,648

Net (decrease) increase in cash and cash equivalents	(3,922,792)	13,034,599
Cash and cash equivalents, beginning of period	39,829,653	29,209,821

Cash and cash equivalents, end of period	$35,906,861	$42,244,420

Supplemental disclosure of non-cash investing activities:
Income taxes paid	$671,000	$1,196,000

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

2.	Acquisitions, Goodwill and Other Intangible Assets

Acquisitions

Refine Technology, LLC

On June 2, 2014, pursuant to the terms of the Asset Purchase Agreement, dated as of June 2, 2014 (the “Asset Purchase Agreement”), by and among the Company, Refine Technology, LLC (a limited liability company formed under the laws of the State of New Jersey) (“Refine”), the members of Refine Technology, LLC, Jerry Shevitz, Refine Technology Sales LLC (a limited liability company formed under the laws of the State of New Jersey) and Refine Technology Sales Asia PTE. LTD. (a limited private company organized in the Republic of Singapore), the Company acquired the business of Refine, including Refine’s Alternating Tangential Flow (“ATF”) System, a market-leading device used to significantly increase product yield during the fermentation step of the biologic drug manufacturing process (the “Refine Business” and the acquisition of the Refine Business, the “Refine Acquisition”). Pursuant to the Asset Purchase Agreement, Repligen purchased all of the assets related to Refine’s ATF system and assumed certain specified liabilities related to Refine’s ATF system. This acquisition strengthened Repligen’s bioprocessing business by adding a complementary product line while expanding its direct sales presence worldwide. The transaction was accounted for as a purchase of a business under ASC 805, Business Combinations. The terms of the acquisition included an upfront cash payment of $21,235,937 which is subject to a potential adjustment upon a final determination of working capital, issuance of 215,285 of the Company’s $0.01 par value common stock valued at $4,000,000, future potential milestone payments totaling up to $10,900,000 if specific sales targets are met for the years 2014, 2015 and 2016, and future potential payments up to $7,500,000 out of any amounts that might be received in connection with the resolution, withdrawal or settlement of certain patent disputes with a third party. The $10,900,000 contingent consideration had an initial probability weighted fair value at acquisition of $1,400,000. The $7,500,000 contingent consideration had only a nominal probability weighted fair value at acquisition. In addition to the initial consideration, approximately $725,000 will be paid to Refine in monthly installments over six months under a Transition Services Agreement under which certain employees of Refine will continue to provide services to the Company in support of the Refine Business. Since these payments are contingent upon the future service they will be recognized as operating expense ratably as the services are provided. For the three and nine months ended September 30, 2014, $377,000 and $499,000, respectively, was recorded in the consolidated statement of operations related to the Transition Services Agreement.

Consideration Transferred

The Company accounted for the Refine Acquisition as the purchase of a business under U.S. GAAP. Under the acquisition method of accounting, the assets of the Refine Business were recorded as of the acquisition date, at their respective fair values, and consolidated with those of Repligen. The fair value of the net assets acquired was approximately $26,605,937.

The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

The total consideration transferred follows:

Cash consideration	$21,235,937
Value of common stock issued	4,000,000
Estimated fair value of contingent consideration	1,370,000

Total consideration transferred	$26,605,937

The fair value of contingent consideration was determined based upon a probability weighted analysis of expected future milestone and settlement payments to be made to the seller. The Company could make payments of up to $10,900,000 if specific sales targets are met for years 2014, 2015 and 2016 and up to $7,500,000 out of any receipts that might be received in connection with the resolution, withdrawal or settlement of certain patent disputes with a third party. The liability for contingent consideration is included in current and long-term liabilities on the consolidated balance sheets and will be remeasured at each reporting period until the contingency is resolved. Please see Note 8 —Fair Value Measurement for further details.

Acquisition related costs are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. The Company expects to incur approximately $816,000 in transaction costs related to the Refine Acquisition. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of operations.

Fair Value of Net Assets Acquired

The allocation of purchase price was based on preliminary estimates of the fair value of assets acquired and liabilities assumed as of June 2, 2014. The components and allocation of the purchase price consists of the following approximate amounts:

Accounts receivable	$1,646,746
Inventory	1,053,959
Other current assets	59,081
Fixed assets	353,505
Customer relationships	6,400,000
Developed technology	2,000,000
In process research and development (“IPR&D”)	1,600,000
Trademark and trade name	700,000
Accounts payable and other liabilities assumed	(357,399)
Goodwill	13,150,045

Net assets acquired	$26,605,937

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

Revenue, Net Loss and Pro Forma Presentation (unaudited)

The Company recorded revenue from Refine of $465,993 and net income of $56,292 in the period from June 2, 2014 through June 30, 2014. For the three and nine months ended September 30, 2014, the Company recorded revenue from Refine of $2.2 million and $2.6 million, respectively.

The Company has included the operating results of Refine in its consolidated statements of operations since the June 2, 2014 acquisition date. The following table presents unaudited supplemental pro forma information as if the Refine Acquisition had occurred as of January 1, 2013.

	Three Months ended September 30,		Nine Months ended September 30,
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
	2014	2013	2014	2013
Total revenue	$15,278	$20,519	$50,937	$57,862
Net income	1,848	6,162	9,890	12,194
Earnings per share:
Basic	$0.04	$0.20	$0.29	$0.44
Diluted	$0.04	$0.20	$0.28	$0.43

The unaudited pro forma information for the three and nine months ended September 30, 2013 and 2014 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. Unaudited pro forma net income for the three and nine months ended September 30, 2014 was adjusted to exclude acquisition-related transaction costs. These expenses have been added to the unaudited pro forma net income for the three and nine months ended September 30, 2013. In addition, the unaudited pro forma net income for the three and nine months ended September 30, 2014 was adjusted to exclude nonrecurring expenses related to the fair value adjustments associated with the acquisition of Refine that were recorded by the Company. The unaudited pro forma net income for the three and nine months ended September 30, 2013 was adjusted to include these acquisition-related transaction costs and expenses related to the fair value adjustments.

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

Goodwill

Goodwill is not amortized and is reviewed for impairment at least annually. There was no evidence of impairment to goodwill at September 30, 2014. There were no goodwill impairment charges during the three or nine-month periods ended September 30, 2014.

Other Intangible Assets

Intangible assets, except for the Refine Technology, LLC tradename and in-process research and development, are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within selling, general and administrative expense in the Company’s statements of comprehensive income (loss). The Refine Technology, LLC tradename and in-process research and development have indefinite useful lives and are therefore not amortized, but are assessed for impairment annually, or more frequently if impairment indicators are present. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at September 30, 2014.

Other intangible assets consisted of the following at September 30, 2014:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$3,380,773	$(690,105)	12
In process research and development	1,600,000	—	—
Patents	240,000	(140,000)	8
Customer relationships	12,603,192	(2,345,810)	9
Trademark / tradename	700,000	—	—

Total other intangible assets	$18,523,965	$(3,175,915)	10

Other intangible assets consisted of the following at December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$1,455,382	$(537,589)	8
Patents	240,000	(117,500)	8
Customer relationships	6,897,052	(1,749,713)	8

Total other intangible assets	$8,592,434	$(2,404,802)	8

Amortization expense for amortized intangible assets was approximately $1,004,000 for the nine months ended September 30, 2014. The Company expects to record amortization expense of approximately $1,171,000 in each of the next five years related to these intangible assets. In process research and development is expected to increase this annual expense starting in the third quarter of 2015.

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

Product Sales

The Company’s product revenues are from the sale of bioprocessing products, equipment devices, and related consumables used with these equipment devices to customers in the life science and biopharmaceutical industries. On product sales to end customers, revenue is recognized, net of discounts, when both the title and risk of loss have transferred to the customer, as determined by the shipping terms provided there are no uncertainties regarding acceptance, and all obligations have been completed. Generally, our product arrangements for equipment sales are multiple element arrangements, and may include services, such as installation and training, and multiple products, such as consumables and spare parts. In accordance with ASC 605-25, based on terms and conditions of the product arrangements, the Company believes that these services and undelivered products can be accounted for separately from the delivered product element as the delivered products have value to our customers on a standalone basis. Accordingly, revenue for services not yet performed at the time of product shipment are deferred and recognized as such services are performed. The relative selling price of any undelivered products is also deferred at the time of shipment and recognized as revenue when these products are delivered. For product sales to distributors, the Company recognizes revenue for both equipment and consumables upon delivery to the distributor’s unless direct shipment to the end user’s is requested. In this case, revenue is recognized upon delivery to the end user’s location. In general, distributors are responsible for shipment to the end customer along with installation, training and acceptance of the equipment by the end customer. Shipments to distributors are not contingent upon resale of the product.

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

Sale of Intellectual Property to BioMarin

In January 2014, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with BioMarin Pharmaceutical Inc. (“BioMarin”) to sell Repligen’s histone deacetylase inhibitor (HDACi) portfolio. Pursuant to the terms of the Asset Purchase Agreement, the Company received $2 million from BioMarin as an upfront payment on January 30, 2014. The Company is entitled to receive up to $160 million in potential future milestone payments for the development, regulatory approval and commercial sale of portfolio compounds included in the agreement. These potential milestone payments are approximately 37% related to clinical development and 63% related to initial commercial sales in specific geographies. In addition, Repligen is eligible to receive royalties on sales of therapeutic products originating from the HDACi portfolio. The royalty rates are tiered and begin in the mid-single-digits for the first HDACi portfolio product and for the first non-HDACi portfolio product with lesser amounts for any backup products developed under the Asset Purchase Agreement. Repligen’s receipt of these royalties is subject to customary offsets and deductions. There are no refund provisions in this agreement. The Company recognized $2.1 million of revenue in the nine months ended September 30, 2014 related to the transfer of the HDACi technology under the Asset Purchase Agreement. Any milestones earned upon specified clinical development or commercial sales events or future royalty payments, under the Asset Purchase Agreement will be recognized as revenue when they are earned.

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

We identified the arrangement consideration to allocate among the units of accounting as the $2.0 million non-refundable up-front payment and the $125,675 payment to be received upon completion of the Technology Transfer. We excluded the potential milestone payments provided for in the Asset Purchase Agreement from the arrangement consideration as they were not considered fixed or determinable at the time the Asset Purchase Agreement was signed. Because we had not sold these items on a standalone basis previously, we had no vendor-specific objective evidence of selling price. Furthermore, we did not have detailed third-party evidence of selling price, and as a result we used our best estimate of selling price for each item. In determining these prices, we considered what we would be willing to sell the items for on a standalone basis, what the market would bear for such items and what another party might charge for these items.

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

The estimated selling price of the Technology Transfer items was approximately $300,000 resulting in consideration allocation of approximately $11,000. However, as this item was not delivered prior to March 31, 2014, we did not recognize any revenue related to the Technology Transfer in the three months ended March 31, 2014. We received the payment and recognized $125,675 of other revenues in September 2014 as the Technology Transfer is now complete.

We believe that a change in the key assumptions used to determine best estimate of selling price for each of the deliverables would not have a significant effect on the allocation of arrangement consideration.

In addition to the $2.1 million up-front payment, we are also eligible to receive up to $160 million in potential milestone payments from BioMarin comprised of:

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

Pfizer License Agreement

In December 2012, the Company entered into an exclusive worldwide licensing agreement (the “License Agreement”) with Pfizer Inc. (“Pfizer”) to advance the spinal muscular atrophy program, or SMA program. Pursuant to the terms of the License Agreement, the Company received $5 million from Pfizer as an upfront payment on January 22, 2013 and a $1 million milestone payment on September 4, 2013. The Company is entitled to receive up to $64 million in potential future payments, a portion of which may be owed to third parties. These potential payments are approximately equally divided between milestones related to clinical development and initial commercial sales in specific geographies. In addition, the Company is entitled to receive royalties on any future sales of RG3039 or any SMA compounds developed under the License Agreement. The royalty rates are tiered and begin in the high single-digits for RG3039 or lesser amounts for any backup compounds developed under the License Agreement. Repligen’s receipt of these royalties is subject to an obligation under an existing in-license agreement and other customary offsets and deductions. There are no refund provisions in this agreement. The Company recognized $4,876,000 of revenue related to the value of the license in the year ended December 31, 2012. The Company recognized $0 and $1,093,000 of revenue in the three months ended September 30, 2014 and 2013, respectively, under the License Agreement. The 2013 revenue included a $1,000,000 milestone payment that was triggered by successful completion of specific clinical development activities as well as other fees associated with the transition. For the nine months ended September 30, 2014 and 2013, the Company recognized $0 and $1,217,000, respectively, of revenue. Any milestones earned upon specified commercial sales events or future royalty payments, under the License Agreement will be recognized as revenue when they are earned.

Orencia Royalty

In April 2008, the Company settled its outstanding litigation with Bristol-Myers Squibb Company (“Bristol”) and began recognizing royalty revenue in fiscal year 2009 for Bristol’s net sales in the United States of Orencia® which is used in the treatment of rheumatoid arthritis. The royalty agreement with Bristol provided that the Company would receive such royalty payments on sales of Orencia® by Bristol through December 31, 2013. These royalty payments have ceased. Pursuant to the settlement with Bristol (“Bristol

Settlement”), the Company recognized royalty revenue of approximately $0 and $4,825,000 for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, the Company recognized Bristol royalty revenue of approximately $0 and $12,956,000, respectively. Revenue earned from Bristol royalties was recorded in the periods when it was earned based on royalty reports sent by Bristol to the Company. The Company has no continuing obligations to Bristol as a result of this settlement.

Pursuant to the Bristol Settlement, Repligen remitted to the University of Michigan 15% of all royalty revenue received from Bristol. Royalty expense for the three months ended September 30, 2014 and 2013 was approximately $0 and $724,000, respectively. For the nine months ended September 30, 2014 and 2013, the Company incurred royalty expense of approximately $0 and $1,943,000, respectively. This operating expense was included in the Company’s statements of comprehensive income under the line item “Cost of royalty revenue.”

Research and Development Agreements

For the three months ended September 30, 2014 and 2013, the Company recognized approximately $0 and $719,000 of revenue, respectively, from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, the Muscular Dystrophy Association and Go Friedreich’s Ataxia Research. For the nine months ended September 30, 2014 and 2013, the Company recognized approximately $0 and $1,481,000 of revenue, respectively, from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, the Muscular Dystrophy Association and Go Friedreich’s Ataxia Research.

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

4.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income by component:

(In thousands)	Unrealized gain (loss) on investments	Foreign currency translation gain (loss)	Total
Balance at December 31, 2013	$(5,281)	$2,003,611	$1,998,330
Other comprehensive income/(loss) before reclassifications	45,784	(4,762,998)	(4,717,214)
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current period other comprehensive income/(loss)	45,784	(4,762,998)	(4,717,214)

Balance at September 30, 2014	$40,503	$(2,759,387)	$(2,718,884)

5.	Earnings Per Share

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

Basic and diluted weighted average shares outstanding were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Weighted average common shares	32,677,003	31,858,103	32,292,588	31,583,063
Dilutive common stock options	650,374	693,483	807,011	699,639

Weighted average common shares, assuming dilution	33,327,377	32,551,586	33,099,599	32,282,702

At September 30, 2014, there were outstanding options to purchase 1,259,317 shares of the Company’s common stock at a weighted average exercise price of $7.61 per share. For the three and nine-month periods ended September 30, 2014, 263,475 and 289,475 shares of the Company’s common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

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

For the three months ended September 30, 2014 and 2013, the Company recorded stock-based compensation expense of $533,092 and $205,772, respectively, for share-based awards granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”) and the Repligen Corporation Amended and Restated 2012 Stock Option and Incentive Plan (the “2012 Plan,” and collectively with the 2001 Plan and the 1992 Repligen Corporation Stock Option Plan, the “Plans”). The Company recorded stock-based compensation expense of $1,385,728 and $768,534 for the nine-month periods ended September 30, 2014 and 2013, respectively, for share-based awards granted under the Plans.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cost of product revenue	$46,015	$24,059	$135,861	$47,151
Research and development	61,998	30,092	173,993	73,814
Selling, general and administrative	425,079	151,621	1,075,874	647,569

Total	$533,092	$205,772	$1,385,728	$768,534

The 2012 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Incentive options granted to employees under the Plans generally vest over a four to five-year period, with 20%-25% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At September 30, 2014, options to purchase 1,259,317 shares were outstanding under the Plans. At September 30, 2014, 2,824,057 shares were available for future grant under the Plans.

The Company uses the Black-Scholes option pricing model to calculate the fair value of share-based awards on the grant date. The Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award, and recognizes awards with service based vesting as expense over the employee’s requisite service period on a straight-line basis. The Company records the expense for share-based awards subject to performance-based milestone vesting over the service period when management determines that achievement of the milestone is probable. Management evaluates whether the achievement of a performance-based milestone is probable as of the reporting date. The Company has no awards that are subject to market conditions. The Company recognizes stock-based compensation expense for options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted for estimated forfeitures.

Information regarding option activity for the nine months ended September 30, 2014 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	1,610,988	$5.07
Granted	376,698	13.10
Exercised	(622,538)	4.41
Forfeited/Cancelled	(105,831)	7.49

Options outstanding at September 30, 2014	1,259,317	$7.61	7.26	$15,596,097

Options exercisable at September 30, 2014	480,300	$4.17	4.80	$7,559,847

Vested and expected to vest at September 30, 2014 (1)	1,169,331	$7.43	7.16	$14,681,625

(1)	This represents the number of vested options as of September 30, 2014 plus the number of unvested options expected to vest as of September 30, 2014 based on the unvested outstanding options at September 30, 2014 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on September 30, 2014 of $19.91 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 30, 2014.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2014 and 2013 was $11.12 and $4.19, respectively. The total fair value of stock options that vested during the nine months ended September 30, 2014 and 2013 was approximately $1,023,136 and $934,280, respectively.

As of September 30, 2014, there was $4,034,523 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.20 years. The Company expects 689,031 unvested options to vest over the next five years.

7.	Cash, Cash Equivalents and Marketable Securities

At September 30, 2014 and December 31, 2013, the Company’s investments included money market funds as well as short-term and long-term marketable securities. These marketable securities are classified as available-for-sale. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are securities with maturities of greater than one year. The average remaining contractual maturity of marketable securities at September 30, 2014 is approximately 9.47 months.

Management reviewed the Company’s investments as of September 30, 2014 and December 31, 2013 and concluded that there are no securities with other than temporary impairments in the investment portfolio. The Company does not intend to sell any investments in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Investments in money market funds and marketable securities consisted of the following at September 30, 2014:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$8,995,361	$3,344	$(911)	$8,997,794
Corporate and other debt securities	9,166,878	7,018	(1,846)	9,172,050

	18,162,239	10,362	(2,757)	18,169,844
Long-term marketable securities:
U.S. Government and agency securities	5,494,903	4,660	(269)	5,499,294
Corporate and other debt securities	4,512,435	68	(4,611)	4,507,892

	10,007,338	4,728	(4,880)	10,007,186

Total	$28,169,577	$15,090	$(7,637)	$28,177,030

At September 30, 2014, the Company’s investments included twenty-four securities in unrealized loss positions with a total unrealized loss of approximately $7,600 and a total fair market value of approximately $8,991,000. All investments with gross unrealized losses have been in unrealized loss positions for less than 12 months. The unrealized losses were caused primarily by current economic and market conditions. There was no change in the credit risk of the securities. There were no realized gains or losses on the investments for the nine months ended September 30, 2014 or the year ended December 31, 2013.

Investments in money market funds and marketable securities consisted of the following at December 31, 2013:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$8,165,464	$435	$(630)	$8,165,269
Corporate and other debt securities	13,626,690	3,636	(2,045)	13,628,281

	21,792,154	4,071	(2,675)	21,793,550
Long-term marketable securities:
U.S. Government and agency securities	11,599,415	466	(7,034)	11,592,847
Corporate and other debt securities	625,882	100	(227)	625,755

	12,225,297	566	(7,261)	12,218,602

Total	$34,017,451	$4,637	$(9,936)	$34,012,152

The contractual maturities of money market funds and marketable securities at September 30, 2014 were as follows:

	Amortized Cost	Fair Value
Due in 1 year or less	$18,162,239	$18,169,844
Due in 1 to 2 years	10,007,338	10,007,186

	$28,169,577	$28,177,030

8.	Fair Value Measurement

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

The Company’s fixed income investments are comprised of obligations of U.S. government agencies and corporate marketable securities. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. At least annually, the Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2014.

The following fair value hierarchy table presents information about each major category of the Company’s assets measured at fair value on a recurring basis as of September 30, 2014:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$4,812,492	$—	$—	$4,812,492
U.S. Government and agency securities	7,796,085	6,701,002	—	14,497,087
Corporate and other debt securities	—	13,679,943	—	13,679,943

Total	$12,608,577	$20,380,945	$—	$32,989,522

The Company has no other assets or liabilities for which fair value measurement is either required or has been elected to be applied, other than the liabilities for contingent consideration recorded in connection with the Novozymes Acquisition, the acquisition of the assets of BioFlash Partners, LLC (“BioFlash”) and the acquisition of the assets of Refine Technology, LLC (“Refine”). The contingent consideration related to Novozymes is based upon actual amounts remaining to be paid to Novozymes Denmark per the Deed of Settlement and Amendment entered into on May 5, 2014. The contingent consideration related to BioFlash is valued using management’s estimates of royalties to be paid to the former shareholders of BioFlash based on sales of the acquired assets. The contingent consideration related to Refine is valued using management’s estimates of expected future milestone payments based on forecasted sales of the acquired assets and portion of any receipts that might be received in connection with the resolution, withdrawal or settlement of certain patent disputes with a third party to be paid to the former shareholders of Refine. These valuations are Level 3 valuations as the primary inputs are unobservable. Changes in the fair value of contingent consideration in the three and nine-month periods ended September 30, 2014 are primarily attributable to a 850,000 Euro milestone payment made to Novozymes Denmark and a $80,000 minimum royalty payment made to BioFlash, which were previously accrued, and the addition of the $1,370,000 contingent consideration related to Refine. The following table provides a roll forward of the fair value of the contingent consideration:

Balance at December 31, 2013	$1,648,928
Additions	1,370,000
Payments	(1,246,348)
Changes in fair value	112,622

Balance at September 30, 2014	$1,885,202

There were no remeasurements to fair value during the three or nine months ended September 30, 2014 of financial assets and liabilities that are not measured at fair value on a recurring basis.

9.	Inventories

Inventories relate to the Company’s bioprocessing business and also include inventory acquired as part of the Refine acquisition. The Company values inventory at cost or, if lower, fair market value, using the first-in, first-out method. The Company reviews its inventories at least quarterly and records a provision for excess and obsolete inventory based on its estimates of expected sales volume, production capacity and expiration dates of raw materials, work-in process and finished products. Expected sales volumes are determined based on supply forecasts provided by key customers for the next three to 12 months. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of product revenue. Manufacturing of bioprocessing finished goods is done to order and tested for quality specifications prior to shipment. Reserves for excess and obsolete inventory were approximately $77,000 at September 30, 2014 and $183,000 at December 31, 2013.

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories consist of the following:

	September 30, 2014	December 31, 2013
Raw materials	$5,721,251	$4,557,870
Work-in-process	3,153,983	4,285,648
Finished products	4,466,549	2,955,120

Total	$13,341,783	$11,798,638

10.	Accrued Liabilities

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

Accrued liabilities consist of the following:

	September 30, 2014	December 31, 2013
Employee compensation	$3,006,731	$3,166,086
Taxes	1,217,911	2,324,711
Contingent consideration (current portion)	1,137,231	1,195,248
Professional fees	799,299	385,478
Unearned revenue	279,450	3,341
Royalty and license fees	840,685	1,897,473
VAT liabilities	—	7,591
Other accrued expenses	426,795	599,784

Total	7,708,102	9,579,712

11.	Commitments and Contingencies

In March 2014, the Company entered into an amendment of its existing lease to expand the rented space from 55,694 to 75,594 square feet at 41 Seyon Street, Waltham, Massachusetts. Pursuant to the terms of the amended lease, Repligen will lease an additional 19,900 square feet (the “Expansion Space”) for a period of eight years and one month, commencing on August 1, 2014. The Expansion Space shall become a part of Repligen’s corporate headquarters.

The amended lease provides for additional rent expense of approximately $361,000 on an annualized basis. The amended lease also requires an increased security deposit from $200,000 to $450,000 and continues to require the Company to pay a proportionate share of certain of the landlord’s annual operating costs and real estate taxes. Future minimum rental commitments under the amended lease as of September 30, 2014 are approximately $343,000 and $1,371,000 for the remainder of the year ending December 31, 2014, and the years ending December 31, 2015, 2016, 2017 and 2018, respectively.

12.	Income Taxes

For the three and nine-month periods ended September 30, 2014, the Company had income before taxes of $2,254,552 and $10,895,904, respectively. The Company recorded income tax provisions of $788,316 and $2,327,145, respectively, for the three and nine-month periods ended September 30, 2014. This is based on a year to date effective tax rate of 21.4% for the nine-month period ended September 30, 2014 and an expected effective tax rate of 22.1% for the year ending December 31, 2014. The anticipated movement in the effective tax rate between the interim period and year end is a result of the expected change in the income position in the US. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the U.S. statutory tax rate primarily due to the lower statutory tax rate in Sweden, as well as year-to-date income for the U.S. entity as compared to a projected loss in the U.S. for the full year.

For the three and nine-month periods ended September 30, 2013, the Company had income before taxes of $8,142,779 and $17,798,550, respectively. The Company recorded income tax provisions of $2,254,505 and $5,032,853, respectively, for the three and nine-month periods ended September 30, 2013. This was based on an expected effective tax rate of 26.6% for the year ending December 31, 2013 plus approximately $298,000 of discrete items recognized in the quarter ended March 31, 2013. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the U.S. statutory tax rate primarily due to the lower statutory tax rate in Sweden.

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

In the fourth quarter of 2012, we entered into a cumulative pre-tax income position and concluded that it was more likely than not that we would generate sufficient taxable income in 2013 based on our 2013 projections to realize the tax benefit of a portion of our deferred tax assets. We accordingly recorded a tax benefit in the fourth quarter of 2012 that included the reversal of $3,021,000 of the valuation allowance on our deferred tax assets. At December 31, 2013, as a result of the fact that we no longer receive royalty payments on Bristol’s sales of Orencia, we concluded that realization of deferred tax assets beyond December 31, 2013 was not more likely than not and we therefore maintained a valuation allowance against the majority of our remaining deferred tax assets. As of September 30, 2014, we continue to maintain a valuation allowance against the majority of our remaining deferred tax assets as we concluded that realization of deferred tax assets for the year ended December 31, 2014 and beyond was not more likely than not.

13.	Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Sweden	30%	31%	40%	35%
United States	38%	56%	34%	51%
United Kingdom	23%	9%	22%	11%
Other	9%	4%	4%	3%

Total	100%	100%	100%	100%

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Orencia® Royalties from Bristol	—	26%	—	25%
Bioprocessing Customer A	30%	28%	39%	35%
Bioprocessing Customer B	23%	10%	22%	12%
Bioprocessing Customer C	20%	20%	16%	15%

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable and royalties and other receivables balances are as follows:

	September 30, 2014	December 31, 2013
Orencia® Royalties from Bristol	—	37%
Bioprocessing Customer A	30%	20%
Bioprocessing Customer B	17%	8%
Bioprocessing Customer C	—	15%
Tenant improvement allowance due from landlord	—	15%
Pfizer	—	1%

14.	New Accounting Pronouncements

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

•	On January 21, 2014, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with BioMarin Pharmaceutical Inc. (“BioMarin”) to advance Repligen’s histone deacetylase inhibitor (HDACi) portfolio. Pursuant to the terms of the Asset Purchase Agreement, we received $2.1 million from BioMarin as an upfront payment on January 30, 2014. The Company is entitled to receive up to $160 million in potential future milestone payments for the development, regulatory approval and commercial sale of portfolio compounds included in the agreement. In addition, Repligen is eligible to receive royalties on sales of therapeutic products originating from the HDACi portfolio.

•	On December 28, 2012, we out-licensed our spinal muscular atrophy program, or SMA program, led by RG3039, a small molecule drug candidate in clinical development for SMA, to Pfizer Inc., or Pfizer. Pursuant to the license agreement, Pfizer assumed the majority of the costs associated with completing the required clinical trials for this program as well as obtaining U.S. Food and Drug Administration (“FDA”) approval of the respective new drug application (“NDA”). Under the license agreement, we were obligated to conduct additional activities in support of this program, which included completing the second cohort of the initial Phase I trial for RG3039 and supporting the transition of the program to Pfizer. We completed all of our obligations under the license agreement.

•	Our clinical development portfolio also includes RG1068, a synthetic human hormone developed as a novel imaging agent for the improved detection of pancreatic duct abnormalities in combination with magnetic resonance imaging in patients with pancreatitis and potentially other pancreatic diseases. We submitted an NDA to the FDA and a marketing authorization application to the European Medicines Agency in the first quarter of 2012. In the second quarter of 2012, we received a complete response letter from the FDA, indicating the need for additional clinical efficacy and safety trial data. We have also received from the FDA the requirements for an additional registration study. We believe this information may be a factor in the decision by third-parties that may wish to pursue a development or commercialization agreement with us for RG1068. We expect that any additional development activities in the future will be supported by sponsors or other third parties.

Critical Accounting Policies and Estimates

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our critical accounting policies in Management’s Discussion and Analysis and our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to our critical accounting policies since December 31, 2013, other than updating our revenue recognition policy. Please see Note 3 — Revenue Recognition for additional revenue details.

Results of Operations

Three months ended September 30, 2014 vs. September 30, 2013

Revenues

Total revenues for the three-month periods ended September 30, 2014 and 2013 were comprised of the following:

	Three months ended September 30,		% Change
	2014	2013	2014 vs. 2013
	(in thousands, except percentages)
Product revenue	$15,152	$12,184	24%
Royalty and other revenue	126	6,638	-98%

Total revenue	$15,278	$18,822	-19%

Sales of bioprocessing products for the three months ended September 30, 2014 and 2013 were $15,152,000 and $12,184,000, respectively, an increase of $2,968,000, or 24%. This increase was primarily due to the addition of Refine Business which represented approximately $2,156,000 of the increase. The remaining increase was due to the increase in orders from our key bioprocessing customers. Sales of our bioprocessing products can be impacted by the timing of orders, development efforts at our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend.

Pursuant to the settlement with Bristol, we recognized royalty revenue of $4,825,000 for the three months ended September 30, 2013. Our royalty agreement with Bristol provided that we would receive such royalty payments on sales of Orencia® by Bristol through December 31, 2013. These royalty payments have ceased.

For the three months ended September 30, 2013, we recognized $719,000 of revenue from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, the Muscular Dystrophy Association, and Go Friedreich’s Ataxia Research. As of September 30, 2014, the agreement has been completed and no significant future revenue, from this agreement, is expected.

In the three months ended September 30, 2013, we recognized $1,093,000 of revenue under the Pfizer License Agreement, including a $1,000,000 milestone payment that was triggered by completion of specific clinical development activities as well as other fees associated with the transition.

Costs and operating expenses

Total costs and operating expenses for the three-month periods ended September 30, 2014 and 2013 were comprised of the following:

	Three months ended September 30,		% Change
	2014	2013	2014 vs. 2013
	(in thousands, except percentages)
Cost of product revenue	$6,931	$5,660	22%
Cost of royalty revenue	—	724	-100%
Research and development	1,650	1,429	15%
Selling, general and administrative	4,471	2,902	54%
Contingent consideration – fair value adjustments	10	65	-85%

Total costs and operating expenses	$13,062	$10,780	21%

Cost of product revenue was approximately $6,931,000 and $5,660,000 for the three-month periods ended September 30, 2014 and 2013, respectively, an increase of $1,271,000 or 22%. This increase is primarily due to the increased product revenue noted above and the addition of the Refine Business. Gross margins may decline over the remainder of the 2014 based on expected production volume and shipments, and product mix.

Pursuant to the settlement with Bristol, we remitted 15% of royalty revenue received through the expiration of the settlement agreement in December 2013 to the University of Michigan. For the three-month period ended September 30, 2013 this cost of royalty revenue was approximately $724,000.

Research and development expenses were approximately $1,650,000 and $1,429,000 for the three-month periods ended September 30, 2014 and 2013, respectively, an increase of $221,000 or 15%. This increase is primarily attributable to external bioprocessing research expenses with a specific vendor as well as higher salary and related fees.

Selling, general and administrative expenses were approximately $4,471,000 and $2,902,000 for the three-month periods ended September 30, 2014 and 2013, respectively, an increase of $1,569,000 or 54%. This increase is primarily attributable increased one-time and on-going costs related to the Refine acquisitions of approximately $879,000 and higher personnel and facility related costs.

Investment income

Investment income includes income earned on invested cash balances. Investment income was approximately $64,000 and $76,000 for the three-month periods ended September 30, 2014 and 2013, respectively. This decrease of $12,000, or 16%, is primarily attributable to lower average invested cash balances.

Other (expense) income

Other (expense) income was approximately ($14,000) and $37,000 for the three-month periods ended September 30, 2014 and 2013, respectively, and the decrease was primarily attributable to foreign currency losses related to our Sweden operations.

Provision for income taxes

For the three months ended September 30, 2014, we had income before taxes of approximately $2,254,552 and recorded a tax provision of approximately $788,000 for an effective tax rate of approximately 35.0%. This is based on an expected effective tax rate of 22.1% for the year ending December 31, 2014. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the U.S. statutory tax rate primarily due to the lower statutory tax rate in Sweden.

Nine months ended September 30, 2014 vs. September 30, 2013

Revenues

Total revenues for the nine-month periods ended September 30, 2014 and 2013 were comprised of the following:

	Nine months ended September 30,		% Change
	2014	2013	2014 vs. 2013
	(in thousands, except percentages)
Product revenue	$45,038	$37,132	21%
Royalty and other revenue	2,117	15,655	-86%

Total revenue	$47,155	$52,787	-11%

Sales of bioprocessing products for the nine-month periods ended September 30, 2014 and 2013 were $45,038,000 and $37,132,000, respectively, an increase of $7,906,000, or 21%. This increase was primarily due to increases in orders from our key bioprocessing customers. Approximately $2,634,000 of the increases is attributable to the addition of the Refine Business. Sales of our bioprocessing products can be impacted by the timing of orders, development efforts at our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend.

In the nine months ended September 30, 2014, we recognized $2.1 million of revenue under the Asset Purchase Agreement with BioMarin Pharmaceutical Inc. (“BioMarin”) to advance Repligen’s histone deacetylase inhibitor (HDACi) portfolio.

Pursuant to the settlement with Bristol, we recognized royalty revenue of $12,956,000 for the nine months ended September 30, 2013. Our royalty agreement with Bristol provided that we would receive such royalty payments on sales of Orencia® by Bristol through December 31, 2013. These royalty payments have ceased.

For the nine months ended September 30, 2013, we recognized $1,481,000 of revenue from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, the Muscular Dystrophy Association, and Go Friedreich’s Ataxia Research. As of September 30, 2014, the agreement has been completed and no significant future revenue, from this agreement, is expected.

In the nine months ended September 30, 2013, we recognized $1,217,000 of revenue under the Pfizer License Agreement, including a $1,000,000 milestone payment that was triggered by completion of specific clinical development activities as well as other fees associated with the transition.

Costs and operating expenses

Total costs and operating expenses for the nine-month periods ended September 30, 2014 and 2013 were comprised of the following:

	Nine months ended September 30,		% Change
	2014	2013	2014 vs. 2013
	(in thousands, except percentages)
Cost of product revenue	$19,938	$17,854	12%
Cost of royalty revenue	—	1,943	-100%
Research and development	4,281	5,919	-28%
Selling, general and administrative	12,180	9,334	30%
Contingent consideration – fair value adjustments	126	47	168%

Total costs and operating expenses	$36,525	$35,097	4%

Cost of product revenue was approximately $19,938,000 and $17,854,000 for the nine-month periods ended September 30, 2014 and 2013, respectively, an increase of $2,084,000 or 12%. This increase is primarily due to the increased product revenue noted above and the addition of the Refine Business. Gross margins may decline over the remainder of the 2014 based on expected production volume and shipments, and product mix.

Pursuant to the settlement with Bristol, we remitted 15% of royalty revenue received through the expiration of the settlement agreement in December 2013 to the University of Michigan. For the nine-month period ended September 30, 2013, this cost of royalty revenue was approximately $1,943,000.

Research and development expenses were approximately $4,281,000 and $5,919,000 for the nine-month periods ended September 30, 2014 and 2013, respectively, a decrease of $1,638,000 or 28%. This decrease is directly related to our decision in 2012 to exit therapeutic drug development and is partially offset by an increase in bioprocessing research and development expense. For the nine-month periods ended September 30, 2014 and 2013, approximately $4,275,000 and $3,363,000, respectively, of our total research and development expenses were incurred on bioprocessing research and development activities.

Selling, general and administrative expenses were approximately $12,180,000 and $9,334,000 for the nine-month periods ended September 30, 2014 and 2013, respectively, an increase of $2,846,000 or 30%. This increase is primarily attributable to Refine acquisition costs and higher sales and marketing expenses. For the remaining quarter of 2014, we expect similar levels of selling, general and administrative expenses to those incurred in the first half of 2014 as we look to expand our customer-facing activities to drive sales of our bioprocessing products.

Investment income

Investment income includes income earned on invested cash balances. Investment income was approximately $251,000 and $203,000 for the nine-month periods ended September 30, 2014 and 2013, respectively. This increase of $48,000, or 24%, is primarily attributable to higher average invested cash balances.

Other income (expense)

Other income (expense) was approximately $54,000 and ($57,000) for the nine-month periods ended September 30, 2014 and 2013, respectively, and was primarily attributable to foreign currency gains related to our Sweden operations.

Provision for income taxes

For the nine months ended September 30, 2014, we had income before taxes of approximately $10,896,000 and recorded a tax provision of approximately $2,327,000 for an effective tax rate of approximately 21.4%. This is based on an expected effective tax rate of 22.1% for the year ending December 31, 2014. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the U.S. statutory tax rate primarily due to the lower statutory tax rate in Sweden.

Liquidity and capital resources

We have financed our operations primarily through sales of equity securities, revenues derived from product sales, research grants, and license arrangements. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

At September 30, 2014, we had cash and marketable securities of $64,084,000 compared to $73,842,000 at December 31, 2013. A deposit for leased office space of $450,000 and $200,000 is classified as restricted cash and is not included in cash and marketable securities totals for September 30, 2014 or December 31, 2013, respectively.

Operating activities

For the nine-month period ended September 30, 2014, our operating activities provided cash of $16,647,868 reflecting net income of $8,569,000 and non-cash charges totaling $4,741,000 including depreciation, amortization, stock-based compensation charges and deferred tax expense. The remaining cash flow provided by operations resulted from favorable changes in various working capital accounts, in particular the collection of the final Orencia royalty from Bristol Myers of $4.9 million and the tenant improvement allowance of $1.8 million from our landlord.

For the nine-month period ended September 30, 2013, our operating activities provided cash of $18,967,882 reflecting net income of $12,766,000 and non-cash charges totaling $5,529,000 including depreciation, amortization, stock-based compensation, deferred tax expense and fair value adjustments to contingent consideration. The remaining cash flow provided by operations resulted from favorable changes in various working capital accounts, in particular the collection of $5 million due from Pfizer pursuant to our collaboration agreement.

Investing activities

We place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines. Our investing activities consumed $18,569,000 for the nine-month period ended September 30, 2014, primarily due to the Refine Acquisition, fixed asset additions and an increase in restricted cash, partially offset by net redemptions of marketable debt securities. For the nine-month period ended September 30, 2013, our investing activities consumed $7,880,000, primarily due to net purchases of marketable debt securities as well as $3,775,000 used for fixed asset additions.

Financing activities

For the nine months ended September 30, 2014, our financing activities provided cash of $882,654. Exercises of stock options provided cash receipts of $1,486,000 and $2,235,000 in the nine-month periods ended September 30, 2014 and 2013, respectively. The proceeds from exercises were partially offset by contingent consideration payments of $604,000 and $376,000 for the nine-month period ended September 30, 2014 and 2013, respectively.

We do not currently use derivative financial instruments.

Working capital decreased by approximately $9,827,000 to $65,222,000 at September 30, 2014 from $75,049,000 at December 31, 2013 due to the various changes noted above.

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

We plan to continue to invest in our bioprocessing business and in key research and development activities associated with our efforts to identify and consummate development and commercialization partnerships. We actively evaluate various strategic transactions on an ongoing basis, including monetizing existing assets and licensing or acquiring complementary products, technologies or businesses that would complement our existing portfolio of bioprocessing products and development programs. We continue to seek to acquire such potential assets that may offer us the best opportunity to create value for our shareholders. In order to acquire such assets, we may need to seek additional financing to fund these investments. This may require the issuance or sale of additional equity or debt securities. The sale of additional equity may result in additional dilution to our stockholders. Should we need to secure additional financing to acquire a product, fund future investment in research and development, or meet our future liquidity requirements, we may not be able to secure such financing, or obtain such financing on favorable terms because of the volatile nature of the biotechnology marketplace.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements as of September 30, 2014.

Contractual obligations

As of September 30, 2014, we had the following fixed obligations and commitments:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$14,876	$2,499	$4,734	$2,886	$4,757
Purchase obligations (1)	6,728	6,728	—	—	—
Contingent consideration (2)	1,885	1,139	610	136	—

Total	$23,489	$10,366	$5,344	$3,022	$4,757

(1)	Primarily represents purchase orders for the procurement of raw material for manufacturing.
(2)	Represents the current estimated fair value of contingent consideration amounts relating to acquisitions. These amounts are recorded in accrued expenses and long term liabilities on our consolidated balance sheets.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, our strategic decision to focus on the growth of our bioprocessing business, management’s strategy, plans and objectives for future operations or acquisitions, clinical trials and results, litigation strategy, product candidate research, development and regulatory approval, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with: the success of current and future collaborative or supply relationships, including our agreement with Pfizer and BioMarin, our ability to successfully negotiate and consummate development and commercialization partnerships for our portfolio of therapeutic and diagnostic assets on acceptable terms, if at all, our ability to successfully grow our bioprocessing business, including as a result of acquisition, commercialization or partnership opportunities, the success of our clinical trials and our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited sales and marketing experience and capabilities, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition, our ability to compete with larger, better financed pharmaceutical and biotechnology companies that may develop new approaches to the treatment of our targeted diseases, our history of losses and expectation of incurring losses, our ability to generate future revenues, our ability to successfully integrate Repligen Sweden and Refine, our ability to raise additional capital to continue our drug development programs or fund potential acquisitions, our volatile stock price, the effects of our anti-takeover provisions, and the impact of the expiration on December 31, 2013 of Bristol-Meyers Squibb royalty payments based on its U.S. sales of Orencia®. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have investments in money market funds and marketable securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $222,000 decrease in the fair value of our investments as of September 30, 2014. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited.

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

Changes in Internal Control

Repligen acquired the Refine Business in the second quarter of 2014. The Refine Business is included in our unaudited condensed consolidated financial statements as of September 30, 2014 and for the quarter then ended. The Refine Business represented approximately 21% of our total assets as of September 30, 2014 and approximately $2,156,000 and $350,000 of revenue and net income, respectively, for the quarter then ended. As this acquisition occurred in the second quarter of 2014, the scope of our assessment of our internal control over financial reporting does not include the Refine Business. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

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

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent filings as well as risks and uncertainties discussed elsewhere and below in this Form 10-Q, could cause our actual results to differ materially from those in the forward-looking statements. Except as noted in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, there are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We did not repurchase any shares of common stock during the three or nine-month periods ended September 30, 2014. As of September 30, 2014, there are 657,173 shares remaining under this authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). (File No. 000-14656)

3.3	Amendment No. 1 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 20, 2011 and incorporated herein by reference).

3.4	Amendment No. 2 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference).

3.5	Certificate of Amendment to the Certificate of Incorporation of Repligen Corporation, effective as of May 16, 2014 (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 19, 2014 and incorporated herein by reference).

10.1	Letter Agreement, dated as of June 10, 2014, by and between Repligen Corporation and Jon K. Snodgres (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on July 15, 2014 and incorporated herein by reference).

31.1 +	Rule 13a-14(a)/15d-14(a) Certification.

31.2 +	Rule 13a-14(a)/15d-14(a) Certification.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following materials from Repligen Corporation on Form 10-Q for the quarterly period ended September 30, 2014, formatted in Extensible Business Reporting Language (xBRL): (i) Condensed Consolidated Statements of Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

+	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: November 7, 2014	By:	/S/ WALTER C. HERLIHY
Walter C. Herlihy
President and Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: November 7, 2014	By:	/S/ JON SNODGRES
Jon Snodgres
Chief Financial Officer
(Principal financial officer)
Repligen Corporation

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). (File No. 000-14656)

3.3	Amendment No. 1 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 20, 2011 and incorporated herein by reference).

3.4	Amendment No. 2 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference).

3.5	Certificate of Amendment to the Certificate of Incorporation of Repligen Corporation, effective as of May 16, 2014 (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 19, 2014 and incorporated herein by reference).

10.1	Letter Agreement, dated as of June 10, 2014, by and between Repligen Corporation and Jon K. Snodgres (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on July 15, 2014 and incorporated herein by reference).

31.1 +	Rule 13a-14(a)/15d-14(a) Certification.

31.2 +	Rule 13a-14(a)/15d-14(a) Certification.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following materials from Repligen Corporation on Form 10-Q for the quarterly period ended September 30, 2014, formatted in Extensible Business Reporting Language (xBRL): (i) Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

+	Filed herewith.
*	Furnished herewith.