Form 10-K
period 2014-12-31
REPLIGEN CORP
filed 2015-03-17
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $744,293,642.

The number of shares of the registrant’s common stock outstanding as of March 12, 2015 was 32,777,774.

Documents Incorporated By Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2014. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

Repligen Corporation (“Repligen,” the “Company” or “we”) is a life sciences company that develops, manufactures and markets high-value, bioprocessing products for life sciences and biopharmaceutical companies worldwide. We are a world-leading manufacturer of both native and recombinant forms of Protein A, critical reagents used in biomanufacturing to purify monoclonal antibodies, a type of biologic drug. We also supply several growth factor products and cell filtration products used to increase cell culture productivity during the bioproduction process. In the expanding area of flexible biomanufacturing technologies, we have developed and currently market a series of OPUS® chromatography columns for use in clinical-scale manufacturing. These pre-packed, “plug-and-play” columns are uniquely customizable to our customers’ media and size requirements.

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

On June 2, 2014, we acquired the business of Refine Technology, including Refine’s Alternating Tangential Flow (“ATF”) System, a market-leading device used to significantly increase product yield during the fermentation step of the biologic drug manufacturing process (the “Refine Business” and the acquisition of the Refine Business, the “Refine Acquisition”). We purchased all of the assets and assumed certain specified liabilities related to Refine’s ATF System. This acquisition strengthened our bioprocessing business by adding a complementary product line while expanding its sales presence worldwide. The terms of the acquisition included an upfront cash payment of $21,235,937, less $66,277 as a result of the final determination of working capital, issuance of 215,285 of Repligen’s $0.01 par value common stock valued at $4,000,000, future potential contingent payments totaling up to $10,900,000 if specific sales targets are met for the years 2014, 2015 and 2016, and future potential payments up to $7,500,000 out of any amounts that might be received in connection with the resolution, withdrawal or settlement of certain patent oppositions with a third party.

We generally manufacture and sell Protein A and growth factors to life sciences companies under supply agreements and sell our chromatography columns, as well as media and quality test kits, and our ATF products directly to biopharmaceutical companies or contract manufacturing organizations or through distributors. We refer to these activities as our bioprocessing business.

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

Currently Marketed Products

We currently sell various commercial bioprocessing products based on Protein A and growth factors, as well as a line of pre-packed chromatography columns, ATF cell filtration products and quality test kits, which are used in the production of monoclonal antibodies and other biopharmaceutical products.

Our Products for the Manufacturing of Biologic Drugs

Repligen is a leading developer and manufacturer of certain bioprocessing products used in the production of monoclonal antibodies and other biologic drugs. We manufacture multiple forms of Protein A, a critical component of Protein A media that is used in the downstream purification processes for monoclonal antibodies, on behalf of several major life sciences companies. We also manufacture and sell growth factors and ATF System products, used to increase cell growth and productivity during the fermentation step of biomanufacturing, and chromatography products for purification of biologic products. Our chromatography products include OPUS pre-packed columns for biologics purification, proprietary Protein A media and quality control test kits. These products are sold directly and through distributors to life sciences companies, contract manufacturing organizations and biopharmaceutical companies for use in the biologic drug production. Demand for Protein A and our bioprocessing products has grown in concert with the expanding global market for biologics, particularly monoclonal antibodies.

In 2014, the global biologics market was valued at approximately $200 billion and is expected to grow at a rate in the high single digits annually. Market research indicates that the monoclonal antibody segment comprised over 40% of the overall biologics market in 2013 and is growing more rapidly than the overall market. Six of the ten worldwide best-selling drugs in 2014 were monoclonal antibodies, including products such as Enbrel® and Remicade® for the treatment of rheumatoid arthritis and other inflammatory disorders, Rituxan® for non-Hodgkin’s lymphoma and Herceptin® for the treatment of breast cancer. There are more than 40 approved monoclonal antibody products and over 350 product candidates currently in development, most of which are manufactured using Protein A.

Repligen has been a leading manufacturer of Protein A for over fifteen years and manufactures multiple forms of Protein A for major life sciences companies including GE Healthcare and EMD Millipore. Pursuant to Repligen’s Strategic Supplier Alliance Agreement with GE Healthcare, Repligen has agreed to manufacture and sell to GE Healthcare two forms of GE Healthcare proprietary recombinant Protein A through 2021. Repligen’s Strategic Supplier Alliance Agreement with GE Healthcare is terminable by either party upon written notice of breach or insolvency or if Repligen markets a Protein A media equivalent to GE Healthcare’s leading products. In addition, pursuant to the Strategic Supplier Alliance Agreement, or Sweden Supplier Agreement, by and between Repligen Sweden AB and GE Healthcare, Repligen Sweden AB agrees to manufacture and sell to GE Healthcare native Protein A and three forms of GE Healthcare proprietary recombinant Protein A through December 31, 2016. Either party may terminate the Sweden Supplier Agreement unilaterally for convenience upon one years’ written notice or upon written notice of material default or breach of the agreement and bankruptcy or insolvency. GE Healthcare may terminate the Sweden Supplier Agreement if Repligen Sweden AB markets or sells any chromatography media products, transfers control of the Sweden Supplier Agreement or upon delay or defect in the Protein A products. To be useful in the monoclonal antibody manufacturing process, Protein A is chemically bound to proprietary microscopic beads that are manufactured by life sciences companies, such as those mentioned above. These beads provide the rigid support required to use Protein A ligands. The combination of Protein A ligands bound to the beads is known as Protein A chromatographic media, which is packed by end-users into cylindrical columns and used to purify monoclonal antibodies. For example, after a fermentation process that produces monoclonal antibodies, the broth containing the monoclonal of interest, as well as numerous fermentation by-products and contaminants, is pumped through a column filled with Protein A chromatographic media. The Protein A media selectively binds to or “captures” the monoclonal antibody. Protein A has a high affinity for the monoclonal antibody and as a result, the antibody remains bound to the Protein A media while impurities flow through the column and are discarded. Once the impurities are removed, a change in pH conditions releases the purified antibody from the Protein A media. As a result, the monoclonal antibody product is highly purified and concentrated from a single purification step. Further purification steps are usually necessary to increase purity to a level greater than 98%. Over the past three years, the majority of our product sales have been sales of Protein A products.

Most biopharmaceuticals are produced through mammalian cell fermentation. In order to spur increased cell growth, manufacturers often add growth factors to the fermentation media. As part of the Novozymes Acquisition, the Company acquired several cell culture growth factor products. Among those products is LONG®R3 IGF-I, a growth factor that is more biologically potent than insulin, and that has been shown to significantly increase recombinant protein production in fermentation applications. LONG®R3 IGF-I is currently used in the manufacture of several commercial biopharmaceutical products and is sold under a distribution agreement with Sigma-Aldrich Corporation (“Sigma”) which extends to 2021. Sigma has distribution rights for industrial cell culture applications while Repligen sells the product for use in stem cell and other cell-based therapies. In addition, we acquired long epidermal growth factor (LONG®EGF) for both bioproduction and cell-based therapy applications.

We also sell ATF System products which are designed to increase cell density and product yield in the fermentation step of biomanufacturing. The ATF System is a filtration device which is used to continuously remove cellular metabolic waste products during the course of a fermentation run. This enables the fermented cells to grow to significantly higher density which increases the yield of the biologic product and reduces costs. ATF Systems consist of a stainless steel housing which contains a consumable filter and an associated pump and controller. They are sold in a variety of sizes suitable for use at laboratory scale up to production fermenters as large as 1,000 liters. ATF Systems are used in the production of several FDA-approved monoclonal antibodies.

We also sell a number of products used in purification and quality control applications to contract manufacturers and biopharmaceutical companies. These products include: OPUS pre-packed, disposable chromatography columns, proprietary Protein A chromatography media and quality control test kits. Our OPUS pre-packed chromatography columns are sold in a variety of sizes with the customer’s choice of media. This product line’s smaller sizes consist of proprietary technology that we acquired from BioFlash Partners, LLC (“BioFlash”) in January 2010 while the larger sizes encompass products and technology that we developed as a result of our internal research and development efforts. OPUS columns have the potential to improve manufacturing efficiencies and lower costs by reducing labor and time spent on column packing, validation, set-up and cleaning of traditional glass columns. In addition, because OPUS columns are “plug-and-play” we believe they offer customers significantly greater manufacturing efficiency and flexibility when used with other flexible, disposable technologies. In early 2012, we introduced new, process-scale OPUS chromatography columns with diameters of 20cm and 30cm. These new products are well suited for the production of a broad range of clinical trial material and niche commercial products such as orphan biologics. In early 2014, we introduced a 45 cm diameter version of OPUS columns, the largest pre-packed column on the market which is suitable for purification of biological products produced in fermenters as large as 1,000 liters.

Our proprietary Protein A chromatography media is used by contract manufacturers and biopharmaceutical companies in the purification of some currently marketed monoclonal antibodies. Customers use our Protein A and Growth Factor ELISA test kits to ensure that there are minimal levels of residual Protein A and growth factor, respectively, in the final bulk drug product.

Research and Development

Historically, our research activities focused on both the development of proprietary therapeutic drug candidates and the development of new and improved bioprocessing products. As part of our strategic decision in

2012 to focus the Company’s efforts on our core bioprocessing business, we reduced our research efforts on our clinical development programs and increased our efforts to find collaboration partners to finish their development and, if successful, commercialize these therapeutic drug candidates. We intend to focus all of our future research and development efforts on developing new bioprocessing products. Specifically, we plan to focus these efforts on our growth factor, ATF and chromatography product offerings because we believe those markets may offer a higher rate of growth than the bulk Protein A market.

HDAC Agreement with BioMarin

On January 21, 2014, we out-licensed our HDACi portfolio, which includes the Friedreich’s ataxia program, to BioMarin Pharmaceuticals Inc. Friedreich’s ataxia is an inherited disease that causes progressive damage to the nervous system resulting in symptoms ranging from impaired walking and speech problems to heart disease. Pursuant to the terms of the agreement, BioMarin agrees to use commercially reasonable efforts to commercialize HDACi portfolio product until the later of (i) the expiration of the last-to-expire valid claim of an issued and unexpired patent or pending patent application claiming a compound included in the agreement or (ii) 10 years. Under the terms of the agreement, Repligen received an upfront payment of $2 million in January 2014 from BioMarin and we have the potential to receive up to $160 million in future milestone payments for BioMarin’s development, regulatory approval and commercial sale of portfolio compounds included in the agreement. These potential milestone payments are approximately 37% related to clinical development and 63% related to initial commercial sales in specific geographies. In addition, Repligen is eligible to receive royalties on sales of qualified products developed. The royalty rates are tiered and begin in the mid-single-digits for the first HDACi portfolio product and for the first non-HDACi portfolio product with lesser amounts for any backup products developed under the agreement. Repligen’s receipt of these royalties is subject to customary offsets and deductions. There are no refund provisions in this agreement. Royalties under this agreement are paid on a country-by-country basis during the period beginning on the first commercial sale of a compound in such country, until the later of: (i) the expiration of exclusivity period granted by a governmental authority to prevent the entry of generic product into such country; (ii) the expiration of the last-to-expire valid claim of an issued and unexpired patent or pending patent application claiming such compound in such country; or (iii) ten years following the first commercial sale of such HDACi portfolio product in any country. Royalty payments on products derived from the compounds included in the agreement are calculated by multiplying net sales of such product for the calendar year by an applicable royalty rate based on incremental net sale amounts. We have no further obligations to BioMarin.

SMA Agreement with Pfizer

On December 28, 2012, we entered into an exclusive worldwide licensing agreement (the “License Agreement”) with Pfizer to advance the SMA program, which is led by RG3039 and also includes backup compounds and enabling technologies. Under the terms of the License Agreement, we received $5 million from Pfizer as an upfront payment on January 22, 2013, a $1 million milestone payment on September 4, 2013 and a $1 million milestone payment on December 28, 2014. On January 26, 2015 Pfizer notified us that they were terminating the License Agreement for convenience, effective as of April 26, 2015. We have no further obligations to Pfizer and do not intend to invest additional resources to the development of the SMA program.

RG1068

Our clinical development portfolio also includes RG1068, a synthetic human hormone developed as a novel imaging agent for the improved detection of pancreatic duct abnormalities in combination with magnetic resonance imaging in patients with pancreatitis and potentially other pancreatic diseases. We submitted an NDA to the FDA and a marketing authorization application to the European Medicines Agency in the first quarter of 2012. In the second quarter of 2012, we received a complete response letter from the FDA, indicating the need for additional clinical efficacy and safety trial data. On December 23, 2014, Innovate Biopharmaceuticals, Inc.

(“Innovate”) acquired our RG1068 program for a nominal amount. Innovate is solely responsible for future development and commercialization of RG1068. If Innovate gains marketing approval and successfully commercializes RG1068, Repligen is eligible to receive royalties through the latter of ten years after the first commercial sale or the entry of a generic equivalent into the U.S. market.

Orencia® (CTLA4-Ig) Royalties

CTLA4 is a regulator that “turns off” the immune system after it has successfully cleared a bacterial or viral infection by blocking the activation of T-cells, the immune cells responsible for initiating an immune response. In the 1990’s, our collaborators at the University of Michigan and the U.S. Navy demonstrated that a fusion protein consisting of fragments of CTLA4 and an antibody (“CTLA4-Ig”) could be used to treat certain autoimmune diseases. This research finding resulted in the granting of U.S. patent No. 6,685,941 (“the ‘941 Patent”) covering the treatment of certain autoimmune disorders including rheumatoid arthritis with CTLA4-Ig.

In December 2005, the FDA approved Bristol’s application to market CTLA4-Ig, under the brand name Orencia®, for treatment of rheumatoid arthritis. In April 2008, Repligen and the University of Michigan entered into a settlement agreement with Bristol pursuant to which, Bristol made an initial payment of $5 million to us and agreed to pay us royalties on the U.S. net sales of Orencia® for any clinical indication at a rate of 1.8% for the first $500 million of annual sales, 2.0% for the next $500 million and 4.0% of annual sales in excess of $1 billion for each year from January 1, 2008 until December 31, 2013. These royalty payments have ceased, and we did not receive any royalties from Bristol relating to 2014 net sales.

Sales and Marketing

Our sales and marketing strategy supports our objective of establishing Repligen as a leading provider of products and services, addressing upstream, downstream and quality control needs of bioprocessing customers in the biotechnology and biopharmaceutical industries. Through our products and brands, including Protein A, IGF-1, OPUS, ATF we provide premiere offerings and services to our bioprocess customers. We are committed to being a partner of choice for our customers with distributor and supply agreements in place for our growth factor and Protein A products with Sigma Aldrich, GE Healthcare, EMD Millipore. We have invested in our commercial organization and now have approximately 20 sales, marketing, product management and service individuals providing service and support to our expanding customer base. Our global sales organization has both distributor and direct sales personnel, depending on the market and application area. We will continue to expand our commercial organization. This organization also helps us identify market needs and new technologies that we can license and develop into new products.

Segment and Geographic Areas

We have one reportable segment. Segment and geographical information is contained in Note 2, the notes to our consolidated financial statements.

Significant Customers and Geographic Reporting

Customers for our bioprocessing products include major life science companies, contract manufacturing organizations, biopharmaceutical companies, diagnostics companies and laboratory researchers. For the fiscal years ended December 31, 2014, 2013 and 2012, total revenues from sales to customers in the United States were approximately 33%, 51% and 46%, respectively, of total revenues. During the same periods, total revenues generated through sales to customers in Sweden were 38%, 35% and 42%, respectively, of total revenues. During the same periods, total revenues generated through sales to customers in the United Kingdom were 20%, 12% and 9%, respectively, of total revenues. For the fiscal years ended December 31, 2014, 2013 and 2012, royalty revenue from Bristol represented 0%, 27% and 24% of total revenues, respectively. GE Healthcare, our largest bioprocessing customer, accounted for 38%, 35% and 42% of total revenues in the fiscal years ended December 31, 2014, 2013 and 2012, respectively.

Employees

As of March 13, 2015, we had 136 employees. Of those employees, 97 were engaged in research, development and manufacturing and 39 were in administrative and marketing functions. Each of our employees has signed a confidentiality agreement. None of our U.S. employees are covered by collective bargaining agreements. We have two collective bargaining agreements that cover our 57 employees in Sweden, comprising approximately 50% of our total workforce. The current collective bargaining agreements expire on March 31, 2016. The Company considers its employee relations to be satisfactory.

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

Protein A

We have developed proprietary technology, trade secrets, and know-how relating to the manufacture of recombinant Protein A at a scale and quality standard which is consistent with the requirements of the biopharmaceutical industry. In addition, in April 2010, we were granted U.S. Patent No. 7,691,608 B2, “Nucleic Acids Encoding Recombinant Protein A,” which claims a recombinant gene that encodes a Protein A molecule with an amino acid sequence identical to that of the natural Protein A molecule, which has long been commercialized for bioprocessing applications. This U.S. patent, with the term extension that was granted, will remain in effect until 2028. Foreign equivalents of this patent are being prosecuted outside of the United States in Sweden, Netherlands, Great Britain, France and Germany and have issued in Canada. The claims of U.S. Patent No. 7,691,608 cover compositions of matter including isolated nucleic acids, expression vectors, bacterial cells that include the nucleic acids, as well as methods of producing truncated Protein A polypeptides, methods of producing affinity chromatography resins, and methods of purifying proteins.

OPUS

In January 2012, Repligen filed a provisional patent application with the U.S. Patent and Trademark Office (“USPTO”) which covers certain unique features of our OPUS pre-packed columns. Pending claims that relate to these unique features cover the ease and flexibility of column packing, bed height adjustment and cleaning that is improved over existing pre-packed column designs. In January 2013, we filed an international patent cooperation treaty (“PCT”) application as well as a utility application with the USPTO on the basis of the provisional application. The OPUS pre-packed column patent application is pending in the United States, Australia, Canada, Europe, India, and Japan.

ATF Systems

As part of the Refine Acquisition, Repligen acquired the exclusive rights to an issued U.S. patent (US 6,544,424) covering the ATF System and a process related to the filtration of biologic fluids from a bioreactor through hollow fiber filters by the action of a diaphragm pump which creates alternating tangential flow through the filter. The patent expires in 2020.

Spinal Muscular Atrophy

In 2009, Repligen entered into an exclusive license agreement with a non-profit organization, FSMA, for worldwide rights to patent applications related to compositions and methods for the treatment of spinal muscular atrophy. FSMA had funded the development of these compounds and identified a novel enzyme target (“DcpS”) that these compounds inhibit. In 2011, we were granted U.S. Patent Nos. 7,888,366 and 7,985,755, both entitled “2,4 Diaminoquinazolines for Spinal Muscular Atrophy,” with allowed composition claims that cover both the genus and the species of the chemical structures of the lead clinical candidates. The expiration date of U.S. Patent No. 7,888,366 (the ‘366 patent) is in 2028 with potential for patent term extension. The expiration date of U.S. Patent No. 7,985,755 (the ‘755 patent) is in 2027 with potential for patent term extension.

Pursuant to the License Agreement, we licensed all of our intellectual property related to SMA to Pfizer and Pfizer has assumed responsibility for maintaining existing intellectual property and prosecuting new intellectual property relating to this program. On January 26, 2015, Pfizer issued to us a notice of its termination of the License Agreement for convenience, effective as of April 26, 2015.

Histone Deacetylase Inhibitors

Repligen has entered into an exclusive license agreement with The Scripps Research Institute for worldwide rights to a patent application claiming compounds and methods for treating Friedreich’s ataxia with inhibitors of histone deacetylase. We have extended this original work and filed additional patent applications which claim both methods and compositions for treating Friedreich’s ataxia. We licensed all of our intellectual property related to HDAC to BioMarin and BioMarin has assumed responsibility for maintaining existing intellectual property and prosecuting new intellectual property relating to this program. On January 21, 2014, we out-licensed our HDAC Inhibitor (HDACi) portfolio to BioMarin Pharmaceuticals Inc. Our out-licensed HDACi portfolio included patent applications in the United States as well as patent applications in Europe, Canada, Japan and Australia. Patents, if any, that are granted in the U.S. based on these patent applications are expected to expire from 2029 to 2032.

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

Manufacturing

We manufacture seven commercial forms of Protein A including “native” Protein A for life sciences companies including GE Healthcare and EMD Millipore under long-term supply agreements which expire between 2015 and 2021. Native Protein A is manufactured in Sweden, while the recombinant forms are manufactured in Waltham, Massachusetts or in both Waltham, Massachusetts and Sweden. We currently manufacture our growth factor products in Sweden and our OPUS chromatography columns and ATF System products in Waltham, Massachusetts.

We generally purchase raw materials from more than one commercially established company and believe that the necessary raw materials are currently commercially available in sufficient quantities necessary to meet market demand. However, there are only a limited number of suppliers of materials related to the ATF System products, one of which is the sole supplier of materials used for consumable ATF System products.

We utilize our own facilities in Waltham, Massachusetts and Sweden as well as third party contract manufacturing organizations to carry out certain fermentation and recovery operations, while the purification, immobilization, packaging and quality control testing of our bioprocessing products are conducted at our facilities. Our U.S. facility, located in Waltham, Massachusetts and our Sweden facility, located in Lund, are both ISO 9001 certified and maintain formal quality systems to maintain process control, traceability, and product conformance. We practice continuous improvement initiatives based on routine internal audits as well as external feedback and audits performed by our partners and customers. In addition, we maintain a business continuity management system which focuses on key areas such as contingency planning, security stocks and off-site storage of raw materials and finished goods to ensure continuous supply of our products.

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

As a result, the loss of, or a significant reduction in orders from, any of these customers would significantly reduce our revenues and harm our results of operations. If a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our revenue could decline, and our operating results may not meet market expectations. In addition, if those customers order our products, but fail to pay on time or at all, our liquidity and operating results could be materially and adversely affected. Furthermore, if any of our current or future products compete with those of any of our largest customers, these customers may place fewer orders with us or cease placing orders with us, which would could negatively affect our revenues and operating results.

As we evolve from a company dependent on others to commercialize our products to a company selling directly to end users, we may encounter difficulties in expanding our product portfolio and our commercial efforts.

In connection with the Company’s decision to focus our efforts on the growth of our core bioprocessing business, we are increasingly seeking to develop and commercialize our own portfolio of products. Our future financial performance will depend, in part, on our ability to successfully develop and acquire additional bioprocessing products. There is no guarantee that we will be able to successfully acquire or develop additional bioprocessing products, and the Company’s financial performance will likely suffer if we are unable to do so.

If intangible assets that we recorded in connection with our acquisitions become impaired, we could have to take significant charges against earnings.

In connection with the accounting for the Novozymes Acquisition, we recorded a significant amount of intangible assets, including developed technology and customer relationships relating to the growth factor products. In addition, in connection with the accounting for the Refine acquisition, we recorded a significant amount of intangible assets, including developed technology and customer relationships relating to the ATF system. Under U.S. GAAP, we must assess, at least annually and potentially more frequently, whether the value of intangible assets has been impaired. Intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

Our exposure to political, economic and other risks that arise from operating a multinational business has and may continue to increase.

Our operations and sales outside of the United States have increased as a result of the Novozymes Acquisition and the Refine Acquisition and the continued expansion of our commercial organization. Risks related to these increased foreign operations include:

•	fluctuations in foreign currency exchange rates;

•	changes in general economic and political conditions in countries where we operate, particularly as a result of ongoing economic instability within the European Union and other foreign jurisdictions;

•	being subject to complex and restrictive employment and labor laws and regulations, as well as union and works council restrictions;

•	changes in tax laws or rulings in the United States or other foreign jurisdictions that may have an adverse impact on our effective tax rate;

•	being subject to burdensome foreign laws and regulations, including regulations that may place an increased tax burden on our operations;

•	being subject to longer payment cycles from customers and experiencing greater difficulties in timely accounts receivable collections; and

•	required compliance with a variety of foreign laws and regulations.

Our business success depends in part on our ability to anticipate and effectively manage these and other. We cannot assure you that these and other related factors will not materially adversely affect our international operations or business as a whole.

We may be unable to manage efficiently having become a larger and more geographically diverse organization.

The Novozymes Acquisition, the Refine Acquisition, the continued expansion of our commercial sales operations, and our organic growth have increased the scope and complexity of our business. We will face challenges inherent in efficiently managing a more complex business with an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse (including from a cultural perspective) and substantially larger combined organization could materially adversely affect our operating results and, as a result, the market price of our common stock.

The environmental risks of our business have increased dramatically.

Our manufacturing business involves the controlled use of hazardous materials and chemicals and is therefore subject to numerous environmental and safety laws and regulations and to periodic inspections for possible violations of these laws and regulations. In addition to these hazardous materials and chemicals, our facility in Sweden also uses Staphylococcus aureus and toxins produced by Staphylococcus aureus in some of its manufacturing processes. Staphylococcus aureus and the toxins it produces, particularly enterotoxins, can cause severe illness in humans. The costs of compliance with environmental and safety laws and regulations are significant and have increased since we completed the acquisition of the Novozymes Biopharma Business. Any violations, even if inadvertent or accidental, of current or future environmental, safety laws or regulations and the cost of compliance with any resulting order or fine could adversely affect our operations.

Our acquisitions expose us to risks that could adversely affect our business, and we may not achieve the anticipated benefits of acquisitions of businesses or technologies.

In addition to the Novozymes Acquisition and the Refine Acquisition, and as a part of our growth strategy, we may make selected acquisitions of complementary products and/or businesses. Any acquisition involves numerous risks and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, or results of operations:

•	difficulties in integrating new operations, technologies, products, and personnel;

•	problems maintaining uniform procedures, controls and policies with respect to our financial accounting systems;

•	lack of synergies or the inability to realize expected synergies and cost-savings;

•	difficulties in managing geographically dispersed operations;

•	underperformance of any acquired technology, product, or business relative to our expectations and the price we paid;

•	negative near-term impacts on financial results after an acquisition, including acquisition-related earnings charges;

•	the potential loss of key employees, customers, and strategic partners of acquired companies;

•	claims by terminated employees and shareholders of acquired companies or other third parties related to the transaction;

•	the assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;

•	the issuance of equity securities to finance or as consideration for any acquisitions would dilute the ownership of our stockholders;

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

In connection with the Refine Acquisition, we entered into a transition services agreement whereby the sellers agreed to provide transitional services that were reasonably required to operate the Refine Business for a period of up to six (6) months. After this transitional period, we began integrating such operation into our current business, which could adversely affect our business, financial condition, or results of operations. Furthermore, we expect a portion of our future revenue growth to come from existing and new ATF System products and technologies. The commercial success will depend on, among other factors, our successful integration of the Refine Business, and the acceptance of the ATF System products and technologies by the life science and biopharmaceutical industries. As a result, there can be no assurance that these products and technologies, even if successfully developed and introduced, will be accepted by customers. If customers do not adopt our ATF products and technologies, our results of operations may suffer and, as a result, the market price of our common stock may decline.

The ATF System business relies on a limited number of suppliers or, in some cases, one supplier, and may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on the ATF System business and our financial condition, results of operations and reputation.

There are only a limited number of suppliers of materials related to the ATF System products, one of which is the sole supplier of materials used for consumable ATF System products. An interruption in operations of the business related to these products could occur if we encounter delays or difficulties in securing these materials, or if we cannot then obtain an acceptable substitute. Any such interruption could significantly affect the business related to these products and our financial condition, results of operations and reputation.

We believe that only a small number of suppliers are currently qualified to supply materials for the ATF system. The use of materials furnished by these replacement suppliers would require us to alter our operations related to the ATF system. Transitioning to a new supplier would be time consuming and expensive, may result in interruptions in our operations, could affect the performance specifications of the ATF system or could require that we revalidate the materials. There can be no assurance that we will be able to secure alternative materials, and bring such materials on line and revalidate them without experiencing interruptions in our workflow. If we should encounter delays or difficulties in securing, reconfiguring or revalidating the materials required for ATF System products, our business related to these products and our financial condition, results of operations and reputation could be adversely affected.

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

Our license agreement with Pfizer will expire on April 26, 2015.

Our licensing agreement with Pfizer provided for us to potentially receive payments from Pfizer based on milestones related to clinical development and initial commercial sales in specific geographies, as well as royalty payments from Pfizer based on its future sales of RG3039 or any SMA compounds developed under the license agreement. On January 26, 2015, Pfizer issued to us a notice of its termination of the License Agreement for convenience, effective as of April 26, 2015. As a result, we will no longer receive milestone payments under this agreement.

We have limited sales and marketing capabilities.

We have a small sales force and, historically, we have generated most of our revenues through sales of bioprocessing products to a limited number of life sciences companies, such as GE Healthcare, EMD Millipore, Sigma-Aldrich, Life Technologies and through other individual distributors. However, due in part to the Refine Acquisition, an increasing amount of our revenue is attributable to our commercialization of bioprocessing products that we sell directly to end-users such as biopharmaceutical companies and contract manufacturing organizations. This will require us to invest additional resources in our sales and marketing capabilities. We may not be able to attract and retain additional sales and marketing professionals, and the cost of building the sales and marketing function may not generate our anticipated revenue growth. In addition, our sales and marketing efforts may be unsuccessful. Our failure to manage these risks may have a negative impact on our financial condition, or results of operations and may cause our stock price to decline.

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

Other companies could begin manufacturing and selling native or some of the commercial forms of recombinant Protein A in the U.S. and may directly compete with us on certain Protein A products. This may induce us to sell Protein A at lower prices and may erode our market share, which could adversely affect our results of operations, financial condition, cash flow and future prospects.

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

In connection with the Company’s decision to focus its efforts on the growth of its core bioprocessing business, we will seek development and commercialization partnerships for our remaining portfolio of clinical stage assets. Any disputes with such partners, such as BioMarin, that lead to litigation or similar proceedings may result in us incurring legal expenses, as well as facing potential legal liability. Such disputes, litigation or other proceedings are also time consuming and may cause delays in our development and commercialization efforts. If we fail to resolve these disputes quickly and with terms that are no less favorable to us than the current terms of the arrangements, our business, results of operations, financial condition, cash flow and future prospects may be harmed.

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

We expect a portion of our future revenue growth to come from introducing new bioprocessing products, such as a larger size version of our OPUS disposable chromatography products, the ATF System we acquired from Refine, and new growth factors. The commercial success of these products, as well as the products acquired in the Novozymes Acquisition and the Refine Acquisition, will depend upon their acceptance by the life science and biopharmaceutical industries. Many of the bioprocessing products that we are developing are based upon new technologies or approaches. As a result, there can be no assurance that these new products, even if successfully developed and introduced, will be accepted by customers. If customers do not adopt our new products and technologies, our results of operations may suffer and, as a result, the market price of our common stock may decline.

If our new products do not achieve sufficient market acceptance, our results of operations and competitive position could suffer.

There can be no assurance that unforeseen problems will not occur with respect to the development, performance or market acceptance of new products or that we will otherwise be able to successfully develop and market new products. Failure of our new products to gain market acceptance or our failure to successfully develop and market new products could reduce our margins, which would have an adverse effect on our business, financial condition and results of operations.

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

Our revenues and other operating results will depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner. Any interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter. Manufacturing problems can and do arise, and as demand for our products increases, any such problems could have an increasingly significant impact on our operating results. While we have not generally experienced problems with, or delays in, our production capabilities that resulted in delays in our ability to ship finished products, there can be no assurance that we will not encounter such problems in the future. We may not be able to quickly ship products and recognize anticipated revenues for a given period if we experience significant delays in the manufacturing process. In addition, we must maintain sufficient production capacity in order to meet anticipated customer demand, which carries fixed costs that we may not be able to offset if orders slow, which would adversely affect our operating margins. If we are unable to manufacture our products consistently, in sufficient quantities, and on a timely basis, our bioprocessing revenue, gross margins and our other operating results will be materially and adversely affected.

Our operating results may fluctuate significantly, our customers’ future purchases are difficult to predict and any failure to meet financial expectations may result in a decline in our stock price.

Our quarterly operating results may fluctuate in the future as a result of many factors such as the impact of seasonal spending patterns, changes in overall spending levels in the life sciences industry, the inability of some of our customers to consummate anticipated purchases of our products due to changes in end-user demand, and other unpredictable factors that may affect ordering patterns. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Additionally, if revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, a large portion of our manufacturing costs, our research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. If our quarterly operating results fail to meet investor expectations, the price of our common stock may decline.

Our future revenues pursuant to our asset purchase agreement with BioMarin regarding the HDACi program depends significantly on BioMarin’s development and commercialization activities, over which we have no control. If BioMarin is unable or determines not to further develop or commercialize the HDACi program, or experiences significant delays in doing so, we may see a delay in receiving any potential milestone or royalty payments or fail to receive any additional financial benefits from the program.

We entered into an asset purchase agreement with BioMarin on January 21, 2014, related to the histone deacetylase inhibitor (“HDACi”) portfolio, which includes the Friedreich’s ataxia program. We are dependent on BioMarin for the future success of this development program. We have no control over the conduct and timing of development efforts with respect to the HDACi program. BioMarin’s failure to devote sufficient financial and other resources to the development plan may result in the delayed or unsuccessful development of the program, which could lead to the non-payment or delay in payment of milestones under the asset purchase agreement and may preclude or delay commercialization of any product under the HDACi program and any royalties we could receive on future commercial sales. Our future financial results may be harmed if BioMarin does not commercialize the HDACi program successfully or on a timely basis prior to the achievement of any milestones or the payment of any royalties to us.

Health care reform measures could adversely affect our business.

The efforts of governmental and third-party payors to contain or reduce the costs of health care may adversely affect the business and financial condition of pharmaceutical and biotechnology companies, including us. Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. The U.S. Congress passed the America Affordable Health Choices Act of 2009 and the Patient Protection and Affordable Care Act and is considering a number of proposals that are intended to reduce or limit the growth of health care costs and which could significantly transform the market for pharmaceuticals products. We expect further federal and state proposals and health care reforms to continue to be proposed by legislators, which could limit the prices that can be charged for the products we develop and may limit our commercial opportunity. In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act (the “MMA”) changed the way Medicare covers and pays for pharmaceutical products. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. The continuing efforts of government and other third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunities. In addition, the pendency or approval of such proposals could result in a decrease in the price of our common stock or limit our ability to raise capital or to enter into collaborations or license rights to our products.

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

The Company conducts a large portion of its business in international markets. For the fiscal year ended December 31, 2014, 37% of the Company’s revenue and 31% of its costs and expenses were denominated in foreign currencies, primarily the Swedish Kroner, the British pound sterling and the Euro. The Company is exposed to the risk of an increase or decrease in the value of the foreign currencies relative to the U.S. Dollar, which could increase the value of our expenses and decrease the value of our revenue when measured in U.S. Dollars. As a result, our results of operation may be influenced by the effects of future exchange rate fluctuations and such effects may have an adverse impact on our common stock price.

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

If we identify a material weaknesses in our internal control over financial reporting, our ability to meet our reporting obligations and the trading price of our stock could be negatively affected.

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

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. In addition, we are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. For example, in 2012, we updated our internal controls to include our operations in Sweden. If we, or our independent registered public accounting firm, determine that our internal controls over financial reporting are not effective, or we discover areas that need improvement in the future, these shortcomings could have an adverse effect on our business and financial results, and the price of our common stock could be negatively affected.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We must annually evaluate our internal procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and our independent registered public accounting firm to assess the effectiveness of internal control over financial reporting.

We are implementing a new enterprise resource planning (“ERP”) system and have recently implemented several significant ERP modules and expect to implement additional ERP modules in the future. The implementation of the ERP system represents a change in our internal control over financial reporting. Although we continue to monitor and assess our internal controls in the new ERP system environment as changes are made and new modules are implemented, and have taken additional steps to modify and enhance the design and effectiveness of our internal control over financial reporting, there is a risk that deficiencies may occur that could constitute significant deficiencies or in the aggregate a material weakness.

If we fail to remedy any deficiencies or maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our operating results or financial condition.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We currently lease and occupy approximately 76,000 square feet of space located in Waltham, Massachusetts which serves as our corporate headquarters. We also conduct manufacturing, research and development, marketing and administrative operations at this facility. This lease expires on May 31, 2023. We also lease four adjacent buildings in Lund, Sweden totaling approximately 45,000 square feet of space used primarily for manufacturing and administrative operations. The lease for three buildings totaling approximately 41,000 square feet expires on June 30, 2017 while the lease for the fourth building with approximately 4,000 square feet of space expires on September 30, 2019.

During the fiscal year ended December 31, 2014, we incurred total rental costs for all facilities of approximately $2,735,000.

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

	Year Ended December 31, 2014
	High	Low
First Quarter	$17.26	$11.70
Second Quarter	$23.14	$12.60
Third Quarter	$24.68	$18.23
Fourth Quarter	$26.75	$19.02

	Year Ended December 31, 2013
	High	Low
First Quarter	$7.31	$5.73
Second Quarter	$9.65	$6.65
Third Quarter	$11.44	$8.25
Fourth Quarter	$14.05	$9.89

Stockholders and Dividends

As of March 15, 2015, there were approximately 480 stockholders of record of our common stock. We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations. Any future determination as to the payment of dividends will be at the sole discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors our Board of Directors deems relevant.

Equity Compensation Plan Information

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Issuer Purchases of Equity Securities

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We did not repurchase any shares of common stock during the year ended December 31, 2014. In prior years, we repurchased a total of 592,827 shares, leaving 657,173 shares remaining under this authorization.

The graph below matches Repligen Corporation’s cumulative 69-month total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the NASDAQ Pharmaceutical index, and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from March 31, 2009 to December 31, 2014.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, and such information shall not be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that Repligen specifically incorporates it by reference into such filing.

Recent Sales of Unregistered Securities and Equity Purchases by the Company

In June 2014, in connection with the Refine Acquisition, we issued and sold 215,285 unregistered shares of our common stock to Refine Technology, LLC, an accredited investor, in exchange for certain of Refine’s assets and contract rights related to its ATF System. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506(b) promulgated under Regulation D.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data are derived from the audited financial statements of Repligen. The selected financial data set forth below should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report, our Annual Reports on Form 10-K for the fiscal years ended December 31, 2013 and 2012, our Transition Report on Form 10-K for the nine months ended December 31, 2011 and our Annual Reports on Form 10-K for the fiscal year ended March 31, 2011.

	Years Ended December 31,			Nine Months Ended December 31, 2011	Year Ended March 31, 2011
	2014	2013	2012 (1)
Revenue:
Product revenue	$60,432	$47,482	$41,834	$13,215	$14,961
Royalty and other revenue	3,117	20,687	20,433	10,235	12,330

Total revenue	63,549	68,169	62,267	23,450	27,291
Operating expenses:
Cost of product revenue	28,022	22,481	24,957	5,157	5,580
Cost of royalty and other revenue	—	2,682	2,213	1,315	1,537
Research and development	5,609	7,341	10,490	9,462	12,529
Selling, general and administrative	17,155	12,701	13,227	9,050	8,019
Contingent consideration – fair value adjustments	2,072	91	611	—	—
Gain on bargain purchase	—	—	(314)	(427)	—

Total operating expenses	52,858	45,296	51,184	24,557	27,665

Income (loss) from operations	10,691	22,873	11,083	(1,107)	(374)
Investment income	309	301	219	161	357
Interest expense	(50)	(50)	(57)	(28)	(26)
Other income (expense)	188	(110)	26	(623)	—

Income (loss) before income taxes	11,138	23,014	11,271	(1,597)	(43)
Income tax (benefit) provision	2,968	6,921	(2,885)	16	—

Net income (loss)	$8,170	$16,093	$14,156	$(1,613)	$(43)

Earnings (loss) per share:
Basic	$0.25	$0.51	$0.46	$(0.05)	$(0.00)

Diluted	$0.25	$0.50	$0.45	$(0.05)	$(0.00)

Weighted average shares outstanding:
Basic	32,498	31,667	30,914	30,774	30,782

Diluted	33,264	32,407	31,253	30,774	30,782

	2014	2013	2012	2011	2011
Balance Sheet Data:
Cash and marketable securities (2)	$62,003	$73,842	$49,970	$36,025	$61,503
Working capital	70,263	75,049	55,457	39,431	51,221
Total assets	128,293	118,645	97,010	76,057	72,294
Long-term obligations	5,879	3,458	2,133	2,606	584
Accumulated deficit	(80,887)	(89,057)	(105,151)	(119,307)	(117,965)
Stockholders’ equity	111,732	103,886	84,125	65,987	67,087

(1)	Includes the full year impact of the Novozymes Acquisition on December 20, 2011.
(2)	Excludes restricted cash of $450 for the year ended December 31, 2014 and $200 for all other years presented related to our headquarters’ lease arrangement.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Annual Report on Form 10-K do not constitute guarantees of future performance. Investors are cautioned that statements in this Annual Report on Form 10-K that are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, product candidate research and development, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials, and product and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, the risks identified under the caption “Risk Factors” and other risks detailed in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking information contained in this Annual Report on Form 10-K, except as required by law.

Repligen Corporation (“Repligen,” the “Company” or “we”) is a life sciences company that develops, manufactures and markets high-value, bioprocessing products for life sciences and biopharmaceutical companies worldwide. We are a world-leading manufacturer of both native and recombinant forms of Protein A, critical reagents used in biomanufacturing to purify monoclonal antibodies, a type of biologic drug. We also supply several growth factor products and cell filtration products used to increase cell culture productivity during the bioproduction process. In the expanding area of flexible biomanufacturing technologies, we have developed and currently market a series of OPUS® chromatography columns for use in clinical-scale manufacturing. These pre-packed, “plug-and-play” columns are uniquely customizable to our customers’ media and size requirements.

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

On June 2, 2014, we acquired the business of Refine Technology, including Refine’s Alternating Tangential Flow (“ATF”) System, a market-leading device used to significantly increase product yield during the fermentation step of the biologic drug manufacturing process (the “Refine Business” and the acquisition of the Refine Business, the “Refine Acquisition”). We purchased all of the assets and assumed certain specified liabilities related to Refine’s ATF System. This acquisition strengthened our bioprocessing business by adding a complementary product line while expanding our sales presence worldwide. The terms of the acquisition included an upfront cash payment of $21,235,937, less $66,277 as a result of the final determination of working capital, issuance of 215,285 of Repligen’s $0.01 par value common stock valued at $4,000,000, future potential milestone and royalty payments totaling up to $10,900,000 if specific sales targets are met for the years 2014, 2015 and 2016, and future potential payments up to $7,500,000 out of any amounts that might be received in connection with the resolution, withdrawal or settlement of certain patent oppositions with a third party.

We generally manufacture and sell Protein A and growth factors to life sciences companies under supply agreements and sell our chromatography columns, as well as media and quality test kits, and our ATF products directly to biopharmaceutical companies or contract manufacturing organizations or through distributors. We refer to these activities as our bioprocessing business.

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

Revenue recognition

Product Sales

We generate revenue from the sale of bioprocessing products, equipment devices, and related consumables used with these equipment devices to customers in the life science and biopharmaceutical industries. On product sales to end customers, revenue is recognized, net of discounts, when both the title and risk of loss have transferred to the customer, as determined by the shipping terms provided there are no uncertainties regarding acceptance, and all obligations have been completed. Generally, our product arrangements for equipment sales are multiple element arrangements, and may include services, such as installation and training, and multiple products, such as consumables and spare parts. In accordance with ASC 605-25, based on terms and conditions of the product arrangements, the Company believes that these services and undelivered products can be accounted for separately from the delivered product element as the delivered products have value to our customers on a standalone basis. Accordingly, revenue for services not yet performed at the time of product shipment are deferred and recognized as such services are performed. The relative selling price of any undelivered products is also deferred at the time of shipment and recognized as revenue when these products are delivered. For product sales to distributors, the Company recognizes revenue for both equipment and consumables upon delivery to the distributor’s unless direct shipment to the end user’s is requested. In this case, revenue is recognized upon delivery to the end user’s location. In general, distributors are responsible for shipment to the end customer along with installation, training and acceptance of the equipment by the end customer. Shipments to distributors are not contingent upon resale of the product. We have a few longstanding customers who comprise the majority of revenue and have excellent payment histories and therefore we do not require collateral. We have had no significant write-offs of uncollectible invoices in the periods presented.

At the time of sale, we also evaluate the need to accrue for warranty and sales returns. The supply agreements we have with our customers and related purchase orders identify the terms and conditions of each sale and the price of the goods ordered. Due to the nature of the sales arrangements, inventory produced for sale is tested for quality specifications prior to shipment. Since the product is manufactured to order and in compliance with required specifications prior to shipment, the likelihood of sales return, warranty or other issues is largely diminished. Furthermore, there is no customer right of return in our sales agreements. Sales returns and warranty issues are infrequent and have had a nominal impact on our financial statements historically.

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

Pfizer License Agreement

In December 2012, we entered into an exclusive worldwide licensing agreement (the “License Agreement”) with Pfizer to advance the SMA program, which is led by RG3039 and also includes backup compounds and enabling technologies. Under the terms of the License Agreement, we received $5 million from Pfizer as an upfront payment on January 22, 2013, a $1 million milestone payment on September 4, 2013 and a $1 million milestone payment on December 28, 2014. On January 26, Pfizer sent us a termination notice. We do not intend to pursue further development or licensing activities for our SMA program.

BioMarin License Agreement

On January 21, 2014, we out-licensed our histone deacetylase inhibitor (“HDACi”) portfolio, which includes the Friedreich’s ataxia program, to BioMarin Pharmaceuticals Inc., or BioMarin. Under the terms of the agreement, Repligen received an upfront payment of $2 million in January 2014 from BioMarin and a $125,675 payment in September 2014 upon tech transfer, and we have the potential to receive up to $160 million in future milestone payments for the development, regulatory approval and commercial sale of portfolio compounds included in the agreement. In addition, Repligen is eligible to receive royalties on sales of qualified products developed.

Research and Development Agreements

We did not recognize any revenue from sponsored research and development projects in the fiscal year ended December 31, 2014. For the fiscal year ended December 31, 2013, we recognized $1,589,000 of revenue from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, the Muscular Dystrophy Association, GoFar and the European Friedrich’s Ataxia Consortium for Translational Studies. In the fiscal year ended December 31, 2012, we recognized $803,000 of revenue from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, the European Friedrich’s Ataxia Consortium for Translational Studies, GoFar, and the Friedreich’s Ataxia Research Alliance.

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

Business combinations

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. The fair value of contingent consideration includes estimates and judgments made by management regarding the probability that future contingent payments will be made, the extent of royalties to be earned in excess of the defined minimum royalties, etc. Management updates these estimates and the related fair value of contingent consideration at each reporting period based on the estimated probability of achieving the earnout targets and applying a discount rate that captures the risk associated with the expected contingent payments. To the extent our estimates change in the future regarding the likelihood of achieving these targets we may need to record material adjustments to our accrued contingent consideration. Changes in the fair value of contingent consideration are recorded in our Statement of Operations. The largest and most judgmental component of our contingent consideration relates to the contingent consideration tied to Refine sales targets. The maximum potential liability related to Refine’s sales based contingent consideration is $10.9 million and we have accrued $3.3 million as of December 31, 2014 as the estimated fair value. Fair value estimates are based on our projections of future Refine sales.

We use the income approach to determine the fair value of certain identifiable intangible assets including customer relationships and developed technology. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. We base our assumptions on estimates of future cash flows, expected growth rates, expected trends in technology, etc. We base the discount rates used to arrive at a present value as of the date of acquisition on the time value of money and certain industry-specific risk factors. We believe the estimated purchased customer relationships, developed technologies, trademark / tradename, patents, and in process research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets.

Intangible assets and goodwill

Intangible Assets

We amortize our intangible assets that have finite lives using the straight-line method. Amortization is recorded over the estimated useful lives ranging from 8 to 15 years. We review our intangible assets subject to amortization to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Further, we also review our indefinite-lived intangible assets not subject to amortization to determine if any adverse conditions exist or a change in circumstances occurred that would indicate an impairment. If the carrying value of an asset exceeds its estimated undiscounted cash flows, we will write-down the carrying value of the intangible asset to its fair value in the period identified. In assessing fair value, we must make assumptions regarding estimated future cash flows and discount rates. If these estimates or related assumptions change in the future, we may be required to record impairment charges. We generally calculate fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, we will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

Goodwill

We test goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. Our annual impairment test date is the last day of our fiscal year, December 31, 2014. The Company performed its annual impairment test over the Company’s one reporting unit and concluded that goodwill was not impaired.

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

We recognize compensation expense on awards that vest based on service conditions on a straight-line basis over the requisite service period based upon the number of options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. Forfeitures represent only the unvested portion of a surrendered option. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical data, we have calculated an 8% annual forfeiture rate for non-executive level employees, a 3% annual forfeiture rate for executive level employees, and a 0% forfeiture rate for non-employee members of the Board of Directors, which we believe are reasonable assumptions to estimate forfeitures. However, the estimation of forfeitures requires significant judgment and, to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

For the fiscal years ended December 31, 2014, 2013 and 2012, we recorded stock-based compensation expense of approximately $1,767,000, $1,060,000 and $1,024,000, respectively, for share-based awards granted under all of the Company’s stock plans.

As of December 31, 2014, there was $4,143,883 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.26 years. We expect 723,010 unvested options to vest over the next five years.

Income Taxes

Prior to the end of 2012, our U.S. net operating losses (“NOL’s”) and the majority of our other deferred tax assets were fully offset by a valuation allowance primarily because we were in a cumulative loss position and did not have sufficient history of income to conclude that it was more likely than not that we would be able to realize the tax benefits of those deferred tax assets. As of December 31, 2012 we had incurred three-year cumulative pre-tax income and concluded that it was more likely than not that we would generate sufficient taxable income in 2013 based on our 2013 projections to realize the tax benefit of a portion of our deferred tax assets. As such, we reversed $3,021,000 of the deferred tax asset valuation allowance in the U.S in the fourth quarter of 2012. The amount was recorded as a benefit for income taxes in the consolidated statement of operations. During the year ended December 31, 2013, the Company utilized $8.9 million of Net Operating Losses. As a result of the fact that we no longer receive royalty payments on Bristol’s sales of Orencia, as of December 31, 2013, we concluded that realization of U.S. deferred tax assets beyond December 31, 2013 was not more likely than not, and as such, as of December 31, 2013 we maintained a valuation allowance against the majority of our remaining deferred tax assets. As of December 31, 2014, we concluded that realization of deferred tax assets beyond December 31, 2014 is not more likely than not, and as such, as of December 31, 2014 we maintained a valuation allowance against the majority of our remaining deferred tax assets.

RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related footnotes thereto.

Revenues

Total revenues for fiscal years 2014, 2013, and 2012 were comprised of the following:

	Years ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
	(in thousands, except percentages)
Bioprocessing product revenue	$60,432	$47,482	$41,834	27%		14%
Royalty and other revenue	3,117	20,687	20,433	(85%	)	1%

Total revenue	$63,549	$68,169	$62,267	(7%	)	9%

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

For fiscal 2014, bioprocessing product sales increased by $12,949,000 or 27% as compared to fiscal 2013 primarily due to sales of the ATF System following the Refine Acquisition.

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

Pursuant to the settlement with Bristol, we recognized royalty revenue of $17,881,000 and $14,753,000 for fiscal 2013 and 2012, respectively. This increase was due to Bristol’s increased U.S. sales of Orencia. As this royalty arrangement with Bristol expired on December 31, 2013, we will not recognize any further royalty revenue from Bristol.

We recognized $2,126,000 of revenue for fiscal 2014 from the out-license of our HDACi portfolio to BioMarin on January 21, 2014. We also recognized $1,000,000, $1,217,000 and $4,876,000 of revenue for fiscal 2014, 2013 and 2012, respectively, from the out-license of our Spinal Muscular Atrophy program to Pfizer on December 28, 2012. In fiscal 2013, we also recognized $1,589,000 of revenue from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, the Muscular Dystrophy Association, GoFar and the European Friedrich’s Ataxia Consortium for Translational Studies. In fiscal 2012, we also recognized $803,000 of revenue from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, the European Friedrich’s Ataxia Consortium for Translational Studies, GoFar, and the Friedreich’s Ataxia Research Alliance. Going forward we do not expect to recognize any research and license revenue or to receive any incremental funding for our therapeutic development programs.

Costs and operating expenses

Total costs and operating expenses for fiscal years 2014, 2013, and 2012 were comprised of the following:

	Years ended December 31,			% Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in thousands, except percentages)
Cost of product revenue	$28,022	$22,481	$24,957	25%	(10)%
Cost of royalty and other revenue	—	2,682	2,213	(100)%	21%
Research and development	5,609	7,341	10,490	(24%)	(30)%
Selling, general and administrative	17,155	12,701	13,227	35%	(4)%
Contingent consideration – fair value adjustments	2,072	91	611	2,177%	(85)%
Gain on bargain purchase	—	—	(314)	—	100%

Total costs and operating expenses	$52,858	$45,296	$51,184	17%	(12)%

For fiscal 2014, cost of product revenue increased $5,541,000 or 25% as compared to fiscal 2013. This increase is primarily due to the increased product revenue noted above and the addition of the Refine Business. For fiscal 2013, cost of product revenue decreased $2,476,000 or 10% as compared to fiscal 2012. This decrease is primarily due to increased manufacturing efficiencies and favorable product mix, particularly in our Sweden facility.

Gross margins were 54%, 53%, and 40% for fiscal 2014, 2013, and 2012, respectively. During fiscal 2014, gross margins increased slightly compared to fiscal 2013 due to favorable Refine margins, increased capacity utilization and product yield which offset higher expenses related additional Waltham facility build-out for Refine manufacturing at the Waltham facility. For fiscal 2013, the Company recognized the benefits of an extensive cost reduction initiative in both the Sweden and Waltham facilities that began in fiscal 2012.

Pursuant to the settlement with Bristol, we remitted 15% of royalty revenue received through the expiration of the agreement in December 2013 to the University of Michigan. For the fiscal years 2014, 2013, and 2012, cost of royalty revenue was $0, $2,682,000, and $2,213,000, respectively. These increases are directly related to the increases in Bristol royalty revenues noted above. As this royalty arrangement with Bristol expired on December 31, 2013, we do not expect to incur any further cost of royalty revenue to the University of Michigan.

During fiscal 2014 and 2013, research and development expenses were primarily related to bioprocessing products which included personnel, supplies and other research expenses. In August 2012, we announced a strategic focus on our Bioprocessing business and a simultaneous effort to find partners, out-licensing opportunities or other funding arrangements with external parties to reduce or eliminate the net expenditures on research and development activities for our therapeutic programs. Through this time, research and development costs represent bioprocessing product and therapeutic drug development costs and primarily include costs of internal personnel, supplies, external pharmacology and toxicology research, clinical trials and the costs associated with the manufacturing and testing of clinical materials. In January 2013, we announced that we entered into an outlicensing agreement with Pfizer, Inc. for our Spinal Muscular Atrophy program, under an arrangement that would provide $5.0 million up front and up to $65.0 million in milestone payments, plus royalties. On January 26, 2015, Pfizer notified us that they were terminating this arrangement for convenience effective as of April 26, 2015. In January 2014, we announced that we entered into an outlicensing agreement with BioMarin Pharmaceutical Inc. for our Friedreich’s ataxia portfolio, under an arrangement that would provide $2.0 million up front and up to $160.0 million in future milestones, plus royalties.

Due to the small size of the Company and the fact that these various programs share personnel and fixed costs, we do not track all of our expenses or allocate any fixed costs by program, and therefore, have not provided an estimate of historical costs incurred by project. In addition to the legacy product research, the current single-use project incurs expenses related to product development, sterilization, validation testing, and other research related expenses.

For fiscal 2014, research and development expenses decreased by $1,732,000 or 24%. This decrease is directly related to our decision in 2012 to exit therapeutic drug development and is partially offset by an increase in bioprocessing research and development expense.

For fiscal 2013, research and development expenses decreased by $3,149,000 or 30% as compared to fiscal 2012. This decrease is directly related to our decision in 2012 to cease therapeutic drug development activities.

We expect our research and development expenses in the year ending December 31, 2015, which relate primarily to bioprocessing product development, to increase slightly.

Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts, including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

For fiscal 2014, SG&A costs increased by $4,454,000 or 35% as compared to fiscal 2013. This increase is primarily due to the expansion of our sales and marketing activities and closing and transition costs associated with the Refine Acquisition. We expect SG&A expenses to increase in the year ending December 31, 2015 as we continue to expand our customer-facing activities to drive sales of our bioprocessing products.

For fiscal 2013, SG&A costs decreased by $526,000 or 4% as compared to fiscal 2012. This decrease is primarily due to the termination of our Secretin commercialization efforts from the prior year and lower acquisition-related deal and closing costs associated with the Novozymes Acquisition.

Contingent Consideration

For fiscal 2014, the contingent consideration increased approximately $2,196,000 compared to fiscal 2013. The increase is primarily attributed to $3,321,000 stemming from the Refine acquisition. The contingent consideration stems from the Novozymes, BioFlash and Refine acquisitions. The contingent consideration related to the Novozymes Acquisition is based upon actual amounts remaining to be paid to Novozymes Denmark per the Deed of Settlement and Amendment entered into on May 5, 2014. The contingent consideration related to BioFlash is valued using management’s estimates of royalties to be paid to the former shareholders of BioFlash based on sales of the acquired assets. The contingent consideration related to the Refine Acquisition is valued using management’s estimates of expected future milestone payments based on forecasted sales of the acquired assets and portion of any receipts that might be received in connection with the resolution, withdrawal or settlement of certain patent disputes with a third party to be paid to the former shareholders of Refine. The fair value of contingent consideration at December 31, 2014 and 2013 was $3,845,000 and $1,649,000, respectively.

Investment income

Investment income includes income earned on invested cash balances. Investment income for fiscal 2014, 2013, and 2012 was $309,000, $301,000, and $219,000, respectively. The increase of $8,000 or 3% for fiscal 2014 compared to fiscal 2013 was due to slightly higher interest rates and adjusted investment mix. The increase of $82,000 or 37% for fiscal 2013 compared to fiscal 2012 was due to slightly higher interest rates and a higher invested amount as we transferred $10,000,000 from our operating account to our investments in 2013. We expect interest income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Provision for income taxes

The provision for income taxes for the year ended December 31, 2014 totaled $2,968,000. Our current tax provision of $2,481,000 primarily relates to a foreign tax provision of $2,670,000 and $125,000 related to an uncertain tax position for historic research and development credits. Our deferred tax provision of $488,000 is primarily due to an increase in deferred tax liabilities related to tax amortization of indefinite lived intangibles.

The fiscal years ended March 31, 2007 through March 31, 2011 as well as the nine-month fiscal year ended December 31, 2011 and the years ended December 31, 2012, 2013 and 2014 are subject to examination by the federal and state taxing authorities. Currently, a corporate excise tax audit is underway in the Commonwealth of Massachusetts (“the Commonwealth”) for the fiscal years ended March 31, 2008 through 2011, and the nine-month period ended December 31, 2011. For the years ended March 31, 2008 and 2009, two matters have been identified by the Commonwealth in these audits that could result in future assessments. First, the Commonwealth has indicated that it is seeking to disallow up to $713,000 in Research and Development Credits that were generated between 1993 and 2007, and taken as a benefits in 2008 and 2009. Including potential penalties, if any, this assessment could increase to $856,000.

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

On October 29, 2013, we met with the Commonwealth in an attempt to remediate these matters and we were not successful. The Company received a Notice of Intent to Assess on this matter on November 16, 2014 and we requested a hearing with the Office of Appeals on December 16, 2014. We presented our case to the Office of Appeals on March 12, 2015 and are now awaiting a response. With respect to the R&D credit, the issue for the Company is that the documentation requested by the Commonwealth would be up to twenty years old and simply no longer exists to the standard we now believe the Commonwealth will require. In consideration of these facts, we now believe that the utilization of credits has not met the “more likely than not” standard for recognition. The Company performed an evaluation of the available documentation, the likelihood of similar matters in other open audit periods, the impact of interest and penalties and other relevant factors and recorded a provision of $800,000 related to this matter for the year ended December 31, 2013.

Conversely, with respect to the apportionment issue, the Company asserts that according to the settlement agreements with ImClone and Bristol, all amounts received were in fact payments in exchange for licenses granted to those entities. The Company further believes the Commonwealth is inconsistent in its approach, taxing some, but not all of the payments received. As such, we continue to believe strongly in the legal merits of our position and therefore believe this matter meets the more likely than not standard to be treated as license payments. Accordingly, no further provision has been made for this matter.

While no formal assessments have been made to date, for the years ended March 31, 2010 and 2011, as well as the nine months ended December 31, 2011, the Commonwealth has indicated that it is seeking to disallow certain Research and Development Credits that were generated between 2010 and 2011. The Company performed an evaluation of the available documentation, the likelihood of similar matters in other open audit periods, the impact of interest and penalties and other relevant factors and recorded a provision of $125,000 related to this matter for the year ended December 31, 2014.

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

Liquidity and capital resources

We have financed our operations primarily through revenues derived from product sales, and research grants, as well as proceeds and royalties from license arrangements and a litigation settlement and sales of equity securities. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue. Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our therapeutic product candidates will generate revenue and cash flows.

At December 31, 2014, we had cash and marketable securities of $62,003,000 compared to $73,842,000 at December 31, 2013. In fiscal 2014 we utilized $21,236,000 of cash in the Refine Acquisition and invested an additional $3,400,000 in the expansion of our Waltham manufacturing and administrative facility. A deposit for leased office space of $450,000 and $200,000 is classified as restricted cash and is not included in cash and marketable securities totals for December 31, 2014 or December 31, 2013, respectively.

Cash flows

(In thousands)
Cash provided by (used in)	Year ended December 31, 2014	Increase / (Decrease)	Year ended December 31, 2013	Increase / (Decrease)	Year ended December 31, 2012
Operating activities	$18,401	$(7,529)	$25,930	$12,490	$13,440
Investing activities	(19,792)	(1,886)	(17,906)	(20,747)	2,841
Financing activities	1,680	(842)	2,522	1,363	1,159

Operating activities

For fiscal 2014, our operating activities provided cash of $18,401,000 reflecting net income of $8,170,000 and non-cash charges totaling $8,188,000 including depreciation, amortization, stock-based compensation charges, deferred tax asset valuation allowance changes and the revaluation of contingent consideration. Decreases in royalties and other receivables and increases in accounts payable provided an additional $6,557,000 and $2,288,000 of cash. Increases in accounts receivable, inventories and prepaid expenses and other current assets consumed $3,277,000 of cash. Decreases in accrued liabilities and long term liabilities consumed $3,525,000 of cash.

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

Investing activities

We place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines. For fiscal 2014, our investing activities consumed $19,792,000 of cash, comprised of $21,236,000 for the Refine Acquisition, $5,602,000 of fixed asset additions as we completed the second phase of our Waltham facility expansion and a $250,000 increase in restricted cash related to our amended lease for our Waltham facility and partially offset by $7,296,000 of net redemptions of marketable securities. In fiscal 2013, our investing activities consumed $17,906,000 of cash, which is comprised of $13,272,000 of net purchases of marketable securities and $4,635,000 of fixed asset additions as we completed the first phase of our Waltham facility expansion. For fiscal 2012, our investing activities provided $2,841,000 of cash, which is primarily capital expenditures of $1,264,000, offset by net redemptions of marketable securities of $4,105,000. We expect capital expenditures to decrease in 2015 as compared to 2014.

Financing activities

Exercises of stock options provided cash receipts of $1,680,000, $2,450,000 and $1,159,000 in fiscal 2014, 2013 and 2012, respectively. In fiscal 2013, an excess tax benefit related to stock option exercises provided $72,000.

Off-balance sheet arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual obligations

As of December 31, 2014, we had the following fixed obligations and commitments:

	Payments Due By Period
(In thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating lease obligations	$14,045	$2,420	$4,350	$2,861	$4,414
Purchase obligations (1)	2,835	2,835	—	—	—
Contingent consideration (2)	3,846	1,135	2,565	146	—

Total	$20,726	$6,390	$6,915	$3,007	$4,414

(1)	Primarily represents purchase orders for the procurement of raw material for manufacturing.
(2)	Represents the current estimated fair value of contingent consideration amounts relating to acquisitions. These amounts are recorded in accrued expenses and long term liabilities on our consolidated balance sheets. We have contingent consideration for an earnout pertaining to the Refine Acquisition, and upon the achievement of certain milestones in the Asset Purchase Agreement entered into with Refine, we could make additional payments of up to $10.3 million, as well as royalties on future net sales. It is not possible to predict with reasonable certainty whether these milestones will be achieved or the timing for achievement.

Capital requirements

Our future capital requirements will depend on many factors, including the following:

•	the expansion of our bioprocessing business;

•	the ability to sustain sales and profits of our bioprocessing products;

•	our ability to acquire additional bioprocessing products;

•	the ability to replace the Orencia royalty revenue that we ceased receiving at the end of 2013;

•	the resources required to successfully integrate the Refine Acquisition and recognize expected synergies;

•	our ability to realize value from our outlicensed early stage CNS programs and the RG1068 program;

•	the scope of and progress made in our research and development activities;

•	the extent of any share repurchase activity; and

•	the success of any proposed financing efforts.

Absent acquisitions of additional products, product candidates or intellectual property, we believe our current cash balances are adequate to meet our cash needs for at least the next 24 months. We expect operating expenses in the year ending December 31, 2015 to increase as we continue to expand our bioprocessing business. We expect to incur continued spending related to the development and expansion of our bioprocessing product lines and expansion of our commercial capabilities for the foreseeable future. Our future capital requirements may include, but are not limited to, purchases of property, plant and equipment, the acquisition of additional bioprocessing products and technologies to complement our existing manufacturing capabilities, and continued investment in our intellectual property portfolio.

We plan to continue to invest in our bioprocessing business and in key research and development activities associated with the development of new bioprocessing products. We actively evaluate various strategic transactions on an ongoing basis, including monetizing existing assets and licensing or acquiring complementary products, technologies or businesses that would complement our existing portfolio of development programs. We continue to seek to acquire such potential assets that may offer us the best opportunity to create value for our shareholders. In order to acquire such assets, we may need to seek additional financing to fund these investments. This may require the issuance or sale of additional equity or debt securities. The sale of additional equity may result in additional dilution to our stockholders. Should we need to secure additional financing to acquire a product, fund future investment in research and development, or meet our future liquidity requirements, we may not be able to secure such financing, or obtain such financing on favorable terms because of the volatile nature of the biotechnology marketplace.

Net operating loss carryforwards

At December 31, 2014, we had net operating loss carryforwards of approximately $43,387,000 and business tax credits carryforwards of approximately $1,782,000 available to reduce future federal income taxes, if any. The net operating loss and business tax credits carryforwards will continue to expire at various dates through December 2032. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

Foreign earnings

At December 31, 2014, we have not provided for U.S. income taxes or foreign withholding taxes on outside basis differences of foreign subsidiaries of approximately $16,498,000 as we have the ability and intend to indefinitely reinvest the undistributed earnings of Repligen Sweden and there are no needs for such earnings in the U.S. that would contradict our plan to indefinitely reinvest.

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $172,000 decrease in the fair value of our investments as of December 31, 2014. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited.

Foreign exchange risk

Transactions by our subsidiary, Repligen Sweden, may be denominated in Swedish kronor, British pound sterling, U.S. dollars, or in Euros while the entity’s functional currency is the Swedish krona. Certain sales transactions related to ATF system products are denominated in foreign currencies. Exchange gains or losses resulting from the translation between the transactional currency and the functional currency of Repligen Sweden and ATF System product sales are included in our consolidated statements of operations. The functional currency of the Company is U.S. dollars. Fluctuations in exchange rates may adversely affect our results of operations, financial position and cash flows. We currently do not seek to hedge this exposure to fluctuations in exchange rates.

Although a majority of our contracts are denominated in U.S. dollars, 37% and 32% of total revenues during fiscal 2014 and 2013, respectively, were denominated in foreign currencies while 31% and 37% of our costs and expenses during fiscal 2014 and 2013, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 41% and 36% of our consolidated tangible assets were subject to foreign currency exchange fluctuations as of each of December 31, 2014 and 2013, respectively, while 27% and 43% of our consolidated liabilities were exposed to foreign currency exchange fluctuations as of each of December 31, 2014 and 2013, respectively.

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

Management has excluded from its assessment of, and its conclusion on the effectiveness of internal control over financial reporting the internal controls of Refine Technology acquired June 2, 2014, which is included in the 2014 consolidated financial statements of Repligen Corporation. Refine Technology constituted approximately $4.8 million of total assets as of December 31, 2014 and $6.8 million of revenues for the year then ended.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO).

Subject to the foregoing, based on this assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2014.

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

(c) Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Repligen Corporation:

We have audited Repligen Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Repligen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Refine Technology acquired on June 2, 2014, which is included in the 2014 consolidated financial statements of Repligen Corporation and constituted $4.8 million of total assets as of December 31, 2014 and $6.8 million of revenues for the year then ended. Our audit of internal control over financial reporting of Repligen Corporation also did not include an evaluation of the internal control over financial reporting of Refine Technology.

In our opinion, Repligen Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Repligen Corporation as of December 31, 2014 and December 31, 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Repligen Corporation and our report dated March 17, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 17, 2015

(d) Changes in Internal Control Over Financial Reporting

As previously reported, we continue to implement an enterprise resource planning (“ERP”) system. In the fourth quarter of 2014, the implementation process included several significant ERP modules associated with inventory costing and invoicing. The implementation of the ERP modules are not fully completed as of December 31, 2014, as such the company did not rely on these system automated controls. The Company utilized a modified manual process to establish internal controls related to processing cost of goods sold and valuing inventory in the fourth quarter of 2014. At the completion of the ERP system implementation and all significant modules, the Company will update its internal control environment to utilize the automated system processes and controls.

Except as otherwise described above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Items 10, 11, 12, 13 and 14, is incorporated herein by reference from the Company’s proxy statement for the 2015 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a) (1) Financial Statements:

The financial statements required by this item are submitted in a separate section beginning on page 36 of this Report, as follows:

(a) (2) Financial Statement Schedules:

None.

(a) (3) Exhibits:

The Exhibits which are filed as part of this Annual Report or which are incorporated by reference are set forth in the Exhibit Index hereto.

EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation dated June 30, 1992, as amended September 17, 1999 and May 16, 2014 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

3.3	Amendment No. 1 to the Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 20, 2011 and incorporated herein by reference).

3.4	Amendment No. 2 to the Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.1*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy (filed as Exhibit 10.3 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.2*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche (filed as Exhibit 10.4 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.3*	Repligen Executive Incentive Compensation Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on form 8-K filed on December 14, 2005 and incorporated herein by reference).

10.4*	The Amended 1992 Repligen Corporation Stock Option Plan, as amended (filed as Exhibit 4.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

10.5*	The Second Amended and Restated 2001 Repligen Corporation Stock Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on September 18, 2008 and incorporated herein by reference).

10.6.1*	The Amended and Restated 2001 Repligen Corporation Stock Option Plan, Form of Incentive Stock Option Agreement (filed as Exhibit 10.14 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.6.2*	The Amended and Restated 2001 Repligen Corporation Stock Plan, Form of Restricted Stock Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on January 9, 2006 and incorporated herein by reference).

10.7	Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference) (SEC File No. 000-14656).

Exhibit Number	Document Description
10.8#	License Agreement by and between The Scripps Research Institute and Repligen Corporation dated April 6, 2007 (filed as Exhibit 10.18 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007 and incorporated herein by reference).

10.9#	Strategic Supplier Alliance Agreement dated January 28, 2010 by and between Repligen Corporation and GE Healthcare Bio-Sciences AB (filed as Exhibit 10.17 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2010 and incorporated herein by reference).

10.10	First Amendment to Lease, dated July 5, 2011, by and between Repligen Corporation and TC Saracen, LLC (filed as Exhibit 10.1 to Repligen’s Current Report on Form 8-K filed on July 8, 2011 and incorporated herein by reference).

10.11	Lease Between Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB) as Tenant and i-parken i Lund AB as Landlord, St. Lars Vag 47, 220 09 Lund, Sweden (filed as Exhibit 10.18 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.12#	Amendment No. 1 to Strategic Supplier Alliance Agreement, by and between GE Healthcare Bio-Sciences AB and Repligen Corporation, dated as of October 27, 2011 (filed as Exhibit 10.19 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.13#	Strategic Supplier Alliance Agreement – Contract Manufacturing, by and between GE Healthcare Bio-Sciences AB and Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB), dated as of July 7, 2011 (filed as Exhibit 10.20 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.14#	Amendment to Strategic Supply Alliance Agreement, by and between GE Healthcare Bio-Sciences AB and Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB), dated as of October 27, 2011 (filed as Exhibit 10.21 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.15*	Repligen Corporation Amended and Restated 2012 Stock Option and Incentive Plan (filed as Exhibit 99.1 to Repligen Corporation’s Form S-8 filed on June 2, 2014 and incorporated herein by reference).

10.16*+	Repligen Corporation Non-Employee Directors’ Deferred Compensation Plan.

10.17#	Asset Purchase Agreement, dated January 21, 2014, by and between Repligen Corporation and BioMarin Pharmaceutical Inc. (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

10.18#	Asset Purchase Agreement, dated as of June 2, 2014, by and among Repligen Corporation, Refine Technology, LLC, Jerry Shevitz, certain members of Refine Technology, LLC, Refine Technology Sales LLC, and Refine Technology Sales Asia Pte. Ltd. (filed as Exhibit 10.3 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).

10.19	Fourth Amendment to Lease, dated March 26, 2014, by and between Repligen Corporation and Centerpoint Acquisitions LLC (filed as Exhibit 10.3 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated by reference herein).

10.20*	Letter Agreement, dated as of April 7, 2014, by and between Repligen Corporation and Tony J. Hunt (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 6, 2014 and incorporated herein by reference).

Exhibit Number	Document Description
10.21*	Letter Agreement, dated as of June 10, 2014, by and between Repligen Corporation and Jon K. Snodgres (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on July 15, 2014 and incorporated herein by reference).

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of Ernst & Young LLP.

24.1+	Power of Attorney (included on signature page).

31.1+	Rule 13a-14(a)/15d-14(a) Certification.

31.2+	Rule 13a-14(a)/15d-14(a) Certification.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Repligen Corporation on Form 10-K for the fiscal year ended December 31, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

#	Confidential treatment obtained as to certain portions.
*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

The exhibits listed above are not contained in the copy of the Annual Report on Form 10-K distributed to stockholders. Upon the request of any stockholder entitled to vote at the 2015 annual meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 41 Seyon Street, Waltham, MA 02453.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPLIGEN CORPORATION

Date: March 17, 2015	By:	/s/ WALTER C. HERLIHY
Walter C. Herlihy President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby makes, constitutes and appoints Walter C. Herlihy and Jon Snodgres with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any or all amendments to this Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents of any of them, or any substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER HERLIHY Walter C. Herlihy, Ph.D.	President, Chief Executive Officer and Director (Principal executive officer)	March 17, 2015

/s/ JON SNODGRES Jon Snodgres	Chief Financial Officer (Principal accounting officer)	March 17, 2015

/s/ KAREN DAWES Karen Dawes	Chairperson of the Board	March 17, 2015

/s/ GLENN L. COOPER Glenn L. Cooper, M.D.	Director	March 17, 2015

/s/ JOHN G. COX John G. Cox	Director	March 17, 2015

/s/ ALFRED L. GOLDBERG Alfred L. Goldberg, Ph.D.	Director	March 17, 2015

/s/ MICHAEL A. GRIFFITH Michael A. Griffith	Director	March 17, 2015

/s/ THOMAS F. RYAN, JR. Thomas F. Ryan, Jr.	Director	March 17, 2015

EXHIBIT INDEX

Exhibit Number	Document Description
3.1	Restated Certificate of Incorporation dated June 30, 1992, as amended September 17, 1999 and May 16, 2014 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

3.3	Amendment No. 1 to the Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 20, 2011 and incorporated herein by reference).

3.4	Amendment No. 2 to the Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.1*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy (filed as Exhibit 10.3 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.2*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche (filed as Exhibit 10.4 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.3*	Repligen Executive Incentive Compensation Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on form 8-K filed on December 14, 2005 and incorporated herein by reference).

10.4*	The Amended 1992 Repligen Corporation Stock Option Plan, as amended (filed as Exhibit 4.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

10.5*	The Second Amended and Restated 2001 Repligen Corporation Stock Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on September 18, 2008 and incorporated herein by reference).

10.6.1*	The Amended and Restated 2001 Repligen Corporation Stock Option Plan, Form of Incentive Stock Option Agreement (filed as Exhibit 10.14 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.6.2*	The Amended and Restated 2001 Repligen Corporation Stock Plan, Form of Restricted Stock Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on January 9, 2006 and incorporated herein by reference).

10.7	Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference) (SEC File No. 000-14656).

10.8#	License Agreement by and between The Scripps Research Institute and Repligen Corporation dated April 6, 2007 (filed as Exhibit 10.18 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007 and incorporated herein by reference).

Exhibit Number	Document Description
10.9#	Strategic Supplier Alliance Agreement dated January 28, 2010 by and between Repligen Corporation and GE Healthcare Bio-Sciences AB (filed as Exhibit 10.17 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2010 and incorporated herein by reference).

10.10	First Amendment to Lease, dated July 5, 2011, by and between Repligen Corporation and TC Saracen, LLC (filed as Exhibit 10.1 to Repligen’s Current Report on Form 8-K filed on July 8, 2011 and incorporated herein by reference).

10.11	Lease Between Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB) as Tenant and i-parken i Lund AB as Landlord, St. Lars Vag 47, 220 09 Lund, Sweden (filed as Exhibit 10.18 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.12#	Amendment No. 1 to Strategic Supplier Alliance Agreement, by and between GE Healthcare Bio-Sciences AB and Repligen Corporation, dated as of October 27, 2011 (filed as Exhibit 10.19 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.13#	Strategic Supplier Alliance Agreement – Contract Manufacturing, by and between GE Healthcare Bio-Sciences AB and Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB), dated as of July 7, 2011 (filed as Exhibit 10.20 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.14#	Amendment to Strategic Supply Alliance Agreement, by and between GE Healthcare Bio-Sciences AB and Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB), dated as of October 27, 2011 (filed as Exhibit 10.21 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.15*	Repligen Corporation Amended and Restated 2012 Stock Option and Incentive Plan (filed as Exhibit 99.1 to Repligen Corporation’s Form S-8 filed on June 2, 2014 and incorporated herein by reference).

10.16*+	Repligen Corporation Non-Employee Directors’ Deferred Compensation Plan.

10.17#	Asset Purchase Agreement, dated January 21, 2014, by and between Repligen Corporation and BioMarin Pharmaceutical Inc. (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

10.18#	Asset Purchase Agreement, dated as of June 2, 2014, by and among Repligen Corporation, Refine Technology, LLC, Jerry Shevitz, certain members of Refine Technology, LLC, Refine Technology Sales LLC, and Refine Technology Sales Asia Pte. Ltd. (filed as Exhibit 10.3 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).

10.19	Fourth Amendment to Lease, dated March 26, 2014, by and between Repligen Corporation and Centerpoint Acquisitions LLC (filed as Exhibit 10.3 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated by reference herein).

10.20*	Letter Agreement, dated as of April 7, 2014, by and between Repligen Corporation and Tony J. Hunt (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 6, 2014 and incorporated herein by reference).

10.21*	Letter Agreement, dated as of June 10, 2014, by and between Repligen Corporation and Jon K. Snodgres (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on July 15, 2014 and incorporated herein by reference).

Exhibit Number	Document Description
21.1+	Subsidiaries of the Registrant.

23.1+	Consent of Ernst & Young LLP.

24.1+	Power of Attorney (included on signature page).

31.1+	Rule 13a-14(a)/15d-14(a) Certification.

31.2+	Rule 13a-14(a)/15d-14(a) Certification.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Repligen Corporation on Form 10-K for the fiscal year ended December 31, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

#	Confidential treatment obtained as to certain portions.
*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Repligen Corporation:

We have audited the accompanying consolidated balance sheets of Repligen Corporation as of December 31, 2014 and December 31, 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Repligen Corporation at December 31, 2014 and December 31, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Repligen Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 17, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 17, 2015

REPLIGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$35,363,024	$39,829,653
Marketable securities	23,090,209	21,793,550
Accounts receivable, less reserve for doubtful accounts of $40,644 and $10,000 respectively	7,760,382	4,946,132
Royalties and other receivables	239,890	6,730,818
Inventories, net	12,383,633	11,798,638
Deferred tax asset, net	4,928	1,984
Prepaid expenses and other current assets	2,103,576	1,249,824

Total current assets	80,945,642	86,350,599
Property, plant and equipment, at cost:
Leasehold improvements	9,108,214	8,973,615
Equipment	13,115,630	13,684,954
Furniture and fixtures	2,270,347	2,116,017
Construction in progress	3,847,746	21,647

Total property, plant and equipment, at cost	28,341,937	24,796,233
Less: Accumulated depreciation	(13,815,697)	(12,287,010)

Property, plant and equipment, net	14,526,240	12,509,223
Long-term deferred tax asset, net	—	184,848
Long-term marketable securities	3,550,210	12,218,602
Intangible assets, net	14,636,307	6,187,632
Goodwill	14,184,835	994,000
Restricted cash	450,000	200,000

Total assets	$128,293,234	$118,644,904

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,863,350	$1,721,459
Accrued liabilities	6,819,063	9,579,712

Total current liabilities	10,682,413	11,301,171
Other long-term liabilities	5,879,013	3,457,631
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 32,774,374 shares at December 31, 2014 and 31,925,741 shares at December 31, 2013 issued and outstanding	327,744	319,257
Additional paid-in capital	198,064,414	190,625,937
Accumulated other comprehensive income (loss)	(5,773,142)	1,998,330
Accumulated deficit	(80,887,208)	(89,057,422)

Total stockholders’ equity	111,731,808	103,886,102

Total liabilities and stockholders’ equity	$128,293,234	$118,644,904

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years ended December 31,
	2014	2013	2012
Revenue:
Product revenue	$60,431,508	$47,482,382	$41,834,188
Royalty and other revenue	3,116,841	20,687,241	20,432,348

Total revenue	63,548,349	68,169,623	62,266,536
Operating expenses:
Cost of product revenue	28,022,034	22,481,122	24,957,243
Cost of royalty and other revenue	—	2,682,177	2,213,004
Research and development	5,608,693	7,340,698	10,489,811
Selling, general and administrative	17,154,555	12,701,195	13,226,732
Contingent consideration – fair value adjustments	2,071,994	91,191	610,877
Gain on bargain purchase	—	—	(314,244)

Total operating expenses	52,857,276	45,296,383	51,183,423

Income from operations	10,691,073	22,873,240	11,083,113
Investment income	309,467	301,078	218,604
Interest expense	(49,957)	(49,849)	(56,714)
Other income (expense)	188,000	(110,648)	26,403

Income before income taxes	11,138,583	23,013,821	11,271,406
Income tax (benefit) provision	2,968,369	6,920,666	(2,884,631)

Net income	$8,170,214	$16,093,155	$14,156,037

Earnings per share:
Basic	$0.25	$0.51	$0.46

Diluted	$0.25	$0.50	$0.45

Weighted average shares outstanding:
Basic	32,497,657	31,667,015	30,914,424

Diluted	33,263,667	32,406,641	31,253,434

Other comprehensive income:
Unrealized (loss) gain on investments	(27,773)	(19,411)	7,792
Foreign currency translation (loss) gain	(7,743,699)	105,771	1,790,551

Comprehensive income	$398,742	$16,179,515	$15,954,380

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Number of Shares	Amount
Balance, December 31, 2011	30,714,757	$307,148	$184,872,839	$113,627	$(119,306,614)	$65,987,000

Net income					14,156,037	14,156,037
Unrealized gain on investments				7,792		7,792
Foreign currency translation adjustment				1,790,551		1,790,551
Share-based compensation expense			1,024,152			1,024,152
Exercise of stock options	480,284	4,802	1,154,262			1,159,064

Balance, December 31, 2012	31,195,041	$311,950	$187,051,253	$1,911,970	$(105,150,577)	$84,124,596

Net income					16,093,155	16,093,155
Unrealized loss on investments				(19,411)		(19,411)
Foreign currency translation adjustment				105,771		105,771
Share-based compensation expense			1,059,806			1,059,806
Exercise of stock options	730,700	7,307	2,514,878			2,522,185

Balance, December 31, 2013	31,925,741	$319,257	$190,625,937	$1,998,330	$(89,057,422)	$103,886,102

Net income					8,170,214	8,170,214
Unrealized loss on investments				(27,773)		(27,773)
Foreign currency translation adjustment				(7,743,699)		(7,743,699)
Share-based compensation expense			1,766,532			1,766,532
Shares issued in acquisition	215,285	2,153	3,997,847			4,000,000
Exercise of stock options	633,348	6,334	1,674,098			1,680,432

Balance, December 31, 2014	32,774,374	$327,744	$198,064,414	$(5,773,142)	$(80,887,208)	$111,731,808

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income:	$8,170,214	$16,093,155	$14,156,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,019,387	3,113,892	3,508,592
Stock-based compensation expense	1,766,532	1,059,806	1,024,152
Deferred tax expense (benefit)	295,095	2,787,967	(3,143,268)
Gain on bargain purchase	—	—	(314,244)
Loss on revaluation of contingent consideration	2,071,994	91,191	604,133
Gain on disposal of assets	35,028	1,836	—
Changes in assets and liabilities:
Accounts receivable	(1,596,803)	(773,954)	(1,211,343)
Royalties and other receivables	6,557,205	2,399,697	(5,923,675)
Inventories	(860,124)	(625,895)	2,734,239
Prepaid expenses and other current assets	(820,060)	57,604	30,266
Accounts payable	2,288,064	(733,728)	1,001,546
Accrued liabilities	(2,489,152)	1,256,736	2,083,964
Long-term liabilities	(1,036,082)	1,201,660	(1,110,791)

Net cash provided by operating activities	18,401,298	25,929,967	13,439,608

Cash flows from investing activities:
Purchases of marketable securities	(27,507,599)	(42,480,331)	(39,109,959)
Redemptions of marketable securities	34,803,854	29,208,818	43,214,487
Acquisition of assets of Refine Technology, LLC	(21,235,937)	—	—
Increase of restricted cash	(250,000)	—	—
Purchases of property, plant and equipment	(5,602,547)	(4,634,776)	(1,263,647)

Net cash provided by (used in) investing activities	(19,792,229)	(17,906,289)	2,840,881

Cash flows from financing activities:
Exercise of stock options	1,680,431	2,450,220	1,159,064
Excess tax benefit on exercise of stock options	—	71,964	—

Net cash provided by financing activities	1,680,431	2,522,184	1,159,064

Effect of exchange rate changes on cash and cash equivalents	(4,756,129)	73,970	602,523

Net increase (decrease) in cash and cash equivalents	(4,466,629)	10,619,832	18,042,076
Cash and cash equivalents, beginning of period	39,829,653	29,209,821	11,167,745

Cash and cash equivalents, end of period	$35,363,024	$39,829,653	$29,209,821

Supplemental information:
Income taxes paid	$2,547,000	$1,264,000	$140,000

	Years ended December 31,
	2014	2013	2012
Business Acquisitions:
Fair value of tangible assets acquired	1,175,398	—	—
Fair value of accounts receivable	1,646,746	—	—
Fair value of other assets	184,080	—	—
Liabilities assumed	(365,359)	—	—
Fair value of stock issued	(4,000,000)	—	—
Cost in excess of fair value of assets acquired (Goodwill)	13,198,835	—	—
Acquired identifiable intangible assets	9,100,000	—	—
In-process research and development	1,600,000	—	—

	22,539,660	—	—
Less accrued contingent consideration	(1,370,000)	—	—
Working capital adjustment, reflected in other receivables as of December 31, 2014	66,277	—	—

Net cash paid for business acquisition	21,235,937	—	—

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

Repligen Corporation (“Repligen” or the “Company”) is a life sciences company that develops, manufactures and markets high-value, consumable bioprocessing products for life sciences companies and biopharmaceutical manufacturing companies worldwide. The Company is a world-leading manufacturer of both native and recombinant forms of Protein A, critical reagents used in biomanufacturing to separate and purify monoclonal antibodies, a type of biologic drug. Repligen also supplies several growth factor products, ATF System products and cell filtration products used to increase cell culture productivity during the bioproduction process. In the expanding area of flexible biomanufacturing technologies, the Company has developed and currently markets a series of OPUS chromatography columns for use in clinical-scale manufacturing. The Company generally manufactures and sells Protein A and growth factors to life sciences companies under long-term supply agreements and sells its chromatography columns, as well as media and quality test kits, and ATF products directly to biopharmaceutical companies or contract manufacturing organizations or through distributors. Repligen refers to these activities as its bioprocessing business. The Company manufactures its products in production facilities in the United States and Sweden.

Historically, Repligen also conducted activities aimed at developing proprietary therapeutic drug candidates, often with a potential of entering into a collaboration with a larger commercial stage pharmaceutical or biotechnology company in respect of these programs. In addition, the Company has out-licensed certain intellectual property to Bristol-Myers Squibb Company, from which Repligen received royalties on Bristol’s net sales in the United States of their product Orencia®. On April 7, 2008, the Company entered into a settlement agreement with Bristol in connection with a patent infringement lawsuit that Repligen filed against Bristol. Under the terms of the settlement agreement, Bristol was obligated to pay us royalties on its U.S. net sales of Orencia® for any clinical indication at a rate of 1.8% for the first $500,000,000 of annual sales, 2.0% for the next $500,000,000 of annual sales and 4% of annual sales in excess of $1 billion. Under the terms of the agreement, Repligen will not receive any future royalties on Bristol’s sales of Orencia® made after December 31, 2013. As part of Repligen’s strategic decision in 2012 to focus the Company’s efforts on its core bioprocessing business, the Company reduced efforts on its clinical development programs and increased its efforts to find collaboration partners to finish their development and, if successful, commercialize these therapeutic drug candidates.

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

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Significant estimates and assumptions by management affect the Company’s revenue recognition for multiple element arrangements, allowance for doubtful accounts, the net realizable value of inventory, estimated fair value of cost method investments, valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets and goodwill, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, stock-based compensation, contingent liabilities, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Repligen Sweden AB and Repligen Singapore Pte. Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency

The Company translates the assets and liabilities of its foreign subsidiary at rates in effect at the end of the reporting period. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments including adjustments related to the Company’s intercompany loan with Repligen Sweden are remeasured at each period end and included in accumulated other comprehensive income.

Revenue Recognition

Product Sales

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

The Company’s product revenues are from the sale of bioprocessing products, equipment devices, and related consumables used with these equipment devices to customers in the life science and biopharmaceutical industries. On product sales to end customers, revenue is recognized, net of discounts, when both the title and risk of loss have transferred to the customer, as determined by the shipping terms provided there are no uncertainties regarding acceptance, and all obligations have been completed. Generally, our product arrangements for equipment sales are multiple element arrangements, and may include services, such as installation and training, and multiple products, such as consumables and spare parts. In accordance with ASC 605-25, based on terms and conditions of the product arrangements, the Company believes that these services and undelivered products can be accounted for separately from the delivered product element as the delivered products have value to our customers on a standalone basis. Accordingly, revenue for services not yet performed at the time of product shipment are deferred and recognized as such services are performed. The relative selling price of any undelivered products is also deferred at the time of shipment and recognized as revenue when these products are delivered. For product sales to distributors, the Company recognizes revenue for both equipment and consumables upon delivery to the distributor unless direct shipment to the end user is requested. In this case, revenue is recognized upon delivery to the end user’s location. In general, distributors are responsible for shipment to the end customer along with installation, training and acceptance of the equipment by the end customer. Sales to distributors are not contingent upon resale of the product.

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

In connection with the Scripps License Agreement, the Company issued warrants to an individual at Scripps to purchase up to 150,000 shares of common stock. No expense has been recorded related to these warrants through December 31, 2014. During the year ending December 31, 2014, the warrant’s seven-year term expired.

As of January 2014, all rights and obligations have been transferred to BioMarin.

Sale of Intellectual Property to BioMarin

In January 2014, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with BioMarin Pharmaceutical Inc. (“BioMarin”) to sell Repligen’s histone deacetylase inhibitor (HDACi) portfolio. Pursuant to the terms of the Asset Purchase Agreement, the Company received $2 million from BioMarin as an upfront payment on January 30, 2014 and a $125,675 payment on September 3, 2014 upon completion of the Technology Transfer. The Company is entitled to receive up to $160 million in potential future milestone payments for the development, regulatory approval and commercial sale of portfolio compounds included in the agreement. These potential milestone payments are approximately 37% related to clinical development and 63% related to initial commercial sales in specific geographies. In addition, Repligen is eligible to receive royalties on sales of therapeutic products originating from the HDACi portfolio. The royalty rates are tiered and begin in the mid-single-digits for the first HDACi portfolio product and for the first non-HDACi portfolio product with lesser amounts for any backup products developed under the Asset Purchase Agreement. Repligen’s receipt of these royalties is subject to customary offsets and deductions. There are no refund provisions in this agreement. The Company recognized $2.1 million of revenue in the fiscal year ended December 31, 2014 related to the transfer of the HDACi technology under the Asset Purchase Agreement. Any milestones earned upon specified clinical development or commercial sales events or future royalty payments, under the Asset Purchase Agreement will be recognized as revenue when they are earned.

Activities under this agreement were evaluated in accordance with ASC 605-25 to determine if they represented a multiple element revenue arrangement. The Company identified the following deliverables in the BioMarin agreement:

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

The Company identified the arrangement consideration to allocate among the units of accounting as the $2.0 million non-refundable up-front payment and the $125,675 payment to be received upon completion of the Technology Transfer. The Company excluded the potential milestone payments provided for in the Asset Purchase Agreement from the arrangement consideration as they were not considered fixed or determinable at the time the Asset Purchase Agreement was signed. Because Repligen had not sold these items on a standalone basis previously, Repligen had no vendor-specific objective evidence of selling price. Furthermore, Repligen did not have detailed third-party evidence of selling price, and as a result we used our best estimate of selling price for each item. In determining these prices, Repligen considered what Repligen would be willing to sell the items for on a standalone basis, what the market would bear for such items and what another party might charge for these items.

The up-front arrangement consideration allocated to the Transferred Assets was recognized upon execution of the Asset Purchase Agreement as the risks and rewards associated with the Transferred Assets transferred at that time. The Company used a discounted cash flow analysis to determine the value of the Transferred Assets. Key assumptions in the analysis included: the estimated market size for a compound targeted at Friedreich’s ataxia, the estimated remaining costs of development and time to commercialization, and the probability of successfully developing and commercializing the program. Based on this analysis, the Company allocated $2,115,000 to the value of the Transferred Assets. However, as the recognized revenue is limited to the non-contingent consideration received, the Company recognized $2,000,000, the amount of the up-front payment, as revenue in the three months ended March 31, 2014.

The estimated selling price of the Technology Transfer items was approximately $300,000 resulting in consideration allocation of approximately $11,000. However, as this item was not delivered prior to March 31, 2014, the Company did not recognize any revenue related to the Technology Transfer in the three months ended March 31, 2014. Repligen received the payment and recognized $125,675 of other revenues in September 2014 upon completion of the Technology Transfer.

The Company believes that a change in the key assumptions used to determine best estimate of selling price for each of the deliverables would not have a significant effect on the allocation of arrangement consideration.

In addition to the $2.1 million up-front payment, the Company is also eligible to receive up to $160 million in potential milestone payments from BioMarin comprised of:

•	Up to $60 million related to the achievement of specified clinical and regulatory milestone events; and

•	Up to $100 million related to the achievement of specified commercial sales events, specifically the first commercial sale in specific territories.

The Company evaluated the potential milestones in accordance with ASC 605-28, which allows an entity to make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This evaluation included an assessment of the risks that must be overcome to achieve the respective milestone as well as whether the achievement of the milestone was due in part to our initial clinical work, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. Milestones that are not considered substantive are recognized as earned if there are no remaining performance obligations or over the remaining period of performance, assuming all other revenue recognition criteria are met.

The Company believes that the $60 million of specified clinical and regulatory milestone payments are substantive. Therefore, any such milestones achieved will be recognized as revenue when earned.

Any milestones achieved upon specified commercial sales events or future royalty payments are considered contingent revenue under the Asset Purchase Agreement, and will be recognized as revenue when they are earned as there are no undelivered elements remaining and no continuing performance obligations under the arrangement.

Sale of SecreFlo

On December 23, 2014, the Company sold our synthetic human secretin line, SecreFlo, to Innovate Biopharmaceuticals, Inc., or Innovate, pursuant to an asset purchase agreement. Under the terms of the agreement, Repligen received a nominal upfront payment and is eligible to receive royalties on net sales of qualified products for a period beginning on the first commercial sale of such product through the earlier of the expiration of the regulatory exclusivity period for the product or 10 years from its first commercial sale.

Pfizer License Agreement

In December 2012, the Company entered into an exclusive worldwide licensing agreement (the “License Agreement”) with Pfizer Inc. (“Pfizer”) to advance the spinal muscular atrophy program, or SMA program. Pursuant to the terms of the License Agreement, the Company received $5 million from Pfizer as an upfront payment on January 22, 2013, a $1 million milestone payment on September 4, 2013 and a $1 million milestone payment on December 28, 2014. On January 26, 2015 Pfizer notified the Company that they were terminating the License Agreement for convenience, effective as of April 26, 2015. The Company has no further obligations to Pfizer and does not intend to invest additional resources to the development of the SMA program.

Orencia Royalty

In April 2008, the Company settled its outstanding litigation with Bristol-Myers Squibb Company (“Bristol”) and began recognizing royalty revenue in fiscal year 2009 for Bristol’s net sales in the United States of Orencia® which is used in the treatment of rheumatoid arthritis. The royalty agreement with Bristol provided that the Company would receive such royalty payments on sales of Orencia® by Bristol through December 31, 2013. These royalty payments have ceased. Pursuant to the settlement with Bristol (“Bristol Settlement”), the Company recognized royalty revenue of approximately $0, $17,881,000 and $14,753,000 for the fiscal years ended December 31, 2014, 2013 and 2012, respectively. Revenue earned from Bristol royalties was recorded in the periods when it was earned based on royalty reports sent by Bristol to the Company. The Company has no continuing obligations to Bristol as a result of this settlement.

Pursuant to the Bristol Settlement, Repligen remitted to the University of Michigan 15% of all royalty revenue received from Bristol. Royalty expense for the fiscal years ended December 31, 2014, 2013 and 2012 was approximately $0, $2,682,000 and $2,213,000, respectively. This operating expense was included in the Company’s statements of comprehensive income under the line item “Cost of royalty revenue.”

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

Research and Development Agreements

For the fiscal years ended December 31, 2014, 2013 and 2012, the Company recognized $0, $1,589,000 and $803,000 of revenue, respectively, from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, the Muscular Dystrophy Association, Go Friedreich’s Ataxia Research, the European Friedrich’s Ataxia Consortium for Translational Studies, and the Friedreich’s Ataxia Research Alliance.

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

Cash, Cash Equivalents and Marketable Securities

At December 31, 2014 and December 31, 2013, the Company’s investments included money market funds as well as short-term and long-term marketable securities. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are securities with maturities of greater than one year. The average remaining contractual maturity of marketable securities at December 31, 2014 is approximately 7.7 months.

Investments in debt securities consisted of the following at December 31, 2014:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$12,716,167	$2,174	$(2,072)	$12,716,269
Corporate and other debt securities	10,373,332	4,229	(3,621)	10,373,940

	23,089,499	6,403	(5,693)	23,090,209
Long-term marketable securities:
U.S. Government and agency securities	1,227,843	—	(207)	1,227,636
Corporate and other debt securities	2,326,066	—	(3,492)	2,322,574

	3,553,909	—	(3,699)	3,550,210

Total	$26,643,408	$6,403	$(9,392)	$26,640,419

At December 31, 2014, the Company’s investments included forty-one debt securities in unrealized loss positions with a total unrealized loss of approximately $9,400 and a total fair market value of approximately $23,666,285. All investments with gross unrealized losses have been in unrealized loss positions for less than 12 months. The unrealized losses were caused primarily by current economic and market conditions. There was no change in the credit risk of the securities. The Company does not intend to sell any investments in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. There were no realized gains or losses on the investments for the fiscal years ended December 31, 2014, 2013 and 2012.

Investments in debt securities consisted of the following at December 31, 2013:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$8,165,464	$435	$(630)	$8,165,269
Corporate and other debt securities	13,626,690	3,636	(2,045)	13,628,281

	21,792,154	4,071	(2,675)	21,793,550
Long-term marketable securities:
U.S. Government and agency securities	11,599,415	466	(7,034)	11,592,847
Corporate and other debt securities	625,882	100	(227)	625,755

	12,225,297	566	(7,261)	12,218,602

Total	$34,017,451	$4,637	$(9,936)	$34,012,152

The contractual maturities of debt securities at December 31, 2014 were as follows:

	Amortized Cost	Fair Value
Due in 1 year or less	$23,089,499	$23,090,209
Due in 1 to 2 years	3,553,909	3,550,210

	$26,643,408	$26,640,419

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

The Company’s fixed income investments are comprised of obligations of U.S. government agencies, corporate debt securities and other interest bearing securities. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2014.

The following fair value hierarchy table presents information about each major category of the Company’s assets measured at fair value on a recurring basis as of December 31, 2014:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$4,889,153	$—	$—	$4,889,153
U.S. Government and agency securities	7,263,624	6,680,281	—	13,943,905
Corporate and other debt securities	—	12,696,514	—	12,696,514

Total	$12,152,777	$19,376,795	$—	$31,529,572

The Company has no other assets or liabilities for which fair value measurement is either required or has been elected to be applied, other than the liabilities for contingent consideration recorded in connection with the Novozymes Acquisition, the acquisition of the assets of BioFlash Partners, LLC (“BioFlash”) and the Refine Acquisition. The contingent consideration related to the Novozymes Acquisition is based upon actual amounts remaining to be paid to Novozymes Denmark per the Deed of Settlement and Amendment entered into on May 5, 2014. The contingent consideration related to BioFlash is valued using management’s estimates of royalties to be paid to the former shareholders of BioFlash based on sales of the acquired assets. The contingent consideration related to the Refine Acquisition is valued using management’s estimates of expected future milestone payments based on forecasted sales of the acquired assets and portion of any receipts that might be received in connection with the resolution, withdrawal or settlement of certain patent disputes with a third party to be paid to the former shareholders of Refine. These valuations are Level 3 valuations as the primary inputs are unobservable.

The following tables provide quantitative information associated with the fair value measurement of the Company’s contingent consideration related to Refine using Level 3 inputs:

Contingent Consideration
Refine
Fair value as of December 31, 2014	$3,321,000
Valuation technique	Probability-adjusted discounted cash flow
Periods in which milestones can be achieved	2014 – 2016

	Fixed Earn-out	Variable Earn-out	Accrued Balance
2014	$1,000,000	—	$1,000,000
2015	3,500,000	850,000	2,219,000
2016	4,250,000	1,250,000	102,000

The significant unobservable inputs used in the fair value measurement of Refine’s contingent consideration are the probabilities of a successful achievement of sales milestones, the period in which these milestones are expected to be achieved and a discount rate. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively.

Changes in the fair value of contingent consideration in fiscal 2014 are primarily attributable to a 850,000 Euro milestone payment made to Novozymes Denmark and a $80,000 minimum royalty payment made to BioFlash, which were previously accrued, and the addition and remeasurement of the $3,321,000 contingent consideration related to Refine. The following table provides a roll forward of the fair value of the contingent consideration:

Balance at December 31, 2013	$1,648,928
Additions	1,370,000
Payments	(1,246,348)
Changes in fair value	2,071,994

Balance at December 31, 2014	$3,844,574

There were no remeasurements to fair value during the year ended December 31, 2014 of financial assets and liabilities that are not measured at fair value on a recurring basis.

Inventories

Inventories relate to the Company’s bioprocessing business. The Company values inventory at cost or, if lower, fair market value, using the first-in, first-out method. The Company reviews its inventories at least quarterly and records a provision for excess and obsolete inventory based on its estimates of expected sales volume, production capacity and expiration dates of raw materials, work-in-process and finished products. Expected sales volumes are determined based on supply forecasts provided by key customers for the next 3 to 12 months. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of product revenue. Manufacturing of bioprocessing finished goods is done to order and tested for quality specifications prior to shipment. Reserves for excess and obsolete inventory were $78,000 and $183,000 as of December 31, 2014 and 2013, respectively. During the year ended December 31, 2013, several lots were identified which increased the reserve and were subsequently written off. The reserve balance at December 31, 2014, is sufficient to cover an excess or obsolete inventory for the consolidated Company.

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories consist of the following:

	December 31, 2014	December 31, 2013
Raw Materials	$5,373,860	$4,557,870
Work-in-process	2,256,265	4,285,648
Finished products	4,753,508	2,955,120

Total	$12,383,633	$11,798,638

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

Property, Plant & Equipment

Property, Plant & Equipment is recorded at cost less allowances for depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the asset as follows:

Classification	Estimated Useful Life
Leasehold improvements	Shorter of the term of the lease or estimated useful life
Equipment	Three to eight years
Furniture and fixtures	Three to eight years

For depreciation of property and equipment, the Company expensed approximately $2,594,000, $2,092,000 and $2,492,000 in the years ended December 31, 2104, 2013 and 2012, respectively.

Earnings Per Share

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

A reconciliation of basic and diluted share amounts is as follows:

	Years ended December 31,
	2014	2013	2012
Numerator:
Net income	$8,170,214	$16,093,155	$14,156,037
Denominator:
Basic weighted average common shares outstanding	32,497,657	31,667,015	30,914,424
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock awards	766,010	739,626	339,010

Diluted weighted average common shares outstanding	33,263,667	32,406,641	31,253,434

Basic net income per common share	$0.25	$0.51	$0.46

Diluted net income per common share	$0.25	$0.50	$0.45

At December 31, 2014, there were outstanding options to purchase 1,225,117 shares of the Company’s common stock at a weighted average exercise price of $8.31 per share. For the fiscal year ended December 31, 2014, 307,475 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

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

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Years ended December 31,
	2014	2013	2012
Sweden	38%	35%	42%
United States	33%	51%	46%
United Kingdom	20%	12%	9%
Other	9%	2%	3%

Total	100%	100%	100%

The following table represents the Company’s total assets by geographic area:

	December 31, 2014	December 31, 2013
United States	$83,784,971	$73,557,001
Sweden	44,508,263	45,087,903

Total	$128,293,234	$118,644,904

The following table represents the Company’s long-lived assets by geographic area:

	December 31, 2014	December 31, 2013
United States	$38,694,687	$19,858,691
Sweden	8,652,905	12,435,614

Total	$47,347,592	$32,294,305

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings and credit exposure to any one issue, issuer (with the exception of U.S. treasury obligations) and type of instrument is limited. At December 31, 2014 and 2013, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Years ended December 31,
	2014	2013	2012
Orencia® Royalties from Bristol	—	27%	24%
GE Healthcare	38%	35%	42%
Bioprocessing Customer B	20%	12%	10%
Bioprocessing Customer C	13%	13%	10%

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable and royalties and other receivable balances are as follows:

	December 31, 2014	December 31, 2013
GE Healthcare	29%	42%
Customer D	11%	0%

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

Goodwill

Goodwill is not amortized and is reviewed for impairment at least annually. There was no evidence of impairment to goodwill at December 31, 2014. There were no goodwill impairment charges during the fiscal years ended December 31, 2014, 2013 and 2012.

Intangible Assets

Intangible assets are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within cost of product revenue and selling, general and administrative expense in the statements of operations. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at December 31, 2014.

Intangible assets consisted of the following at December 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$3,337,658	$(750,066)	12
In process research and development	1,600,000	—	—
Patents	240,000	(147,500)	8
Customer relationships	12,202,219	(2,546,004)	9
Trademark/ tradename	700,000	—	—

Total intangible assets	$18,079,877	$(3,443,570)	10

Intangible assets consisted of the following at December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$1,455,382	$(537,589)	8
Patents	240,000	(117,500)	8
Customer relationships	6,897,052	(1,749,713)	8

Total intangible assets	$8,592,434	$(2,404,802)	8

Amortization expense for amortized intangible assets was approximately $1,425,000, $1,022,000 and $1,017,000 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the Company expects to record the approximate amortization expense:

Years Ending	Amortization Expense
December 31, 2015	$1,697,000
December 31, 2016	1,759,000
December 31, 2017	1,759,000
December 31, 2018	1,595,000
December 31, 2019	1,580,000

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

Estimated forfeiture rates—The Company has applied, based on an analysis of its historical forfeitures, annual forfeiture rates of 8% for awards granted to non-executive level employees, 3% for awards granted to executive level employees and 0% for awards granted to non-employee members of the Board of Directors to all unvested stock options as of December 31, 2014. The Company reevaluates this analysis periodically and adjusts these estimated forfeiture rates as necessary. Ultimately, the Company will only recognize expense for those shares that vest.

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

3.	Acquisitions, Goodwill and Other Intangible Assets

Acquisitions

Refine Technology, LLC

On June 2, 2014, pursuant to the terms of the Asset Purchase Agreement, dated as of June 2, 2014 (the “Asset Purchase Agreement”), by and among the Company, Refine Technology, LLC (a limited liability company formed under the laws of the State of New Jersey) (“Refine”), the members of Refine Technology, LLC, Jerry Shevitz, Refine Technology Sales LLC (a limited liability company formed under the laws of the State of New Jersey) and Refine Technology Sales Asia PTE. LTD. (a limited private company organized in the Republic of Singapore), the Company acquired the business of Refine, including Refine’s Alternating Tangential Flow (“ATF”) System, a market-leading device used to significantly increase product yield during the fermentation step of the biologic drug manufacturing process (the “Refine Business” and the acquisition of the Refine Business, the “Refine Acquisition”). Pursuant to the Asset Purchase Agreement, Repligen purchased all of the assets related to Refine’s ATF system and assumed certain specified liabilities related to Refine’s ATF system. This acquisition strengthened Repligen’s bioprocessing business by adding a complementary product line while expanding its direct sales presence worldwide. The transaction was accounted for as a purchase of a business under ASC 805, Business Combinations. The terms of the acquisition included an upfront cash payment of $21,235,937 less $66,277 as a result of the final determination of working capital, issuance of 215,285 shares of the Company’s $0.01 par value common stock valued at $4,000,000, future potential milestone payments totaling up to $10,900,000 if specific sales targets are met for the years 2014, 2015 and 2016, and future potential payments up to $7,500,000 out of any amounts that might be received in connection with the resolution, withdrawal or settlement of certain patent disputes with a third party. The $10,900,000 potential contingent consideration had an initial probability weighted fair value at acquisition of $1,370,000. The $7,500,000 potential contingent consideration had only a nominal probability weighted fair value at acquisition. In addition to the initial consideration, approximately $774,000 was paid to Refine following the acquisition under a Transition Services Agreement under which certain employees of Refine provided services to the Company in support of the Refine Business. As these payments were contingent upon future service, they were recognized as operating expense, ratably while the services were provided.

Consideration Transferred

The Company accounted for the Refine Acquisition as the purchase of a business under U.S. GAAP. Under the acquisition method of accounting, the assets of the Refine Business were recorded as of the acquisition date, at their respective fair values, and consolidated with those of Repligen. The fair value of the net assets acquired was approximately $ 26,539,660.

The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

The total consideration transferred follows:

Cash consideration, less $66,277 of working capital adjustments reflected in other receivables as of December 31, 2014	$21,169,660
Value of common stock issued	4,000,000
Estimated fair value of contingent consideration	1,370,000

Total consideration transferred	$26,539,660

The fair value of contingent consideration was determined based upon a probability weighted analysis of expected future milestone and settlement payments to be made to the seller. The Company could make payments of up to $10,900,000 if specific sales targets are met for years 2014, 2015 and 2016 and up to $7,500,000 out of any receipts that might be received in connection with the resolution, withdrawal or settlement of certain patent disputes with a third party. The liability for contingent consideration is included in current and long-term liabilities on the consolidated balance sheets and will be remeasured at each reporting period until the contingency is resolved. Please see Note 8—Accrued Liabilities for further details.

Acquisition related costs are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. The Company incurred approximately $817,835 in transaction costs related to the Refine Acquisition. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of operations.

Fair Value of Net Assets Acquired

The allocation of purchase price was based on the fair value of assets acquired and liabilities assumed as of June 2, 2014. The components and allocation of the purchase price consists of the following amounts:

Accounts receivable	$1,646,746
Inventory	1,090,736
Other current assets	184,080
Fixed assets	84,662
Customer relationships	6,400,000
Developed technology	2,000,000
In process research and development (“IPR&D”)	1,600,000
Trademark and trade name	700,000
Accounts payable and other liabilities assumed	(357,399)
Goodwill	13,190,835

Net assets acquired	$26,539,660

Of the consideration paid, $6,400,000 represents the fair value of customer relationships that will be amortized over the determined useful life of 10 years and $2,000,000 represents the fair value of developed technology that will be amortized over a determined useful life of 15 years. $700,000 represents the fair value of trademark and trade name determined to have an indefinite useful life and is not subject to amortization.

$1,600,000 of the consideration paid represents the fair value of acquired IPR&D projects that are considered identifiable assets as of the acquisition date. Those assets are considered indefinite lived until efforts associated with the projects are completed or abandoned. The major acquired technology IPR&D relates to the development of a single use system product extension to the ATF system business. The IPR&D project is not currently amortized and is reviewed for impairment at least annually. There was no evidence of impairment to IPR&D as of December 31, 2014. The excess of the purchase price over the fair value of tangible and intangible assets acquired was recorded to goodwill. The goodwill recognized is attributable to expected synergies that the Company will realize from this acquisition. This goodwill is deductible for tax purposes over the next 15 years.

The assessment of fair value is preliminary and is based on information that was available to management at the time the condensed consolidated financial statements were prepared. The Company is finalizing its inventory valuation and, accordingly, such amounts may change.

Revenue, Net Income and Pro Forma Presentation

The Company recorded revenue from Refine of $6,793,000 from June 2, 2014 through December 31, 2014. The segregation of Refine’s net income is administratively impractical, as the Company operates as one operating segment and does not separately allocate expenses. The Company has included the operating results of Refine in its consolidated statements of operations since the June 2, 2014 acquisition date. The following table presents unaudited supplemental pro forma information as if the Refine Acquisition had occurred as of January 1, 2013.

	December 31, 2014	December 31, 2013
Total revenue	$67,330,000	$76,331,000
Net income	9,493,000	16,403,000
Earnings per share

Basic	0.28	0.58
Diluted	0.27	0.56

The unaudited pro forma information for the year-ended December 31, 2014 and 2013 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. Unaudited pro forma net income for year-ended December 31, 2014 was adjusted to exclude acquisition-related transaction costs. These expenses have been added to the unaudited pro forma net income for the year-ended December 31, 2013. In addition, the unaudited pro forma net income for the year-ended December 31, 2014 was adjusted to exclude nonrecurring expenses related to the fair value adjustments associated with the acquisition of Refine that were recorded by the Company. The unaudited pro forma net income for the year-ended December 31, 2013 was adjusted to include these acquisition-related transaction costs and expenses related to the fair value adjustments. The basic and diluted EPS calculations reflect the issuance of shares to Refine as if the equity consideration had been granted on January 1, 2013.

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

Goodwill

The changes in the carrying value of goodwill for the year ended December 31, 2014 is as follows:

Balance at December 31, 2013	$994,000
Goodwill arising from business combination	13,190,835

Balance at December 31, 2014	$14,184,835

Other Intangible Assets

Intangible assets, except for the Refine Technology, LLC tradename and in-process research and development, are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within selling, general and administrative expense in the Company’s statements of comprehensive income. The Refine Technology, LLC tradename and in-process research and development are not amortized. The Company reviews our indefinite-lived intangible assets not subject to amortization to determine if adverse conditions exist or a change in circumstances exists that would indicate an impairment. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at December 31, 2014.

4.	Income Taxes

Income tax data for the years ended December 31, 2014, 2013 and 2012:

	December 31, 2014	December 31, 2013	December 31, 2012
The components of income from operations before income taxes are as follows:
Domestic	$(1,151,984)	$12,782,598	$11,175,638
Foreign	12,290,567	10,231,223	95,768

Total	$11,138,583	$23,013,821	$11,271,406

The current and deferred components of the provision for income taxes on operations are as follows:
Current	$2,480,609	$4,123,752	$312,630
Deferred	487,760	2,796,914	(3,197,261)

Total	$2,968,369	$6,920,666	$(2,884,631)

The jurisdictional components of the provision for income taxes on operations are as follows:
Federal	$214,274	$3,322,032	$(2,915,673)
State	(67,383)	1,305,388	115,307
Foreign	2,821,478	2,293,245	(84,265)

Total	$2,968,369	$6,920,665	$(2,884,631)

At December 31, 2014, the Company had net operating loss carryforwards of approximately $43,387,000 and business tax credits carryforwards of approximately $1,782,000 available to reduce future federal income taxes, if any. The cumulative U.S. federal net operating loss includes $6,377,000 related to excess tax deductions from share-based payments, the tax benefit of which will be recognized as an increase to additional paid in capital when the deduction reduces current taxes payable. The net operating loss and business tax credits carryforwards will continue to expire at various dates through December 2032. The net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

The Company’s consolidated deferred tax assets (liabilities) consist of the following:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Temporary timing differences	$3,069,000	$3,018,000
Net operating loss carryforwards	12,580,000	12,264,000
Tax business credits carryforwards	1,782,000	1,520,000

Total deferred tax assets	17,431,000	16,802,000
Valuation allowance	(17,298,000)	(16,571,000)

Net deferred tax assets	$133,000	$231,000
Deferred tax liabilities:
Goodwill	$(251,000)	$(44,000)

Net deferred tax assets (liabilities)	$(118,000)	$187,000

The net change in the total valuation allowance was an increase of $727,000 in the year ended December 31, 2014. The valuation allowance decreased by $1,736,000 for the year ended December 31, 2013 and decreased by $10,169,000 for the year ended December 31, 2012. Prior to 2012, the Company’s U.S. net operating losses (“NOL’s”) and other deferred tax assets were fully offset by a valuation allowance primarily because the Company was in a cumulative loss position and did not have sufficient history of income to conclude that it was more likely than not that the Company would be able to realize the tax benefits of those deferred tax assets. In the fourth quarter of 2012, the Company entered into a three-year cumulative pre-tax income position and concluded that it was more likely than not that it will generate sufficient taxable income in 2013 based on its 2013 projections to realize the tax benefit of a portion of its deferred tax assets. Thus, the Company reversed $3,021,000 of the deferred tax asset valuation allowance in the U.S in the fourth quarter of 2012. The amount was recorded as a benefit for income taxes in the Company’s consolidated statements of operations and comprehensive income. The Company concluded that realization of deferred tax assets beyond December 31, 2013 was not more likely than not as a result of the fact that the Company will not receive royalty payments from Bristol on U.S. net sales of Orencia after December 31, 2013. As of December 31, 2014 the Company continued to maintain a full valuation allowance against its remaining U.S. deferred tax assets.

The reconciliation of the federal statutory rate to the effective income tax rate for the fiscal years ended December 31, 2014, 2013 and 2012 is as follows:

	Period Ended,
	December 31, 2014		December 31, 2013		December 31, 2012
Income before income taxes	$11,138,583		$23,013,821		$11,271,406

Expected tax at statutory rate	3,787,118	34.0%	7,824,699	34.0%	3,944,996	35.0%
Adjustments due to:
Difference between U.S. and foreign tax	(1,470,662)	(13.2)%	(1,227,747)	(5.3)%	(8,332)	(0.1)%
State income and franchise taxes	121,561	1.1%	1,121,821	4.9%	357,866	3.2%
Permanent differences	(171,921)	(1.5)%	(298,185)	(1.3)%	242,629	2.1%
Change in valuation allowance	727,157	6.5%	(508,629)	(2.21)%	(7,272,092)	(64.5)%
Other	(24,884)	(0.2)%	8,707	0.1%	(149,698)	(1.3)%

Provision (benefit) for income taxes	$2,968,369	26.7%	$6,920,666	30.1%	$(2,884,631)	(25.6)%

The fiscal years ended March 31, 2007 through March 31, 2011 as well as the nine-month fiscal year ended December 31, 2011 and the years ended December 31, 2012, 2013 and 2014 are subject to examination by the federal and state taxing authorities. Currently, a corporate excise tax audit is underway in the Commonwealth of Massachusetts (“the Commonwealth”) for the fiscal years ended March 31, 2008 through 2011, and the nine-

month period ended December 31, 2011. For the years ended March 31, 2008 and 2009, two matters have been identified by the Commonwealth in these audits that could result in future assessments. First, the Commonwealth has indicated that it is seeking to disallow up to $713,000 in Research and Development Credits that were generated between 1993 and 2007, and taken as a benefits in 2008 and 2009. Including potential penalties, if any, this assessment could increase to $856,000.

In addition, the Commonwealth has indicated it may apportion to Massachusetts, and therefore tax, certain, although not all, payments received by the Company in connection with our intellectual property settlements with ImClone and Bristol Myers Squibb in 2007 and 2008, respectively. The Commonwealth believes that the full $40 million ImClone payment and the initial $5 million Bristol payment received under these settlements are litigation awards as opposed to royalty payments received for the use of intellectual property, as the Company contends, and therefore are taxable in Massachusetts. However, the Commonwealth agrees with our position that all subsequent Bristol payments received under the settlement are in fact royalty payments and therefore not subject to tax in the Commonwealth. The Company believes the Commonwealth intends to assess up to $1,383,000, or $1,659,000 including potential penalties, in connection with these transactions.

On October 29, 2013, the Company met with the Commonwealth in an attempt to remediate these matters and were not successful. The Company received a Notice of Intent to Assess on this matter on November 16, 2014 and we requested a hearing with the Office of Appeals on December 16, 2014. We presented our case to the Office of Appeals on March 12, 2015 and are now awaiting a response. With respect to the R&D credit, the issue for the Company is that the documentation requested by the Commonwealth would be up to twenty years old and simply no longer exists to the standard the Company now believes the Commonwealth will require. In consideration of these facts, the Company now believes the utilization of credits has not met the “more likely than not” standard for recognition. The Company performed an evaluation of the available documentation, the likelihood of similar matters in other open audit periods, the impact of interest and penalties and other relevant factors and recorded a provision of $800,000 related to this matter for the year ended December 31, 2013.

Conversely, with respect to the apportionment issue, the Company asserts that according to the settlement agreements with ImClone and Bristol, all amounts received were in fact payments in exchange for licenses granted to those entities. The Company further believes the Commonwealth is inconsistent in its approach, taxing some, but not all of the payments received. As such, the Company continues to believe strongly in the legal merits of our position and therefore believe this matter meets the more likely than not standard to be treated as license payments. Accordingly, no further provision has been made for this matter.

While no formal assessments have been made to date, for the years ended March 31, 2010 and 2011, as well as the nine months ended December 31, 2011, the Commonwealth has indicated that it is seeking to disallow certain Research and Development Credits that were generated between 2010 and 2011. The Company performed an evaluation of the available documentation, the likelihood of similar matters in other open audit periods, the impact of interest and penalties and other relevant factors and recorded a provision of $125,000 related to this matter for the year ended December 31, 2014.

At December 31, 2012, the Company had accumulated Federal research credits of $2,160,000, which were not recognized for financial statement purposes as it was not more likely than not that the Company would have sufficient earnings to realize those benefits in addition to the benefits the Company may derive from use of our Net Operating Losses. However, given the uncertainty noted above at the state level in the current year regarding the documentation of our historical research credits and their sustainability under audit, the Company recorded a partial reserve of $1,117,000 against cumulative Federal research credits as of December 31, 2013. As the Federal research credits were not previously recognized for financial statement purposes, the recording of this partial reserve had no impact on net income for the year ended December 31, 2013.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

December 31, 2014
Unrecognized tax benefits at January 1, 2014	$1,917,247
Gross increases – tax positions in prior period	125,000
Gross increases – tax positions in current period	38,319

Unrecognized tax benefits at December 31, 2014	$2,080,566

The amount of unrecognized tax benefits at December 31, 2014 that will impact our effective tax rate are $2,080,566.

For the year ended December 31, 2014, the Company recognized interest and penalties of $139,000. As of December 31, 2014 Repligen have accrued interest and penalties of $274,000 in the consolidated balance sheet.

At December 31, 2014, the Company has not provided for U.S. income taxes or foreign withholding taxes on outside basis differences of foreign subsidiaries of approximately $16,498,000 as it is the Company’s current intention to permanently reinvest these earnings outside the U.S. It is not practical to estimate the additional taxes that may be payable upon repatriation.

5.	Stockholders’ Equity

Common Stock and Warrants

At December 31, 2013, the Company has reserved 4,005,174 shares of common stock pursuant to the Plans, as described below. On April 6, 2007, the Company issued warrants to an individual at Scripps to purchase up to 150,000 shares of common stock at $0.01 per share, as discussed in Note 10. The warrants have a seven-year term and are exercisable based on performance criteria as detailed in the warrant agreement during 2014. The warrant expired prior to the performance criteria being achieved.

Stock-Based Compensation

The Company recorded stock-based compensation expense of approximately $1,767,000, $1,060,000 and $1,024,000 for the years ended December 31, 2014, 2013 and 2012, respectively, for share-based awards granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”) and the Repligen Corporation 2012 Stock Option and Incentive Plan (the “2012 Plan,” and collectively with the 2001 Plan and the 1992 Repligen Corporation Stock Option Plan, the “Plans”).

The following table presents stock-based compensation expense in the Company’s consolidated statements of operations:

	Years ended December 31,
	2014	2013	2012
Cost of product revenue	$129,000	$74,000	$45,000
Research and development	185,000	97,000	219,000
Selling, general and administrative	1,453,000	889,000	760,000

Total	$1,767,000	$1,060,000	$1,024,000

The 2012 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Incentive options granted to employees under the Plans generally vest over a three to five-year period, with 20%-33% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At December 31, 2014, options to purchase 1,225,117 shares were outstanding under the Plans. At December 31, 2014, 2,780,057 shares were available for future grant under the 2012 Plan.

The Company uses the Black-Scholes option pricing model to calculate the fair value of share-based awards on the grant date. The fair value of share-based awards granted during the years ended December 31, 2014, 2013 and 2012 were calculated using the following estimated assumptions:

	2014	2013	2012
Expected term (years)	6.5	6.5	6.5
Volatility	51.00 - 51.71%	51.39% - 53.63%	49.76% - 53.54%
Risk-free interest rate	1.88 - 2.11%	1.09% - 2.08%	0.89% - 1.06%
Expected dividend yield	—	—	—

Information regarding option activity for the year ended December 31, 2014 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	1,610,988	$5.07
Granted	420,698	13.98
Exercised	(700,738)	4.41
Forfeited/cancelled	(105,831)	7.49

Options outstanding at December 31, 2014	1,225,117	$8.31	7.30	$14,261,197

Options exercisable at December 31, 2014	412,500	$4.31	4.75	$6,391,377

Vested and expected to vest at December 31, 2014 (1)	723,010	$10.40	8.64	$6,969,962

(1)	This represents the number of vested options as of December 31, 2014 plus the number of unvested options expected to vest as of December 31, 2014 based on the unvested outstanding options at December 31, 2014 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on December 31, 2014 of $19.80 per share and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was approximately $10,474,833, $3,723,000 and $1,384,000, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $4.41, $4.31 and $3.62, respectively. The total fair value of stock options that vested during the years ended December 31, 2014, 2013 and 2012 was approximately $1,084,000, $991,000 and $931,000, respectively.

As of December 31, 2014, there was $4,143,883 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.26 years. The Company expects 723,010 unvested options to vest over the next five years.

6.	Commitments and Contingencies

Lease Commitments

In 2001, the Company entered into a ten-year lease agreement for approximately 25,000 square feet of space located in Waltham, Massachusetts to be used for its corporate headquarters, manufacturing, research and development, and marketing and administrative operations. In July 2011, the Company amended this agreement to expand the lease to cover approximately 55,694 square feet and to extend the term of the lease by eleven years, which expires on May 31, 2023. In connection with this lease agreement, the Company issued a letter of credit in the amount of $200,000 to the lessor. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is classified as restricted cash in the accompanying consolidated balance sheets.

In March 2014, the Company entered into an amendment of its existing lease to expand the rented space from 55,694 to 75,594 square feet at 41 Seyon Street, Waltham, Massachusetts. Pursuant to the terms of the amended lease, Repligen leased an additional 19,900 square feet (the “Expansion Space”) for a period of eight years and one month, commencing on August 1, 2014. The Expansion Space shall become a part of Repligen’s corporate headquarters.

The amended lease provides for additional rent expense of approximately $361,000 on an annualized basis. The amended lease also requires an increased security deposit from $200,000 to $450,000 and continues to require the Company to pay a proportionate share of certain of the landlord’s annual operating costs and real estate taxes. Future minimum rental commitments under the amended lease as of December 31, 2014 are $1,371,000 for the years ending December 31, 2015, 2016, 2017 and 2018, respectively.

In 2007, the Company entered into a five-year lease agreement for approximately 2,500 square feet of space in Waltham, Massachusetts to provide for expanded manufacturing operations. Adjacent to this space, the Company entered into a two-year lease in 2008 for approximately 7,350 square feet of additional space to be used for expanded manufacturing and administrative operations. Both of these leases expired on December 31, 2012 and the Company is now on a month-to-month basis.

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

Obligations under non-cancelable operating leases, including the facility leases discussed above, as of December 31, 2014 are approximately as follows:

Years Ending	Operating Leases
December 31, 2015	$2,420,000
December 31, 2016	2,420,000
December 31, 2017	1,930,000
December 31, 2018	1,439,000
December 31, 2019	1,422,000
Thereafter	4,414,000

Minimum lease payments	$14,045,000

Rent expense charged to operations under operating leases was approximately $2,735,000, $2,437,000 and $2,183,000 for the fiscal years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, 2013 and 2012, the Company had deferred rent liabilities of $1,956,068, $2,028,000 and $329,000, respectively, related to the escalating rent provisions for the Waltham headquarters.

Licensing and Research Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements which require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. The Company recorded research and development expenses associated with license agreements of approximately $7,000, $302,000 and $55,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

In October 2009, the Company entered into an exclusive worldwide commercial license agreement with Families of Spinal Muscular Atrophy (see Note 11). Pursuant to the License Agreement dated December 28, 2012, the Company transferred all rights and obligations related to the FSMA License Agreement to Pfizer. On January 26, 2015 Pfizer notified us that they were terminating the License Agreement, effective as of April 26, 2015.

Purchase Orders, Supply Agreements and Other Contractual Obligations

In the normal course of business, the Company has entered into purchase orders and other agreement with manufacturers, distributors and others. Outstanding obligations at December 31, 2014 of approximately $2,835,000 are expected to be completed within one year.

7.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2014	December 31, 2013
Vendor credit	485,670	—
Equipment maintenance and services	492,408	521,772
Prepaid VAT	418,831	—
Prepaid insurance	359,062	344,698
Prepaid taxes	220,029	135,102
Interest receivable	99,802	214,902
Other	27,774	33,350

Total	$2,103,576	$1,249,824

8.	Accrued Liabilities

Accrued liabilities consist of the following:

	December 31, 2014	December 31, 2013
Employee compensation	$3,758,511	$3,166,086
Taxes	571,080	2,324,711
Royalty and license fees	—	1,897,473
Current portion of contingent consideration	1,135,061	1,195,248
Professional fees	511,588	385,478
VAT liabilities	—	7,591
Unearned revenue	129,904	3,341
Other accrued expenses	712,919	599,784

Total	$6,819,063	$9,579,712

9.	Employee Benefit Plans

In the U.S., the Repligen Corporation 401(k) Savings and Retirement Plan (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All U.S. employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to match a portion of the employees’ contributions up to a defined maximum. The match is calculated on a calendar year basis. The Company matched approximately $107,000 for the year ended December 31, 2014, $92,000 for the year ended December 31, 2013, and $103,000 for year ended December 31, 2012.

In Sweden, the Company contributes to a government-mandated occupational pension plan that is a qualified defined contribution plan. All employees in Sweden are eligible for this pension plan. The Company pays premiums to a third party occupational pension specialist who administers the pension plan. These premiums are based on various factors including each employee’s age, salary, employment history and selected benefits in the pension plan. When an employee terminates or retires, these premium payments cease for that employee and the Company has no further pension-related obligations for that employee. For the fiscal years ended December 31, 2014, 2013 and 2012, the Company contributed approximately $493,000, $457,000 and $532,000, respectively, to the pension plan.

10.	Selected Quarterly Financial Data (Unaudited)

The following table contains consolidated statements of operations information for each of the previous eight quarters. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(in thousands, except per share amounts)
Revenue:
Product revenue	$15,393	$15,153	$15,551	$14,335	$10,350	$12,184	$13,014	$11,934
Royalty and other revenue	1,000	125	—	1,991	5,032	6,638	4,495	4,522

Total revenue	16,393	15,278	15,551	16,326	15,382	18,822	17,509	16,456
Operating expenses:
Cost of product revenue	8,084	6,931	6,671	6,335	4,627	5,659	5,298	6,897
Cost of royalty and other revenue	—	—	—	—	738	724	643	577
Research and development	1,328	1,650	1,430	1,201	1,422	1,430	2,306	2,183
Selling, general and administrative	4,975	4,471	4,326	3,384	3,367	2,902	3,124	3,308
Contingent consideration – fair value adjustments	1,945	10	18	98	45	65	35	(54)
Gain on bargain purchase	—	—	—	—	—	—	—	—

Total operating expenses	16,332	13,062	12,445	11,018	10,199	10,780	11,406	12,911
Loss income from operations	61	2,216	3,106	5,308	5,183	8,042	6,103	3,545
Investment income	59	64	85	102	98	76	65	62
Interest expense	(12)	(11)	(13)	(14)	(12)	(12)	(12)	(14)
Other income (expense)	134	(14)	65	2	(54)	37	(122)	29

Income before income taxes	242	2,255	3,243	5,398	5,215	8,143	6,034	3,622
Income tax provision	640	789	418	1,121	1,887	2,255	1,495	1,284

Net income	$(398)	$1,466	$2,825	$4,277	$3,328	$5,888	$4,539	$2,338

Earnings per share:
Basic	$(0.01)	$0.04	$0.09	$0.13	$0.10	$0.18	$0.14	$0.07

Diluted	$(0.01)	$0.04	$0.09	$0.13	$0.10	$0.18	$0.14	$0.07

Weighted average shares outstanding:
Basic	32,747	32,677	32,234	31,963	31,916	31,858	31,644	31,241

Diluted	32,747	33,327	33,076	31,855	32,708	32,552	32,317	31,855