Form 10-Q
period 2015-03-31
REPLIGEN CORP
filed 2015-05-08
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2015.

Class	Number of Shares
Common Stock, par value $.01 per share	32,852,300

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$31,210,500	$35,363,024
Marketable securities	23,257,730	23,090,209
Accounts receivable, less reserve for doubtful accounts of $41,222 and $40,644, respectively	14,690,994	7,760,382
Other receivables	394,415	239,890
Inventories	12,235,719	12,383,633
Deferred tax asset, net	4,928	4,928
Prepaid expenses and other current assets	1,717,654	2,103,576

Total current assets	83,511,940	80,945,642

Property, plant and equipment, at cost:
Leasehold improvements	13,230,820	9,108,214
Equipment	12,983,947	13,115,630
Furniture and fixtures	2,551,446	2,270,347
Construction in progress	45,056	3,847,746

Total property, plant and equipment, at cost	28,811,269	28,341,937
Less: Accumulated depreciation	(14,201,629)	(13,815,697)

Property, plant and equipment, net	14,609,640	14,526,240
Long-term marketable securities	1,814,358	3,550,210
Intangible assets, net	13,883,208	14,636,307
Goodwill	14,314,822	14,184,835
Restricted cash	450,271	450,000

Total assets	$128,584,239	$128,293,234

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,131,614	$3,863,350
Accrued liabilities	9,052,444	6,819,063

Total current liabilities	13,184,058	10,682,413
Other long-term liabilities	3,468,166	5,879,013
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 32,851,500 shares at March 31, 2015 and 32,774,374 shares at December 31, 2014 issued and outstanding	328,515	327,744
Additional paid-in capital	199,200,343	198,064,414
Accumulated other comprehensive income (loss)	(9,639,120)	(5,773,142)
Accumulated deficit	(77,957,723)	(80,887,208)

Total stockholders’ equity	111,932,015	111,731,808

Total liabilities and stockholders’ equity	$128,584,239	$128,293,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,
	2015	2014
Revenue:
Product revenue	$20,816,276	$14,334,687
Royalty and other revenue	—	1,991,166

Total revenue	20,816,276	16,325,853
Operating expenses:
Cost of product revenue	8,072,904	6,335,064
Cost of royalty revenue	—	—
Research and development	1,567,574	1,200,990
Selling, general and administrative	6,024,526	3,383,610
Contingent consideration – fair value adjustments	1,112,374	98,320

Total operating expenses	16,777,378	11,017,984

Income from operations	4,038,898	5,307,869
Investment income	36,585	101,816
Interest expense	(9,041)	(14,085)
Other income	132,031	2,505

Income before income taxes	4,198,473	5,398,105
Income tax provision	1,268,986	1,121,002

Net income	$2,929,487	$4,277,103

Earnings per share:
Basic	$0.09	$0.13

Diluted	$0.09	$0.13

Weighted average shares outstanding:
Basic	32,754,862	31,962,843

Diluted	33,450,611	32,831,019

Other comprehensive income:
Unrealized gain (loss) on investments	(17,369)	2,184
Foreign currency translation loss	(3,848,609)	(143,153)

Comprehensive income (loss)	$(936,491)	$4,136,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income:	$2,929,487	$4,277,103
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,150,520	892,407
Stock-based compensation expense	701,982	307,425
Deferred tax expense	86,552	7,566
Loss on revaluation of contingent consideration	1,112,374	98,320
Changes in assets and liabilities:
Accounts receivable	(7,237,522)	(94,064)
Royalties and other receivables	(154,525)	6,730,818
Inventories	(513,643)	331,087
Prepaid expenses and other current assets	314,212	(209,701)
Accounts payable	434,892	(236,176)
Accrued liabilities	1,379,713	(3,999,779)
Long-term liabilities	(2,508,399)	(106,216)

Net cash provided by (used in) operating activities	(2,304,357)	7,998,790

Cash flows from investing activities:
Purchases of marketable securities	(3,286,890)	(8,970,763)
Redemptions of marketable securities	4,837,850	10,529,183
Purchases of property, plant and equipment	(1,271,796)	(596,788)

Net cash provided by investing activities	279,164	961,632

Cash flows from financing activities:
Exercise of stock options	402,005	497,709
Payment of contingent considerations	(99,000)	—

Net cash provided by financing activities	303,005	497,709

Effect of exchange rate changes on cash and cash equivalents	(2,430,336)	(78,163)

Net increase (decrease) in cash and cash equivalents	(4,152,524)	9,379,968
Cash and cash equivalents, beginning of period	35,363,024	39,829,653

Cash and cash equivalents, end of period	$31,210,500	$49,209,621

Supplemental disclosure of non-cash investing activities:
Income taxes paid	$1,100,000	$466,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The consolidated financial statements included herein have been prepared by Repligen Corporation (the “Company,” “Repligen” or “we”) in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

2.	Acquisitions, Goodwill and Other Intangible Assets

Acquisitions

Refine Technology, LLC

On June 2, 2014, pursuant to the terms of the Asset Purchase Agreement, dated as of June 2, 2014 (the “Asset Purchase Agreement”), by and among the Company, Refine Technology, LLC (a limited liability company formed under the laws of the State of New Jersey) (“Refine”), the members of Refine, Jerry Shevitz, Refine Technology Sales LLC (a limited liability company formed under the laws of the State of New Jersey) and Refine Technology Sales Asia PTE. LTD. (a limited private company organized in the Republic of Singapore), the Company acquired the business of Refine, including Refine’s Alternating Tangential Flow (“ATF”) System, a market-leading device used to significantly increase product yield during the fermentation step of the biologic drug manufacturing process (the “Refine Business” and the acquisition of the Refine Business, the “Refine Acquisition”). Pursuant to the Asset Purchase Agreement, Repligen purchased all of the assets related to Refine’s ATF system and assumed certain specified liabilities related to Refine’s ATF system. This acquisition strengthened Repligen’s bioprocessing business by adding a complementary product line while expanding its direct sales presence worldwide. The transaction was accounted for as a purchase of a business under ASC 805, Business Combinations. The terms of the acquisition included an upfront cash payment of $21,235,937 less $66,277 as a result of the final determination of working capital, issuance of 215,285 shares of the Company’s $0.01 par value common stock valued at $4,000,000, potential milestone payments totaling up to $10,900,000 for the achievement of specific sales targets in the years 2014, 2015 and 2016, and future potential payments up to $7,500,000 out of any amounts that might be received in connection with the resolution, withdrawal or settlement of certain patent disputes with a third party. During the three months ended March 31, 2015, the Company paid Refine a $1,000,000 milestone payment for achievement of the 2014 sales target under the Asset Purchase Agreement. The $10,900,000 contingent consideration had an initial probability weighted fair value at acquisition of $1,370,000. The $7,500,000 contingent consideration had only a nominal probability weighted fair value at acquisition. In addition to the initial consideration, approximately $774,000 was paid to Refine following the acquisition under a Transition Services Agreement under which certain employees of Refine provided services to the Company for up to six months in support of the Refine Business. As these payments were contingent upon future service, they were recognized ratably as operating expense while the services were provided.

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

The total consideration transferred follows:

Cash consideration,	$21,169,660
Value of common stock issued	4,000,000
Estimated fair value of contingent consideration	1,370,000

Total consideration transferred	$26,539,660

The fair value of contingent consideration was determined based upon a probability weighted analysis of expected future payments to be made to the seller. The Company paid to Refine $1,000,000 for achievements of sales targets met in 2014, and could make payments of up to $9,900,000 if specific sales targets are met for years 2015 and 2016. In addition, the Company could pay Refine up to $7,500,000 out of any receipts that might be received in connection with the resolution, withdrawal or settlement of certain patent disputes with a third party. The liability for contingent consideration is included in current and long-term liabilities on the consolidated balance sheets and will be remeasured at each reporting period until the contingency is resolved. Please see Note 2—Fair Value Measurement for further details.

Acquisition related costs are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. The Company incurred approximately $817,835 in transaction costs related to the Refine Acquisition. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of comprehensive income.

Fair Value of Net Assets Acquired

The allocation of purchase price was based on the fair value of assets acquired and liabilities assumed as of June 2, 2014. The components and allocation of the purchase price consists of the following amounts:

Accounts receivable	$1,646,746
Inventory	1,034,657
Other current assets	184,080
Fixed assets	84,662
Customer relationships	6,400,000
Developed technology	2,000,000
In process research and development (“IPR&D”)	1,600,000
Trademark and trade name	700,000
Accounts payable and other liabilities assumed	(431,307)
Goodwill	13,320,822

Net assets acquired	$26,539,660

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

$1,600,000 of the consideration paid represents the fair value of acquired IPR&D projects that are considered identifiable assets as of the acquisition date. Those assets are considered indefinite lived until efforts associated with the projects are completed or abandoned. The major acquired technology IPR&D relates to the development of a single use system product extension to the ATF system business. The IPR&D project is not currently amortized and is reviewed for impairment at least annually. There was no evidence of impairment to IPR&D as of March 31, 2015. The excess of the purchase price over the fair value of tangible and intangible assets acquired was recorded to goodwill. The goodwill recognized is attributable to expected synergies that the Company will realize from this acquisition. This goodwill is deductible for tax purposes over the next 15 years.

The assessment of fair value is preliminary and is based on information that was available to management at the time the condensed consolidated financial statements were prepared. The Company is finalizing its inventory valuation and, accordingly, such amounts may change.

Revenue, Net Income and Pro Forma Presentation

The Company recorded revenue from Refine of $6,793,000 from June 2, 2014 through December 31, 2014 and $2,582,000 for the three months ended March 31, 2015. The segregation of Refine’s net income is administratively impractical, as the Company operates as one operating segment and does not separately allocate expenses. The Company has included the operating results of Refine in its consolidated statements of operations since the June 2, 2014 acquisition date. The following table presents unaudited supplemental pro forma information as if the Refine Acquisition had occurred as of January 1, 2014.

	Three Months ended March 31, 2015	Three Months ended March 31, 2014
Total revenue	$20,816,000	$18,242,000

The unaudited pro forma information for the three months ended March 31, 2015 and 2014 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. The pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments to reflect the pro forma results of operations as if the acquisition had occurred as of the beginning of the periods presented, such as fair value adjustments to inventory and increased amortization for the fair value of acquired intangible assets. The pro forma information does not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

Other Intangible Assets

Intangible assets, except for the Refine Technology, LLC tradename and in-process research and development, are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within selling, general and administrative expense in the Company’s statements of comprehensive income (loss). The Refine Technology, LLC tradename and in-process research and development are not amortized. The Company reviews our indefinite-lived intangible assets not subject to amortization to determine if adverse conditions exist or a change in circumstances exists that would indicate an impairment. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at March 31, 2015.

Other intangible assets consisted of the following at March 31, 2015:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$3,283,913	$(803,409)	12
In process research and development	1,600,000	—	—
Patents	240,000	(155,000)	8
Customer relationships	11,702,387	(2,684,683)	9
Trademark/ tradename	700,000	—	—

Total other intangible assets	$17,526,300	$(3,643,092)	10

Other intangible assets consisted of the following at December 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$3,337,658	$(750,066)	12
In process research and development	1,600,000	—	—
Patents	240,000	(147,500)	8
Customer relationships	12,202,219	(2,546,004)	9
Trademark/ tradename	700,000	—	—

Total other intangible assets	$18,079,877	$(3,443,570)	10

Amortization expense for amortized intangible assets was approximately $401,000 for the three months ended March 31, 2015. In each of the next five years, the Company expects to record amortization expense of:

Years Ending	Amortization Expense
December 31, 2015 (nine months remaining)	$1,250,000
December 31, 2016	1,715,000
December 31, 2017	1,715,000
December 31, 2018	1,551,000
December 31, 2019	1,536,000
December 31, 2020	1,208,000

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

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

Sale of Intellectual Property to BioMarin

In January 2014, the Company entered into an asset purchase agreement (the “BioMarin Asset Purchase Agreement”) with BioMarin Pharmaceutical Inc. (“BioMarin”) to sell Repligen’s histone deacetylase inhibitor (HDACi) portfolio. Pursuant to the terms of the BioMarin Asset Purchase Agreement, the Company received $2 million from BioMarin as an upfront payment on January 30, 2014 and a $125,675 payment on September 3, 2014 upon completion of the Technology Transfer. The Company is entitled to receive up to $160 million in potential future milestone payments for the development, regulatory approval and commercial sale of portfolio compounds included in the agreement. These potential milestone payments are approximately 37% related to clinical development and 63% related to initial commercial sales in specific geographies. In addition, Repligen is eligible to receive royalties on sales of therapeutic products originating from the HDACi portfolio. The royalty rates are tiered and begin in the mid-single-digits for the first HDACi portfolio product and for the first non-HDACi portfolio product with lesser amounts for any backup products developed under the BioMarin Asset Purchase Agreement. Repligen’s receipt of these royalties is subject to customary offsets and deductions. There are no refund provisions in this agreement. The Company recognized $0 and $2.1 million of revenue in the three months ended March 31, 2015 and in the fiscal year ended December 31, 2014, respectively, related to the transfer of the HDACi technology under the BioMarin Asset Purchase Agreement. Any milestones earned upon specified clinical development or commercial sales events or future royalty payments, under the BioMarin Asset Purchase Agreement will be recognized as revenue when they are earned.

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

Two criteria must be met in order for a deliverable to be considered a separate unit of accounting. The first criterion requires that the delivered item or items have value to the customer on a stand-alone basis. The second criterion, which relates to evaluating a general right of return, is not applicable because such a provision does not exist in the BioMarin Asset Purchase Agreement. The deliverables outlined above were deemed to have stand-alone value and to meet the criteria to be accounted for as separate units of accounting. Factors considered in this determination included, among other things, BioMarin’s right under the agreement to assign the Transferred Assets, whether any other vendors sell the items separately and if BioMarin could use the delivered item for its intended purpose without the receipt of the remaining deliverables. If multiple deliverables included in an arrangement are separable into different units of accounting, the multiple-element arrangements guidance addresses how to allocate the arrangement consideration to those units of accounting. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. Arrangement consideration is allocated at the inception of the arrangement to the identified units of accounting based on their relative selling price.

The Company identified the arrangement consideration to allocate among the units of accounting as the $2.0 million non-refundable up-front payment and the $125,675 payment to be received upon completion of the Technology Transfer. The Company excluded the potential milestone payments provided for in the BioMarin Asset Purchase Agreement from the arrangement consideration as they were not considered fixed or determinable at the time the BioMarin Asset Purchase Agreement was signed. Because Repligen had not sold these items on a standalone basis previously, Repligen had no vendor-specific objective evidence of selling price. Furthermore, Repligen did not have detailed third-party evidence of selling price, and as a result we used our best estimate of selling price for each item. In determining these prices, Repligen considered what Repligen would be willing to sell the items for on a standalone basis, what the market would bear for such items and what another party might charge for these items.

The up-front arrangement consideration allocated to the Transferred Assets was recognized upon execution of the BioMarin Asset Purchase Agreement as the risks and rewards associated with the Transferred Assets transferred at that time. The Company used a discounted cash flow analysis to determine the value of the Transferred Assets. Key assumptions in the analysis included: the estimated market size for a compound targeted at Friedreich’s Ataxia, the estimated remaining costs of development and time to commercialization, and the probability of successfully developing and commercializing the program. Based on this analysis, the Company allocated $2,115,000 to the value of the Transferred Assets. However, as the recognized revenue is limited to the non-contingent consideration received, the Company recognized $2,000,000, the amount of the up-front payment, as revenue in the three months ended March 31, 2014.

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

Any milestones achieved upon specified commercial sales events or future royalty payments are considered contingent revenue under the BioMarin Asset Purchase Agreement, and will be recognized as revenue when they are earned as there are no undelivered elements remaining and no continuing performance obligations under the arrangement.

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

Future milestone payments, if any, under a license agreement will be recognized under the provisions of ASC 605-28, which the Company adopted on January 1, 2011. The Company has elected to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is substantive if:

•	It can only be achieved based in whole or in part on either (1) the Company’s performance or (2) on the occurrence of a specific outcome resulting from the Company’s performance;

•	There is substantive uncertainty at the date an arrangement is entered into that the event will be achieved; and

•	It would result in additional payments being due to the entity.

The commercial milestone payments and royalty payments received under license agreements, if any, will be recognized as revenue when they are earned.

4.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income by component:

(In thousands)	Unrealized gain (loss) on investments	Foreign currency translation gain (loss)	Total
Balance at December 31, 2014	$(33,054)	$(5,740,088)	$(5,773,142)
Other comprehensive income/(loss) before reclassifications	(17,369)	(3,848,609)	(3,865,978)
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current period other comprehensive income/(loss)	(17,369)	(3,848,609)	(3,865,978)

Balance at March 31, 2015	$(50,423)	$(9,588,697)	$(9,639,120)

5.	Earnings Per Share

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

Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended March 31,
	2015	2014
Weighted average common shares	32,754,862	31,962,843
Dilutive common stock options	695,749	868,176

Weighted average common shares, assuming dilution	33,450,611	32,831,019

At March 31, 2015, there were outstanding options to purchase 1,295,312 shares of the Company’s common stock at a weighted average exercise price of $9.44 per share. For the three-month period ended March 31, 2015, 199,580 options to purchase shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

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

For the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation expense of $701,982 and $307,425, respectively, for share-based awards granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”) and the Repligen Corporation Amended and Restated 2012 Stock Option and Incentive Plan (the “2012 Plan,” and collectively with the 2001 Plan and the 1992 Repligen Corporation Stock Option Plan, the “Plans”).

The following table presents stock-based compensation expense included in the Company’s consolidated statements of comprehensive income (loss):

	Three Months Ended March 31,
	2015	2014
Cost of product revenue	$42,907	$26,562
Research and development	69,271	31,603
Selling, general and administrative	589,804	249,260

Total	$701,982	$307,425

The 2012 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Incentive options granted to employees under the Plans generally vest over a three to five-year period, with 20%-33% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At March 31, 2015, options to purchase 1,295,312 shares were outstanding under the Plans. At March 31, 2015, 2,559,395 shares were available for future grant under the 2012 Plan.

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

Information regarding option activity for the three months ended March 31, 2015 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	1,225,117	$8.31
Granted	182,921	14.26
Exercised	(77,126)	5.21
Forfeited/Cancelled	(35,600)	4.60

Options outstanding at March 31, 2015	1,295,312	$9.44	7.43	$27,100,059

Options exercisable at March 31, 2015	439,527	$5.08	4.89	$11,108,899

Vested and expected to vest at March 31, 2015 (1)	771,366	$11.90	8.80	$14,239,180

(1)	This represents the number of vested options as of March 31, 2015 plus the number of unvested options expected to vest as of March 31, 2015 based on the unvested outstanding options at March 31, 2015 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2015 of $30.36 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2015.

The weighted average grant date fair value of options granted during the three months ended March 31, 2015 and 2014 was $19.67 and $10.58, respectively. The total fair value of stock options that vested during the three months ended March 31, 2015 and 2014 was approximately $670,922 and $343,667, respectively.

As of March 31, 2015, there was $7,067,939 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.21 years. The Company expects 771,366 unvested options to vest over the next five years.

7.	Cash, Cash Equivalents and Marketable Securities

At March 31, 2015 and December 31, 2014, the Company’s investments included money market funds as well as short-term and long-term marketable securities. These marketable securities are classified as available-for-sale. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are securities with maturities of greater than one year. The average remaining contractual maturity of marketable securities at March 31, 2015 is approximately 6.24 months.

Management reviewed the Company’s investments as of March 31, 2015 and December 31, 2014 and concluded that there are no securities with other than temporary impairments in the investment portfolio. The Company does not intend to sell any investments in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Investments in money market funds and marketable securities consisted of the following at March 31, 2015:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$13,904,520	$4,221	$(655)	$13,908,086
Corporate and other debt securities	9,346,895	3,515	(766)	9,349,644

	23,251,415	7,736	(1,421)	23,257,730
Long-term marketable securities:
U.S. Government and agency securities	—	—	—	—
Corporate and other debt securities	1,813,845	694	(181)	1,814,358

	1,813,845	694	(181)	1,814,358

Total	$25,065,260	$8,430	$(1,602)	$25,072,088

At March 31, 2015, the Company’s investments included eighteen securities in unrealized loss positions with a total unrealized loss of approximately $2,000 and a total fair market value of approximately $7,246,000. All investments with gross unrealized losses have been in unrealized loss positions for less than 12 months. The unrealized losses were caused primarily by current economic and market conditions. There was no change in the credit risk of the securities. There were no realized gains or losses on the investments for the three months ended March 31, 2015 or the three months ended March 31, 2014.

Investments in money market funds and marketable securities consisted of the following at December 31, 2014:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$12,716,167	$2,174	$(2,072)	$12,716,269
Corporate and other debt securities	10,373,332	4,229	(3,621)	10,373,940

	23,089,499	6,403	(5,693)	23,090,209
Long-term marketable securities:
U.S. Government and agency securities	1,227,843	—	(207)	1,227,636
Corporate and other debt securities	2,326,066	—	(3,492)	2,322,574

	3,553,909	—	(3,699)	3,550,210

Total	$26,643,408	$6,403	$(9,392)	$26,640,419

The contractual maturities of money market funds and marketable securities at March 31, 2015 were as follows:

	Amortized Cost	Fair Value
Due in 1 year or less	$23,251,415	$23,257,730
Due in 1 to 2 years	1,813,845	1,814,358

	$25,065,260	$25,072,088

8.	Fair Value Measurement

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

The Company’s fixed income investments are comprised of obligations of U.S. government agencies and corporate marketable securities. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. At least annually, the Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2015.

The following fair value hierarchy table presents information about each major category of the Company’s assets measured at fair value on a recurring basis as of March 31, 2015:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$3,890,976	$—	$—	$3,890,976
U.S. Government and agency securities	7,243,200	6,664,886	—	13,908,086
Corporate and other debt securities	—	11,164,002	—	11,164,002

Total	$11,134,176	$17,828,888	$—	$28,963,064

The Company has no other assets or liabilities for which fair value measurement is either required or has been elected to be applied, other than the liabilities for contingent consideration recorded in connection with the Novozymes, BioFlash Partners, LLC (“BioFlash”) and Refine business combinations. The contingent consideration related to Novozymes is based upon actual amounts remaining to be paid to Novozymes Biopharma DK A/S, a company organized under the laws of Denmark (“Novozymes Denmark”) per the Deed of Settlement and Amendment entered into on May 5, 2014. The contingent consideration related to BioFlash is valued using management’s estimates of royalties to be paid to the former shareholders of BioFlash based on sales of the acquired assets. The contingent consideration related to the Refine Acquisition is valued using management’s estimates of expected future milestone payments based on forecasted sales and a portion of any receipts that might be received in connection with the resolution, withdrawal or settlement of certain patent disputes with a third party to be paid Refine. These valuations are Level 3 valuations as the primary inputs are unobservable.

Changes in the fair value of contingent consideration in the three-month period ended March 31, 2015 are primarily attributable to an increase to the expected Refine milestone payment of $1,104,000, a $1,000,000 milestone payment to Refine and a $110,000 minimum royalty payment made to BioFlash, which were previously accrued. The following table provides a roll forward of the fair value of the contingent consideration:

Balance at December 31, 2014	$3,844,574
Payments	(1,110,000)
Changes in fair value	1,109,670

Balance at March 31, 2015	$3,844,244

The following tables provide quantitative information associated with the fair value measurement of the Company’s contingent consideration related to Refine using Level 3 inputs:

Contingent Consideration
Refine
Fair value as of March 31, 2015	$3,425,000
Valuation technique	Probability-adjusted discounted cash flow
Remaining periods in which milestones can be achieved	2015 – 2016

	Fixed Earn-out	Maximum Variable Earn-out	Accrued Balance
2015	3,500,000	850,000	3,322,000
2016	4,250,000	1,250,000	103,000

The significant unobservable inputs used in the fair value measurement of Refine’s contingent consideration are (i) the probabilities of a successful achievement of 2015 and 2016 sales milestones, (ii) the period in which these milestones are expected to be achieved and (iii) a discount rate. During the first quarter of 2015 the estimated fair value of the 2015 contingent payment was increased by $1,103,000 to $3,322,000 based upon a revised sales forecast for 2015. Increases or decreases in our projected sales during these periods may result in a significantly higher or lower fair value measurement, respectively and could result in a reversal of the current accrual.

There were no remeasurements to fair value during the three months ended March 31, 2015 of financial assets and liabilities that are not measured at fair value on a recurring basis.

9.	Inventories

Inventories relate to the Company’s bioprocessing business. The Company values inventory at cost or, if lower, market value, using the first-in, first-out method. The Company reviews its inventories at least quarterly and records a provision for excess and obsolete inventory based on its estimates of expected sales volume, production capacity and expiration dates of raw materials, work-in-process and finished products. Expected sales volumes are determined based on supply forecasts provided by key customers for the next 3 to 12 months. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of product revenue. Manufacturing of bioprocessing finished goods is done to order and tested for quality specifications prior to shipment. Reserves for excess and obsolete inventory were approximately $78,000 at March 31, 2015 and $78,000 at December 31, 2014.

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories consist of the following:

	March 31, 2015	December 31, 2014
Raw materials	$5,706,085	$5,373,860
Work-in-process	2,203,158	2,256,265
Finished products	4,326,476	4,753,508

Total	$12,235,719	$12,383,633

10.	Accrued Liabilities

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

Accrued liabilities consist of the following:

	March 31, 2015	December 31, 2014
Employee compensation	$2,678,121	$3,758,511
Taxes	752,905	571,080
Royalty and license fees	882,507	—
Current portion of contingent consideration	3,478,358	1,135,061
Professional fees	508,220	511,588
Unearned revenue	216,751	129,904
Other accrued expenses	535,582	712,919

Total	$9,052,444	$6,819,063

11.	Commitments and Contingencies

In March 2014, the Company entered into an amendment of its existing lease to expand the rented space from 55,694 to 75,594 square feet at 41 Seyon Street, Waltham, Massachusetts. Pursuant to the terms of the amended lease, Repligen will lease an additional 19,900 square feet (the “Expansion Space”) for a period of eight years and one month, commencing on August 1, 2014. The Expansion Space is a part of Repligen’s corporate headquarters.

The amended lease provides for additional rent expense of approximately $361,000 on an annualized basis. Future minimum rental commitments under the amended lease as of March 31, 2015 are approximately $1,028,000 and $1,371,000 for the remainder of the year ending December 31, 2015, and the years ending December 2016, 2017, 2018 and 2019, respectively.

12.	Income Taxes

For the three months ended March 31, 2015, the Company had income before taxes of approximately $4,198,000 and recorded a tax provision of approximately $1,269,000 for an effective tax rate of approximately 30.2%. For the three months ended March 31, 2014, the Company had income before taxes of approximately $5,398,000 and recorded a tax provision of $1,121,000 for an effective tax rate of approximately 20.8%. This was based on expected effective tax rates of 25.9% and 20.9% for the years ending December 31, 2015 and 2014, respectively. The effective income tax rate is based upon the forecasted income by jurisdiction. The effective tax rate differs from the U.S. statutory tax rate primarily due to the lower statutory tax rate in Sweden.

The Company has net operating loss carryforwards of approximately $43,387,000 and business tax credits carryforwards of approximately $1,782,000 available to reduce future federal income taxes, if any. The net operating loss and business tax credits carryforwards will continue to expire at various dates through December 2032. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

As of December 31, 2014, we concluded that realization of deferred tax assets beyond December 31, 2014 is not more likely than not, and as such, as of December 31, 2014 we maintained a valuation allowance against the majority of our remaining deferred tax assets. As of March 31, 2015, we concluded that realization of deferred tax assets beyond March 31, 2015 is not more likely than not, and as such, as of March 31, 2015 we maintained a valuation allowance against the majority of our remaining deferred tax assets.

The fiscal years ended March 31, 2007 through March 31, 2011 as well as the nine-month fiscal year ended December 31, 2011 and the years ended December 31, 2012, 2013 and 2014 are subject to examination by the Commonwealth of Massachusetts (“the Commonwealth”) taxing authorities. Currently, a corporate excise tax audit is underway in the Commonwealth for the fiscal years ended March 31, 2008 through 2011, and the nine-month period ended December 31, 2011. Fiscal years ended December 31, 2012, 2013 and 2014 are subject to examination by other states, U.S. federal and Sweden taxing authorities.

13.	Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three months ended March 31,
	2015	2014
United States	28%	49%
Sweden	38%	32%
United Kingdom	19%	18%
Other	15%	1%

	100%	100%

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Three months ended March 31,
	2015	2014
Upfront payment from sale of intellectual property to BioMarin	—	12%
GE Healthcare	37%	40%
Bioprocessing Customer B	23%	22%
Bioprocessing Customer C	16%	14%

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable and royalties and other receivables balances are as follows:

	March 31, 2015	December 31, 2014
GE Healthcare	43%	29%
Bioprocessing Customer B	27%	1%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a life sciences company that develops, manufactures and markets high-value, bioprocessing products for life sciences and biopharmaceutical companies worldwide. We are a world-leading manufacturer of both native and recombinant forms of Protein A, critical reagents used in biomanufacturing to purify monoclonal antibodies, a type of biologic drug. We also supply several growth factor products and cell filtration products used to increase cell culture productivity during the bioproduction process. In the expanding area of flexible biomanufacturing technologies, we have developed and currently market a series of OPUS® chromatography columns for use in clinical-scale manufacturing. These pre-packed, “plug-and-play” columns are uniquely customizable to our customers’ media and size requirements.

On June 2, 2014, we acquired the business of Refine Technology LLC (“Refine”), including Refine’s Alternating Tangential Flow (“ATF”) System, a market-leading device used to significantly increase product yield during the fermentation step of the biologic drug manufacturing process (the “Refine Business” and the acquisition of the Refine Business, the “Refine Acquisition”). We purchased all of the assets and assumed certain specified liabilities related to Refine’s ATF System. This acquisition strengthened our bioprocessing business by adding a complementary product line while expanding its sales presence worldwide.

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

Critical Accounting Policies and Estimates

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our critical accounting policies in Management’s Discussion and Analysis and our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Three months ended March 31, 2015 vs. March 31, 2014

Revenues

Total revenues for the three-month periods ended March 31, 2015 and 2014 were comprised of the following:

	Three months ended March 31,		% Change
	2015	2014	2015 vs. 2014
	(in thousands, except percentages)
Bioprocessing product revenue	$20,816	$14,335	45%
Royalty and other revenue	—	1,991	-100%

Total revenue	$20,816	$16,326	28%

Sales of bioprocessing products for the three months ended March 31, 2015 and 2014 were $20,816,000 and $14,335,000, respectively, representing an increase of $6,481,000, or 45%. This increase was due in part to increases in orders from our key bioprocessing customers. Additionally $2,582,000 of sales can be attributable to the addition of the Refine Business. Sales of our bioprocessing products are impacted by the timing of orders, development efforts at our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend.

In addition, during the three months ended March 31, 2014, we recognized $2 million of revenue under the Asset Purchase Agreement with BioMarin to advance Repligen’s histone deacetylase inhibitor (HDACi) portfolio.

Costs and operating expenses

Total costs and operating expenses for the three-month periods ended March 31, 2015 and 2014 were comprised of the following:

	Three months ended March 31,		% Change
	2015	2014	2015 vs. 2014
	(in thousands, except percentages)
Cost of product revenue	$8,073	$6,335	27%
Research and development	1,568	1,201	31%
Selling, general and administrative	6,024	3,384	78%
Contingent consideration – fair value adjustments	1,112	98	1035%

Total costs and operating expenses	$16,777	$11,018	52%

Cost of product revenue was approximately $8,073,000 and $6,335,000 for the three-month periods ended March 31, 2015 and 2014, respectively, an increase of $1,738,000 or 27%. This increase is primarily due to the increased product revenue noted above and the addition of the Refine Business. Gross margins may decline over the remainder of the 2015 based on expected production volume and shipments, and product mix.

Research and development expenses were approximately $1,568,000 and $1,201,000 for the three-month periods ended March 31, 2015 and 2014, respectively, an increase of $367,000 or 31%. This increase is primarily related to bioprocessing product development which included increased personnel, supplies and other development expenses related to our new products in development.

Selling, general and administrative expenses were approximately $6,024,000 and $3,384,000 for the three-month periods ended March 31, 2015 and 2014, respectively, an increase of $2,640,000, or 78%. This increase is primarily due to higher administrative expenses related to the planned implementation and training of an inventory accounting software package and the expansion our customer-facing activities to drive sales of our bioprocessing products.

Contingent Consideration

Contingent consideration fair value adjustments were approximately $1,112,000 and $98,000 for the three-month periods ended March 31, 2015 and 2014, respectively, an increase of $1,014,000 or 1,035%. The increase in the fair value adjustment during the first quarter of 2015 relates to the increased probability of achieving the 2015 Refine sales milestone.

Investment income

Investment income includes income earned on invested cash balances. Investment income was approximately $37,000 and $102,000 for the three-month periods ended March 31, 2015 and 2014, respectively. This decrease of $65,000, or 64%, is primarily attributable to lower average invested cash balances.

Other income

Other income was approximately $132,000 and $3,000 for the three-month periods ended March 31, 2015 and 2014, respectively, and was primarily attributable to foreign currency gains related to our Sweden operations.

Provision for income taxes

For the three months ended March 31, 2015, we had income before taxes of approximately $4,198,000 and recorded a tax provision of approximately $1,269,000 for an effective tax rate of approximately 30.2%. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the U.S. statutory tax rate primarily due to the lower statutory tax rate in Sweden.

Liquidity and capital resources

We have financed our operations primarily through revenues derived from product sales, and research grants, as well as proceeds and royalties from license arrangements and a litigation settlement and sales of equity securities. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

At March 31, 2015, we had cash and marketable securities of $56,283,000 compared to $62,003,000 at December 31, 2014. A deposit for leased office space of $450,000 is classified as restricted cash and is not included in cash and marketable securities totals as of March 31, 2015 or December 31, 2014.

Operating activities

For the three-month period ended March 31, 2015, our operating activities consumed cash of $2,304,000 reflecting net income of $2,929,000 and non-cash charges totaling $3,051,000 including depreciation, amortization, stock-based compensation charges and the revaluation of contingent consideration. An increase in accounts receivable consumed $7,238,000 of cash, and was primarily due to the 28% quarter over quarter increase in revenues as well as timing of sales and payments from customers. The remaining cash flow used in operations resulted from net unfavorable changes in various other working capital accounts.

For the three-month period ended March 31, 2014, our operating activities provided cash of $7,999,000 reflecting net income of $4,277,000 and non-cash charges totaling $1,306,000 including depreciation, amortization, stock-based compensation charges, deferred tax expense and fair value adjustments to contingent consideration. The remaining cash flow provided by operations resulted from favorable changes in various working capital accounts.

Investing activities

We place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines. Our investing activities provided $279,000 for the three-month period ended March 31, 2015, primarily due to net redemptions of marketable securities of $1,551,000 offset by $1,272,000 used for fixed asset additions. For the three-month period ended March 31, 2014, our investing activities provided $962,000, primarily due to net redemptions of marketable debt securities, $1,559,000, offset by $597,000 used for fixed asset additions.

Financing activities

For the three-month period ended March 31, 2015 and 2014, our financing activities provided cash of $303,000 and $498,000, respectively. For the three-month period ended March 31, 2015, proceeds from exercises of $402,000 were partially offset by contingent consideration payments of $99,000 which stemmed from the initial valuation of the likelihood that the 2014 ATF sales milestone would be achieved. For the three-month period ended March 31, 2014, proceeds from exercises of $498,000.

We do not currently use derivative financial instruments.

Working capital increased by approximately $65,000 to $70,328,000 at March 31, 2015 from $70,263,000 at December 31, 2014 due to the various changes noted above.

Our future capital requirements will depend on many factors, including the following:

•	the expansion of our bioprocessing business;

•	the ability to sustain sales and profits of our bioprocessing products;

•	market acceptance of our new products;

•	our ability to acquire additional bioprocessing products;

•	the ability to replace the Orencia royalty revenue that we ceased receiving at the end of 2013;

•	the resources required to successfully integrate the Refine Acquisition and recognize expected synergies;

•	our ability to realize value from our outlicensed early stage CNS programs and the RG1068 program;

•	the scope of and progress made in our research and development activities;

•	the extent of any share repurchase activity; and

•	the success of any proposed financing efforts.

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

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements as of March 31, 2015.

Contractual obligations

As of March 31, 2015, we had the following fixed obligations and commitments:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$13,207	$1,742	$4,201	$2,850	$4,414
Purchase obligations (1)	2,835	2,835	—	—	—
Contingent consideration (2)	3,844	3,349	354	141	—

Total	$19,886	$7,926	$4,555	$2,991	$4,414

(1)	Primarily represents purchase orders for the procurement of raw material for manufacturing.
(2)	Represents the current estimated fair value of contingent consideration amounts relating to acquisitions. These amounts are recorded in accrued expenses and long term liabilities on our consolidated balance sheets.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, litigation strategy, product candidate research, development and regulatory approval, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with: the success of current and future collaborative or supply relationships, including our agreement with BioMarin, our ability to successfully negotiate and consummate development and commercialization partnerships for our portfolio of therapeutic and diagnostic assets on acceptable terms, if at all, our ability to successfully grow our bioprocessing business, including as a result of acquisition, commercialization or partnership opportunities, the success of our clinical trials and our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited sales and marketing experience and capabilities, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition, our ability to compete with larger, better financed pharmaceutical and biotechnology companies that may develop new approaches to the treatment of our targeted diseases, our history of losses and expectation of incurring losses, our ability to generate future revenues, our ability to successfully integrate Repligen Sweden and Refine, our ability to raise additional capital to continue our drug development programs or fund potential acquisitions, our volatile stock price, the effects of our anti-takeover provisions, and the impact of the expiration on December 31, 2013 of Bristol-Myers Squibb royalty payments based on its U.S. sales of Orencia®. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We have investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $130,000 decrease in the fair value of our investments as of March 31, 2015. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited.

Foreign exchange risk

Transactions by our subsidiary, Repligen Sweden, may be denominated in Swedish kronor, British pound sterling, U.S. dollars, or in Euros while the entity’s functional currency is the Swedish krona. Certain sales transactions related to ATF system products are denominated in foreign currencies. Exchange gains or losses resulting from the translation between the transactional currency and the functional currency of Repligen Sweden and ATF system product sales are included in our consolidated statements of comprehensive income (loss). The functional currency of the Company is U.S. dollars. Fluctuations in exchange rates may adversely affect our results of operations, financial position and cash flows. We currently do not seek to hedge this exposure to fluctuations in exchange rates.

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

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause our actual results to differ materially from those in the forward-looking statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We did not repurchase any shares of common stock during the three-month period ended March 31, 2015. As of March 31, 2015, there are 657,173 shares remaining under this authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). (File No. 000-14656)

3.3	Amendment No. 1 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 20, 2011 and incorporated herein by reference).

3.4	Amendment No. 2 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference).

3.5	Certificate of Amendment to the Certificate of Incorporation of Repligen Corporation, effective as of May 16, 2014 (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 19, 2014 and incorporated herein by reference).

31.1 +	Rule 13a-14(a)/15d-14(a) Certification.

31.2 +	Rule 13a-14(a)/15d-14(a) Certification.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following materials from Repligen Corporation on Form 10-Q for the quarterly period ended March 31, 2015, formatted in Extensible Business Reporting Language (xBRL): (i) Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

+	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: May 8, 2015	By:	/S/ WALTER C. HERLIHY
Walter C. Herlihy
President and Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: May 8, 2015	By:	/S/ JON SNODGRES
Jon Snodgres
Chief Financial Officer
(Principal financial officer)
Repligen Corporation

EXHIBIT INDEX

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). (File No. 000-14656)

3.3	Amendment No. 1 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 20, 2011 and incorporated herein by reference).

3.4	Amendment No. 2 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference).

3.5	Certificate of Amendment to the Certificate of Incorporation of Repligen Corporation, effective as of May 16, 2014 (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 19, 2014 and incorporated herein by reference).

31.1 +	Rule 13a-14(a)/15d-14(a) Certification.

31.2 +	Rule 13a-14(a)/15d-14(a) Certification.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following materials from Repligen Corporation on Form 10-Q for the quarterly period ended March 31, 2015, formatted in Extensible Business Reporting Language (xBRL): (i) Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

+	Filed herewith.
*	Furnished herewith.