Form 10-Q
period 2015-06-30
REPLIGEN CORP
filed 2015-08-06
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2015.

Class	Number of Shares
Common Stock, par value $.01 per share	32,910,187

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$40,012,048	$35,363,024
Marketable securities	23,154,820	23,090,209
Accounts receivable, less reserve for doubtful accounts of $73,550 and $40,644, respectively	14,419,602	7,760,382
Other receivables	523,369	239,890
Inventories	14,305,676	12,383,633
Deferred tax asset, net	4,928	4,928
Prepaid expenses and other current assets	846,808	2,103,576

Total current assets	93,267,251	80,945,642

Property, plant and equipment, at cost:
Leasehold improvements	13,249,754	9,108,214
Equipment	13,526,113	13,115,630
Furniture and fixtures	2,651,661	2,270,347
Construction in progress	76,519	3,847,746

Total property, plant and equipment, at cost	29,504,047	28,341,937
Less: Accumulated depreciation	(15,040,331)	(13,815,697)

Property, plant and equipment, net	14,463,716	14,526,240
Long-term marketable securities	1,223,468	3,550,210
Intangible assets, net	13,594,163	14,636,307
Goodwill	14,346,057	14,184,835
Restricted cash	450,000	450,000

Total assets	$137,344,655	$128,293,234

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,303,354	$3,863,350
Accrued liabilities	11,522,317	6,819,063

Total current liabilities	15,825,671	10,682,413
Other long-term liabilities	3,296,446	5,879,013
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 32,902,987 shares at June 30, 2015 and 32,774,374 shares at December 31, 2014 issued and outstanding	329,030	327,744
Additional paid-in capital	200,435,716	198,064,414
Accumulated other comprehensive income (loss)	(8,197,044)	(5,773,142)
Accumulated deficit	(74,345,164)	(80,887,208)

Total stockholders’ equity	118,222,538	111,731,808

Total liabilities and stockholders’ equity	$137,344,655	$128,293,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
Product revenue	$21,457,267	$15,551,077	$42,273,543	$29,885,764
Royalty and other revenue	—	—	—	1,991,166

Total revenue	21,457,267	15,551,077	42,273,543	31,876,930
Operating expenses:
Cost of product revenue	8,586,147	6,671,581	16,659,051	13,006,645
Cost of royalty revenue	—	—	—	—
Research and development	1,251,576	1,430,133	2,819,150	2,631,123
Selling, general and administrative	6,242,275	4,325,834	12,266,801	7,709,444
Contingent consideration – fair value adjustments	768,556	17,700	1,880,930	116,020

Total operating expenses	16,848,554	12,445,248	33,625,932	23,463,232

Income from operations	4,608,713	3,105,829	8,647,611	8,413,698
Investment income	19,012	84,920	55,597	186,736
Interest expense	(7,788)	(12,780)	(16,829)	(26,865)
Other income (expense)	(268,549)	65,280	(136,518)	67,785

Income before income taxes	4,351,388	3,243,249	8,549,861	8,641,354
Income tax provision	738,831	417,827	2,007,817	1,538,829

Net income	$3,612,557	$2,825,422	$6,542,044	$7,102,525

Earnings per share:
Basic	$0.11	$0.09	$0.20	$0.22

Diluted	$0.11	$0.09	$0.19	$0.22

Weighted average shares outstanding:
Basic	32,870,473	32,233,694	32,827,536	32,098,269

Diluted	33,670,696	33,076,384	33,581,682	32,963,554

Other comprehensive income:
Unrealized gain (loss) on investments	(4,962)	9,882	(22,331)	12,066
Foreign currency translation gain (loss)	1,447,038	(1,462,603)	(2,401,571)	(1,605,757)

Comprehensive income	$5,054,633	$1,372,701	$4,118,142	$5,508,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income:	$6,542,044	$7,102,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,295,569	1,855,392
Stock-based compensation expense	1,686,926	852,637
Deferred tax expense	173,105	153,704
Loss on revaluation of contingent consideration	1,880,930	116,020
Loss on disposal of assets	1,156	2,640
Bad debt reserve	32,902	—
Changes in assets and liabilities:
Accounts receivable	(6,853,392)	(2,547,815)
Other receivables	(283,478)	6,354,278
Inventories	(2,380,129)	(286,261)
Prepaid expenses and other current assets	981,580	(300,432)
Accounts payable	586,581	2,069,947
Accrued liabilities	874,652	(4,844,919)
Long-term liabilities	(425,413)	(207,390)

Net cash provided by operating activities	5,113,034	10,320,326

Cash flows from investing activities:
Purchases of marketable securities	(8,118,938)	(18,635,241)
Redemptions of marketable securities	10,358,735	24,491,993
Acquisition of assets of Refine Technology, LLC	—	(21,235,937)
Increase in restricted cash	—	(250,000)
Purchases of property, plant and equipment	(1,736,695)	(1,224,091)

Net cash provided by (used in) investing activities	503,102	(16,853,276)

Cash flows from financing activities:
Exercise of stock options	685,661	1,337,906
Payment of contingent considerations	(99,000)	—

Net cash provided by financing activities	586,661	1,337,906

Effect of exchange rate changes on cash and cash equivalents	(1,553,773)	(878,891)

Net increase (decrease) in cash and cash equivalents	4,649,024	(6,073,935)
Cash and cash equivalents, beginning of period	35,363,024	39,829,653

Cash and cash equivalents, end of period	$40,012,048	$33,755,718

Supplemental disclosure of non-cash investing activities:
Income taxes paid	$1,629,000	$668,000

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance is expected to be effective for fiscal years beginning after December 15, 2017, with early adoption permitted in fiscal years beginning after December 15, 2016. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 requires inventory be measured at the lower of cost and net realizable value and options that currently exist for market value be eliminated. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective prospectively for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

2.	Acquisitions, Goodwill and Other Intangible Assets

Acquisition of Refine Technology, LLC

On June 2, 2014, pursuant to the terms of the Asset Purchase Agreement, dated as of June 2, 2014 (the “Asset Purchase Agreement”), by and among the Company, Refine Technology, LLC (a limited liability company formed under the laws of the State of New Jersey) (“Refine”), the members of Refine, Jerry Shevitz, Refine Technology Sales LLC (a limited liability company formed under the laws of the State of New Jersey) and Refine Technology Sales Asia PTE. LTD. (a limited private company organized in the Republic of Singapore), the Company acquired the business of Refine, including Refine’s Alternating Tangential Flow (“ATF”) System, a market-leading device used to significantly increase product yield during the fermentation step of the biologic drug manufacturing process (the “Refine Business” and the acquisition of the Refine Business, the “Refine Acquisition”). Pursuant to the Asset Purchase Agreement, Repligen purchased all of the assets related to Refine’s ATF system and assumed certain specified liabilities related to Refine’s ATF system. This acquisition strengthened Repligen’s bioprocessing business by adding a complementary product line while expanding its direct sales presence worldwide. The transaction was accounted for as a purchase of a business under ASC 805, Business Combinations. The terms of the acquisition included an upfront cash payment of $21,235,937 less $66,277 as a result of the final determination of working capital, issuance of 215,285 shares of the Company’s $0.01 par value common stock valued at $4,000,000, potential milestone payments totaling up to $10,900,000 for the achievement of specific sales targets in the years 2014, 2015 and 2016, and future potential payments up to $7,500,000 out of any amounts that might be received in connection with the resolution, withdrawal or settlement of certain patent disputes with a third party. During the six months ended June 30, 2015, the

Company paid Refine a $1,000,000 milestone payment for achievement of the 2014 sales target under the Asset Purchase Agreement. The $10,900,000 contingent consideration had an initial probability weighted fair value at acquisition of $1,370,000. The $7,500,000 contingent consideration had only a nominal probability weighted fair value at acquisition. In addition to the initial consideration, approximately $774,000 was paid to Refine following the acquisition under a Transition Services Agreement under which certain employees of Refine provided services to the Company for up to six months in support of the Refine Business. As these payments were contingent upon future service, they were recognized ratably as operating expense while the services were provided.

Consideration Transferred

The Company accounted for the Refine Acquisition as the purchase of a business under U.S. GAAP. Under the acquisition method of accounting, the assets of the Refine Business were recorded as of the acquisition date, at their respective fair values, and consolidated with those of Repligen. The fair value of the net assets acquired was approximately $26,539,660.

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

The fair value of contingent consideration was determined based upon a probability weighted analysis of expected future payments to be made to the seller. The Company paid to Refine $1,000,000 during the six months ended June 30, 2015 for achievements of sales targets met in 2014, and could make payments of up to $9,900,000 if specific sales targets are met for years 2015 and 2016. In addition, the Company could pay Refine up to $7,500,000 out of any receipts that might be received in connection with the resolution, withdrawal or settlement of certain patent disputes with a third party. The liability for contingent consideration is included in current liabilities on the consolidated balance sheets and will be remeasured at each reporting period until the contingency is resolved. Please see Note 8 - Fair Value Measurement for further details.

Acquisition related costs are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. The Company incurred approximately $817,835 in transaction costs related to the Refine Acquisition. The transaction costs are included in 2014 selling, general and administrative expenses in the consolidated statements of comprehensive income.

Fair Value of Net Assets Acquired

The allocation of purchase price was based on the fair value of assets acquired and liabilities assumed as of June 2, 2014. The components and allocation of the purchase price consists of the following amounts:

Accounts receivable	$1,646,746
Inventory	1,003,422
Other current assets	184,080
Fixed assets	84,662
Customer relationships	6,400,000
Developed technology	2,000,000
In process research and development (“IPR&D”)	1,600,000
Trademark and trade name	700,000
Accounts payable and other liabilities assumed	(431,307)
Goodwill	13,352,057

Net assets acquired	$26,539,660

Of the consideration paid, $6,400,000 represents the fair value of customer relationships that will be amortized over the determined useful life of 10 years, and $2,000,000 represents the fair value of developed technology that will be amortized over a determined useful life of 15 years. $700,000 represents the fair value of trademark and trade name determined to have an indefinite useful life and is not subject to amortization.

$1,600,000 of the consideration paid represents the fair value of acquired IPR&D projects that are considered identifiable assets as of the acquisition date. Those assets are considered indefinite lived until efforts associated with the projects are completed or abandoned. The major acquired technology IPR&D relates to the development of a single use system product extension to the ATF system business. The IPR&D project assets are not currently amortized and are reviewed for impairment at least annually. There was no evidence of impairment to IPR&D as of June 30, 2015. The excess of the purchase price over the fair value of tangible and intangible assets acquired was recorded to goodwill. The goodwill recognized is attributable to expected synergies that the Company will realize from this acquisition. This goodwill is deductible for tax purposes over 15 years from the date of acquisition.

Revenue, Net Income and Pro Forma Presentation

The Company recorded revenue from Refine of $466,000 from June 2, 2014 through June 30, 2014 and $5,394,000 for the six-month period ended June 30, 2015. The segregation of Refine’s net income is administratively impractical, as the Company operates as one operating segment and does not separately allocate expenses. The Company has included the operating results of Refine in its consolidated statements of operations since the June 2, 2014 acquisition date. The following table presents unaudited supplemental pro forma information as if the Refine Acquisition had occurred as of January 1, 2014.

	Three Months ended June 30,		Six Months ended June 30,
	(in thousands)		(in thousands)
	2015	2014	2015	2014
Total revenue	$21,457	$17,707	$42,274	$35,659

The unaudited pro forma information for the three- and six-month periods ended June 30, 2015 and 2014 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments.

Other Intangible Assets

Intangible assets, except for the Refine Technology, LLC tradename and in-process research and development, are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within selling, general and administrative expense in the Company’s statements of comprehensive income. The Refine Technology, LLC tradename and in-process research and development are not amortized. The Company reviews its indefinite-lived intangible assets not subject to amortization to determine if adverse conditions exist or a change in circumstances exists that would indicate an impairment. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the Company’s competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for its products or changes in the size of the market for its products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at June 30, 2015.

Other intangible assets consisted of the following at June 30, 2015:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$3,301,656	$(883,188)	12
In process research and development	1,600,000	—	—
Patents	240,000	(162,500)	8
Customer relationships	11,867,405	(3,069,210)	9
Trademark/ tradename	700,000	—	—

Total other intangible assets	$17,709,061	$(4,114,898)	10

Other intangible assets consisted of the following at December 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$3,337,658	$(750,066)	12
In process research and development	1,600,000	—	—
Patents	240,000	(147,500)	8
Customer relationships	12,202,219	(2,546,004)	9
Trademark/ tradename	700,000	—	—

Total other intangible assets	$18,079,877	$(3,443,570)	10

Amortization expense for amortized intangible assets was approximately $801,000 for the six-month period ended June 30, 2015. In each of the next five years, the Company expects to record amortization expense of:

Years Ending	Amortization Expense
December 31, 2015 (six months remaining)	$845,000
December 31, 2016	1,707,000
December 31, 2017	1,707,000
December 31, 2018	1,543,000
December 31, 2019	1,528,000
December 31, 2020	1,204,000

3.	Revenue Recognition

Product Sales

The Company’s revenue recognition policy is to recognize revenues from product sales and services in accordance with ASC 605, Revenue Recognition. These standards require that revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance, has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Determination of whether these criteria have been met are based on management’s judgments primarily regarding the fixed nature of the fee charged for the product delivered and the collectability of those fees. The Company has a few longstanding customers who comprise the majority of revenue and have excellent payment histories and therefore the Company does not require collateral. The Company has had no significant write-offs of uncollectible invoices in the periods presented. When more than one element such as equipment, consumables, and services are contained in a single arrangement, the Company allocates revenue among the elements based on each element’s relative selling price, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand-alone basis. The selling price of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by third-party evidence of selling price or management’s best estimate of selling price.

The Company’s product revenues are from the sale of bioprocessing products, equipment devices, and related consumables used with these equipment devices to customers in the life science and biopharmaceutical industries. For product sales to end customers, revenue is recognized, net of discounts, when both the title and risk of loss have transferred to the customer, as determined by the shipping terms, provided there are no uncertainties regarding acceptance, and all obligations have been completed. Generally, the Company’s product arrangements for equipment sales are multiple element arrangements, and may include services, such as installation and training, and multiple products, such as consumables and spare parts. In accordance with ASC 605-25, based on the terms and conditions of the product arrangements, the Company believes that these services and undelivered products can be accounted for separately from the delivered product element, as the delivered products have value to the Company’s customers on a stand-alone basis. Accordingly, revenue for services not yet performed at the time of product shipment are deferred and recognized as such services are performed. The relative selling price of any undelivered products is also deferred at the time of shipment and recognized as revenue when these products are delivered. For product sales to distributors, the Company recognizes revenue for both equipment and consumables upon delivery to the distributor unless direct shipment to the end user is requested. In this case, revenue is recognized upon delivery to the end user’s location. In general, distributors are responsible for shipment to the end customer along with installation, training and acceptance of the equipment by the end customer. Sales to distributors are not contingent upon resale of the product.

At the time of sale, the Company also evaluates the need to accrue for warranty and sales returns. The supply agreements the Company has with its customers and the related purchase orders identify the terms and conditions of each sale and the price of the goods ordered. Due to the nature of the sales arrangements, inventory produced for sale is tested for quality specifications prior to shipment. Since the product is manufactured to order and in compliance with required specifications prior to shipment, the likelihood of sales returns, warranty or other issues is largely diminished. Furthermore, there is no customer right of return in the Company’s sales agreements. Sales returns and warranty issues are infrequent and have had nominal impact on the Company’s financial statements historically.

Therapeutics Licensing Agreements

Activities under licensing agreements are evaluated in accordance with ASC 605-25 to determine if they represent a multiple element revenue arrangement. The Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting. The Company accounts for those components as separate units of accounting if the following two criteria are met:

•	The delivered item or items have value to the customer on a stand-alone basis.

•	If there is a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and within the Company’s control.

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

Future milestone payments, if any, under a license agreement will be recognized under the provisions of ASC 605-28, which the Company adopted on January 1, 2011. The Company has elected to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is substantive if:

•	It can only be achieved based in whole or in part on either the Company’s performance or the occurrence of a specific outcome resulting from the Company’s performance;

•	There is substantive uncertainty at the date an arrangement is entered into that the event will be achieved; and

•	It would result in additional payments being due to the entity.

The commercial milestone payments and royalty payments received under license agreements, if any, will be recognized as revenue when they are earned.

Sale of Intellectual Property to BioMarin

In January 2014, the Company entered into an asset purchase agreement (the “BioMarin Asset Purchase Agreement”) with BioMarin Pharmaceutical Inc. (“BioMarin”) to sell the Company’s histone deacetylase inhibitor (HDACi) portfolio. Pursuant to the terms of the BioMarin Asset Purchase Agreement, the Company received $2 million from BioMarin as an upfront payment on January 30, 2014 and a $125,675 payment on September 3, 2014 upon completion of the Technology Transfer. The Company is entitled to receive up to $160 million in potential future milestone payments for the development, regulatory approval and commercial sale of portfolio compounds included in the agreement. These potential milestone payments are approximately 37% related to clinical development and 63% related to initial commercial sales in specific geographies. In addition, the Company is eligible to receive royalties on sales of therapeutic products originating from the HDACi portfolio. The royalty rates are tiered and begin in the mid-single-digits for the first HDACi portfolio product and for the first non-HDACi portfolio product with lesser amounts for any backup products developed under the BioMarin Asset Purchase Agreement. The Company’s receipt of these royalties is subject to customary offsets and deductions. There are no refund provisions in this agreement. The Company recognized $2.1 million of revenue in the fiscal year ended December 31, 2014, related to the transfer of the HDACi technology under the BioMarin Asset Purchase Agreement. The Company did not recognize any revenue in the three- and six-month periods ended June 30, 2015. Any milestones earned upon specified clinical development or commercial sales events or future royalty payments under the BioMarin Asset Purchase Agreement will be recognized as revenue when they are earned.

Activities under this agreement were evaluated in accordance with ASC 605-25 to determine if they represented a multiple element revenue arrangement. The Company identified the following deliverables in the BioMarin Asset Purchase Agreement:

•	The assignment by the Company to BioMarin of the Repligen Technology (“Repligen Know-How” and “Repligen Patents”) and the Scripps Agreement (the “Transferred Assets”);

•	The transfer of certain notebooks, data, documents, biological materials (if any) and other such documents in the Company’s possession that might be useful to further development of the program (the “Technology Transfer”).

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

The Company identified the arrangement consideration to allocate among the units of accounting as the $2.0 million non-refundable up-front payment and the $125,675 payment to be received upon completion of the Technology Transfer. The Company excluded the potential milestone payments provided for in the BioMarin Asset Purchase Agreement from the arrangement consideration, as they were not considered fixed or determinable at the time the BioMarin Asset Purchase Agreement was signed. Because the Company had not sold these items on a stand-alone basis previously, it had no vendor-specific objective evidence of selling price. Furthermore, the Company did not have detailed third-party evidence of selling price, and as a result the Company used its best estimate of selling price for each item. In determining these prices, the Company considered what it would be willing to sell the items for on a stand-alone basis, what the market would bear for such items and what another party might charge for these items.

The up-front arrangement consideration allocated to the Transferred Assets was recognized upon execution of the BioMarin Asset Purchase Agreement as the risks and rewards associated with the Transferred Assets transferred at that time. The Company used a discounted cash flow analysis to determine the value of the Transferred Assets. Key assumptions in the analysis included: the estimated market size for a compound targeted at Friedreich’s Ataxia, the estimated remaining costs of development and time to commercialization, and the probability of successfully developing and commercializing the program. Based on this analysis, the Company allocated $2,115,000 to the value of the Transferred Assets. However, as the recognized revenue is limited to the non-contingent consideration received, the Company recognized approximately $2,000,000, the amount of the up-front payment, as revenue in the first quarter of 2014.

The estimated selling price of the Technology Transfer items was approximately $300,000, resulting in consideration allocation of approximately $11,000. However, as this item was not delivered prior to June 30, 2014, the Company did not recognize any revenue related to the Technology Transfer in the six months ended June 30, 2014. Repligen received the payment and recognized $125,675 of other revenues in September 2014 upon completion of the Technology Transfer. The Company believes that a change in the key assumptions used to determine best estimate of selling price for each of the deliverables would not have a significant effect on the allocation of arrangement consideration.

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

The Company evaluated the potential milestones in accordance with ASC 605-28, which allows an entity to make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This evaluation included an assessment of the risks that must be overcome to achieve the respective milestone as well as whether the achievement of the milestone was due in part to the Company’s initial clinical work, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. Milestones that are not considered substantive are recognized as earned if there are no remaining performance obligations or over the remaining period of performance, assuming all other revenue recognition criteria are met.

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

4.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income by component:

(In thousands)	Unrealized gain (loss) on investments	Foreign currency translation gain (loss)	Total
Balance at December 31, 2014	$(33,054)	$(5,740,088)	$(5,773,142)
Other comprehensive income/(loss) before reclassifications	(22,331)	(2,401,571)	(2,423,902)
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current period other comprehensive income/(loss)	(22,331)	(2,401,571)	(2,423,902)

Balance at June 30, 2015	$(55,385)	$(8,141,659)	$(8,197,044)

5.	Earnings Per Share

The Company reports earnings per share in accordance with Accounting Standards Codification Topic 260, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options. Under the treasury stock method, unexercised “in-the-money” stock options and warrants are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting are considered participating securities and are considered in the calculation of basic and diluted earnings per share.

Basic and diluted weighted average shares outstanding were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Weighted average common shares	32,870,473	32,233,694	32,827,536	32,098,269
Dilutive common stock options	800,223	842,690	754,146	865,285

Weighted average common shares, assuming dilution	33,670,696	33,076,384	33,581,682	32,963,554

At June 30, 2015, there were outstanding options to purchase 1,265,486 shares of the Company’s common stock at a weighted average exercise price of $9.68 per share. For the three- and six-month periods ended June 30, 2015, 126,541 and 150,041 shares of the Company’s common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

At June 30, 2014, there were outstanding options to purchase 1,312,741 shares of the Company’s common stock at a weighted average exercise price of $7.19 per share. For the three- and six-month periods ended June 30, 2014, 264,317 and 300,908 shares of the Company’s common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

6.	Stock-Based Compensation

For the three months ended June 30, 2015 and 2014, the Company recorded stock-based compensation expense of $984,944 and $545,212, respectively, for share-based awards granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”) and the Repligen Corporation Amended and Restated 2012 Stock Option and Incentive Plan (the “2012 Plan,” and collectively with the 2001 Plan and the 1992 Repligen Corporation Stock Option Plan, the “Plans”). The Company recorded stock-based compensation expense of $1,686,926 and $852,637 for the six-month periods ended June 30, 2015 and 2014, respectively, for share-based awards granted under the Plans.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Cost of product revenue	$63,068	$63,285	$105,975	$89,848
Research and development	89,905	80,392	159,177	111,995
Selling, general and administrative	831,971	401,535	1,421,774	650,794

Total	$984,944	$545,212	$1,686,926	$852,637

The 2012 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock, restricted stock units and other equity awards. Incentive options and restricted stock units granted to employees under the Plans generally vest over a three to five-year period, with 20%-33% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At June 30, 2015, options to purchase 1,265,486 shares were outstanding under the Plans. At June 30, 2015, 2,490,973 shares were available for future grant under the 2012 Plan.

The Company uses the Black-Scholes option pricing model to calculate the fair value of share-based awards on the grant date. The Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award and recognizes awards with service based vesting as expense over the employee’s requisite service period on a straight-line basis. The Company records the expense for share-based awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates whether the achievement of a performance-based milestone is probable as of the reporting date. The Company has no awards that are subject to performance or market conditions as of June 30, 2015. The Company recognizes stock-based compensation expense for options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted for estimated forfeitures.

Information regarding option activity for the six months ended June 30, 2015 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	1,225,117	$8.31
Granted	224,182	14.31
Exercised	(128,613)	5.03
Forfeited/Cancelled	(55,200)	8.96

Options outstanding at June 30, 2015	1,265,486	$9.68	7.23	$39,977,638

Options exercisable at June 30, 2015	466,706	$6.21	5.01	$16,360,523

Vested and expected to vest at June 30, 2015 (1)	1,184,234	$9.68	7.19	$37,410,229

(1)	Represents the number of vested options as of June 30, 2015 plus the number of unvested options expected to vest as of June 30, 2015 based on the unvested outstanding options at June 30, 2015 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2015 of $41.27 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2015.

The weighted average grant date fair value of options granted during the six months ended June 30, 2015 and 2014 was $21.83 and $10.85, respectively. The total fair value of stock options that vested during the six months ended June 30, 2015 and 2014 was approximately $1,521,511 and $646,322, respectively.

As of June 30, 2015, there was $7,318,939 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.97 years. The Company expects 717,528 unvested options to vest over the next five years.

7.	Cash, Cash Equivalents and Marketable Securities

At June 30, 2015 and December 31, 2014, the Company’s investments included money market funds as well as short-term and long-term marketable securities. These marketable securities are classified as available-for-sale. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are securities with maturities of greater than one year. The average remaining contractual maturity of marketable securities at June 30, 2015 is approximately 5.75 months.

Management reviewed the Company’s investments as of June 30, 2015 and December 31, 2014 and concluded that there are no securities with other than temporary impairments in its investment portfolio. The Company does not intend to sell any investments in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Investments in money market funds and marketable securities consisted of the following at June 30, 2015:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$12,092,702	$4,006	$(349)	$12,092,359
Corporate and other debt securities	11,060,445	1,394	(3,378)	11,058,461

	23,153,147	5,400	(3,727)	23,154,820
Long-term marketable securities:
U.S. Government and agency securities	1,223,276	272	(80)	1,223,468
Corporate and other debt securities	—	—	—	—

	1,223,276	272	(80)	1,223,468

Total	$24,376,423	$5,672	$(3,807)	$24,378,288

At June 30, 2015, the Company’s investments included twenty-six securities in unrealized loss positions with a total unrealized loss of approximately $4,000 and a total fair market value of approximately $10,144,000. All investments with gross unrealized losses have been in unrealized loss positions for less than 12 months. The unrealized losses were caused primarily by current economic and market conditions. There was no change in the credit risk of the securities. There were no realized gains or losses on the investments for the six months ended June 30, 2015 or the six months ended June 30, 2014.

Investments in money market funds and marketable securities consisted of the following at December 31, 2014:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$12,716,167	$2,174	$(2,072)	$12,716,269
Corporate and other debt securities	10,373,332	4,229	(3,621)	10,373,940

	23,089,499	6,403	(5,693)	23,090,209
Long-term marketable securities:
U.S. Government and agency securities	1,227,843	—	(207)	1,227,636
Corporate and other debt securities	2,326,066	—	(3,492)	2,322,574

	3,553,909	—	(3,699)	3,550,210

Total	$26,643,408	$6,403	$(9,392)	$26,640,419

The contractual maturities of money market funds and marketable securities at June 30, 2015 were as follows:

	Amortized Cost	Fair Value
Due in 1 year or less	$23,153,147	$23,154,820
Due in 1 to 2 years	1,223,276	1,223,468

	$24,376,423	$24,378,288

8.	Fair Value Measurement

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

The Company’s fixed income investments are comprised of obligations of U.S. government agencies and corporate marketable securities. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. At least annually, the Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2015.

The following fair value hierarchy table presents information about each major category of the Company’s assets measured at fair value on a recurring basis as of June 30, 2015:

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$4,613,256	$—	$—	$4,613,256
U.S. Government and agency securities	8,468,232	4,851,595	—	13,319,827
Corporate and other debt securities	—	11,058,461	—	11,058,461

Total	$13,081,488	$15,910,056	$—	$28,991,544

The Company has no other assets or liabilities for which fair value measurement is either required or has been elected to be applied, other than the liabilities for contingent consideration recorded in connection with the BioFlash Partners, LLC (“BioFlash”) and Refine business combinations. The contingent consideration related to BioFlash is valued using management’s estimates of royalties to be paid to the former shareholders of BioFlash based on sales of the acquired assets. The contingent consideration related to the Refine Acquisition is valued using management’s estimates of expected future milestone payments based on forecasted sales and a portion of any receipts that might be received in connection with the resolution, withdrawal or settlement of certain patent disputes with a third party to be paid Refine. These valuations are Level 3 valuations as the primary inputs are unobservable.

Changes in the fair value of contingent consideration in the six-month period ended June 30, 2015 are primarily attributable to an increase to the expected Refine milestone payment of $1,864,000 related to 2015 sales, a $1,000,000 milestone payment to Refine related to 2014 sales, a $110,000 minimum royalty payment made to BioFlash, and a final milestone payment to Novozymes Biopharma DK A/S of 25,000 Euros (approximately $27,700). All milestone payments made in 2015 were previously accrued. The following table provides a rollforward of the fair value of the contingent consideration:

Balance at December 31, 2014	$3,844,574
Payments	(1,137,741)
Changes in fair value	1,879,607

Balance at June 30, 2015	$4,586,440

The following tables provide quantitative information associated with the fair value measurement of the Company’s contingent consideration related to Refine using Level 3 inputs:

Contingent Consideration
Refine
Fair value as of June 30, 2015	$4,185,000
Valuation technique	Probability-adjusted discounted cash flow
Remaining periods in which milestones can be achieved	2015 – 2016

	Fixed Earn-out	Maximum Variable Earn-out	Accrued Balance
2015	3,500,000	850,000	4,185,000
2016	4,250,000	1,250,000	—

The significant unobservable inputs used in the fair value measurement of Refine’s contingent consideration are (i) the probabilities of a successful achievement of 2015 and 2016 sales milestones; (ii) the period in which these milestones are expected to be achieved; and (iii) a discount rate. During the first six months of 2015, the estimated fair value of the 2015 contingent payment was increased by $1,864,000 to $4,185,000 based upon revised sales forecasts for 2015. Increases or decreases in the Company’s projected sales during these periods may result in a significantly higher or lower fair value measurement and could result in a reversal of the current accrual.

There were no remeasurements to fair value during the six months ended June 30, 2015 of financial assets and liabilities that are not measured at fair value on a recurring basis.

9.	Inventories

Inventories relate to the Company’s bioprocessing business. The Company values inventory at cost or, if lower, market value, using the first-in, first-out method. The Company reviews its inventories at least quarterly and records a provision for excess and obsolete inventory based on its estimates of expected sales volume, production capacity and expiration dates of raw materials, work-in-process and finished products. Expected sales volumes are determined based on supply forecasts provided by key customers for the next 3 to 12 months. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of product revenue. Manufacturing of bioprocessing finished goods is done to order and tested for quality specifications prior to shipment. Reserves for excess and obsolete inventory were approximately $57,000 at June 30, 2015 and $78,000 at December 31, 2014.

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead.

Inventories consist of the following:

	June 30, 2015	December 31, 2014
Raw materials	$8,000,881	$5,373,860
Work-in-process	2,471,586	2,256,265
Finished products	3,833,209	4,753,508

Total	$14,305,676	$12,383,633

10.	Accrued Liabilities

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

Accrued liabilities consist of the following:

	June 30, 2015	December 31, 2014
Employee compensation	$3,040,719	$3,758,511
Taxes	900,799	571,080
Royalty and license fees	1,670,804	—
Current portion of contingent consideration	4,323,556	1,135,061
Professional fees	211,288	511,588
Unearned revenue	611,408	129,904
Other accrued expenses	763,743	712,919

Total	$11,522,317	$6,819,063

11.	Commitments and Contingencies

In March 2014, the Company entered into an amendment of its existing lease to expand the rented space from 55,694 to 75,594 square feet at 41 Seyon Street, Waltham, Massachusetts. Pursuant to the terms of the amended lease, commencing on August 1, 2014 the Company began leasing an additional 19,900 square feet (the “Expansion Space”) for a period of eight years and one month. The Expansion Space is a part of the Company’s corporate headquarters.

The amended lease provides for additional rent expense of approximately $361,000 on an annualized basis. Future minimum rental commitments under the amended lease as of June 30, 2015 are as follows:

Minimum Rental Commitments
2015	$1,178,000
2016	2,355,000
2017	1,895,000
2018	1,435,000
2019	1,371,000
Thereafter	3,728,000

12.	Income Taxes

For the three- and six-month periods ended June 30, 2015, the Company had income before taxes of $4,351,388 and $8,549,861, respectively. The Company recorded income tax provisions of $738,831 and $2,007,817, respectively, for the three- and six-month periods ended June 30, 2015. This results in a year to date effective tax rate of 23.5% for the six-month period ended June 30, 2015. The anticipated movement in the effective tax rate between the interim period and year end is a result of the expected change in the income position in the U.S. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the U.S. statutory tax rate primarily due to the lower statutory tax rate in Sweden.

For the three- and six-month periods ended June 30, 2014, the Company had income before taxes of $3,243,249 and $8,641,354, respectively. The Company recorded income tax provisions of $417,827 and $1,538,829, respectively, for the three- and six-month periods ended June 30, 2014. This is based on a year to date effective tax rate of 17.8% for the six-month period ended June 30, 2014 and an expected effective tax rate of 24.23% for the year ending December 31, 2014. The anticipated movement in the effective tax rate between the interim period and year end is a result of the expected change in the income position in the U.S. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the U.S. statutory tax rate primarily due to the lower statutory tax rate in Sweden, as well as year-to-date income for the U.S. entity as compared to a projected loss in the U.S. for the full year.

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

As of December 31, 2014, the Company concluded that realization of deferred tax assets beyond December 31, 2014 is not more likely than not, and as such, as of December 31, 2014 it maintained a valuation allowance against the majority of its remaining deferred tax assets. As of June 30, 2015, the Company concluded that realization of deferred tax assets beyond June 30, 2015 is not more likely than not, and as such, as of June 30, 2015 it maintained a valuation allowance against the majority of its remaining deferred tax assets.

The fiscal years ended March 31, 2007 through March 31, 2011 as well as the nine-month fiscal year ended December 31, 2011 and the years ended December 31, 2012, 2013 and 2014 are subject to examination by the Commonwealth of Massachusetts (“the Commonwealth”) taxing authorities. A corporate excise tax audit was recently completed in the Commonwealth for the fiscal years ended March 31, 2008 through 2011, and the nine-month period ended December 31, 2011. As a result of this audit, the Company has appealed the Commonwealth’s position with respect to the March 31, 2008 and 2009 years and has paid $140,626 to the Commonwealth in July 2015 in respect of assessments for the March 31, 2010, 2011 and December 31, 2011 tax years. The amount paid was previously accrued by the Company. Fiscal years ended December 31, 2012, 2013 and 2014 are subject to examination by other states, U.S. federal and Sweden taxing authorities.

13.	Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Sweden	51%	48%	44%	44%
United States	21%	23%	25%	32%
United Kingdom	17%	25%	18%	21%
Other	11%	4%	13%	3%

Total	100%	100%	100%	100%

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

GE Healthcare	51%	48%	44%	44%
Bioprocessing Customer B	16%	22%	19%	22%
Bioprocessing Customer C	9%	14%	12%	14%

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable and other receivables balances are as follows:

	June 30, 2015	December 31, 2014
GE Healthcare	58%	29%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three months ended June 30, 2015 vs. June 30, 2014

Revenues

Total revenues for the three-month periods ended June 30, 2015 and 2014 were comprised of the following:

	Three months ended June 30,		% Change
	2015	2014	2015 vs. 2014
	(in thousands, except percentages)
Product revenue	$21,457	$15,551	38%

Total revenue	$21,457	$15,551	38%

Sales of bioprocessing products for the three months ended June 30, 2015 and 2014 were $21,457,000 and $15,551,000, respectively, an increase of $5,906,000, or 38%. This increase was due in part to increases in orders from our key bioprocessing customers. Additionally $2,812,000 of sales can be attributable to the addition of the Refine Business. Sales of our bioprocessing products can be impacted by the timing of orders, development efforts at our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend.

Costs and operating expenses

Total costs and operating expenses for the three-month periods ended June 30, 2015 and 2014 were comprised of the following:

	Three months ended June 30,		% Change
	2015	2014	2015 vs. 2014
	(in thousands, except percentages)
Cost of product revenue	$8,586	$6,672	29%
Research and development	1,252	1,430	(12%)
Selling, general and administrative	6,242	4,325	44%
Contingent consideration – fair value adjustments	769	18	4,172%

Total costs and operating expenses	$16,849	$12,445	35%

Cost of product revenue was approximately $8,586,000 and $6,672,000 for the three-month periods ended June 30, 2015 and 2014, respectively, an increase of $1,914,000 or 29%. This increase is primarily due to the increased product revenue noted above and the addition of the Refine Business. Gross margins may decline over the remainder of 2015 based on expected production volume and shipments and product mix.

Research and development expenses were approximately $1,252,000 and $1,430,000 for the three-month periods ended June 30, 2015 and 2014, respectively, a decrease of $178,000 or 12%. This decrease is primarily related to the timing of bioprocessing product development which included supplies and other development expenses related to our new products in development.

Selling, general and administrative expenses were approximately $6,242,000 and $4,325,000 for the three-month periods ended June 30, 2015 and 2014, respectively, an increase of $1,917,000 or 44%. This increase is primarily due to higher administrative expenses related to the planned implementation and training of an inventory accounting software package, the buildout of our administrative infrastructure to support future growth and the expansion of our customer-facing activities to drive sales of our bioprocessing products.

Contingent Consideration

Contingent consideration fair value adjustments were approximately $769,000 and $18,000 for the three-month periods ended June 30, 2015 and 2014, respectively, an increase of $751,000. The increase in the fair value adjustment during the second quarter of 2015 relates to the increased probability of achieving the 2015 Refine sales milestone.

Investment income

Investment income includes income earned on invested cash balances. Investment income was approximately $19,000 and $85,000 for the three-month periods ended June 30, 2015 and 2014, respectively. This decrease of $66,000, or 78%, is primarily attributable to lower average invested cash balances.

Other income (expense)

Other income (expense) was approximately ($269,000) and $65,000 for the three-month periods ended June 30, 2015 and 2014, respectively, and was primarily attributable to foreign currency (losses) and gains related to our Sweden operations.

Provision for income taxes

For the three months ended June 30, 2015, we had income before taxes of approximately $4,351,000 and recorded a tax provision of approximately $739,000 for an effective tax rate of approximately 17%. The effective tax rate differs from the U.S. statutory tax rate primarily due to the lower statutory tax rate in Sweden.

Six months ended June 30, 2015 vs. June 30, 2014

Revenues

Total revenues for the six-month periods ended June 30, 2015 and 2014 were comprised of the following:

	Six months ended June 30,		% Change
	2015	2014	2015 vs. 2014
	(in thousands, except percentages)
Product revenue	$42,274	$29,886	41%
Royalty and other revenue	—	1,991	-100%

Total revenue	$42,274	$31,877	33%

Sales of bioprocessing products for the six-month periods ended June 30, 2015 and 2014 were $42,274,000 and $29,886,000, respectively, an increase of $12,388,000, or 41%. This increase was due in part to increases in orders from our key bioprocessing customers. Additionally, $5,394,000 of this increase is attributable to the addition of the Refine Business. Sales of our bioprocessing products are impacted by the timing of orders, development efforts at our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend.

During the six months ended June 30, 2014, we also recognized $1,991,000 of revenue under the Asset Purchase Agreement with BioMarin Pharmaceutical Inc. (“BioMarin”) to advance Repligen’s histone deacetylase inhibitor (HDACi) portfolio.

Costs and operating expenses

Total costs and operating expenses for the six-month periods ended June 30, 2015 and 2014 were comprised of the following:

	Six months ended June 30,		% Change
	2015	2014	2015 vs. 2014
	(in thousands, except percentages)
Cost of product revenue	$16,659	$13,007	28%
Research and development	2,819	2,631	7%
Selling, general and administrative	12,267	7,709	59%
Contingent consideration – fair value adjustments	1,881	116	1,522%

Total costs and operating expenses	$33,626	$23,463	43%

Cost of product revenue was approximately $16,659,000 and $13,007,000 for the six-month periods ended June 30, 2015 and 2014, respectively, an increase of $3,652,000 or 28%. This increase is primarily due to the increased product revenue noted above and the addition of the Refine Business. Gross margins may decline over the remainder of 2015 based on expected production volume and shipments and product mix.

Research and development expenses were approximately $2,819,000 and $2,631,000 for the six-month periods ended June 30, 2015 and 2014, respectively, an increase of $188,000 or 7%. This increase is primarily related to bioprocessing product development which included increased personnel, supplies and other development expenses related to our new products in development.

Selling, general and administrative expenses were approximately $12,267,000 and $7,709,000 for the six-month periods ended June 30, 2015 and 2014, respectively, an increase of $4,558,000 or 59%. This increase is primarily due to higher administrative expenses related to the planned implementation and training of an inventory accounting software package, the buildout of our administrative infrastructure to support future growth and the expansion of our customer-facing activities to drive sales of our bioprocessing products.

Contingent Consideration

Contingent consideration fair value adjustments were approximately $1,881,000 and $116,000 for the six-month periods ended June 30, 2015 and 2014, respectively, an increase of $1,765,000. The increase in the fair value adjustment during 2015 relates to the increased probability of achieving the 2015 Refine sales milestone.

Investment income

Investment income includes income earned on invested cash balances. Investment income was approximately $56,000 and $187,000 for the six-month periods ended June 30, 2015 and 2014, respectively. This decrease of $131,000, or 70%, is primarily attributable to lower average invested cash balances.

Other income (expense)

Other income (expense) was approximately ($137,000) and $68,000 for the six-month periods ended June 30, 2015 and 2014, respectively, and was primarily attributable to foreign currency (losses) and gains related to our Sweden operations.

Provision for income taxes

For the six months ended June 30, 2015, we had income before taxes of approximately $8,550,000 and recorded a tax provision of approximately $2,008,000 for an effective tax rate of approximately 23.5%. The effective tax rate differs from the U.S. statutory tax rate primarily due to the lower statutory tax rate in Sweden.

Liquidity and capital resources

We have financed our operations primarily through revenues derived from product sales and research grants, as well as proceeds and royalties from license arrangements and a litigation settlement and sales of equity securities. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

At June 30, 2015, we had cash and marketable securities of $64,390,000 compared to $62,003,000 at December 31, 2014. A deposit for leased office space of $450,000 is classified as restricted cash and is not included in cash and marketable securities totals as of June 30, 2015 or December 31, 2014.

Operating activities

For the six-month period ended June 30, 2015, our operating activities provided cash of $5,113,000, reflecting net income of $6,542,000 and non-cash charges totaling $6,070,000 mainly attributable to depreciation and amortization, stock-based compensation charges and the revaluation of contingent consideration. An increase in accounts receivable consumed $6,853,000 of cash, and was primarily due to a 41% increase in product revenues as well as timing of sales and payments from customers. The remaining cash flow used in operations resulted from net unfavorable changes in various other working capital accounts.

For the six-month period ended June 30, 2014, our operating activities provided cash of $10,320,000, reflecting net income of $7,103,000 and non-cash charges totaling $2,978,000 mainly attributable to depreciation and amortization, stock-based compensation charges, deferred tax expense and the revaluation of contingent consideration. The remaining cash flow provided by operations resulted from net favorable changes in various working capital accounts, in particular the collection of the final Orencia royalty from Bristol Myers of $4.9 million and the tenant improvement allowance of $1,800,000 from our landlord.

Investing activities

We place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines. Our investing activities provided $503,000 for the six-month period ended June 30, 2015, primarily due to net redemptions of marketable securities of $2,240,000 offset by $1,737,000 used for fixed asset additions. Our investing activities consumed $16,853,000 for the six-month period ended June 30, 2014, primarily due to the Refine Acquisition, fixed asset additions and an increase in restricted cash, partially offset by net redemptions of marketable debt securities.

Financing activities

For the six-month periods ended June 30, 2015 and 2014, our financing activities provided cash of $587,000 and $1,338,000, respectively. For the six-month period ended June 30, 2015, proceeds from exercises of $686,000 were partially offset by contingent consideration payments of $99,000 which stemmed from the initial valuation of the likelihood that the 2014 ATF sales milestone would be achieved. For the six-month period ended June 30, 2014, cash proceeds from exercises were $1,338,000.

We do not currently use derivative financial instruments.

Working capital increased by $7,179,000 to $77,442,000 at June 30, 2015 from $70,263,000 at December 31, 2014 due to the various changes noted above.

Our future capital requirements will depend on many factors, including the following:

•	the expansion of our bioprocessing business;

•	the ability to sustain sales and profits of our bioprocessing products;

•	market acceptance of our new products;

•	our ability to acquire additional bioprocessing products;

•	the resources required to successfully integrate the Refine Acquisition and recognize expected synergies;

•	our ability to realize value from our outlicensed early stage programs, CNS and RG1068;

•	the scope of and progress made in our research and development activities;

•	the extent of any share repurchase activity; and

•	the success of any proposed financing efforts.

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

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements as of June 30, 2015.

Contractual obligations

As of June 30, 2015, we had the following fixed obligations and commitments:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$13,187	$2,355	$4,250	$2,854	$3,728
Purchase obligations(1)	6,739	6,739	—	—	—
Contingent consideration(2)	4,586	4,315	271	—	—

Total	$24,512	$13,409	$4,521	$2,854	$3,728

(1)	Primarily represents purchase orders for the procurement of raw material for manufacturing.
(2)	Represents the current estimated fair value of contingent consideration amounts relating to acquisitions. These amounts are recorded in accrued expenses and long term liabilities on our consolidated balance sheets.

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $117,000 decrease in the fair value of our investments as of June 30, 2015. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited.

Foreign exchange risk

Transactions by our subsidiary, Repligen Sweden, may be denominated in Swedish kronor, British pound sterling, U.S. dollars, or in Euros while the entity’s functional currency is the Swedish krona. Certain sales transactions related to ATF system products are denominated in foreign currencies. Exchange gains or losses resulting from the translation between the transactional currency and the functional currency of Repligen Sweden and ATF system product sales are included in our consolidated statements of comprehensive income. The functional currency of the Company is U.S. dollars. Fluctuations in exchange rates may adversely affect our results of operations, financial position and cash flows. We currently do not seek to hedge this exposure to fluctuations in exchange rates.

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

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent filings as well as risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, could cause our actual results to differ materially from those in the forward-looking statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We did not repurchase any shares of common stock during the three- and six-month periods ended June 30, 2015. As of June 30, 2015, there are 657,173 shares remaining under this authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). (File No. 000-14656)

3.3	Amendment No. 1 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 20, 2011 and incorporated herein by reference).

3.4	Amendment No. 2 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference).

3.5	Certificate of Amendment to the Certificate of Incorporation of Repligen Corporation, effective as of May 16, 2014 (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 19, 2014 and incorporated herein by reference).

10.1 +	Repligen Corporation Amended and Restated Non-Employee Directors’ Compensation Policy

31.1 +	Rule 13a-14(a)/15d-14(a) Certification.

31.2 +	Rule 13a-14(a)/15d-14(a) Certification.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following materials from Repligen Corporation on Form 10-Q for the quarterly period ended June 30, 2015, formatted in Extensible Business Reporting Language (xBRL): (i) Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

+	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: August 6, 2015	By:	/S/ TONY J. HUNT
Tony J. Hunt
President and Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: August 6, 2015	By:	/s/ JON SNODGRES
Jon Snodgres
Chief Financial Officer
(Principal financial officer)
Repligen Corporation