Form 10-Q
period 2015-09-30
REPLIGEN CORP
filed 2015-11-05
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 29, 2015.

Class	Number of Shares
Common Stock, par value $.01 per share	32,943,553

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$48,084	$35,363
Marketable securities	20,790	23,090
Accounts receivable, less reserve for doubtful accounts of $52 and $41, respectively	10,321	7,760
Other receivables	57	240
Inventories	15,899	12,384
Deferred tax asset, net	5	5
Prepaid expenses and other current assets	1,123	2,104

Total current assets	96,279	80,946

Property, plant and equipment, at cost:
Leasehold improvements	13,258	9,108
Equipment	13,513	13,116
Furniture and fixtures	2,722	2,270
Construction in progress	228	3,848

Total property, plant and equipment, at cost	29,721	28,342
Less: Accumulated depreciation	(15,748)	(13,816)

Property, plant and equipment, net	13,973	14,526
Long-term marketable securities	1,651	3,550
Intangible assets, net	13,154	14,636
Goodwill	14,346	14,185
Restricted cash	450	450

Total assets	$139,853	$128,293

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,951	$3,863
Accrued liabilities	12,758	6,819

Total current liabilities	15,709	10,682
Other long-term liabilities	2,693	5,879
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 32,943,553 shares at September 30, 2015 and 32,774,374 shares at December 31, 2014 issued and outstanding	329	328
Additional paid-in capital	201,657	198,064
Accumulated other comprehensive income (loss)	(8,728)	(5,773)
Accumulated deficit	(71,807)	(80,887)

Total stockholders’ equity	121,451	111,732

Total liabilities and stockholders’ equity	$139,853	$128,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
Product revenue	$19,814	$15,152	$62,088	$45,038
Royalty and other revenue	—	126	—	2,117

Total revenue	19,814	15,278	62,088	47,155
Operating expenses:
Cost of product revenue	8,444	6,931	25,103	19,938
Cost of royalty revenue	—	—	—	—
Research and development	1,490	1,650	4,309	4,281
Selling, general and administrative	5,959	4,471	18,226	12,180
Contingent consideration – fair value adjustments	233	10	2,114	126

Total operating expenses	16,126	13,062	49,752	36,525

Income from operations	3,688	2,216	12,336	10,630
Investment income	37	64	92	250
Interest expense	(8)	(12)	(24)	(38)
Other income (expense)	(38)	(14)	(175)	54

Income before income taxes	3,679	2,254	12,229	10,896
Income tax provision	1,141	788	3,149	2,327

Net income	$2,538	$1,466	$9,080	$8,569

Earnings per share:
Basic	$0.08	$0.04	$0.28	$0.27

Diluted	$0.08	$0.04	$0.27	$0.26

Weighted average shares outstanding:
Basic	32,925,004	32,677,003	32,860,382	32,292,588

Diluted	33,689,560	33,327,377	33,617,999	33,099,599

Other comprehensive income:
Unrealized gain on investments	65	34	43	46
Foreign currency translation loss	(596)	(3,157)	(2,998)	(4,763)

Comprehensive income (loss)	$2,007	$(1,657)	$6,125	$3,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income:	$9,080	$8,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,449	2,965
Stock-based compensation expense	2,668	1,386
Deferred tax expense	218	261
Loss on revaluation of contingent consideration	2,114	126
Loss on disposal of assets	1	3
Bad debt reserve	11	—
Changes in assets and liabilities:
Accounts receivable	(2,767)	(763)
Other receivables	183	6,678
Inventories	(4,051)	(1,347)
Prepaid expenses and other current assets	699	88
Accounts payable	(749)	921
Accrued liabilities	1,085	(1,984)
Long-term liabilities	(240)	(255)

Net cash provided by operating activities	11,701	16,648

Cash flows from investing activities:
Purchases of marketable securities	(14,090)	(24,236)
Redemptions of marketable securities	18,264	30,117
Acquisition of assets of Refine Technology, LLC	—	(21,236)
Increase in restricted cash	—	(250)
Purchases of property, plant and equipment	(2,055)	(2,964)

Net cash provided by (used in) investing activities	2,119	(18,569)

Cash flows from financing activities:
Exercise of stock options	927	1,486
Payment of contingent considerations	(99)	(604)

Net cash provided by financing activities	828	882

Effect of exchange rate changes on cash and cash equivalents	(1,927)	(2,884)

Net increase (decrease) in cash and cash equivalents	12,721	(3,923)
Cash and cash equivalents, beginning of period	35,363	39,830

Cash and cash equivalents, end of period	$48,084	$35,907

Supplemental disclosure of non-cash investing activities:
Income taxes paid	$2,671	$671

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted in fiscal years beginning after December 15, 2016. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

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

2. Acquisitions, Goodwill and Other Intangible Assets

Acquisition of Refine Technology, LLC

On June 2, 2014, pursuant to the terms of the Asset Purchase Agreement, dated as of June 2, 2014 (the “Asset Purchase Agreement”), by and among the Company, Refine Technology, LLC (a limited liability company formed under the laws of the State of New Jersey) (“Refine”), the members of Refine, Jerry Shevitz, Refine Technology Sales LLC (a limited liability company formed under the laws of the State of New Jersey) and Refine Technology Sales Asia PTE. LTD. (a limited private company organized in the Republic of Singapore), the Company acquired the business of Refine, including Refine’s Alternating Tangential Flow (“ATF”) System, a market-leading device used to significantly increase product yield during the fermentation step of the biologic drug manufacturing process (the “Refine Business” and the acquisition of the Refine Business, the “Refine Acquisition”). Pursuant to the Asset Purchase Agreement, Repligen purchased all of the assets related to Refine’s ATF system and assumed certain specified liabilities related to Refine’s ATF system. This acquisition strengthened Repligen’s bioprocessing business by adding a complementary product line while expanding its direct sales presence worldwide. The transaction was accounted for as a purchase of a business under Accounting Standards Codification (“ASC”) 805, Business Combinations. The terms of the acquisition included an upfront cash payment of $21,236,000 less $66,000 as a result of the final determination of working capital, issuance of 215,285 shares of the Company’s $0.01 par value common stock valued at $4,000,000, potential milestone payments totaling up to $10,900,000 for the achievement of specific sales targets in the years 2014, 2015 and 2016, and future potential payments up to $7,500,000 out of any amounts that might be received in connection with the resolution, withdrawal or settlement of certain patent disputes with a third party. During the nine months ended September 30, 2015, the Company paid Refine a $1,000,000 milestone payment for achievement of the 2014 sales target under the Asset Purchase Agreement. The $10,900,000 contingent consideration had an initial probability weighted fair value at acquisition of $1,370,000. The $7,500,000 contingent consideration had only a nominal probability weighted fair value at acquisition. In addition to the initial consideration, approximately $774,000 was paid to Refine following the acquisition under a Transition Services Agreement under which certain employees of Refine provided services to the Company for up to six months in support of the Refine Business. As these payments were contingent upon future service, they were recognized ratably as operating expense while the services were provided.

Consideration Transferred

The Company accounted for the Refine Acquisition as the purchase of a business under U.S. GAAP. Under the acquisition method of accounting, the assets of the Refine Business were recorded as of the acquisition date, at their respective fair values, and consolidated with those of Repligen. The fair value of the net assets acquired was approximately $26,540,000.

The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

The total consideration transferred follows (in thousands):

Cash consideration,	$21,170
Value of common stock issued	4,000
Estimated fair value of contingent consideration	1,370

Total consideration transferred	$26,540

The fair value of contingent consideration was determined based upon a probability weighted analysis of expected future payments to be made to Refine. The Company paid to Refine $1,000,000 during the nine months ended September 30, 2015 for achievements of sales targets met in 2014, and could make payments of up to $9,900,000 if specific sales targets are met for years 2015 and 2016. In addition, the Company could pay Refine up to $7,500,000 out of any receipts that might be received in connection with the resolution, withdrawal or settlement of certain patent disputes with a third party. The liability for contingent consideration is included in current and long-term liabilities on the consolidated balance sheets and will be remeasured at each reporting period until the contingency is resolved. Please see Note 8—Fair Value Measurement for further details.

Acquisition related costs are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. The Company incurred approximately $818,000 in transaction costs related to the Refine Acquisition. The transaction costs are included in 2014 selling, general and administrative expenses in the consolidated statements of comprehensive income.

Fair Value of Net Assets Acquired

The allocation of purchase price was based on the fair value of assets acquired and liabilities assumed as of June 2, 2014. The components and allocation of the purchase price consists of the following amounts (in thousands):

Accounts receivable	$1,647
Inventory	1,003
Other current assets	184
Fixed assets	85
Customer relationships	6,400
Developed technology	2,000
In process research and development (“IPR&D”)	1,600
Trademark and trade name	700
Accounts payable and other liabilities assumed	(431)
Goodwill	13,352

Net assets acquired	$26,540

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

$1,600,000 of the consideration paid represents the fair value of acquired IPR&D projects that are considered identifiable assets as of the acquisition date. Those assets are considered indefinite lived until efforts associated with the projects are completed or abandoned. The major acquired technology IPR&D relates to the development of a single use system product extension to the ATF system business. The IPR&D project assets are not currently amortized and are reviewed for impairment at least annually. There was no evidence of impairment to IPR&D as of September 30, 2015. The excess of the purchase price over the fair value of tangible and intangible assets acquired was recorded to goodwill. The goodwill recognized is attributable to expected synergies that the Company will realize from this acquisition. This goodwill is deductible for tax purposes over 15 years from the date of acquisition.

Revenue, Net Income and Pro Forma Presentation

The Company recorded revenue from Refine of $466,000 from June 2, 2014 through June 30, 2014. For the three months ended September 30, 2015 and 2014, the Company recorded revenue of approximately $3.8 million and $2.2 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded revenue of approximately $9.2 million and $2.6 million, respectively. The Company has included the operating results of Refine in its consolidated statements of operations since the June 2, 2014 acquisition date. The following table presents unaudited supplemental pro forma information for the three- and nine-month periods ended September 30, 2014, as if the Refine Acquisition had occurred as of January 1, 2013.

	(in thousands, except per share amounts)
	Three months ended September 30, 2014	Nine months ended September 30, 2014
Total revenue	$15,278	$50,937
Net income	1,848	9,890
Earnings per share:
Basic	$0.04	$0.29
Diluted	$0.04	$0.28

The unaudited pro forma information for the three- and nine-month periods ended September 30, 2015 and 2014 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments.

Other Intangible Assets

Intangible assets, except for the Refine Technology, LLC tradename and in-process research and development, are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within selling, general and administrative expense in the Company’s statements of comprehensive income. The Refine Technology, LLC tradename and in-process research and development are not amortized. The Company reviews its indefinite-lived intangible assets not subject to amortization to determine if adverse conditions exist or a change in circumstances exists that would indicate an impairment. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the Company’s competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for its products or changes in the size of the market for its products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at September 30, 2015.

Other intangible assets consisted of the following at September 30, 2015:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$3,295	$(953)	12
In process research and development	1,600	—	—
Patents	240	(170)	8
Customer relationships	11,804	(3,362)	9
Trademark/ tradename	700	—	—

Total other intangible assets	$17,639	$(4,485)	10

Other intangible assets consisted of the following at December 31, 2014:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$3,338	$(750)	12
In process research and development	1,600	—	—
Patents	240	(148)	8
Customer relationships	12,202	(2,546)	9
Trademark/ tradename	700	—	—

Total other intangible assets	$18,080	$(3,444)	10

Amortization expense for amortized intangible assets was approximately $1,201,000 for the nine-month period ended September 30, 2015. In each of the next five years, the Company expects to record amortization expense (in thousands) of:

Years Ending	Amortization Expense
December 31, 2015 (three months remaining)	$443
December 31, 2016	1,703
December 31, 2017	1,703
December 31, 2018	1,539
December 31, 2019	1,524
December 31, 2020	1,202

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

Sale of Intellectual Property to BioMarin

In January 2014, the Company entered into an asset purchase agreement (the “BioMarin Asset Purchase Agreement”) with BioMarin Pharmaceutical Inc. (“BioMarin”) to sell the Company’s histone deacetylase inhibitor (HDACi) portfolio. Pursuant to the terms of the BioMarin Asset Purchase Agreement, the Company received $2 million from BioMarin as an upfront payment on January 30, 2014 and a payment of approximately $126,000 on September 3, 2014 upon completion of the Technology Transfer. The Company is entitled to receive up to $160 million in potential future milestone payments for the development, regulatory approval and commercial sale of portfolio compounds included in the agreement. These potential milestone payments are approximately 37% related to clinical development and 63% related to initial commercial sales in specific geographies. In addition, the Company is eligible to receive royalties on sales of therapeutic products originating from the HDACi portfolio. The royalty rates are tiered and begin in the mid-single-digits for the first HDACi portfolio product and for the first non-HDACi portfolio product with lesser amounts for any backup products developed under the BioMarin Asset Purchase Agreement. The Company’s receipt of these royalties is subject to customary offsets and deductions. There are no refund provisions in this agreement. The Company recognized $2.1 million of revenue in the nine-month period ended September 30, 2014, related to the transfer of the HDACi technology under the BioMarin Asset Purchase Agreement. The Company did not recognize any revenue in the three- and nine-month periods ended September 30, 2015. Any milestones earned upon specified clinical development or commercial sales events or future royalty payments under the BioMarin Asset Purchase Agreement will be recognized as revenue when they are earned.

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

The Company identified the arrangement consideration to allocate among the units of accounting as the $2.0 million non-refundable up-front payment and the $126,000 payment to be received upon completion of the Technology Transfer. The Company excluded the potential milestone payments provided for in the BioMarin Asset Purchase Agreement from the arrangement consideration, as they were not considered fixed or determinable at the time the BioMarin Asset Purchase Agreement was signed. Because the Company had not sold these items on a stand-alone basis previously, it had no vendor-specific objective evidence of selling price. Furthermore, the Company did not have detailed third-party evidence of selling price, and as a result the Company used its best estimate of selling price for each item. In determining these prices, the Company considered what it would be willing to sell the items for on a stand-alone basis, what the market would bear for such items and what another party might charge for these items.

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

The estimated selling price of the Technology Transfer items was approximately $300,000, resulting in consideration allocation of approximately $11,000. However, as this item was not delivered prior to March 31, 2014, the Company did not recognize any revenue related to the Technology Transfer in the three months ended March 31, 2014. The Company received the payment and recognized $126,000 of other revenues in September 2014 upon the completion of the Technology Transfer. The Company believes that a change in the key assumptions used to determine best estimate of selling price for each of the deliverables would not have a significant effect on the allocation of arrangement consideration.

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

4. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income by component:

(In thousands)	Unrealized gain (loss) on investments	Foreign currency translation gain (loss)	Total
Balance at December 31, 2014	$(33)	$(5,740)	$(5,773)
Other comprehensive income/(loss) before reclassifications	43	(2,998)	(2,955)
Amounts reclassified from accumulated other comprehensive income	—	—	—

Net current period other comprehensive income/(loss)	43	(2,998)	(2,955)

Balance at September 30, 2015	$10	$(8,738)	$(8,728)

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

Basic and diluted weighted average shares outstanding were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Weighted average common shares	32,925,004	32,677,003	32,860,382	32,292,588
Dilutive common stock options	764,556	650,374	757,617	807,011

Weighted average common shares, assuming dilution	33,689,560	33,327,377	33,617,999	33,099,599

At September 30, 2015, there were outstanding options to purchase 1,252,356 shares of the Company’s common stock at a weighted average exercise price of $10.47 per share. For the three- and nine-month periods ended September 30, 2015, 163,459 and 170,891 shares of the Company’s common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

At September 30, 2014, there were outstanding options to purchase 1,259,317 shares of the Company’s common stock at a weighted average exercise price of $7.61 per share. For the three- and nine-month periods ended September 30, 2014, 263,475 and 289,475 shares of the Company’s common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

6. Stock-Based Compensation

For the three months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense of $981,000 and $533,000, respectively, for share-based awards granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”) and the Repligen Corporation Amended and Restated 2012 Stock Option and Incentive Plan (the “2012 Plan,” and collectively with the 2001 Plan and the 1992 Repligen Corporation Stock Option Plan, the “Plans”). The Company recorded stock-based compensation expense of $2,668,000 and $1,386,000 for the nine-month periods ended September 30, 2015 and 2014, respectively, for share-based awards granted under the Plans.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of comprehensive income:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cost of product revenue	$60	$46	$166	$136
Research and development	91	62	250	174
Selling, general and administrative	830	425	2,252	1,076

Total	$981	$533	$2,668	$1,386

The 2012 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock, restricted stock units and other equity awards. Incentive options and restricted stock units granted to employees under the Plans generally vest over a three to five-year period, with 20%-33% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At September 30, 2015, options to purchase 1,252,356 shares were outstanding under the Plans. At September 30, 2015, 2,454,573 shares were available for future grant under the 2012 Plan.

The Company uses the Black-Scholes option pricing model to calculate the fair value of share-based awards on the grant date. The Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award and recognizes awards with service based vesting as expense over the employee’s requisite service period on a straight-line basis. The Company records the expense for share-based awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates whether the achievement of a performance-based milestone is probable as of the reporting date. The Company has no awards that are subject to performance or market conditions as of September 30, 2015. The Company recognizes stock-based compensation expense for options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted for estimated forfeitures.

Information regarding option activity for the nine months ended September 30, 2015 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2015	1,225,117	$8.31
Granted	270,532	16.57
Exercised	(171,893)	5.24
Forfeited/Cancelled	(71,400)	9.12

Options outstanding at September 30, 2015	1,252,356	$10.47	7.08	$22,287

Options exercisable at September 30, 2015	504,326	$6.33	4.87	$10,853

Vested and expected to vest at September 30, 2015 (1)	1,186,665	$10.47	7.04	$21,146

(1)	Represents the number of vested options as of September 30, 2015 plus the number of unvested options expected to vest as of September 30, 2015 based on the unvested outstanding options at September 30, 2015 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on September 30, 2015 of $27.85 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 30, 2015.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2015 and 2014 was $22.41 and $11.12, respectively. The total fair value of stock options that vested during the nine months ended September 30, 2015 and 2014 was approximately $1,862,000 and $1,023,000, respectively.

As of September 30, 2015, there was $7,455,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.97 years. The Company expects 682,339 unvested options to vest over the next five years.

7. Cash, Cash Equivalents and Marketable Securities

At September 30, 2015 and December 31, 2014, the Company’s investments included money market funds as well as short-term and long-term marketable securities. These marketable securities are classified as available-for-sale. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are securities with maturities of greater than one year. The average remaining contractual maturity of marketable securities at September 30, 2015 is approximately 5.5 months.

Management reviewed the Company’s investments as of September 30, 2015 and December 31, 2014 and concluded that there are no securities with other than temporary impairments in its investment portfolio. The Company does not intend to sell any investments in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Investments in marketable securities consisted of the following at September 30, 2015 (in thousands):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$11,053	$4	$—	$11,057
Corporate and other debt securities	9,729	5	(1)	9,733

	20,782	9	(1)	20,790
Long-term marketable securities:
U.S. Government and agency securities	1,649	2	—	1,651
Corporate and other debt securities	—	—	—	—

	1,649	2	—	1,651

Total	$22,431	$11	$(1)	$22,441

At September 30, 2015, the Company’s investments included fourteen securities in unrealized loss positions with a total unrealized loss of approximately $1,000 and a total fair market value of approximately $4,920,000. All investments with gross unrealized losses have been in unrealized loss positions for less than 12 months. The unrealized losses were caused primarily by current economic and market conditions. There was no change in the credit risk of the securities. There were no realized gains or losses on the investments for the nine months ended September 30, 2015 or the nine months ended September 30, 2014.

Investments in marketable securities consisted of the following at December 31, 2014 (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$12,716	$2	$(2)	$12,716
Corporate and other debt securities	10,373	4	(3)	10,374

	23,089	6	(5)	23,090
Long-term marketable securities:
U.S. Government and agency securities	1,228	—	—	1,228
Corporate and other debt securities	2,326	—	(4)	2,322

	3,554	—	(4)	3,550

Total	$26,643	$6	$(9)	$26,640

The contractual maturities of marketable securities at September 30, 2015 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$20,782	$20,790
Due in 1 to 2 years	1,649	1,651

	$22,431	$22,441

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

The Company’s fixed income investments are comprised of obligations of U.S. government agencies and corporate marketable securities. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. At least annually, the Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by the pricing services as of September 30, 2015.

The following fair value hierarchy table presents information about each major category of the Company’s assets measured at fair value on a recurring basis as of September 30, 2015 (in thousands):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$9,543	$—	$—	$9,543
U.S. Government and agency securities	8,496	4,012	—	12,508
Corporate and other debt securities	—	9,933	—	9,933

Total	$18,039	$13,945	$—	$31,984

Liabilities:
Contingent consideration – short-term	—	—	4,454	4,454
Contingent consideration – long-term	—	—	365	365

Total	$—	$—	$4,819	$4,819

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

Changes in the fair value of contingent consideration in the nine-month period ended September 30, 2015 are primarily attributable to an increase to the expected Refine milestone payment of $2,088,000 related to 2015 sales, a $1,000,000 milestone payment to Refine related to 2014 sales, a $110,000 minimum royalty payment made to BioFlash, and a final milestone payment to Novozymes Biopharma DK A/S of 25,000 Euros (approximately $29,000). All milestone payments made in 2015 were previously accrued. The following table provides a rollforward of the fair value of the contingent consideration (in thousands):

Balance at December 31, 2014	$3,844
Payments	(1,139)
Changes in fair value	2,114

Balance at September 30, 2015	$4,819

The following tables provide quantitative information associated with the fair value measurement of the Company’s contingent consideration related to Refine using Level 3 inputs (in thousands):

Contingent Consideration
Refine
Fair value as of September 30, 2015	$4,409,000
Valuation technique	Probability-adjusted discounted cash flow
Remaining periods in which milestones can be achieved	2015 – 2016

	Fixed Earn-out	Maximum Variable Earn-out	Accrued Balance
2015	3,500	850	4,324
2016	4,250	1,250	85

The significant unobservable inputs used in the fair value measurement of Refine’s contingent consideration are (i) the probabilities of a successful achievement of 2015 and 2016 sales milestones; (ii) the period in which these milestones are expected to be achieved; and (iii) a discount rate. During the first nine months of 2015, the estimated fair value of the 2015 contingent payment was increased by $2,088,000 to $4,409,000 based upon revised sales forecasts for 2015 and 2016. Increases or decreases in the Company’s projected sales during these periods may result in a significantly higher or lower fair value measurement and could result in a reversal of the current accrual.

There were no remeasurements to fair value during the nine months ended September 30, 2015 of financial assets and liabilities that are not measured at fair value on a recurring basis.

9. Inventories

Inventories relate to the Company’s bioprocessing business. The Company values inventory at cost or, if lower, market value, using the first-in, first-out method. The Company reviews its inventories at least quarterly and records a provision for excess and obsolete inventory based on its estimates of expected sales volume, production capacity and expiration dates of raw materials, work-in-process and finished products. Expected sales volumes are determined based on supply forecasts provided by key customers for the next 3 to 12 months. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of product revenue. Manufacturing of bioprocessing finished goods is done to order and tested for quality specifications prior to shipment. Reserves for excess and obsolete inventory were approximately $328,000 at September 30, 2015 and $78,000 at December 31, 2014.

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead.

Inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$8,795	$5,374
Work-in-process	2,985	2,256
Finished products	4,119	4,754

Total	$15,899	$12,384

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

Accrued liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Employee compensation	$3,767	$3,759
Taxes	1,589	571
Royalty and license fees	948	—
Current portion of contingent consideration	4,454	1,135
Professional fees	394	511
Unearned revenue	524	130
Other accrued expenses	1,082	713

Total	$12,758	$6,819

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

The amended lease provides for additional rent expense of approximately $361,000 on an annualized basis. Future minimum rental commitments under the amended lease as of September 30, 2015 are as follows (in thousands):

Minimum Rental Commitments
2015	$586
2016	2,343
2017	1,888
2018	1,482
2019	1,371
Thereafter	3,386

12. Income Taxes

For the three- and nine-month periods ended September 30, 2015, the Company had income before taxes of $3,679,000 and $12,229,000, respectively. The Company recorded income tax provisions of $1,141,000 and $3,149,000, respectively, for the three- and nine-month periods ended September 30, 2015. This resulted in effective tax rates of 31.0% and 25.8% for the three- and nine-month periods ended September 30, 2015. The Company expects its effective tax rate for all of 2015 will be 24.3% based on currently forecasted rates of profitability in the countries in which the Company conducts business. The difference between the effective tax rate at Q3 of 24.3% and the estimated annual effective tax rate for 2015 of 22.01% is due primarily to a discrete tax charge related to historic tax uncertainties recorded in 2015 as well as the jurisdictional mix of earnings. The effective tax rate differs from the U.S. statutory tax rate primarily due to the lower statutory tax rate in Sweden.

For the three and nine-month periods ended September 30, 2014, the Company had income before taxes of $2,254,000 and $10,896,000, respectively. The Company recorded income tax provisions of $788,000 and $2,327,000, respectively, for the three and nine-month periods ended September 30, 2014. This is based on a year to date effective tax rate of 21.4% for the nine-month period ended September 30, 2014 and an effective tax rate of 22.1% for the year ending December 31, 2014. The anticipated movement in the effective tax rate between the interim period and year end is a result of the expected change in the income position in the US. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the U.S. statutory tax rate primarily due to the lower statutory tax rate in Sweden, as well as year-to-date income for the U.S. entity as compared to a projected loss in the U.S. for the full year.

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

As of December 31, 2014, the Company concluded that realization of deferred tax assets beyond December 31, 2014 is not more likely than not, and as such, as of December 31, 2014 it maintained a valuation allowance against the majority of its remaining deferred tax assets. As of September 30, 2015, the Company concluded that realization of deferred tax assets beyond September 30, 2015 is not more likely than not, and as such, as of September 30, 2015 it maintained a valuation allowance against the majority of its remaining deferred tax assets.

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

The Company is currently subject to an examination by the Commonwealth for the years 2008 and 2009. The examiner completed the exam in 2013 and issued a notice of intent to assess tax, which the Company has appealed. The two primary issues raised in the exam are the treatment of R&D credits and the sourcing of certain income streams. During the appeal stage, the Company and the state each have made settlement proposals. As of September 30, 2015 there has been no firm agreement regarding the settlement; however, based on the direction of the negotiation, the Company has increased its uncertain tax positions by $201,000 during the three-month period ended September 30, 2015.

For the years ended March 31, 2010 and 2011, as well as the nine months ended December 31, 2011, the Commonwealth indicated that it was seeking to disallow certain Research and Development Credits that were generated between 2010 and 2011. The Company performed an evaluation of the available documentation, the likelihood of similar matters in other open audit periods, the impact of interest and penalties and other relevant factors and paid approximately $141,000 to the Commonwealth in July 2015. The amount paid was previously accrued by the Company.

The following is a tabular reconciliation of unrecognized tax benefits (in thousands):

Unrecognized tax benefits at December 31, 2014	$2,081
Gross increases – tax positions in current period	229
Gross decreases – tax positions in prior period	(125)
Settlements	(141)

Unrecognized tax benefits at September 30, 2015	$2,044

13. Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Sweden	27%	30%	39%	40%
United States	38%	38%	29%	34%
United Kingdom	18%	23%	18%	22%
Other	17%	9%	14%	4%

Total	100%	100%	100%	100%

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
GE Healthcare	26%	30%	38%	39%
Bioprocessing Customer B	19%	23%	18%	22%
Bioprocessing Customer C	19%	20%	14%	16%

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable and other receivables balances are as follows:

	September 30, 2015	December 31, 2014
GE Healthcare	23%	29%
Bioprocessing Customer B	15%	*
Bioprocessing Customer C	12%	*

*	Denotes less than 10% of accounts receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a bioprocessing company that develops, manufactures and markets innovative products and solutions used to manufacture biologic drugs. Biologics, or principally monoclonal antibodies, recombinant proteins, and vaccines, are produced through a complex process involving the use of live cells to produce the drug, followed by multiple separation and purification processes, where they are used to enhance production yields for the manufacturer while lowering costs and reducing risks through increased process efficiencies.

For over twenty years, we have been a global market leader in native and recombinant forms of Protein A, a critical reagent used in the downstream purification of therapeutic monoclonal antibodies, or mAbs, one of the largest and fastest-growing class of biologic drugs on the market. Our Protein A reagents are currently used in the commercial production of over 45 mAbs, and in clinical stage production of over 300 investigational mAbs. We also supply several growth factor products and cell filtration products used to increase cell culture productivity during the bioproduction process. In the expanding area of flexible biomanufacturing technologies, we have developed and currently market a series of OPUS® chromatography columns for use in clinical-scale manufacturing. These pre-packed, “plug-and-play” columns are uniquely customizable to our customers’ media and size requirements.

Through strategic acquisitions and internal product development, we have expanded our portfolio of products that we sell direct to end users (biopharmaceutical companies and contract manufacturing organizations). This expansion includes our acquisition of the Alternating Tangential Flow (“ATF”) System, which we acquired from Refine Technology LLC, or Refine. The ATF System is a best-in-class device for generating extremely high cell concentrations to allow for improved drug yield and more robust, large scale manufacturing. On June 2, 2014, we purchased all of the assets and assumed certain specified liabilities related to Refine’s ATF System. This acquisition strengthened our bioprocessing business by adding a complementary product line while expanding its sales presence worldwide.

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

Results of Operations

Three months ended September 30, 2015 vs. September 30, 2014

Revenues

Total revenues for the three-month periods ended September 30, 2015 and 2014 were comprised of the following:

	Three months ended September 30,		% Change
	2015	2014	2015 vs. 2014
	(in thousands, except percentages)
Product revenue	$19,814	$15,152	31%
Royalty and other revenue	—	126	(100%)

Total revenue	$19,814	$15,278	30%

Sales of bioprocessing products for the three-months ended September 30, 2015 and 2014 were $19,814,000 and $15,152,000, respectively, an increase of $4,662,000, or 31%. This increase was primarily due to increases in orders from our key bioprocessing customers, partially offset by the foreign currency exchange impact of the strengthening U.S. dollar against the Swedish krona, British pound and the Euro. Sales of our bioprocessing products can be impacted by the timing of orders, development efforts at our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend.

Costs and operating expenses

Total costs and operating expenses for the three-month periods ended September 30, 2015 and 2014 were comprised of the following:

	Three months ended September 30,		% Change
	2015	2014	2015 vs. 2014
	(in thousands, except percentages)
Cost of product revenue	$8,444	$6,931	22%
Research and development	1,490	1,650	(10%)
Selling, general and administrative	5,959	4,471	33%
Contingent consideration – fair value adjustments	233	10	2,230%

Total costs and operating expenses	$16,126	$13,062	23%

Cost of product revenue was approximately $8,444,000 and $6,931,000 for the three-month periods ended September 30, 2015 and 2014, respectively, an increase of $1,513,000 or 22%. This increase is primarily due to the increased product revenues noted above. Gross margins may decline over the remainder of 2015 based on expected production volume, shipments and product mix.

Research and development expenses were approximately $1,490,000 and $1,650,000 for the three-month periods ended September 30, 2015 and 2014, respectively, a decrease of $160,000 or 10%. This decrease is primarily related to the timing and scale of our bioprocessing product development projects. These expenses included personnel costs, external development costs, supplies and other expenses related to our new products in development.

Selling, general and administrative expenses were approximately $5,959,000 and $4,471,000 for the three-month periods ended September 30, 2015 and 2014, respectively, an increase of $1,488,000 or 33%. This increase is primarily due to the buildout of our administrative infrastructure to support future growth and the expansion of our customer-facing activities to drive sales of our bioprocessing products, partially offset by costs related to our Refine acquisition in 2014 that did not repeat in 2015.

Contingent Consideration

Contingent consideration fair value adjustments were approximately $233,000 and $10,000 for the three-month periods ended September 30, 2015 and 2014, respectively, an increase of $223,000. The increase in the fair value adjustment during the third quarter of 2015 relates to the increased probability of achieving sales milestones related to the Refine acquisition.

Investment income

Investment income includes income earned on invested cash balances. Investment income was approximately $37,000 and $64,000 for the three-month periods ended September 30, 2015 and 2014, respectively. This decrease of $27,000, or 42%, is primarily attributable to lower average invested cash balances.

Other income (expense)

Other income (expense) was approximately ($38,000) and ($14,000) for the three-month periods ended September 30, 2015 and 2014, respectively, and was primarily attributable to foreign currency losses related to our Sweden operations.

Provision for income taxes

For the three months ended September 30, 2015, we had income before taxes of approximately $3,679,000 and recorded a tax provision of approximately $1,141,000 for an effective tax rate of approximately 31.0%. The effective tax rate differs from the U.S. statutory tax rate primarily due to the lower statutory tax rate in Sweden.

Nine months ended September 30, 2015 vs. September 30, 2014

Revenues

Total revenues for the nine-month periods ended September 30, 2015 and 2014 were comprised of the following:

	Nine months ended September 30,		% Change
	2015	2014	2015 vs. 2014
	(in thousands, except percentages)
Product revenue	$62,088	$45,038	38%
Royalty and other revenue	—	2,117	(100%)

Total revenue	$62,088	$47,155	32%

Sales of bioprocessing products for the nine-month periods ended September 30, 2015 and 2014 were $62,088,000 and $45,038,000, respectively, an increase of $17,050,000, or 38%. This increase was due in part to increases in orders from our key bioprocessing customers, partially offset by the foreign currency exchange impact of the strengthening U.S. dollar against the Swedish krona, British pound and the Euro. Additionally, approximately $6,600,000 of this increase is attributable to the addition of the ATF System to our suite of products. Sales of our bioprocessing products are impacted by the timing of orders, development efforts at our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend.

During the nine months ended September 30, 2014, we also recognized $2,117,000 of revenue under the Asset Purchase Agreement with BioMarin Pharmaceutical Inc. (“BioMarin”) to advance Repligen’s histone deacetylase inhibitor (HDACi) portfolio.

Costs and operating expenses

Total costs and operating expenses for the nine-month periods ended September 30, 2015 and 2014 were comprised of the following:

	Nine months ended September 30,		% Change
	2015	2014	2015 vs. 2014
	(in thousands, except percentages)
Cost of product revenue	$25,103	$19,938	26%
Research and development	4,309	4,281	1%
Selling, general and administrative	18,226	12,180	50%
Contingent consideration – fair value adjustments	2,114	126	1,578%

Total costs and operating expenses	$49,752	$36,525	36%

Cost of product revenue was approximately $25,103,000 and $19,938,000 for the nine-month periods ended September 30, 2015 and 2014, respectively, an increase of $5,165,000 or 26%. This increase is primarily due to the increased product revenue noted above and the addition of the ATF System to our suite of products. Gross margins may decline over the remainder of 2015 based on expected production volume and shipments and product mix.

Research and development expenses were approximately $4,309,000 and $4,281,000 for the nine-month periods ended September 30, 2015 and 2014, respectively, an increase of $28,000 or 1%. This increase is primarily related to the timing of expenditures, including personnel, supplies and other development expenses related to our new products in development.

Selling, general and administrative expenses were approximately $18,126,000 and $12,180,000 for the nine-month periods ended September 30, 2015 and 2014, respectively, an increase of $6,046,000 or 50%. This increase is primarily due to higher administrative expenses related to the planned implementation and training of an inventory accounting software package, the buildout of our administrative infrastructure to support future growth and the expansion of our customer-facing activities to drive sales of our bioprocessing products.

Contingent Consideration

Contingent consideration fair value adjustments were approximately $2,114,000 and $126,000 for the nine-month periods ended September 30, 2015 and 2014, respectively, an increase of $1,988,000. The increase in the fair value adjustment during 2015 relates to the increased probability of achieving sales milestones related to the Refine acquisition.

Investment income

Investment income includes income earned on invested cash balances. Investment income was approximately $92,000 and $250,000 for the nine-month periods ended September 30, 2015 and 2014, respectively. This decrease of $158,000, or 63%, is primarily attributable to lower average invested cash balances.

Other income (expense)

Other income (expense) was approximately ($175,000) and $54,000 for the nine-month periods ended September 30, 2015 and 2014, respectively, and was primarily attributable to foreign currency (losses) and gains related to our Sweden operations.

Provision for income taxes

For the nine months ended September 30, 2015, we had income before taxes of approximately $12,229,000 and recorded a tax provision of approximately $3,149,000 for an effective tax rate of approximately 25.8%. The effective tax rate differs from the U.S. statutory tax rate primarily due to the lower statutory tax rate in Sweden.

Liquidity and capital resources

We have financed our operations primarily through revenues derived from product sales and research grants, as well as proceeds and royalties from license arrangements and a litigation settlement and sales of equity securities. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

At September 30, 2015, we had cash and marketable securities of $70,525,000 compared to $62,003,000 at December 31, 2014. A deposit for leased office space of $450,000 is classified as restricted cash and is not included in cash and marketable securities totals as of September 30, 2015 or December 31, 2014.

Operating activities

For the nine-month period ended September 30, 2015, our operating activities provided cash of $11,701,000, reflecting net income of $9,080,000 and non-cash charges totaling $8,461,000 mainly attributable to depreciation and amortization, stock-based compensation charges and the revaluation of contingent consideration. An increase in accounts receivable consumed $2,767,000 of cash, and was primarily due to a 38% increase in product revenues as well as timing of sales and payments from customers. Additionally, an increase in inventory consumed $4,051,000 of cash, and was due to increasing inventory levels to meet future production requirements. The remaining cash flow used in operations resulted from net favorable changes in various other working capital accounts.

For the nine-month period ended September 30, 2014, our operating activities provided cash of $16,648,000 reflecting net income of $8,569,000 and non-cash charges totaling $4,741,000 including depreciation, amortization, stock-based compensation charges and deferred tax expense. The remaining cash flow provided by operations resulted from favorable changes in various working capital accounts, in particular the collection of the final Orencia royalty from Bristol Myers of $4.9 million and the tenant improvement allowance of $1,800,000 from our landlord.

Investing activities

We place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines. Our investing activities provided $2,119,000 of cash for the nine-month period ended September 30, 2015, primarily due to net redemptions of marketable securities of $4,174,000 offset by $2,055,000 used for fixed asset additions. Our investing activities consumed $18,569,000 of cash for the nine-month period ended September 30, 2014, primarily due to the Refine acquisition, fixed asset additions and an increase in restricted cash, partially offset by net redemptions of marketable debt securities.

Financing activities

For the nine-month periods ended September 30, 2015 and 2014, our financing activities provided cash of $828,000 and $882,000, respectively. For the nine-month period ended September 30, 2015, proceeds from exercises of stock options of $927,000 were partially offset by contingent consideration payments of $99,000 which stemmed from the initial valuation of the likelihood that the 2014 ATF sales milestone would be achieved. For the nine-month period ended September 30, 2014, cash proceeds from exercises of stock options were $1,486,000, partially offset by contingent consideration payments of $604,000.

We do not currently use derivative financial instruments.

Working capital increased by $10,307,000 to $80,570,000 at September 30, 2015 from $70,263,000 at December 31, 2014 due to the various changes noted above.

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

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements as of September 30, 2015.

Contractual obligations

As of September 30, 2015, we had the following fixed obligations and commitments:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$12,084	$2,343	$3,550	$2,805	$3,386
Purchase obligations(1)	7,071	7,071	—	—	—
Contingent consideration(2)	4,819	4,454	365	—	—

Total	$23,974	$13,868	$3,915	$2,805	$3,386

(1)	Primarily represents purchase orders for the procurement of raw material for manufacturing.
(2)	Represents the current estimated fair value of contingent consideration amounts relating to acquisitions. These amounts are recorded in accrued expenses and long term liabilities on our consolidated balance sheets.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, litigation strategy, product candidate research, development and regulatory approval, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with: the success of current and future collaborative or supply relationships, including our agreement with BioMarin, our ability to successfully negotiate and consummate development and commercialization partnerships for our portfolio of therapeutic and diagnostic assets on acceptable terms, if at all, our ability to successfully grow our bioprocessing business, including as a result of acquisition, commercialization or partnership opportunities, our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited sales and marketing experience and capabilities, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition, our ability to compete with larger, better financed life science, pharmaceutical and biotechnology companies that may develop new approaches to the treatment of our targeted diseases, our history of losses and expectation of incurring losses, our ability to generate future revenues, our ability to successfully integrate Refine, our ability to raise additional capital to continue our drug development programs or fund potential acquisitions, our volatile stock price, the effects of our anti-takeover provisions, the impact of the expiration on December 31, 2013 of Bristol-Myers Squibb royalty payments based on its U.S. sales of Orencia®, and the impact of the expiration on April 26, 2015 of our licensing agreement with Pfizer. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We have investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $103,000 decrease in the fair value of our investments as of September 30, 2015. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited.

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

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We did not repurchase any shares of common stock during the three- and nine-month periods ended September 30, 2015. As of September 30, 2015, there are 657,173 shares remaining under this authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). (File No. 000-14656)

3.3	Amendment No. 1 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 20, 2011 and incorporated herein by reference).

3.4	Amendment No. 2 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference).

3.5	Certificate of Amendment to the Certificate of Incorporation of Repligen Corporation, effective as of May 16, 2014 (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 19, 2014 and incorporated herein by reference).

31.1 +	Rule 13a-14(a)/15d-14(a) Certification.

31.2 +	Rule 13a-14(a)/15d-14(a) Certification.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following materials from Repligen Corporation on Form 10-Q for the quarterly period ended September 30, 2015, formatted in Extensible Business Reporting Language (xBRL): (i) Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

+	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: November 5, 2015	By:	/S/ TONY J. HUNT
Tony J. Hunt
President and Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: November 5, 2015	By:	/S/ JON SNODGRES
Jon Snodgres
Chief Financial Officer
(Principal financial officer)
Repligen Corporation