Form 10-K
period 2015-12-31
REPLIGEN CORP
filed 2016-02-25
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,348,697,533.

The number of shares of the registrant’s common stock outstanding as of February 18, 2016 was 33,031,533.

Documents Incorporated By Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2015. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

Repligen Corporation (“Repligen,” the “Company” or “we”) is a bioprocessing company focused on the development, production and commercialization of innovative products used in the process of manufacturing biologic drugs (“bioprocessing”). Biologic drugs include monoclonal antibodies, recombinant proteins and vaccines and represent a growing area of drug development. Our customers include leading life sciences companies, global biopharmaceutical companies, and contract manufacturers worldwide. The high-value technologies that we provide enable biologics manufacturers to cost-effectively increase drug production yields while retaining the highest quality and safety standards.

Repligen is a longtime global market leader in the manufacture of Protein A ligands, sold to life sciences companies under long term supply agreements. Protein A is a critical reagent used to purify monoclonal antibodies (“mAbs”) on the market (over 50) or in development (over 300). In December 2011, we strengthened our Protein A market leadership with the acquisition of Novozymes’s bioprocessing business (“Novozymes”) in Lund, Sweden (the “Novozymes Acquisition”).

We established and have executed on a diversification strategy to selectively expand the number of bioprocessing products that we sell directly to end users. With the Novozymes Acquisition, we gained a portfolio of growth factors, led by LONG® R3 IGF-1, which is used in cell culture media to increase productivity. LONG®R3 IGF-1 is sold in collaboration with MilliporeSigma (formerly Sigma Aldrich), our exclusive distributor for the product. We also developed and directly market our OPUS® process-scale line of pre-packed chromatography columns for the capture and purification of biologic drugs in clinical development. Most recently, in June 2014, we acquired the business of Refine Technology, including Refine’s Alternating Tangential Flow (“ATF”) System, a best-in-class device used to generate extremely high cell concentrations during the fermentation step of the biologic drug manufacturing process (the “Refine Business” and the acquisition of the Refine Business, the “Refine Acquisition”).

We market our products globally through a direct commercial organization in the U.S., Europe and Asia, as well as through strategic partners in select markets. In 2014 and 2015, we invested in expanding our global commercial organization, adding sales, marketing and applications personnel who interact directly with our end users. Our customer base comprises of leading life sciences companies, major contract manufacturers and 20 of the top 25 biopharmaceutical companies.

Customers use our products to produce initial quantities of drug for clinical studies, then scale-up to larger volumes as the drug progresses to commercial production following regulatory approval. Detailed specifications for a drug’s manufacturing process are included in applications that must be approved by regulators, such as the U.S. Food and Drug Administration and the European Medicines Agency, throughout the clinical trial process and prior to final commercial approval. As a result, products that become part of the manufacturing specifications of a late-stage clinical or commercial process can be very “sticky” due to the regulatory hurdles, costs and uncertainties associated with displacing them.

Many of our products are early in their adoption cycle, and together with the expansion of our commercial organization and strategic acquisitions, have contributed to product revenue expansion from $41.8 million in 2012 to $83.5 million in 2015. To meet increased demand for our products, we have increased the volume and scale of manufacturing at our two manufacturing facilities in the U.S. and Sweden.

We were incorporated in May 1981 under the laws of the State of Delaware. Our principal executive offices are located at 41 Seyon Street, Waltham, Massachusetts 02453 and our telephone number is (781) 250-0111. We conduct manufacturing in Waltham and at our facility in Lund, Sweden.

Our Market Opportunity

The global biologics drug market is estimated to be over $200 billion. This market includes mAbs, proteins and vaccines. mAb-based biologics alone accounted for approximately $80 billion of revenue, and represented six of the top 10 best-selling drugs across the pharmaceutical industry, in 2014. Industry sources project the biologics market to grow at approximately 8-10% annually over the next five years, driven by strength in the mAb class of biologics. This strength is evidenced by the rate of new approvals, expanded labels for marketed mAbs and the emergence of biosimilar versions of originator mAbs. In 2015, a record of nine therapeutic mAbs were approved by the U.S. Food and Drug Administration (FDA) to treat a diverse range of diseases, including the first-ever approvals of mAbs to control LDL or “bad cholesterol.” There are currently more than 300 mAbs in various stages of clinical development, addressing a wide range of medical conditions including asthma, migraines and Alzheimer’s disease.

In addition to investments in the discovery and development of novel biologic drugs, there has been substantial investment in follow-on products (biosimilars and biobetters) by generic and specialty pharmaceutical as well as large biopharmaceutical companies. We believe development of follow-on products is accelerating as the first major mAbs begin to come off patent in the EU and U.S. For example, there are at least 12 companies attempting to market the first Humira® (adalimumab) biosimilar, which faces patent expiration in the U.S. at the end of 2016. Also, due to the high cost of biologic drugs, many countries in the developing and emerging markets have been aggressively investing in biomanufacturing capabilities to supply lower cost alternatives or biosimilars for the local markets We believe they are focused on innovative technologies that offer greater manufacturing flexibility, production yields and lower-costs through improved process efficiencies.

The Biologics Manufacturing Process

Manufacturing biologic drugs requires three fundamental steps. First, upstream manufacturing involves the production of the biologic by living cells that are grown in a bioreactor under controlled conditions. These cells, or factories, are highly sensitive to the conditions under which they grow, including the composition of the cell culture media and the growth factors used to stimulate increased cell growth and protein production, or titre. In the second, downstream step, the biologic must be separated and purified, typically through various filtration and chromatography steps. In the third stage of the process, the purified biologic drug is formulated, quality controlled and packaged into its final injectable form.

Biologics are generally high value therapies. Given the inherent complexities of the process and drug product, we have observed that manufacturers are seeking and investing in innovative technologies that address pressure points in the production process in order to improve yields. We see that manufacturers are also seeking technologies that reduce cost of goods as the biologic drug moves through clinical stages and into commercial processes by adopting single-use technologies as well as other products that confer more flexibility and efficiency.

Our Products

Downstream Products

Protein A

We are the leading provider of Protein A ligands, an essential component of Protein A chromatography resins (media) used in the purification of virtually all monoclonal antibody-based drugs on the market (more than 50) or in development (more than 300). We manufacture multiple forms of Protein A ligands under long term supply agreements for major life sciences companies including GE Healthcare and MilliporeSigma, who in turn sell their Protein A chromatography media to end users (biopharmaceutical manufacturers). We have two manufacturing sites, one in Lund, Sweden and another in Waltham, MA, collectively supporting overall global demand for our Protein A ligands. On February 23, 2016, we amended our long term supply agreements with GE Healthcare to, among other things, extend the terms of the supply agreement relating to our Lund, Sweden facility through 2019. The supply agreement relating to our Waltham, MA facility runs through 2021. This dual manufacturing capability gives us strong business continuity and reduces overall supply risk for our major customers.

Protein A chromatography media is considered the industry standard for purification of mAbs, due to the ability of Protein A to selectively bind to or “capture” mAbs from crude protein mixtures. Protein A media is packed into chromatography columns as the standard first step in a purification process. As a result of Protein A’s high affinity for antibodies, the mAb product is highly purified and concentrated within this first capture step before moving to polishing steps. The global Protein A media market that we supply generates annual revenues of $350-$400 million. We expect continued growth for our Protein A ligands as new drugs are approved and biosimilar manufacturing accelerates.

Chromatography products

Our chromatography portfolio includes a number of products used in the downstream purification and quality control of biological drugs. The main driver of growth in this portfolio is our OPUS® pre-packed chromatography column line. Our other products include Protein A chromatography resins used in a small number of commercial drug processes and ELISA test kits used by quality control departments to detect and measure the presence of leached Protein A in the final product.

Chromatography columns, packed with chromatography media, are used in biomanufacturing to purify the contents of a bioreactor. For late-stage clinical and large commercial processes, stainless steel columns are standard, and are packed in-house by the biomanufacturer. For clinical stage manufacturing, biomanufacturers value the quick turnover, cost savings and convenience of using pre-packed columns such as OPUS® versus traditional glass columns.

OPUS columns are pre-packed with purification media and are an efficient plug-and-play solution for our customers, and is a growing area of our business. As biomanufacturers have become acutely focused on improving the drug development process, they are moving towards flexible manufacturing and disposable solutions such as OPUS. Over the past three years we have observed customers moving away from in-house solutions (self-packed glass columns). They are starting to adopt the OPUS ready-to-use format due to convenience, flexibility and consistent product performance. OPUS columns save labor time, reduce overall costs and improve overall manufacturing efficiency, allowing biomanufacturers to reassign resources to higher value-add processes.

Our OPUS line is distinctly open platform, providing desirable opportunities for customization. For example, most biopharmaceutical manufacturers utilize three different chromatography media in a given process and our flexible columns are designed to meet these needs. We differentiate ourselves in the pre-packed column space by packing any brand of chromatography media in OPUS to any bed height, ensuring the most convenient and efficient process for end users. The plug-and-play nature of our OPUS columns make them ideal for purification of antibodies and recombinant proteins. With the launch of OPUS 45 cm diameter columns in 2014 and 60 cm columns in 2015, we have further differentiated ourselves from our competitors who offer a limited number of column diameter and resin (media) options. By offering these larger columns, we are making inroads in the glass column market which customers typically self-pack.

Pre-packed chromatography columns are at the early stages of adoption; we estimate that currently, we and our competitors collectively capture approximately 30% of a $165 million addressable market. As our sales force expands and we increase the number of call points, we are seeing more multi-site adoption of our OPUS® prepacked columns, including increased use by contract manufacturers, where quick turnover of multiple production runs is critical to profitability. We expect continued strong growth for this product line as we aim to expand geographically and provide best-in-class service and support.

Upstream Products

Growth factors

Most biopharmaceuticals are produced through a mammalian cell fermentation process. In order to stimulate increased cell growth and maximize overall yield from a bioreactor, manufacturers often add growth factors, such as insulin, to the cell culture fermentation media. As part of the Novozymes Acquisition, we acquired several cell culture growth factor additives. Among those products is LONG®R3 IGF-1, our insulin-like growth factor that has been shown to be 100 times more biologically potent than insulin (the industry standard), thereby increasing recombinant protein production in cell culture fermentation applications. LONG®R3 IGF-1 is currently used in the manufacture of several commercial biopharmaceutical products and is sold through a distribution partnership with MilliporeSigma. Our goal over the last few years with MilliporeSigma has been to focus on pipeline development and work with customers already familiar with the product to more broadly adopt LONG®R3 IGF-1 as a platform product.

We estimate that the current market for cell culture growth factors is $75-$80 million. We are gaining share of this market as customers displace insulin with LONG®R3 IGF-1. We anticipate continued growth for this product group as our pipeline of opportunities advances from early-stage clinical to late-stage clinical and commercial manufacturing processes.

ATF Systems

The ATF System is a technologically advanced filtration device used to continuously remove cellular metabolic waste products during the course of a fermentation run, freeing healthy cells to continue producing the biologic drug of interest. The ATF System is designed to both increase the density of cells in a bioreactor and extend the production run, resulting in significantly greater product yield of up to two- to three-fold as well as reduced costs. This is important to biomanufacturers who seek to maximize output from their existing facilities. ATF Systems consist of a stainless steel housing that contains a consumable filter and an associated pump and controller. We sell the ATF System in a variety of sizes suitable for use in laboratory and scale-up all the way to production bioreactors as large as 2,000 liters. ATF Systems are used in the production of several FDA-approved monoclonal antibodies.

Following our acquisition of the ATF System from Refine Technology in 2014, we integrated the production of ATF into our operations in Waltham, MA.

We estimate that the current market for cell retention devices is approximately $125-150 million. Within this market, we expect continued growth for our ATF franchise over the next several years, as biologics manufacturing accelerates globally and as large pharmaceutical customers who have evaluated the system adopt the technology as platform. The ATF System strengthens our upstream fermentation business and significantly broadens our technology base.

Research and Development

Our research activities are focused on developing new bioprocessing products. Specifically, we plan to focus these efforts on our ATF, OPUS and chromatography portfolio, including next generation Protein A ligands. Research and development expenses totaled approximately $5.7 million, $5.6 million and $7.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Licensing Agreements

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

SMA Agreement with Pfizer

On December 28, 2012, we entered into an exclusive worldwide licensing agreement (the “License Agreement”) with Pfizer to advance the SMA program, which is led by RG3039 and also includes backup compounds and enabling technologies. Under the terms of the License Agreement, we received $5 million from Pfizer as an upfront payment on January 22, 2013, a $1 million milestone payment on September 4, 2013 and a $1 million milestone payment on December 28, 2014. On January 26, 2015, Pfizer notified us that they were terminating the License Agreement for convenience, effective as of April 26, 2015. We do not intend to invest additional resources to the development of the SMA program.

RG1068

Our clinical development portfolio previously included RG1068, a synthetic human hormone we had developed as a novel imaging agent for the improved detection of pancreatic duct abnormalities in combination with magnetic resonance imaging in patients with pancreatitis and potentially other pancreatic diseases. On December 23, 2014, Innovate Biopharmaceuticals, Inc. (“Innovate”) acquired our RG1068 program for a nominal amount. Innovate is solely responsible for future development and commercialization of RG1068. If Innovate gains marketing approval and successfully commercializes RG1068, Repligen is eligible to receive royalties through the latter of ten years after the first commercial sale or the entry of a generic equivalent into the U.S. market.

Sales and Marketing

Our sales and marketing strategy supports our objective of establishing Repligen as a leading provider of products and services, addressing upstream, downstream and quality control needs of bioprocessing customers in the biotechnology and biopharmaceutical industries. Through our products and brands, including Protein A, LONG®R3 IGF-1, OPUS®, ATF we provide premiere offerings and services to our bioprocess customers. We are committed to being a partner of choice for our customers with distributor and supply agreements in place for our growth factor and Protein A products with GE Healthcare and MilliporeSigma. On February 23, 2016, we amended our long term supply agreements with GE Healthcare to, among other things, extend the terms of the supply agreement relating to our Lund, Sweden facility through 2019. The supply agreement relating to our Waltham, MA facility runs through 2021. We have invested in our commercial organization and now have 23 sales, marketing, product management and service individuals providing service and support to our expanding customer base. Our global sales organization has both distributor and direct sales personnel, depending on the market and application area. We will continue to expand our commercial organization. This organization also helps us identify market needs and new technologies that we can license and develop into new products.

Segment and Geographic Areas

We have one reportable segment. Segment and geographical information is contained in Note 2 of the notes to our consolidated financial statements as of and for the years ended December 31, 2015, 2014 and 2013.

Significant Customers and Geographic Reporting

Customers for our bioprocessing products include major life science companies, contract manufacturing organizations, biopharmaceutical companies, diagnostics companies and laboratory researchers.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Years ended December 31,
	2015	2014	2013
Sweden	37%	38%	35%
United States	28%	33%	51%
United Kingdom	17%	20%	12%
Other	18%	9%	2%

Total	100%	100%	100%

Royalty revenue from Bristol represented 27% of total revenues for the fiscal year ended December 31, 2013; no such revenues were generated in 2014 and 2015.

GE Healthcare, our largest bioprocessing customer, accounted for 37%, 38% and 35% of total revenues in the fiscal years ended December 31, 2015, 2014 and 2013, respectively. MilliporeSigma, our second largest bioprocessing customer, accounted for 29%, 33% and 25% of total revenues in the fiscal years ended December 31, 2015, 2014 and 2013, respectively.

Employees

As of February 18, 2016, we had 168 employees. Of those employees, 12 were engaged in engineering and research and development, 102 in manufacturing, 23 in sales and marketing and 31 in administrative functions. Each of our employees has signed a confidentiality agreement. None of our U.S. employees are covered by collective bargaining agreements. We have two collective bargaining agreements that cover our 61 employees in Sweden, comprising approximately 36% of our total workforce. The current collective bargaining agreements expire on March 31, 2016. We are currently in negotiations to renew these collective bargaining agreements, and the risk of any work stoppage is low. The Company considers its employee relations to be satisfactory.

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

Protein A

We have developed proprietary technology, trade secrets, and know-how relating to the manufacture of recombinant Protein A at a scale and quality standard which is consistent with the requirements of the biopharmaceutical industry. In addition, in April 2010, we were granted U.S. Patent No. 7,691,608, “Nucleic Acids Encoding Recombinant Protein A,” which claims a recombinant gene that encodes a Protein A molecule with an amino acid sequence identical to that of the natural Protein A molecule, which has long been commercialized for bioprocessing applications. This U.S. patent, with the term adjustment that was granted, will remain in effect until June 2028. Foreign equivalents of this patent have been issued in Sweden, Netherlands, Great Britain, France, Germany and Canada. The claims of U.S. Patent No. 7,691,608 cover compositions of matter including isolated nucleic acids, expression vectors, bacterial cells that include the nucleic acids, as well as methods of producing truncated Protein A polypeptides, methods of producing affinity chromatography resins, and methods of purifying proteins.

OPUS

In January 2012, Repligen filed a provisional patent application with the U.S. Patent and Trademark Office (“USPTO”) which covers certain unique features of our OPUS pre-packed columns. Pending claims that relate to these unique features cover the ease and flexibility of column packing, bed height adjustment and cleaning that is improved over existing pre-packed column designs. In January 2013, we filed an international patent cooperation treaty (“PCT”) application as well as a utility application with the USPTO on the basis of the provisional application. The OPUS pre-packed column patent application is pending in the United States, Australia, Canada, Europe, Hong Kong, India, and Japan.

ATF Systems

As part of the Refine Acquisition, Repligen acquired the exclusive rights to an issued U.S. patent (US 6,544,424) covering the Alternating Tangential Flow (ATF) System and a process related to the filtration of biologic fluids from a bioreactor through hollow fiber filters by the action of a diaphragm pump which creates alternating tangential flow through the filter. The patent expires in 2020. Another patent has been issued in the U.S. covering improvements on the original ATF design that include a screen filter module (US 9,050,547). This family of patents and applications has issued or is pending in Brazil, Canada, China, Europe, India, and Korea. Other additional improvements on the original ATF systems and methods are covered by patent applications pending in one or more of the US, Canada, China, Europe, India, Japan, and Korea.

Spinal Muscular Atrophy

In 2009, Repligen entered into an exclusive license agreement with a non-profit organization, FSMA, now called CureSMA, for worldwide rights to patent applications related to compositions and methods for the treatment of spinal muscular atrophy. FSMA had funded the development of these compounds and identified a novel enzyme target (“DcpS”) that these compounds inhibit. In 2011, we were granted U.S. Patent Nos. 7,888,366 and 7,985,755, both entitled “2,4 Diaminoquinazolines for Spinal Muscular Atrophy,” with allowed composition claims that cover both the genus and the species of the chemical structures of the lead clinical candidates. The expiration date of U.S. Patent No. 7,888,366 (the ‘366 patent) is in 2028 with potential for patent term extension. The expiration date of U.S. Patent No. 7,985,755 (the ‘755 patent) is in 2027 with potential for patent term extension. U.S. Patent No. 9,067,897, which is a continuation of the ‘366 patent, was issued in 2015 and expires in 2027. Foreign equivalents of these U.S. patents have been issued and/or are pending in Australia, Canada, Europe, Hong Kong, Japan, and New Zealand.

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

Manufacturing

We manufacture seven commercial forms of Protein A including “native” Protein A for life sciences companies including GE Healthcare and MilliporeSigma under long-term supply agreements which expire between 2019 and 2021. Native Protein A is manufactured in Sweden, while the recombinant forms are manufactured in Waltham, Massachusetts or in both Waltham, Massachusetts and Sweden. We currently manufacture our growth factor products in Sweden and our OPUS chromatography columns and ATF System products in Waltham, Massachusetts.

We generally purchase raw materials from more than one commercially established company and believe that the necessary raw materials are currently commercially available in sufficient quantities necessary to meet market demand. However, there are only a limited number of suppliers of materials related to the ATF System products, one of which is the primary supplier of materials used for consumable ATF System products.

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

The loss of, or a significant reduction in orders from, any of these customers would significantly reduce our revenues and harm our results of operations. If a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our revenue could decline, and our operating results may not meet market expectations. In addition, if those customers order our products, but fail to pay on time or at all, our liquidity and operating results could be materially and adversely affected. Furthermore, if any of our current or future products compete with those of any of our largest customers, these customers may place fewer orders with us or cease placing orders with us, which would negatively affect our revenues and operating results.

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

Our business is subject to a number of environmental risks.

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

There are only a limited number of suppliers of materials related to the ATF System products, one of which is the primary supplier of materials used for consumable ATF System products. An interruption in operations of the business related to these products could occur if we encounter delays or difficulties in securing these materials, or if we cannot then obtain an acceptable substitute. Any such interruption could significantly affect the business related to these products and our financial condition, results of operations and reputation.

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

Our license agreement with Pfizer expired on April 26, 2015.

Our licensing agreement with Pfizer provided for us to potentially receive payments from Pfizer based on milestones related to clinical development and initial commercial sales in specific geographies, as well as royalty payments from Pfizer based on its future sales of RG3039 or any SMA compounds developed under the license agreement. On January 26, 2015, Pfizer issued to us a notice of its termination of the License Agreement for convenience, effective as of April 26, 2015. As a result, we no longer receive milestone payments under this agreement.

We have limited sales and marketing capabilities.

We have a small sales force and, historically, we have generated most of our revenues through sales of bioprocessing products to a limited number of life sciences companies, such as GE Healthcare, MilliporeSigma and through other individual distributors. However, due in part to the Refine Acquisition, an increasing amount of our revenue is attributable to our commercialization of bioprocessing products that we sell directly to end-users such as biopharmaceutical companies and contract manufacturing organizations. This has required and will continue to require us to invest additional resources in our sales and marketing capabilities. We may not be able to attract and retain additional sales and marketing professionals, and the cost of building the sales and marketing function may not generate our anticipated revenue growth. In addition, our sales and marketing efforts may be unsuccessful. Our failure to manage these risks may have a negative impact on our financial condition, or results of operations and may cause our stock price to decline.

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

While one of our U.S. patents covering recombinant Protein A had its term adjusted to expire in 2028, our other U.S. patents covering recombinant Protein A have expired, and as a result, we may face increased competition, which could harm our results of operations, financial condition, cash flow and future prospects.

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

We expect a portion of our future revenue growth to come from introducing new bioprocessing products, such as a larger size version of our OPUS disposable chromatography products, the ATF System, and new growth factors. The commercial success of all of our products will depend upon their acceptance by the life science and biopharmaceutical industries. Many of the bioprocessing products that we are developing are based upon new technologies or approaches. As a result, there can be no assurance that these new products, even if successfully developed and introduced, will be accepted by customers. If customers do not adopt our new products and technologies, our results of operations may suffer and, as a result, the market price of our common stock may decline.

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

The efforts of governmental and third-party payors to contain or reduce the costs of health care may adversely affect the business and financial condition of pharmaceutical and biotechnology companies, including us. Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. The U.S. Congress passed the America Affordable Health Choices Act of 2009 and the Patient Protection and Affordable Care Act and is considering a number of proposals that are intended to reduce or limit the growth of health care costs and which could significantly transform the market for pharmaceuticals products. We expect further federal and state proposals and health care reforms to continue to be proposed by legislators, which could limit the prices that can be charged for the products we develop and may limit our commercial opportunity. In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act (the “MMA”) changed the way Medicare covers and pays for pharmaceutical products. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. The continuing efforts of government and other third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunities and result in a decrease in the price of our common stock or limit our ability to raise capital.

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

Anti-takeover provisions in our charter documents, certain of our contracts with third parties, and under Delaware law could make an acquisition of us, even one that may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and by-laws may delay or prevent an acquisition of us or a change in our management. These provisions include the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer rejected by our board were considered beneficial by some stockholders. Additionally, certain of our contracts with third parties allow for termination upon specified change of control transactions. Anti-takeover provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management, and anti-takeover or change of control contract termination rights may frustrate or prevent any attempts by a third party to acquire or attempt to acquire the Company.

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

Our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates.

We conduct a large portion of our business in international markets. For the fiscal year ended December 31, 2015, 33% of our revenue and 23% of our costs and expenses were denominated in foreign currencies, primarily the Swedish Kroner, the British pound sterling, and the Euro. We are exposed to the risk of an increase or decrease in the value of the foreign currencies relative to the U.S. Dollar, which could increase the value of our expenses and decrease the value of our revenue when measured in U.S. Dollars. As a result, our results of operation may be influenced by the effects of future exchange rate fluctuations and such effects may have an adverse impact on our common stock price.

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

We currently lease and occupy approximately 76,000 square feet of space located in Waltham, Massachusetts which serves as our corporate headquarters. We also conduct manufacturing, research and development, marketing and administrative operations at this facility. This lease expires on May 31, 2023. We also rent approximately 2,500 square feet at a second location in Waltham, Massachusetts to provide for expanded manufacturing operations. This facility is rented on a month-to-month basis. We also lease four adjacent buildings in Lund, Sweden totaling approximately 45,000 square feet of space used primarily for manufacturing and administrative operations. The lease for three buildings totaling approximately 41,000 square feet expires on June 30, 2017, while the lease for the fourth building with approximately 4,000 square feet of space expires on September 30, 2019.

During the fiscal year ended December 31, 2015, we incurred total rental costs for all facilities of approximately $2,619,000.

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

	Year Ended December 31, 2015
	High	Low
First Quarter	$34.15	$19.53
Second Quarter	$42.48	$28.88
Third Quarter	$42.22	$27.25
Fourth Quarter	$36.00	$21.69

	Year Ended December 31, 2014
	High	Low
First Quarter	$17.26	$11.70
Second Quarter	$23.14	$12.60
Third Quarter	$24.68	$18.23
Fourth Quarter	$26.75	$19.02

Stockholders and Dividends

As of February 18, 2016, there were 438 stockholders of record of our common stock. We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations. Any future determination as to the payment of dividends will be at the sole discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors our Board of Directors deems relevant.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015 regarding shares of Common Stock that may be issued under the Company’s equity compensation plans, consisting of the 2001 Stock Plan, the 1992 Repligen Corporation Stock Option Plan and the current 2012 Stock Option and Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted- average exercise price of outstanding options			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (2)
Equity compensation plans approved by security holders	1,240,935	(1)		$10.44	(2)	2,441,761
Equity compensation plans not approved by security holders	N/A		$	N/A		N/A

Total	1,240,935			$10.44		2,441,761

(1)	Includes 1,054,584 shares of Common Stock issuable upon the exercise of outstanding options and 186,351 shares of Common Stock issuable upon the vesting of restricted stock units. No shares of restricted stock are outstanding.

(2)	Since restricted stock units do not have any exercise price, such units are not included in the weighted average exercise price calculation.

Issuer Purchases of Equity Securities

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We did not repurchase any shares of common stock during the year ended December 31, 2015. In prior years, we repurchased a total of 592,827 shares, leaving 657,173 shares remaining under this authorization.

The graph below matches Repligen Corporation’s cumulative 69-month total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the NASDAQ Pharmaceutical index, and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from March 31, 2010 to December 31, 2015.

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

The following selected consolidated financial data are derived from the audited financial statements of Repligen. The selected financial data set forth below should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report, our Annual Reports on Form 10-K for the fiscal years ended December 31, 2014, 2013 and 2012 and our Transition Report on Form 10-K for the nine months ended December 31, 2011.

(In thousands, except per share data)	2015 (1)	2014	2013	2012 (2)	Nine Months Ended December 31, 2011
Revenue:
Product revenue	$83,537	$60,431	$47,482	$41,834	$13,215
Royalty and other revenue	—	3,117	20,687	20,433	10,235

Total revenue	83,537	63,548	68,169	62,267	23,450
Operating expenses:
Cost of product revenue	35,251	28,022	22,481	24,957	5,157
Cost of royalty and other revenue	—	—	2,682	2,213	1,315
Research and development	5,740	5,609	7,341	10,490	9,462
Selling, general and administrative	24,699	17,154	12,701	13,227	9,050
Contingent consideration – fair value adjustments	4,083	2,072	91	611	—
Gain on bargain purchase	—	—	—	(314)	(427)

Total operating expenses	69,773	52,857	45,296	51,184	24,557

Income (loss) from operations	13,764	10,691	22,873	11,083	(1,107)
Investment income	136	309	301	219	161
Interest expense	(32)	(50)	(50)	(57)	(28)
Other income (expense)	(445)	188	(110)	26	(623)

Income (loss) before income taxes	13,423	11,138	23,014	11,271	(1,597)
Income tax (benefit) provision	4,078	2,968	6,921	(2,885)	16

Net income (loss)	$9,345	$8,170	$16,093	$14,156	$(1,613)

Earnings (loss) per share:
Basic	$0.28	$0.25	$0.51	$0.46	$(0.05)

Diluted	$0.28	$0.25	$0.50	$0.45	$(0.05)

Weighted average shares outstanding:
Basic	32,882	32,498	31,667	30,914	30,774

Diluted	33,577	33,264	32,407	31,253	30,774

	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and marketable securities (3)	$73,407	$62,003	$73,842	$49,970	$36,025
Working capital	84,471	70,264	75,049	55,457	39,431
Total assets	146,237	128,293	118,645	97,010	76,057
Long-term obligations	4,708	5,879	3,458	2,133	2,606
Accumulated deficit	(71,542)	(80,887)	(89,057)	(105,151)	(119,307)
Stockholders’ equity	122,748	111,732	103,886	84,125	65,987

(1)	Includes the full year impact of the Refine Acquisition on June 2, 2014.
(2)	Includes the full year impact of the Novozymes Acquisition on December 20, 2011.
(3)	Excludes restricted cash of $450,000 for the year ended December 31, 2015 and 2014 and $200,000 for all other years presented related to our headquarters’ lease arrangement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Repligen Corporation (“Repligen,” the “Company” or “we”) is a bioprocessing company focused on the development, production and commercialization of innovative products used in the process of manufacturing biologic drugs (“bioprocessing”). Biologic drugs include monoclonal antibodies, recombinant proteins and vaccines and represent a growing area of drug development. Our customers include leading life sciences companies, global biopharmaceutical companies, and contract manufacturers worldwide. The high-value technologies that we provide enable biologics manufacturers to cost-effectively increase drug production yields while retaining the highest quality and safety standards.

Repligen is a longtime global market leader in the manufacture of Protein A ligands, sold to life sciences companies under long term supply agreements. Protein A is a critical reagent used to purify therapeutic monoclonal antibodies (“mAbs”) on the market (over 50) or in development (over 300). In December 2011, we strengthened our Protein A market leadership with the acquisition of Novozymes’s bioprocessing business (“Novozymes”) in Lund, Sweden (the “Novozymes Acquisition”).

We established and have executed on a diversification strategy to selectively expand the number of bioprocessing products that we sell direct to end users. With the Novozymes Acquisition, we gained a portfolio of growth factors, led by LONG® R3 IGF-1, which is used in cell culture media to increase productivity. LONG®R3 IGF-1 is sold in collaboration with MilliporeSigma (formerly Sigma Aldrich), our exclusive distributor for the product. We also developed and directly market our OPUS® process-scale line of pre-packed chromatography columns for the capture and purification of biologic drugs in clinical development. Most recently, in June 2014, we acquired the business of Refine Technology, including Refine’s Alternating Tangential Flow (“ATF”) System, a best-in-class device used to generate extremely high cell concentrations during the fermentation step of the biologic drug manufacturing process (the “Refine Business” and the acquisition of the Refine Business, the “Refine Acquisition”).

We market our products globally through a direct commercial organization in the U.S., Europe and Asia, as well as through strategic partners in select markets. In 2014 and 2015, we invested in expanding our global commercial organization, adding world-class sales, marketing and applications personnel who interact directly with our end users. Our customer base comprises of leading life sciences companies, major contract manufacturers and 20 of the top 25 biopharmaceutical companies.

Customers use our products to produce initial quantities of drug for clinical studies, then scale-up to larger volumes as the drug progresses to commercial production following regulatory approval. Detailed specifications for a drug’s manufacturing process are included in applications that must be approved by regulators, such as the U.S. Food and Drug Administration and the European Medicines Agency, throughout the clinical trial process and prior to final commercial approval. As a result, products that become part of the manufacturing specifications of a late-stage clinical or commercial process can be very “sticky” due to the regulatory hurdles, costs and uncertainties associated with displacing them.

Many of our products are early in their adoption cycle, and together with the expansion of our commercial organization and strategic acquisitions, have contributed to product revenue expansion from $41.8 million in 2012 to $83.5 million in 2015. To meet increased demand for our products, we have increased the volume and scale of manufacturing at our two manufacturing facilities in the U.S. and Sweden.

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

Revenue recognition

Product Sales

We generate revenue from the sale of bioprocessing products, equipment devices, and related consumables used with these equipment devices to customers in the life science and biopharmaceutical industries. On product sales to end customers, revenue is recognized, net of discounts, when both the title and risk of loss have transferred to the customer, as determined by the shipping terms provided there are no uncertainties regarding acceptance, and all obligations have been completed. Generally, our product arrangements for equipment sales are multiple element arrangements, and may include services, such as installation and training, and multiple products, such as consumables and spare parts. In accordance with ASC 605-25, based on terms and conditions of the product arrangements, the Company believes that these services and undelivered products can be accounted for separately from the delivered product element as the delivered products have value to our customers on a standalone basis. Accordingly, revenue for services not yet performed at the time of product shipment are deferred and recognized as such services are performed. The relative selling price of any undelivered products is also deferred at the time of shipment and recognized as revenue when these products are delivered. For product sales to distributors, the Company recognizes revenue for both equipment and consumables upon delivery to the distributors unless direct shipment to the end user’s is requested. In this case, revenue is recognized upon delivery to the end user’s location. In general, distributors are responsible for shipment to the end customer along with installation, training and acceptance of the equipment by the end customer. Shipments to distributors are not contingent upon resale of the product. We have a few longstanding customers who comprise the majority of revenue and have excellent payment histories and therefore we do not require collateral. We have had no significant write-offs of uncollectible invoices in the periods presented.

At the time of sale, we also evaluate the need to accrue for warranty and sales returns. The supply agreements we have with our customers and related purchase orders identify the terms and conditions of each sale and the price of the goods ordered. Due to the nature of the sales arrangements, inventory produced for sale is tested for quality specifications prior to shipment. Since the product is manufactured to order and in compliance with required specifications prior to shipment, the likelihood of sales return, warranty or other issues is largely diminished. Furthermore, there is no customer right of return in our sales agreements. Sales returns and warranty issues are infrequent and have not had a material impact on our financial statements historically.

Shipping and handling fees are recorded as a component of product revenue, with the associated costs recorded as a component of cost of product revenue.

Orencia Royalty

In April 2008, we settled our outstanding litigation with Bristol and began recognizing royalty revenue from that settlement in fiscal year 2009 for Bristol’s net sales in the United States of Orencia®, which is used in the treatment of rheumatoid arthritis. Pursuant to the settlement with Bristol, we recognized royalty revenue of $17,881,000 for the fiscal year ended December 31, 2013. Revenue earned from Bristol royalties was recorded in the periods when it was earned based on royalty reports sent by Bristol to us. We have no continuing obligations to Bristol as a result of this settlement. Our royalty agreement with Bristol provided that we would receive such royalty payments on sales of Orencia® by Bristol through December 31, 2013. These royalty payments have ceased.

Pfizer License Agreement

In December 2012, we entered into an exclusive worldwide licensing agreement (the “License Agreement”) with Pfizer to advance the SMA program, which is led by RG3039 and also includes backup compounds and enabling technologies. Under the terms of the License Agreement, we received $5 million from Pfizer as an upfront payment on January 22, 2013, a $1 million milestone payment on September 4, 2013 and a $1 million milestone payment on December 28, 2014. On January 26, 2015, Pfizer sent us a termination notice, and the License Agreement expired on April 25, 2015.

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

Research and Development Agreements

We did not recognize any revenue from sponsored research and development projects in the fiscal years ended December 31, 2015 and 2014. For the fiscal year ended December 31, 2013, we recognized $1,589,000 of revenue from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, the Muscular Dystrophy Association, GoFar and the European Friedrich’s Ataxia Consortium for Translational Studies.

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

Business combinations

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. The fair value of contingent consideration includes estimates and judgments made by management regarding the probability that future contingent payments will be made, the extent of royalties to be earned in excess of the defined minimum royalties, etc. Management updates these estimates and the related fair value of contingent consideration at each reporting period based on the estimated probability of achieving the earnout targets and applying a discount rate that captures the risk associated with the expected contingent payments. To the extent our estimates change in the future regarding the likelihood of achieving these targets we may need to record material adjustments to our accrued contingent consideration. Changes in the fair value of contingent consideration are recorded in our Statement of Operations. The largest and most judgmental component of our contingent consideration relates to the contingent consideration tied to Refine sales targets. The remaining maximum potential liability related to Refine’s sales based contingent consideration is $9.9 million, and we have accrued approximately $6.4 million as of December 31, 2015 as the estimated fair value. Fair value estimates are based on our projections of future Refine sales.

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

Goodwill

We test goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. Our annual impairment test date is the last day of our fiscal year, December 31, 2015. The Company performed its annual impairment test over the Company’s one reporting unit and concluded that goodwill was not impaired.

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

The expected term of options granted represents the period of time for which the options are expected to be outstanding and is derived from our historical stock option exercise experience and option expiration data. For purposes of estimating the expected term, we have aggregated all individual option awards into one group, as we do not expect substantial differences in exercise behavior among our employees. The expected volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of options granted. We determined the expected volatility based upon the historical volatility of our common stock over a period commensurate with the option’s expected term. The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date. We have never declared or paid any cash dividends on any of our capital stock and do not expect to do so in the foreseeable future. Accordingly, we use an expected dividend yield of zero to calculate the grant-date fair value of a stock option.

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

For the fiscal years ended December 31, 2015, 2014 and 2013, we recorded stock-based compensation expense of approximately $3,598,000, $1,766,000 and $1,060,000, respectively, for share-based awards granted under all of the Company’s stock plans.

As of December 31, 2015, there was $6,547,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.08 years. We expect 623,652 unvested options to vest over the next five years.

Income Taxes

Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate our tax position on a quarterly basis. We also accrue for potential interest and penalties related to unrecognized tax benefits in income tax expense.

RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related footnotes thereto.

Revenues

Total revenues for fiscal years 2015, 2014, and 2013 were comprised of the following:

	Years ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in thousands, except percentages)
Bioprocessing product revenue	$83,537	$60,431	$47,482	38%	27%
Royalty and other revenue	—	3,117	20,687	(100%)	(85%)

Total revenue	$83,537	$63,548	$68,169	31%	(7%)

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

For fiscal 2015, bioprocessing product sales increased by $23,106,000 or 38% as compared to fiscal 2014, due largely to increased volumes in our affinity ligand and ATF products. We sell our various bioprocessing products at different price points. The mix of products sold varies and impacts the fluctuations in total product revenue and cost of product revenues from period to period.

For fiscal 2014, bioprocessing product sales increased by $12,949,000 or 27% as compared to fiscal 2013 primarily due to sales of the ATF System following the Refine Acquisition.

Pursuant to the settlement with Bristol, we recognized royalty revenue of $17,881,000 in fiscal 2013. As this royalty arrangement with Bristol expired on December 31, 2013, we do not recognize any further royalty revenue from Bristol.

We recognized $2,126,000 of revenue for fiscal 2014 from the out-license of our HDACi portfolio to BioMarin on January 21, 2014. We also recognized $1,000,000 and $1,217,000 of revenue for fiscal 2014 and 2013, respectively, from the out-license of our Spinal Muscular Atrophy program to Pfizer on December 28, 2012. In fiscal 2013, we also recognized $1,589,000 of revenue from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, the Muscular Dystrophy Association, GoFar and the European Friedrich’s Ataxia Consortium for Translational Studies. We did not recognize any such revenue in fiscal 2015, and we do not expect to recognize any research and license revenue or to receive any incremental funding for our therapeutic development programs going forward.

Costs and operating expenses

Total costs and operating expenses for fiscal years 2015, 2014, and 2013 were comprised of the following:

	Years ended December 31,			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in thousands, except percentages)
Cost of product revenue	$35,251	$28,022	$22,481	26%	25%
Cost of royalty and other revenue	—	—	2,682	—	(100%)
Research and development	5,740	5,609	7,341	2%	(24%)
Selling, general and administrative	24,699	17,154	12,701	44%	35%
Contingent consideration – fair value adjustments	4,083	2,072	91	97%	2,177%

Total costs and operating expenses	$69,773	$52,857	$45,296	32%	17%

For fiscal 2015, cost of product revenue increased $7,229,000 or 26% as compared to fiscal 2014. This increase is primarily due to the increased product revenue noted above. For fiscal 2014, cost of product revenue increased $5,541,000 or 25% as compared to fiscal 2013. This increase is primarily due to the increased product revenue noted above and the addition of the Refine Business.

Gross margins were 58%, 54%, and 53% for fiscal 2015, 2014, and 2013, respectively. During fiscal 2015, gross margins increased compared to fiscal 2014 due to favorable Refine margins, increased capacity utilization and product mix. During fiscal 2014, gross margins increased slightly compared to fiscal 2013 due to favorable Refine margins, increased capacity utilization and product yield which offset higher expenses related to our facility expansion to bring manufacturing for our ATF systems to our Waltham facility.

Pursuant to the settlement with Bristol, we remitted 15% of royalty revenue received through the expiration of the agreement in December 2013 to the University of Michigan. Cost of royalty revenue for fiscal year 2013 was $2,682,000. As this royalty arrangement with Bristol expired on December 31, 2013, we do not expect to incur any further cost of royalty revenue to the University of Michigan.

During fiscal 2015, 2014 and 2013, research and development expenses were primarily related to bioprocessing products which included personnel, supplies and other research expenses. In August 2012, we announced a strategic focus on our Bioprocessing business and a simultaneous effort to find partners, out-licensing opportunities or other funding arrangements with external parties to reduce or eliminate the net expenditures on research and development activities for our therapeutic programs. In January 2013, we announced that we entered into an outlicensing agreement with Pfizer, Inc. for our Spinal Muscular Atrophy program, under an arrangement that would provide $5.0 million up front and up to $65.0 million in milestone payments, plus royalties. On January 26, 2015, Pfizer notified us that they were terminating this arrangement for convenience effective as of April 26, 2015. In January 2014, we announced that we entered into an outlicensing agreement with BioMarin Pharmaceutical Inc. for our Friedreich’s ataxia portfolio, under an arrangement that would provide $2.0 million up front and up to $160.0 million in future milestones, plus royalties.

Due to the small size of the Company and the fact that these various programs share personnel and fixed costs, we do not track all of our expenses or allocate any fixed costs by program, and therefore, have not provided an estimate of historical costs incurred by project. In addition to the legacy product research, the current single-use ATF project incurs expenses related to product development, sterilization, validation testing, and other research related expenses.

For fiscal 2015, research and development expenses increased by $131,000 or 2%. This increase is primarily related to the timing of expenditures, including personnel, supplies and other development expenses related to our new products in development.

For fiscal 2014, research and development expenses decreased by $1,732,000 or 24%. This decrease is directly related to our decision in 2012 to exit therapeutic drug development and is partially offset by an increase in bioprocessing research and development expense.

We expect our research and development expenses in the year ending December 31, 2016, which relate to bioprocessing product development, to increase.

Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts, including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

For fiscal 2015, SG&A costs increased by $7,545,000 or 44% as compared to fiscal 2014. This increase is primarily due to higher administrative expenses related to the implementation of an inventory accounting software package, the buildout of our administrative infrastructure to support future growth and the expansion of our customer-facing activities to drive sales of our bioprocessing products. This increase is partially offset by $818,000 of closing and transition costs incurred in 2014 related to the Refine Acquisition. We expect SG&A expenses to increase in the year ending December 31, 2016 as we continue to expand our sales and marketing activities to drive future sales of our bioprocessing products.

For fiscal 2014, SG&A costs increased by $4,454,000 or 35% as compared to fiscal 2013. This increase is primarily due to the expansion of our sales and marketing activities and closing and transition costs associated with the Refine Acquisition.

Contingent Consideration

For fiscal 2015, our contingent consideration liability increased approximately $2,943,000 compared to fiscal 2014. The increase is primarily attributed to a $4,048,000 increase in the fair value of the contingent consideration stemming from the Refine acquisition, partially offset by payments of approximately $1,139,000. The contingent consideration for this period stems from the BioFlash and Refine acquisitions. The contingent consideration related to BioFlash is valued using management’s estimates of royalties to be paid to the former shareholders of BioFlash based on sales of the acquired assets. The contingent consideration related to the Refine Acquisition is valued using management’s estimates of expected future milestone payments based on forecasted sales of the acquired assets and portion of any receipts that might be received in connection with the resolution, withdrawal or settlement of certain patent disputes with a third party to be paid to the former shareholders of Refine. The fair value of contingent consideration at December 31, 2015 and 2014 was $6,788,000 and $3,845,000, respectively.

For fiscal 2014, our contingent consideration liability increased approximately $2,196,000 compared to fiscal 2013. The increase is primarily attributed to $3,321,000 stemming from the Refine Acquisition. The contingent consideration for this period stems from the Novozymes, BioFlash and Refine acquisitions. The contingent consideration related to the Novozymes Acquisition is based upon actual amounts remaining to be paid to Novozymes Denmark per the Deed of Settlement and Amendment entered into on May 5, 2014. The contingent consideration related to BioFlash is valued using management’s estimates of royalties to be paid to the former shareholders of BioFlash based on sales of the acquired assets. The contingent consideration related to the Refine Acquisition is valued using management’s estimates of expected future milestone payments based on forecasted sales of the acquired assets and portion of any receipts that might be received in connection with the resolution, withdrawal or settlement of certain patent disputes with a third party to be paid to the former shareholders of Refine.

Investment income

Investment income includes income earned on invested cash balances. Investment income for fiscal 2015, 2014, and 2013 was $136,000, $309,000, and $301,000, respectively. The decrease of $173,000 or 56% for fiscal 2015 was primarily due to lower invested funds during 2015 compared to 2014. The increase of $8,000 or 3% for fiscal 2014 compared to fiscal 2013 was due to slightly higher interest rates and adjusted investment mix. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Provision for income taxes

The provision for income taxes for the year ended December 31, 2015 totaled $4,078,000. Our current tax provision of $3,745,000 primarily relates to a foreign tax provision of $3,507,000 and $315,000 related to the resolution of our uncertain tax position for historic research and development credits and certain state apportionment matters. Our deferred tax provision of $333,000 is primarily due to an increase in deferred tax liabilities related to tax amortization of indefinite lived intangibles.

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

In June 2015, we received a final assessment from the Massachusetts Department of Revenue (“DOR”) regarding an examination for the years ended March 31, 2010 and 2011 and the nine months ended December 31, 2011. This examination related to the qualification of Research and Development tax credits. The final settlement resulted in a payment to the DOR of approximately $141,000.

In December 2015, we reached a negotiated settlement with the DOR regarding an appeal of an assessment made in 2013 for the years ended March 31, 2008 and 2009. The primary issues in the appeal related to the sourcing of intellectual property settlements and the qualification of Research and Development tax credits. The final settlement resulted in a payment to the DOR of approximately $1,012,000.

Liquidity and capital resources

We have financed our operations primarily through revenues derived from product sales, research grants, as well as proceeds and royalties from license arrangements and a litigation settlement. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

At December 31, 2015, we had cash and marketable securities of $73,407,000 compared to $62,003,000 at December 31, 2014. In fiscal 2014 we utilized $21,236,000 of cash in the Refine Acquisition and invested an additional $3,400,000 in the expansion of our Waltham manufacturing and administrative facility. A deposit for leased office space of $450,000 and $200,000 is classified as restricted cash and is not included in cash and marketable securities totals for December 31, 2015 or December 31, 2014, respectively.

Cash flows

(In thousands)
Cash provided by (used in)	Year ended December 31, 2015	Increase / (Decrease)	Year ended December 31, 2014	Increase / (Decrease)	Year ended December 31, 2013
Operating activities	$15,053	$(3,348)	$18,401	$(7,529)	$25,930
Investing activities	4,791	24,583	(19,792)	(1,886)	(17,906)
Financing activities	767	(913)	1,680	(842)	2,522

Operating activities

For fiscal 2015, our operating activities provided cash of $15,053,000 reflecting net income of $9,345,000 and non-cash charges totaling $12,158,000 including depreciation, amortization, stock-based compensation charges, deferred tax changes and the revaluation of contingent consideration. Increases in accounts payable and long-term liabilities provided an additional $5,139,000 of cash. Increases in accounts receivable, inventories and prepaid expenses and other current assets consumed $10,155,000 of cash. Decreases in accrued liabilities consumed $1,592,000 of cash.

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

Investing activities

We place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines. For fiscal 2015, our investing activities provided $4,791,000 of cash, comprised of $7,419,000 of net redemptions of marketable securities, offset by $2,628,000 of fixed asset additions. In fiscal 2014, our investing activities consumed $19,792,000 of cash, comprised of $21,236,000 for the Refine Acquisition, $5,602,000 of fixed asset additions as we completed the second phase of our Waltham facility expansion and a $250,000 increase in restricted cash related to our amended lease for our Waltham facility and partially offset by $7,296,000 of net redemptions of marketable securities. In fiscal 2013, our investing activities consumed $17,906,000 of cash, which is comprised of $13,272,000 of net purchases of marketable securities and $4,635,000 of fixed asset additions as we completed the first phase of our Waltham facility expansion.

Financing activities

Exercises of stock options provided cash receipts of $866,000, $1,680,000 and $2,450,000 in fiscal 2015, 2014 and 2013, respectively. In fiscal 2013, an excess tax benefit related to stock option exercises provided $72,000. Payments to Refine in 2015 related to achieving 2014 sales goals totaled $1,000,000, of which $99,000 related to our fair value of this liability as of the acquisition date and is included as part of financing activities. The remaining amounts are included as an offset to our cash provided by operating activities.

Off-balance sheet arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual obligations

As of December 31, 2015, we had the following fixed obligations and commitments (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1 –3 Years	3 –5 Years	More than 5 Years
Operating lease obligations	$11,497	$2,343	$3,322	$2,789	$3,043
Purchase obligations (1)	5,729	5,729	—	—	—
Contingent consideration (2)	6,788	4,480	2,308	—	—

Total	$24,014	$12,552	$5,630	$2,789	$3,043

(1)	Primarily represents purchase orders for the procurement of raw material for manufacturing.
(2)	Represents the current estimated fair value of contingent consideration amounts relating to acquisitions. These amounts are recorded in accrued expenses and long term liabilities on our consolidated balance sheets. We have contingent consideration for an earnout pertaining to the Refine Acquisition, and upon the achievement of certain milestones in the Asset Purchase Agreement entered into with Refine, we could make additional payments of up to $9.9 million. It is not possible to predict with reasonable certainty whether these milestones will be achieved or the timing for achievement.

Capital requirements

Our future capital requirements will depend on many factors, including the following:

•	the expansion of our bioprocessing business;

•	the ability to sustain sales and profits of our bioprocessing products;

•	our ability to acquire additional bioprocessing products;

•	our ability to realize value from our outlicensed early stage CNS programs and the RG1068 program;

•	the scope of and progress made in our research and development activities;

•	the extent of any share repurchase activity; and

•	the success of any proposed financing efforts.

Absent acquisitions of additional products, product candidates or intellectual property, we believe our current cash balances are adequate to meet our cash needs for at least the next 24 months. We expect operating expenses in the year ending December 31, 2016 to increase as we continue to expand our bioprocessing business. We expect to incur continued spending related to the development and expansion of our bioprocessing product lines and expansion of our commercial capabilities for the foreseeable future. Our future capital requirements may include, but are not limited to, purchases of property, plant and equipment, the acquisition of additional bioprocessing products and technologies to complement our existing manufacturing capabilities, and continued investment in our intellectual property portfolio.

We plan to continue to invest in our bioprocessing business and in key research and development activities associated with the development of new bioprocessing products. We actively evaluate various strategic transactions on an ongoing basis, including licensing or acquiring complementary products, technologies or businesses that would complement our existing portfolio. We continue to seek to acquire such potential assets that may offer us the best opportunity to create value for our shareholders. In order to acquire such assets, we may need to seek additional financing to fund these investments. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of any such acquisition-related financing needs or lower demand for our products, we may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt funding. The sale of equity and convertible debt securities may result in dilution to our stockholders, and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, if at all.

Net operating loss carryforwards

At December 31, 2015, we had net operating loss carryforwards of approximately $46,984,000 and business tax credits carryforwards of approximately $1,920,000 available to reduce future federal income taxes, if any. The net operating loss and business tax credits carryforwards will continue to expire at various dates through December 2035. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

Foreign earnings

At December 31, 2015, we have not provided for U.S. income taxes or foreign withholding taxes on outside basis differences of foreign subsidiaries of approximately $30,322,000 as we have the ability and intend to indefinitely reinvest the undistributed earnings of Repligen Sweden and Repligen Singapore Pte. Ltd., and there are no needs for such earnings in the U.S. that would contradict our plan to indefinitely reinvest.

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

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point decrease in interest rates would result in an approximate $93,000 decrease in the fair value of our investments as of December 31, 2015. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited.

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

Although a majority of our contracts are denominated in U.S. dollars, 33% and 37% of total revenues during fiscal 2015 and 2014, respectively, were denominated in foreign currencies while 23% and 31% of our costs and expenses during fiscal 2015 and 2014, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 43% and 41% of our consolidated tangible assets were subject to foreign currency exchange fluctuations as of each of December 31, 2015 and 2014, respectively, while 21% and 27% of our consolidated liabilities were exposed to foreign currency exchange fluctuations as of each of December 31, 2015 and 2014, respectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO).

Subject to the foregoing, based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2015.

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

(c) Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Repligen Corporation:

We have audited Repligen Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Repligen Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Repligen Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Repligen Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Repligen Corporation and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 25, 2016

(d) Changes in Internal Control Over Financial Reporting

Beginning in the second quarter of 2015, we added a number of new procedures to enhance our internal controls over revenue recognition and inventory costing. A number of these controls are automated system processes that were added in conjunction with the implementation of our enterprise resource planning (“ERP”) system. Additional controls were added to ensure that procedures were subject to proper review and to ensure the accuracy of information entered into our ERP system. We reviewed and tested these new controls as part of our assessment of the effectiveness of our internal controls as of and for the year ended December, 31, 2015.

Except as otherwise described above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference) (SEC File No. 000-14656).

3.3	Amendment No. 1 to the Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 20, 2011 and incorporated herein by reference).

3.4	Amendment No. 2 to the Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.1*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and Walter C. Herlihy (filed as Exhibit 10.3 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.2*	Employment Agreement, dated March 14, 1996, between Repligen Corporation and James R. Rusche (filed as Exhibit 10.4 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

10.3*	Repligen Executive Incentive Compensation Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on form 8-K filed on December 14, 2005 and incorporated herein by reference).

10.4*	The Amended 1992 Repligen Corporation Stock Option Plan, as amended (filed as Exhibit 4.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference) (SEC File No. 000-14656).

10.5*	The Second Amended and Restated 2001 Repligen Corporation Stock Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on September 18, 2008 and incorporated herein by reference).

10.6.1*	The Amended and Restated 2001 Repligen Corporation Stock Option Plan, Form of Incentive Stock Option Agreement (filed as Exhibit 10.14 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.6.2*	The Amended and Restated 2001 Repligen Corporation Stock Plan, Form of Restricted Stock Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on January 9, 2006 and incorporated herein by reference).

10.7	Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference) (SEC File No. 000-14656).

Exhibit Number	Document Description
10.8#	License Agreement by and between The Scripps Research Institute and Repligen Corporation dated April 6, 2007 (filed as Exhibit 10.18 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2007 and incorporated herein by reference).

10.9#	Strategic Supplier Alliance Agreement dated January 28, 2010 by and between Repligen Corporation and GE Healthcare Bio-Sciences AB (filed as Exhibit 10.17 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2010 and incorporated herein by reference).

10.10	First Amendment to Lease, dated July 5, 2011, by and between Repligen Corporation and TC Saracen, LLC (filed as Exhibit 10.1 to Repligen’s Current Report on Form 8-K filed on July 8, 2011 and incorporated herein by reference).

10.11	Lease Between Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB) as Tenant and i-parken i Lund AB as Landlord, St. Lars Vag 47, 220 09 Lund, Sweden (filed as Exhibit 10.18 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.12#	Amendment No. 1 to Strategic Supplier Alliance Agreement, by and between GE Healthcare Bio-Sciences AB and Repligen Corporation, dated as of October 27, 2011 (filed as Exhibit 10.19 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.13#	Strategic Supplier Alliance Agreement – Contract Manufacturing, by and between GE Healthcare Bio-Sciences AB and Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB), dated as of July 7, 2011 (filed as Exhibit 10.20 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.14#	Amendment to Strategic Supply Alliance Agreement, by and between GE Healthcare Bio-Sciences AB and Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB), dated as of October 27, 2011 (filed as Exhibit 10.21 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.15*	Repligen Corporation Amended and Restated 2012 Stock Option and Incentive Plan (filed as Exhibit 99.1 to Repligen Corporation’s Form S-8 filed on June 2, 2014 and incorporated herein by reference).

10.16*	Repligen Corporation Non-Employee Directors’ Deferred Compensation Plan. (filed as Exhibit 10.16 to Repligen Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated by reference)

10.17#	Asset Purchase Agreement, dated January 21, 2014, by and between Repligen Corporation and BioMarin Pharmaceutical Inc. (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

10.18#	Asset Purchase Agreement, dated as of June 2, 2014, by and among Repligen Corporation, Refine Technology, LLC, Jerry Shevitz, certain members of Refine Technology, LLC, Refine Technology Sales LLC, and Refine Technology Sales Asia Pte. Ltd. (filed as Exhibit 10.3 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).

10.19	Fourth Amendment to Lease, dated March 26, 2014, by and between Repligen Corporation and Centerpoint Acquisitions LLC (filed as Exhibit 10.3 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated by reference herein).

10.20*	Letter Agreement, dated as of April 7, 2014, by and between Repligen Corporation and Tony J. Hunt (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 6, 2014 and incorporated herein by reference).

Exhibit Number	Document Description
10.21*

Letter Agreement, dated as of June 10, 2014, by and between Repligen Corporation and Jon K. Snodgres (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on

July 15, 2014 and incorporated herein by reference).

10.22*	Transitional Services and Separation Agreement, dated as of January 22, 2015, by and between Repligen Corporation and Walter C. Herlihy, Jr. (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on January 23, 2015 and incorporated herein by reference).

10.23*	Employment Agreement, dated as of February 26, 2015, by and between Repligen Corporation and Tony J. Hunt (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K/A filed on March 2, 2015 and incorporated herein by reference).

10.24*

Repligen Corporation Amended and Restated Non-Employee Directors’ Compensation Policy (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended

June 30, 2015 and incorporated herein by reference).

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of Ernst & Young LLP.

24.1+	Power of Attorney (included on signature page).

31.1+	Rule 13a-14(a)/15d-14(a) Certification.

31.2+	Rule 13a-14(a)/15d-14(a) Certification.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Repligen Corporation on Form 10-K for the fiscal year ended December 31, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

#	Confidential treatment obtained as to certain portions.
*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

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

REPLIGEN CORPORATION

Date: February 25, 2016	By:	/s/ TONY J. HUNT
Tony J. Hunt President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby makes, constitutes and appoints Tony J. Hunt and Jon K. Snodgres with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any or all amendments to this Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents of any of them, or any substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TONY J. HUNT Tony J. Hunt	President, Chief Executive Officer and Director (Principal executive officer)	February 25, 2016

/s/ JON K. SNODGRES Jon K. Snodgres	Chief Financial Officer (Principal financial and accounting officer)	February 25, 2016

/s/ KAREN DAWES Karen Dawes	Chairperson of the Board	February 25, 2016

/s/ GLENN L. COOPER Glenn L. Cooper, M.D.	Director	February 25, 2016

/s/ JOHN G. COX John G. Cox	Director	February 25, 2016

/s/ ALFRED L. GOLDBERG Alfred L. Goldberg, Ph.D.	Director	February 25, 2016

/s/ GLENN P. MUIR Glenn P. Muir	Director	February 25, 2016

/s/ THOMAS F. RYAN, JR. Thomas F. Ryan, Jr.	Director	February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Repligen Corporation:

We have audited the accompanying consolidated balance sheets of Repligen Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Repligen Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Repligen Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 25, 2016

REPLIGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$54,092	$35,363
Marketable securities	17,682	23,090
Accounts receivable, less reserve for doubtful accounts of $31 and $41, respectively	11,300	7,760
Royalties and other receivables	82	240
Inventories, net	17,998	12,384
Deferred tax asset, net	—	5
Prepaid expenses and other current assets	2,098	2,104

Total current assets	103,252	80,946
Property, plant and equipment, net	13,801	14,526
Long-term marketable securities	1,633	3,550
Intangible assets, net	12,755	14,636
Goodwill	14,346	14,185
Restricted cash	450	450

Total assets	$146,237	$128,293

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,724	$3,863
Accrued liabilities	12,057	6,819

Total current liabilities	18,781	10,682
Other long-term liabilities	4,708	5,879
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 32,949,353 shares at December 31, 2015 and 32,774,374 shares at December 31, 2014 issued and outstanding	329	328
Additional paid-in capital	202,527	198,064
Accumulated other comprehensive loss	(8,566)	(5,773)
Accumulated deficit	(71,542)	(80,887)

Total stockholders’ equity	122,748	111,732

Total liabilities and stockholders’ equity	$146,237	$128,293

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share data)	Years ended December 31,
	2015	2014	2013
Revenue:
Product revenue	$83,537	$60,431	$47,482
Royalty and other revenue	—	3,117	20,687

Total revenue	83,537	63,548	68,169
Operating expenses:
Cost of product revenue	35,251	28,022	22,481
Cost of royalty and other revenue	—	—	2,682
Research and development	5,740	5,609	7,341
Selling, general and administrative	24,699	17,154	12,701
Contingent consideration – fair value adjustments	4,083	2,072	91

Total operating expenses	69,773	52,857	45,296

Income from operations	13,764	10,691	22,873
Investment income	136	309	301
Interest expense	(32)	(50)	(50)
Other income (expense)	(445)	188	(110)

Income before income taxes	13,423	11,138	23,014
Income tax (benefit) provision	4,078	2,968	6,921

Net income	$9,345	$8,170	$16,093

Earnings per share:
Basic	$0.28	$0.25	$0.51

Diluted	$0.28	$0.25	$0.50

Weighted average shares outstanding:
Basic	32,881,940	32,497,657	31,667,015

Diluted	33,577,091	33,263,667	32,406,641

Other comprehensive income:
Unrealized (loss) gain on investments	22	(28)	(19)
Foreign currency translation (loss) gain	(2,815)	(7,743)	106

Comprehensive income	$6,552	$399	$16,180

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Number of Shares	Amount
Balance, December 31, 2012	31,195,041	$312	$187,051	$1,911	$(105,150)	$84,124

Net income					16,093	16,093
Unrealized loss on investments				(19)		(19)
Foreign currency translation adjustment				106		106
Share-based compensation expense			1,060			1,060
Exercise of stock options and vesting of restricted stock	730,700	7	2,515			2,522

Balance, December 31, 2013	31,925,741	$319	$190,626	$1,998	$(89,057)	$103,886

Net income					8,170	8,170
Unrealized loss on investments				(28)		(28)
Foreign currency translation adjustment				(7,743)		(7,743)
Share-based compensation expense			1,766			1,766
Shares issued in acquisition	215,285	2	3,998			4,000
Exercise of stock options and vesting of restricted stock	633,348	7	1,674			1,681

Balance, December 31, 2014	32,774,374	$328	$198,064	$(5,773)	$(80,887)	$111,732

Net income					9,345	9,345
Unrealized gain on investments				22		22
Foreign currency translation adjustment, net				(2,815)		(2,815)
Share-based compensation expense			3,598			3,598
Exercise of stock options and vesting of restricted stock	174,979	1	865			866

Balance, December 31, 2015	32,949,353	$329	$202,527	$(8,566)	$(71,542)	$122,748

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income:	$9,345	$8,170	$16,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,594	4,020	3,114
Stock-based compensation expense	3,598	1,766	1,060
Deferred tax expense (benefit)	(118)	295	2,788
Loss on revaluation of contingent consideration	4,083	2,072	91
Loss on disposal of assets	1	35	2
Changes in assets and liabilities:
Accounts receivable	(3,729)	(1,597)	(774)
Royalties and other receivables	158	6,557	2,400
Inventories	(6,149)	(860)	(626)
Prepaid expenses and other current assets	(277)	(820)	58
Accounts payable	3,024	2,288	(734)
Accrued liabilities	(1,592)	(2,489)	1,257
Long-term liabilities	2,115	(1,036)	1,201

Net cash provided by operating activities	15,053	18,401	25,930

Cash flows from investing activities:
Purchases of marketable securities	(20,168)	(27,508)	(42,480)
Redemptions of marketable securities	27,587	34,804	29,209
Acquisition of assets of Refine Technology, LLC	—	(21,236)	—
Increase of restricted cash	—	(250)	—
Purchases of property, plant and equipment	(2,628)	(5,602)	(4,635)

Net cash provided by (used in) investing activities	4,791	(19,792)	(17,906)

Cash flows from financing activities:
Exercise of stock options	866	1,680	2,450
Excess tax benefit on exercise of stock options	—	—	72
Payments of contingent consideration	(99)	—	—

Net cash provided by financing activities	767	1,680	2,522

Effect of exchange rate changes on cash and cash equivalents	(1,882)	(4,756)	74

Net increase (decrease) in cash and cash equivalents	18,729	(4,467)	10,620
Cash and cash equivalents, beginning of period	35,363	39,830	29,210

Cash and cash equivalents, end of period	$54,092	$35,363	$39,830

Supplemental information:
Income taxes paid	$4,948	$2,547	$1,264

	Years ended December 31,
	2015	2014	2013
Business Acquisitions:
Fair value of tangible assets acquired	—	1,175	—
Fair value of accounts receivable	—	1,647	—
Fair value of other assets	—	184	—
Liabilities assumed	—	(365)	—
Fair value of stock issued	—	(4,000)	—
Cost in excess of fair value of assets acquired (Goodwill)	—	13,199	—
Acquired identifiable intangible assets	—	9,100	—
In-process research and development	—	1,600	—

	—	22,540	—
Less accrued contingent consideration	—	(1,370)	—
Working capital adjustment, reflected in other receivables as of December 31, 2014	—	66	—

Net cash paid for business acquisition	—	21,236	—

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

Repligen Corporation (“Repligen” or the “Company”) is a bioprocessing company that develops, manufactures and markets innovative products and solutions used to manufacture biologic drugs. The Company is a world-leading manufacturer of both native and recombinant forms of Protein A, critical reagents used in biomanufacturing to separate and purify monoclonal antibodies, a type of biologic drug. Repligen also supplies several growth factor products, ATF System products and cell filtration products used to increase cell culture productivity during the bioproduction process. In the expanding area of flexible biomanufacturing technologies, the Company has developed and markets a series of OPUS chromatography columns for use in clinical-scale manufacturing. The Company generally manufactures and sells Protein A and growth factors to life sciences companies under long-term supply agreements and sells its chromatography columns, as well as media and quality test kits, and ATF products directly to biopharmaceutical companies or contract manufacturing organizations or through distributors. The Company manufactures its products in production facilities in the United States and Sweden.

In addition, the Company has out-licensed certain intellectual property to Bristol-Myers Squibb Company, from which Repligen received royalties on Bristol’s net sales in the United States of their product Orencia®. On April 7, 2008, the Company entered into a settlement agreement with Bristol in connection with a patent infringement lawsuit that Repligen filed against Bristol. Under the terms of the settlement agreement, Bristol was obligated to pay us royalties on its U.S. net sales of Orencia® for any clinical indication at a rate of 1.8% for the first $500,000,000 of annual sales, 2.0% for the next $500,000,000 of annual sales and 4% of annual sales in excess of $1 billion. Under the terms of the agreement, royalty payments on Bristol’s sales of Orencia® ceased as of December 31, 2013.

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

Significant estimates and assumptions by management affect the Company’s revenue recognition for multiple element arrangements, allowance for doubtful accounts, the net realizable value of inventory, estimated fair value of cost method investments, valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, stock-based compensation, fair value estimates of contingent consideration, contingent liabilities, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

At the time of sale, the Company also evaluates the need to accrue for warranty and sales returns. The supply agreements the Company has with its customers and the related purchase orders identify the terms and conditions of each sale and the price of the goods ordered. Due to the nature of the sales arrangements, inventory produced for sale is tested for quality specifications prior to shipment. Since the product is manufactured to order and in compliance with required specifications prior to shipment, the likelihood of sales return, warranty or other issues is largely diminished. Furthermore, there is no customer right of return in our sales agreements. Sales returns and warranty issues are infrequent and have not had a material impact on the Company’s financial statements historically.

Shipping and handling fees are recorded as a component of product revenue, with the associated costs recorded as a component of cost of product revenue.

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

Sale of SecreFlo

On December 23, 2014, the Company sold its synthetic human secretin line, SecreFlo, to Innovate Biopharmaceuticals, Inc., or Innovate, pursuant to an asset purchase agreement. Under the terms of the agreement, Repligen received a nominal upfront payment and is eligible to receive royalties on net sales of qualified products for a period beginning on the first commercial sale of such product through the earlier of the expiration of the regulatory exclusivity period for the product or 10 years from its first commercial sale.

Pfizer License Agreement

In December 2012, the Company entered into an exclusive worldwide licensing agreement (the “License Agreement”) with Pfizer Inc. (“Pfizer”) to advance the spinal muscular atrophy program, or SMA program. Pursuant to the terms of the License Agreement, the Company received $5 million from Pfizer as an upfront payment on January 22, 2013, a $1 million milestone payment on September 4, 2013 and a $1 million milestone payment on December 28, 2014. On January 26, 2015 Pfizer notified the Company that they were terminating the License Agreement for convenience, effective as of April 26, 2015. The Company does not intend to invest additional resources to the development of the SMA program.

Orencia Royalty

In April 2008, the Company settled its outstanding litigation with Bristol-Myers Squibb Company (“Bristol”) and began recognizing royalty revenue in fiscal year 2009 for Bristol’s net sales in the United States of Orencia® which is used in the treatment of rheumatoid arthritis. The royalty agreement with Bristol provided that the Company would receive such royalty payments on sales of Orencia® by Bristol through December 31, 2013. Pursuant to the settlement with Bristol (“Bristol Settlement”), the Company recognized royalty revenue of approximately $17,881,000 for the fiscal year ended December 31, 2013. Revenue earned from Bristol royalties was recorded in the periods when it was earned based on royalty reports sent by Bristol to the Company. These royalty payments have ceased as of December 31, 2013, and the Company has no continuing obligations to Bristol as a result of this settlement.

Pursuant to the Bristol Settlement, Repligen remitted to the University of Michigan 15% of all royalty revenue received from Bristol. Royalty expense for the fiscal years ended December 31, 2013 was approximately $2,682,000. This operating expense was included in cost of royalty revenue in the Company’s statements of comprehensive income.

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

Research and Development Agreements

For the fiscal year ended December 31, 2013, the Company recognized $803,000 of revenue, respectively, from sponsored research and development projects under agreements with the National Institutes of Health / Scripps Research Institute, the Muscular Dystrophy Association, Go Friedreich’s Ataxia Research, the European Friedrich’s Ataxia Consortium for Translational Studies, and the Friedreich’s Ataxia Research Alliance. The Company did not recognize any such revenue in the fiscal years ended December 31, 2015 and 2014.

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

Cash, Cash Equivalents and Marketable Securities

At December 31, 2015 and December 31, 2014, the Company’s investments included money market funds as well as short-term and long-term marketable securities. Short-term marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are securities with maturities of greater than one year at the original date of purchase. The average remaining contractual maturity of marketable securities at December 31, 2015 is approximately 5.8 months.

Investments in debt securities consisted of the following at December 31, 2015 (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$7,029	$—	$(6)	$7,023
Corporate and other debt securities	10,659	7	(7)	10,659

	17,688	7	(13)	17,682
Long-term marketable securities:
U.S. Government and agency securities	838	—	(2)	836
Corporate and other debt securities	800	—	(3)	797

	1,638	—	(5)	1,633

Total	$19,326	$7	$(18)	$19,315

At December 31, 2015, the Company’s investments included thirty-four debt securities in unrealized loss positions with a total unrealized loss of approximately $19,000 and a total fair market value of approximately $12,520,000. All investments with gross unrealized losses have been in unrealized loss positions for less than 12 months. The unrealized losses were caused primarily by current economic and market conditions. There was no change in the credit risk of the securities. The Company does not intend to sell any investments in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. There were no realized gains or losses on the investments for the fiscal years ended December 31, 2015, 2014 and 2013.

Investments in debt securities consisted of the following at December 31, 2014 (in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$12,716	$2	$(2)	$12,716
Corporate and other debt securities	10,373	4	(3)	10,374

	23,089	6	(5)	23,090
Long-term marketable securities:
U.S. Government and agency securities	1,228	—	—	1,228
Corporate and other debt securities	2,326	—	(4)	2,322

	3,554	—	(4)	3,550

Total	$26,643	$6	$(9)	$26,640

The contractual maturities of debt securities at December 31, 2015 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in 1 year or less	$17,688	$17,682
Due in 1 to 2 years	1,638	1,633

	$19,326	$19,315

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

The Company’s fixed income investments are comprised of obligations of U.S. government agencies, corporate debt securities and other interest bearing securities. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2015.

The following fair value hierarchy table presents information about each major category of the Company’s assets measured at fair value on a recurring basis as of December 31, 2015 (in thousands):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$12,685	$—	$—	$12,685
U.S. Government and agency securities	7,456	402	—	7,858
Corporate and other debt securities	—	11,457	—	11,457

Total	$20,141	$11,859	$—	$32,000

Liabilities:
Contingent consideration – short-term	—	—	4,480	4,480
Contingent consideration – long-term	—	—	2,308	2,308

Total	$—	$—	$6,788	$6,788

As of December 31, 2015, the Company has no other assets or liabilities for which fair value measurement is either required or has been elected to be applied, other than the liabilities for contingent consideration recorded in connection with the acquisition of the assets of BioFlash Partners, LLC (“BioFlash”) and the Refine Acquisition. The contingent consideration related to BioFlash is valued using management’s estimates of royalties to be paid to the former shareholders of BioFlash based on sales of the acquired assets. The contingent consideration related to the Refine Acquisition is valued using management’s estimates of expected future milestone payments based on forecasted sales of the acquired assets and portion of any receipts that might be received in connection with the resolution, withdrawal or settlement of certain patent disputes with a third party to be paid to the former shareholders of Refine. These valuations are Level 3 valuations as the primary inputs are unobservable.

The following tables provide quantitative information associated with the fair value measurement of the Company’s contingent consideration related to Refine using Level 3 inputs (in thousands):

Contingent Consideration
Refine
Fair value as of December 31, 2015	$ 6,369
Valuation technique	Probability-adjusted discounted cash flow
Periods in which milestones can be achieved	2015 – 2016

	Fixed Earn-out	Variable Earn-out	Accrued Balance
2015	$3,500	850	$4,350
2016	4,250	1,300	2,019

The significant unobservable inputs used in the fair value measurement of Refine’s contingent consideration are the probabilities of successful achievement of sales milestones. Significant increases or decreases in estimated Refine sales would result in a significantly higher or lower fair value measurement, respectively.

Changes in the fair value of contingent consideration in fiscal 2015 are primarily attributable to an increase to the expected Refine milestone payment of $4,048,000 related to 2015 sales and forecasted 2016 sales, a $1,000,000 milestone payment made to Refine related to 2014 sales, a $110,000 minimum royalty payment made to BioFlash, and a final milestone payment made to Novozymes Biopharma DK A/S of 25,000 Euros (approximately $29,000). All milestone payments made in 2015 were previously accrued. The following table provides a rollforward of the fair value of the contingent consideration (in thousands):

Balance at December 31, 2014	$3,844
Payments	(1,139)
Changes in fair value	4,083

Balance at December 31, 2015	$6,788

There were no remeasurements to fair value during the year ended December 31, 2015 of financial assets and liabilities that are not measured at fair value on a recurring basis.

Inventories

Inventories relate to the Company’s bioprocessing business. The Company values inventory at cost or, if lower, fair market value, using the first-in, first-out method. The Company reviews its inventories at least quarterly and records a provision for excess and obsolete inventory based on its estimates of expected sales volume, production capacity and expiration dates of raw materials, work-in-process and finished products. Expected sales volumes are determined based on supply forecasts provided by key customers for the next 3 to 12 months. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of product revenue. Manufacturing of bioprocessing finished goods is done to order and tested for quality specifications prior to shipment. Reserves for excess and obsolete inventory were $343,000 and $78,000 as of December 31, 2015 and 2014, respectively. The reserve balance at December 31, 2015 and 2014 is sufficient to cover excess or obsolete inventory for the consolidated Company.

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead.

Inventories consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Raw Materials	$10,671	$5,374
Work-in-process	1,586	2,256
Finished products	5,741	4,754

Total	$17,998	$12,384

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

Income Taxes

Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates this tax position on a quarterly basis. The Company also accrues for potential interest and penalties related to unrecognized tax benefits in income tax expense.

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

A reconciliation of basic and diluted share amounts is as follows:

	Years ended December 31,
	2015	2014	2013
Numerator:
Net income	$9,345,000	$8,170,000	$16,093,000
Denominator:
Basic weighted average common shares outstanding	32,881,940	32,497,657	31,667,015
Weighted average common stock equivalents from assumed exercise of stock options and restricted stock awards	695,151	766,010	739,626

Diluted weighted average common shares outstanding	33,577,091	33,263,667	32,406,641

Basic net income per common share	$0.28	$0.25	$0.51

Diluted net income per common share	$0.28	$0.25	$0.50

At December 31, 2015, there were outstanding options to purchase 1,240,935 shares of the Company’s common stock at a weighted average exercise price of $10.44 per share. For the fiscal year ended December 31, 2015, 196,209 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

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

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Years ended December 31,
	2015	2014	2013
Sweden	37%	38%	35%
United States	28%	33%	51%
United Kingdom	17%	20%	12%
Other	18%	9%	2%

Total	100%	100%	100%

The following table represents the Company’s total assets by geographic area (in thousands):

	December 31, 2015	December 31, 2014
United States	$91,881	$83,785
Sweden	54,313	44,508
Singapore	43	—

Total	$146,237	$128,293

The following table represents the Company’s long-lived assets by geographic area (in thousands):

	December 31, 2015	December 31, 2014
United States	$36,350	$38,695
Sweden	6,635	8,653

Total	$42,985	$47,348

There were no long-lived assets in Singapore as of December 31, 2015 and 2014.

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings and credit exposure to any one issue, issuer (with the exception of U.S. treasury obligations) and type of instrument is limited. At December 31, 2015 and 2014, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Years ended December 31,
	2015	2014	2013
Orencia® Royalties from Bristol	—	—	27%
GE Healthcare	37%	38%	35%
MilliporeSigma	29%	33%	25%

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable and royalties and other receivable balances are as follows:

	December 31, 2015	December 31, 2014
GE Healthcare	13%	29%
MilliporeSigma	32%	7%
Bioprocessing Customer C	21%	—
Bioprocessing Customer D	—	11%

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

Goodwill

Goodwill is not amortized and is reviewed for impairment at least annually. There was no evidence of impairment to goodwill at December 31, 2015. There were no goodwill impairment charges during the fiscal years ended December 31, 2015, 2014 and 2013.

Intangible Assets

Intangible assets are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within cost of product revenue and selling, general and administrative expense in the statements of operations. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at December 31, 2015.

Intangible assets consisted of the following at December 31, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$3,295	$(1,026)	12
In process research and development	1,600	—	—
Patents	240	(177)	8
Customer relationships	11,805	(3,682)	9
Trademark/ tradename	700	—	—

Total intangible assets	$17,640	$(4,885)	10

Intangible assets consisted of the following at December 31, 2014 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$3,338	$(750)	12
In process research and development	1,600	—	—
Patents	240	(148)	8
Customer relationships	12,202	(2,546)	9
Trademark/ tradename	700	—	—

Total intangible assets	$18,080	$(3,444)	10

Amortization expense for amortized intangible assets was approximately $1,600,000, $1,425,000 and $1,022,000 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the Company expects to record the approximate amortization expense (in thousands):

Years Ending	Amortization Expense
December 31, 2016	$1,701
December 31, 2017	1,701
December 31, 2018	1,537
December 31, 2019	1,522
December 31, 2020	1,189

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires the Company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the Company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 requires inventory be measured at the lower of cost and net realizable value, and options that currently exist for market value be eliminated. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective prospectively for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The new standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The new standard will be effective on January 1, 2016. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The new standard requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The Company adopted this standard as of December 31, 2015 with prospective application; accordingly, the Company reclassified all current deferred tax assets and liabilities to noncurrent on its consolidated balance sheet as of December 31, 2015, which resulted in an immaterial reclassification of current deferred tax assets to other long-term liabilities. Prior periods were not retrospectively adjusted upon adoption of this new standard.

3.	Acquisitions, Goodwill and Other Intangible Assets

Acquisitions

Refine Technology, LLC

On June 2, 2014, pursuant to the terms of the Asset Purchase Agreement, dated as of June 2, 2014 (the “Asset Purchase Agreement”), by and among the Company, Refine Technology, LLC (a limited liability company formed under the laws of the State of New Jersey) (“Refine”), the members of Refine Technology, LLC, Jerry Shevitz, Refine Technology Sales LLC (a limited liability company formed under the laws of the State of New Jersey) and Refine Technology Sales Asia PTE. LTD. (a limited private company organized in the

Republic of Singapore), the Company acquired the business of Refine, including Refine’s Alternating Tangential Flow (“ATF”) System, a market-leading device used to significantly increase product yield during the fermentation step of the biologic drug manufacturing process (the “Refine Business” and the acquisition of the Refine Business, the “Refine Acquisition”). Pursuant to the Asset Purchase Agreement, Repligen purchased all of the assets related to Refine’s ATF system and assumed certain specified liabilities related to Refine’s ATF system. This acquisition strengthened Repligen’s bioprocessing business by adding a complementary product line while expanding its direct sales presence worldwide. The transaction was accounted for as a purchase of a business under ASC 805, Business Combinations. The terms of the acquisition included an upfront cash payment of approximately $21,236,000 less approximately $66,000 as a result of the final determination of working capital, issuance of 215,285 shares of the Company’s $0.01 par value common stock valued at $4,000,000, future potential milestone payments totaling up to $10,900,000 if specific sales targets are met for the years 2014, 2015 and 2016, and future potential payments up to $7,500,000 out of any amounts that might be received in connection with the resolution, withdrawal or settlement of certain patent disputes with a third party. The $10,900,000 potential contingent consideration had an initial probability weighted fair value at acquisition of $1,370,000. The $7,500,000 potential contingent consideration had only a nominal probability weighted fair value at acquisition. In addition to the initial consideration, approximately $774,000 was paid to Refine following the acquisition under a Transition Services Agreement under which certain employees of Refine provided services to the Company in support of the Refine Business. As these payments were contingent upon future service, they were recognized as operating expense, ratably while the services were provided.

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

The total consideration transferred follows (in thousands):

Cash consideration, less $66 of working capital adjustments	$21,170
Value of common stock issued	4,000
Estimated fair value of contingent consideration	1,370

Total consideration transferred	$26,540

The fair value of contingent consideration was determined based upon a probability weighted analysis of expected future milestone and settlement payments to be made to the seller. The Company paid $1,000,000 to Refine in 2015 for achievements of sales targets met in 2014, and could make payments of up to $9,900,000 if specific sales targets are met in 2015 and 2016. In addition, the Company could pay Refine up to $7,500,000 out of any receipts that might be received in connection with the resolution, withdrawal or settlement of certain patent disputes with a third party. The liability for contingent consideration is included in current and long-term liabilities on the consolidated balance sheets and will be remeasured at each reporting period until the contingency is resolved. Please see Note 10—Accrued Liabilities for further details.

Acquisition related costs are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. The Company incurred approximately $818,000 in transaction costs related to the Refine Acquisition. The transaction costs are included in 2014 selling, general and administrative expenses in the consolidated statements of operations.

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

$1,600,000 of the consideration paid represents the fair value of acquired IPR&D projects that are considered identifiable assets as of the acquisition date. Those assets are considered indefinite lived until efforts associated with the projects are completed or abandoned. The major acquired technology IPR&D relates to the development of a single use system product extension to the ATF system business. The IPR&D project is not currently amortized and is reviewed for impairment at least annually. There was no evidence of impairment to IPR&D as of December 31, 2015. The excess of the purchase price over the fair value of tangible and intangible assets acquired was recorded to goodwill. The goodwill recognized is attributable to expected synergies that the Company will realize from this acquisition. This goodwill is deductible for tax purposes over the next 15 years.

Revenue, Net Income and Pro Forma Presentation

The Company recorded revenue from Refine of $15,628,000 for the year ended December 31, 2015 and $6,793,000 from June 2, 2014 through December 31, 2014. The segregation of Refine’s net income is administratively impractical, as the Company operates as one operating segment and does not separately allocate expenses. The Company has included the operating results of Refine in its fiscal 2015 and 2014 consolidated statements of operations since the June 2, 2014 acquisition date. The following table presents unaudited supplemental pro forma information as if the Refine Acquisition had occurred as of January 1, 2013 (in thousands, except per share data):

	December 31, 2014	December 31, 2013
Total revenue	$67,330,000	$76,331,000
Net income	9,493,000	16,403,000
Earnings per share:
Basic	$0.28	$0.58

Diluted	$0.27	$0.56

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

Goodwill

The changes in the carrying value of goodwill for the year ended December 31, 2015 is as follows (in thousands):

Balance at December 31, 2014	$14,185
Adjustments to goodwill arising from Refine acquisition	161

Balance at December 31, 2015	$14,346

Other Intangible Assets

Intangible assets, except for the Refine Technology, LLC tradename and in-process research and development, are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within selling, general and administrative expense in the Company’s statements of comprehensive income. The Refine Technology, LLC tradename and in-process research and development are not amortized. The Company reviews our indefinite-lived intangible assets not subject to amortization to determine if adverse conditions exist or a change in circumstances exists that would indicate an impairment. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at December 31, 2015.

4.	Income Taxes

Income tax data for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
The components of income from operations before income taxes are as follows:
Domestic	$(2,490)	$(1,152)	$12,783
Foreign	15,913	12,290	10,231

Total	$13,423	$11,138	$23,014

The current and deferred components of the provision for income taxes on operations are as follows:
Current	$3,745	$2,480	$4,124
Deferred	333	488	2,797

Total	$4,078	$2,968	$6,921

The jurisdictional components of the provision for income taxes on operations are as follows:
Federal	$295	$214	$3,322
State	276	(67)	1,306
Foreign	3,507	2,821	2,293

Total	$4,078	$2,968	$6,921

At December 31, 2015, the Company had net operating loss carryforwards of approximately $46,984,000 and business tax credits carryforwards of approximately $1,920,000 available to reduce future federal income taxes, if any. The cumulative U.S. federal net operating loss includes $10,242,000 related to excess tax deductions from share-based payments, the tax benefit of which will be recognized as an increase to additional paid in capital when the deduction reduces current taxes payable. The net operating loss and business tax credits carryforwards will continue to expire at various dates through December 2035. The net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

The Company’s consolidated deferred tax assets (liabilities) consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Temporary timing differences:
Stock compensation	$1,079	$628
Contingent consideration	2,126	767
Other	1,150	1,674

Total temporary timing differences	4,355	3,069
Net operating loss carryforwards	12,389	12,580
Tax business credits carryforwards	1,820	1,782

Total deferred tax assets	18,564	17,431
Valuation allowance	(18,514)	(17,298)

Net deferred tax assets	$50	$133
Deferred tax liabilities:
Goodwill and intangible assets	$(501)	$(251)

Net deferred tax liabilities	$(451)	$(118)

The net change in the total valuation allowance was an increase of $1,216,000 in the year ended December 31, 2015. The increase is attributable to increases in deferred tax assets derived from temporary timing differences. The valuation allowance increased by $727,000 for the year ended December 31, 2014 and decreased by $1,736,000 for the year ended December 31, 2013. During 2013, based on the Company’s pre-tax income position, the Company believed that it was more likely than not that it would generate sufficient taxable income to realize the tax benefit of a portion of its deferred tax assets. As of December 31, 2013, because the Company would no longer receive royalty payments on Bristol’s sales of Orencia, the Company concluded that realization of deferred tax assets beyond December 31, 2013 was not more likely than not, and as such, the Company maintained a valuation allowance against the majority of its remaining deferred tax assets. As of December 31, 2015 the Company continues to believe that realization of deferred tax assets beyond December 31, 2015 is not more likely than not, and the Company continues to maintain a full valuation allowance against its remaining U.S. deferred tax assets with the exception for certain state tax credits.

The reconciliation of the federal statutory rate to the effective income tax rate for the fiscal years ended December 31, 2015, 2014 and 2013 is as follows (amounts in thousands):

	Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
Income before income taxes	$13,423		$11,138		$23,014

Expected tax at statutory rate	4,564	34.0%	3,787	34.0%	7,825	34.0%
Adjustments due to:
Difference between U.S. and foreign tax	(1,910)	(14.2%)	(1,471)	(13.2%)	(1,228)	(5.3%)
State income and franchise taxes	563	4.2%	122	1.1%	1,122	4.9%
Business tax credits	(115)	(0.9%)	—	—	—	—
Permanent differences	118	0.9%	(172)	(1.5%)	(298)	(1.3%)
Change in valuation allowance	1,216	9.1%	727	6.5%	(509)	(2.2%)
Other	(358)	(2.7%)	(25)	(0.2%)	9	—

Provision (benefit) for income taxes	$4,078	30.4%	$2,968	26.7%	$6,921	30.1%

In June 2015, the Company received a final assessment from the Massachusetts Department of Revenue (“DOR”) regarding an examination for the years ended March 31, 2010 and 2011 and the nine months ended December 31, 2011. This examination related to the qualification of Research and Development tax credits. The final settlement resulted in a payment to the DOR of approximately $141,000, inclusive of interest and penalties.

In December 2015, the Company reached a negotiated settlement with the DOR regarding an appeal of an assessment made in 2013 for the years ended March 31, 2008 and 2009. The primary issues in the appeal related to the sourcing of intellectual property settlements and the qualification of Research and Development tax credits. The final settlement resulted in a payment to the DOR of approximately $1,012,000, inclusive of interest. Of this amount, $926,000 had been provided for as a liability for an uncertain tax position as of September 30, 2015.

As a result of these settlements, the fiscal years ended March 31, 2008 through December 31, 2011 are now closed under the Massachusetts statute. The fiscal years ended December 31, 2012, 2013, 2014 and 2015 are subject to examination by the federal and state taxing authorities.

At December 31, 2015, the Company had accumulated Federal research credits of $2,578,000 which were not recognized for financial statement purposes, as it was not more likely than not that the Company would have sufficient earnings to realize those benefits in addition to the benefits the Company may derive from use of its Net Operating Losses. However, given the past uncertainty at the state level regarding their sustainability under audit, the Company applied a reserve of $1,289,000 against these cumulative Federal research credits.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

Unrecognized tax benefits at January 1, 2015	2,118
Gross increases – tax positions in prior period	324
Gross decreases – settlements	(1,153)

Unrecognized tax benefits at December 31, 2015	$1,289

The amount of unrecognized tax benefits at December 31, 2015 that will impact our effective tax rate are $1,289,000. For the year ended December 31, 2015, the Company recognized interest and penalties of $272,000.

At December 31, 2015, the Company has not provided for U.S. income taxes or foreign withholding taxes on outside basis differences of foreign subsidiaries of approximately $30,322,000 as it is the Company’s current intention to permanently reinvest these earnings outside the U.S. It is not practical to estimate the additional taxes that may be payable upon repatriation.

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

Stock-Based Compensation

The Company recorded stock-based compensation expense of approximately $3,598,000, $1,766,000 and $1,060,000 for the years ended December 31, 2015, 2014 and 2013, respectively, for share-based awards granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”) and the Repligen Corporation 2012 Stock Option and Incentive Plan (the “2012 Plan,” and collectively with the 2001 Plan and the 1992 Repligen Corporation Stock Option Plan, the “Plans”).

The following table presents stock-based compensation expense in the Company’s consolidated statements of operations (in thousands):

	Years ended December 31,
	2015	2014	2013
Cost of product revenue	$213	$128	$74
Research and development	336	185	97
Selling, general and administrative	3,049	1,453	889

Total	$3,598	$1,766	$1,060

During 2015, the Company modified certain stock option grants for its former president and chief executive officer in conjunction with his retirement. As part of the January 2015 transition agreement, all outstanding equity awards continued to vest through December 31, 2015, and fifty percent (50%) of the option awards that are unvested on December 31, 2015 immediately vested and became exercisable as of that date. As a result of these modifications to his share-based payment arrangements, the Company incurred stock compensation expense of $826,000 for the year ended December 31, 2015. This expense was recorded to selling, general and administrative expense on the Company’s consolidated statement of operations.

The 2012 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Incentive options granted to employees under the Plans generally vest over a three to five-year period, with 20%-33% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At December 31, 2015, options to purchase 1,240,935 shares were outstanding under the Plans. At December 31, 2015, 2,441,761 shares were available for future grant under the 2012 Plan.

The Company uses the Black-Scholes option pricing model to calculate the fair value of share-based awards on the grant date. The fair value of share-based awards granted during the years ended December 31, 2015, 2014 and 2013 were calculated using the following estimated assumptions:

	2015	2014	2013
Expected term (years)	6.6 -7.2	6.5	6.5
Volatility	50.09 - 51.89%	51.00 - 51.71%	51.39% - 53.63%
Risk-free interest rate	1.67 – 2.03%	1.88 - 2.11%	1.09% - 2.08%
Expected dividend yield	—	—	—

Information regarding option activity for the year ended December 31, 2015 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	(in thousands) Aggregate Intrinsic Value
Options outstanding at December 31, 2014	1,225,117	$8.31
Granted	310,857	15.23
Exercised	(177,693)	5.22
Forfeited/cancelled	(117,346)	8.81

Options outstanding at December 31, 2015	1,240,935	$10.44	6.42	$22,653

Options exercisable at December 31, 2015	559,922	$6.77	3.89	$12,048

Vested and expected to vest at December 31, 2015 (1)	1,183,574	$10.42	6.36	$21,652

(1)	This represents the number of vested options as of December 31, 2015 plus the number of unvested options expected to vest as of December 31, 2015 based on the unvested outstanding options at December 31, 2015 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on December 31, 2015 of $28.29 per share and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was approximately $4,942,000, $10,475,000 and $3,723,000, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $22.45, $11.12 and $4.31, respectively. The total fair value of stock options that vested during the years ended December 31, 2015, 2014 and 2013 was approximately $2,317,000, $1,084,000 and $991,000, respectively.

As of December 31, 2015, there was $6,547,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.08 years. The Company expects 623,652 unvested options to vest over the next five years.

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

The amended lease provides for additional rent expense of approximately $361,000 on an annualized basis. The amended lease also requires an increased security deposit from $200,000 to $450,000 and continues to require the Company to pay a proportionate share of certain of the landlord’s annual operating costs and real estate taxes. Future minimum rental commitments under the amended lease as of December 31, 2015 are $1,371,000 for the years ending December 31, 2016, 2017, 2018, 2019 and 2020, respectively.

In 2007, the Company entered into a five-year lease agreement for approximately 2,500 square feet of space in Waltham, Massachusetts to provide for expanded manufacturing operations. Adjacent to this space, the Company entered into a two-year lease in 2008 for approximately 7,350 square feet of additional space to be used for expanded manufacturing and administrative operations. Both of these leases expired on December 31, 2012. The Company converted to a month-to-month basis for both sites. The Company terminated the lease on the 7,350 square feet of space in the first quarter of 2015.

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

Obligations under non-cancelable operating leases, including the facility leases discussed above, as of December 31, 2015 are approximately as follows (in thousands):

Years Ending	Operating Leases
December 31, 2016	$2,343
December 31, 2017	1,888
December 31, 2018	1,434
December 31, 2019	1,418
December 31, 2020	1,371
Thereafter	3,043

Minimum lease payments	$11,497

Rent expense charged to operations under operating leases was approximately $2,619,000, $2,735,000 and $2,437,000 for the fiscal years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, 2014 and 2013, the Company had deferred rent liabilities of $1,899,000, $1,956,000 and $2,028,000, respectively, related to the escalating rent provisions for the Waltham headquarters.

Licensing and Research Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements which require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. The Company recorded research and development expenses associated with license agreements of approximately $7,000, $7,000 and $302,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

In October 2009, the Company entered into an exclusive worldwide commercial license agreement with Families of Spinal Muscular Atrophy (see Note 2). Pursuant to the License Agreement dated December 28, 2012, the Company transferred all rights and obligations related to the FSMA License Agreement to Pfizer. On January 26, 2015 Pfizer notified us that they were terminating the License Agreement, effective as of April 26, 2015.

Purchase Orders, Supply Agreements and Other Contractual Obligations

In the normal course of business, the Company has entered into purchase orders and other agreement with manufacturers, distributors and others. Outstanding obligations at December 31, 2015 of approximately $5,729,000 are expected to be completed within one year.

7.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Equipment maintenance and services	$689	$492
Prepaid VAT	558	419
Prepaid insurance	455	359
Vendor credit	—	486
Deferred costs	206	5
Prepaid taxes	105	220
Interest receivable	63	100
Other	22	23

Total	$2,098	$2,104

8.	Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Leasehold improvements	$13,306	$9,108
Equipment	13,758	13,116
Furniture and fixtures	2,808	2,270
Construction in progress	425	3,848

Total property, plant and equipment	30,297	28,342
Less: accumulated depreciation	(16,496)	(13,816)

Property, plant and equipment, net	$13,801	$14,526

Depreciation expense totaled approximately $2,996,000, $2,594,000 and $2,092,000 in the fiscal years ended December 31, 2015, 2014 and 2013, respectively.

9.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Employee compensation	$4,680	$3,759
Taxes	166	571
Current portion of contingent consideration	4,480	1,135
Professional fees	269	511
Unearned revenue	258	130
Other accrued expenses	2,204	713

Total	$12,057	$6,819

10.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) consisted of the following for the years ended December 31, 2015 and 2014 (in thousands):

	Unrealized gain (loss) on investments	Foreign currency translation adjustment	Total
Balance as of December 31, 2013	$(5)	$2,003	$1,998
Other comprehensive income (loss)	(28)	(7,743)	(7,771)

Balance as of December 31, 2014	(33)	(5,740)	(5,773)
Other comprehensive income (loss)	22	(2,815)	(2,793)

Balance as of December 31, 2015	$(11)	$(8,555)	$(8,566)

11.	Employee Benefit Plans

In the U.S., the Repligen Corporation 401(k) Savings and Retirement Plan (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All U.S. employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to match a portion of the employees’ contributions up to a defined maximum. The match is calculated on a calendar year basis. The Company matched approximately $141,000, $107,000 and $92,000 in the fiscal years ended December 31, 2015, 2014 and 2013, respectively.

In Sweden, the Company contributes to a government-mandated occupational pension plan that is a qualified defined contribution plan. All employees in Sweden are eligible for this pension plan. The Company pays premiums to a third party occupational pension specialist who administers the pension plan. These premiums are based on various factors including each employee’s age, salary, employment history and selected benefits in the pension plan. When an employee terminates or retires, these premium payments cease for that employee and the Company has no further pension-related obligations for that employee. For the fiscal years ended December 31, 2015, 2014 and 2013, the Company contributed approximately $485,000, $493,000 and $437,000, respectively, to the pension plan.

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

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(in thousands, except per share amounts)
Revenue:
Product revenue	$21,449	$19,814	$21,457	$20,816	$15,393	$15,153	$15,551	$14,335
Royalty and other revenue	—	—	—	—	1,000	125	—	1,991

Total revenue	21,449	19,814	21,457	20,816	16,393	15,278	15,551	16,326
Operating expenses:
Cost of product revenue	10,148	8,444	8,586	8,073	8,084	6,931	6,671	6,335
Cost of royalty and other revenue	—	—	—	—	—	—	—	—
Research and development	1,431	1,490	1,252	1,568	1,328	1,650	1,430	1,201
Selling, general and administrative	6,473	5,959	6,242	6,024	4,975	4,471	4,326	3,384
Contingent consideration – fair value adjustments	1,969	233	768	1,112	1,945	10	18	98

Total operating expenses	20,021	16,126	16,848	16,777	16,332	13,062	12,445	11,018
Income from operations	1,428	3,688	4,609	4,039	61	2,216	3,106	5,308
Investment income	44	37	19	36	59	64	85	102
Interest expense	(8)	(8)	(8)	(9)	(12)	(11)	(13)	(14)
Other income (expense)	(270)	(38)	(269)	132	134	(14)	65	2

Income before income taxes	1,194	3,679	4,351	4,198	242	2,255	3,243	5,398
Income tax provision	929	1,141	738	1,269	640	789	418	1,121

Net income (loss)	$265	$2,538	$3,613	$2,929	$(398)	$1,466	$2,825	$4,277

Earnings per share:
Basic	$0.01	$0.08	$0.11	$0.09	$(0.01)	$0.04	$0.09	$0.13

Diluted	$0.01	$0.08	$0.11	$0.09	$(0.01)	$0.04	$0.09	$0.13

Weighted average shares outstanding:
Basic	32,946	32,925	32,870	32,755	32,747	32,677	32,234	31,963

Diluted	33,577	33,690	33,671	33,451	32,747	33,327	33,076	31,855