Form 10-Q
period 2016-03-31
REPLIGEN CORP
filed 2016-05-05
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 29, 2016.

Class	Number of Shares
Common Stock, par value $.01 per share	33,638,643

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$53,213	$54,092
Marketable securities	16,482	17,682
Accounts receivable, less reserve for doubtful accounts of $19 and $31, respectively	12,574	11,300
Other receivables	331	82
Inventories	21,318	17,998
Prepaid expenses and other current assets	1,327	2,098

Total current assets	105,245	103,252

Property, plant and equipment, net	13,611	13,801
Long-term marketable securities	1,217	1,633
Intangible assets, net	12,455	12,755
Goodwill	14,346	14,346
Restricted cash	450	450

Total assets	$147,324	$146,237

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,144	$6,724
Accrued liabilities	10,677	12,057

Total current liabilities	15,821	18,781
Other long-term liabilities	2,617	4,708
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 33,097,903 shares at March 31, 2016 and 32,949,353 shares at December 31, 2015 issued and outstanding	331	329
Additional paid-in capital	205,142	202,527
Accumulated other comprehensive loss	(6,670)	(8,566)
Accumulated deficit	(69,917)	(71,542)

Total stockholders’ equity	128,886	122,748

Total liabilities and stockholders’ equity	$147,324	$146,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands, except share and per share data)	Three months ended March 31,
	2016	2015
Product revenue	$25,094	$20,816
Operating expenses:
Cost of product revenue	11,069	8,073
Research and development	1,539	1,568
Selling, general and administrative	7,018	6,026
Contingent consideration – fair value adjustments	2,005	1,111

Total operating expenses	21,631	16,778

Income from operations	3,463	4,038
Investment income	61	37
Interest expense	(5)	(9)
Other income (expense)	(979)	132

Income before income taxes	2,540	4,198
Income tax provision	915	1,268

Net income	$1,625	$2,930

Earnings per share:
Basic	$0.05	$0.09

Diluted	$0.05	$0.09

Weighted average shares outstanding:
Basic	33,024,681	32,754,862

Diluted	33,493,575	33,450,611

Other comprehensive income:
Unrealized gain (loss) on investments	15	(17)
Foreign currency translation gain (loss)	1,881	(3,849)

Comprehensive income (loss)	$3,521	$(936)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,625	$2,930
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,150	1,150
Stock-based compensation expense	922	702
Deferred tax expense	—	87
Loss on revaluation of contingent consideration	2,005	1,111
Loss on disposal of assets	3	—
Changes in assets and liabilities:
Accounts receivable	(1,149)	(7,237)
Other receivables	(249)	(155)
Inventories	(3,092)	(514)
Prepaid expenses and other current assets	781	314
Accounts payable	(1,600)	435
Accrued liabilities	(4,277)	1,380
Long-term liabilities	70	(2,508)

Net cash used in operating activities	(3,811)	(2,305)

Cash flows from investing activities:
Purchases of marketable securities	(3,969)	(3,287)
Redemptions of marketable securities	5,600	4,838
Purchases of property, plant and equipment	(431)	(1,272)

Net cash provided by investing activities	1,200	279

Cash flows from financing activities:
Exercise of stock options	821	402
Payment of contingent considerations	(498)	(99)

Net cash provided by financing activities	323	303

Effect of exchange rate changes on cash and cash equivalents	1,409	(2,430)

Net increase (decrease) in cash and cash equivalents	(879)	(4,153)
Cash and cash equivalents, beginning of period	54,092	35,363

Cash and cash equivalents, end of period	$53,213	$31,210

Supplemental disclosure of non-cash activities:
Income taxes paid	$1,039	$1,100

Payment of contingent consideration in common stock	$875	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The consolidated financial statements included herein have been prepared by Repligen Corporation (the “Company,” “Repligen” or “we”) in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by U.S. GAAP. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The FASB has issued several updates to this ASU. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations. Additionally, in April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” (“ASU 2015-11”) ASU 2015-11 requires inventory be measured at the lower of cost and net realizable value, and options that currently exist for market value be eliminated. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective prospectively for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” (“ASU 2016-02”) ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for most leases. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. The accounting applied by a lessor is largely unchanged from that applied under the current standard. The standard must be adopted using a modified retrospective transition approach and provides for certain practical expedients. The ASU is effective for public entities for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which aims to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification of certain items on the statement of cash flows and accounting for forfeitures. The ASU is effective for public entities for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

2. Revenue Recognition

Product Sales

The Company’s revenue recognition policy is to recognize revenues from product sales and services in accordance with ASC 605, Revenue Recognition. These standards require that revenues are recognized when persuasive evidence of an arrangement exists, product delivery, including customer acceptance when required, has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Determination of whether these criteria have been met are based on management’s judgments primarily regarding the fixed nature of the fee charged for the product delivered and the collectability of those fees. The Company has a few longstanding customers who comprise the majority of revenue and have excellent payment histories and therefore the Company does not require collateral. The Company has had no significant write-offs of uncollectible invoices in the periods presented. When more than one element such as equipment, consumables, and services are contained in a single arrangement, the Company allocates revenue between the elements based on each element’s relative selling price, provided that each element meets the criteria for treatment as a separate unit of accounting. An item is considered a separate unit of accounting if it has value to the customer on a stand-alone basis. The selling price of the undelivered elements is determined by the price charged when the element is sold separately, or in cases when the item is not sold separately, by third-party evidence of selling price or management’s best estimate of selling price.

The Company’s product revenues are from the sale of bioprocessing products, equipment devices, and related consumables used with these equipment devices to customers in the life science and biopharmaceutical industries. On product sales to end customers, revenue is recognized, net of discounts, when both the title and risk of loss have transferred to the customer, as determined by the shipping terms provided there are no uncertainties regarding acceptance, and all obligations have been completed. Generally, our product arrangements for equipment sales are multiple element arrangements, and may include services, such as installation and training, and multiple products, such as consumables and spare parts. In accordance with ASC 605-25, based on terms and conditions of the product arrangements, the Company believes that these services and undelivered products can be accounted for separately from the delivered product element, as the delivered products have value to our customers on a standalone basis. Accordingly, revenue for services not yet performed at the time of product shipment are deferred and recognized as such services are performed. The relative selling price of any undelivered products is also deferred at the time of shipment and recognized as revenue when these products are delivered. For product sales to distributors, the Company recognizes revenue for both equipment and consumables upon delivery to the distributor unless direct shipment to the end user is requested. In this case, revenue is recognized upon delivery to the end user’s location. In general, distributors are responsible for shipment to the end customer along with installation, training and acceptance of the equipment by the end customer. Sales to distributors are not contingent upon resale of the product.

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

3. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income by component (in thousands):

(In thousands)	Unrealized gain (loss) on investments	Foreign currency translation gain (loss)	Total
Balance at December 31, 2015	$(11)	$(8,555)	$(8,566)
Other comprehensive income	15	1,881	1,896

Balance at March 31, 2016	$4	$(6,674)	$(6,670)

4. Earnings Per Share

The Company reports earnings per share in accordance with Accounting Standards Codification Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options. Under the treasury stock method, unexercised “in-the-money” stock options and warrants are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting are considered participating securities and are considered in the calculation of basic and diluted earnings per share. There were no such participating securities outstanding during the three-month periods ended March 31, 2016 and 2015.

Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended March 31,
	2016	2015
Weighted average common shares	33,024,681	32,754,862
Dilutive common stock options and restricted stock units	468,894	695,749

Weighted average common shares, assuming dilution	33,493,575	33,450,611

At March 31, 2016, there were outstanding options to purchase 1,312,508 shares of the Company’s common stock at a weighted average exercise price of $11.50 per share. For the three-month period ended March 31, 2016, 520,030 options to purchase shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

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

5. Cash, Cash Equivalents and Marketable Securities

At March 31, 2016 and December 31, 2015, the Company’s investments included money market funds as well as short-term and long-term marketable securities. These marketable securities are classified as available-for-sale. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are securities with maturities of greater than one year. The average remaining contractual maturity of marketable securities at March 31, 2016 is approximately 4.12 months.

Management reviewed the Company’s investments as of March 31, 2016 and December 31, 2015 and concluded that there are no securities with other than temporary impairments in the investment portfolio. The Company does not intend to sell any investments in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Investments in marketable securities consisted of the following at March 31, 2016 (in thousands):

	March 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$5,778	$—	$—	$5,778
Corporate and other debt securities	10,700	7	(3)	10,704

	16,478	7	(3)	16,482
Long-term marketable securities:
U.S. Government and agency securities	417	—	—	417
Corporate and other debt securities	800	—	—	800

	1,217	—	—	1,217

Total	$17,695	$7	$(3)	$17,699

At March 31, 2016, the Company’s investments included sixteen securities in unrealized loss positions with a total unrealized loss of approximately $3,000 and a total fair market value of approximately $6,122,000. All investments with gross unrealized losses have been in unrealized loss positions for less than 12 months. The unrealized losses were caused primarily by current economic and market conditions. There was no change in the credit risk of the securities. There were no realized gains or losses on the investments for the three months ended March 31, 2016 or the three months ended March 31, 2015.

Investments in marketable securities consisted of the following at December 31, 2015 (in thousands):

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$7,029	$—	$(6)	$7,023
Corporate and other debt securities	10,659	7	(7)	10,659

	17,688	7	(13)	17,682
Long-term marketable securities:
U.S. Government and agency securities	838	—	(2)	836
Corporate and other debt securities	800	—	(3)	797

	1,638	—	(5)	1,633

Total	$19,326	$7	$(18)	$19,315

The contractual maturities of money market funds and marketable securities at March 31, 2016 were as follows:

	Amortized Cost	Fair Value
Due in 1 year or less	$16,478	$16,482
Due in 1 to 2 years	1,217	1,217

	$17,695	$17,699

6. Inventories

Inventories relate to the Company’s bioprocessing business. The Company values inventory at cost or, if lower, market value, using the first-in, first-out method. The Company reviews its inventories at least quarterly and records a provision for excess and obsolete inventory based on its estimates of expected sales volume, production capacity and expiration dates of raw materials, work-in-process and finished products. Expected sales volumes are determined based on supply forecasts provided by key customers for the next 3 to 12 months. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of product revenue. Manufacturing of bioprocessing finished goods is done to order and tested for quality specifications prior to shipment. Reserves for excess and obsolete inventory were approximately $343,000 at March 31, 2016 and December 31, 2015.

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw Materials	$12,576	$10,671
Work-in-process	3,387	1,586
Finished products	5,355	5,741

Total	$21,318	$17,998

7. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Leasehold improvements	$13,365	$13,306
Equipment	14,418	13,758
Furniture and fixtures	2,961	2,808
Construction in progress	282	425

Total property, plant and equipment	31,026	30,297
Less: accumulated depreciation	(17,415)	(16,496)

Property, plant and equipment, net	$13,611	$13,801

Depreciation expense totaled approximately $751,000 and $749,000 for the three-month periods ended March 31, 2016 and 2015, respectively.

8. Intangible Assets

Intangible assets, except for the Refine Technology, LLC tradename and in-process research and development, are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within selling, general and administrative expense in the Company’s statements of comprehensive income (loss). The Refine Technology, LLC tradename and in-process research and development are not amortized. The Company reviews its indefinite-lived intangible assets not subject to amortization to determine if adverse conditions exist or a change in circumstances exists that would indicate an impairment. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at March 31, 2016.

Intangible assets consisted of the following at March 31, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$3,315	$(854)	12
In process research and development	1,600	—	—
Patents	240	(185)	8
Customer relationships	11,985	(4,346)	9
Trademark/ tradename	700	—	—

Total intangible assets	$17,840	$(5,385)	10

Intangible assets consisted of the following at December 31, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$3,295	$(782)	12
In process research and development	1,600	—	—
Patents	240	(177)	8
Customer relationships	11,805	(3,926)	9
Trademark/ tradename	700	—	—

Total intangible assets	$17,640	$(4,885)	10

Amortization expense for amortized intangible assets was approximately $399,000 and $401,000 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the Company expects to record amortization expense as follows (in thousands):

Years Ending	Amortization Expense
December 31, 2016 (nine months remaining)	$1,279
December 31, 2017	1,705
December 31, 2018	1,541
December 31, 2019	1,526
December 31, 2020	1,190

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Employee compensation	$2,888	$4,680
Taxes	9	166
Current portion of contingent consideration	4,168	4,480
Professional fees	485	269
Unearned revenue	411	258
Other accrued expenses	2,716	2,204

Total	$10,677	$12,057

10. Stock-Based Compensation

For the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense of approximately $922,000 and $702,000, respectively, for share-based awards granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”) and the Repligen Corporation Amended and Restated 2012 Stock Option and Incentive Plan (the “2012 Plan,” and collectively with the 2001 Plan and the 1992 Repligen Corporation Stock Option Plan, the “Plans”).

The following table presents stock-based compensation expense included in the Company’s consolidated statements of comprehensive income (loss):

	Three Months Ended March 31,
	2016	2015
Cost of product revenue	$60	$43
Research and development	80	69
Selling, general and administrative	782	590

Total	$922	$702

The 2012 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Incentive options granted to employees under the Plans generally vest over a three to five-year period, with 20%-33% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At March 31, 2016, options to purchase 1,312,508 shares were outstanding under the Plans. At March 31, 2016, 2,085,727 shares were available for future grant under the 2012 Plan.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards on the grant date, and the Company uses the value of the common stock as of the grant date to value restricted stock units. The Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award, and recognizes awards with service based vesting as expense over the employee’s requisite service period on a straight-line basis. The Company records the expense for share-based awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates whether the achievement of a performance-based milestone is probable as of the reporting date. The Company has no awards that are performance-based or subject to market conditions. The Company recognizes stock-based compensation expense for options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted for estimated forfeitures.

Information regarding option activity for the three months ended March 31, 2016 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2016	1,240,935	$10.44
Granted	244,220	13.44
Exercised	(113,747)	6.86
Forfeited/Cancelled	(58,900)	6.15

Options outstanding at March 31, 2016	1,312,508	$11.50	7.34	$20,679

Options exercisable at March 31, 2016	517,769	$7.91	5.11	$9,792

Vested and expected to vest at March 31, 2016 (1)	1,221,408	$11.61	7.26	$19,133

(1)	This represents the number of vested options as of March 31, 2016 plus the number of unvested options expected to vest as of March 31, 2016 based on the unvested outstanding options at March 31, 2016 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2016 of $26.82 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2016.

The weighted average grant date fair value of options granted during the three months ended March 31, 2016 and 2015 was $19.57 and $19.67, respectively. The total fair value of stock options that vested during the three months ended March 31, 2016 and 2015 was approximately $1,387,000 and $671,000, respectively.

As of March 31, 2016, there was approximately $9,764,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.93 years. The Company expects 703,639 unvested options to vest over the next five years.

11. Income Taxes

For the three months ended March 31, 2016, the Company had income before taxes of approximately $2,540,000 and recorded a tax provision of approximately $915,000 for an effective tax rate of approximately 36.0%. For the three months ended March 31, 2015, the Company had income before taxes of approximately $4,198,000 and recorded a tax provision of $1,268,000 for an effective tax rate of approximately 30.2%. This was based on expected effective tax rates of 26.5% and 25.9% for the years ending December 31, 2016 and 2015, respectively. The effective income tax rate is based upon the forecasted income by jurisdiction. The effective tax rate for the three months ended March 31, 2016 is higher than the U.S. statutory tax rate mainly due to the tax treatment of contingent consideration expense. The effective tax rate for the three months ended March 31, 2015 is lower than the U.S. statutory tax rate due to the lower statutory tax rate in Sweden.

The Company has net operating loss carryforwards of approximately $46,984,000 and business tax credit carryforwards of approximately $1,920,000 available to reduce future federal income taxes, if any. The net operating loss and business tax credits carryforwards will continue to expire at various dates through December 2035. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

As of December 31, 2015, we concluded that realization of deferred tax assets beyond December 31, 2015 is not more likely than not, and as such, as of December 31, 2015 we maintained a valuation allowance against the majority of our remaining deferred tax assets. As of March 31, 2016, we concluded that realization of deferred tax assets beyond March 31, 2016 is not more likely than not, and as such, as of March 31, 2016 we maintained a valuation allowance against the majority of our remaining deferred tax assets.

The fiscal years ended December 31, 2012, 2013, 2014 and 2015 are subject to examination by U.S. federal, state and Sweden taxing authorities.

12. Fair Value Measurement

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

The Company’s fixed income investments are comprised of obligations of U.S. government agencies and corporate marketable securities. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. At least annually, the Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2016.

The following fair value hierarchy table presents information about each major category of the Company’s assets measured at fair value on a recurring basis as of March 31, 2016 (in thousands):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$11,331	$—	$—	$11,331
U.S. Government and agency securities	5,896	300	—	6,196
Corporate and other debt securities	—	11,503	—	11,503

Total	$17,227	$11,803	$—	$29,030

Liabilities:
Contingent consideration – short-term	—	—	4,018	4,018
Contingent consideration – long-term	—	—	145	145

Total	$—	$—	$4,163	$4,163

The Company has no other assets or liabilities for which fair value measurement is either required or has been elected to be applied. The liabilities for contingent consideration recorded in connection with the BioFlash Partners, LLC (“BioFlash”) and Refine Technology, LLC (“Refine”) business combinations. The contingent consideration related to BioFlash is valued using management’s estimates of royalties to be paid to the former shareholders of BioFlash based on sales of the acquired assets. The contingent consideration related to the Refine is valued using management’s estimates of expected future milestone payments based on forecasted sales and a portion of any receipts that might be received in connection with the resolution, withdrawal or settlement of certain patent disputes with a third party to be paid to Refine. These valuations are Level 3 valuations as the primary inputs are unobservable.

Changes in the fair value of contingent consideration in the three-month period ended March 31, 2016 are primarily attributable to an increase to the expected 2016 Refine milestone payment of $1,999,000, a $4,350,000 milestone payment to Refine and a $130,000 minimum royalty payment made to BioFlash, which were previously accrued. The following table provides a rollforward of the fair value of the contingent consideration (in thousands):

Balance at December 31, 2015	$6,788
Payments	(4,480)
Changes in fair value	2,005

Balance at March 31, 2016	$4,313

The following tables provide quantitative information associated with the fair value measurement of the Company’s contingent consideration related to Refine using Level 3 inputs (in thousands):

Contingent Consideration
Refine
Fair value as of March 31, 2016	$4,018
Valuation technique	Probability-adjusted discounted cash flow
Remaining period in which milestones can be achieved	2016

	Fixed Earn-out	Maximum Variable Earn-out	Accrued Balance
2016	4,250	1,300	4,018

The significant unobservable inputs used in the fair value measurement of Refine’s contingent consideration are the probabilities of successful achievement of 2016 sales milestones. During the first quarter of 2016, the estimated fair value of the 2016 contingent payment was increased by $1,999,000 to $4,018,000 based on revised sales forecasts. Increases or decreases in the Company’s projected sales during 2016 may result in a significantly higher or lower fair value measurement, respectively and could result in a reversal of the current accrual.

There were no remeasurements to fair value during the three months ended March 31, 2016 of financial assets and liabilities that are not measured at fair value on a recurring basis.

13. Commitments and Contingencies

Future minimum rental commitments under the amended lease as of March 31, 2016 are as follows (in thousands):

Minimum Rental Commitments
2016	$2,126
2017	1,907
2018	1,437
2019	1,420
2020	1,371
Thereafter	2,700

14. Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three months ended March 31,
	2016	2015
United States	30%	28%
Sweden	24%	38%
United Kingdom	13%	19%
Other	33%	15%

	100%	100%

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Three months ended March 31,
	2016	2015
GE Healthcare	24%	37%
MilliporeSigma	28%	39%

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable are as follows:

	March 31, 2016	December 31, 2015
GE Healthcare	45%	13%
MilliporeSigma	20%	32%
Bioprocessing Customer C	—	21%

15. Subsequent Event – Acquisition of Atoll GmbH

On April 1, 2016, pursuant to the terms of a Share Purchase Agreement dated as of March 31, 2016, Repligen Sweden AB, a wholly-owned subsidiary of the Company, acquired Atoll GmbH (“Atoll”) from UV-Cap GmbH & Co. KG (the “Seller”). Atoll, headquartered in Weingarten, Germany, is an innovator and manufacturer of MediaScout® pre-packed chromatography columns used in process development and clinical manufacturing of biologic drugs.

Under the terms of the Share Purchase Agreement, Repligen Sweden paid to the Seller in consideration for all of the equity interests in Atoll GmbH a purchase price of $9.1 million in cash and 538,700 shares of the Company’s common stock. The Share Purchase Agreement includes a future contingent payment by Repligen Sweden to the Seller consisting of €1.0 million in cash if Atoll’s revenue increases by a specified amount from calendar year 2015 to calendar year 2016.

Because the Company is still in the process of valuing acquired assets and liabilities, the Company determined it was impracticable to provide all the disclosures required for a business combination pursuant to ASC 805, Business Combinations, and will do so in connection with filing its Form 10-Q as of and for the three- and six-month periods ended June 30, 2016.

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

For over twenty years, we have been a global market leader in native and recombinant forms of Protein A, a critical reagent used in the downstream purification of therapeutic monoclonal antibodies, or mAbs, one of the largest and fastest-growing class of biologic drugs on the market. Our Protein A reagents are currently used in the commercial production of over 50 mAbs, and in clinical stage production of over 300 investigational mAbs. We also supply several growth factor products and cell filtration products used to increase cell culture productivity during the bioproduction process. In the expanding area of flexible biomanufacturing technologies, we have developed and currently market a series of OPUS® chromatography columns for use in clinical-scale manufacturing. These pre-packed, “plug-and-play” columns are uniquely customizable to our customers’ media and size requirements.

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

Additionally, on April 1, 2016, we acquired Atoll GmbH (“Atoll”), an innovator and manufacturer of MediaScout® pre-packed chromatography columns used in process development and clinical manufacturing of biologic drugs, from UV-Cap GmbH & Co. KG. This acquisition strengthens and compliments our growing OPUS® product line of pre-packed chromatography columns.

We generally manufacture and sell Protein A and growth factors to life sciences companies under supply agreements and sell our chromatography columns, our media and quality test kits, and our ATF products directly to biopharmaceutical companies or contract manufacturing organizations or through distributors. We refer to these activities as our bioprocessing business. Our manufacturing facilities are located in the United States, Sweden and Germany.

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

Critical Accounting Policies and Estimates

A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our critical accounting policies in Management’s Discussion and Analysis and our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Three months ended March 31, 2016 vs. March 31, 2015

Revenues

Sales of bioprocessing products for the three months ended March 31, 2016 and 2015 were $25,094,000 and $20,816,000, respectively, representing an increase of $4,278,000, or 21%. This increase was primarily due to increases in orders for our chromatography columns and ATF products from our key bioprocessing customers. Sales of our bioprocessing products are impacted by the timing of orders, development efforts at our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend.

Costs and operating expenses

Total costs and operating expenses for the three-month periods ended March 31, 2016 and 2015 were comprised of the following:

	Three months ended March 31,		% Change
	2016	2015	2016 vs. 2015
	(in thousands, except percentages)
Cost of product revenue	$11,069	$8,073	37%
Research and development	1,539	1,568	(2%)
Selling, general and administrative	7,018	6,026	16%
Contingent consideration – fair value adjustments	2,005	1,111	80%

Total costs and operating expenses	$21,631	$16,778	29%

Cost of product revenue was approximately $11,069,000 and $8,073,000 for the three-month periods ended March 31, 2016 and 2015, respectively, an increase of $2,996,000 or 37%. This increase is primarily due to the increased product revenue noted above. Gross margins may fluctuate over the remainder of 2016 based on expected production volume and shipments, and product mix.

Research and development expenses were approximately $1,539,000 and $1,568,000 for the three-month periods ended March 31, 2016 and 2015, respectively, a decrease of $29,000 or 2%. This decrease is primarily related to the timing and scale of our bioprocessing product development projects. Expenses generally include personnel costs, external development costs, supplies and other expenses related to our new products in development.

Selling, general and administrative expenses were approximately $7,018,000 and $6,026,000 for the three-month periods ended March 31, 2016 and 2015, respectively, an increase of $992,000, or 16%. This increase is primarily due to the continued buildout of our administrative infrastructure to support future growth, the expansion of our customer-facing activities to drive sales of our bioprocessing products and costs incurred related to the acquisition of Atoll on April 1, 2016.

Contingent consideration fair value adjustments were approximately $2,005,000 and $1,111,000 for the three-month periods ended March 31, 2016 and 2015, respectively, an increase of $894,000 or 80%. The increase in the fair value adjustment during the first quarter of 2016 relates to the increased probability of achieving the 2016 Refine sales milestone.

Investment income

Investment income includes income earned on invested cash balances. Investment income was approximately $61,000 and $37,000 for the three-month periods ended March 31, 2016 and 2015, respectively. This increase of $24,000, or 65%, is primarily attributable to higher average invested cash balances.

Other income (expense)

Other expense was approximately ($979,000) and other income was approximately $132,000 for the three-month periods ended March 31, 2016 and 2015, respectively, and was primarily attributable to foreign currency gains and losses related to amounts due from non-Swedish kronor-based customers and cash balances denominated in U.S. dollars and British pounds held by our Sweden operations.

Provision for income taxes

For the three months ended March 31, 2016, we had income before taxes of approximately $2,540,000 and recorded a tax provision of approximately $915,000 for an effective tax rate of approximately 36.0%. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the U.S. statutory tax rate primarily due to the tax treatment of contingent consideration expense recorded in the first quarter of 2016.

Non-GAAP Financial Measures

We provide non-GAAP adjusted income from operations, non-GAAP adjusted net income and adjusted EBITDA as supplemental measures to GAAP measures regarding our operating performance. These financial measures exclude the impact of certain acquisition related items and, therefore, have not been calculated in accordance with GAAP. A detailed explanation and a reconciliation of each non-GAAP financial measures to its most comparable GAAP financial measures are described below.

We include this financial information because we believe these measures provide a more accurate comparison of our financial results between periods and more accurately reflect how management reviews its financial results. We excluded the impact of certain acquisition related items because we believe that the resulting charges do not accurately reflect the performance of our ongoing operations for the period in which such charges are incurred.

Non-GAAP Adjusted Income from Operations

Non-GAAP adjusted income from operations is measured by taking income from operations as reported in accordance with GAAP and excluding acquisition costs and contingent consideration expenses booked through our consolidated statements of comprehensive income. The following is a reconciliation of income from operations in accordance with GAAP to non-GAAP adjusted income from operations for the three-month periods ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Income from operations	$3,463	$4,038
Non-GAAP adjustments to income from operations:
Acquisition costs	393	—
Contingent consideration – fair value adjustments	2,005	1,111

Non-GAAP adjusted income from operations	$5,861	$5,149

Non-GAAP Adjusted Net Income

Non-GAAP adjusted net income is measured by taking net income as reported in accordance with GAAP and excluding acquisition costs and contingent consideration expenses booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to non-GAAP adjusted net income for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	(in thousands) Amount	Fully Diluted Earnings per Share	(in thousands) Amount	Fully Diluted Earnings per Share
Net income	$1,625	$0.05	$2,930	$0.09
Non-GAAP adjustments to net income:
Acquisition costs	393	0.01	—	—
Contingent consideration – fair value adjustments	2,005	0.06	1,111	0.03

Non-GAAP adjusted net income	$4,023	$0.12	$4,041	$0.12

Adjusted EBITDA

Adjusted EBITDA is measured by taking net income as reported in accordance with GAAP, excluding investment income, interest expense, taxes, depreciation and amortization, and excluding acquisition costs and contingent consideration expenses booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to adjusted EBITDA for the three-month periods ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$1,625	$2,930
Non-GAAP adjustments to net income from operations:
Investment income	(61)	(37)
Interest expense	5	9
Tax provision	915	1,268
Depreciation	751	749
Amortization	399	401

EBITDA	3,634	5,320

Other non-GAAP adjustments:
Acquisition costs	393	—
Contingent consideration – fair value adjustments	2,005	1,111

Adjusted EBITDA	$6,032	$6,431

Liquidity and capital resources

We have financed our operations primarily through revenues derived from product sales, and research grants, as well as proceeds and royalties from license arrangements and a litigation settlement and sales of equity securities. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

At March 31, 2016, we had cash and marketable securities of $70,912,000 compared to $73,407,000 at December 31, 2015. Cash and marketable securities as of March 31, 2016 do not reflect the cash consideration paid to acquire Atoll GmbH (“Atoll”), as described below. A deposit for leased office space of $450,000 is classified as restricted cash and is not included in cash and marketable securities totals as of March 31, 2016 and December 31, 2015.

On April 1, 2016, pursuant to the terms of a Share Purchase Agreement dated as of March 31, 2016, Repligen Sweden AB, our wholly-owned subsidiary, acquired Atoll from UV-Cap GmbH & Co. KG (the “Seller”). Under the terms of the Share Purchase Agreement, Repligen Sweden paid to the Seller in consideration for all of the equity interests in Atoll GmbH a purchase price of $9.1 million in cash and 538,700 shares of our common stock. The Share Purchase Agreement includes a future contingent payment by Repligen Sweden to the Seller consisting of €1.0 million in cash if Atoll’s revenue increases by a specified amount from calendar year 2015 to calendar year 2016.

Operating activities

For the three-month period ended March 31, 2016, our operating activities consumed cash of $3,811,000 reflecting net income of $1,625,000 and non-cash charges totaling $4,077,000 including depreciation, amortization, stock-based compensation charges and the revaluation of contingent consideration. An increase in accounts receivable consumed $1,149,000 of cash, and was primarily due to the 21% quarter over quarter increase in revenues. An increase in inventories consumed $3,092,000 of cash to support future revenues. A decrease in accounts payable consumed $1,600,000 of cash, which was primarily due to the timing of purchases and payments to vendors. Payments of accrued liabilities consumed $4,277,000 of cash, and was mainly due to the payment of contingent consideration to Refine related to 2015 sales milestones. The remaining cash flow used in operations resulted from net unfavorable changes in various other working capital accounts.

For the three-month period ended March 31, 2015, our operating activities consumed cash of $2,305,000 reflecting net income of $2,930,000 and non-cash charges totaling $3,050,000 including depreciation, amortization, stock-based compensation charges and the revaluation of contingent consideration. An increase in accounts receivable consumed $7,237,000 of cash, and was primarily due to the 28% quarter over quarter increase in revenues as well as timing of sales and payments from customers. The remaining cash flow used in operations resulted from net unfavorable changes in various other working capital accounts.

Investing activities

We place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines. Our investing activities provided $1,200,000 for the three-month period ended March 31, 2016, primarily due to net redemptions of marketable securities of $1,631,000 offset by $431,000 used for fixed asset additions. For the three-month period ended March 31, 2015, our investing activities provided $279,000, primarily due to net redemptions of marketable debt securities of $1,551,000, offset by $1,272,000 used for fixed asset additions.

Financing activities

For the three-month period ended March 31, 2016 and 2015, our financing activities provided cash of $323,000 and $303,000, respectively. For the three-month period ended March 31, 2016, proceeds from exercises of $821,000 were partially offset by contingent consideration payments of $498,000 which stemmed from the initial valuation of the likelihood that the 2015 ATF sales milestone would be achieved. For the three-month period ended March 31, 2015, proceeds from exercises of $402,000 were partially offset by contingent consideration payments of $99,000 which stemmed from the initial valuation of the likelihood that the 2014 ATF sales milestone would be achieved.

We do not currently use derivative financial instruments.

Working capital increased by approximately $4,953,000 to $89,424,000 at March 31, 2016 from $84,471,000 at December 31, 2015 due to the various changes noted above.

Our future capital requirements will depend on many factors, including the following:

•	the expansion of our bioprocessing business;

•	the ability to sustain sales and profits of our bioprocessing products;

•	market acceptance of our new products;

•	our ability to acquire additional bioprocessing products;

•	the resources required to successfully integrate the acquisitions of Refine and Atoll and recognize expected synergies;

•	the scope of and progress made in our research and development activities;

•	the extent of any share repurchase activity; and

•	the success of any proposed financing efforts.

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

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements as of March 31, 2016.

Contractual obligations

As of March 31, 2016, we had the following fixed obligations and commitments:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$10,961	$2,126	$3,278	$2,808	$2,749
Purchase obligations(1)	5,729	5,729	—	—	—
Contingent consideration(2)	4,313	4,168	145	—	—

Total	$21,003	$12,023	$3,423	$2,808	$2,749

(1)	Primarily represents purchase orders for the procurement of raw material for manufacturing.
(2)	Represents the current estimated fair value of contingent consideration amounts relating to the Bioflash and Refine acquisitions and does not include any contingent consideration related to the acquisition of Atoll. These amounts are recorded in accrued expenses and long term liabilities on our consolidated balance sheets.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, litigation strategy, product candidate research, development and regulatory approval, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with: the success of current and future collaborative or supply relationships, including our agreement with BioMarin and General Electric, our ability to successfully grow our bioprocessing business, including as a result of acquisition, commercialization or partnership opportunities, and our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited sales and marketing experience and capabilities, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition, our ability to compete with larger, better financed life sciences companies, our history of losses and expectation of incurring losses, our ability to generate future revenues, our ability to successfully integrate Repligen Sweden, Refine and Atoll, our ability to raise additional capital to fund potential acquisitions, our volatile stock price, and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We have investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate $61,000 decrease in the fair value of our investments as of March 31, 2016. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issuer, (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited.

Foreign exchange risk

The reporting currency of the Company is U.S. dollars. Transactions by our subsidiary, Repligen Sweden, may be denominated in Swedish kronor, British pound sterling, U.S. dollars, or in Euros while the entity’s functional currency is the Swedish krona. Certain sales transactions made by the U.S. entity related to ATF system products are denominated in foreign currencies. Exchange gains or losses resulting from the translation between the transactional currency and the functional currency are included in net income (loss). Fluctuations in exchange rates may adversely affect our results of operations, financial position and cash flows. We currently do not seek to hedge this exposure to fluctuations in exchange rates.

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

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015 and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause our actual results to differ materially from those in the forward-looking statements. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, other than as set forth below to update for the acquisition of the Atoll business.

Our acquisitions , such as our recent acquisition of Atoll GmbH, expose us to risks that could adversely affect our business, and we may not achieve the anticipated benefits of acquisitions of business or technologies. Moreover, our expanded commercial and manufacturing footprint in Europe as a result of our acquisition of Atoll GmbH may divert our resources from other aspects of our business, and will subject us to additional and different regulations. Failure to manage these economic, financial, business and regulatory risks may adversely impact our growth in Europe and other results of operations.

In April 2016, we acquired Atoll GmbH, a business based in Germany (the “Atoll Acquisition”). Any acquisition involves numerous risks and operational, financial, and managerial challenges, including difficulties in integrating new operations, or underperformance of any acquired technologies or products relative to our expectations and the price we paid. Furthermore, we expect a portion of our future revenue growth to come from introducing new products and technologies from our Atoll Acquisition, such as the MediaScout® pre-packed chromatography columns. The commercial success will depend on, among other factors, our successful integration of the Atoll business, and the acceptance of the new products and technologies by the life science and biopharmaceutical industries. As a result, there can be no assurance that these new products and technologies, even if successfully developed and introduced, will be accepted by customers. If customers do not adopt our new products and technologies, our results of operations may suffer and, as a result, the market price of our common stock may decline. Moreover, in connection with the Atoll Acquisition, we expanded our commercial and manufacturing footprint into Europe that may require us to make substantial investment, which could divert resources from other aspects of our business. In addition, we may incur difficulties in staffing and managing our European operations, and face fluctuations in currency exchange rates, exposure to additional regulatory requirements, including certain trade barriers, changes in political and economic conditions, and exposure to additional and potentially adverse tax regimes. Our success in Europe will depend, in part, on our ability to anticipate and effectively manage these and other risks. Our failure to manage these risks may adversely affect our growth in Europe and lead to increased administrative costs.

We may record a significant amount of intangible assets in connection with the Atoll Acquisition, and if the value of our recorded intangible assets become impaired, we could have to take significant charges against earnings.

In connection with the accounting for the Novozymes Acquisition and the Refine Acquisition, we recorded a significant amount of intangible assets, including developed technology and customer relationships. In connection with the Atoll Acquisition, we may have to record a significant amount of intangible assets. Under U.S. GAAP, we must assess, at least annually and potentially more frequently, whether the value of intangible assets has been impaired. Intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We did not repurchase any shares of common stock during the three-month period ended March 31, 2016. As of March 31, 2016, there are 657,173 shares remaining under this authorization.

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

In April 2016, in connection with the acquisition of the Atoll business, we issued and contributed 538,700 shares of our common stock to our wholly-owned subsidiary, Repligen Sweden AB, to enable Repligen Sweden AB to fulfill its obligation to deliver the aforementioned shares under the share purchase agreement we entered into with Repligen Sweden AB and the seller of Atoll GmbH. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506(b) promulgated under Regulation D.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference). (File No. 000-14656)

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference). (File No. 000-14656)

3.3	Amendment No. 1 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 20, 2011 and incorporated herein by reference).

3.4	Amendment No. 2 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference).

3.5	Certificate of Amendment to the Certificate of Incorporation of Repligen Corporation, effective as of May 16, 2014 (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 19, 2014 and incorporated herein by reference).

10.1 + ±	Strategic Supplier Alliance Agreement, by and between GE Healthcare Bio-Sciences AB and Repligen Corporation, dated as of January 28, 2010, as amended to date.

10.2 + ±	Strategic Supplier Alliance Agreement – Contract Manufacturing, by and between GE Healthcare Bio-Sciences AB and Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB), dated as of July 7, 2011, as amended to date.

31.1 +	Rule 13a-14(a)/15d-14(a) Certification.

31.2 +	Rule 13a-14(a)/15d-14(a) Certification.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Document Description

101+	The following materials from Repligen Corporation on Form 10-Q for the quarterly period ended March 31, 2016, formatted in Extensible Business Reporting Language (xBRL): (i) Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

+	Filed herewith.
*	Furnished herewith.
±	Confidential treatment has been requested for portions of the exhibit and is pending clearance with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: May 5, 2016	By:	/S/ TONY J. HUNT
Tony J. Hunt
President and Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: May 5, 2016	By:	/S/ JON SNODGRES
Jon Snodgres
Chief Financial Officer
(Principal financial officer)
Repligen Corporation