Form 10-Q
period 2016-06-30
REPLIGEN CORP
filed 2016-08-04
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 29, 2016.

Class	Number of Shares
Common Stock, par value $.01 per share	33,786,517

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$172,622	$54,092
Marketable securities	9,181	17,682
Accounts receivable, less reserve for doubtful accounts of $19 and $31, respectively	11,073	11,300
Other receivables	564	82
Inventories	23,197	17,998
Prepaid expenses and other current assets	1,304	2,098

Total current assets	217,941	103,252

Property, plant and equipment, net	13,707	13,801
Long-term marketable securities	—	1,633
Intangible assets, net	19,186	12,755
Goodwill	31,026	14,346
Restricted cash	450	450

Total assets	$282,310	$146,237

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,688	$6,724
Accrued liabilities	13,662	12,057

Total current liabilities	21,350	18,781
Convertible senior notes	93,380	—
Deferred tax liabilities	1,978	451
Other long-term liabilities	1,878	4,257
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 33,691,278 shares at June 30, 2016 and 32,949,353 shares at December 31, 2015 issued and outstanding	337	329
Additional paid-in capital	238,617	202,527
Accumulated other comprehensive loss	(9,184)	(8,566)
Accumulated deficit	(66,046)	(71,542)

Total stockholders’ equity	163,724	122,748

Total liabilities and stockholders’ equity	$282,310	$146,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share data)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Product revenue	$29,170	$21,457	$54,265	$42,274
Operating expenses:
Cost of product revenue	12,644	8,586	23,713	16,659
Research and development	1,890	1,252	3,430	2,819
Selling, general and administrative	8,140	6,242	15,159	12,267
Contingent consideration – fair value adjustments	637	768	2,642	1,881

Total operating expenses	23,311	16,848	44,944	33,626

Income from operations	5,859	4,609	9,321	8,648
Investment income	76	19	137	56
Interest expense	(638)	(8)	(643)	(17)
Other income (expense)	75	(269)	(904)	(137)

Income before income taxes	5,372	4,351	7,911	8,550
Income tax provision	1,500	739	2,415	2,008

Net income	$3,872	$3,612	$5,496	$6,542

Earnings per share:
Basic	$0.12	$0.11	$0.16	$0.20

Diluted	$0.11	$0.11	$0.16	$0.19

Weighted average shares outstanding:
Basic	33,649,296	32,870,473	33,336,989	32,827,536

Diluted	34,175,127	33,670,696	33,862,311	33,581,682

Other comprehensive income:
Unrealized gain (loss) on investments	—	(5)	15	(22)
Foreign currency translation gain (loss)	(2,514)	1,447	(633)	(2,402)

Comprehensive income	$1,358	$5,054	$4,878	$4,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$5,496	$6,542
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,465	2,295
Non-cash interest expense	382	—
Stock-based compensation expense	2,059	1,687
Deferred tax expense	218	173
Loss on revaluation of contingent consideration	2,642	1,881
Gain on sale of fixed assets	(15)	—
Loss on disposal of assets	26	1
Changes in assets and liabilities:
Accounts receivable	892	(6,820)
Other receivables	(318)	(283)
Inventories	(5,093)	(2,380)
Prepaid expenses and other current assets	793	981
Accounts payable	511	586
Accrued liabilities	(3,239)	875
Long-term liabilities	(66)	(425)

Net cash provided by operating activities	6,753	5,113

Cash flows from investing activities:
Acquisition of Atoll GmbH, net of cash received	(8,767)	—
Purchases of marketable securities	(3,952)	(8,119)
Redemptions of marketable securities	14,100	10,359
Proceeds from sale of fixed assets	45	—
Purchases of property, plant and equipment	(1,406)	(1,737)

Net cash provided by investing activities	20	503

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of costs	111,323	—
Exercise of stock options	958	686
Payment of contingent considerations	(498)	(99)

Net cash provided by financing activities	111,783	587

Effect of exchange rate changes on cash and cash equivalents	(26)	(1,554)

Net increase in cash and cash equivalents	118,530	4,649
Cash and cash equivalents, beginning of period	54,092	35,363

Cash and cash equivalents, end of period	$172,622	$40,012

Supplemental disclosure of non-cash activities:
Income taxes paid	$1,981	$1,629

Payment of contingent consideration in common stock	$875	$—

Stock tendered for acquisition of Atoll GmbH	$14,135	$—

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Repligen Sweden AB, Atoll GmbH (as of April 1, 2016) and Repligen Singapore Pte. Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The ASU became effective for public entities for fiscal years beginning after December 15, 2015. The Company applied the amended presentation requirements in conjunction with its issuance of convertible senior notes in the second quarter of 2016.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The adoption of this ASU will include updates as provided under ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”; ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The Company has not yet determined which adoption method it will utilize or the effect that the adoption of this guidance will have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” (“ASU 2015-11”) ASU 2015-11 requires inventory be measured at the lower of cost and net realizable value, and options that currently exist for market value be eliminated. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective prospectively for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.

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

2. Acquisition of Atoll GmbH

On April 1, 2016, the Company’s subsidiary Repligen Sweden AB (“Repligen Sweden”) acquired Atoll GmbH (“Atoll”) from UV-Cap GmbH & Co. KG (the “Seller”) pursuant to a Share Purchase Agreement (the “Share Purchase Agreement”), dated as of March 31, 2016 (such acquisition, the “Atoll Acquisition”), by and among Repligen Sweden, the Seller, and the Company, in its capacity as guarantor of the obligations of Repligen Sweden under the Share Purchase Agreement. The Transaction was subject to certain closing conditions that did not occur until April 1, 2016. Payment for the Transaction was denominated in Euros but is reflected here in U.S. dollars for presentation purposes.

In connection with the Atoll Acquisition, the Company issued and contributed 538,700 shares of the Company’s common stock, par value of $0.01 per share valued at $14.1 million (the “Stock Consideration”) to Repligen Sweden through a transfer by the Company on behalf of Repligen Sweden to fulfill Repligen Sweden’s obligation to deliver the Stock Consideration under the Share Purchase Agreement. The issuance of the Stock Consideration will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The Stock Consideration was based on the fair value of Repligen stock on April 1, 2016.

This acquisition strengthened Repligen’s bioprocessing business by adding a complementary extension to an existing product line while expanding its direct sales presence worldwide. The Atoll Acquisition was accounted for as a purchase of a business under ASC 805, Business Combinations. The total purchase price of the Atoll acquisition totaled $25.3 million, consisting of an upfront cash payment of $10.2 million, less $74,000 as a result of the final determination of working capital, issuance of the Share Consideration, and future potential milestone payments totaling up to $1.1 million if specific revenue growth targets are met for 2016. The $1.1 million potential contingent consideration had an initial probability weighted fair value at the time of the closing of the Transaction of approximately $952,000.

Consideration Transferred

The Company accounted for the Atoll Acquisition as the purchase of a business under U.S. GAAP. Under the acquisition method of accounting, the assets of Atoll were recorded as of the acquisition date, at their respective fair values, and consolidated with those of Repligen. The fair value of the net assets acquired was approximately $25.3 million.

The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

The total consideration transferred follows (in thousands):

Cash consideration, less $74 of working capital adjustments reflected in other receivables as of June 30, 2016	$10,176
Value of common stock issued	14,138
Estimated fair value of contingent consideration	952

Total consideration transferred	$25,266

The fair value of contingent consideration was determined based upon a probability weighted analysis of expected future milestone and settlement payments to be made to the Seller. The Company could make payments of up to $1.1 million if specific revenue growth targets are met for 2016. The liability for contingent consideration is included in current liabilities on the consolidated balance sheets and will be remeasured at each reporting period until the contingency is resolved. See Note 10 - Accrued Liabilities for further details.

Acquisition related costs are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. The Company incurred $1,119,000 in transaction costs related to the Atoll Acquisition. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of operations.

Fair Value of Net Assets Acquired

The allocation of purchase price was based on the fair value of assets acquired and liabilities assumed as of April 1, 2016. The components and allocation of the purchase price consists of the following amounts (in thousands):

Cash and cash equivalents	$1,409
Accounts receivable	697
Inventory	155
Other current assets	169
Fixed assets, net	114
Customer relationships	5,318
Developed technology	2,175
Non-competition agreements	57
Trademark and trade name	11
Deferred tax assets	903
Accounts payable and other liabilities assumed	(599)
Deferred tax liabilities	(2,245)
Goodwill	17,102

Net assets acquired	$25,266

Of the consideration paid, $5.3 million represents the fair value of customer relationships that will be amortized over the determined useful life of 16 years and $2.2 million represents the fair value of developed technology that will be amortized over a determined useful life of 14 years. $57,000 represents the fair value of non-competition agreements, and $11,000 represents the fair value of trademarks and trade names that will be amortized over a determined useful life of 2 years. The aforementioned intangible assets will be amortized on a straight-line basis.

The assessment of fair value is preliminary and is based on information that was available to management at the time the condensed consolidated financial statements were prepared. The Company is finalizing its valuation of the assets acquired and liabilities assumed, and accordingly, such amounts may be subject to change.

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

4. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income by component (in thousands):

(In thousands)	Unrealized gain (loss) on investments	Foreign currency translation gain (loss)	Total
Balance at December 31, 2015	$(11)	$(8,555)	$(8,566)
Other comprehensive income	15	(633)	(618)

Balance at June 30, 2016	$4	$(9,188)	$(9,184)

5. Earnings Per Share

The Company reports earnings per share in accordance with Accounting Standards Codification Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options. Under the treasury stock method, unexercised “in-the-money” stock options and warrants are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting are considered participating securities and are considered in the calculation of basic and diluted earnings per share. There were no such participating securities outstanding during the three-month periods ended June 30, 2016 and 2015.

Basic and diluted weighted average shares outstanding were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Weighted average common shares	33,649,296	32,870,473	33,336,989	32,827,536
Dilutive common stock options	525,831	800,223	525,322	754,146

Weighted average common shares, assuming dilution	34,175,127	33,670,696	33,862,311	33,581,682

At June 30, 2016, there were outstanding options to purchase 1,315,739 shares of the Company’s common stock at a weighted average exercise price of $11.70 per share. For the three- and six-month periods ended June 30, 2016, 359,828 and 417,279 options to purchase shares of the Company’s common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive. The Company has excluded the effects of its convertible senior notes issued in May 2016 on earnings per share, as it is the Company’s intent to settle these notes in cash.

At June 30, 2015, there were outstanding options to purchase 1,265,486 shares of the Company’s common stock at a weighted average exercise price of $9.68 per share. For the three- and six-month periods ended June 30, 2015, 126,541 and 150,041 options to purchase shares of the Company’s common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

6. Cash, Cash Equivalents and Marketable Securities

At June 30, 2016, the Company’s investments included money market funds and short-term marketable securities. At December 31, 2015, the Company’s investments included money market funds, short-term and long-term marketable securities. These marketable securities are classified as available-for-sale. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are securities with maturities of greater than one year. The average remaining contractual maturity of marketable securities at June 30, 2016 is approximately 3.53 months.

Management reviewed the Company’s investments as of June 30, 2016 and December 31, 2015 and concluded that there are no securities with other than temporary impairments in the investment portfolio. The Company does not intend to sell any investments in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Investments in marketable securities consisted of the following at June 30, 2016 (in thousands):

	June 30, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$3,927	$2	$—	$3,929
Corporate and other debt securities	5,250	2	—	5,252

Total	$9,177	$4	$—	$9,181

There were no long-term marketable securities as of June 30, 2016.

At June 30, 2016, the Company’s investments included three securities in unrealized loss positions with a total unrealized loss of less than $1,000 and a total fair market value of approximately $1,302,000. All investments with gross unrealized losses have been in unrealized loss positions for less than 12 months. The unrealized losses were caused primarily by current economic and market conditions. There was no change in the credit risk of the securities. There were no realized gains or losses on the investments for the six months ended June 30, 2016 or the six months ended June 30, 2015.

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

The contractual maturities of all money market funds and marketable securities are less than one year as of June 30, 2016.

7. Inventories

Inventories relate to the Company’s bioprocessing business. The Company values inventory at cost or, if lower, market value, using the first-in, first-out method. The Company reviews its inventories at least quarterly and records a provision for excess and obsolete inventory based on its estimates of expected sales volume, production capacity and expiration dates of raw materials, work-in-process and finished products. Expected sales volumes are determined based on supply forecasts provided by key customers for the next 3 to 12 months. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of product revenue. Manufacturing of bioprocessing finished goods is done to order and tested for quality specifications prior to shipment. Reserves for excess and obsolete inventory were approximately $343,000 at June 30, 2016 and December 31, 2015.

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw Materials	$14,895	$10,671
Work-in-process	2,091	1,586
Finished products	6,211	5,741

Total	$23,197	$17,998

8. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Leasehold improvements	$13,557	$13,306
Equipment	14,682	13,758
Furniture and fixtures	3,080	2,808
Construction in progress	621	425

Total property, plant and equipment	31,940	30,297
Less: accumulated depreciation	(18,233)	(16,496)

Property, plant and equipment, net	$13,707	$13,801

Depreciation expense totaled approximately $1,535,000 and $1,494,000 for the six-month periods ended June 30, 2016 and 2015, respectively.

9. Intangible Assets

Intangible assets, except for the Refine Technology, LLC tradename and in-process research and development, are amortized over their useful lives using the straight-line method, as applicable, and the amortization expense is recorded within selling, general and administrative expense in the Company’s statements of comprehensive income (loss). The Refine Technology, LLC tradename and in-process research and development are not amortized. The Company reviews its indefinite-lived intangible assets not subject to amortization to determine if adverse conditions exist or a change in circumstances exists that would indicate an impairment. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at June 30, 2016.

Intangible assets consisted of the following at June 30, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$5,413	$(1,208)	13
In process research and development	1,600	—	—
Patents	240	(192)	8
Customer relationships	16,959	(4,385)	11
Trademark	700	—	—
Other intangibles	67	(8)	2

Total intangible assets	$24,979	$(5,793)	12

Intangible assets consisted of the following at December 31, 2015 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$3,295	$(782)	12
In process research and development	1,600	—	—
Patents	240	(177)	8
Customer relationships	11,805	(3,926)	9
Trademark	700	—	—

Total intangible assets	$17,640	$(4,885)	10

Amortization expense for amortized intangible assets was approximately $932,000 and $801,000 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the Company expects to record amortization expense as follows (in thousands):

Years Ending	Amortization Expense
December 31, 2016 (six months remaining)	$1,120
December 31, 2017	2,241
December 31, 2018	2,052
December 31, 2019	2,028
December 31, 2020	1,683

10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Employee compensation	$3,800	$4,680
Accrued interest payable	251	—
Accrued purchases	718	604
Taxes	457	166
Current portion of contingent consideration	5,878	4,480
Professional fees	441	269
Unearned revenue	202	258
Other accrued expenses	1,915	1,600

Total	$13,662	$12,057

11. Long Term Debt

The carrying value of the Company’s convertible senior notes is as follows (in thousands):

	June 30, 2016	December 31, 2015
2.125% Convertible Senior Notes due 2021:
Principal amount	$115,000	$—
Unamortized debt discount	(18,387)	—
Unamortized debt issuance costs	(3,233)	—

Total convertible senior notes	$93,380	$—

On May 24, 2016, the Company issued $115 million aggregate principal amount of its 2.125% Convertible Senior Notes due 2021 (the “Notes”). The net proceeds from the sale of the Notes, after deducting the underwriting discounts and commissions and other related offering expenses, were approximately $111.3 million. The Notes bear interest at the rate of 2.125% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2016.

The Notes will mature on June 1, 2021, unless earlier repurchased, redeemed or converted in accordance with their terms. Prior to March 1, 2021, the Notes will be convertible at the option of holders of the Notes only upon satisfaction of certain conditions and during certain periods, and thereafter, the notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, holders of the Notes will receive shares of the Company’s common stock, cash or a combination thereof, at the Company’s election. It is the Company’s current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company’s common stock.

The conversion rate for the Notes will initially be 31.1813 shares of the Company’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $32.07 per common share, and is subject to adjustment under the terms of the Notes. Holders of the Notes may require the Company to repurchase their Notes upon the occurrence of a fundamental change prior to maturity for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

The Company will not have the right to redeem the Notes prior to June 5, 2019, but may redeem the Notes, at its option, in whole or in part, on any business day on or after June 5, 2019 and prior to the maturity date if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides written notice of redemption. The redemption price will be equal to 100% of the principal amount of the principal amount of Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

The Notes contain customary terms and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the holders of at least 25% in aggregate principal amount of the outstanding Notes may declare 100% of the principal of, and any accrued and unpaid interest on, all of the Notes to be due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Notes will become due and payable automatically. Notwithstanding the foregoing, the Notes provide that, to the extent the Company elects and for up to 270 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants consist exclusively of the right to receive additional interest on the Notes. The Company is not aware of any events of default, current events or market conditions that would allow holders to call or convert the Notes as of June 30, 2016.

The cash conversion feature of the Notes required bifurcation from the Notes and was initially accounted for as an equity instrument classified to stockholders’ equity, as the conversion feature was determined to be clearly and closely related to the Company’s stock. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and asset base and with similar maturity, the Company estimated the implied interest rate, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $96,289,000 upon issuance, calculated as the present value of implied future payments based on the $115 million aggregate principal amount. The equity component of the Notes was recognized as a debt discount, recorded in additional paid-in capital, and represents the difference between the aggregate principal of the Notes and the fair value of the Notes without conversion option on their issuance date. The debt discount is amortized to interest expense using the effective interest method over five years, or the life of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

Interest expense recognized on the Notes during the three month period ended June 30, 2016 includes $251,000, $324,000 and $57,000 for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the Notes is 6.6%, which includes the interest on the Notes, amortization of the debt discount and debt issuance costs. As of June 30, 2016, the carrying value of the Notes was approximately $93.4 million and the fair value of the principal was approximately $124.3 million.

12. Stock-Based Compensation

For the three months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense of approximately $1,137,000 and $985,000, respectively, for share-based awards granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”) and the Repligen Corporation Amended and Restated 2012 Stock Option and Incentive Plan (the “2012 Plan,” and collectively with the 2001 Plan and the 1992 Repligen Corporation Stock Option Plan, the “Plans”). The Company recorded stock-based compensation expense of approximately $2,059,000 and $1,687,000 for the six-month periods ended June 30, 2016 and 2015, respectively, for share-based awards granted under the Plans.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of comprehensive income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cost of product revenue	$84	$63	$144	$106
Research and development	105	90	185	159
Selling, general and administrative	948	832	1,730	1,422

Total	$1,137	$985	$2,059	$1,687

The 2012 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Incentive options granted to employees under the Plans generally vest over a three to five-year period, with 20%-33% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At June 30, 2016, options to purchase 1,315,739 shares were outstanding under the Plans. At June 30, 2016, 1,976,534 shares were available for future grant under the 2012 Plan.

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

Information regarding option activity for the six months ended June 30, 2016 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	(in thousands) Aggregate Intrinsic Value
Options outstanding at January 1, 2016	1,240,935	$10.44
Granted	331,203	12.40
Exercised	(170,919)	5.89
Forfeited/Cancelled	(85,480)	7.69

Options outstanding at June 30, 2016	1,315,739	$11.70	7.33	$21,147

Options exercisable at June 30, 2016	514,898	$9.49	5.17	$9,402

Vested and expected to vest at June 30, 2016 (1)	1,223,223	$11.88	7.26	$19,473

(1)	This represents the number of vested options as of June 30, 2016 plus the number of unvested options expected to vest as of June 30, 2016 based on the unvested outstanding options at June 30, 2016 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2016 of $27.36 and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2016.

The weighted average grant date fair value of options granted during the six months ended June 30, 2016 and 2015 was $20.11 and $21.83, respectively. The total fair value of stock options that vested during the six months ended June 30, 2016 and 2015 was approximately $2,396,000 and $1,522,000, respectively.

As of June 30, 2016, there was approximately $9,613,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.91 years. The Company expects 708,325 unvested options to vest over the next five years.

13. Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2016 was 27.9% and 30.5%, respectively, compared to 17.0% and 23.5%, respectively, for the corresponding periods in the prior year. For the current three and six month periods, the effective tax rate was lower than the U.S. statutory tax rate of 34% primarily due to increased foreign profits at lower tax rates, offset by unbenefited domestic losses. For the three and six months ended June 30, 2015, the effective tax rate differed from the U.S. statutory rate of 34% primarily due to the lower statutory tax rate in Sweden and a reserve reversal attributable to a correction of an income tax audit accrual.

As of December 31, 2015, the Company has U.S. net operating loss carryforwards of approximately $46,984,000 and U.S. business tax credit carryforwards of approximately $1,920,000 available to reduce future federal income taxes, if any. The net operating loss and business tax credits carryforwards will continue to expire at various dates through December 2035. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

As of December 31, 2015, the Company concluded that realization of deferred tax assets in the United States beyond December 31, 2015 is not more likely than not, and as such, the Company maintained a valuation allowance against the majority of its remaining deferred tax assets. As of June 30, 2016, the Company concluded that realization of deferred tax assets beyond June 30, 2016 is not more likely than not, and as such, the Company maintained a valuation allowance against the majority of its remaining U.S. deferred tax assets.

As a result of the Company’s acquisition of Atoll GmbH on April 1, 2016, the Company acquired intangible assets of approximately €6,640,000. Because the amortization of these intangible assets is not deductible under German tax law, the Company recorded deferred tax liabilities of approximately €1,972,000 (approximately $2,190,000) as of June 30, 2016. Additionally, the Company was able to retain net operating losses of approximately €2,669,000. Accordingly, the Company recorded deferred tax assets of approximately €793,000 (approximately $880,000) as of June 30, 2016.

The fiscal years ended December 31, 2012, 2013, 2014 and 2015 are subject to examination by U.S. federal, state and Sweden taxing authorities.

14. Fair Value Measurement

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

The Company’s fixed income investments are comprised of obligations of U.S. government agencies and corporate marketable securities. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. At least annually, the Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2016.

The following fair value hierarchy table presents information about each major category of the Company’s assets measured at fair value on a recurring basis as of June 30, 2016 (in thousands):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$131,939	$—	$—	$131,939
U.S. Government and agency securities	3,629	300	—	3,929
Corporate and other debt securities	—	5,252	—	5,252

Total	$135,568	$5,552	$—	$141,120

Liabilities:
Contingent consideration – short-term	$—	$—	$5,878	$5,878
Convertible senior notes	—	124,295	—	124,295

Total	$—	$124,295	$5,878	$130,173

The Company has no other assets or liabilities for which fair value measurement is either required or has been elected to be applied. The liabilities for contingent consideration are recorded in connection with the BioFlash Partners, LLC (“BioFlash”), Refine Technology, LLC (“Refine”) and Atoll business combinations. The contingent consideration related to BioFlash is valued using management’s estimates of royalties to be paid to the former shareholders of BioFlash based on sales of the acquired assets. The contingent consideration related to Refine is valued using management’s estimates of expected future milestone payments based on forecasted sales and a portion of any receipts that might be received in connection with the resolution, withdrawal or settlement of certain patent disputes with a third party to be paid to Refine. The contingent consideration related to Atoll is valued using management’s estimates of expected future milestone payments based on forecasted sales. These valuations are Level 3 valuations, as the primary inputs are unobservable.

Changes in the fair value of contingent consideration in the six-month period ended June 30, 2016 are primarily attributable to an increase to the expected 2016 Refine milestone payment of $2,629,000, a $4,350,000 milestone payment to Refine and a $130,000 minimum royalty payment made to BioFlash, which were previously accrued. Additionally, the Company recorded contingent consideration of €836,000 (approximately $928,000) related to the Atoll acquisition.

The following table provides a rollforward of the fair value of contingent consideration (in thousands):

Balance at December 31, 2015	$6,788
Additions	928
Payments	(4,480)
Changes in fair value	2,642

Balance at June 30, 2016	$5,878

The following tables provide quantitative information associated with the fair value measurement of the Company’s contingent consideration related to Refine using Level 3 inputs (in thousands):

Contingent Consideration
Refine
Fair value as of June 30, 2016	$4,648
Valuation technique	Probability-adjusted discounted cash flow
Remaining period in which milestones can be achieved	2016

	Fixed Earn-out	Maximum Variable Earn-out	Accrued Balance
2016	4,250	1,300	4,648

The significant unobservable inputs used in the fair value measurement of Refine’s contingent consideration are the probabilities of successful achievement of 2016 sales milestones. During the first six months of 2016, the estimated fair value of the 2016 contingent payment was increased by $2,629,000 to $4,648,000 based on revised sales forecasts. Increases or decreases in the Company’s projected sales during 2016 may result in a significantly higher or lower fair value measurement, respectively, and could result in a reversal of the current accrual.

The following tables provide quantitative information associated with the fair value measurement of the Company’s contingent consideration related to Atoll using Level 3 inputs (in thousands):

Contingent Consideration
Atoll
Fair value as of June 30, 2016	$928
Valuation technique	Probability-weighted expected return method.
Remaining period in which milestones can be achieved	2016

The significant unobservable inputs used in the fair value measurement of Atoll’s contingent consideration are the probabilities of successful achievement of 2016 sales milestones. The initial valuation of contingent consideration upon the acquisition of Atoll in April 2016 resulted in a fair value of €836,000 (approximately $928,000). Increases or decreases in the Company’s projected sales during 2016 may result in a significantly higher or lower fair value measurement, respectively, and could result in a reversal of the current accrual.

In May 2016, the Company issued $115 million aggregate principal amount of 2.125% convertible senior notes due June 1, 2021 (the “Notes”). Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2016. As of June 30, 2016, the carrying value of the Notes was $93.3 million, net of unamortized discount, and the fair value of the Notes was approximately $124.3 million. The Notes are discussed in more detail in Note 11, “Long Term Debt.”

There were no remeasurements to fair value during the three months ended June 30, 2016 of financial assets and liabilities that are not measured at fair value on a recurring basis.

15. Commitments and Contingencies

Future minimum rental commitments under the Company’s leases as of June 30, 2016 are as follows (in thousands):

Minimum Rental Commitments
2016	$2,031
2017	1,434
2018	1,434
2019	1,387
2020	1,371
Thereafter	2,700

16. Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
United States	45%	21%	37%	25%
Sweden	29%	51%	31%	44%
United Kingdom	6%	17%	10%	18%
Other	20%	11%	22%	13%

Total	100%	100%	100%	100%

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
GE Healthcare	28%	51%	31%	44%
MilliporeSigma	30%	25%	30%	31%

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable are as follows:

	June 30, 2016	December 31, 2015
GE Healthcare	49%	13%
MilliporeSigma	13%	32%
Bioprocessing Customer C	3%	21%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Repligen is a bioprocessing company that develops, manufactures and markets innovative products and solutions used to manufacture biologic drugs. Biologics, or principally monoclonal antibodies, recombinant proteins, and vaccines, are manufactured through a complex process involving the use of live cells to produce the drug, followed by multiple separation and purification processes. Our products are used in this process to enhance end product yields for the manufacturer while lowering costs and reducing risks through increased process efficiencies.

For over twenty-five years, we have been a global market leader in native and recombinant forms of Protein A, a critical reagent used in the downstream purification of therapeutic monoclonal antibodies, or mAbs, one of the largest and fastest-growing class of biologic drugs on the market. Our Protein A ligands are a critical component of Protein A resins currently used in the commercial production of over 50 mAbs, and in clinical stage production of over 300 investigational mAbs. In upstream bioprocessing, where a biologic drug product is grown in bioreactors, we supply several growth factor products used to supplement cell culture media and enhance cell productivity. Our XCell™ ATF filtration systems are also used upstream to increase cell retention and accelerate cell productivity, resulting in significantly higher product yield from a bioreactor. In downstream bioprocessing, where the biologic drug product is separated and purified, we developed and market our innovative OPUS® line of chromatography columns for use in bench-scale through clinical production-scale purification. We deliver OPUS pre-packed with chromatography resins of our customers’ choice, and customized to their size requirements. In the industry, OPUS is one of the leading “single-use” technologies that are being adopted for their convenience, flexibility and reliability as biomanufacturers seek ways to increase productivity while reducing facility size and cost.

We generally manufacture and sell Protein A ligands through long-term supply agreements, and we sell our XCell ATF and OPUS lines direct to end users (biopharmaceutical developers and contract manufacturing organizations) worldwide. Our growth factor products are sold through a distribution agreement with MilliporeSigma under which we co-promote LONG®R3 IGF-1 and other growth factors in our portfolio. We refer to these activities as our bioprocessing business. Our manufacturing facilities are located in the United States, Sweden and Germany.

Through strategic acquisitions and internal product development, we have expanded our portfolio of products that we sell direct to end users. This expansion includes our acquisition of the Alternating Tangential Flow (“ATF”) System (now XCell™ ATF) which we acquired under an asset purchase agreement with Refine Technology LLC, or Refine, on June 2, 2014. This acquisition strengthened our upstream product portfolio and complements our growth factor portfolio. Additionally, on April 1, 2016, we acquired Atoll GmbH (“Atoll”), an innovator and manufacturer of pre-packed chromatography columns used in process development and clinical manufacturing of biologic drugs, from UV-Cap GmbH & Co. KG. This acquisition strengthens and complements our growing OPUS product line, and provides an important customer-facing center in Central Europe.

Historically, Repligen also conducted activities aimed at developing proprietary therapeutic drug candidates, often with a potential of entering into a collaboration with a larger commercial stage pharmaceutical or biotechnology company in respect of these programs. As part of our strategic decision in 2012 to focus our efforts on our core bioprocessing business, we discontinued our clinical development programs, and outlicensed those programs to biopharmaceutical companies including Pfizer, Inc. and BioMarin, under agreements that allow us to share in the potential commercialization of the subject compounds.

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

Results of Operations

Three months ended June 30, 2016 vs. June 30, 2015

Revenues

Sales of bioprocessing products for the three months ended June 30, 2016 and 2015 were $29,170,000 and $21,457,000, respectively, representing an increase of $7,713,000, or 36%. This increase was primarily due to increases in orders for our chromatography columns and ATF products from our key bioprocessing customers. Sales of our bioprocessing products are impacted by the timing of orders, development efforts at our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend.

Costs and operating expenses

Total costs and operating expenses for the three-month periods ended June 30, 2016 and 2015 were comprised of the following:

	Three months ended June 30,		% Change
	2016	2015	2016 vs. 2015
	(in thousands, except percentages)
Cost of product revenue	$12,644	$8,586	47%
Research and development	1,890	1,252	51%
Selling, general and administrative	8,140	6,242	30%
Contingent consideration – fair value adjustments	637	768	(17%)

Total costs and operating expenses	$23,311	$16,848	38%

Cost of product revenue was approximately $12,644,000 and $8,586,000 for the three-month periods ended June 30, 2016 and 2015, respectively, an increase of $4,058,000 or 47%. This increase is primarily due to the increased product revenue noted above. Gross margins may fluctuate over the remainder of 2016 based on expected production volume and shipments, and product mix.

Research and development expenses were approximately $1,890,000 and $1,252,000 for the three-month periods ended June 30, 2016 and 2015, respectively, an increase of $638,000 or 51%. This increase is primarily related to the timing and scale of our bioprocessing product development projects. Expenses generally include personnel costs, external development costs, supplies and other expenses related to our new products in development.

Selling, general and administrative expenses were approximately $8,140,000 and $6,242,000 for the three-month periods ended June 30, 2016 and 2015, respectively, an increase of $1,898,000 or 30%. This increase is primarily due to the continued buildout of our administrative infrastructure to support future growth, the expansion of our customer-facing activities to drive sales of our bioprocessing products and costs incurred related to the acquisition of Atoll on April 1, 2016.

Contingent consideration fair value adjustments were approximately $637,000 and $768,000 for the three-month periods ended June 30, 2016 and 2015, respectively, a decrease of $131,000 or 17%. Fair value adjustments for contingent consideration are based on changes in the probabilities of achieving milestones and the related payments.

Investment income

Investment income includes income earned on invested cash balances. Investment income was approximately $76,000 and $19,000 for the three-month periods ended June 30, 2016 and 2015, respectively. This increase of $57,000, or 300%, is primarily attributable to higher average invested cash balances related to the receipt of proceeds from our issuance of convertible senior notes in May 2016.

Interest expense

Interest expense was approximately $638,000 and $8,000 for the three-month periods ended June 30, 2016 and 2015, respectively. This increase of $630,000 is attributable to interest expense related to the issuance of convertible senior notes in May 2016.

Other income (expense)

Other income was approximately $75,000 and other expense was approximately ($269,000) for the three-month periods ended June 30, 2016 and 2015, respectively, and was primarily attributable to foreign currency gains and losses.

Provision for income taxes

For the three months ended June 30, 2016, we had income before taxes of approximately $5,372,000 and recorded a tax provision of approximately $1,500,000 for an effective tax rate of approximately 28%. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the U.S. statutory tax rate primarily due to lower statutory tax rates in foreign jurisdictions.

Six months ended June 30, 2016 vs. June 30, 2015

Revenues

Sales of bioprocessing products for the six-month periods ended June 30, 2016 and 2015 were $54,265,000 and $42,274,000, respectively, an increase of $11,991,000 or 28%. This increase was primarily due to increases in orders for our chromatography columns and ATF products from our key bioprocessing customers. Sales of our bioprocessing products are impacted by the timing of orders, development efforts at our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend.

Costs and operating expenses

Total costs and operating expenses for the six-month periods ended June 30, 2016 and 2015 were comprised of the following:

	Six months ended June 30,		% Change
	2016	2015	2016 vs. 2015
	(in thousands, except percentages)
Cost of product revenue	$23,713	$16,659	42%
Research and development	3,430	2,819	22%
Selling, general and administrative	15,159	12,267	24%
Contingent consideration – fair value adjustments	2,642	1,881	40%

Total costs and operating expenses	$44,944	$33,626	34%

Cost of product revenue was approximately $23,713,000 and $16,659,000 for the six-month periods ended June 30, 2016 and 2015, respectively, an increase of $7,054,000 or 42%. This increase is primarily due to the increased product revenue noted above. Gross margins may fluctuate over the remainder of 2016 based on expected production volume and shipments, and product mix.

Research and development expenses were approximately $3,430,000 and $2,819,000 for the six-month periods ended June 30, 2016 and 2015, respectively, an increase of $611,000 or 22%. This increase is primarily related to the timing and scale of our bioprocessing product development projects. Expenses generally include personnel costs, external development costs, supplies and other expenses related to our new products in development.

Selling, general and administrative expenses were approximately $15,159,000 and $12,267,000 for the six-month periods ended June 30, 2016 and 2015, respectively, an increase of $2,892,000 or 24%. This increase is primarily due to the continued buildout of our administrative infrastructure to support future growth, the expansion of our customer-facing activities to drive sales of our bioprocessing products and costs incurred related to the acquisition of Atoll on April 1, 2016.

Contingent consideration fair value adjustments were approximately $2,642,000 and $1,881,000 for the six-month periods ended June 30, 2016 and 2015, respectively, an increase of $761,000 or 40%. Fair value adjustments for contingent consideration are based on changes in the probabilities of achieving milestones and the related payments.

Investment income

Investment income includes income earned on invested cash balances. Investment income was approximately $137,000 and $56,000 for the six-month periods ended June 30, 2016 and 2015, respectively. This increase of $81,000, or 145%, is primarily attributable to higher average invested cash balances related to the receipt of proceeds from our issuance of convertible senior notes in May 2016.

Interest expense

Interest expense was approximately $643,000 and $17,000 for the six-month periods ended June 30, 2016 and 2015, respectively. This increase of $626,000 is attributable to interest expense related to the issuance of convertible senior notes in May 2016.

Other income (expense)

Other expense was approximately ($904,000) and ($137,000) for the six-month periods ended June 30, 2016 and 2015, respectively, and was primarily attributable to foreign currency gains and losses related to amounts due from non-Swedish kronor-based customers and cash balances denominated in U.S. dollars and British pounds held by our Sweden operations.

Provision for income taxes

For the six months ended June 30, 2016, we had income before taxes of approximately $7,911,000 and recorded a tax provision of approximately $2,415,000 for an effective tax rate of approximately 31%. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the U.S. statutory tax rate primarily due to lower statutory tax rates in foreign jurisdictions and the tax treatment of contingent consideration expense recorded in the first half of 2016.

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

Non-GAAP Adjusted Income from Operations

Non-GAAP adjusted income from operations is measured by taking income from operations as reported in accordance with GAAP and excluding acquisition costs and contingent consideration expenses booked through our consolidated statements of comprehensive income. The following is a reconciliation of income from operations in accordance with GAAP to non-GAAP adjusted income from operations for the three- and six-month periods ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
GAAP income from operations	$5,859	$4,609	$9,321	$8,648
Non-GAAP adjustments to net income:
Acquisition costs	725	—	1,118	—
Contingent consideration – fair value adjustments	637	769	2,642	1,881

Non-GAAP adjusted income from operations	$7,221	$5,378	$13,081	$10,529

Non-GAAP Adjusted Net Income

Non-GAAP adjusted net income is measured by taking net income as reported in accordance with GAAP and excluding acquisition costs, contingent consideration expenses and non-cash interest expense booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to non-GAAP adjusted net income for the three-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016		2015
	(in thousands) Amount	Fully Diluted Earnings per Share	(in thousands) Amount	Fully Diluted Earnings per Share
GAAP net income	$3,872	$0.11	$3,612	$0.11
Non-GAAP adjustments to net income:
Acquisition costs	725	0.02	—	—
Contingent consideration – fair value adjustments	637	0.02	769	0.02
Non-cash interest expense	382	0.01	—	—

Non-GAAP adjusted net income	$5,616	$0.16	$4,381	$0.13

The following is a reconciliation of net income in accordance with GAAP to non-GAAP adjusted net income for the six-month periods ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
	(in thousands) Amount	Fully Diluted Earnings per Share	(in thousands) Amount	Fully Diluted Earnings per Share
GAAP net income	$5,496	$0.16	$6,542	$0.19
Non-GAAP adjustments to net income:
Acquisition costs	1,118	0.03	—	—
Contingent consideration – fair value adjustments	2,642	0.08	1,881	0.06
Non-cash interest expense	382	0.01	—	—

Non-GAAP adjusted net income	$9,638	$0.28	$8,423	$0.25

Adjusted EBITDA

Adjusted EBITDA is measured by taking net income as reported in accordance with GAAP, excluding investment income, interest expense, taxes, depreciation and amortization, and excluding acquisition costs and contingent consideration expenses booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to adjusted EBITDA for the three- and six-month periods ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
GAAP net income	$3,872	$3,612	$5,496	$6,542
Non-GAAP EBITDA adjustments to net income:
Investment income	(76)	(19)	(137)	(56)
Interest expense	638	8	643	17
Tax provision	1,500	739	2,415	2,008
Depreciation	785	745	1,536	1,494
Amortization	533	400	932	801

EBITDA	7,252	5,485	10,885	10,806

Other non-GAAP adjustments:
Acquisition costs	725	—	1,118	—
Contingent consideration – fair value adjustments	637	769	2,642	1,881

Adjusted EBITDA	$8,614	$6,254	$14,645	$12,687

Liquidity and capital resources

We have financed our operations primarily through revenues derived from product sales, and research grants, proceeds and royalties from license arrangements, a litigation settlement, sales of equity securities and issuance of debt. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

At June 30, 2016, we had cash and marketable securities of $181,803,000 compared to $73,407,000 at December 31, 2015. A deposit for leased office space of $450,000 is classified as restricted cash and is not included in cash and marketable securities totals as of June 30, 2016 and December 31, 2015.

On April 1, 2016, pursuant to the terms of a Share Purchase Agreement dated as of March 31, 2016, Repligen Sweden AB, our wholly-owned subsidiary, acquired Atoll from UV-Cap GmbH & Co. KG (the “Seller”). Under the terms of the Share Purchase Agreement, Repligen Sweden paid to the Seller in consideration for all of the equity interests in Atoll a purchase price of €7.8 million ($8.8 million) in cash (net of cash received) and 538,700 shares of our common stock. The Share Purchase Agreement includes a future contingent payment by Repligen Sweden to the Seller consisting of €1.0 million ($1.1 million) in cash if Atoll’s revenue increases by a specified amount from calendar year 2015 to calendar year 2016.

On May 24, 2016, we received net proceeds of $111.3 million from the issuance of our 2.125% Convertible Senior Notes due 2021 (the “Notes”). The Notes bear interest at the rate of 2.125% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2016.

The Notes will mature on June 1, 2021, unless earlier repurchased, redeemed or converted in accordance with their terms. Prior to March 1, 2021, the Notes will be convertible at the option of holders of the Notes only upon satisfaction of certain conditions and during certain periods, and thereafter, the Notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, holders of the Notes will receive shares of the Company’s common stock, cash or a combination thereof, at the Company’s election.

The Company will not have the right to redeem the Notes prior to June 5, 2019, but may redeem the Notes, at its option, in whole or in part, on any business day on or after June 5, 2019 and prior to the maturity date if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides written notice of redemption. The redemption price will be equal to 100% of the principal amount of the principal amount of Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

Operating activities

For the six-month period ended June 30, 2016, our operating activities provided cash of $6,753,000 reflecting net income of $5,496,000 and non-cash charges totaling $7,766,000 including depreciation, amortization, non-cash interest expense, stock-based compensation charges, deferred tax expenses and the revaluation of contingent consideration. A decrease in accounts receivable provided $892,000 of cash, and was primarily due to the timing of cash receipts from customers. An increase in inventories consumed $5,093,000 of cash to support future revenues. Payments of accrued liabilities consumed $3,239,000 of cash, and was mainly due to the payment of contingent consideration to Refine related to 2015 sales milestones.

For the six-month period ended June 30, 2015, our operating activities provided cash of $5,113,000, reflecting net income of $6,542,000 and non-cash charges totaling $6,070,000 mainly attributable to depreciation and amortization, stock-based compensation charges and the revaluation of contingent consideration. An increase in accounts receivable consumed $6,820,000 of cash, and was primarily due to a 41% increase in product revenues as well as timing of sales and payments from customers. The remaining cash flow used in operations resulted from net unfavorable changes in various other working capital accounts.

Investing activities

We place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines. Our investing activities provided $20,000 for the six-month period ended June 30, 2016. On April 1, 2016 we paid approximately $8.8 million as cash consideration for the acquisition of Atoll GmbH. Net redemptions of marketable securities were $10,148,000 in the six-month period ended June 30, 2016, offset by fixed asset additions of $1,406,000. Our investing activities provided $503,000 for the six-month period ended June 30, 2015, primarily due to net redemptions of marketable securities of $2,240,000 offset by $1,737,000 used for fixed asset additions.

Financing activities

For the six-month period ended June 30, 2016 and 2015, our financing activities provided cash of $111,783,000 and $587,000, respectively. In May 2016, we received net proceeds of $111.3 million from the issuance of our 2.125% Convertible Senior Notes due 2021. For the six-month period ended June 30, 2016, proceeds from exercises of $958,000 were partially offset by contingent consideration payments of $498,000 which stemmed from the initial valuation of the likelihood that the 2015 ATF sales milestone would be achieved. For the six-month period ended June 30, 2015, proceeds from exercises of $686,000 were partially offset by contingent consideration payments of $99,000 which stemmed from the initial valuation of the likelihood that the 2014 ATF sales milestone would be achieved.

We do not currently use derivative financial instruments.

Working capital increased by approximately $112,120,000 to $196,591,000 at June 30, 2016 from $84,471,000 at December 31, 2015 due to the issuance of debt and the various changes noted above.

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

Absent acquisitions of additional products, product candidates or intellectual property, we believe our current cash balances are adequate to meet our cash needs for the foreseeable future. We expect operating expenses in the year ending December 31, 2016 to increase as we continue to expand our bioprocessing business. We expect to incur continued spending related to the development and expansion of our bioprocessing product lines and expansion of our commercial capabilities for the foreseeable future. Our future capital requirements may include, but are not limited to, purchases of property, plant and equipment, the acquisition of additional bioprocessing products and technologies to complement our existing manufacturing capabilities, and continued investment in our intellectual property portfolio.

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

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements as of June 30, 2016.

Contractual Obligations

As of June 30, 2016, we had the following fixed obligations and commitments:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$10,662	$2,337	$2,868	$2,758	$2,700
Purchase obligations (1)	6,432	6,432	—	—	—
Contingent consideration (2)	5,878	5,878	—	—	—

Total	$22,972	$14,647	$2,868	$2,758	$2,700

(1)	Primarily represents purchase orders for the procurement of raw material for manufacturing.
(2)	Represents the current estimated fair value of contingent consideration amounts relating to the Bioflash, Refine and Atoll acquisitions. These amounts are recorded in accrued expenses on our consolidated balance sheets.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, litigation strategy, product candidate research, development and regulatory approval, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with: the success of current and future collaborative or supply relationships, including our agreements with BioMarin, General Electric and MilliporeSigma, our ability to successfully grow our bioprocessing business, including as a result of acquisition, commercialization or partnership opportunities, and our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited sales and marketing experience and capabilities, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition, our ability to compete with larger, better financed life sciences companies, our history of losses and expectation of incurring losses, our ability to generate future revenues, our ability to successfully integrate Refine and Atoll, our ability to raise additional capital to fund potential acquisitions, our volatile stock price, and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We have investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate $27,000 decrease in the fair value of our investments as of June 30, 2016. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issuer, (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited.

Foreign exchange risk

The reporting currency of the Company is U.S. dollars. Transactions by Repligen Sweden, a wholly-owned subsidiary, may be denominated in Swedish kronor, British pound sterling, U.S. dollars, or Euros while the entity’s functional currency is the Swedish krona. Transactions by Atoll GmbH, a wholly-owned subsidiary acquired by the Company on April 1, 2016, may be denominated in U.S. dollars or Euros while the entity’s functional currency is the Euro. Certain sales transactions made by the U.S. entity related to ATF system products are denominated in foreign currencies. Exchange gains or losses resulting from the translation between the transactional currency and the functional currency are included in net income (loss). Fluctuations in exchange rates may adversely affect our results of operations, financial position and cash flows. We currently do not seek to hedge this exposure to fluctuations in exchange rates.

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

Changes in Internal Control

We acquired Atoll in the second quarter of 2016. The financial results of Atoll are included in our unaudited condensed consolidated financial statements as of June 30, 2016 and for the quarter then ended. As this acquisition occurred in the second quarter of 2016, the scope of our assessment of our internal control over financial reporting does not include Atoll. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

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

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015 and subsequent filings as well as risks and uncertainties discussed elsewhere in this Form 10-Q, could cause our actual results to differ materially from those in the forward-looking statements. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2016, other than as set forth below to update for the issuance of convertible debt instruments on May 24, 2016.

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to make payments on our debt.

We incurred significant indebtedness in the amount of $115.0 million in aggregate principal with additional accrued interest under our Notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. In addition, in the event of a fundamental change or a default under the Notes, the holders and/or the trustee under the indentures governing the Notes may accelerate the payment obligations or trigger the holders’ repurchase rights under the Notes. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Notes.

In addition, holders of the Notes would have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. Upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or notes being converted. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes or make cash payments upon conversions thereof.

In addition, our significant indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•	make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a disadvantage compared to our competitors who have less debt; and

•	limit our ability to borrow additional amounts for working capital and other general corporate purposes, including to fund possible acquisitions of, or investments in, complementary businesses, products, services and technologies.

Any of these factors could materially and adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 20, 2011 and incorporated herein by reference).

3.4	Amendment No. 2 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference).

3.5	Certificate of Amendment to the Certificate of Incorporation of Repligen Corporation, effective as of May 16, 2014 (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 19, 2014 and incorporated herein by reference).

4.1	Base Indenture, dated as of May 24, 2016, by and between Repligen Corporation and Wilmington Trust, National Association (filed as Exhibit 4.1 to Repligen Corporations Current Report on Form 8-K filed on May 24, 2016).

4.2	First Supplemental Indenture, dated as of May 24, 2016, by and between Repligen Corporation and Wilmington Trust, National Association (filed as Exhibit 4.2 to Repligen Corporations Current Report on Form 8-K filed on May 24, 2016).

4.3	Form of 2.125% Convertible Senior Note due 2021 (included in Exhibit 4.2).

10.1	Form of Indemnification Agreement (filed as Exhibit 10.1 to Repligen Corporations Current Report on Form 8-K filed on May 12, 2016).

31.1 +	Rule 13a-14(a)/15d-14(a) Certification.

31.2 +	Rule 13a-14(a)/15d-14(a) Certification.

Exhibit Number	Document Description

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following materials from Repligen Corporation on Form 10-Q for the quarterly period ended June 30, 2016, formatted in Extensible Business Reporting Language (xBRL): (i) Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

+	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: August 4, 2016	By:	/S/ TONY J. HUNT
Tony J. Hunt
President and Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: August 4, 2016	By:	/S/ JON SNODGRES
Jon Snodgres
Chief Financial Officer
(Principal financial officer)
Repligen Corporation