Form 10-Q
period 2017-03-31
REPLIGEN CORP
filed 2017-05-04
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 or Rule 12b-2 of the Securities Exchange Act of 1934.    Emerging growth company     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 28, 2017.

Class	Number of Shares
Common Stock, par value $.01 per share	34,080,664

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$129,663	$122,233
Marketable securities	12,180	19,547
Accounts receivable, less reserve for doubtful accounts of $32 at March 31, 2017 and $23 at December 31, 2016	17,710	15,194
Other receivables	669	839
Inventories	23,957	24,696
Prepaid expenses and other current assets	1,620	1,644

Total current assets	185,799	184,153

Property, plant and equipment, net	15,373	14,956
Intangible assets, net	29,222	29,806
Goodwill	59,784	59,548
Restricted cash	450	450

Total assets	$290,628	$288,913

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,635	$5,061
Accrued liabilities	9,116	16,014

Total current liabilities	13,751	21,075
Convertible senior notes	96,242	95,272
Deferred tax liabilities	2,188	2,103
Other long-term liabilities	1,656	1,699
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 34,076,544 shares at March 31, 2017 and 33,844,074 shares at December 31, 2016 issued and outstanding	341	338
Additional paid-in capital	245,961	242,036
Accumulated other comprehensive loss	(12,718)	(13,749)
Accumulated deficit	(56,793)	(59,861)

Total stockholders’ equity	176,791	168,764

Total liabilities and stockholders’ equity	$290,628	$288,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share data)	Three months ended March 31,
	2017	2016
Revenue:
Product revenue	$30,569	$25,094
Royalty and other revenue	21	—

Total revenue	30,590	25,094
Operating expenses:
Cost of product revenue	13,990	11,069
Research and development	1,742	1,539
Selling, general and administrative	9,182	7,018
Contingent consideration – fair value adjustments	—	2,005

Total operating expenses	24,914	21,631

Income from operations	5,676	3,463
Investment income	96	61
Interest expense	(1,585)	(5)
Other expense	(120)	(979)

Income before income taxes	4,067	2,540
Income tax provision	999	915

Net income	$3,068	$1,625

Earnings per share:
Basic	$0.09	$0.05

Diluted	$0.09	$0.05

Weighted average shares outstanding:
Basic	33,891,702	33,024,681

Diluted	34,382,322	33,493,575

Other comprehensive income:
Unrealized gain on investments	4	15
Foreign currency translation gain	1,027	1,881

Comprehensive income (loss)	$4,099	$3,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$3,068	$1,625
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,582	1,150
Non-cash interest expense	970	—
Stock-based compensation expense	1,531	922
Deferred tax expense	10	—
Loss on revaluation of contingent consideration	—	2,005
Loss on disposal of assets	59	3
Changes in assets and liabilities:
Accounts receivable	(2,415)	(1,149)
Other receivables	172	(249)
Inventories	851	(3,092)
Prepaid expenses and other current assets	34	781
Accounts payable	(452)	(1,600)
Accrued liabilities	(4,220)	(4,277)
Long-term liabilities	(43)	70

Net cash provided by (used in) operating activities	1,147	(3,811)

Cash flows from investing activities:
Purchases of marketable securities	(28)	(3,969)
Redemptions of marketable securities	7,400	5,600
Purchases of property, plant and equipment	(1,295)	(431)

Net cash provided by investing activities	6,077	1,200

Cash flows from financing activities:
Exercise of stock options	1,333	821
Payment of contingent considerations	(1,663)	(498)

Net cash (used in) provided by financing activities	(330)	323

Effect of exchange rate changes on cash and cash equivalents	536	1,409

Net increase (decrease) in cash and cash equivalents	7,430	(879)
Cash and cash equivalents, beginning of period	122,233	54,092

Cash and cash equivalents, end of period	$129,663	$53,213

Supplemental disclosure of non-cash activities:
Income taxes paid	$1,181	$1,039

Payment of contingent consideration in common stock	$1,062	$875

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Repligen Corporation (the “Company,” “Repligen” or “we”) in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Repligen Sweden AB (“Repligen Sweden”), Repligen GmbH (acquired as Atoll GmbH as of April 1, 2016 and renamed on September 20, 2016), TangenX Technology Corporation (acquired as of December 14, 2016) and Repligen Singapore Pte. Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The adoption of this ASU will include updates as provided under ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”; ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The Company intends to adopt the provisions of Topic 606 using the modified retrospective method effective January 1, 2018. The Company has commenced work to assess the impact of the new revenue standard on its principal revenue streams. The Company has not made a determination on the impact to its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires inventory be measured at the lower of cost and net realizable value, and options that currently exist for market value be eliminated. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective prospectively for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The Company adopted the provisions of ASU 2015-11 as of January 1, 2017, and this standard did not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for most leases. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. The accounting applied by a lessor is largely unchanged from that applied under the current standard. The standard must be adopted using a modified retrospective transition approach and provides for certain practical expedients. This ASU is effective for public entities for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has not yet completed its assessment of the impact of the new standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which aims to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification of certain items on the statement of cash flows and accounting for forfeitures. This ASU is effective for public entities for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted the provisions of this ASU as of January 1, 2017. As a result of this standard, the Company increased its U.S. federal and state net operating loss carryovers by approximately $5.3 million for previously unrecognized excess tax benefits outstanding as of January 1, 2017. Since the Company maintains a full valuation allowance on its net U.S. deferred tax assets, the Company recorded a corresponding increase to the valuation allowance and the impact of adopting ASU 2016-09 on retained earnings is zero.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 203): Classification of Certain Cash Receipts and Cash Payments”. ASU No. 2016-15 addresses eight specific cash flow issues and clarifies their presentation and classification in the Statement of Cash Flows. This ASU is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively with early adoption permitted. The Company currently classifies payments up to the amount of its contingent consideration liability recognized at the date of its acquisition as financing activities, with additional payments classified as operating activities. As a result, the Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for public entities for fiscal years beginning after December 15, 2017, with early adoption permitted.

2. Acquisitions

Atoll GmbH

On April 1, 2016, the Company’s subsidiary, Repligen Sweden, acquired Atoll GmbH (“Atoll”) from UV-Cap GmbH & Co. KG (the “Seller”) pursuant to a Share Purchase Agreement (the “Atoll Share Purchase Agreement”), dated as of March 31, 2016 (such acquisition, the “Atoll Acquisition”), by and among Repligen Sweden, the Seller, and the Company, in its capacity as guarantor of the obligations of Repligen Sweden under the Atoll Share Purchase Agreement. The Atoll Acquisition was subject to certain closing conditions that did not occur until April 1, 2016. Payment for the Atoll Acquisition was denominated in Euros but is reflected here in U.S. dollars for presentation purposes.

In connection with the Atoll Acquisition, the Company issued and contributed 538,700 shares of the Company’s common stock, par value of $0.01 per share valued at $14.1 million (the “Stock Consideration”) to Repligen Sweden through a transfer by the Company on behalf of Repligen Sweden to fulfill Repligen Sweden’s obligation to deliver the Stock Consideration under the Atoll Share Purchase Agreement. The issuance of the Stock Consideration was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The Stock Consideration was based on the fair value of the Company’s common stock on April 1, 2016.

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

The fair value of contingent consideration was determined based upon a probability weighted analysis of expected future milestone and settlement payments to be made to the Seller. Pursuant to the terms of the Atoll Share Purchase Agreement, the Company would make a contingent consideration payment of $1.1 million if specific revenue growth targets were met for 2016. Because the specified revenue growth targets were met for 2016, the Company made the contingent consideration payment in March 2017. No further measurement of this liability is required as of March 31, 2017.

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

TangenX Technology Corporation

On December 14, 2016, the Company acquired TangenX Technology Corporation (“TangenX”), pursuant to the terms of the Share Purchase Agreement, dated as of December 14, 2016 (the “TangenX Share Purchase Agreement”), by and among the Company, John Connors and Novasep Process SAS (such acquisition, the “TangenX Acquisition”). Through the TangenX Acquisition, the Company acquired all outstanding shares and the business of TangenX, including TangenX’s innovative single-use Sius line of tangential flow filtration (“TFF”) cassettes and hardware used in downstream biopharmaceutical manufacturing processes.

TangenX™ TFF products are used in the filtration of biological drugs, thereby expanding Repligen’s filtration portfolio and complementing the OPUS® pre-packed column product line in downstream purification.

The TangenX Acquisition was accounted for as a purchase of a business under ASC 805, “Business Combinations.” The total purchase price of the TangenX Acquisition was $37.1 million in cash.

Consideration Transferred

The Company accounted for the TangenX Acquisition as a purchase of a business under U.S. GAAP. Under the acquisition method of accounting, the assets of TangenX were recorded as of the acquisition date, at their respective fair values, and consolidated with those of Repligen. The fair value of the net assets acquired was approximately $37.1 million.

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

Acquisition related costs are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. The Company incurred $1,337,000 in transaction costs related to the TangenX Acquisition. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of operations.

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

Revenue, Net Income and Pro Forma Presentation

The Company recorded revenue from TangenX of $119,000 from December 15, 2016 through December 31, 2016 and $1,973,000 for the three months ended March 31, 2017. The Company has included the operating results of TangenX in its consolidated statements of operations since the December 15, 2016 acquisition date. The following table presents unaudited supplemental pro forma information as if the TangenX Acquisition had occurred as of January 1, 2016 (in thousands, except per share data):

	March 31, 2017	March 31, 2016
Total revenue	30,590	26,952
Net income	3,608	5,118
Earnings per share:
Basic	$0.11	$0.15

Diluted	$0.10	$0.15

The unaudited pro forma information for the three months ended March 31, 2017 and 2016 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. Unaudited pro forma net income for three months ended March 31, 2017 was adjusted to exclude acquisition-related transaction costs and inventory step-up charges. The unaudited pro forma net income for the three months ended March 31, 2016 was adjusted to include acquisition-related transaction costs, inventory step-up charges, amortization of intangible assets and income tax benefits resulting from the acquisition.

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

Sale of Intellectual Property to BioMarin

In January 2014, the Company entered into an asset purchase agreement (the “BioMarin Asset Purchase Agreement”) with BioMarin Pharmaceutical Inc. (“BioMarin”) to sell Repligen’s histone deacetylase inhibitor (HDACi) portfolio. Pursuant to the terms of the BioMarin Asset Purchase Agreement, the Company is entitled to receive up to $160 million in potential future milestone payments, comprised of:

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

4. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income by component (in thousands):

(In thousands)	Unrealized gain (loss) on investments	Foreign currency translation gain (loss)	Total
Balance at December 31, 2016	$(5)	$(13,744)	$(13,749)
Other comprehensive income	4	1,027	1,031

Balance at March 31, 2017	$(1)	$(12,717)	$(12,718)

5. Earnings Per Share

The Company reports earnings per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options. Under the treasury stock method, unexercised “in-the-money” stock options and warrants are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting are considered participating securities and are considered in the calculation of basic and diluted earnings per share. There were no such participating securities outstanding during the three-month periods ended March 31, 2017 and 2016.

Basic and diluted weighted average shares outstanding were as follows:

	Three months ended March 31,
	2017	2016
Weighted average common shares	33,891,702	33,024,681
Dilutive common stock options	490,620	468,894

Weighted average common shares, assuming dilution	34,382,322	33,493,575

At March 31, 2017, there were outstanding options to purchase 805,903 shares of the Company’s common stock at a weighted average exercise price of $19.68 per share and restricted stock units to acquire 404,781 shares of the Company’s common stock. For the three months ended March 31, 2017, 458,685 options to purchase shares of the Company’s common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive. As provided by the terms of the indenture underlying the senior convertible notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two. The Company currently intends to settle the par value of the Convertible Notes in cash and any excess conversion premium in shares. The Company applies the provisions of ASC 260, Earnings Per Share, Subsection 10-45-44, to determine the diluted weighted average shares outstanding as it relates to the conversion spread on its convertible notes. Accordingly, the par value of the Convertible Notes will not be included in the calculation of diluted income per share, but the dilutive effect of the conversion premium will be considered in the calculation of diluted net income per share using the treasury stock method. The dilutive impact of the Company’s convertible notes is based on the difference between the Company’s current period average stock price and the conversion price of the convertible notes, provided there is a premium. Pursuant to this accounting standard, there is no dilution from the accreted principal of the Convertible Notes as of March 31, 2017.

At March 31, 2016, there were outstanding options to purchase 1,312,508 shares of the Company’s common stock at a weighted average exercise price of $11.50 per share. For the three- month period ended March 31, 2016, 520,030 shares of the Company’s common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

6. Cash, Cash Equivalents and Marketable Securities

At March 31, 2017 and December 31, 2016, the Company’s investments included money market funds and short-term marketable securities. These marketable securities are classified as available-for-sale. Marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are securities with maturities of greater than one year. The average remaining contractual maturity of marketable securities at March 31, 2017 was approximately 2.3 months.

Management reviewed the Company’s investments as of March 31, 2017 and December 31, 2016 and concluded that there are no securities with other than temporary impairments in the investment portfolio. The Company does not intend to sell any investments in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.

Investments in marketable securities consisted of the following at March 31, 2017 (in thousands):

	March 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$402	$—	$—	$402
Corporate and other debt securities	11,779	1	(2)	11,778

Total	$12,181	$1	$(2)	$12,180

There were no long-term marketable securities as of March 31, 2017.

At March 31, 2017, the Company’s investments included seven securities in unrealized loss positions with a total unrealized loss of approximately $2,000 and a total fair market value of approximately $3,946,000. All investments with gross unrealized losses have been in unrealized loss positions for less than 12 months. The unrealized losses were caused primarily by current economic and market conditions. There was no change in the credit risk of the securities. There were no realized gains or losses on the investments for the three months ended March 31, 2017 and 2016.

Investments in marketable securities consisted of the following at December 31, 2016 (in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Marketable securities:
U.S. Government and agency securities	$807	$—	$—	$807
Corporate and other debt securities	18,745	2	(7)	18,740

Total	$19,552	$2	$(7)	$19,547

There were no long-term marketable securities as of December 31, 2016.

The contractual maturities of all money market funds and marketable securities are less than one year as of March 31, 2017.

7. Inventories

Inventories relate to the Company’s bioprocessing business. The Company values inventory at cost or, if lower, market value, using the first-in, first-out method. The Company reviews its inventories at least quarterly and records a provision for excess and obsolete inventory based on its estimates of expected sales volume, production capacity and expiration dates of raw materials, work-in-process and finished products. Expected sales volumes are determined based on supply forecasts provided by key customers for the next 3 to 12 months. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of product revenue. Manufacturing of bioprocessing finished goods is done to order and tested for quality specifications prior to shipment. Reserves for excess and obsolete inventory were approximately $385,000 at March 31, 2017 and $435,000 at December 31, 2016.

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw Materials	$15,417	$14,954
Work-in-process	2,769	2,789
Finished products	5,771	6,953

Total	$23,957	$24,696

8. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Leasehold improvements	$15,196	$14,592
Equipment	15,501	15,214
Furniture and fixtures	3,418	3,218
Construction in progress	1,142	1,264

Total property, plant and equipment	35,257	34,288
Less: accumulated depreciation	(19,884)	(19,332)

Property, plant and equipment, net	$15,373	$14,956

Depreciation expense totaled approximately $928,000 and $751,000 for the three months ended March 31, 2017 and 2016, respectively.

9. Intangible Assets

Intangible assets are amortized over their useful lives using the straight-line method, as applicable, and the amortization expense is recorded within selling, general and administrative expense in the Company’s statements of comprehensive income (loss).

During the third quarter of 2016, the Company launched its XCellTM ATF single-use product line. The Company performed an assessment of the in-process research and development assets and their estimated useful lives to determine if any circumstances exist that would result in an impairment. The Company has determined that the fair value of these intangible assets exceeds their carrying values and are therefore not impaired; accordingly, the Company reclassified in-process research and development intangible assets to developed technology and began to amortize these intangible assets in the third quarter of 2016.

The Company reviews its indefinite-lived intangible assets not subject to amortization to determine if adverse conditions exist or a change in circumstances exists that would indicate an impairment. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at March 31, 2017.

Intangible assets consisted of the following at March 31, 2017 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$12,949	$(1,685)	17
Patents	240	(215)	8
Customer relationships	22,697	(5,525)	11
Trademark	711	—	—
Other intangibles	85	(35)	2

Total intangible assets	$36,682	$(7,460)	13

Intangible assets consisted of the following at December 31, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$12,911	$(1,468)	17
Patents	240	(208)	8
Customer relationships	22,555	(4,995)	11
Trademark/ tradename	711	—	—
Other intangibles	84	(24)	2

Total intangible assets	$36,501	$(6,695)	13

Amortization expense for amortized intangible assets was approximately $715,000 and $399,000 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the Company expects to record amortization expense as follows (in thousands):

Years Ending	Amortization Expense
December 31, 2017 (nine months remaining)	2,265
December 31, 2018	2,832
December 31, 2019	2,799
December 31, 2020	2,494
December 31, 2021	2,190

10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Employee compensation	$3,439	$5,586
Accrued interest payable	815	204
Accrued purchases	566	382
Taxes	1,604	1,692
Contingent consideration	—	6,119
Royalties	857	248
Professional fees	494	411
Unearned revenue	441	408
Other accrued expenses	900	964

Total	$9,116	$16,014

11. Long Term Debt

The carrying value of the Company’s convertible senior notes is as follows:

	March 31, 2017	December 31, 2016
2.125% Convertible Senior Notes due 2021:
Principal amount	$115,000	$115,000
Unamortized debt discount	(15,952)	(16,777)
Unamortized debt issuance costs	(2,806)	(2,951)

Total convertible senior notes	$96,242	$95,272

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

The Notes contain customary terms and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the holders of at least 25% in aggregate principal amount of the outstanding Notes may declare 100% of the principal of, and any accrued and unpaid interest on, all of the Notes to be due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Notes will become due and payable automatically. Notwithstanding the foregoing, the Notes provide that, to the extent the Company elects and for up to 270 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants consist exclusively of the right to receive additional interest on the Notes. The Company is not aware of any events of default, current events or market conditions that would allow holders to call or convert the Notes as of March 31, 2017.

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

Interest expense recognized on the Notes during the three-month period ended March 31, 2017 includes $611,000, $825,000 and $145,000 for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the Notes is 6.6%, which includes the interest on the Notes, amortization of the debt discount and debt issuance costs. As of March 31, 2017, the carrying value of the Notes was approximately $96.2 million and the fair value of the principal was approximately $144.3 million. The fair value of the Notes was determined based on the most recent trade activity of the Notes as of March 31, 2017.

12. Stock-Based Compensation

For the three months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense of approximately $1,531,000 and $922,000, respectively, for share-based awards granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”) and the Repligen Corporation Amended and Restated 2012 Stock Option and Incentive Plan (the “2012 Plan,” and collectively with the 2001 Plan and the 1992 Repligen Corporation Stock Option Plan, the “Plans”).

The following table presents stock-based compensation expense included in the Company’s consolidated statements of comprehensive income (loss):

	Three Months Ended March 31,
	2017	2016
Cost of product revenue	$141	$60
Research and development	132	80
Selling, general and administrative	1,258	782

Total	$1,531	$922

The 2012 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Incentive options granted to employees under the Plans generally vest over a three to five-year period, with 20%-33% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At March 31, 2017, options to purchase 805,903 shares and 404,781 restricted stock units were outstanding under the Plans. At March 31, 2017, 1,531,010 shares were available for future grant under the 2012 Plan.

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

Information regarding option activity for the three months ended March 31, 2017 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	(in thousands) Aggregate Intrinsic Value
Options outstanding at December 31, 2016	882,748	$16.88
Granted	86,215	32.40
Exercised	(137,903)	9.67
Forfeited/cancelled	(25,157)	21.31

Options outstanding at March 31, 2017	805,903	$19.68	7.08	$12,706

Options exercisable at March 31, 2017	406,859	$14.18	5.73	$8,659

Vested and expected to vest at March 31, 2017 (1)	791,227	$19.57	7.05	$12,530

(1)	Represents the number of vested options as of March 31, 2017 plus the number of unvested options expected to vest as of March 31, 2017 based on the unvested outstanding options at March 31, 2017 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2017 of $35.20 per share and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2017.

The weighted average grant date fair value of options granted during the three months ended March 31, 2017 and 2016 was $16.46 and $13.49, respectively. The total fair value of stock options that vested during the three months ended March 31, 2017 and 2016 was approximately $1,195,000 and $645,000, respectively.

Information regarding restricted stock unit activity for the three months ended March 31, 2017 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	(in thousands) Aggregate Intrinsic Value
Restricted stock units outstanding at December 31, 2016	353,838	$—
Granted	125,067	—
Exercised	(63,811)	—
Forfeited/cancelled	(10,313)	—

Restricted stock units outstanding at March 31, 2017	404,781	$—	3.12	$14,248

Vested and expected to vest at March 31, 2017 (1)	378,579	$—	3.01	$13,326

(1)	Represents the number of vested restricted stock units as of March 31, 2017 plus the number of unvested restricted stock units expected to vest as of March 31, 2017 based on the unvested outstanding restricted stock units at March 31, 2017 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (equal to the closing price of the common stock on March 31, 2017 of $35.20 per share) that would have been received by the restricted stock unit holders had all holders exercised on March 31, 2017. The aggregate intrinsic value of restricted stock units exercised during the three months ended March 31, 2017 and 2016 was approximately $2,064,000 and $1,009,000, respectively.

The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2017 and 2016 was $32.18 and $26.05, respectively. The total grant date fair value of restricted stock units that vested during the three months ended March 31, 2017 and 2016 was approximately $1,616,000 and $742,000, respectively.

As of March 31, 2017, there was $14,921,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.94 years.

13. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2017 was 24.6% compared to 36.0% for the corresponding period in the prior year. For the current three month period, the effective tax rate was lower than the U.S. statutory tax rate of 34% primarily due to lower statutory tax rates in foreign jurisdictions. For the three month period ended March 31, 2016, the effective tax rate was higher than the U.S. statutory tax rate mainly due to the tax treatment of contingent consideration expense.

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

As of December 31, 2016, the Company concluded that realization of deferred tax assets in the United States beyond December 31, 2016 is not more likely than not, and as such, the Company maintained a valuation allowance against its net U.S. deferred tax assets, after considerations for deferred tax liabilities which will not be utilized as a future source of income.

ASU 2016-09 states that previously unrecognized excess tax benefits should be recognized on a modified retrospective basis. As such, the Company increased its U.S. federal and state net operating loss carryovers by approximately $5.3 million for previously unrecognized excess tax benefits outstanding as of the beginning of the period. Since the Company maintains a full valuation allowance on its net U.S. deferred tax assets, the Company recorded a corresponding increase to the valuation allowance and the impact of adopting ASU 2016-09 on retained earnings is zero.

In the first quarter of 2017, Repligen Germany GmbH was subject to a tax examination for the years 2012 through 2015. The examination was general in nature, covering all aspects of the subsidiary’s operations prior to the Atoll Acquisition on April 1, 2016. There were no material findings as a result of this examination, and the examination was closed by the German tax authorities.

The Company’s tax returns are subject to examination by federal, state and international taxing authorities for the following periods:

Jurisdiction	Fiscal years subject to examination
United States – federal and state	2013-2016
Sweden	2011-2016
Germany	2016

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

The Company’s fixed income investments are comprised of obligations of U.S. government agencies and corporate marketable securities. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. At least annually, the Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. The Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2017.

The following fair value hierarchy table presents information about each major category of the Company’s assets measured at fair value on a recurring basis as of March 31, 2017 (in thousands):

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Money market funds	$85,292	$—	$—	$85,292
U.S. Government and agency securities	402	—	—	402
Corporate and other debt securities	—	11,778	—	11,778

Total	$85,694	$11,778	$—	$97,472

The Company has no other assets or liabilities for which fair value measurement is either required or has been elected to be applied.

As of December 31, 2016, the Company had accrued liabilities with a fair value of $6,119,000 related to contingent consideration in connection with the Refine and Atoll business combinations. The contingent consideration related to Refine was based on actual 2016 revenues. The contingent consideration related to Atoll was based on meeting revenue growth targets in 2016. These valuations are Level 3 valuations, as the primary inputs are unobservable. All contingent consideration liabilities were paid in the first quarter of 2017.

The following table provides a rollforward of the fair value of contingent consideration (in thousands):

Balance at December 31, 2016	$6,119
Payments	(6,119)

Balance at March 31, 2017	$—

In May 2016, the Company issued $115 million aggregate principal amount of the Notes due June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2016. As of March 31, 2017, the carrying value of the Notes was $96.2 million, net of unamortized discount, and the fair value of the Notes was approximately $144.3 million. The fair value of the Notes was determined based on the most recent trade activity of the Notes as of March 31, 2017. These valuations are Level 1 valuations, as the valuations are based on unadjusted quoted prices in active markets that the Company has the ability to access. The Notes are discussed in more detail in Note 11, “Long Term Debt.”

There were no re-measurements to fair value during the three months ended March 31, 2017 of financial assets and liabilities that are not measured at fair value on a recurring basis.

15. Commitments and Contingencies

Future minimum rental commitments under the Company’s leases as of March 31, 2017 are as follows (in thousands):

Minimum Rental Commitments
2017 (nine months remaining)	$2,028
2018	2,647
2019	2,506
2020	2,500
2021	2,467
Thereafter	1,705

16. Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three months ended March 31,
	2017	2016
United States	38%	30%
Sweden	27%	24%
Ireland	10%	4%
United Kingdom	5%	13%
Other	20%	29%

Total	100%	100%

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Three months ended March 31,
	2017	2016
GE Healthcare	27%	24%
MilliporeSigma	21%	28%

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable are as follows:

	March 31, 2017	December 31, 2016
GE Healthcare	25%	26%
MilliporeSigma	15%	8%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a bioprocessing-focused, global life sciences company bringing over 30 years of expertise and innovation to our customers. Our mission is to inspire advances in bioprocessing as a trusted partner in the production of biologic drugs that improve human health worldwide.

Focused on delivering cost and process efficiencies, Repligen offers innovative technologies that help set new standards in the way that our customers manufacture biologic drugs We develop and market a broad range of high-value products and flexible solutions that address critical steps in the production of biologic drugs – principally antibody-based therapeutics, recombinant proteins and vaccines – while ensuring that the highest drug quality and safety standards are upheld.

Since our strategic decision in 2012 to focus fully on building our bioprocessing business, we have expanded and diversified our product offering beyond our core Protein A affinity ligands portfolio, and believe we are well-positioned in the bioprocessing market as single-use and continuous processing technologies are increasingly adopted by biopharmaceutical manufacturers. This expansion has been through a combination of internal innovation and acquisition, with a clear focus on technology leadership as a path to market leadership. Our Proteins business today includes cell culture growth factors in addition to our longstanding Protein A ligands. In recent years, we have significantly expanded our Chromatography business, which includes our best-in-class OPUS® pre-packed columns as well as our ELISA kits and chromatography resins. In addition, we have established an exceptional Filtration business that includes our leading XCell™ ATF and TangenX™ tangential flow filtration (“TFF”) product lines.

Our team has substantial experience in biomanufacturing and works proactively with industry leaders and customers to develop innovative solutions that address pressure points in the bioproduction process. Our bioprocessing products drive process efficiency, cost and yield improvements for our customers. In upstream processes, our XCell™ ATF filtration devices and cell culture supplements are used in clinical and commercial-stage manufacturing to improve biologic drug yields. In downstream processes, our Protein A ligands are a critical component of Protein A resins used to purify over 65 antibody-based drugs on the market and in over 300 drugs in clinical development. Also in downstream processes, our OPUS® pre-packed chromatography columns (PPCs) are used in the purification of clinical-stage biologics, and our TangenX™ Sius™ TFF filtration cassettes are used to concentrate clinical and commercial-stage biologic drugs.

We manufacture and supply our Protein products, such as Protein A ligands, through long-term agreements with major life sciences companies, such as GE Healthcare and MilliporeSigma, who in turn produce and sell Protein A resins to end users (biopharmaceutical companies and CMOs). We manufacture and supply our cell culture supplements through a distribution agreement with MilliporeSigma.

We sell our Chromatography and Filtration products directly to biopharmaceutical companies and contract manufacturing organizations (“CMOs”). These products are manufactured or assembled internally and marketed globally through a direct commercial organization in the United States and Europe, and through a combination of direct sales and distributors in Asia. Since 2014, we have steadily invested in our global commercial organization to support our growing Chromatography and Filtration businesses; we have added 32 sales, marketing, product management, service and applications personnel to form a 39-person commercial team as of March 31, 2017.

Our commercial and R&D teams have a track record of successfully launching new products and building new markets for acquired technologies. For example, since acquiring the XCell™ ATF business in 2014, we have rapidly expanded its market penetration through increased customer interaction, product extensions and new applications that increase flexibility and convenience for customers, while streamlining their biomanufacturing workflows.

Our acquisitions since 2012 have bolstered our direct-to-customer product offering. In 2014, we acquired our market-leading XCell™ ATF line from Refine Technologies LLC. We completed two acquisitions in 2016, acquiring Atoll GmbH (“Atoll”) in April and TangenX Technology Corporation (“TangenX”) in December. The Atoll Acquisition strengthened our Chromatography business by broadening our line of OPUS® pre-packed columns (to include lab- and process development-scale columns) and establishing a customer-facing center in Europe. The TangenX Acquisition strengthened our Filtration business, balancing our existing upstream XCell™ ATF line with a downstream line of TangenX™ Sius™ TFF filtration products.

Our internal innovation has also driven the growth of our direct-to-customer product offerings. Internally, we developed and market our process-scale OPUS® pre-packed chromatography columns. Also through internal innovation, we have extended both our OPUS® and XCell™ ATF product lines, to include more size options and technology features to benefit our customers. For example in 2016 we introduced OPUS® R, a resin recovery feature on our largest OPUS® columns, and we launched a single-use (disposable) alternative to our stainless steel XCell™ ATF Systems, XCell™ ATF Single-use.

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

Critical Accounting Policies and Estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For additional information, please see the discussion of our critical accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and our significant accounting policies in Note 2 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Revenues

Revenues for the three-month periods ended March 31, 2017 and 2016 were as follows:

(in thousands, except percentages)	Three months ended March 31,
	2017	2016	$ Change	% Change
Product revenue	$30,569	$25,094	$5,475	22%
Royalty and other revenue	21	—	21	100%

Total revenue	$30,590	$25,094	$5,496	22%

Sales of bioprocessing products for the three months ended March 31, 2017 and 2016 were $30,569,000 and $25,094,000, respectively, representing an increase of $5,475,000, or 22%. This increase was primarily due to increases in orders for our chromatography columns from our key bioprocessing customers, in addition to revenues from the Atoll Acquisition and TangenX Acquisition in the first quarter of 2017. Sales of our bioprocessing products are impacted by the timing of orders, development efforts at our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend.

Costs and operating expenses

Total costs and operating expenses for the three-month periods ended March 31, 2017 and 2016 were comprised of the following:

(in thousands, except percentages)	Three months ended March 31,
	2017	2016	$ Change	% Change
Cost of product revenue	$13,990	$11,069	$2,921	26%
Research and development	1,742	1,539	203	13%
Selling, general and administrative	9,182	7,018	2,164	31%
Contingent consideration – fair value adjustments	—	2,005	(2,005)	(100%)

Total costs and operating expenses	$24,914	$21,631	$3,283	15%

Cost of product revenue was approximately $13,990,000 and $11,069,000 for the three-month periods ended March 31, 2017 and 2016, respectively, an increase of $2,921,000 or 26%. This increase is primarily due to the increased product revenue noted above. Gross margins may fluctuate over the remainder of 2017 based on expected production volume and shipments, and product mix.

Research and development expenses were approximately $1,742,000 and $1,539,000 for the three-month periods ended March 31, 2017 and 2016, respectively, an increase of $203,000 or 13%. This increase is primarily related to the timing and scale of our various bioprocessing product development projects. Expenses generally include personnel costs, external development costs, supplies and other expenses related to our new products in development.

Selling, general and administrative expenses were approximately $9,182,000 and $7,018,000 for the three-month periods ended March 31, 2017 and 2016, respectively, an increase of $2,164,000, or 31%. This increase is primarily due to the continued buildout of our administrative infrastructure to support future growth, continued expansion of our customer-facing activities to drive sales of our bioprocessing products and additional expense resulting from our acquisitions of Atoll and TangenX.

Contingent consideration fair value adjustments were approximately $2,005,000 for the three-month period ended March 31, 2016. This fair value adjustment during the first quarter of 2016 was related to the increased probability of achieving the 2016 sales milestone under the Refine acquisition agreement. There was no such expense in the first quarter of 2017, as the contingent consideration periods for the Atoll Acquisition and Refine Acquisition ended in 2016.

Investment income

Investment income for the three-month periods ended March 31, 2017 and 2016 was as follows:

(in thousands, except percentages)	Three months ended March 31,
	2017	2016	$ Change	% Change
Investment income	$96	$61	$35	57%

Investment income includes income earned on invested cash balances. The increase in investment income in the current three-month period is attributable to higher average invested cash balances related to the receipt of proceeds from our convertible senior notes in May 2016.

Interest expense

Interest expense for the three-month periods ended March 31, 2017 and 2016 was as follows:

(in thousands, except percentages)	Three months ended March 31,
	2017	2016	$ Change	% Change
Interest expense	$(1,585)	$(5)	$(1,580)	(31,600%)

Increases in interest expense in the current three-month period is attributable to interest expense on our convertible senior notes issued in May 2016.

Other expense

Other expense for the three-month periods ended March 31, 2017 and 2016 was as follows:

(in thousands, except percentages)	Three months ended March 31,
	2017	2016	$ Change	% Change
Other expense	$(120)	$(979)	$859	88%

Other expense was approximately $120,000 and approximately $979,000 for the three-month periods ended March 31, 2017 and 2016, respectively. The decrease in other expense was primarily attributable to foreign currency losses in the first quarter of 2016 on cash balances denominated in U.S. dollars and British pounds held and subsequently converted to local currency holdings by Repligen Sweden.

Provision for income taxes

Provision for income taxes for the three-month periods ended March 31, 2017 and 2016 was as follows:

(in thousands, except percentages)	Three months ended March 31,
	2017	2016	$ Change	% Change
Income tax provision	$999	$915	$84	9%

For the three months ended March 31, 2017, we had income before taxes of approximately $4,067,000 and recorded a tax provision of approximately $999,000 for an effective tax rate of approximately 24.6%. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the U.S. statutory tax rate primarily due to lower statutory tax rates in foreign jurisdictions. For the three months ended March 31, 2016, we had income before taxes of approximately $2,540,000 and recorded a tax provision of approximately $915,000 for an effective tax rate of approximately 36.0%. The effective income tax rate is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate differs from the U.S. statutory tax rate primarily due to the tax treatment of contingent consideration expense recorded in the first quarter of 2016.

Non-GAAP Financial Measures

We provide non-GAAP adjusted income from operations; adjusted net income; adjusted cost of product revenue; adjusted sales, general and administrative expense; and adjusted EBITDA as supplemental measures to GAAP measures regarding our operating performance. These financial measures exclude the impact of certain acquisition related items and, therefore, have not been calculated in accordance with GAAP. A detailed explanation and a reconciliation of each non-GAAP financial measures to its most comparable GAAP financial measures are described below.

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

Adjusted Income from Operations

Adjusted income from operations is measured by taking income from operations as reported in accordance with GAAP and excluding acquisition costs, amortization of intangible assets and contingent consideration expense booked through our consolidated statements of comprehensive income. The following is a reconciliation of income from operations in accordance with GAAP to adjusted income from operations for the three-month periods ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
GAAP income from operations	$5,676	$3,463
Adjustments to income from operations:
Acquisition costs	402	393
Intangible amortization	715	399
Contingent consideration – fair value adjustments	—	2,005

Adjusted income from operations	$6,793	$6,260

Adjusted Net Income

Adjusted net income is measured by taking net income as reported in accordance with GAAP and excluding acquisition costs, amortization of intangible assets and related tax effects, contingent consideration expense and non-cash interest expense booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to adjusted net income for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	(in thousands) Amount	Fully Diluted Earnings per Share	(in thousands) Amount	Fully Diluted Earnings per Share
GAAP net income	$3,068	$0.09	$1,625	$0.05
Adjustments to net income:
Acquisition costs	402	0.01	393	0.01
Intangible amortization	715	0.02	399	0.01
Contingent consideration – fair value adjustments	—	—	2,005	0.06
Non-cash interest expense	970	0.03	—	—
Tax effect of intangible amortization	(101)	(0.00)	(104)	(0.00)

Adjusted net income	$5,054	$0.15	$4,318	$0.13

Adjusted EBITDA

Adjusted EBITDA is measured by taking net income as reported in accordance with GAAP, excluding investment income, interest expense, taxes, depreciation and amortization, and excluding acquisition costs and contingent consideration expenses booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to adjusted EBITDA for the three-month periods ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
GAAP net income	$3,068	$1,625
Adjustments to net income:
Investment income	(96)	(61)
Interest expense	1,585	5
Tax provision	999	915
Depreciation	928	751
Amortization	715	399

EBITDA	7,199	3,634
Other adjustments:
Acquisition costs	402	393
Contingent consideration – fair value adjustments	—	2,005

Adjusted EBITDA	$7,601	$6,032

Liquidity and capital resources

We have financed our operations primarily through revenues derived from product sales, research grants, proceeds and royalties from license arrangements, a litigation settlement, sales of equity securities and issuance of convertible debt. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

At March 31, 2017, we had cash and marketable securities of $141,843,000 compared to $141,780,000 at December 31, 2016. A deposit for leased office space of $450,000 is classified as restricted cash and is not included in cash and marketable securities totals as of March 31, 2017 and December 31, 2016.

Operating activities

For the three-month period ended March 31, 2017, our operating activities provided cash of $1,147,000 reflecting net income of $3,068,000 and non-cash charges totaling $4,152,000 primarily related to depreciation, amortization, non-cash interest expense and stock-based compensation charges. An increase in accounts receivable consumed $2,415,000 of cash, and was primarily due to the 22% quarter over quarter increase in revenues. A decrease in accounts payable consumed $452,000 of cash, which was primarily due to the timing of purchases and payments to vendors. Payments of accrued liabilities consumed $4,220,000 of cash, and were mainly due to the payment of contingent consideration to Refine and Atoll related to 2016 sales milestones. The remaining cash flow used in operations resulted from net favorable changes in various other working capital accounts.

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

Investing activities

We place our marketable security investments in high quality credit instruments as specified in our investment policy guidelines. Our investing activities provided $6,077,000 for the three-month period ended March 31, 2017, primarily due to net redemptions of marketable securities of $7,372,000 offset by $1,295,000 used for fixed asset additions. For the three-month period ended March 31, 2016, our investing activities provided $1,200,000, primarily due to net redemptions of marketable debt securities of $1,631,000, offset by $431,000 used for fixed asset additions.

Financing activities

For the three-month period ended March 31, 2017, our financing activities used $330,000 of cash. We made contingent consideration payments of $1,663,000 related to the initial valuation of the likelihood that the 2016 XCell™ ATF sales milestones and Atoll revenue growth milestones would be achieved. These payments were partially offset by proceeds from stock option exercises totaling $1,333,000. For the three-month period ended March 31, 2016, proceeds from exercises of $821,000 were partially offset by contingent consideration payments of $498,000 related to the initial valuation of the likelihood that the 2015 XCell™ ATF sales milestone would be achieved.

We do not currently use derivative financial instruments.

Working capital increased by approximately $8,970,000 to $172,048,000 at March 31, 2017 from $163,078,000 at December 31, 2016 due to the various changes noted above.

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

Absent acquisitions of additional businesses, products, product candidates or intellectual property, we believe our current cash balances are adequate to meet our cash needs for at least the next twelve months. We expect operating expenses in the year ending December 31, 2017 to increase as we continue to expand our bioprocessing business. We expect to incur continued spending related to the development and expansion of our bioprocessing product lines and expansion of our commercial capabilities for the foreseeable future. Our future capital requirements may include, but are not limited to, purchases of property, plant and equipment, the acquisition of additional bioprocessing products and technologies to complement our existing manufacturing capabilities, continued investment in our intellectual property portfolio and future repayment of convertible debt.

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

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements as of March 31, 2017.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, litigation strategy, product candidate research, development and regulatory approval, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with: the success of current and future collaborative or supply relationships, including our agreements with BioMarin, General Electric and MilliporeSigma, our ability to successfully grow our bioprocessing business, including as a result of acquisition, commercialization or partnership opportunities, and our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited sales and marketing experience and capabilities, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition, our ability to compete with larger, better financed life sciences companies, our history of losses and expectation of incurring losses, our ability to generate future revenues, our ability to successfully integrate Refine, Atoll and TangenX, our ability to raise additional capital to fund potential acquisitions, our volatile stock price, and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We have investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. A hypothetical 100 basis point increase in interest rates would result in an approximate $24,000 decrease in the fair value of our investments as of March 31, 2017. We believe, however, that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issuer, (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited.

Foreign exchange risk

The reporting currency of the Company is U.S. dollars. Transactions by Repligen Sweden, a wholly-owned subsidiary, may be denominated in Swedish kronor, British pound sterling, U.S. dollars, or Euros while the entity’s functional currency is the Swedish krona. Transactions by Repligen Germany GmbH, a wholly-owned subsidiary, may be denominated in U.S. dollars or Euros while the entity’s functional currency is the Euro. Certain sales transactions made by the U.S. entity related to XCell™ ATF system products are denominated in foreign currencies. Exchange gains or losses resulting from the translation between the transactional currency and the functional currency are included in net income. Fluctuations in exchange rates may adversely affect our results of operations, financial position and cash flows. We currently do not seek to hedge this exposure to fluctuations in exchange rates.

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

Changes in Internal Control

On April 1, 2016, we completed our acquisition of Atoll GmbH, and on December 14, 2016, we completed our acquisition of TangenX Technology Corporation. As a result, we are in the process of integrating the applicable internal controls for each business into our internal control over financial reporting. Other than the foregoing, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016 and subsequent filings as well as risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, could cause our actual results to differ materially from those in the forward-looking statements. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2	Amended and Restated By-Laws (filed as Exhibit 3.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 20, 2011 and incorporated herein by reference).

3.4	Amendment No. 2 to the Amended and Restated By-Laws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 25, 2012 and incorporated herein by reference).
3.5	Certificate of Amendment to the Certificate of Incorporation of Repligen Corporation, effective as of May 16, 2014 (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 19, 2014 and incorporated herein by reference).

Exhibit Number	Document Description
31.1 +	Rule 13a-14(a)/15d-14(a) Certification.

31.2 +	Rule 13a-14(a)/15d-14(a) Certification.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following materials from Repligen Corporation on Form 10-Q for the quarterly period ended March 31, 2017, formatted in Extensible Business Reporting Language (xBRL): (i) Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

+	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: May 4, 2017	By:	/S/ TONY J. HUNT
Tony J. Hunt
President and Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: May 4, 2017	By:	/S/ JON SNODGRES
Jon Snodgres
Chief Financial Officer
(Principal financial officer)
Repligen Corporation