Form 10-K
period 2017-12-31
REPLIGEN CORP
filed 2018-02-22
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,225,041,904.

The number of shares of the registrant’s common stock outstanding as of February 15, 2018 was 43,588,469.

Documents Incorporated By Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2017. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Annual Report on Form 10-K do not constitute guarantees of future performance. Investors are cautioned that statements in this Annual Report on Form 10-K that are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, product candidate research and development, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials, and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, the risks identified under the caption “Risk Factors” and other risks detailed in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking information contained in this Annual Report on Form 10-K, except as required by law.

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

References throughout this Annual Report on Form 10-K to “Repligen”, “we”, “us”, “our”, or the “Company” refer to Repligen Corporation and its subsidiaries, taken as a whole, unless the context otherwise indicates.

Overview

Repligen is a leading provider of advanced bioprocessing technology and solutions used in the process of manufacturing biologic drugs. Our products are made to substantially increase biopharmaceutical manufacturing efficiencies and flexibility. As the global biologics market continues to experience strong growth and expansion, our customers – primarily large biopharmaceutical companies and contract manufacturing organizations – face critical production cost, capacity, quality and time pressures that our products are made to address. Our commitment to bioprocessing is helping to set new standards for the way our customers manufacture biologic drugs – monoclonal antibodies, recombinant proteins, vaccines and gene therapies. We are dedicated to inspiring advances in bioprocessing as a trusted partner in the production of biologic drugs that improve human health worldwide.

We currently operate as one bioprocessing business, with a comprehensive suite of products to serve both upstream and downstream processes in biologic drug manufacturing. Building on over 35 years of industry expertise, we have developed a broad and diversified product portfolio that reflects our commitment to build a best-in-class bioprocessing technology company with a world-class direct sales and commercial organization.

We are committed to capitalizing on growth opportunities and maximizing the value of our product platform through both organic growth initiatives (internal innovation and commercial leverage) and targeted acquisitions.

History

Prior to 2012, the Company was focused on drug development, with clinical trial costs supported by bioprocessing product sales. At that time our bioprocessing business was largely represented by sales of Protein A ligands, which we sell through long term OEM supply agreements. Our 2011 acquisition of Novozymes Biopharma Sweden AB (the “Novozymes Acquisition”) further expanded our proteins product portfolio and provided impetus to set a new direction for the company. By mid-2012, we permanently discontinued and have since divested all drug development programs. We retained our proteins OEM business and, through internal innovation and strategic acquisitions, we have built chromatography and filtration product offerings that we sell direct to biologics manufacturers. We continue to seek out strategic opportunities to strengthen and expand our bioprocessing business.

Our Products

OEM Products (Proteins)

Our OEM products are represented by our Protein A ligands and cell culture growth factor products.

Protein A

We are a leading provider of Protein A ligands to life sciences companies. Protein A ligands are an essential “binding” component of Protein A chromatography resins used in the purification of virtually all monoclonal antibody (mAb) based drugs on the market or in development. We manufacture multiple forms of Protein A ligands under long-term supply agreements with major life sciences companies including GE Healthcare and MilliporeSigma, who in turn sell their Protein A chromatography resins to end users (mAb manufacturers). We have two manufacturing sites supporting overall global demand for our Protein A ligands: one in Lund, Sweden and another in Waltham, MA.

Protein A chromatography resins are considered the industry standard for purification of antibody-based therapeutics due to the ability of the Protein A ligand to selectively bind to or “capture” antibodies from crude protein mixtures. Protein A resins are packed into the first chromatography column of typically three columns used in a mAb purification process. As a result of Protein A’s high affinity for antibodies, the mAb product is highly purified and concentrated within this first capture step before moving to polishing steps.

Growth Factors

Most biopharmaceuticals are produced through an upstream mammalian cell fermentation process. In order to stimulate increase cell growth and maximize overall yield from a bioreactor, manufacturers often add growth factors, such as insulin, to their cell culture fermentation media. As part of the Novozymes Acquisition in 2011, we gained several cell culture growth factor additives. Among those products is LONG®R3 IGF-1, our insulin-like growth factor that has been shown to be up to 100 times more biologically potent than insulin (the industry standard), thereby increasing recombinant protein production in cell culture fermentation applications. LONG R3 IGF-1 is sold through a distribution partnership with MilliporeSigma.

Direct-to-Customer Products (Chromatography and Filtration)

Since 2012, we have significantly expanded our direct-to-customer presence through our Chromatography and Filtration franchises, which include highly differentiated, market-leading products and systems. We have diversified and grown our direct-to-customer product offering through internal innovation and through disciplined, accretive acquisitions of assets or businesses that leverage existing product lines and/or expand our customer and geographic scope.

To support our sales goals for our direct-to-consumer products, we have invested in our commercial organization, expanding from 3 field employees in 2014 to 54 field employees currently, which include sales reps, field applications specialists and field service personnel. In addition, to meet increased demand for our products, we continue to invest in increasing the volume and scale of manufacturing at our facilities in the United States, Sweden and Germany.

Chromatography

Our Chromatography franchise includes a number of products used in the downstream purification and quality control of biological drugs. The main driver of growth in this portfolio is our process-scale OPUS pre-packed chromatography (“PPC”) column line.

Our other products include chromatography resins (such as CaptivA®) used in a small number of commercial drug processes and ELISA test kits used by quality control departments to detect and measure the presence of leached Protein A and/or growth factor in the final product.

OPUS

Our Chromatography franchise features pre-packed chromatography columns under our OPUS brand. OPUS columns, which we deliver to our customers pre-packed with their choice of chromatography resin, are single-campaign (“single-use”) disposable columns that replace the use of traditional and more permanent glass columns used in downstream purification processes. By designing OPUS to be the most technologically advanced and most flexible option for the purification of biologics from process development through clinical-scale and some commercial manufacturing, Repligen has become a leader in the pre-packed column market. The customization and ready-to-use nature of our OPUS columns makes them ideal for purification of antibodies and recombinant proteins. Biomanufacturers value the time savings, labor and utility cost savings, product consistency and the “plug and play” convenience of OPUS.

We launched our first production-scale OPUS columns in 2012, and have since added larger diameter options such as OPUS 45 and OPUS 60. We have also introduced next-generation features such as a resin recovery port on our larger columns. This allows our customers to reuse the recovered resin in other applications. The unpacking port feature was made available in the first quarter of 2017 on our largest production-scale OPUS columns.

Through our acquisition of Atoll GmbH in 2016, we established a customer-facing center in Europe and expanded our portfolio to include our smaller-scale columns, named OPUS PD, that are used in high throughput process development screening, viral validation studies and scale down validation of chromatography processes. We maintain a broad and customizable pre-packed column product line to meet our customers’ diverse needs.

Other Chromatography

Also included in our Chromatography portfolio are ELISA kits, which are analytical test kits to detect the presence of proteins and growth factors, and chromatography resins, including our CaptivA® brand. In addition, following our acquisition of Spectrum in 2017, we sell Spectra/Chrom® liquid chromatography products as part of our chromatography product line.

Filtration

XCell™ ATF

Our Filtration products offer a number of advantages to manufacturers of biologic drugs at volumes that span from pilot studies to clinical and commercial-scale production. We first established our Filtration franchise through our acquisition of XCell™ Alternating Tangential Flow (“ATF”) assets from Refine Technology (“Refine”) in 2014. XCell ATF systems are used primarily in upstream perfusion, or “continuous manufacturing”, processes.

XCell ATF is a technologically advanced filtration device used in upstream processes to continuously remove cellular metabolic waste products during the course of a fermentation run, freeing healthy cells to continue producing the biologic drug of interest. XCell ATF was designed to both increase the density of cells in a bioreactor and extend the production run. By continuously removing waste products from the fermenter, the XCell ATF System routinely increases cell densities to 2- or 3-times the levels achieved by standard batch fermentation. As a result, product yield is increased, which improves facility utilization and can reduce the size of a bioreactor required to manufacture a given volume of biologic drug product. This is important to biomanufacturers who seek to maximize output from their existing facilities. XCell ATF Systems are suitable for use in laboratory and scale-up all the way to production bioreactors as large as 2,000 liters.

Through internal innovation, we developed and in 2016 launched single-use formats of the original stainless steel XCell ATF device to address increasing industry demand for “plug-and-play” technology. The XCell ATF device is now available to customers in both its original configuration (steel housing and replaceable filters) in all sizes (2, 4, 6 and 10), and/or as a single-use device (disposable housing/filter combination) in most sizes (2, 6, and 10). The availability of XCell ATF in a single-use format eliminates the pre-use workflow associated with autoclaving, leading to an 80% reduction in implementation time. The single-use format also enables our customers to accelerate evaluations of the product with a lower initial overall cost of ownership. Based on strong demand, we have continued to expand the single-use XCell ATF offering.

Sius™ TFF (TangenX)

In December 2016, we acquired TangenX Technology Corporation (“TangenX”), balancing our upstream XCell ATF offering with a downstream portfolio of flat-sheet tangential flow filters (TFF) and cassettes used in downstream biologic drug purification and formulation processes. The TangenX portfolio includes our single-use Sius™ TFF brand, providing customers with a high-performance, low-cost alternative to reusable TFF cassettes.

TFF is a rapid and efficient method for separation and purification of biomolecules that is widely used in laboratory, process development and process scale applications in biopharmaceutical manufacturing. Sius is an innovative single-use TFF line of cassettes and hardware for lab-scale through large-scale biopharmaceutical manufacturing. Single-use Sius TFF cassettes with enclosed flat sheet membranes are designed to provide a high performing membrane at significantly lower product and labor costs than reusable TFF products. Each disposable cassette is delivered pre-sanitized, integrity tested and ready to be equilibrated and used for tangential flow diafiltration and ultrafiltration processing. Use of Sius TFF cassettes eliminates non-value added steps of cleaning and flushing required in reusable TFF products. The cassettes are interchangeable with filter hardware from multiple manufacturers, simplifying customer trial and adoption of Sius products.

KrosFlo®, ProConnex® (Spectrum)

We acquired Spectrum and its subsidiaries in August 2017 to strengthen our filtration business with the addition of a leading portfolio of hollow-fiber (HF) filters and modules, single-use flow path connectors and TFF filtration systems. Spectrum products are used in bench-top through commercial-scale processes, primarily for the filtration, isolation, purification and concentration of biologics and diagnostic products. Our Spectrum filtration products offer both standard and customized solutions to bioprocessing customers, with particular strength in consumable and single-use offerings.

With the addition of Spectrum, we now in-house manufacture hollow-fiber filters that can be used in our XCell ATF system. In addition, we increased our direct sales presence in Europe and Asia, and we diversified our end markets beyond monoclonal antibodies to include vaccines, recombinant protein and gene therapies.

Spectrum’s filtration brands include its KrosFlo® line of hollow-fiber cartridges and TFF systems, its Spectra/Por® portfolio of laboratory and process dialysis products and its Pro-Connex® single-use hollow-fiber Module-Bag-Tubing sets.

Corporate Information

We are a Delaware corporation with global headquarters in Waltham, Massachusetts. We were incorporated in 1981 and became a publicly traded company in 1986. Our common stock is listed on The Nasdaq Global Market under the symbol “RGEN”. We have over 470 employees and operate globally with offices and manufacturing sites located at multiple locations in the United States, Europe and Asia. Our principal executive offices are located at 41 Seyon Street, Waltham, Massachusetts 02453, our website is www.repligen.com and our telephone number is (781) 250-0111.

Our Market Opportunity

The global biologics drug market is estimated to be over $200 billion. This market includes therapeutic antibodies, recombinant proteins and vaccines. Antibody-based biologics alone accounted for over $100 billion of global biopharma revenue and represented a majority of the top 10 best-selling drugs across the pharmaceutical industry in 2016. Industry sources project the biologics market to grow at a rate of 8%-10% annually over the next five years, driven by strength in the monoclonal antibody (mAb) class of biologics, as evidenced by the rate of new approvals, expanded labels for marketed antibodies and the emergence of biosimilar versions of originator mAbs.

In 2017, a record 14 antibodies (10 originator and four biosimilar antibodies) were approved by the U.S. Food and Drug Administration (“FDA”) to treat a diverse range of diseases. There are currently more than 80 mAbs on the market and more than 400 in various stages of clinical development addressing a wide range of medical conditions including asthma, migraines and Alzheimer’s disease.

In addition to investments in the discovery and development of novel biologic drugs, there has been substantial investment in follow-on products (biosimilars) by generic and specialty pharmaceutical as well as large biopharmaceutical companies. Development of follow-on products has accelerated as the first major mAbs have come off patent in the European Union and United States. Due to the high cost of biologic drugs, many countries in the developing and emerging markets have been aggressively investing in biomanufacturing capabilities to supply lower cost biosimilars for the local markets. For both originator and follow-on biologics manufacturing, Repligen products are well-positioned to enable greater manufacturing flexibility, production yields and lower costs through improved process efficiencies.

The Biologics Manufacturing Process

Manufacturing biologic drugs requires three fundamental steps. First, upstream manufacturing involves the production of the biologic by living cells that are grown in a bioreactor under controlled conditions. These cells, or factories, are highly sensitive to the conditions under which they grow, including the composition of the cell culture media and the growth factors used to stimulate increased cell growth and protein production, or titre. In the second, downstream step, the biologic must be separated and purified, typically through various filtration and chromatography (purification) steps. In the third stage of the process, the purified biologic drug is formulated, quality controlled and packaged into its final injectable form.

Detailed specifications for a drug’s manufacturing process are included in the applications that biopharmaceutical companies file for marketing approval with regulators such as the FDA and the European Medicines Agency. Once a drug advances to late-stage clinical trials, the commercial manufacturing process is typically established by the developer, and the process specifications become part of the regulatory approval package. As a result, bioprocessing products that are included in these manufacturing specifications can be very “sticky” due to the costs and regulatory uncertainties associated with displacing them.

Our Strategy

We are focused on the development, production and commercialization of differentiated bioprocessing technologies and solutions that address pressure points in the inherently complex biologics manufacturing process and deliver substantial value to our customers. We are committed to supporting our customers with strong customer service and applications expertise.

We intend to build on our recent history of developing market-leading solutions and delivering strong financial performance through the following strategies:

•	Continued innovation. We plan to capitalize on our internal technological expertise to develop products that address unmet needs in upstream and downstream bioprocessing. We intend to invest further in our core Proteins franchise while developing platform and derivative products to support our Filtration and Chromatography franchises.

•	Platforming our products. A key strategy for accelerating market adoption of our products is delivery of enabling technologies that become the standard, or “platform,” technology in markets where we compete. We focus our efforts on winning early-stage technology evaluations through direct interaction with the key biomanufacturing decision makers in process development labs. This strategy is designed to establish both early adoption of our enabling technologies at key accounts and accelerate the implementation of our products as platform products, thereby strengthening our competitive advantage and contributing to long-term growth.

•	Targeted acquisitions. We have recently completed strategic acquisitions that strengthen our market position, and we continue to selectively pursue acquisitions and intend to leverage our balance sheet to acquire technologies and products that improve our overall financial performance by improving our competitiveness and/or moving us into adjacent markets with common commercial call points.

•	Geographical expansion. We will continue to incrementally expand our global commercial team and distribution channels, particularly in the United States, Europe and Asia, to increase our global presence and simplify our interactions and transactions with customers.

•	Operational efficiency. In recognition of the increasing size and scale of our organization, we continue to invest in systems to support our global operations in order to optimize resources and productivity.

Research and Development

Our research activities are focused on developing new high-value bioprocessing products. Specifically, we plan to focus these efforts on expanding our product portfolio and applications for our OPUS PPC columns, XCell ATF systems, Sius TFF, KrosFlo®, TFF systems and other products, and developing next generation Protein A ligands. Research and development expenses totaled approximately $8.7 million, $7.4 million and $5.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Sales and Marketing

Our sales and marketing strategy supports our objective of strengthening our position as a leading provider of products and services, addressing upstream, downstream and quality control needs of bioprocessing customers in the biopharmaceutical industry.

OEM Agreements

For our Proteins franchise, we are committed to being a partner of choice for our customers with distributor and supply agreements in place with large life sciences companies such as GE Healthcare, MilliporeSigma and Purolite. The GE Healthcare Protein A supply agreement relating to our Lund, Sweden facility runs, pursuant to its terms, through 2019. The GE Healthcare Protein A supply agreement relating to our Waltham, Massachusetts facility runs, pursuant to its terms, through 2021. Our Protein A supply agreement with MilliporeSigma runs, pursuant to its terms, through 2023, and in 2017 we secured a Protein A supply agreement with Purolite that runs, pursuant to its terms, to November 2022 with an option for renewal through 2025. Our dual manufacturing capability provides strong business continuity and reduces overall supply risk for our OEM customers.

Direct-to-Customer Team

Supporting our direct-to-customer Chromatography and Filtration franchises, we have invested in our commercial organization, expanding from 3 field employees in 2014 to 54 field employees (field sales, applications and service) in the U.S., Europe and Asia as of February 15, 2018. This includes the team of 26 highly experienced field personnel that we added with our acquisition of Spectrum in 2017. With the acquisition, we have greatly expanded our direct sales team in Asia, where we also work effectively with key distributors to serve our expanding customer base. In addition, we have 41 employees in marketing, product management and customer service support to our expanding customer base. In Asia, we also work effectively with key distributors.

As part of the Spectrum integration process, we expect to transition to a hybrid sales model by the end of the first quarter of 2018, whereby all sales staff will represent all Repligen products across our Chromatography and Filtration portfolios. Our bioprocess account managers will be supported in each region by technically trained field applications specialists and field service providers, who can work closely with customers on product demonstrations, implementation and support. We believe that this model will help drive further adoption at our key accounts and also open up new sales opportunities within each region.

Segment and Geographic Areas

We have one reportable segment. Segment and geographical information is contained in Note 2 of the notes to our consolidated financial statements as of and for the years ended December 31, 2017, 2016, and 2015.

Significant Customers and Geographic Reporting

Customers for our bioprocessing products include major life science companies, contract manufacturing organizations, biopharmaceutical companies, diagnostics companies and laboratory researchers.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Years ended December 31,
	2017	2016	2015
United States	43%	39%	28%
Sweden	20%	29%	37%
United Kingdom	4%	7%	17%
Other	33%	25%	18%

Total	100%	100%	100%

GE Healthcare, our largest bioprocessing customer, accounted for 21%, 29% and 37% of total revenues in the fiscal years ended December 31, 2017, 2016 and 2015, respectively. MilliporeSigma, our second largest bioprocessing customer, accounted for 18%, 28% and 29% of total revenues in the fiscal years ended December 31, 2017, 2016 and 2015, respectively.

Employees

As of February 15, 2018, we had 476 employees. Of those employees, 42 were engaged in engineering and research and development, 289 in manufacturing, 95 in sales and marketing and 50 in administrative functions. Each of our employees has signed a confidentiality agreement. None of our U.S. employees are covered by collective bargaining agreements. We have one collective bargaining agreement with two unions that covers our 60 employees in Sweden, comprising approximately 13% of our total workforce. We renewed these collective bargaining agreements during 2017, and the new collective bargaining agreements expire on March 31, 2019. We consider our employee relations to be satisfactory.

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

Other forms of market protection, including trade secrets and know-how, are also considered important elements of our proprietary strategy. Our policy is to require each of our employees, consultants, business partners, and major customers to execute confidentiality agreements upon the commencement of an employment, consulting, business relationship, or product related audit with us. These agreements provide that all confidential information developed or made known to the other party during the course of the relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual in the course of rendering services to Repligen shall be our exclusive property and must be assigned to Repligen.

Protein A

We have developed proprietary technology, trade secrets, and know-how relating to the manufacture of recombinant Protein A at a scale and quality standard that is consistent with the requirements of the biopharmaceutical industry. In addition, our U.S. Patent No. 7,691,608, “Nucleic Acids Encoding Recombinant Protein A,” claims an isolated nucleic acid molecule that encodes a Protein A molecule with an amino acid sequence identical to that of the natural Protein A molecule, which has long been commercialized for bioprocessing applications. This U.S. patent, with the term adjustment that was granted, will remain in effect until June 2028. Foreign equivalents of this patent have been issued in Sweden, Netherlands, Great Britain, France, Germany, and Canada. The claims of U.S. Patent No. 7,691,608 cover compositions of matter including isolated nucleic acids, expression vectors, bacterial cells that include the nucleic acids, as well as methods of producing truncated Protein A polypeptides, methods of producing affinity chromatography resins, and methods of purifying proteins.

OPUS

Since 2012, we filed five provisional patent applications with the U.S. Patent and Trademark Office (“USPTO”) and four patent applications based on those provisional patent applications, which cover certain unique methods and features of our OPUS pre-packed columns. These unique methods and features include methods of making and loading these chromatography columns as well as the columns themselves; methods of sterilizing plastic chromatography columns; disposable (single use) alternating tangential flow filtration units and methods of manufacture, testing, and use; methods of recovering packing medium from pre-packed chromatography columns and specialized chromatography columns for use in such methods; and methods and systems for removing air from chromatography columns using specialized tubing and valve systems. In addition, we have filed international patent cooperation treaty applications as a utility application with the USPTO on the basis of the provisional applications. Certain of these patent applications related to the OPUS pre-packed column are pending in the United States, Europe, Hong Kong, India, and Japan, and certain related patents have been granted in Australia and Canada.

XCell ATF Systems

As part of the Refine Acquisition, we acquired the exclusive rights to an issued U.S. patent (US 6,544,424) covering the ATF System and a process related to the filtration of biologic fluids from a bioreactor through hollow fiber filters by the action of a diaphragm pump that creates alternating tangential flow through the filter. The patent expires in 2020.

Another patent has been issued in the U.S. covering improvements on the original ATF design that include a screen filter module (U.S. Patent No. 9,050,547). This family of patents and applications has issued or is pending in Brazil, China, Germany, France, Great Britain, India, Korea and Sweden.

Other additional improvements on the original ATF systems and methods are covered by patents and patent applications pending in one or more of the U.S., Canada, China, Europe, Hong Kong, India, Japan, and Korea. These patents and patent applications expire between 2029 and 2033. In particular, one family of improvement patents and applications relating to ATF systems has issued in Japan and China. These patents and applications include claims that cover enclosed filtration and bioreactor systems and dual pump systems.

Another family of improvement patents and applications relating to ATF systems has issued in the U.S. (U.S. Patent No. 9,446,354) with claims that cover product concentration systems and corresponding methods. Corresponding applications are pending in the U.S., Europe, Korea, and Hong Kong.

Spectrum

In August 2017, Repligen acquired Spectrum, including its patent portfolio. Spectrum currently has 2 issued patents and one pending patent application in the United States and 2 pending applications in other countries related to surgical drapes, cell proliferation methods, and thick wall, hollow fiber tangential flow filters.

Histone Deacetylase Inhibitors

In 2007, we entered into an exclusive license agreement with The Scripps Research Institute for worldwide rights to a patent application claiming compounds and methods for treating Friedreich’s ataxia with inhibitors of histone deacetylase. We extended this original work and filed additional patent applications which claim both methods and compositions for treating Friedreich’s ataxia. On January 21, 2014, we out-licensed all of our intellectual property related to HDAC to BioMarin Pharmaceuticals Inc. (“BioMarin”), and BioMarin has assumed responsibility for maintaining existing intellectual property and prosecuting new intellectual property relating to this program. Our out-licensed HDAC portfolio included patent applications in the United States as well as patent applications in Europe, Canada, Japan and Australia. Patents, if any, that are granted in the U.S. based on these patent applications are expected to expire from 2029 to 2032.

Trademarks

Our ability to compete effectively in the marketplace is dependent in part on our ability to protect our intellectual property rights, which includes protecting the trademarks we use in connection with our products and services. We rely on several registered and unregistered trademarks to protect our brand. Repligen currently has 12 registered trademarks in the United States and 34 registrations in other countries. Repligen continues to file trademark applications and currently has 4 pending applications in the United States and 13 pending applications in other countries.

Spectrum currently has 25 registered trademarks in the United States and 2 registrations in other countries.

Licensing Agreements

HDAC Agreement with BioMarin

On January 21, 2014, we out-licensed our HDAC portfolio, which includes the Friedreich’s ataxia program, to BioMarin. Friedreich’s ataxia is an inherited disease that causes progressive damage to the nervous system resulting in symptoms ranging from impaired walking and speech problems to heart disease. Pursuant to the terms of the agreement, BioMarin agrees to use commercially reasonable efforts to commercialize HDAC portfolio products until the later of: (i) the expiration of the last-to-expire valid claim of an issued and unexpired patent or pending patent application claiming a compound included in the agreement or (ii) 10 years. Under the terms of the agreement, Repligen received an upfront payment of $2 million in January 2014 from BioMarin and we have the potential to receive up to $160 million in future milestone payments for BioMarin’s development, regulatory approval, and commercial sale of portfolio compounds included in the agreement.

These potential milestone payments are approximately 37% related to clinical development and 63% related to initial commercial sales in specific geographies. In addition, Repligen is eligible to receive royalties on sales of qualified products developed. The royalty rates are tiered and begin in the mid-single-digits for the first HDAC portfolio product and for the first non-HDAC portfolio product with lesser amounts for any backup products developed under the agreement. Repligen’s receipt of these royalties is subject to customary offsets and deductions. There are no refund provisions in this agreement. Royalties under this agreement are paid on a country-by-country basis during the period beginning on the first commercial sale of a compound in such country, until the later of: (i) the expiration of exclusivity period granted by a governmental authority to prevent the entry of generic product into such country; (ii) the expiration of the last-to-expire valid claim of an issued and unexpired patent or pending patent application claiming such compound in such country; or (iii) ten years following the first commercial sale of such HDAC portfolio product in any country. Royalty payments on products derived from the compounds included in the agreement are calculated by multiplying net sales of such product for the calendar year by an applicable royalty rate based on incremental net sale amounts. We have no further obligations to BioMarin.

RG1068

Our clinical development portfolio previously included RG1068, a synthetic human hormone we had developed as a novel imaging agent for the improved detection of pancreatic duct abnormalities in combination with magnetic resonance imaging in patients with pancreatitis and potentially other pancreatic diseases. In December 23, 2014, Innovate Biopharmaceuticals, Inc. (“Innovate”) acquired our RG1068 program for a nominal amount. Innovate is solely responsible for future development and commercialization of RG1068. If Innovate gains marketing approval and successfully commercializes RG1068, Repligen is eligible to receive royalties through the later of ten years after the first commercial sale or the entry of a generic equivalent into the U.S. market.

Competition

Our bioprocessing products compete on the basis of quality, performance, cost effectiveness, and application suitability with numerous established technologies. Additional products using new technologies that may be competitive with our products may also be introduced. Many of the companies selling or developing competitive products, which in some cases include GE Healthcare and MilliporeSigma, our two largest customers, have greater financial and human resources, research and development, manufacturing and marketing experience than we do. They may undertake their own development of products that are substantially similar to, or compete with, our products and they may succeed in developing products that are more effective or less costly than any that we may develop. These competitors may also prove to be more successful in their production, marketing and commercialization activities. We cannot be certain that the research, development and commercialization efforts of our competitors will not render any of our existing or potential products obsolete.

Manufacturing

We manufacture seven commercial forms of Protein A, including “native” Protein A for life sciences companies, including GE Healthcare, MilliporeSigma and Purolite, under long-term supply agreements which expire between 2019 and 2023. Native Protein A is manufactured in Lund, Sweden, while the recombinant forms are manufactured in both Waltham, Massachusetts and Lund, Sweden. We currently manufacture our growth factor products in Lund, Sweden. Our OPUS chromatography columns and XCell ATF System products are manufactured in Waltham, Massachusetts. Our OPUS PD columns are manufactured in Ravensburg, Germany, and our Sius TFF products are manufactured in Shrewsbury, Massachusetts. Our KrosFlo line of products is manufactured in Rancho Dominguez, California. Our Spectra/Pro and Pro-Connex products are manufactured in Irving, Texas, and our Spectra/Chrom products are manufactured in Houston, Texas.

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

We utilize our own facilities in Waltham, Massachusetts and Lund, Sweden as well as third party contract manufacturing organizations to carry out certain fermentation and recovery operations, while the purification, immobilization, packaging and quality control testing of our bioprocessing products are conducted at our facilities. Our facilities located in Waltham, Massachusetts; Lund, Sweden; Ravensburg, Germany; and Rancho Dominguez, California are ISO 9001:2015 certified and maintain formal quality systems to maintain process control, traceability, and product conformance. Additionally, our facility in Irving, Texas is ISO 13485:2012 certified. We practice continuous improvement initiatives based on routine internal audits as well as external feedback and audits performed by our partners and customers. In addition, we maintain a business continuity management system which focuses on key areas such as contingency planning, security stocks and off-site storage of raw materials and finished goods to ensure continuous supply of our products.

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

Our current competitors, including certain of our customers, or other companies may at any time develop additional products that compete with our products. If any company develops products that compete with or are superior to our products, our revenue may decline. In addition, some of our competitors may compete by lowering the price of their products. If prices were to fall, we may not be able to improve our gross margins or sales growth sufficiently to maintain and grow our profitability.

Despite our increasingly diversified client base, we have historically depended on, and expect to continue to depend on, a limited number of customers for a high percentage of our revenues.

The loss of, or a significant reduction in orders from, any of these customers, including following any termination or failure to renew a long-term supply contract, would significantly reduce our revenues and harm our results of operations. If a large customer purchases fewer of our products, defers orders or fails to place additional orders with us for any other reason, including for business continuity purposes, our revenue could decline, and our operating results may not meet market expectations. In addition, if those customers order our products, but fail to pay on time or at all, our liquidity and operating results could be materially and adversely affected. Furthermore, if any of our current or future products compete with those of any of our largest customers, these customers may place fewer orders with us or cease placing orders with us, which would negatively affect our revenues and operating results.

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

If intangible assets and goodwill that we recorded in connection with our acquisitions become impaired, we may have to take significant charges against earnings.

In connection with the accounting for our acquisitions of Novozymes, Refine, Atoll, TangenX and Spectrum, we recorded a significant amount of intangible assets, including developed technology and customer relationships relating to the acquired product lines, and goodwill. Under U.S. GAAP, we must assess, at least annually and potentially more frequently, whether the value of intangible assets and goodwill has been impaired. Intangible assets and goodwill will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of intangible assets and goodwill will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

Spectrum may have unknown liabilities or liabilities which exceed our estimates. Any such liabilities could adversely affect our financial position.

Spectrum’s business activities may have associated with them various potential liabilities relating to the conduct of its business prior to the Spectrum Acquisition, including, but not limited to, product liability, historical tax matters and other potential liabilities that could adversely affect our financial position. We have assumed these potential liabilities as of the closing of the Spectrum Acquisition on August 1, 2017. The obligations of Spectrum’s former security holders to indemnify us is limited to approximately $36.0 million, subject to limited exceptions. If any liability claims were to arise, we may not be entitled to sufficient, or any, indemnification or recourse from Spectrum’s former security holders, which could have a materially adverse impact on our business and results of operations.

Our exposure to political, economic and other risks that arise from operating a multinational business has and may continue to increase.

We operate on a global basis with offices or activities in Japan, South Korea, China, India, Europe and North America. Our operations and sales outside of the U.S. have increased as a result of our acquisitions of Novozymes, Refine, Atoll, TangenX and Spectrum and the continued expansion of our commercial organization. Risks related to these increased foreign operations include:

•	fluctuations in foreign currency exchange rates, which may affect the costs incurred in international operations and could harm our results of operations and financial condition;

•	changes in general economic and political conditions in countries where we operate, particularly as a result of ongoing economic instability within foreign jurisdictions;

•	being subject to complex and restrictive employment and labor laws and regulations, as well as union and works council restrictions;

•	changes in tax laws or rulings in the U.S. or other foreign jurisdictions that may have an adverse impact on our effective tax rate;

•	being subject to burdensome foreign laws and regulations, including regulations that may place an increased tax burden on our operations;

•	being subject to longer payment cycles from customers and experiencing greater difficulties in timely accounts receivable collections; and

•	required compliance with a variety of foreign laws and regulations, such as data privacy requirements, real estate and property laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and other U.S. federal laws and regulations established by the office of Foreign Asset Control, local laws such as the U.K. Bribery Act of 2010 or other local laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.

Our business success depends in part on our ability to anticipate and effectively manage these and other related factors. We cannot assure you that these and other related factors will not materially adversely affect our international operations or business as a whole.

In addition, a deterioration in diplomatic relations between the U.S. and any country where we conduct business could adversely affect our future operations and lead to a decline in profitability.

We may be unable to efficiently manage having become a larger and more geographically diverse organization.

Our acquisitions of Novozymes, Refine, Atoll, TangenX and Spectrum, the continued expansion of our commercial sales operations, and our organic growth have increased the scope and complexity of our business. We will face challenges inherent in efficiently managing a more complex business with an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse (including from a cultural perspective) and substantially larger combined organization could materially adversely affect our operating results and, as a result, the market price of our common stock.

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

In addition to our acquisitions of Novozymes, Refine, Atoll, TangenX and Spectrum, and as a part of our growth strategy, we may make selected acquisitions of complementary products and/or businesses. Any acquisition involves numerous risks and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, or results of operations:

•	difficulties in integrating new operations, technologies, products, and personnel;

•	problems maintaining uniform procedures, controls and policies with respect to our financial accounting systems;

•	lack of synergies or the inability to realize expected synergies and cost-savings;

•	difficulties in managing geographically dispersed operations, including risks associated with entering foreign markets in which we have no or limited prior experience;

•	underperformance of any acquired technology, product, or business relative to our expectations and the price we paid;

•	negative near-term impacts on financial results after an acquisition, including acquisition-related earnings charges;

•	the potential loss of key employees, customers, and strategic partners of acquired companies;

•	claims by terminated employees and shareholders of acquired companies or other third parties related to the transaction;

•	the assumption or incurrence of additional debt obligations or expenses, or use of substantial portions of our cash;

•	the issuance of equity securities to finance or as consideration for any acquisitions that dilute the ownership of our stockholders;

•	the issuance of equity securities to finance or as consideration for any acquisitions may not be an option if the price of our common stock is low or volatile which could preclude us from completing any such acquisitions;

•	any collaboration, strategic alliance and licensing arrangement may require us to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us;

•	diversion of management’s attention and company resources from existing operations of the business;

•	inconsistencies in standards, controls, procedures, and policies;

•	the impairment of intangible assets as a result of technological advancements, or worse-than-expected performance of acquired companies;

•	assumption of, or exposure to, historical liabilities of the acquired business, including unknown contingent or similar liabilities that are difficult to identify or accurately quantify; and

•	risks associated with acquiring intellectual property, including potential disputes regarding acquired companies’ intellectual property.

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

We incurred significant indebtedness in the amount of $115.0 million in aggregate principal with additional accrued interest under our 2.125% Convertible Senior Notes due 2021 (the “Notes”). Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. In addition, in the event of a fundamental change or a default under the Notes, the holders and/or the trustee under the indentures governing the Notes may accelerate the payment obligations or trigger the holders’ repurchase rights under the Notes. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Notes.

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

There are only a limited number of suppliers of materials related to the XCell ATF System products. An interruption in operations of the business related to these products could occur if we encounter delays or difficulties in securing the required materials, or if we cannot then obtain an acceptable substitute. Any such interruption could significantly affect the business related to these products and our financial condition, results of operations and reputation.

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

Prior to 2016, we generated most of our revenues through sales of bioprocessing products to a limited number of life sciences companies, such as GE Healthcare, MilliporeSigma and through other individual distributors. However, due in part to our recent strategic acquisitions, an increasing amount of our revenue is attributable to our commercialization of bioprocessing products that we sell directly to end-users such as biopharmaceutical companies and contract manufacturing organizations. This has required and will continue to require us to invest additional resources in our sales and marketing capabilities. We may not be able to attract and retain additional sales and marketing professionals, and the cost of building the sales and marketing function may not generate our anticipated revenue growth. In addition, our sales and marketing efforts may be unsuccessful. Our failure to manage these risks may have a negative impact on our financial condition, or results of operations and may cause our stock price to decline.

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

We consider trade secrets, know-how and other forms of market protection to be among the most important elements of our proprietary position. We also own or have exclusive rights to a number of U.S. patents and U.S. pending patent applications as well as corresponding foreign patents and patent applications. We cannot be sure that any patent applications relating to our products that we will file in the future or that any currently pending applications will issue on a timely basis, if ever. Since patent applications in the U.S. filed prior to November 2000 are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. Even if patents are issued, the degree of protection afforded by such patents will depend upon the:

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

If our competitors prepare and file patent applications in the U.S. that claim technology also claimed by us, we may be required to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which would result in substantial costs to us.

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

We expect a portion of our future revenue growth to come from introducing new bioprocessing products, including line extensions and new features for our OPUS disposable chromatography columns, our XCell ATF System, our Sius TFF product line, our Spectrum hollow fiber modules and TFF systems and our growth factors. The commercial success of all of our products will depend upon their acceptance by the life science and biopharmaceutical industries. Many of the bioprocessing products that we are developing are based upon new technologies or approaches. As a result, there can be no assurance that these new products, even if successfully developed and introduced, will be accepted by customers. If customers do not adopt our new products and technologies, our results of operations may suffer and, as a result, the market price of our common stock may decline.

Our products are subject to quality control requirements.

Whether a product is produced by us or purchased from outside suppliers, it is subjected to quality control procedures, including the verification of porosity and with certain products, the complete validation for good manufacturing practices, U.S. Food and Drug Administration, CE and ISO 2001 compliance, prior to final packaging. Quality control is performed by a staff of technicians utilizing calibrated equipment. In the event we, or our manufacturers, produce products that fail to comply with required quality standards, it may incur delays in fulfilling orders, write-downs, damage to our reputation and damages resulting from product liability claims.

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

Our future revenues pursuant to our asset purchase agreement with BioMarin regarding the HDAC program depend significantly on BioMarin’s development and commercialization activities, over which we have no control. If BioMarin is unable or determines not to further develop or commercialize the HDAC program, or experiences significant delays in doing so, we may see a delay in receiving any potential milestone or royalty payments or fail to receive any additional financial benefits from the program.

We entered into an asset purchase agreement with BioMarin on January 21, 2014, related to the histone deacetylase inhibitor (“HDAC”) portfolio, which includes the Friedreich’s ataxia program. We are dependent on BioMarin for the future success of this development program. We have no control over the conduct and timing of development efforts with respect to the HDAC program. BioMarin’s failure to devote sufficient financial and other resources to the development plan may result in the delayed or unsuccessful development of the program, which could lead to the non-payment or delay in payment of milestones under the asset purchase agreement and may preclude or delay commercialization of any product under the HDAC program and any royalties we could receive on future commercial sales. Our future financial results may be harmed if BioMarin does not commercialize the HDAC program successfully or on a timely basis prior to the achievement of any milestones or the payment of any royalties to us.

Health care reform measures could adversely affect our business.

The efforts of governmental and third-party payors to contain or reduce the costs of health care may adversely affect the business and financial condition of pharmaceutical and biotechnology companies, including ours. Specifically, in both the U.S.and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. The U.S. Congress passed the America Affordable Health Choices Act of 2009 and the Patient Protection and Affordable Care Act This Act and other federal and state proposals and health care reforms could limit the prices that can be charged for the products we develop and may limit our commercial opportunity. In the

U.S., the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act (the “MMA”) changed the way Medicare covers and pays for pharmaceutical products. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. Efforts by the government and other third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunities and result in a decrease in the price of our common stock or limit our ability to raise capital.

Recent federal government efforts have been aimed at amending or repealing all or portions of existing health care reform legislation, including the Affordable Care Act. Changes in existing health care reform measures may result in uncertainty with respect to legislation, regulation and government policy that could significantly impact our business and the life sciences industry.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

The U.S. government has recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, a permanent reduction to the corporate income tax rate, limiting interest deductions, allowing for the expensing of capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a territorial system. The overall impact of this tax reform is uncertain, and it is possible that our business and financial condition could be adversely affected. We continue to examine the impact this tax reform legislation may have on our business.

We compete with life science, pharmaceutical and biotechnology companies who are capable of developing new approaches that could make our products and technology obsolete.

The market for therapeutic and commercial products is intensely competitive, rapidly evolving and subject to rapid technological change. We compete with several medium and small companies in each of our product categories, as well as, several large companies such as GE Healthcare, Pall, MilliporeSigma and Sartorius. These competitors, as well as other life science, pharmaceutical and biotechnology companies may have greater financial, manufacturing, marketing, and research and development resources than we have, as well as stronger name recognition, longer operating histories and benefits derived from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than what we can offer. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, new approaches by these competitors may make our products and technologies obsolete or noncompetitive.

We may become subject to litigation, which could result in substantial costs and divert management’s attention and resources from our business.

From time to time, we may become involved in litigation or other legal proceedings relating to claims arising from the ordinary course of business. Litigation is subject to inherent risks and uncertainties that may cause actual results to differ materially from our expectations. If we receive an adverse judgment in any litigation, we could be required to pay substantial damages. With or without merit, litigation can be complex, can extend for a protracted period of time, can be very expensive and the expense can be unpredictable. Litigation initiated by us could also result in counter-claims against us, which could increase the costs associated with the litigation and result in our payment of damages or other judgments against us. In addition, litigation, and any related publicity, may divert the efforts and attention of some of our management and key personnel, which could adversely affect our business.

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

We conduct a large portion of our business in international markets. For the fiscal year ended December 31, 2017, 23% of our revenues and 24% of our costs and expenses were denominated in foreign currencies, primarily the Swedish Krona, the British pound sterling, and the Euro. We are exposed to the risk of an increase or decrease in the value of the foreign currencies relative to the U.S. Dollar, which could increase the value of our expenses and decrease the value of our revenue when measured in U.S. Dollars. As a result, our results of operation may be influenced by the effects of future exchange rate fluctuations and such effects may have an adverse impact on our common stock price.

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code, and it is possible that certain transactions or a combination of certain transactions may result in material additional limitations on our ability to use our net operating loss and tax credit carryforwards.

Section 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long term tax exempt rate and the value of the company’s stock immediately before the ownership change. We may be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability. While our Section 382 analysis completed during 2017 did not show any current exposure, future transactions or combinations of future transactions may result in a change in control under Section 382 in the future.

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

We have previously implemented several significant ERP modules and expect to implement additional ERP modules in the future. The implementation of the ERP system represents a change in our internal control over financial reporting. Although we continue to monitor and assess our internal controls in the new ERP system environment as changes are made and new modules are implemented, and have taken additional steps to modify and enhance the design and effectiveness of our internal control over financial reporting, there is a risk that deficiencies may occur that could constitute significant deficiencies or in the aggregate a material weakness.

If we fail to remedy any deficiencies or maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our operating results or financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease office and manufacturing properties as detailed below:

Location	Square Feet	Principal Use	Lease Expiration
Waltham, Massachusetts	76,000	Corporate headquarters, manufacturing, research and development, marketing and administration offices	May 31, 2023
Marlborough, Massachusetts	64,000	Manufacturing operations	November 30, 2028
Shrewsbury, Massachusetts	12,000	Manufacturing operations	December 31, 2018
Rancho Dominguez, California	54,000	Manufacturing, research and development, marketing and administrative operations	July 15, 2020
Las Vegas, Nevada	30,000	Manufacturing operations	December 31, 2023
Irving, Texas	45,000	Manufacturing operations	December 31, 2026
Houston, Texas	36,500	Manufacturing operations	July 31, 2019
Lund, Sweden	45,000	Manufacturing and administrative operations	December 31, 2021
Ravensburg, Germany	12,300	Manufacturing and administrative operations	June 30, 2022
Bangalore, India	27,000	Sales and distribution center	February 28, 2019
Shanghai, China	2,800	Sales and distribution center	October 14, 2018
Seongnam, Republic of Korea	1,400	Sales and distribution center	May 10, 2019

During the fiscal year ended December 31, 2017, we incurred total rental costs for all facilities of approximately $3,367,000.

In addition to the above, we own certain of our office and manufacturing properties, as detailed below:

Location	Square Feet	Principal Use
Breda, Netherlands	23,000	Sales and distribution center
Shiga, Japan	7,000	Sales and distribution center

ITEM 3.	LEGAL PROCEEDINGS

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

	Year Ended December 31, 2017
	High	Low
First Quarter	$35.61	$28.48
Second Quarter	$46.81	$32.73
Third Quarter	$46.12	$35.73
Fourth Quarter	$40.05	$31.96

	Year Ended December 31, 2016
	High	Low
First Quarter	$28.85	$20.07
Second Quarter	$28.97	$21.11
Third Quarter	$33.79	$25.93
Fourth Quarter	$34.06	$26.16

Stockholders and Dividends

As of February 15, 2018, there were 381 stockholders of record of our common stock. We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations. Any future determination as to the payment of dividends will be at the sole discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors our Board of Directors deems relevant.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2017 regarding shares of common stock that may be issued under the Company’s equity compensation plans, consisting of the Second Amended and Restated 2001 Repligen Corporation Stock Plan, and the Amended and Restated 2012 Stock Option and Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted- average exercise price of outstanding options			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,240,175	(1)		$20.80	(2)	1,220,915
Equity compensation plans not approved by security holders	N/A		$	N/A		N/A

Total	1,240,175			$20.80		1,220,915

(1)	Includes 734,940 shares of common stock issuable upon the exercise of outstanding options and 505,235 shares of common stock issuable upon the vesting of restricted stock units. No shares of restricted stock are outstanding.
(2)	Since restricted stock units do not have any exercise price, such units are not included in the weighted average exercise price calculation.

Issuer Purchases of Equity Securities

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We did not repurchase any shares of common stock during the year ended December 31, 2017. In prior years, we repurchased a total of 592,827 shares, leaving 657,173 shares remaining under this authorization.

The graph below matches Repligen Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the NASDAQ Pharmaceutical index, and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2012 to December 31, 2017.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Repligen Corporation, the NASDAQ Composite Index,

the NASDAQ Pharmaceutical Index and the NASDAQ Biotechnology Index

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, and such information shall not be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934 (the “Exchange Act”), except to the extent that Repligen specifically incorporates it by reference into such filing.

Recent Sales of Unregistered Securities and Equity Purchases by the Company

In August 2017, we issued 6,153,995 unregistered shares of our common stock valued at $247.6 million as part of the consideration for our acquisition of Spectrum. The issuance is not registered under the Securities Act, in reliance upon the exemption from registration provided by Rule 506(b) of Regulation D.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data are derived from the audited financial statements of Repligen. The selected financial data set forth below should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report, and in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2016, 2015, 2014 and 2013.

(In thousands, except per share data)	2017(1)	2016	2015(2)	2014	2013
Revenue:
Product revenue	$141,089	$104,441	$83,537	$60,431	$47,482
Royalty and other revenue	147	100	—	3,117	20,687

Total revenue	141,236	104,541	83,537	63,548	68,169
Operating expenses:
Cost of product revenue	67,050	47,117	35,251	28,022	22,481
Cost of royalty and other revenue	—	—	—	—	2,682
Research and development	8,672	7,355	5,740	5,609	7,341
Selling, general and administrative	51,509	30,853	24,699	17,154	12,701
Contingent consideration – fair value adjustments	—	3,242	4,083	2,072	91

Total operating expenses	127,231	88,567	69,773	52,857	45,296

Income from operations	14,005	15,974	13,764	10,691	22,873
Investment income	371	346	136	309	301
Interest expense	(6,441)	(3,768)	(32)	(50)	(50)
Other income (expense)	(687)	(860)	(445)	188	(110)

Income before taxes	7,248	11,692	13,423	11,138	23,014
Income tax (benefit) provision	(21,105)	11	4,078	2,968	6,921

Net income (loss)	$28,353	$11,681	$9,345	$8,170	$16,093

Earnings (loss) per share:
Basic	$0.74	$0.35	$0.28	$0.25	$0.51

Diluted	$0.72	$0.34	$0.28	$0.25	$0.50

Weighted average shares outstanding:
Basic	38,234	33,573	32,882	32,498	31,667

Diluted	39,150	34,099	33,577	33,264	32,407

	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and marketable securities(3)	$173,759	$141,780	$73,407	$62,003	$73,842
Working capital	217,571	163,078	84,471	70,264	75,049
Total assets	743,519	288,913	146,237	128,293	118,645
Long-term obligations	126,760	99,074	4,708	5,879	3,458
Accumulated deficit	(31,508)	(59,861)	(71,542)	(80,887)	(89,057)
Stockholders’ equity	591,548	168,764	122,748	111,732	103,886

(1)	Includes the full year impact of the acquisition of Atoll GmbH on April 1, 2016 and the acquisition of TangenX Corporation on December 14, 2016.
(2)	Includes the full year impact of the acquisition of Refine Technology on June 2, 2014.
(3)	Excludes restricted cash of $450,000 as of December 31, 2016, 2015 and 2014 and $200,000 as of December 31, 2013 related to the lease arrangement on our headquarters.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Repligen and its subsidiaries, collectively doing business as Repligen Corporation (“Repligen”, “we”, “our”, or “the Company”) is a leading provider of advanced bioprocessing technology and solutions used in the process of manufacturing biologic drugs. Our products are made to substantially increase biopharmaceutical manufacturing efficiencies and flexibility. As the global biologics market continues to experience strong growth and expansion, our customers – primarily large biopharmaceutical companies and contract manufacturing organizations – face critical production cost, capacity, quality and time pressures that our products are made to address. Our commitment to bioprocessing technology innovation and our expanding product platform can create significant value for our customers by facilitating the manufacturing process for manufacture biologic drugs – monoclonal antibodies, recombinant proteins, vaccines and gene therapies. We are dedicated to “inspiring advances in bioprocessing” as a trusted partner in the production of biologic drugs that improve human health worldwide.

We are a leading OEM manufacturer and supplier of Protein A ligands to life sciences companies. Protein A ligands are the critical “binding” component of Protein A affinity resins that our customers sell to end users (biopharmaceutical manufacturers) for use in downstream purification of monoclonal antibodies. We also manufacture and sell growth factor products used to supplement cell culture media in order to increase cell growth and productivity in a bioreactor.

Our Chromatography products feature pre-packed chromatography columns under our OPUS® brand. OPUS columns, which we deliver to our customers pre-packed with their choice of chromatography resin, are single-campaign (“single-use”) disposable columns that replace the use of traditional (more permanent) glass columns used in downstream purification processes. By designing OPUS as an advanced and flexible option for the purification of biologics from process development through clinical-scale and some commercial manufacturing, Repligen has become a leader in pre-packed columns.

Our Filtration products offer a number of advantages to manufacturers of biologic drugs spanning stages from pilot studies to clinical and commercial-scale production. XCell ATF™ systems are used primarily in upstream perfusion (“continuous manufacturing”) processes to increase cell concentration and significantly improve biologic product yield from a bioreactor. To address increasing industry demand for “plug-and-play” technology, we developed and in 2016 launched single-use formats of the original stainless steel XCell ATF device. In December 2016, we acquired TangenX Technology Corporation (“TangenX”), balancing our upstream XCell ATF offering with a downstream portfolio of flat-sheet filters and cassettes used in biologic drug purification and formulation processes. The TangenX portfolio includes the single-use Sius™ TFF brand, providing customers with a high-performance, low-cost alternative to reusable TFF products. Most recently, in August 2017, we completed our acquisition of Spectrum. Spectrum brands include the KrosFlo® family of products, ProConnex® disposable flow-path products, TFF systems and others. The Spectrum acquisition significantly strengthened our Filtration product line and diversifies our end markets beyond monoclonal antibodies to include vaccine, recombinant protein and gene therapies.

Customers use our products to produce initial quantities of drug for clinical studies, then scale-up to larger volumes as the drug progresses to commercial production following regulatory approval. Detailed specifications for a drug’s manufacturing process are included in the applications that biopharmaceutical companies file for marketing approval with regulators such as the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMEA”). Once a drug advances to late-stage clinical trials, the manufacturing process is typically locked down by the company, and this process becomes part of the regulatory approval package. As a result, bioprocessing products that are included in these manufacturing specifications can be very “sticky” due to the costs and regulatory uncertainties associated with displacing them.

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

Revenue recognition

Product Sales

We generate revenue from the sale of bioprocessing products, equipment devices, and related consumables used with these equipment devices to customers in the life science and biopharmaceutical industries. On product sales to end customers, revenue is recognized, net of discounts, when both the title and risk of loss have transferred to the customer, as determined by the shipping terms provided there are no uncertainties regarding acceptance, and all obligations have been completed. Generally, our product arrangements for equipment sales are multiple element arrangements, and may include services, such as installation and training, and multiple products, such as consumables and spare parts. In accordance with ASC 605-25, based on terms and conditions of the product arrangements, we believe that these services and undelivered products can be accounted for separately from the delivered product element as the delivered products have value to our customers on a standalone basis. Accordingly, revenue for services not yet performed at the time of product shipment are deferred and recognized as such services are performed. The relative selling price of any undelivered products is also deferred at the time of shipment and recognized as revenue when these products are delivered. For product sales to distributors, we recognize revenue for both equipment and consumables upon delivery to the distributors unless direct shipment to the end user’s is requested. In this case, revenue is recognized upon delivery to the end user’s location. In general, distributors are responsible for shipment to the end customer along with installation, training and acceptance of the equipment by the end customer. Shipments to distributors are not contingent upon resale of the product. We have had no significant write-offs of uncollectible invoices in the periods presented. We have a few longstanding customers who comprise the majority of revenue and have excellent payment histories and therefore we do not require collateral.

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

BioMarin License Agreement

On January 21, 2014, we out-licensed our histone deacetylase inhibitor (“HDAC”) portfolio, which includes the Friedreich’s ataxia program, to BioMarin Pharmaceuticals Inc. (“BioMarin”). Under the terms of the agreement, we received an upfront payment of $2 million in January 2014 from BioMarin and a $125,675 payment in September 2014 upon tech transfer, and we have the potential to receive up to $160 million in future milestone payments for the development, regulatory approval and commercial sale of portfolio compounds included in the agreement. In addition, we are eligible to receive royalties on sales of qualified products developed.

Inventories

We value inventory at cost or, if lower, net realizable value, using the first-in, first-out method. We review our inventory at least quarterly and record a provision for excess and obsolete inventory based on our estimates of expected sales volume, production capacity and expiration dates of raw materials, work-in-process and finished products. Expected sales volumes are determined based on supply forecasts provided by key customers for the next three to 12 months. We write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of product revenue. Manufacturing of bioprocessing finished goods is done to order and tested for quality specifications prior to shipment.

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

Goodwill

We test goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. Our annual impairment test date is the last day of our fiscal year, December 31. While we currently operate as one operating segment, we perform our annual impairment test over each of the Company’s two reporting units and concluded that goodwill was not impaired.

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

We recognize compensation expense on awards that vest based on service conditions on a straight-line basis over the requisite service period based upon the number of options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. We recognize compensation expense on awards that vest based on performance conditions based on our assessment of the probability that the performance condition will be achieved over the service period. Forfeitures represent only the unvested portion of a surrendered option. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical data, we have calculated an 8% annual forfeiture rate for non-executive level employees, a 3% annual forfeiture rate for executive level employees, and a 0% forfeiture rate for non-employee members of the Board of Directors, which we believe are reasonable assumptions to estimate forfeitures. However, the estimation of forfeitures requires significant judgment and, to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

For the fiscal years ended December 31, 2017, 2016 and 2015, we recorded stock-based compensation expense of approximately $6,747,000, $4,595,000 and $3,598,000, respectively, for share-based awards granted under all of the Company’s stock plans.

As of December 31, 2017, there was $16,133,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.52 years. We expect 772,791 unvested options and restricted stock units to vest over the next five years.

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

Revenues

Total revenues for fiscal years 2017, 2016, and 2015 were comprised of the following:

	Years ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in thousands, except percentages)
Product revenues	$141,089	$104,441	$83,537	35%	25%
Royalty and other revenue	147	100	—	47%	100%

Total revenue	$141,236	$104,541	$83,537	35%	25%

Product revenues

Historically, the majority of our bioprocessing products are sold to customers who incorporate our products into their proprietary antibody purification processes for monoclonal antibodies. These customers then sell their products directly to the pharmaceutical industry. Increasingly, we are selling our products directly to the pharmaceutical industry and its contract manufacturers. These direct sales increased to approximately 62% of our product revenue during fiscal 2017. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

Product revenues were comprised of the following (in thousands):

	December 31, 2017		December 31, 2016		December 31, 2015
Protein products	$53,969		$54,716		$52,938
Filtration products	49,050	(3)	19,774	(1)	15,676
Chromatography products	36,309	(3)	29,520	(2)	14,613
Other	1,761	(3)	431		310

Total product revenues	$141,089		$104,441		$83,537

(1)	2016 revenue for filtration products includes revenue related to TangenX from December 14, 2016 through December 31, 2016.
(2)	2016 revenue for chromatography products includes revenue related to Atoll from April 1, 2016 through December 31, 2016.
(3)	2017 revenue for filtration, chromatography and other products includes revenue related to Spectrum from August 1, 2017 through December 31, 2017.

Revenue from protein products includes our Protein A ligands and cell culture growth factors. Revenue from filtration products includes our XCell ATF Systems and consumables, KrosFlo filtration products and Sius filtration products. Revenue from chromatography products includes our OPUS and OPUS PD chromatography columns, chromatography resins and ELISA test kits. Other revenue primarily consists of freight revenues.

For fiscal 2017, product revenues increased by $36,648,000 or 35% as compared to fiscal 2016. The increase in product revenues is due largely to increased volumes in our Filtration and Chromatography products, full year of revenue generated from Atoll and TangenX in 2017, and revenues of $19,394,000 generated from the Spectrum Acquisition in 2017. We sell our various bioprocessing products at different price points. The mix of products sold varies and impacts the fluctuations in total product revenue and cost of product revenues from period to period.

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

Royalty revenues

Royalty revenues in fiscal 2017 and 2016 relate to royalties received from a third party systems manufacturer associated with our OPUS PD chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partner.

Costs and operating expenses

Total costs and operating expenses for fiscal years 2017, 2016 and 2015 were comprised of the following:

	Years ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in thousands, except percentages)
Cost of product revenue	$67,050	$47,117	$35,251	42%	34%
Research and development	8,672	7,355	5,740	18%	28%
Selling, general and administrative	51,509	30,853	24,699	67%	25%
Contingent consideration – fair value adjustments	—	3,242	4,083	(100%)	(21%)

Total costs and operating expenses	$127,231	$88,567	$69,773	44%	27%

Cost of product revenue

For fiscal 2017, cost of product revenue increased $19,933,000 or 42% as compared to fiscal 2016. This increase is primarily due to the increase in product revenues noted above, the sale of higher cost Spectrum finished goods inventory due to step up to fair value upon acquisition, and costs related to continuing investments in our operations to support future growth. For fiscal 2016, cost of product revenue increased $11,866,000 or 34% as compared to fiscal 2015. This increase is primarily due to the increase in product revenues noted above.

Gross margins were 53%, 55%, and 58% for fiscal 2017, 2016 and 2015, respectively. During fiscal 2017, gross margins declined slightly compared to fiscal 2016 due to product mix, the sale of higher cost Spectrum finished good inventory due to step up to fair value upon acquisition and continuing investments in operations to support future growth. During fiscal 2016, gross margins decreased slightly compared to fiscal 2015 due to product mix and increased investments in operations to support growing demands for the bioprocessing products that we manufacture.

Research and development expenses

During fiscal 2017, 2016 and 2015, research and development expenses were related to bioprocessing products which included personnel, supplies and other research expenses. Due to the small size of the Company and the fact that these various programs share personnel and fixed costs, we do not track all of our expenses or allocate any fixed costs by program, and therefore, have not provided historical costs incurred by project. In addition to the legacy product research and development, the current single-use XCell ATF project incurs expenses related to product development, sterilization, validation testing, and other research related expenses.

For fiscal 2017, research and development expenses increased by $1,317,000 or 18% as compared to fiscal 2016. This increase is related to the increased expenditures related to the continued development of our single-use XCell ATF products and other new products in development, as well as expenses incurred by Spectrum since acquisition.

For fiscal 2016, research and development expenses increased by $1,615,000 or 28% as compared to fiscal 2015. This increase is related to the increased expenditures related to the development of our single-use XCell ATF products, our OPUS resin recovery port, and other new products in development.

We expect our research and development expenses in the year ending December 31, 2018 to increase in order to support new product development.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts, including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

For fiscal 2017, SG&A costs increased by $20,656,000 or 67% as compared to fiscal 2016. This increase is primarily due to costs related to our acquisition of Spectrum, the continuing buildout of our administrative infrastructure to support future growth, the continuing expansion of our customer-facing activities to drive sales of our bioprocessing products, a full year of costs related to Atoll and TangenX and costs incurred by Spectrum since acquisition.

For fiscal 2016, SG&A costs increased by $6,154,000 or 25% as compared to fiscal 2015. This increase is primarily due to the continuing buildout of our administrative infrastructure to support future growth, the continuing expansion of our customer-facing activities to drive sales of our bioprocessing products, costs related to our acquisitions of Atoll and TangenX and expenses incurred by Repligen GmbH (formerly Atoll) post-acquisition.

Contingent Consideration

In fiscal 2016, we recorded contingent consideration expense related primarily to our acquisitions of Refine and Atoll. Contingent consideration related to the Refine Acquisition in 2016 is based on actual 2016 XCell ATF sales and any receipts related to the resolution, withdrawal or settlement of certain patent disputes with a third party to be paid to the former shareholders of Refine. Contingent consideration related to Atoll is based on actual 2016 sales growth compared to 2015 sales. The decrease is attributable to recording Refine contingent consideration fair value adjustments related to projected 2015 and 2016 XCell ATF sales in the previous year, while in 2016 we only recorded fair value adjustments related to 2016 sales. This decrease is partially offset by contingent consideration expense related to our acquisition of Atoll. Because the contingent consideration periods related to our acquisitions of BioFlash, Refine and Atoll all concluded in 2016, we did not incur any contingent consideration expense in fiscal 2017.

Investment income

Investment income for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Years ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in thousands, except percentages)
Investment income	$371	$346	$136	7%	154%

Investment income includes income earned on invested cash balances. The increase of $25,000 or 7% for fiscal 2017 was primarily due to higher interest rates during 2017 compared to 2016. The increase of $210,000 or 154% for fiscal 2016 was primarily due to higher invested funds following the issuance of our 2.125% Convertible Senior Notes due 2021 (the “Notes”) during 2016 compared to 2015. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Interest expense

Interest expense for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Years ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in thousands, except percentages)
Interest expense	$6,441	$3,768	$32	70.9%	11,675.0%

Interest expense primarily relates to interest related to our issuance of the Notes in May 2016. The increase of $2,673,000 in fiscal 2017 was due to incurring a full year of interest expense on the Notes in 2017. The increase of $3,736,000 in fiscal 2016 was related to the issuance of the Notes in May 2016.

Other income (expense)

Other income (expense) for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Years ended December 31,			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in thousands, except percentages)
Other income (expense)	$(687)	$(860)	$(445)	20.1%	(93.3%)

Other income (expense) primarily relates to foreign currency gains (losses) related to amounts due from non-Swedish kronor-based customers and cash balance denominated in U.S. dollars and British pounds held by our Sweden operations.

Provision for income taxes

For the year ended December 31, 2017, we recorded an income tax benefit of ($21,105,000). Our current tax provision of $3,624,000 primarily relates to a foreign tax provision of $3,345,000. Our deferred tax benefit of ($24,729,000) is primarily due to a reduction of the valuation allowance on our deferred tax assets in the amount of $12,164,000 from the sale of certain intellectual property to Repligen Sweden AB during 2017 and taxable temporary differences generated from the Spectrum Acquisition. Additionally, the Company recorded a deferred tax benefit of $12,839,000 resulting from a reduction of the U.S. federal income tax on the Company’s net U.S. deferred tax liabilities stemming from new U.S. federal tax legislation passed in December 2017.

The provision for income taxes for the year ended December 31, 2016 totaled $11,000. Our current tax provision of $4,077,000 primarily relates to a foreign tax provision of $4,027,000. Our deferred tax benefit of ($4,066,000) is due to a reduction of the valuation allowance on our deferred tax assets in the amount of $8,535,000 resulting from taxable temporary differences generated from the acquisition of TangenX and the issuance of our convertible senior notes, partially offset by an increase in deferred tax liabilities related to tax amortization of indefinite lived intangibles and the conversion option on our convertible senior notes.

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

Non-GAAP Adjusted Income from Operations

Non-GAAP adjusted income from operations is measured by taking income from operations as reported in accordance with GAAP and excluding acquisition and integration costs, inventory step-up charges, intangible amortization and contingent consideration expenses booked through our consolidated statements of comprehensive income. The following is a reconciliation of income from operations in accordance with GAAP to non-GAAP adjusted income from operations for the years ended December 31, 2017 and 2016 (in thousands):

	Year ended December 31,
	2017	2016
GAAP income from operations	$14,005	$15,974
Non-GAAP adjustments to net income:
Acquisition and integration costs	7,519	2,214
Inventory step-up charges	3,816	59
Intangible amortization	6,215	2,052
Contingent consideration – fair value adjustments	—	3,242

Non-GAAP adjusted income from operations	$31,555	$23,541

Non-GAAP Adjusted Net Income

Non-GAAP adjusted net income is measured by taking net income as reported in accordance with GAAP and excluding acquisition and integration costs and related tax effects, inventory step-up charges, contingent consideration expenses, intangible amortization and related tax effects, non-cash interest expense, the partial release of the valuation allowance on our deferred tax assets and the net impact of tax reform legislation booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to non-GAAP adjusted net income for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017		2016
	Amount (in thousands)	Fully Diluted Earnings per Share	Amount (in thousands)	Fully Diluted Earnings per Share
GAAP net income	$28,353	$0.72	$11,681	$0.34
Non-GAAP adjustments to net income:
Acquisition costs	7,519	0.19	2,214	0.06
Inventory step-up charges	3,816	0.10	59	0.00
Contingent consideration – fair value adjustments	—	—	3,242	0.10
Intangible amortization	6,215	0.16	2,052	0.06
Non-cash interest expense	3,977	0.10	2,274	0.07
Tax effect of intangible amortization and acquisition costs	(882)	(0.02)	(415)	(0.01)
Release of valuation allowance on deferred tax assets	(12,236)	(0.31)	(4,269)	(0.13)
Net impact of tax reform legislation	(9,586)	(0.24)	—	—

Non-GAAP adjusted net income	$27,176	$0.69	$16,838	$0.49

Note that earnings per share amounts may not add due to rounding.

Adjusted EBITDA

Adjusted EBITDA is measured by taking net income as reported in accordance with GAAP, excluding investment income, interest expense, taxes, depreciation and amortization, and excluding acquisition and integration costs, inventory step-up charges and contingent consideration expenses booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to adjusted EBITDA for years ended December 31, 2017 and 2016 (in thousands):

	Year ended December 31,
	2017	2016
GAAP net income	$28,353	$11,681
Non-GAAP EBITDA adjustments to net income:
Investment income	(371)	(346)
Interest expense	6,441	3,768
Tax provision	(21,105)	11
Depreciation	4,237	3,269
Amortization	6,215	2,052

EBITDA	23,770	20,435
Other non-GAAP adjustments:
Acquisition and integration costs	7,519	2,214
Inventory step-up charges	3,816	59
Contingent consideration – fair value adjustments	—	3,242

Adjusted EBITDA	$35,105	$25,950

Liquidity and capital resources

We have financed our operations primarily through revenues derived from product sales, research grants, proceeds and royalties from license arrangements, the issuance of the Notes in May 2016 and the issuance of common stock in our July 2017 public offering. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

At December 31, 2017, we had cash of $173,759,000 compared to cash and marketable securities of $141,780,000 at December 31, 2016. A deposit for leased office space of $450,000 is classified as restricted cash and is not included in cash and marketable securities totals for December 31, 2016. There were no restrictions on cash for December 31, 2017.

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

On August 1, 2017, we completed our acquisition of Spectrum for approximately $112.8 million in cash (net of cash received) and 6,153,995 unregistered shares of the Company’s common stock.

During the third quarter of 2017, the closing price of the Company’s common stock exceeded 130% of the conversion price of the Notes for more than 20 of the last 30 consecutive trading days of the quarter. As a result, the Notes became convertible at the option of the holders of the Notes during the fourth quarter of 2017. Notes with a face value of $11,000 were submitted for conversion in the fourth quarter of 2017; this conversion was settled in the first quarter of 2018. During the fourth quarter of 2017, the closing price of the Company’s common stock did not exceed 130% of the conversion price of the Notes for more than 20 of the last 30 consecutive trading days of the quarter. As a result, the Notes are no longer convertible as of December 31, 2017, and the Notes are classified as long term liabilities on the Company’s consolidated balance sheet as of

December 31, 2017. It is the Company’s policy and intent to settle the face value of the Notes in cash and any excess conversion premium in shares of our common stock.

Cash flows

(In thousands)
Cash provided by (used in)	Year ended December 31, 2017	Increase / (Decrease)	Year ended December 31, 2016	Increase / (Decrease)	Year ended December 31, 2015
Operating activities	$17,451	$9,930	$7,521	$(7,532)	$15,053
Investing activities	(98,246)	(49,052)	(49,194)	(53,985)	4,791
Financing activities	129,945	17,832	112,113	111,346	767

Operating activities

For fiscal 2017, our operating activities provided cash of $17,451,000, reflecting net income of $28,353,000 offset by net non-cash charges totaling $3,384,000 comprised mainly of depreciation, amortization, stock-based compensation charges and deferred tax benefits. Increases in accounts receivable consumed $6,887,000 of cash, which is based on timing of revenues billed to and payments from customers. Decreases in accounts payable and accrued liabilities consumed $1,186,000 of cash due to timing of payments to vendors.

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

Investing activities

For fiscal 2017, our investing activities consumed $98,246,000 of cash. We used $112,795,000 in cash (net of cash received) for our acquisition of Spectrum. Fixed asset additions consumed $5,454,000, as we continued to increase our manufacturing capacity. Net redemptions of marketable securities provided $19,553,000 of cash in fiscal 2017.

For fiscal 2016, our investing activities consumed $49,194,000 of cash. We used $8,767,000 in cash (net of cash received) for our acquisition of Atoll and $35,847,000 (net of cash received) for our acquisition of TangenX. Fixed asset additions consumed $4,325,000, as we increased the manufacturing capacity of our facilities in the United States and Sweden. Net purchases of marketable securities consumed $300,000 of cash in fiscal 2016.

In fiscal 2015, our investing activities provided $4,791,000 of cash, comprised of $7,419,000 of net redemptions of marketable securities, offset by $2,628,000 of fixed asset additions.

Financing activities

In July 2017, we received net proceeds of $129,309,000 from the issuance of common stock. In May 2016, we received net proceeds of $111,070,000 from the issuance of our senior convertible notes. Exercises of stock options provided cash receipts of $2,351,000, $1,841,000 and $866,000 in fiscal 2017, 2016 and 2015, respectively. Cash payments to Atoll and Refine in 2017 totaled $5,053,000, of which $1,715,000 related to the fair value of these liabilities as of the respective acquisition dates and is included as part of financing activities. Cash payments to Refine and BioFlash in 2016 totaled $4,105,000, of which $798,000 related to the fair value of these liabilities as of the respective acquisition dates and is included as part of financing activities. Payments to Refine in 2015 related to achieving 2014 sales goals totaled $1,000,000, of which $99,000 related to the fair value of this liability as of the acquisition date and is included as part of financing activities. The remaining amounts are included as an offset to our cash provided by operating activities.

Off-balance sheet arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual obligations

As of December 31, 2017, we had the following fixed obligations and commitments (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Convertible senior notes	$115,000	$—	$—	$115,000	$—
Operating lease obligations	15,071	3,611	6,597	4,442	421
Purchase obligations(1)	15,512	15,512	—	—	—

Total	$145,883	$19,123	$6,597	$119,442	$421

(1)	Primarily represents purchase orders for the procurement of raw material for manufacturing.
(2)	The table excludes a liability for uncertain tax positions totaling $1,086,000, since we cannot currently make a reliable estimate of the period in which the liability will be payable, if ever. Please see Note 4 to the Notes to our consolidated financial statements.

Capital requirements

Our future capital requirements will depend on many factors, including the following:

•	the expansion of our bioprocessing business;

•	the ability to sustain sales and profits of our bioprocessing products;

•	our ability to acquire additional bioprocessing products;

•	our ability to realize value from our outlicensed early stage CNS programs and the RG1068 program;

•	the scope of and progress made in our research and development activities;

•	the extent of any share repurchase activity; and

•	the success of any proposed financing efforts.

Absent acquisitions of additional products, product candidates or intellectual property, we believe our current cash balances are adequate to meet our cash needs for at least the next 24 months. We expect operating expenses in the year ending December 31, 2018 to increase as we continue to expand our bioprocessing business. We expect to incur continued spending related to the development and expansion of our bioprocessing product lines and expansion of our commercial capabilities for the foreseeable future. Our future capital requirements may include, but are not limited to, purchases of property, plant and equipment, the acquisition of additional bioprocessing products and technologies to complement our existing manufacturing capabilities, and continued investment in our intellectual property portfolio.

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

Net operating loss carryforwards

At December 31, 2017, we had net operating loss carryforwards of approximately $19,652,000 and business tax credits carryforwards of approximately $396,000 available to reduce future federal income taxes, if any. The net operating loss and business tax credits carryforwards will continue to expire at various dates through December 2037. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service, state and foreign jurisdictions and may be limited in the event of certain changes in the ownership interest of significant stockholders.

Foreign earnings

At December 31, 2017, we have not provided for foreign withholding taxes on outside basis differences of foreign subsidiaries of approximately $53,747,000 as we have the ability and intent to indefinitely reinvest the undistributed earnings of our foreign subsidiaries, and there are no needs for such earnings in the U.S. that would contradict our plan to indefinitely reinvest.

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

Interest rate risk

We have historically held investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we have been exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise. We do not have any such investments as of December 31, 2017. As a result, a hypothetical 100 basis point increase in interest rates would have no effect on our cash position as of December 31, 2017.

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. We believe that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited.

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

Although a majority of our contracts are denominated in U.S. dollars, 23% and 40% of total revenues during fiscal 2017 and 2016, respectively, were denominated in foreign currencies while 24% and 22% of our costs and expenses during fiscal 2017 and 2016, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 18% and 26% of our consolidated tangible assets were subject to foreign currency exchange fluctuations as of each of December 31, 2017 and 2016, respectively, while 8% and 2% of our consolidated liabilities were exposed to foreign currency exchange fluctuations as of each of December 31, 2017 and 2016, respectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO).

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Spectrum, Inc. (now known as Spectrum LifeSciences, LLC) acquired on August 1, 2017, which are included in the December 31, 2017 consolidated financial statements of Repligen Corporation and constituted $35,641,000 of total assets as of December 31, 2017 and $19,394,000 of revenues for the year then ended.

Subject to the foregoing, based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2017.

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

(c) Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Repligen Corporation:

Opinion on Internal Control over Financial Reporting

We have audited Repligen Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Repligen Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Spectrum LifeSciences, LLC, which is included in the 2017 consolidated financial statements of the Company and constituted $35,641,000 of total assets as of December 31, 2017 and $19,349,000 of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Spectrum LifeSciences, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our reported dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 22, 2018

(d) Changes in Internal Control Over Financial Reporting

We acquired Spectrum in August 2017. The financial results of Spectrum are included in our consolidated financial statements as of December 31, 2017 and for the year then ended and represented approximately $35,641,000 of our total assets as of December 31, 2017 and $19,394,000 of revenues from the date of acquisition through December 31, 2017. As this acquisition occurred during the second half of 2017, the scope of our assessment of our internal control over financial reporting does not include Spectrum. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Except as otherwise described above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following documents are filed as part of this Annual Report on Form 10-K:

(a) (1) Financial Statements:

The financial statements required by this item are submitted in a separate section beginning on page 47 of this Report, as follows:

(a) (2) Financial Statement Schedules:

None.

(a) (3) Exhibits:

The Exhibits which are filed as part of this Annual Report or which are incorporated by reference are set forth in the Exhibit Index hereto.

EXHIBIT INDEX

Exhibit Number	Document Description
2.1	Agreement and Plan of Merger and Reorganization, dated June 22, 2017, by and among Repligen Corporation, Top Hat, Inc., Swing Time, LLC, Spectrum, Inc., and Roy T. Eddleman (filed as Exhibit 2.1 to Repligen Corporation’s Current Report on Form 8-K filed on June 23, 2017 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation dated June 30, 1992, as amended September 17, 1999 and May 16, 2014 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference) (SEC File No. 000-14656).

3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 23, 2017 and incorporated herein by reference).
4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference) (SEC File No. 000-14656).

4.2	Base Indenture, dated as of May 24, 2016, by and between Repligen Corporation and Wilmington Trust, National Association (filed as Exhibit 4.1 to Repligen Corporation’s Current Report on 8-K filed on May 24, 2016).

Exhibit Number	Document Description

4.3	First Supplemental Indenture, dated as of May 24, 2016, by and between Repligen Corporation and Wilmington Trust, National Association (filed as Exhibit 4.2 to Repligen Corporation’s Current Report on 8-K filed on May 24, 2016).

4.4	Form of 2.125% Convertible Senior Note due 2012 (included in Exhibit 4.2).

4.5	Stockholder Agreement, dated June 22, 2017, by and between Repligen Corporation and Roy T. Eddleman (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on June 23, 2017 and incorporate herein by reference).

10.1*	Repligen Executive Incentive Compensation Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on form 8-K filed on December 14, 2005 and incorporated herein by reference).

10.2*	The Second Amended and Restated 2001 Repligen Corporation Stock Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on September 18, 2008 and incorporated herein by reference).

10.3.1*	The Amended and Restated 2001 Repligen Corporation Stock Option Plan, Form of Incentive Stock Option Agreement (filed as Exhibit 10.14 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.3.2*	The Amended and Restated 2001 Repligen Corporation Stock Plan, Form of Restricted Stock Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on January 9, 2006 and incorporated herein by reference).

10.4	Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 and incorporated herein by reference) (SEC File No. 000-14656).

10.5#	Strategic Supplier Alliance Agreement dated January 28, 2010 by and between Repligen Corporation and GE Healthcare Bio-Sciences AB (filed as Exhibit 10.17 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2010 and incorporated herein by reference).

10.6+	Strategic Supplier Alliance Agreement, by and between GE Healthcare Bio-Sciences AB and Repligen Corporation, dated as of January 28, 2010, as amended on February 23, 2016 (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference).

10.7+	Strategic Supplier Alliance Agreement – Contract Manufacturing, by and between GE Healthcare Bio-Sciences AB and Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB), dated as of July 7, 2011, as amended on February 23, 2016 (filed as Exhibit 10.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference).

10.8	First Amendment to Lease, dated July 5, 2011, by and between Repligen Corporation and TC Saracen, LLC (filed as Exhibit 10.1 to Repligen’s Current Report on Form 8-K filed on July 8, 2011 and incorporated herein by reference).

10.9	Lease Between Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB) as Tenant and i-parken i Lund AB as Landlord, St. Lars Vag 47, 220 09 Lund, Sweden (filed as Exhibit 10.18 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.10#	Amendment No. 1 to Strategic Supplier Alliance Agreement, by and between GE Healthcare Bio-Sciences AB and Repligen Corporation, dated as of October 27, 2011 (filed as Exhibit 10.19 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

Exhibit Number	Document Description

10.11#	Strategic Supplier Alliance Agreement – Contract Manufacturing, by and between GE Healthcare Bio-Sciences AB and Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB), dated as of July 7, 2011 (filed as Exhibit 10.20 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.12#	Amendment to Strategic Supply Alliance Agreement, by and between GE Healthcare Bio-Sciences AB and Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB), dated as of October 27, 2011 (filed as Exhibit 10.21 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.13*	Repligen Corporation Amended and Restated 2012 Stock Option and Incentive Plan (filed as Exhibit 99.1 to Repligen Corporation’s Form S-8 filed on June 2, 2014 and incorporated herein by reference).

10.14*	Repligen Corporation Non-Employee Directors’ Deferred Compensation Plan. (filed as Exhibit 10.16 to Repligen Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated by reference)

10.15#	Asset Purchase Agreement, dated January 21, 2014, by and between Repligen Corporation and BioMarin Pharmaceutical Inc. (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

10.16#	Asset Purchase Agreement, dated as of June 2, 2014, by and among Repligen Corporation, Refine Technology, LLC, Jerry Shevitz, certain members of Refine Technology, LLC, Refine Technology Sales LLC, and Refine Technology Sales Asia Pte. Ltd. (filed as Exhibit 10.3 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).

10.17	Stock Purchase Agreement, dated December 14, 2016, by and among Repligen Corporation, Novasep Process SAS and John Connors (filed as Exhibit 2.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 15, 2016 and incorporated herein by reference).

10.18	Fourth Amendment to Lease, dated March 26, 2014, by and between Repligen Corporation and Centerpoint Acquisitions LLC (filed as Exhibit 10.3 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

10.19*	Letter Agreement, dated as of April 7, 2014, by and between Repligen Corporation and Tony J. Hunt (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 6, 2014 and incorporated herein by reference).

10.20*	Letter Agreement, dated as of June 10, 2014, by and between Repligen Corporation and Jon K. Snodgres (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on July 15, 2014 and incorporated herein by reference).

10.21*	Employment Agreement, dated as of February 26, 2015, by and between Repligen Corporation and Tony J. Hunt (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K/A filed on March 2, 2015 and incorporated herein by reference).

10.22*	Amended and Restated Transitional Services and Separation Agreement, dated August 31, 2016, by and between Repligen and James R. Rusche, Ph.D. (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on September 2, 2016 and incorporated herein by reference).

10.23*	Repligen Corporation Amended and Restated Non-Employee Directors’ Compensation Policy (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference).

Exhibit Number	Document Description

10.24	Form of Indemnification Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 12, 2016 and incorporated herein by reference).

10.25*	Transitional Services and Separation Agreement, dated as of November 20, 2017, by and between Repligen Corporation and Howard Benjamin (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on November 22, 2017 and incorporated herein by reference).

10.26	Lease Agreement, dated February 6, 2018, by and between Repligen Corporation and U.S. REIF 111 Locke Drive Massachusetts, LLC (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on February 8, 2018 and incorporated herein by reference).

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.

24.1+	Power of Attorney (included on signature page).

31.1+	Rule 13a-14(a)/15d-14(a) Certification.

31.2+	Rule 13a-14(a)/15d-14(a) Certification.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Repligen Corporation on Form 10-K for the fiscal year ended December 31, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

#	Confidential treatment obtained as to certain portions.
*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

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

REPLIGEN CORPORATION

Date: February 22, 2018	By:	/S/ TONY J. HUNT
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

Signature	Title	Date

/S/ TONY J. HUNT Tony J. Hunt	President, Chief Executive Officer and Director (Principal executive officer)	February 22, 2018

/S/ JON K. SNODGRES Jon K. Snodgres	Chief Financial Officer (Principal financial and accounting officer)	February 22, 2018

/S/ KAREN DAWES Karen Dawes	Chairperson of the Board	February 22, 2018

/S/ NICOLAS M. BARTHELEMY Nicolas M. Barthelemy	Director	February 22, 2018

/S/ GLENN L. COOPER Glenn L. Cooper, M.D.	Director	February 22, 2018

/S/ JOHN G. COX John G. Cox	Director	February 22, 2018

/S/ GLENN P. MUIR Glenn P. Muir	Director	February 22, 2018

/S/ THOMAS F. RYAN, JR. Thomas F. Ryan, Jr.	Director	February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Repligen Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Repligen Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002

Boston, Massachusetts

February 22, 2018

REPLIGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$173,759	$122,233
Marketable securities	—	19,547
Accounts receivable, less reserve for doubtful accounts of $58 and $23, respectively	27,585	15,194
Royalties and other receivables	153	839
Inventories, net	39,004	24,696
Prepaid expenses and other current assets	2,281	1,644

Total current assets	242,782	184,153
Property, plant and equipment, net	22,417	14,956
Intangible assets, net	144,753	29,806
Goodwill	327,333	59,548
Restricted cash	—	450
Other assets	6,234	—

Total assets	$743,519	$288,913

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,282	$5,061
Accrued liabilities	17,929	16,014

Total current liabilities	25,211	21,075
Convertible senior notes, net	99,250	95,272
Deferred tax liabilities	25,167	2,103
Other long-term liabilities	2,343	1,699
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 43,587,079 shares at December 31, 2017 and 33,844,074 shares at December 31, 2016 issued and outstanding	436	338
Additional paid-in capital	628,983	242,036
Accumulated other comprehensive loss	(6,363)	(13,749)
Accumulated deficit	(31,508)	(59,861)

Total stockholders’ equity	591,548	168,764

Total liabilities and stockholders’ equity	$743,519	$288,913

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share and per share data)	Years ended December 31,
	2017	2016	2015
Revenue:
Product revenue	$141,089	$104,441	$83,537
Royalty and other revenue	147	100	—

Total revenue	141,236	104,541	83,537
Operating expenses:
Cost of product revenue	67,050	47,117	35,251
Research and development	8,672	7,355	5,740
Selling, general and administrative	51,509	30,853	24,699
Contingent consideration – fair value adjustments	—	3,242	4,083

Total operating expenses	127,231	88,567	69,773

Income from operations	14,005	15,974	13,764
Investment income	371	346	136
Interest expense	(6,441)	(3,768)	(32)
Other income (expense)	(687)	(860)	(445)

Income before income taxes	7,248	11,692	13,423
Income tax provision (benefit)	(21,105)	11	4,078

Net income	$28,353	$11,681	$9,345

Earnings per share:
Basic	$0.74	$0.35	$0.28

Diluted	$0.72	$0.34	$0.28

Weighted average shares outstanding:
Basic	38,233,527	33,572,883	32,881,940

Diluted	39,150,374	34,098,898	33,577,091

Other comprehensive income:
Unrealized gain (loss) on investments	5	6	22
Foreign currency translation gain (loss)	7,381	(5,189)	(2,815)

Comprehensive income	$35,739	$6,498	$6,552

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
	Number of Shares	Amount
Balance, December 31, 2014	32,774,374	$328	$198,064	$(5,773)	$(80,887)	$111,732

Net income					9,345	9,345
Unrealized gain on investments				22		22
Foreign currency translation adjustment, net				(2,815)		(2,815)
Share-based compensation expense			3,598			3,598
Exercise of stock options and vesting of restricted stock	174,979	1	865			866

Balance, December 31, 2015	32,949,353	$329	$202,527	$(8,566)	$(71,542)	$122,748

Net income					11,681	11,681
Unrealized gain on investments				6		6
Shares issued in acquisition	538,700	5	14,130			14,135
Payment of contingent consideration in stock	34,803	—	875			875
Conversion option of convertible notes, net of issuance costs of $639,000			18,072			18,072
Foreign currency translation adjustment, net				(5,189)		(5,189)
Share-based compensation expense			4,595			4,595
Exercise of stock options and vesting of restricted stock	321,218	4	1,837			1,841

Balance, December 31, 2016	33,844,074	$338	$242,036	$(13,749)	$(59,861)	$168,764

Net income					28,353	28,353
Unrealized gain on investments				5		5
Shares issued in acquisition	6,153,995	62	247,513			247,575
Payment of contingent consideration in stock	30,756	1	1,062			1,063
Proceeds from issuance of common stock, net of issuance costs of $8,691,000	3,228,069	32	129,277			129,309
Foreign currency translation adjustment, net				7,381		7,381
Share-based compensation expense			6,747			6,747
Exercise of stock options and vesting of restricted stock	330,185	3	2,348			2,351

Balance, December 31, 2017	43,587,079	$436	$628,983	$(6,363)	$(31,508)	$591,548

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income:	$28,353	$11,681	$9,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,507	5,334	4,594
Non-cash interest expense	3,977	2,274	—
Stock-based compensation expense	6,747	4,595	3,598
Deferred tax benefit	(24,679)	(4,092)	(118)
Loss on revaluation of contingent consideration	—	3,242	4,083
Gain on sale of fixed assets	—	(15)	—
Loss on disposal of assets	64	7	1
Changes in assets and liabilities:
Accounts receivable	(6,888)	(3,222)	(3,729)
Royalties and other receivables	644	(652)	158
Inventories	605	(6,163)	(6,149)
Prepaid expenses and other assets	(1,304)	612	(277)
Accounts payable	807	(1,802)	3,024
Accrued liabilities	(1,993)	(4,038)	(1,592)
Long-term liabilities	611	(240)	2,115

Net cash provided by operating activities	17,451	7,521	15,053

Cash flows from investing activities:
Purchases of marketable securities	(47)	(23,700)	(20,168)
Redemptions of marketable securities	19,600	23,400	27,587
Acquisition of assets of Spectrum, Inc., net of cash acquired	(112,795)	—	—
Acquisition of assets of Atoll GmbH, net of cash acquired	—	(8,767)	—
Acquisition of assets of TangenX Technology Corporation, net of cash acquired	—	(35,847)	—
Decrease of restricted cash	450	—	—
Proceeds from sale of fixed assets	—	45	—
Purchases of property, plant and equipment	(5,454)	(4,325)	(2,628)

Net cash provided by (used in) investing activities	(98,246)	(49,194)	4,791

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes, net of issuance costs	—	111,070	—
Proceeds from issuance of common stock, net of issuance costs	129,309	—	—
Exercise of stock options	2,351	1,841	866
Payments of contingent consideration	(1,715)	(798)	(99)

Net cash provided by financing activities	129,945	112,113	767

Effect of exchange rate changes on cash and cash equivalents	2,376	(2,299)	(1,882)

Net increase (decrease) in cash and cash equivalents	51,526	68,141	18,729
Cash and cash equivalents, beginning of period	122,233	54,092	35,363

Cash and cash equivalents, end of period	$173,759	$122,233	$54,092

Supplemental information:
Income taxes paid	$4,021	$3,993	$4,948

Interest paid	$2,444	$1,222	$—

Payment of contingent consideration in common stock	$1,063	$875	$—

Common stock tendered for acquisition of Spectrum, Inc.	$247,575	$—	$—

Common stock tendered for acquisition of Atoll GmbH	$—	$14,135	$—

	Years ended December 31,
	2017	2016	2015
Business Acquisitions:
Fair value of tangible assets acquired	$19,709	$1,420	$—
Fair value of accounts receivable	5,075	1,267	—
Fair value of other assets	1,718	183	—
Liabilities assumed	(7,698)	(3,662)	—
Fair value of stock issued	(247,575)	(14,135)	—
Cost in excess of fair value of assets acquired (Goodwill)	265,519	46,505	—
Acquired identifiable intangible assets	120,080	19,829	—
Deferred tax liabilities, net	(43,608)	(5,841)	—

	113,220	45,566	—
Less accrued contingent consideration	—	(952)	—
Less working capital adjustment	(425)	—	—

Net cash paid for business acquisitions	$112,795	$44,614	$—

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

Repligen Corporation (NASDAQ:RGEN) is a bioprocessing company focused on the development, manufacture and commercialization of highly innovative products used to improve the interconnected phases of the biological drug manufacturing process. The Company’s portfolio includes protein products (Protein A affinity ligands, cell culture growth factors), chromatography products (OPUS pre-packed columns, chromatography resins, ELISA kits), and filtration products (XCell ATF Systems, Sius TFF cassettes, KrosFlo filters, modules and systems). The Company’s bioprocessing products are sold to major life sciences companies, biopharmaceutical development companies and contract manufacturing organizations worldwide. The Protein A ligands and growth factor products that the Company manufactures are components of chromatography resins and cell culture media, respectively.

The Company is the leading manufacturer of Protein A ligands, a critical component of Protein A resins that are the industry standard for downstream separation and purification of monoclonal antibody-based therapeutics. The Company’s growth factors are used in upstream processes to accelerate cell growth and productivity in a bioreactor. The Company’s innovative line of OPUS chromatography columns, used in downstream processes for bench-scale through clinical-scale purification needs, are delivered pre-packed with its customers’ choice of resin and volume. The Company’s XCell ATF Systems, available in stainless steel and single-use configurations, continuously eliminate waste from a bioreactor, to accelerate and increase productivity in upstream processes. Single-use Sius TFF cassettes and hardware are used for biologic drug concentration in downstream processes. KrosFlo filters and systems are used in the filtration, isolation, purification and concentration of biologics. Repligen’s corporate headquarters are in Waltham, Massachusetts (USA) and its manufacturing facilities are located in Waltham, Massachusetts; Shrewsbury, Massachusetts; Rancho Dominguez, California; Las Vegas, Nevada; Houston, Texas; Irving, Texas; Lund, Sweden; and Weingarten, Germany.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Repligen Sweden AB, Repligen GmbH, Spectrum LifeSciences LLC and its subsidiaries (“Spectrum,” acquired on August 1, 2017), TangenX Technology Corporation (“TangenX,” acquired on December 14, 2016 and merged into and with the Company as of June 30, 2017) and Repligen Singapore Pte. Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents and Marketable Securities

At December 31, 2016, the Company’s investments included money market funds and short-term marketable securities. There were no such investments as of December 31, 2017. Short-term marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are securities with maturities of greater than one year at the original date of purchase.

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

There were no realized gains or losses on the investments for the fiscal years ended December 31, 2017, 2016 and 2015.

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

The Company’s fixed income investments were historically comprised of obligations of U.S. government agencies, corporate debt securities and other interest bearing securities. These investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. The Company validates the prices provided by third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of December 31, 2017.

As of December 31, 2017, the Company had no assets or liabilities for which fair value measurement is either required or has been elected to be applied.

As of December 31, 2016, the Company had accrued liabilities with a fair value of $6,119,000 related to contingent consideration in connection with the Refine and Atoll business combinations. The contingent consideration related to Refine was based on actual 2016 revenues. The contingent consideration related to Atoll was based on meeting revenue growth targets in 2016. These valuations were Level 3 valuations, as the primary inputs are unobservable. All contingent consideration liabilities were paid in the first quarter of 2017.

The following table provides a rollforward of the fair value of contingent consideration (in thousands):

Balance at December 31, 2016	$6,119
Payments	(6,119)

Balance at December 31, 2017	$—

In May 2016, the Company issued $115 million aggregate principal amount of the Notes due June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2016. As of December 31, 2017, the carrying value of the Notes was $99.3 million, net of unamortized discount, and the fair value of the Notes was approximately $149.5 million. The fair value of the Notes is a Level 1 valuation and was determined based on the most recent trade activity of the Notes as of December 31, 2017. The Notes are discussed in more detail in Note 10, “Convertible Senior Notes.”

There were no remeasurements to fair value during the year ended December 31, 2017 of financial assets and liabilities that are not measured at fair value on a recurring basis.

Inventories

Inventories relate to the Company’s bioprocessing business. The Company values inventory at cost or, if lower, net realizable value, using the first-in, first-out method. The Company reviews its inventories at least quarterly and records a provision for excess and obsolete inventory based on its estimates of expected sales volume, production capacity and expiration dates of raw materials, work-in-process and finished products. Expected sales volumes are determined based on supply forecasts provided by key customers for the next 3 to 12 months. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of product revenue. Manufacturing of bioprocessing finished goods is done to order and tested for quality specifications prior to shipment. Reserves for excess and obsolete inventory were $455,000 and $435,000 as of December 31, 2017 and 2016, respectively. The reserve balance at December 31, 2017 and 2016 is sufficient to cover excess or obsolete inventory for the consolidated Company.

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead.

Inventories consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Raw Materials	$22,351	$14,954
Work-in-process	4,083	2,789
Finished products	12,570	6,953

Total	$39,004	$24,696

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

Property, Plant & Equipment

Property, Plant & Equipment is recorded at cost less allowances for depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the asset as follows:

Classification	Estimated Useful Life
Buildings	Thirty years
Leasehold improvements	Shorter of the term of the lease or estimated useful life
Equipment	Three to twelve years
Furniture and fixtures	Three to eight years

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options and warrants. Under the treasury stock method, unexercised “in-the-money” stock options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting are considered participating securities and are included in the calculation of basic and diluted earnings per share. There are no such participating securities as of December 31, 2017.

A reconciliation of basic and diluted share amounts is as follows:

	Years ended December 31,
	2017	2016	2015
Numerator:
Net income	$28,353,000	$11,681,000	$9,345,000
Denominator:
Basic weighted average common shares outstanding	38,233,527	33,572,883	32,881,940
Effect of dilutive securities:
Stock options and restricted stock awards	441,924	526,015	695,151
Convertible senior notes	474,923	—	—

Diluted weighted average common shares outstanding	39,150,374	34,098,898	33,577,091

Basic net income per common share	$0.74	$0.35	$0.28

Diluted net income per common share	$0.72	$0.34	$0.28

At December 31, 2017, there were outstanding options to purchase 734,940 shares of the Company’s common stock at a weighted average exercise price of $20.80 per share and 505,235 shares of common stock issuable upon the vesting of restricted stock units. For the fiscal year ended December 31, 2017, 317,923 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

As provided by the terms of the indenture underlying the senior convertible notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two. The Company currently intends to settle the par value of the Convertible Notes in cash and any excess conversion premium in shares. The Company applies the provisions of ASC 260, Earnings Per Share, Subsection 10-45-44, to determine the diluted weighted average shares outstanding as it relates to the conversion spread on its convertible notes. Accordingly, the par value of the Convertible Notes is not included in the calculation of diluted income per share, but the dilutive effect of the conversion premium is considered in the calculation of diluted net income per share using the treasury stock method. The dilutive impact of the Company’s convertible notes is based on the difference between the Company’s current period average stock price and the conversion price of the convertible notes, provided there is a premium. Pursuant to this accounting standard, there is no dilution from the accreted principal of the Convertible Notes.

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

Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one operating segment and two reporting units. As a result, the financial information disclosed herein represents all of the material financial information related to the Company.

The following table represents product revenues by product line (in thousands):

	December 31, 2017		December 31, 2016		December 31, 2015
Protein products	$53,969		$54,716		$52,938
Filtration products	49,050	(3)	19,774	(1)	15,676
Chromatography products	36,309	(3)	29,520	(2)	14,613
Other	1,761	(3)	431		310

Total product revenues	$141,089		$104,441		$83,537

(1)	2016 revenue for filtration products includes revenue related to TangenX from December 14, 2016 through December 31, 2016.
(2)	2016 revenue for chromatography products includes revenue related to Atoll from April 1, 2016 through December 31, 2016.
(3)	2017 revenue for filtration, chromatography and other products includes revenue related to Spectrum from August 1, 2017 through December 31, 2017.

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

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Years ended December 31,
	2017	2016	2015
United States	43%	39%	28%
Sweden	20%	29%	37%
United Kingdom	4%	7%	17%
Other	33%	25%	18%

Total	100%	100%	100%

The following table represents the Company’s total assets by geographic area (in thousands):

	December 31, 2017	December 31, 2016
United States	$654,673	$209,728
Europe	85,169	79,145
Asia	3,677	40

Total	$743,519	$288,913

The following table represents the Company’s long-lived assets by geographic area (in thousands):

	December 31, 2017	December 31, 2016
United States	$465,453	$77,039
Europe	34,430	27,721
Asia	854	—

Total	$500,737	$104,760

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings and credit exposure to any one issue, issuer (with the exception of U.S. treasury obligations) and type of instrument is limited. At December 31, 2017 and 2016, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Years ended December 31,
	2017	2016	2015
GE Healthcare	21%	29%	37%
MilliporeSigma	18%	28%	29%

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable and royalties and other receivable balances are as follows:

	December 31, 2017	December 31, 2016
GE Healthcare	11%	26%
MilliporeSigma	19%	8%

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

Goodwill

Goodwill is not amortized and is reviewed for impairment at least annually. There was no evidence of impairment to goodwill at December 31, 2017 and 2016. There were no goodwill impairment charges during the fiscal years ended December 31, 2017, 2016 and 2015.

Intangible Assets

Intangible assets are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within cost of product revenue and selling, general and administrative expense in the statements of operations. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at December 31, 2017.

Intangible assets consisted of the following at December 31, 2017 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$51,801	$(3,201)	19
Patents	240	(238)	8
Customer relationships	102,120	(9,636)	14
Trademarks – definite lived	2,160	(47)	20
Trademarks – indefinite lived	700	—	—
Other intangibles	1,063	(209)	3

Total intangible assets	$158,084	$(13,331)	16

Intangible assets consisted of the following at December 31, 2016 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$12,911	$(1,468)	17
Patents	240	(208)	8
Customer relationships	22,555	(4,995)	11
Trademark/ tradename	711	—	—
Other intangibles	84	(24)	2

Total intangible assets	$36,501	$(6,695)	13

Amortization expense for amortized intangible assets was approximately $6,215,000, $2,052,000 and $1,600,000 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the Company expects to record the following amortization expense (in thousands):

Year Ending	Amortization Expense
December 31, 2018	$10,633
December 31, 2019	10,578
December 31, 2020	9,894
December 31, 2021	9,376
December 31, 2022	9,374

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

Estimated forfeiture rates – The Company has applied, based on an analysis of its historical forfeitures, annual forfeiture rates of 8% for awards granted to non-executive level employees, 3% for awards granted to executive level employees and 0% for awards granted to non-employee members of the Board of Directors to all unvested stock options as of December 31, 2017. The Company reevaluates this analysis periodically and adjusts these estimated forfeiture rates as necessary. Ultimately, the Company will only recognize expense for those shares that vest.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The adoption of this ASU will include updates as provided under ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”; ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The Company intends to adopt the provisions of Topic 606 using the modified retrospective method effective January 1, 2018. The Company has completed its assessment of the impact of the new revenue standard on its current contracts of all principal revenue streams and has determined that the new standard will not have a material impact on its consolidated financial statements. The Company will modify its accounting policies and procedures beginning in the first quarter of 2018 related to variable pricing and material rights in certain of its contracts. The Company will not require significant changes to its business processes, systems and controls to comply with this new standard.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires inventory be measured at the lower of cost and net realizable value, and options that currently exist for market value be eliminated. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective prospectively for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. The adoption of ASU 2015-11 did not have a material impact on its consolidated financial statements, as it does not measure any inventory at market value.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which aims to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification of certain items on the statement of cash flows and accounting for forfeitures. The ASU is effective for public entities for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted the provisions of this ASU as of January 1, 2017. As a result of this standard, the Company increased its U.S. federal and state net operating loss carryovers by approximately $5.1 million for previously unrecognized excess tax benefits outstanding as of January 1, 2017. Since the Company maintained a full valuation allowance on its net U.S. deferred tax assets as of the adoption date, the Company recorded a corresponding increase to the valuation allowance and the impact of adopting ASU 2016-09 on retained earnings is zero.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires that the statement of cash flows explain the change during the period in the total cash, which is inclusive of cash and cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. The ASU is effective for the Company on January 1, 2018 with early adoption permitted. The Company intends to adopt the ASU on January 1, 2018. Upon adoption, the ASU requires retrospective application. Beginning in 2018, the Company will include $450,000 of restricted cash with total cash and cash equivalents in its 2016 and 2017 cash flow statements.

3.	Acquisitions, Goodwill and Other Intangible Assets

Acquisitions

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

The Spectrum Acquisition was accounted for as a purchase of a business under ASC 805, Business Combinations. The Spectrum Acquisition was funded through payment of approximately $122.9 million in cash, 6,153,995 unregistered shares of the Company’s common stock totaling $247.6 million and a working capital adjustment of $425,000 for a total purchase price of $370.9 million.

Consideration Transferred

The Company accounted for the Spectrum Acquisition as a purchase of a business under U.S. GAAP. Under the acquisition method of accounting, the assets of Spectrum were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net assets acquired was approximately $370.9 million.

The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable; however, actual results may differ from these estimates.

The total consideration transferred follows (in thousands):

Cash consideration	$122,932
Equity consideration	247,575
Working capital adjustment	425

Net assets acquired	$370,932

Acquisition-related costs are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. The Company has incurred $7,060,000 in costs related to the Spectrum Acquisition for the year ended December 31, 2017. These costs are primarily included in selling, general and administrative expenses in the consolidated statements of operations.

Fair Value of Net Assets Acquired

The allocation of purchase price was based on the fair value of assets acquired and liabilities assumed as of August 1, 2017, based on the preliminary valuation. The components and allocation of the purchase price consists of the following amounts (in thousands):

Cash and cash equivalents	$10,137
Accounts receivable	5,075
Inventory	13,705
Prepaid expenses and other assets	616
Fixed assets	6,004
Deferred tax assets	1,102
Customer relationships	78,400
Developed technology	38,560
Trademark and tradename	2,160
Non-competition agreements	960
Goodwill	265,519
Accounts payable	(1,335)
Unrecognized tax benefit	(576)
Accrued liabilities	(5,787)
Deferred tax liabilities	(43,608)

Fair value of net assets acquired	$370,932

Of the consideration paid, $78.4 million represents the fair value of customer relationships that will be amortized over the weighted average determined useful life of 15 years, and $38.6 million represents the fair value of developed technology that will be amortized over a determined useful life of 20 years. $960,000 represents the fair value of non-competition agreements that will be amortized over a determined life of 3 years. $2.2 million represents the fair value of trademarks that will be amortized over a determined life of 2 to 20 years. The aforementioned intangible assets will be amortized on a straight-line basis.

The goodwill of $265.5 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. None of the goodwill recorded is expected to be deductible for income tax purposes.

The purchase price allocation may be subject to adjustment as purchase accounting is preliminary as of December 31, 2017 related to inventory valuation, and accordingly, the fair value of inventory acquired may be subject to change.

Revenue, Net Income and Pro Forma Presentation

The Company recorded revenue from Spectrum of $19,394,000 from August 1, 2017 through December 31, 2017. The Company has included the operating results of Spectrum in its consolidated statements of operations since the August 1, 2017 acquisition date. The following table presents unaudited supplemental pro forma information as if both the Spectrum Acquisition had occurred as of January 1, 2016 and the TangenX Acquisition had occurred as of January 1, 2015 (in thousands, except per share data):

	December 31, 2017	December 31, 2016
Total revenue	162,913	145,994
Net income (loss)	17,220	(12,656)
Earnings (loss) per share:
Basic	$0.41	$(0.32)

Diluted	$0.40	$(0.32)

The unaudited pro forma information for the years ended December 31, 2017 and 2016 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. Unaudited pro forma net income for year ended December 31, 2017 was adjusted to exclude acquisition-related transaction costs, nonrecurring expenses related to the fair value adjustments associated with the acquisition and income tax benefits resulting from the acquisition. In addition, the unaudited pro forma net income for the year ended December 31, 2017 was adjusted to include incremental amortization of intangible assets. These items have been factored to the unaudited pro forma net income for the year ended December 31, 2017. The unaudited pro forma net loss for the year ended December 31, 2016 was adjusted to include acquisition-related transaction costs, expenses related to the fair value adjustments, amortization of intangible assets, and income tax benefits resulting from the acquisition.

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

Acquisition related costs are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. The Company incurred transaction costs of $431,000 in the year ended December 31, 2017 and $935,000 in the year ended December 31, 2016 related to the TangenX Acquisition. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of operations.

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

The fair value of contingent consideration was determined based upon a probability weighted analysis of expected future milestone and settlement payments to be made to the Seller. The Company could make a contingent consideration payment of $1.1 million if specific revenue growth targets are met for 2016. The liability for contingent consideration was included in current liabilities on the consolidated balance sheets. Because the contingent consideration related only to 2016 sales growth, no further remeasurement of this liability was required as of December 31, 2016. See Note 9 – Accrued Liabilities for further details.

Acquisition related costs are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. The Company incurred $1,307,000 in transaction costs related to the Atoll Acquisition. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of operations.

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

Goodwill

The changes in the carrying value of goodwill for the year ended December 31, 2017 is as follows (in thousands):

Balance at December 31, 2016	$59,548
Goodwill adjustments arising from the TangenX Acquisition	85
Goodwill arising from the Spectrum Acquisition	265,519
Foreign currency adjustments on goodwill from the Atoll Acquisition	2,181

Balance at December 31, 2017	$327,333

Other Intangible Assets

Intangible assets, except for the ATF tradename, are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within selling, general and administrative expense in the Company’s statements of comprehensive income. The ATF tradename are not amortized. The Company reviews its indefinite-lived intangible assets not subject to amortization to determine if adverse conditions exist or a change in circumstances exists that would indicate an impairment. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at December 31, 2017.

4.	Income Taxes

Income tax data for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
The components of income from operations before income taxes are as follows:
Domestic	$(6,709)	$(4,882)	$(2,490)
Foreign	13,957	16,574	15,913

Total	$7,248	$11,692	$13,423

The current and deferred components of the provision for income taxes on operations are as follows:
Current	$3,624	$4,077	$3,745
Deferred	(24,729)	(4,066)	333

Total	$(21,105)	$11	$4,078

The jurisdictional components of the provision for income taxes on operations are as follows:
Federal	$(24,012)	$(3,809)	$295
State	(438)	(207)	276
Foreign	3,345	4,027	3,507

Total	$(21,105)	$11	$4,078

At December 31, 2017, the Company had net operating loss carryforwards of approximately $19,652,000 in the U.S., net operating loss carryforwards of approximately €603,000 (approximately $722,000) in Germany, federal business tax credit carryforwards of $297,000 and state business tax credit carryforwards of approximately $99,000 available to reduce future domestic income taxes, if any. The net operating loss and business tax credits carryforwards will continue to expire at various dates through December 2037. The net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

	December 31, 2017	December 31, 2016
Deferred tax assets:
Temporary timing differences:
Stock compensation	$1,662	$1,722
Contingent consideration	2,196	3,333
Other	1,704	1,895

Total temporary timing differences	5,562	6,950
Net operating loss carryforwards	4,361	12,284
Tax business credits carryforwards	1,265	2,036

Total deferred tax assets	11,188	21,270
Valuation allowance	(6)	(9,979)

Net deferred tax assets	$11,182	$11,291
Deferred tax liabilities:
Goodwill and intangible assets	$(33,166)	$(7,346)
Conversion option on convertible notes	(3,183)	(6,048)

Total deferred tax liabilities	$(36,349)	$(13,394)

Net deferred tax liabilities	$(25,167)	$(2,103)

The net change in the total valuation allowance was a decrease of $9,973,000 in the year ended December 31, 2017 and consisted of the following changes. During the first quarter of 2017 the Company adopted ASU 2016-09. ASU 2016-09 states that previously unrecognized excess tax benefits related to stock based compensation should be recognized on a modified retrospective basis. As such, the Company increased its U.S. federal and state net operating loss carryovers by approximately $5,100,000 as of January 1, 2017 for previously unrecognized stock based compensation excess tax benefits outstanding as of the beginning of the period. Because the Company maintained a full valuation allowance on its U.S. deferred tax assets at that date, the Company recorded a corresponding increase to the valuation allowance as of January 1, 2017. During the second quarter of 2017, the Company agreed to sell certain intellectual property to Repligen Sweden AB that allowed for the Company to utilize certain of its U.S. deferred tax assets. Accordingly, the Company reduced its valuation allowance on its U.S. deferred tax assets by approximately $9,200,000. Additionally, in conjunction with the Spectrum Acquisition, the Company determined that its U.S. deferred tax assets were more likely than not to be realized after considering deferred tax liabilities related to the acquired intangible assets. Accordingly, the Company reduced its valuation allowance on its U.S. deferred tax assets by $5,872,000. The valuation allowance decreased by $8,535,000 for the year ended December 31, 2016 and increased by $1,216,000 for the year ended December 31, 2015. As of December 31, 2017, the Company believes that realization of its deferred tax assets related to capital loss carryovers is not more likely than not, and the Company continues to maintain its valuation allowance against those U.S. deferred tax assets.

The reconciliation of the federal statutory rate to the effective income tax rate for the fiscal years ended December 31, 2017, 2016 and 2015 is as follows (amounts in thousands):

	Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
Income before income taxes	$7,248		$11,692		$13,423

Expected tax at statutory rate	2,537	35.0%	3,975	34.0%	4,564	34.0%
Adjustments due to:
Difference between U.S. and foreign tax	(1,797)	(24.8%)	(2,031)	(17.4%)	(1,910)	(14.2%)
State income and franchise taxes	(307)	(4.2%)	(326)	(2.8%)	563	4.2%
Business tax credits	(7,708)	(9.8%)	(236)	(2.0%)	(115)	(0.9%)
Permanent differences:
Stock compensation	(946)	(13.1%)	31	0.3%	348	2.6%
Transaction costs	1,232	17.0%	156	1.3%	—	—
Other	470	6.4%	380	3.2%	(230)	(1.7%)
Change in U.S. federal tax rates	(12,839)	(177.2%)	—	—	—	—
Transition tax	3,266	45.1%	—	—	—	—
Change in valuation allowance	(12,164)	(167.8%)	(1,981)	(16.9%)	1,216	9.1%
Other	(151)	(2.1%)	43	0.4%	(358)	(2.7%)

Provision for income taxes	$(21,105)	(291.2%)	$11	0.1%	$4,078	30.4%

The Company’s tax returns are subject to examination by federal, state and international taxing authorities for the following periods:

Jurisdiction	Fiscal years subject to examination
United States – federal and state	2014-2017
Sweden	2011-2017
Germany	2016-2017
Netherlands	2012-2017

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

Unrecognized tax benefits at January 1, 2017	1,407
Gross increases – tax positions in prior period	679
Gross increases – tax positions in current period	199
Gross decreases – release	(479)

Unrecognized tax benefits at December 31, 2017	$1,806

Included in the balance of unrecognized tax benefits as of December 31, 2017 are $1,806,000, of tax benefits that, if recognized, would affect the effective tax rate.

At December 31, 2017, the Company has not provided for U.S. income taxes or foreign withholding taxes on outside basis differences of foreign subsidiaries of approximately $53,747,000 as it is the Company’s current intention to permanently reinvest these earnings outside the U.S.

On December 22, 2017, President Trump signed into law H.R. 1/Public Law No. 115-97, the tax legislation commonly known as the Tax Cuts and Jobs Act (the “Act”). The Act made significant changes to federal tax law, including, but not limited to, a reduction in the federal income tax rate from 35% to 21%, taxation of certain global intangible low-taxed income, allowing for immediate expensing of qualified assets, stricter limits on deductions for interest and certain executive compensation, and a one-time transition tax on previously deferred earnings of certain foreign subsidiaries. Due to the complexities involved in accounting for the enactment of the Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows a registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Under the SAB 118 guidance, we have determined that our accounting for the following items is incomplete where noted, we are able to make reasonable estimates for certain effects of tax reform and therefore have recorded provisional amounts.

The Act lowered the Company’s U.S. statutory federal tax rate from 35% to 21% effective January 1, 2018. The Company recorded a tax benefit of $12,812,000 in the year ended December 31, 2017 for the reduction in its US deferred tax assets and liabilities resulting from the rate change.

The Act also includes a one-time deemed repatriation transition tax whereby entities that are shareholders of a specified foreign corporation must include in gross income the undistributed and previously untaxed post-1986 earnings and profits of the specified foreign corporation. Our provisional amount recorded at December 31, 2017 increased our tax provision by $3,266,000. This amount may change as we refine our calculations of post-1986 earnings and profits for our foreign subsidiaries, as well as the amounts held in cash.

We anticipate that future guidance and interpretations with the respect to the Act will cause us to further adjust the provisional amounts recorded as of December 31, 2017. Any measurement period adjustments will be reported as a component of provision for income taxes in the reporting period the amounts are determined. The final accounting will be completed no later than one year from the enactment of the Act.

5.	Stockholders’ Equity

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

Stock-Based Compensation

The Company recorded stock-based compensation expense of approximately $6,747,000, $4,595,000 and $3,598,000 for the years ended December 31, 2017, 2016 and 2015, respectively, for share-based awards granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”) and the Repligen Corporation 2012 Stock Option and Incentive Plan (the “2012 Plan,” and collectively with the 2001 Plan and the 1992 Repligen Corporation Stock Option Plan, the “Plans”).

The following table presents stock-based compensation expense in the Company’s consolidated statements of operations (in thousands):

	Years ended December 31,
	2017	2016	2015
Cost of product revenue	$704	$341	$213
Research and development	481	537	336
Selling, general and administrative	5,562	3,717	3,049

Total	$6,747	$4,595	$3,598

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

The 2012 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Incentive options granted to employees under the Plans generally vest over a three to five-year period, with 20%-33% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plans generally vest over one year. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At December 31, 2017, options to purchase 734,940 shares and 505,235 restricted stock units were outstanding under the Plans. At December 31, 2017, 1,220,915 shares were available for future grant under the 2012 Plan.

The Company uses the Black-Scholes option pricing model to calculate the fair value of share-based awards on the grant date. The fair value of share-based awards granted during the years ended December 31, 2017, 2016 and 2015 were calculated using the following estimated assumptions:

	2017	2016	2015
Expected term (years)	6.1	6.7 – 7.1	6.6 – 7.2
Volatility	51.48%	50.85 – 51.01%	50.09 – 51.89%
Risk-free interest rate	1.88 – 1.99%	1.51 – 2.37%	1.67 – 2.03%
Expected dividend yield	—	—	—

Information regarding option activity for the year ended December 31, 2017 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	(in thousands) Aggregate Intrinsic Value
Options outstanding at December 31, 2016	882,748	$16.88
Granted	101,844	33.38
Exercised	(215,495)	10.92
Forfeited/cancelled	(34,157)	20.23

Options outstanding at December 31, 2017	734,940	$20.80	6.46	$11,558

Options exercisable at December 31, 2017	420,688	$15.86	5.28	$8,720

Vested and expected to vest at December 31, 2017(1)	727,278	$20.71	6.44	$11,472

(1)	Represents the number of vested options as of December 31, 2017 plus the number of unvested options expected to vest as of December 31, 2017 based on the unvested outstanding options at December 31, 2017 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on December 29, 2017, the last business day of 2017, of $36.28 per share and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was approximately $5,305,000, $5,043,000 and $3,638,000, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $16.94, $14.16 and $16.05, respectively. The total fair value of stock options that vested during the years ended December 31, 2017, 2016 and 2015 was approximately $2,220,000, $1,713,000 and $1,536,000, respectively.

Information regarding restricted stock unit activity for the year ended December 31, 2017 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Remaining Contractual Term (in years)	(in thousands) Aggregate Intrinsic Value
Restricted stock units outstanding at December 31, 2016	353,838
Granted	293,004
Vested	(114,690)
Forfeited/cancelled	(26,917)

Restricted stock units outstanding at December 31, 2017	505,235	2.65	$18,330

Vested and expected to vest at December 31, 2017(1)	466,201	2.40	$16,914

(1)	Represents the number of vested restricted stock units as of December 31, 2017 plus the number of unvested restricted stock units expected to vest as of December 31, 2017 based on the unvested outstanding restricted stock units at December 31, 2017 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (equal to the closing price of the common stock on December 29, 2017, the last business day of 2017, of $36.28 per share, as restricted stock units do not have an exercise price) that would have been received by the restricted stock unit holders had all holders exercised on December 31, 2017. The aggregate intrinsic value of restricted stock units vested during the years ended December 31, 2017, 2016 and 2015 was approximately $4,010,000, $1,671,000 and $1,304,000, respectively.

The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2017, 2016 and 2015 was $26.03, $27.25 and $29.07, respectively. The total fair value of restricted stock units that vested during the years ended December 31, 2017, 2016 and 2015 was approximately $4,010,000, $1,474,000 and $781,000, respectively.

As of December 31, 2017, there was $16,133,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.52 years. The Company expects 772,791 unvested options and restricted stock units to vest over the next five years.

6.	Commitments and Contingencies

Lease Commitments

In 2001, the Company entered into a ten-year lease agreement for approximately 25,000 square feet of space located in Waltham, Massachusetts to be used for its corporate headquarters, manufacturing, research and development, and marketing and administrative operations. In July 2011, the Company amended this agreement to expand the lease to cover approximately 55,694 square feet and to extend the term of the lease by eleven years, which expires on May 31, 2023. In connection with this lease agreement, the Company issued a letter of credit in the amount of $200,000 to the lessor in lieu of a security deposit. The letter of credit is collateralized by a certificate of deposit held by the bank that issued the letter of credit. The certificate of deposit is classified as restricted cash in the accompanying consolidated balance sheets.

In March 2014, the Company entered into an amendment of its existing lease to expand the rented space from 55,694 to 75,594 square feet at 41 Seyon Street, Waltham, Massachusetts. Pursuant to the terms of the amended lease, Repligen leased an additional 19,900 square feet (the “Expansion Space”) for a period of eight years and one month, commencing on August 1, 2014.

The amended lease provides for additional rent expense of approximately $361,000 on an annualized basis. The amended lease also required an increase to the letter of credit from $200,000 to $450,000 and continues to require the Company to pay a proportionate share of certain of the landlord’s annual operating costs and real estate taxes. In 2017, the issuing bank no longer required collateral to secure the letter of credit; as a result, the Company released the funds from restricted cash. Future minimum rental commitments under the amended lease as of December 31, 2017 are $1,371,000 for the years ending December 31, 2018, 2019, 2020 and 2021, respectively and $1,251,000 for the year ended December 31, 2022.

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

The Company leases four adjacent buildings in Lund, Sweden totaling approximately 45,000 square feet of space used primarily for biologics manufacturing and administrative operations. The lease was renewed during 2016 and expires on December 31, 2021. Future minimum rental commitments under the amended lease as of December 31, 2017 are $1,087,000 for the years ending December 31, 2018, 2019, 2020 and 2021, respectively.

Obligations under non-cancelable operating leases, including the facility leases discussed above, as of December 31, 2017 are approximately as follows (in thousands):

Years Ending	Operating Leases
December 31, 2018	3,611
December 31, 2019	3,383
December 31, 2020	3,077
December 31, 2021	2,750
December 31, 2022	1,464
Thereafter	786

Minimum lease payments	$15,071

Rent expense charged to operations under operating leases was approximately $3,367,000, $2,644,000 and $2,619,000 for the fiscal years ended December 31, 2017, 2016 and 2015, respectively. As of December 31,

2017, 2016 and 2015, the Company had deferred rent liabilities of $1,656,000, $1,792,000 and $1,899,000, respectively, related to the escalating rent provisions for the Waltham headquarters and the Company’s facility in Rancho Dominguez, California.

Licensing and Research Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements which require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. The Company recorded research and development expenses associated with license agreements of approximately $161,000, $5,000 and $7,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

In October 2009, the Company entered into an exclusive worldwide commercial license agreement with Families of Spinal Muscular Atrophy (see Note 2). Pursuant to the License Agreement dated December 28, 2012, the Company transferred all rights and obligations related to the FSMA License Agreement to Pfizer. The License Agreement was terminated by Pfizer, effective as of April 26, 2015.

Purchase Orders, Supply Agreements and Other Contractual Obligations

In the normal course of business, the Company has entered into purchase orders and other agreement with manufacturers, distributors and others. Outstanding obligations at December 31, 2017 of approximately $15,512,000 are expected to be completed within one year.

7.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Equipment maintenance and services	$1,091	$586
Prepaid taxes	311	626
Prepaid insurance	594	356
Deferred costs	67	5
Other	218	71

Total	$2,281	$1,644

8.	Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Land	$1,023	$—
Buildings	764	—
Leasehold improvements	15,673	14,592
Equipment	21,904	15,214
Furniture and fixtures	4,272	3,218
Construction in progress	2,581	1,264

Total property, plant and equipment	46,217	34,288
Less: accumulated depreciation	(23,800)	(19,332)

Property, plant and equipment, net	$22,417	$14,956

Depreciation expense totaled approximately $4,237,000, $3,269,000 and $2,996,000 in the fiscal years ended December 31, 2017, 2016 and 2015, respectively.

9.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Employee compensation	$9,560	$5,586
Taxes	1,668	1,692
Royalty and license fees	1,383	248
Contingent consideration	—	6,119
Accrued purchases	1,191	382
Professional fees	947	411
Unearned revenue	960	408
Other accrued expenses	2,220	1,168

Total	$17,929	$16,014

10.	Convertible Senior Notes

The carrying value of the Company’s convertible senior notes is as follows:

	December 31, 2017	December 31, 2016
2.125% Convertible Senior Notes due 2021:
Principal amount	$115,000	$115,000
Unamortized debt discount	(13,395)	(16,777)
Unamortized debt issuance costs	(2,355)	(2,951)

Total convertible senior notes	$99,250	$95,272

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

During the third quarter of 2017, the closing price of the Company’s common stock exceeded 130% of the conversion price of the Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the Notes were convertible at the option of the holders of the Notes during the fourth quarter of 2017 and were classified as a current liability on our September 30, 2017 consolidated balance sheet. Notes with a par value of $11,000 were submitted for conversion in the fourth quarter of 2017; this conversion was settled in the first quarter of 2018. During the fourth quarter of 2017, the closing price of the Company’s common stock did not exceed 130% of the conversion price of the Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the Notes are not convertible in the first quarter of 2018 and are classified as long term liabilities on the Company’s consolidated balance sheet as of December 31, 2017. In the event the closing price conditions are met in a future fiscal quarter, the Notes will be convertible at a holder’s option during the immediately following fiscal quarter. As of December 31, 2017, the if-converted value of the Notes exceeded the aggregate principal amount by approximately $34.5 million.

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

The Notes contain customary terms and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the holders of at least 25% in aggregate principal amount of the outstanding Notes may declare 100% of the principal of, and any accrued and unpaid interest on, all of the Notes to be due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Notes will become due and payable automatically. Notwithstanding the foregoing, the Notes provide that, to the extent the Company elects and for up to 270 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants consist exclusively of the right to receive additional interest on the Notes. The Company is not aware of any events of default, current events or market conditions that would allow holders to call or convert the Notes as of December 31, 2017, except as noted above.

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

Interest expense recognized on the Notes during the year ended December 31, 2017 includes $2,444,000, $3,382,000 and $595,000 for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. Interest expense recognized on the Notes during the year ended December 31, 2016 includes $1,473,000, $1,934,000 and $340,000 for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the Notes is 6.6%, which includes the interest on the Notes, amortization of the debt discount and debt issuance costs. As of December 31, 2017, the carrying value of the Notes was approximately $99.3 million and the fair value of the principal was approximately $149.5 million. The fair value of the Notes was determined based on the most recent trade activity of the Notes as of December 31, 2017.

11.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) consisted of the following for the years ended December 31, 2017 and 2016 (in thousands):

	Unrealized gain (loss) on investments	Foreign currency translation adjustment	Total
Balance as of December 31, 2015	$(11)	$(8,555)	$(8,566)
Other comprehensive income (loss)	6	(5,189)	(5,183)

Balance as of December 31, 2016	(5)	(13,744)	(13,749)
Other comprehensive income (loss)	5	7,381	7,386

Balance as of December 31, 2017	$—	$(6,363)	$(6,363)

12.	Employee Benefit Plans

In the U.S., the Repligen Corporation 401(k) Savings and Retirement Plan (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All U.S. employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to match a portion of the employees’ contributions up to a defined maximum. The match is calculated on a calendar year basis. The Company matched approximately $451,000, $184,000 and $141,000 in the fiscal years ended December 31, 2017, 2016 and 2015, respectively.

In Sweden, the Company contributes to a government-mandated occupational pension plan that is a qualified defined contribution plan. All employees in Sweden are eligible for this pension plan. The Company pays premiums to a third party occupational pension specialist who administers the pension plan. These premiums are based on various factors including each employee’s age, salary, employment history and selected benefits in the pension plan. When an employee terminates or retires, these premium payments cease for that employee and the Company has no further pension-related obligations for that employee. For the fiscal years ended December 31, 2017, 2016 and 2015, the Company contributed approximately $539,000, $519,000 and $485,000, respectively, to the pension plan.

13.	Related Party Transactions

In July 2017, in conjunction with the Spectrum Acquisition, the Board of Directors engaged one of the Company’s independent directors to serve as the chairperson of the Spectrum Integration Committee. In this role, this Director will work directly with the Company’s executive team on general integration strategy and focus on the integration of Spectrum’s operations and commercial organization with the Company. The Company has recorded approximately $190,000 of expense for the year ended December 31, 2017 related to this director’s services.

Additionally, certain facilities leased by Spectrum are owned by the former owner of Spectrum, who currently holds greater than 10% of the Company’s outstanding common stock. The lease amounts paid to this shareholder were negotiated in connection with the Spectrum Acquisition. The Company has incurred rent expense totaling $334,000 for the year ended December 31, 2017 related to these leases.

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

	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands, except per share amounts)
Revenue:
Product revenue	$41,572	$36,514	$32,434	$30,569	$25,500	$24,677	$29,170	$25,094
Royalty and other revenue	39	66	21	21	100	—	—	—

Total revenue	41,611	36,580	32,455	30,590	25,600	24,677	29,170	25,094
Operating expenses:
Cost of product revenue	19,136	19,987	13,937	13,990	12,162	11,242	12,644	11,069
Research and development	3,069	2,001	1,860	1,742	2,040	1,886	1,890	1,539
Selling, general and administrative	16,144	14,998	11,185	9,182	8,568	7,127	8,140	7,018
Contingent consideration – fair value adjustments	—	—	—	—	(75)	675	637	2,005

Total operating expenses	38,349	36,986	26,982	24,914	22,695	20,930	23,311	21,631
Income (loss) from operations	3,262	(406)	5,473	5,676	2,905	3,747	5,859	3,463
Investment income	63	102	110	96	112	97	76	61
Interest expense	(1,637)	(1,618)	(1,601)	(1,585)	(1,570)	(1,555)	(638)	(5)
Other income (expense)	(139)	(100)	(328)	(120)	119	(75)	75	(979)

Income (loss) before income taxes	1,549	(2,022)	3,654	4,067	1,566	2,214	5,372	2,540
Income tax provision (benefit)	(10,629)	(6,691)	(4,784)	999	(3,463)	1,059	1,500	915

Net income (loss)	$12,178	$4,669	$8,438	$3,068	$5,029	$1,155	$3,872	$1,625

Earnings per share:
Basic	$0.28	$0.11	$0.25	$0.09	$0.15	$0.03	$0.12	$0.05

Diluted	$0.27	$0.11	$0.24	$0.09	$0.15	$0.03	$0.11	$0.05

Weighted average shares outstanding:
Basic	43,569	41,237	34,098	33,892	33,833	33,779	33,649	33,025

Diluted	44,385	42,563	35,095	34,382	34,369	34,313	34,175	33,494