Form 10-Q
period 2018-06-30
REPLIGEN CORP
filed 2018-08-02
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 26, 2018.

Class	Number of Shares
Common Stock, par value $.01 per share	43,805,802

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$175,611	$173,759
Accounts receivable, less reserve for doubtful accounts of $61 at June 30, 2018 and $58 at December 31, 2017, respectively	31,713	27,585
Royalties and other receivables	17	153
Inventories, net	40,948	39,004
Prepaid expenses and other current assets	4,620	2,281

Total current assets	252,909	242,782
Property, plant and equipment, net	23,993	22,417
Intangible assets, net	139,182	144,753
Goodwill	327,095	327,333
Other assets	1,902	6,234

Total assets	$745,081	$743,519

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,688	$7,282
Accrued liabilities	13,102	17,929
Convertible senior notes, current portion	101,329	—

Total current liabilities	121,119	25,211
Convertible senior notes, net	—	99,250
Deferred tax liabilities	20,643	25,167
Other long-term liabilities	4,660	2,343
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 43,798,572 shares at June 30, 2018 and 43,587,079 shares at December 31, 2017 issued and outstanding	438	436
Additional paid-in capital	635,364	628,983
Accumulated other comprehensive loss	(11,143)	(6,363)
Accumulated deficit	(26,000)	(31,508)

Total stockholders’ equity	598,659	591,548

Total liabilities and stockholders’ equity	$745,081	$743,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except share and per share data)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue:
Product revenue	$47,743	$32,434	$92,542	$63,003
Royalty and other revenue	(12)	21	19	42

Total revenue	47,731	32,455	92,561	63,045
Operating expenses:
Cost of product revenue	21,088	13,937	40,756	27,926
Research and development	5,780	1,860	9,068	3,602
Selling, general and administrative	16,590	11,185	32,488	20,367

Total operating expenses	43,458	26,982	82,312	51,895

Income from operations	4,273	5,473	10,249	11,150
Investment income	512	110	693	206
Interest expense	(1,669)	(1,601)	(3,321)	(3,187)
Other income (expense)	251	(328)	321	(448)

Income before income taxes	3,367	3,654	7,942	7,721
Income tax (benefit) provision	629	(4,784)	1,757	(3,785)

Net income	$2,738	$8,438	$6,185	$11,506

Earnings per share:
Basic	$0.06	$0.25	$0.14	$0.34

Diluted	$0.06	$0.24	$0.14	$0.33

Weighted average shares outstanding:
Basic	43,743,356	34,097,805	43,682,650	33,995,323

Diluted	45,015,720	35,094,814	44,694,745	34,715,797

Other comprehensive income:
Unrealized gain on investments	—	—	—	5
Foreign currency translation (loss) gain	(5,031)	4,046	(4,780)	5,073

Comprehensive (loss) income	$(2,293)	$12,484	$1,405	$16,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$6,185	$11,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,894	3,278
Non-cash interest expense	2,089	1,956
Stock-based compensation expense	4,893	3,027
Deferred tax expense	325	(5,384)
Loss on conversion of convertible senior notes	1	—
Loss on disposal of assets	—	64
Changes in assets and liabilities:
Accounts receivable	(4,788)	(6,347)
Other receivables	60	226
Inventories	(3,096)	(813)
Prepaid expenses and other current assets	(144)	(236)
Other assets	(1,241)	(754)
Accounts payable	(701)	1,740
Accrued liabilities	(3,985)	(4,216)
Long-term liabilities	43	(86)

Net cash provided by operating activities	7,535	3,961

Cash flows from investing activities:
Purchases of marketable securities	—	(42)
Redemptions of marketable securities	—	16,850
Purchases of property, plant and equipment	(4,412)	(2,676)

Net cash (used in) provided by investing activities	(4,412)	14,132

Cash flows from financing activities:
Exercise of stock options	1,490	1,505
Repayment of senior convertible notes	(11)	—
Payment of contingent consideration	—	(1,677)

Net cash provided by (used in) financing activities	1,479	(172)

Effect of exchange rate changes on cash and cash equivalents	(2,750)	2,053

Net increase (decrease) in cash and cash equivalents	1,852	19,974
Cash, cash equivalents and restricted cash, beginning of period	173,759	122,683

Cash, cash equivalents and restricted cash, end of period	$175,611	$142,657

Supplemental disclosure of non-cash activities:
Income taxes paid	$1,458	$2,150

Non-cash effect of adoption of ASU 2016-16	$5,609	$—

Payment of contingent consideration in common stock	$—	$1,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Repligen Corporation (the “Company”, “Repligen” or “we”) in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This guidance changes how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values; however, the exception requires the Company to consider relevant transactions that can be reasonably known to identify any observable price changes that would impact the fair value. This guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. The Company adopted this guidance in the first quarter of 2018. Because the Company does not hold any equity securities as of December 31, 2017 and June 30, 2018, adoption of this standard did not have any impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for most leases. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. The accounting applied by a lessor is largely unchanged from that applied under the current standard. The standard provides for certain practical expedients and must be adopted using either a modified retrospective transition approach or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. This ASU is effective for public entities for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has commenced its review of leases as part of this standard, but has not finalized its assessment of the impact of the new standard on its consolidated financial statements. The Company expects this new standard to have a material impact on the Company’s consolidated balance sheet.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires that the statement of cash flows explain the change during the period in the total cash, which is inclusive of cash and cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. The Company adopted this standard on a retrospective basis on January 1, 2018. The adoption resulted in an increase to cash, cash equivalents and restricted cash of $450,000 in the statement of cash flows at December 31, 2016 and June 30, 2017. The Company did not hold any restricted cash at December 31, 2017 or June 30, 2018.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the “Act”). For all entities, the guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Entities can choose whether to apply the amendments retrospectively to each period in which the effect of the Act is recognized or to apply the amendments in the period of adoption. The Company has not assessed the impact of the new standard on its consolidated financial statements, but does not expect this new standard to have a material impact on the Company’s consolidated financial statements.

2. Acquisition of Spectrum LifeSciences, LLC

On August 1, 2017, the Company completed the acquisition of Spectrum pursuant to the terms of an Agreement and Plan of Merger and Reorganization, dated as of June 22, 2017 (such acquisition, the “Spectrum Acquisition”).

Spectrum is a diversified filtration company with a differentiated portfolio of hollow fiber cartridges, benchtop to commercial scale filtration and perfusion systems and a broad portfolio of disposable and single-use solutions. Spectrum’s products are primarily used for the filtration, isolation, purification and concentration of monoclonal antibodies, vaccines, recombinant proteins, diagnostic products and cell therapies where the company offers both standard and customized solutions to its bioprocessing customers.

Spectrum’s filtration products include its KrosFlo® line of hollow fiber cartridges, tangential flow filtration (“TFF:) systems and single-use flow path consumables, as well as its Spectra/Por® portfolio of laboratory dialysis products and its Pro-Connex® single-use hollow fiber Module-Bag-Tubing sets. Outside of filtration, Spectrum products include Spectra/Chrom® liquid chromatography products for research applications. These bioprocessing products account for the majority of Spectrum revenues. Spectrum also offers a line of operating room products.

Consideration Transferred

The Company accounted for the Spectrum Acquisition as a purchase of a business under ASC 805, “Business Combinations.” The Spectrum Acquisition was funded through payment of approximately $122.9 million in cash, issuance of 6,153,995 unregistered shares of the Company’s common stock totaling $247.6 million and a working capital adjustment of $425,000 for a total purchase price of $370.9 million. Under the acquisition method of accounting, the assets of Spectrum were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net assets acquired was approximately $370.9 million.

The consideration and purchase price information has been prepared using a valuation that required the use of significant assumptions and estimates in its preparation. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable; however, actual results may differ from these estimates.

The total consideration transferred follows (in thousands):

Cash consideration	$122,932
Equity consideration	247,575
Working capital adjustment	425

Net assets acquired	$370,932

Acquisition and integration-related costs are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. The Company has incurred $1,508,000 in integration costs related to the Spectrum Acquisition for the six-month period ended June 30, 2018 and $7,060,000 in acquisition and integration costs for the year ended December 31, 2017. These costs are primarily included in selling, general and administrative expenses in the consolidated statements of operations.

Fair Value of Net Assets Acquired

The allocation of purchase price was based on the fair value of assets acquired and liabilities assumed as of August 1, 2017, based on the preliminary valuation. The components and allocation of the purchase price consists of the following amounts (in thousands):

Cash and cash equivalents	$10,137
Accounts receivable	5,075
Inventory	13,502
Prepaid expenses and other assets	616
Fixed assets	6,004
Deferred tax assets	1,102
Customer relationships	78,400
Developed technology	38,560
Trademark and tradename	2,160
Non-competition agreements	960
Goodwill	265,722
Accounts payable	(1,335)
Unrecognized tax benefit	(576)
Accrued liabilities	(5,787)
Deferred tax liabilities	(43,608)

Fair value of net assets acquired	$370,932

Of the consideration paid, $78.4 million represents the fair value of customer relationships that is amortized over the weighted average determined useful life of 15 years, and $38.6 million represents the fair value of developed technology that is amortized over a weighted average determined useful life of 20 years. $960,000 represents the fair value of non-competition agreements that are amortized over a determined life of 3 years. $2.2 million represents the fair value of trademarks and trade names that are determined to have an indefinite useful life. The aforementioned intangible assets are amortized on a straight-line basis.

The goodwill of $265.7 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. None of the goodwill recorded is expected to be deductible for income tax purposes.

The purchase price allocation may be subject to adjustment as purchase accounting is preliminary as of June 30, 2018 related to inventory valuation. The final allocation may include, but not be limited to, changes in allocations to inventory and goodwill.

Revenue, Net Income and Pro Forma Presentation

The Company recorded revenue from Spectrum of $12,313,000 and $24,031,000 for the three- and six-month periods ended June 30, 2018, respectively, and $19,394,000 from August 1, 2017, the date of acquisition, through December 31, 2017. The Company has included the operating results of Spectrum in its consolidated statements of operations since the August 1, 2017 acquisition date. The following table presents unaudited supplemental pro forma information as if the Spectrum Acquisition had occurred as of January 1, 2016 (in thousands, except per share data):

Pro-forma Six months ended June 30, 2017
Total revenue	81,774
Net income	12,057
Earnings per share:
Basic	$0.28

Diluted	$0.28

The unaudited pro forma information for the six-month period ended June 30, 2018 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. The unaudited pro forma net income for the six-month period ended June 30, 2018 was adjusted to exclude acquisition-related transaction costs, as these expenses would have been incurred in the prior year assuming the Spectrum Acquisition closed on January 1, 2016.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of June 30, 2018.

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

Disaggregation of Revenue

Revenues for the three- and six-month periods ended June 30, 2018 and 2017 were as follows:

(in thousands, except percentages)	Three months ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Product revenue	$47,743	$32,434	$15,309	47.2%	$92,542	$63,003	$29,539	46.9%
Royalty and other revenue	(12)	21	(33)	(157.1%)	19	42	(23)	(54.8%)

Total revenues	$47,731	$32,455	$15,276	47.1%	$92,561	$63,045	$29,516	46.8%

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

The following tables disaggregate the Company’s revenue from contracts with customers by geographic region (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
North America	$22,481	$12,437	$42,491	$24,089
Europe	19,578	16,155	39,148	32,562
Asia and Australia	5,617	3,604	10,692	5,926
Other	55	259	230	468

Total	$47,731	$32,455	$92,561	$63,045

Revenue from significant customers is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
MilliporeSigma	$8,679	$6,049	$15,390	$12,504
GE Healthcare	6,777	9,130	14,510	17,390

Protein Products

The Company’s protein product line generates revenue through the sale of Protein A ligands and growth factors. Protein A ligands are an essential component of Protein A chromatography resins (media) used in the purification of virtually all mAb-based drugs on the market or in development. The Company manufactures multiple forms of Protein A ligands under long-term supply agreements with major life sciences companies, who in turn sell their Protein A chromatography media to end users (biopharmaceutical manufacturers). The Company also manufactures growth factors for sale under long-term supply agreements with certain life sciences companies as well as direct sales to its customers. Each protein product is considered distinct and therefore represents a separate performance obligation. Protein product revenue is generally recognized at a point in time upon transfer of control to the customer.

Filtration Products

The Company’s filtration product line generates revenue through the sale of KrosFlo® hollow fiber (“HF”) TFF membranes and modules, ProConnex® single-use flow path connectors, flat sheet TFF cassettes and hardware, and XCell™ alternating tangential flow (“ATF”) devices and related consumables.

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

The Company’s other filtration product offerings are not highly interdependent of one another and are therefore considered distinct products that represent separate performance obligations. Revenue on these products is generally recognized at a point in time upon transfer of control to the customer. The Company invoices the customer for the installation and training services in an amount that directly corresponds with the value to the customer of the Company’s performance to date; therefore, revenue recognized is based on the amount billable to the customer in accordance with the practical expedient under ASC 606-10-55-18.

The Company also markets flat sheet TFF cassettes and hardware. TFF is a rapid and efficient method for separation and purification of biomolecules that is widely used in laboratory, process development and process scale applications in biopharmaceutical manufacturing. The Company’s single-use Sius™ TFF cassettes and hardware are not highly interdependent of one another and are therefore considered distinct products that represent separate performance obligations. Sius TFF product revenue is generally recognized at a point in time upon transfer of control to the customer.

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

Chromatography Products

The Company’s chromatography product line includes a number of products used in the downstream purification and quality control of biological drugs. The majority of chromatography revenue relates to the OPUS pre-packed chromatography column line and Protein A chromatography resins. OPUS columns typically consist of the outer hardware of the column with a resin as ordered by the customer packed inside of the column. OPUS columns may also be ordered without the packed resin. In either scenario, the OPUS column and resin are not interdependent of one another and are therefore considered distinct products that represent separate performance obligations. Chromatography product revenue is generally recognized at a point in time upon transfer of control to the customer.

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

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of June 30, 2018 (in thousands):

2018
Balances from contracts with customers only:
Accounts receivable	$31,713
Deferred revenue	1,175
Revenue recognized in the period relating to:
The beginning deferred revenue balance	$751
Changes in pricing related to products or services satisfied in previous periods	—
Impairment losses on receivables	—

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

4. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income by component (in thousands):

(In thousands)	Foreign currency translation gain (loss)
Balance at December 31, 2017	$(6,363)
Foreign currency translation loss	$(4,780)

Balance at June 30, 2018	$(11,143)

5. Earnings Per Share

The Company reports earnings per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options. Under the treasury stock method, unexercised “in-the-money” stock options and warrants are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting are considered participating securities and are considered in the calculation of basic and diluted earnings per share. There were no such participating securities outstanding during the three- and six-month periods ended June 30, 2018 and 2017.

Basic and diluted weighted average shares outstanding were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Weighted average common shares	43,743,356	34,097,805	43,682,650	33,995,323
Dilutive common stock options and restricted stock units	480,561	437,427	433,961	433,483
Dilutive effect of convertible senior notes	791,802	559,582	578,134	286,991

Weighted average common shares, assuming dilution	45,015,720	35,094,814	44,694,745	34,715,797

At June 30, 2018, there were outstanding options to purchase 1,058,834 shares of the Company’s common stock at a weighted average exercise price of $26.72 per share and 716,996 restricted stock units. For the three- and six-month periods ended June 30, 2018, 551,012 and 615,930 options to purchase shares of the Company’s common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and were therefore anti-dilutive.

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

As provided by the terms of the indenture underlying the Company’s 2.125% Convertible Senior Notes due 2021 (the “Notes”), the Company has a choice to settle the conversion obligation for the Notes in cash, shares or any combination of the two. The Company currently intends to settle the par value of the Notes in cash and any excess conversion premium in shares. The Company applies the provisions of ASC 260, Earnings Per Share, Subsection 10-45-44, to determine the diluted weighted average shares outstanding as it relates to the conversion spread on its convertible notes. Accordingly, the par value of the Notes will not be included in the calculation of diluted income per share, but the dilutive effect of the conversion premium will be considered in the calculation of diluted net income per share using the treasury stock method. The dilutive impact of the Company’s convertible notes is based on the difference between the Company’s current period average stock price and the conversion price of the convertible notes, provided there is a premium. Pursuant to this accounting standard, there is no dilution from the accreted principal of the Notes as of June 30, 2018 and June 30, 2017.

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw Materials	$23,946	$22,351
Work-in-process	4,389	4,083
Finished products	12,613	12,570

Total	$40,948	$39,004

7. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Land	$1,023	$1,023
Buildings	764	764
Leasehold improvements	15,770	15,673
Equipment	23,199	21,904
Furniture and fixtures	4,429	4,272
Construction in progress	4,532	2,581

Total property, plant and equipment	49,717	46,217
Less: accumulated depreciation	(25,724)	(23,800)

Property, plant and equipment, net	$23,993	$22,417

Depreciation expense totaled approximately $2,598,000 and $1,858,000 for the six-month periods ended June 30, 2018 and 2017, respectively.

8. Intangible Assets

Intangible assets are amortized over their useful lives using the straight-line method, as applicable, and the amortization expense is recorded within selling, general and administrative expense in the Company’s statements of comprehensive income.

The Company reviews its indefinite-lived intangible assets not subject to amortization to determine if adverse conditions exist or a change in circumstances exists that would indicate an impairment. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at June 30, 2018.

Intangible assets consisted of the following at June 30, 2018 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$51,701	$(4,537)	19
Patents	240	(240)	8
Customer relationships	101,577	(12,986)	14
Trademark – definite lived	2,160	(103)	20
Trademark – indefinite lived	700	—	—
Other intangibles	1,062	(392)	3

Total intangible assets	$157,440	$(18,258)	16

Intangible assets consisted of the following at December 31, 2017 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$51,801	$(3,201)	19
Patents	240	(238)	8
Customer relationships	102,120	(9,636)	14
Trademarks – definite lived	2,160	(47)	20
Trademarks – indefinite lived	700	—	—
Other intangibles	1,063	(209)	3

Total intangible assets	$158,084	$(13,331)	16

Amortization expense for amortized intangible assets was approximately $5,298,000 and $1,484,000 for the six-month periods ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the Company expects to record amortization expense as follows (in thousands):

Years Ending	Amortization Expense
December 31, 2018 (six months remaining)	$5,284
December 31, 2019	10,456
December 31, 2020	9,866
December 31, 2021	9,365
December 31, 2022	9,363

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Employee compensation	$7,703	$9,560
Taxes	937	1,668
Royalty and license fees	372	1,383
Accrued purchases	674	1,191
Professional fees	403	947
Deferred revenue	1,175	960
Other accrued expenses	1,838	2,220

Total	$13,102	$17,929

10. Convertible Senior Notes

The carrying value of the Company’s convertible senior notes is as follows (in thousands):

	June 30, 2018	December 31, 2017
2.125% Convertible Senior Notes due 2021:
Principal amount	$114,989	$115,000
Unamortized debt discount	(11,617)	(13,395)
Unamortized debt issuance costs	(2,043)	(2,355)

Total convertible senior notes	$101,329	$99,250
Less: Current portion	(101,329)	—

Total convertible senior notes, long term	$—	$99,250

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

During the second quarter of 2018, the closing price of the Company’s common stock exceeded 130% of the conversion price of the Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the Notes are convertible at the option of the holders of the Notes during the third quarter of 2018. The Company reclassified the carrying value of the Notes from long term liabilities to current liabilities on the Company’s consolidated balance sheet as of June 30, 2018. As of June 30, 2018, the if-converted value of the Notes exceeded the aggregate principal amount by approximately $63.8 million. As of the date of this filing, no Notes have been converted by the holders of such Notes in the third quarter of 2018. In the event the closing price conditions are met in the third quarter of 2018 or a future fiscal quarter, the Notes will be convertible at a holder’s option during the immediately following fiscal quarter.

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

The Notes contain customary terms and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the holders of at least 25% in aggregate principal amount of the outstanding Notes may declare 100% of the principal of, and any accrued and unpaid interest on, all of the Notes to be due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Notes will become due and payable automatically. Notwithstanding the foregoing, the Notes provide that, to the extent the Company elects and for up to 270 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants consist exclusively of the right to receive additional interest on the Notes. The Company is not aware of any events of default, current events or market conditions that would allow holders to call or convert the Notes as of June 30, 2018.

The cash conversion feature of the Notes required bifurcation from the Notes and was initially accounted for as an equity instrument classified to stockholders’ equity, as the conversion feature was determined to be clearly and closely related to the Company’s stock. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and asset base and with similar maturity, the Company estimated the implied interest rate, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $96,289,000 upon issuance, calculated as the present value of implied future payments based on the $115 million aggregate principal amount. The equity component of the Notes was recognized as a debt discount, recorded in additional paid-in capital, and represents the difference between the aggregate principal of the Notes and the fair value of the Notes without conversion option on their issuance date. The debt discount is amortized to interest expense using the effective interest method over five years, or the life of the Notes. The Company assesses the equity classification of the cash conversion feature quarterly, and it is not re-measured as long as it continues to meet the conditions for equity classification.

Interest expense recognized on the Notes during the three-month period ended June 30, 2018 includes $611,000, $896,000 and $157,000 for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. Interest expense recognized on the Notes during the six-month period ended June 30, 2018 includes $1,222,000, $1,777,000 and $312,000 for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the Notes is 6.6%, which includes the interest on the Notes, amortization of the debt discount and debt issuance costs. As of June 30, 2018, the carrying value of the Notes was approximately $101.3 million and the fair value of the principal was approximately $178.8 million. The fair value of the Notes was determined based on the most recent trade activity of the Notes as of June 30, 2018.

11. Stock-Based Compensation

For the three-month periods ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense of approximately $2,625,000 and $1,496,000, respectively, for share-based awards granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”), the Repligen Corporation Amended and Restated 2012 Stock Option and Incentive Plan (the “2012 Plan,”), and the Repligen Corporation 2018 Stock Option and Incentive Plan (the “2018 Plan,” and together with the 2001 Plan and the 2012 Plan, the “Plans”). The Company recorded stock-based compensation expense of approximately $4,893,000 and $3,027,000 for the six-month periods ended June 30, 2018 and 2017, respectively, for share-based awards granted under the Plans.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of comprehensive income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Cost of product revenue	$234	$153	$500	$294
Research and development	227	79	397	211
Selling, general and administrative	2,164	1,264	3,996	2,522

Total	$2,625	$1,496	$4,893	$3,027

The 2018 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock units and other equity awards. Employee grants under the Plans generally vest over a three- to five-year period, with 20%-33% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options and restricted stock units issued to non-employee directors under the Plans generally vest over one year. In the first quarter of 2018, to create a longer term retention incentive, the Company’s Compensation Committee granted long-term incentive compensation awards to its chief executive officer consisting of both stock options and restricted stock units that are subject to time-based vesting over nine years. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At June 30, 2018, options to purchase 1,058,834 shares and 716,996 restricted stock units were outstanding under the Plans. At June 30, 2018, 2,933,301 shares were available for future grant under the 2018 Plan.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards on the grant date, and the Company uses the value of the common stock as of the grant date to value restricted stock units. The Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. The Company recognizes expense on awards with service based vesting over the employee’s requisite service period on a straight-line basis. In the third quarter of 2017, the Company issued performance stock units to certain employees related to the Spectrum Acquisition which are tied to the achievement of certain revenue and gross margin metrics and the passage of time. Additionally, in the first quarter of 2018, the Company issued performance stock units to certain individuals which are tied to the achievement of certain 2018 revenue metrics and the passage of time. The Company recognizes expense on performance based awards over the vesting period based on the probability that the performance metrics will be achieved. The Company recognizes stock-based compensation expense for options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted for estimated forfeitures.

Information regarding option activity for the six-month period ended June 30, 2018 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	(in thousands) Aggregate Intrinsic Value
Options outstanding at December 31, 2017	734,940	$20.80
Granted	429,678	34.48
Exercised	(96,196)	15.49
Forfeited/cancelled	(9,588)	29.71

Options outstanding at June 30, 2018	1,058,834	$26.72	7.57	$21,518

Options exercisable at June 30, 2018	448,068	$19.14	5.60	$12,502

Vested and expected to vest at June 30, 2018 (1)	1,008,777	$26.37	7.48	$20,854

(1)

Represents the number of vested options as of June 30, 2018 plus the number of unvested options expected to vest as of June 30, 2018 based on the unvested outstanding options at June 30, 2018 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2018 of $47.04 per share and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2018.

The weighted average grant date fair value of options granted during the six-month periods ended June 30, 2018 and 2017 was $18.41 and $16.94, respectively. The total fair value of stock options that vested during the six-month periods ended June 30, 2018 and 2017 was approximately $1,783,000 and $1,734,000, respectively.

Information regarding restricted stock unit and performance stock unit activity for the six-month period ended June 30, 2018 under the Plans is summarized below:

	Units Outstanding	Weighted- Average Remaining Contractual Term (in years)	(in thousands) Aggregate Intrinsic Value
Restricted and performance stock units outstanding at December 31, 2017	505,235
Granted	367,961
Vested	(115,295)
Forfeited/cancelled	(40,905)

Restricted stock units outstanding at June 30, 2018	716,996	3.97	$33,727

Vested and expected to vest at June 30, 2018 (1)	654,423	3.60	$30,784

(1)

Represents the number of unvested restricted stock units expected to vest as of June 30, 2018 based on the unvested outstanding restricted stock units at June 30, 2018 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (equal to the closing price of the common stock on June 30, 2018 of $47.04 per share) that would have been received by the restricted stock unit holders had all restricted stock units vested on June 30, 2018. The aggregate intrinsic value of restricted stock units vested during the six-month periods ended June 30, 2018 and 2017 was approximately $4,239,000 and $3,231,000, respectively.

The weighted average grant date fair value of restricted stock units granted during the three-month periods ended June 30, 2018 and 2017 was $34.47 and $33.06, respectively. The total grant date fair value of restricted stock units that vested during the three-month periods ended June 30, 2018 and 2017 was approximately $3,340,000 and $2,373,000, respectively.

As of June 30, 2018, there was $30,256,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 4.60 years.

12. Income Taxes

The Company’s effective tax rate for the three- and six-month periods ended June 30, 2018 was 18.7% and 22.1%, respectively, compared to (130.9%) and (49.0%), respectively, for the corresponding periods in the prior year. The effective tax rate for the three-month period ended June 30, 2018 was lower than the U.S. statutory rate of 21% due to R&D credit activity and windfall benefits on stock option exercises and restricted stock vestings, partially offset by state tax effects and the impact of the Global Intangible Low-Taxed Income (“GILTI”) tax enacted as part of the Act enacted in December 2017. The effective tax rate for the six-month period ended June 30, 2018 was higher than the U.S. statutory tax rate of 21% due to state tax effects and the impact of the GILTI tax. For the three- and six-month periods ended June 30, 2017, the effective tax rate was lower than the U.S. statutory tax rate of 34% primarily due to the sale of intellectual property from Repligen Corporation to Repligen Sweden AB. The Company utilized certain of its U.S. deferred tax assets as a result of this sale and reduced its valuation allowance on these deferred tax assets by approximately $9,200,000 in the second quarter of 2017. The Company recorded a tax benefit of $5,625,000 on the Company’s consolidated statement of operations as a result of the sale of the intellectual property.

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

On December 22, 2017, the Act was signed into law. The Act made significant changes to federal tax law, including, but not limited to, a reduction in the federal income tax rate from 35% to 21%, taxation of certain global intangible low-taxed income, allowing for immediate expensing of qualified assets, stricter limits on deductions for interest and certain executive compensation, and a one-time transition tax on previously deferred earnings of certain foreign subsidiaries. Due to the complexities involved in accounting for the enactment of the Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows a registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Under the SAB 118 guidance, the Company has determined that although its accounting for the effect of certain provisions of the Act is incomplete, it is able to make reasonable estimates for certain effects of tax reform and therefore have recorded provisional amounts.

The Act lowered the Company’s U.S. statutory federal tax rate from 35% to 21% effective January 1, 2018. The Company recorded a tax benefit of $12,812,000 in the year ended December 31, 2017 for the reduction in its US deferred tax assets and liabilities resulting from the rate change.

The Company is subject to a territorial tax system under the Act, in which the Company is required to provide for tax on GILTI earned by certain foreign subsidiaries. Additionally, the Company is required to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. As of June 30, 2018, the Company is still evaluating the effects of the GILTI provisions as guidance and interpretations continue to emerge. Therefore, the Company has not determined its accounting policy on the GILTI provisions. However, the standard requires that the Company reflects the impact of the GILTI provisions as a period expense until the accounting policy is finalized. Therefore, the Company has included the provisional estimate of GILTI related to current-year operations in its estimated annual effective tax rate only and will be updating the impact and accounting policy as the analysis related to the GILTI provisions is completed.

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

The Company anticipates that future guidance and interpretations with respect to the Act will cause the Company to further adjust its provisional amounts recorded as of December 31, 2017. No further adjustments have been made to these provisional amounts in the first quarter of 2018. Any measurement period adjustments will be reported as a component of provision for income taxes in the reporting period the amounts are determined. The final accounting will be completed no later than one year from the enactment of the Act.

The Company’s tax returns are subject to examination by federal, state and international tax authorities for the following periods:

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

As of June 30, 2018 and December 31, 2017, the Company had no assets or liabilities for which fair value measurement is either required or has been elected to be applied.

In May 2016, the Company issued $115 million aggregate principal amount of the Notes due June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2016. As of June 30, 2018, the carrying value of the Notes was approximately $101.3 million, net of unamortized discount, and the fair value of the Notes was approximately $178.8 million. The fair value of the Notes was determined based on the most recent trade activity of the Notes as of June 30, 2018. These valuations are Level 1 valuations, as the valuations are based on unadjusted quoted prices in active markets that the Company has the ability to access. The Notes are discussed in more detail in Note 10, “Convertible Senior Notes.”

There were no re-measurements to fair value during the six-month period ended June 30, 2018 of financial assets and liabilities that are not measured at fair value on a recurring basis.

14. Commitments and Contingencies

The Company leases its headquarters in Waltham, Massachusetts as well as certain of its office and manufacturing space around the world.

In February 2018, the Company entered into an agreement to lease 63,761 square feet of office and manufacturing space in Marlborough, Massachusetts from U.S. REIF 111 Locke Drive Massachusetts, LLC (the “Premises”).

The term of the lease commenced on June 1, 2018 (the “Commencement Date”) and shall continue for a period of 126 consecutive months, unless earlier terminated in accordance with the terms of the lease (the “Lease Term”). Under the lease, the Company has the option to extend the Lease Term for two additional five-year periods.

Fixed rent with respect to 40,000 square feet of the Premises commenced on the Commencement Date, and rent for the full 63,761 square feet of the Premises shall begin 19 months following the Commencement Date. Under the terms of the lease, the Company has provided a letter of credit of approximately $163,000 as a security deposit and is required to pay its pro rata share of any building operating expenses and real estate taxes.

Future minimum rental commitments under the Company’s leases as of June 30, 2018 are as follows (in thousands):

Minimum Rental Commitments
2018 (six months remaining)	$1,817
2019	3,643
2020	3,567
2021	3,257
2022	2,050
Thereafter	4,872

15. Related Party Transactions

Certain facilities leased by Spectrum are owned by the former owner of Spectrum, who currently holds greater than 10% of the Company’s outstanding common stock. The lease amounts paid to this shareholder were negotiated in connection with the Spectrum Acquisition. The Company has incurred rent expense totaling $401,000 for the six-month period ended June 30, 2018 related to these leases.

As part of the Spectrum Acquisition, the Company is responsible for filing all tax returns for Spectrum for the period from January 1, 2017 through July 31, 2017, the day before the Spectrum Acquisition. The Company is responsible for collecting any tax refunds from federal and state authorities and remitting these refunds to the former shareholders of Spectrum, including the former owner of Spectrum who currently holds greater than 10% of the Company’s outstanding common stock. As of June 30, 2018, the Company has accrued $80,000 of these refunds payable to the Spectrum shareholders. These amounts are included in accrued liabilities on the Company’s consolidated balance sheet.

16. Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s sole operating segment.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
North America	47%	38%	46%	38%
Europe	41%	50%	42%	52%
Asia and Australia	12%	11%	12%	9%
Other	—	1%	—	1%

Total	100%	100%	100%	100%

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
MilliporeSigma	18%	19%	17%	20%
GE Healthcare	14%	28%	16%	28%

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable are as follows:

	June 30, 2018	December 31, 2017
GE Healthcare	17%	11%
MilliporeSigma	14%	19%

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

Prior to 2012, the Company was focused on drug development, with clinical trial costs supported by bioprocessing product sales. At that time our bioprocessing business was largely represented by sales of Protein A ligands, which we sell through long term original equipment manufacturer (“OEM”) supply agreements. Our 2011 acquisition of Novozymes Biopharma Sweden AB further expanded our proteins product portfolio and provided the impetus to set a new direction for the company. By mid-2012, we permanently discontinued and have since divested all drug development programs. We retained our proteins OEM business and, through internal innovation and strategic acquisitions, we have built chromatography and filtration product offerings that we sell directly to biologics manufacturers. We continue to seek out strategic opportunities to strengthen and expand our bioprocessing business.

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

Our Protein products are represented by our Protein A affinity ligands and cell culture growth factor products. In addition to long-standing OEM supply agreements with GE Healthcare, MilliporeSigma and Purolite Life Sciences for these products, in June 2018 we secured an agreement with Navigo Proteins GmbH for the exclusive co-development of multiple affinity ligands for which Repligen holds commercialization rights. We are manufacturing and have agreed to supply the first of these ligands, NGL-Impact™ A, exclusively to Purolite Life Sciences, who will pair our high performance ligand with their agarose jetting base bead technology used in Purolite’s Jetted A50 Protein A resin.

Our direct-to customer Chromatography product line includes a number of products used in the downstream purification and quality control of biological drugs, including a broad range of OPUS® pre-packed chromatography columns, chromatography resins and ELISA test kits.

Our direct-to-customer Filtration product line includes our XCell™ ATF system for use in upstream process intensification, our Sius™ TFF cassettes for use in downstream purification and formulation processes, our KrosFlo® line of hollow fiber cartridges and TFF systems, and our ProConnex® single-use tubing sets. With the addition of Spectrum LifeSciences LLC in August 2017 (the “Spectrum Acquisition”), we now in-house manufacture hollow fiber filters that can be used in our XCell ATF systems and have increased our direct sales presence in Europe and Asia, while diversifying our end markets beyond monoclonal antibodies to include vaccines, recombinant protein and gene therapies.

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

Results of Operations

Revenues

Product revenues for the three- and six-month periods ended June 30, 2018 and 2017 were as follows:

(in thousands, except percentages)	Three months ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Product revenue	$47,743	$32,434	$15,309	47.2%	$92,542	$63,003	$29,539	46.9%
Royalty and other revenue	(12)	21	(33)	(157.1%)	19	42	(23)	(54.8%)

Total revenues	$47,731	$32,455	$15,276	47.1%	$92,561	$63,045	$29,516	46.8%

Sales of bioprocessing products increased 47.2% and 46.9% in the three- and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in the prior year. This increase was primarily due to continued adoption of our products by our key bioprocessing customers and, for the three- and six-month periods of 2018, the addition of revenues following the Spectrum Acquisition. Sales of our bioprocessing products are impacted by the timing of orders, development efforts at our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend.

Costs and operating expenses

Total costs and operating expenses for the three- and six-month periods ended June 30, 2018 and 2017 were comprised of the following:

(in thousands, except percentages)	Three months ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of product revenue	$21,088	$13,937	$7,151	51.3%	$40,756	$27,926	$12,830	45.9%
Research and development	5,780	1,860	3,920	210.8%	9,068	3,602	5,466	151.7%
Selling, general and administrative	16,590	11,185	5,405	48.3%	32,488	20,367	12,121	59.5%

Total costs and operating expenses	$43,458	$26,982	$16,476	61.1%	$82,312	$51,895	$30,417	58.6%

Cost of product revenue increased 51.3% and 45.9% in the three- and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in the prior year. This increase is primarily due to the increased product revenues noted above. Gross margins may fluctuate in the third and fourth quarters of 2018 based on expected production volume and product mix.

Research and development expenses increased by 210.8% and 151.7% in the three- and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in the prior year. This increase is driven by investments made in the second quarter of 2018 to expand our proteins product offerings through our development agreement with Navigo Proteins GmbH. Additionally, the increase is related to product development activities acquired as part of the Spectrum Acquisition and increased activity on our various bioprocessing product development projects.

Selling, general and administrative expenses increased 48.3% and 59.5% in the three- and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in the prior year. This increase is due to selling and administrative activities incurred following the Spectrum Acquisition, as well as the continued buildout of our administrative infrastructure to support future growth and continued expansion of our customer-facing activities to drive sales of our bioprocessing products.

Investment income

Investment income for the three- and six-month periods ended June 30, 2018 and 2017 was as follows:

(in thousands, except percentages)	Three months ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Investment income	$512	$110	$402	365.5%	$693	$206	$487	236.4%

Investment income includes income earned on invested cash balances. The increase in investment income in the three- and six-month periods ended June 30, 2018 compared to the corresponding prior year periods is attributable to higher average invested cash balances and higher interest rates on such cash balances.

Interest expense

Interest expense for the three- and six-month periods ended June 30, 2018 and 2017 was as follows:

(in thousands, except percentages)	Three months ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest expense	$(1,669)	$(1,601)	$(68)	4.2%	$(3,321)	$(3,187)	$(134)	4.2%

Increases in interest expense in the three- and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in the prior year are attributable to interest expense related to the issuance of convertible senior notes in May 2016.

Other income (expense)

Other income (expense) for the three- and six-month periods ended June 30, 2018 and 2017 was as follows:

(in thousands, except percentages)	Three months ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Other income (expense)	$251	$(328)	$579	(176.5%)	$321	$(448)	$769	(171.7)%

Changes in other income (expense) in the three- and six-month periods ended June 30, 2018, respectively, compared to the corresponding periods in the prior year are primarily attributable to foreign currency gains and losses related to amounts due from non-Swedish kronor-based customers and cash balances denominated in U.S. dollars and British pounds held by Repligen Sweden AB.

Income tax (benefit) provision

Income tax (benefit) provision for the three- and six-month periods ended June 30, 2018 and 2017 was as follows:

(in thousands, except percentages)	Three months ended June 30,				Six months ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Income tax (benefit) provision	$629	$(4,784)	$5,413	(113.1%)	$1,757	$(3,785)	$5,542	(146.4%)

For the three- and six-month periods ended June 30, 2018, we had income before taxes of $3,367,000 and $7,942,000, respectively, and recorded a tax provision of $629,000 and $1,757,000, respectively. The effective tax rate was 18.7% and 22.1% for the three- and six-month periods ended June 30, 2018, respectively, and is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate for the three-month period ended June 30, 2018 was lower than the U.S. statutory rate of 21% due to R&D credit activity and windfall benefits on stock option exercises and restricted stock vestings, partially offset by state tax effects and the impact of the Global Intangible Low-Taxed Income (“GILTI”) tax enacted as part of the Tax Cuts and Jobs Act (the “Act”) enacted in December 2017. The effective tax rate for the six-month period ended June 30, 2018 was higher than the U.S. statutory tax rate of 21% due to state tax effects and the impact of the GILTI tax.

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

Adjusted Income from Operations

Adjusted income from operations is measured by taking income from operations as reported in accordance with GAAP and excluding acquisition and integration costs, amortization of intangible assets and inventory step-up charges booked through our consolidated statements of comprehensive income. The following is a reconciliation of income from operations in accordance with GAAP to adjusted income from operations for the three- and six-month periods ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
GAAP income from operations	$4,273	$5,473	$10,249	$11,150
Adjustments to income from operations:
Acquisition and integration costs	853	2,385	1,508	2,787
Intangible amortization	2,634	769	5,298	1,484
Inventory step-up charges	—	—	—	224

Adjusted income from operations	$7,760	$8,627	$17,055	$15,645

Adjusted Net Income

Adjusted net income is measured by taking net income as reported in accordance with GAAP and excluding acquisition and integration costs and related tax effects, amortization of intangible assets and related tax effects, inventory step-up charges and non-cash interest expense booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to adjusted net income for the three-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
	(in thousands) Amount	Fully Diluted Earnings per Share	(in thousands) Amount	Fully Diluted Earnings per Share
GAAP net income	$2,738	$0.06	$8,438	$0.24
Adjustments to net income:
Acquisition and integration costs	853	0.02	2,385	0.07
Intangible amortization	2,634	0.06	769	0.02
Inventory step-up charges	—	—	—	—
Non-cash interest expense	1,053	0.02	986	0.03
Tax effect of intangible amortization and acquisition and integration costs	(260)	(0.01)	(103)	(0.00)
Release of valuation allowance on deferred tax assets	—	—	(5,625)	(0.16)

Adjusted net income	$7,018	$0.16	$6,850	$0.20

Per share totals may not add due to rounding.

The following is a reconciliation of net income in accordance with GAAP to non-GAAP adjusted net income for the six-month periods ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
	(in thousands) Amount	Fully Diluted Earnings per Share	(in thousands) Amount	Fully Diluted Earnings per Share
GAAP net income	$6,185	$0.14	$11,506	$0.33
Adjustments to net income:
Acquisition and integration costs	1,508	0.03	2,787	0.08
Intangible amortization	5,298	0.12	1,484	0.04
Inventory step-up charges	—	—	224	0.01
Non-cash interest expense	2,089	0.05	1,956	0.06
Tax effect of intangible amortization and acquisition and integration costs	(531)	(0.01)	(204)	(0.01)
Release of valuation allowance on deferred tax assets	—	—	(5,625)	(0.16)

Adjusted net income	$14,549	$0.33	$12,128	$0.35

Adjusted EBITDA

Adjusted EBITDA is measured by taking net income as reported in accordance with GAAP, excluding investment income, interest expense, taxes, depreciation and amortization, and excluding acquisition and integration costs and inventory step-up charges booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to adjusted EBITDA for the three- and six-month periods ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
GAAP net income	$2,738	$8,438	$6,185	$11,506
Adjustments to net income:
Investment income	(512)	(110)	(693)	(206)
Interest expense	1,669	1,601	3,321	3,187
Tax provision	629	(4,784)	1,757	(3,785)
Depreciation	1,314	929	2,598	1,858
Amortization	2,634	769	5,298	1,484

EBITDA	8,472	6,843	18,466	14,044
Other adjustments:
Acquisition and integration costs	853	2,385	1,508	2,787
Inventory step-up charges	—	—	—	224

Adjusted EBITDA	$9,325	$9,228	$19,974	$17,055

Liquidity and Capital Resources

We have financed our operations primarily through revenues derived from product sales, research grants, proceeds and royalties from license arrangements, sales of equity securities and issuance of convertible debt. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

At June 30, 2018, we had cash and cash equivalents of $175,611,000 compared to cash and cash equivalents of $173,759,000 at December 31, 2017.

Operating activities

For the six-month period ended June 30, 2018, our operating activities provided cash of $7,535,000 reflecting net income of $6,185,000 and non-cash charges totaling $15,202,000 primarily related to depreciation, amortization, non-cash interest expense, deferred tax expense and stock-based compensation charges. An increase in accounts receivable consumed $4,788,000 of cash, and was primarily driven by the 47% year-to-date increase in revenues. An increase in inventory consumed $3,096,000 of cash, related to increasing inventory levels to accommodate future revenue growth. Payments of accounts payable and accrued liabilities consumed $4,686,000 of cash, and were mainly due to the timing of payments of payables and payment of 2017 incentive compensation programs. The remaining cash flow used in operations resulted from net unfavorable changes in various other working capital accounts.

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

Investing activities

Our investing activities consumed $4,412,000 of cash related to capital expenditures for the six-month period ended June 30, 2018. Our investing activities provided $14,132,000 for the six-month period ended June 30, 2017, primarily due to net redemptions of marketable securities of $16,808,000 offset by $2,676,000 used for fixed asset additions.

Financing activities

For the six-month period ended June 30, 2018, our financing activities provided $1,479,000 of cash. We received proceeds of $1,490,000 from stock option exercises, partially offset by cash outlays of $11,000 related to the conversion of certain convertible senior notes in the first quarter of 2018. For the six-month period ended June 30, 2017, our financing activities used $172,000 of cash. We made contingent consideration payments of $1,677,000 related to the initial valuation of the likelihood that the 2016 XCell™ ATF sales milestones and Atoll revenue growth milestones would be achieved. These payments were partially offset by proceeds from stock option exercises totaling $1,505,000.

We do not currently use derivative financial instruments.

Working capital decreased by approximately $85,781,000 to $131,790,000 at June 30, 2018 from $217,571,000 at December 31, 2017 due to the various changes noted above.

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

Contractual Obligations and Commitments

In February 2018, we entered into an agreement to lease 63,761 square feet of office and manufacturing space in Marlborough, Massachusetts from U.S. REIF 111 Locke Drive Massachusetts, LLC (the “Premises”).

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

Other than the lease detailed above, there were no material changes to our contractual obligations during the three- and six-month periods ended June 30, 2018. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements as of June 30, 2018.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, agreements with our current or potential customers, product candidate research, development and regulatory approval, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources, repayment of our convertible senior notes and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with: the success of current and future collaborative or supply relationships, including our agreements with GE Healthcare and MilliporeSigma, our ability to successfully grow our bioprocessing business, including as a result of acquisitions, commercialization or partnership opportunities, and our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition, our ability to compete with larger, better financed life sciences companies, our history of losses and expectation of incurring losses, our ability to generate future revenues, our ability to successfully integrate our recently acquired businesses, our ability to raise additional capital to fund potential acquisitions, our volatile stock price, and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We have historically invested funds in U.S. Government and agency securities. As a result, we have been exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise. As of June 30, 2018, we do not have any such investments; however, we may seek to invest funds in similar investment vehicles in the future, as specified in our investment policy guidelines. Our investment policy limits the amount of our credit exposure to any one issuer, (with the exception of U.S. government and agency securities) and type of instrument.

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

Changes in Internal Control

We acquired Spectrum LifeSciences, LLC (“Spectrum”) in August 2017. The financial results of Spectrum are included in our consolidated financial statements as of and for the three- and six-month periods ended June 30, 2018. Spectrum represented approximately $36,331,000 of our total assets as of June 30, 2018 and $24,031,000 of revenues for the six-month period ended June 30, 2018. As this acquisition occurred during the second half of 2017, the scope of our assessment of our internal control over financial reporting does not include Spectrum. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. We are actively reviewing and updating Spectrum’s internal control policies and procedures, and management will include Spectrum in its report on internal control over financial reporting as of and for the year ended December 31, 2018.

Effective January 1, 2018, we adopted the provisions of ASC 606, “Revenue from Contracts with Customers.” As part of the adoption of this standard, we reviewed our control procedures and have modified certain of our processes to ensure compliance with the new standard.

Other than the foregoing, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

At our 2018 Annual Meeting of Stockholders held on May 16, 2018, our stockholders approved the Repligen Corporation 2018 Stock Option and Incentive Plan (the “2018 Plan”), which was previously approved by our board of directors on April 3, 2018. The 2018 Plan provides for the grant of equity awards for up to an aggregate of 2,778,000 shares of our common stock, plus the number of shares of stock available for issuance under our Amended and Restated 2012 Stock Option and Incentive Plan. A summary of the material terms and conditions of the 2018 Plan is set forth in our definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 20, 2018, as amended (the “Proxy Statement”). The full text of the 2018 Plan is filed as Annex B to the Proxy Statement and is incorporated by reference as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation, dated September 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of Repligen Corporation, effective as of May 16, 2014 (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 19, 2014 and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 23, 2017 and incorporated herein by reference).

Exhibit Number	Document Description

10.1 +	2018 Repligen Corporation Stock Option and Incentive Plan.

31.1 +	Rule 13a-14(a)/15d-14(a) Certification.

31.2 +	Rule 13a-14(a)/15d-14(a) Certification.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following materials from Repligen Corporation on Form 10-Q for the quarterly period ended June 30, 2018, formatted in Extensible Business Reporting Language (xBRL): (i) Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

+	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: August 2, 2018	By:	/S/ TONY J. HUNT
Tony J. Hunt
President and Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: August 2, 2018	By:	/S/ JON SNODGRES
Jon Snodgres
Chief Financial Officer
(Principal financial officer)
Repligen Corporation