Form 10-Q
period 2018-09-30
REPLIGEN CORP
filed 2018-11-01
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 29, 2018.

Class	Number of Shares
Common Stock, par value $.01 per share	43,859,319

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$190,304	$173,759
Accounts receivable, less reserve for doubtful accounts of $164 at September 30, 2018 and $58 at December 31, 2017, respectively	30,784	27,585
Royalties and other receivables	46	153
Inventories, net	42,284	39,004
Prepaid expenses and other current assets	3,830	2,281

Total current assets	267,248	242,782
Property, plant and equipment, net	29,359	22,417
Intangible assets, net	136,534	144,753
Goodwill	326,977	327,333
Other assets	2,007	6,234

Total assets	762,125	$743,519

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,482	$7,282
Accrued liabilities	17,964	17,929
Convertible senior notes, current portion	102,400	—

Total current liabilities	129,846	25,211

Convertible senior notes, net	—	99,250
Deferred tax liabilities	21,120	25,167
Other long-term liabilities	4,672	2,343

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.01 par value, 80,000,000 shares authorized, 43,853,389 shares at September 30, 2018 and 43,587,079 shares at December 31, 2017 issued and outstanding	439	436
Additional paid-in capital	639,027	628,983
Accumulated other comprehensive loss	(11,773)	(6,363)
Accumulated deficit	(21,206)	(31,508)

Total stockholders’ equity	606,487	591,548

Total liabilities and stockholders’ equity	$762,125	$743,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Product revenue	$49,500	$36,514	$142,042	$99,516
Royalty and other revenue	29	66	48	108

Total revenue	49,529	36,580	142,090	99,624

Operating expenses:
Cost of product revenue	22,183	19,987	62,939	47,913
Research and development	3,601	2,001	12,669	5,603
Selling, general and administrative	15,859	14,998	48,347	35,365

Total operating expenses	41,643	36,986	123,955	88,881

Income (loss) from operations	7,886	(406)	18,135	10,743
Other income (expenses):
Investment income	558	102	1,251	308
Interest expense	(1,687)	(1,618)	(5,008)	(4,804)
Other (expenses) income	(134)	(100)	187	(548)

Total other expenses, net	(1,263)	(1,616)	(3,570)	(5,044)

Income (loss) before income taxes	6,623	(2,022)	14,565	5,699
Income tax provision (benefit)	1,829	(6,691)	3,586	(10,476)

Net income	$4,794	$4,669	$10,979	$16,175

Earnings per share:
Basic	$0.11	$0.11	$0.25	$0.44

Diluted	$0.10	$0.11	$0.24	$0.43

Weighted average shares outstanding:
Basic	43,822,472	41,236,554	43,728,503	36,435,591

Diluted	45,828,175	42,563,002	45,132,115	37,386,333

Other comprehensive income:
Unrealized gain on investments	—	—	—	5
Foreign currency translation (loss) gain	(630)	2,025	(5,410)	7,097

Comprehensive income	$4,164	$6,694	$5,569	$23,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$10,979	$16,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,775	6,374
Provision for doubtful accounts	107	—
Non-cash interest expense	3,160	2,958
Stock-based compensation expense	7,672	4,845
Deferred tax expense	472	(13,062)
Loss on conversion of convertible senior notes	1	—
Loss on disposal of assets	—	64
Changes in assets and liabilities:
Accounts receivable	(1,583)	(8,472)
Other receivables	(149)	196
Inventories	(4,805)	699
Prepaid expenses and other current assets	(1,437)	(739)
Other assets	(1,348)	(704)
Accounts payable	3,354	159
Accrued liabilities	(1,070)	(6,089)
Long-term liabilities	87	(171)

Net cash provided by operating activities	27,215	2,233

Cash flows from investing activities:
Acquisition of Spectrum Inc., net of cash received	—	(112,941)
Purchases of marketable securities	—	(48)
Redemptions of marketable securities	—	19,600
Purchases of property, plant and equipment	(8,580)	(3,686)

Net cash used in investing activities	(8,580)	(97,075)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	129,309
Exercise of stock options	2,374	2,035
Repayment of senior convertible notes	(11)	—
Payment of contingent consideration	—	(1,702)

Net cash provided by financing activities	2,363	129,642

Effect of exchange rate changes on cash and cash equivalents	(4,453)	2,633

Net increase in cash, cash equivalents and restricted cash	16,545	37,433
Cash, cash equivalents and restricted cash, beginning of period	173,759	122,233

Cash, cash equivalents and restricted cash, end of period	$190,304	$159,666

Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Income taxes	$3,120	$3,555

Interest	$1,222	$1,222

Non-cash investing and financing activities:
Non-cash effect of adoption of ASU 2016-16	$5,609	$—

Payment of contingent consideration in common stock	$—	$1,062

Stock tendered for acquisition of Spectrum	$—	$247,575

Property, plant and equipment related to lease incentives	$2,270	$—

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Repligen Sweden AB (“Repligen Sweden”), Repligen GmbH, Repligen Singapore Pte. Ltd., our former subsidiary, TangenX Technology Corporation (“TangenX,” which was acquired on December 14, 2016 and merged into the Company as of June 30, 2017) and Spectrum LifeSciences, LLC (“Spectrum,” which was acquired on August 1, 2017). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Accounting Standards Updates

We consider the applicability and impact of all Accounting Standards Updates on our condensed consolidated financial statements. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations. Recently issued Accounting Standards Updates which we feel may be applicable to us are as follows:

Recently Issued Accounting Standard Updates – Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2016-02, “Leases (Topic 842).” Subsequently, the FASB issued additional updates which clarify this guidance, including ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transitioning to Topic 842,” in January 2018, which allows an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of Topic 842, and ASU 2018-11, “Leases – Targeted Improvements (Topic 842),” in July 2018, that gives entities the option to not provide comparative period financial statements and instead apply the transition requirements as of the effective date of the new standard. The Company plans to adopt the new standard using this optional method. Pursuant to the guidance under ASU 2016-02, the Company also plans to elect the optional package of practical expedients, which will allow the Company to not reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The new standard also allows entities to make certain policy elections, some of which the Company also plans to elect, including: a policy to not record short-term leases on the balance sheet. The Company is currently working through lease contract scoping, design and implementation of transition related controls, and finalization of accounting elections. The Company is still assessing the impact this standard will have on its consolidated financial statements and disclosures; however, it anticipates that the new standard will result in the Company recording additional right of use assets and corresponding liabilities on its consolidated balance sheet.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the “Act”). For all entities, the guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Entities can choose whether to apply the amendments retrospectively to each period in which the effect of the Act is recognized or to apply the amendments in the period of adoption. The Company has not assessed the impact of the new standard on its consolidated financial statements but does not expect its adoption to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 includes amendments that aim to improve the effectiveness of fair value measurement disclosures. The amendments in this guidance modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, “Conceptual Framework for Financial Reporting – Chapter 8: Notes to Financial Statements,” including the consideration of costs and benefits. The amendments become effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The guidance becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

Recently Issued Accounting Standard Updates – Adopted During the Period

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”) which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” and creates a new Topic 606, “Revenue from Contracts with Customers.” Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The adoption of this ASU included updates as provided under ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”; ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The Company adopted the provisions of ASC 606 using the modified retrospective method effective January 1, 2018. See Note 3 for further discussion of the effects of this standard on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 203): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses eight specific cash flow issues and clarifies their presentation and classification in the Statement of Cash Flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively with early adoption permitted. The Company has historically classified payments up to the amount of its contingent consideration liability recognized at the date of its acquisition as financing activities, with additional payments classified as operating activities. Because the Company has classified its contingent consideration payments as required by this standard, the adoption of this standard did not have any impact on its consolidated financial statements when applied on a retrospective basis.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 requires that the income tax consequences of an intra-entity asset transfer other than inventory are recognized at the time of the transfer. An entity will continue to recognize the income tax consequences of an intercompany transfer of inventory when the inventory is sold to a third party. The Company adopted this standard on a modified-retrospective basis on January 1, 2018. See Note 12 for a discussion of the impact of this ASU on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires that the statement of cash flows explain the change during the period in the total cash, which is inclusive of cash and cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. The Company adopted this standard on a retrospective basis on January 1, 2018. The adoption resulted in an increase to cash, cash equivalents and restricted cash of $450,000 in the statement of cash flows at December 31, 2016 and September 30, 2017. The Company did not hold any restricted cash at December 31, 2017 or September 30, 2018.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” eliminating the requirement to calculate the implied fair value, essentially eliminating step two from the goodwill impairment test. ASU 2017-04 requires goodwill impairment to be based upon the results of step one of the impairment test, which is defined as the excess of the carrying value of a reporting unit over its fair value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard is effective for the Company on a prospective basis beginning on January 1, 2020, with early adoption permitted. The Company adopted this standard as of January 1, 2018, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Spectrum’s filtration products include its KrosFlo® line of hollow fiber cartridges, tangential flow filtration (“TFF”) systems and single-use flow path consumables, as well as its Spectra/Por® portfolio of laboratory dialysis products and its Pro-Connex® single-use hollow fiber Module-Bag-Tubing sets. Outside of filtration, Spectrum products include Spectra/Chrom® liquid chromatography products for research applications. These bioprocessing products account for the majority of Spectrum revenues. Spectrum also offers a line of operating room products.

Consideration Transferred

The Company accounted for the Spectrum Acquisition as a purchase of a business under ASC 805, “Business Combinations.” The Spectrum Acquisition was funded through payment of approximately $122.9 million in cash, issuance of 6,153,995 unregistered shares of the Company’s common stock totaling $247.6 million and a working capital adjustment of $425,000 for a total purchase price of $370.9 million. Under the acquisition method of accounting, the assets of Spectrum were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net assets acquired was $370.9 million.

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

The total consideration transferred follows (amounts in thousands):

Cash consideration	$122,932
Equity consideration	247,575
Working capital adjustment	425

Net assets acquired	$370,932

Acquisition and integration-related costs are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred. The Company has incurred $2,313,000 in integration costs related to the Spectrum Acquisition for the nine-month period ended September 30, 2018 and $7,060,000 in acquisition and integration costs for the year ended December 31, 2017. These costs are primarily included in selling, general and administrative expenses in the consolidated statements of operations.

Fair Value of Net Assets Acquired

The amounts recorded for the assets acquired and liabilities assumed are final, based on the facts and circumstances that existed as of the acquisition date. The components and allocation of the purchase price consists of the following amounts (amounts in thousands):

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

Revenue, Net Income and Pro Forma Presentation

The Company recorded revenue from Spectrum of $13,188,000 and $37,220,000 for the three- and nine-month periods ended September 30, 2018, respectively, and $19,394,000 from August 1, 2017, the date of acquisition, through December 31, 2017. The Company has included the operating results of Spectrum in its consolidated statements of operations since the August 1, 2017 acquisition date. The following table presents unaudited supplemental pro forma information as if the Spectrum Acquisition had occurred as of January 1, 2016 (amounts in thousands, except per share data):

Pro-forma Nine Months Ended September 30, 2017
Total revenue	121,301
Net income	14,994
Earnings per share:
Basic	$0.36

Diluted	$0.36

The unaudited pro forma information for the nine-month period ended September 30, 2017 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. The unaudited pro forma net income for the nine-month period ended September 30, 2017 was adjusted to exclude acquisition-related transaction costs, as these expenses would have been incurred in the prior year assuming the Spectrum Acquisition closed on January 1, 2016.

These unaudited pro forma condensed consolidated financial results include certain adjustments to reflect the unaudited pro forma results of operations as if the acquisition had occurred as of January 1, 2016. The unaudited pro forma information does not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The unaudited pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combinations occurred at the beginning of the period presented, or of future results of the consolidated entities.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of September 30, 2018.

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

Disaggregation of Revenue

Revenues for the three- and nine-month periods ended September 30, 2018 and 2017 were as follows (amounts in thousands, except percentages):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Product revenue	$49,500	$36,514	$12,986	35.6%	$142,042	$99,516	$42,526	42.7%
Royalty and other revenue	29	66	(37)	(56.1%)	48	108	(60)	(55.6%)

Total revenues	$49,529	$36,580	$12,949	35.4%	$142,090	$99,624	$42,466	42.6%

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

The following tables disaggregate the Company’s revenue from contracts with customers by geographic region (amounts in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
North America	$24,064	$16,428	$66,575	$40,203
Europe	19,328	16,374	58,497	49,322
Asia and Australia	6,075	3,630	16,731	9,949
Other	62	148	287	150

Total	$49,529	$36,580	$142,090	$99,624

Revenue from significant customers is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
MilliporeSigma	$8,791	$5,191	$24,181	$17,727
GE Healthcare	$7,743	$6,254	$22,253	$24,285

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

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of September 30, 2018 (amounts in thousands):

2018
Balances from contracts with customers only:
Accounts receivable	$30,784
Deferred revenue	1,234
Revenue recognized in the three-month period relating to:
The beginning deferred revenue balance	$441
Changes in pricing related to products or services satisfied in previous periods	—

The timing of revenue recognition, billings and cash collections results in the accounts receivables and deferred revenue balances on the Company’s consolidated balance sheets. There were no impairment losses on receivables during the three- and nine-month periods ending September 30, 2018.

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

4.	Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income by component (amounts in thousands):

Foreign Currency Translation Gain/ (Loss)
Balance at December 31, 2017	$(6,363)
Foreign currency translation loss	$(5,410)

Balance at September 30, 2018	$(11,773)

5.	Earnings Per Share

The Company reports earnings per share in accordance with ASC Topic 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options. Under the treasury stock method, unexercised “in-the-money” stock options and warrants are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting are considered participating securities and are considered in the calculation of basic and diluted earnings per share. There were no such participating securities outstanding during the three- and nine-month periods ended September 30, 2018 and 2017.

Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average common shares	43,822,472	41,236,554	43,728,503	36,435,591
Dilutive common stock options and restricted stock units	651,265	484,242	511,433	454,340
Dilutive effect of convertible senior notes	1,354,438	842,206	892,179	496,402

Weighted average common shares, assuming dilution	45,828,175	42,563,002	45,132,115	37,386,333

At September 30, 2018, there were outstanding options to purchase 1,033,312 shares of the Company’s common stock at a weighted average exercise price of $26.99 per share and 707,716 restricted stock units. For the three- and nine-month periods ended September 30, 2018, 329,409 and 485,520 options to purchase shares of the Company’s common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

At September 30, 2017, there were outstanding options to purchase 749,669 shares of the Company’s common stock at a weighted average exercise price of $20.84 per share and 515,468 restricted stock units. For the three- and nine-month periods ended September 30, 2017, 162,544 and 326,572 options to purchase shares of the Company’s common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

As provided by the terms of the indenture underlying the Company’s 2.125% Convertible Senior Notes due 2021 (the “Notes”), the Company has a choice to settle the conversion obligation for the Notes in cash, shares or any combination of the two. The Company currently intends to settle the par value of the Notes in cash and any excess conversion premium in shares. The Company applies the provisions of ASC 260, “Earnings Per Share,” subsection 10-45-44, to determine the diluted weighted average shares outstanding as it relates to the conversion spread on the Notes. Accordingly, the par value of the Notes will not be included in the calculation of diluted income per share, but the dilutive effect of the conversion premium will be considered in the calculation of diluted net income per share using the treasury stock method. The dilutive impact of the Notes is based on the difference between the Company’s current period average stock price and the conversion price of the Notes, provided there is a premium. Pursuant to this accounting standard, there is no dilution from the accreted principal of the Notes as of September 30, 2018 and September 30, 2017.

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

Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead. Inventories consist of the following (amounts in thousands):

	September 30, 2018	December 31, 2017
Raw Materials	$24,349	$21,678
Work-in-process	6,278	4,756
Finished products	11,657	12,570

Total	$42,284	$39,004

7.	Property, Plant and Equipment

Property, plant and equipment consist of the following (amounts in thousands):

	September 30, 2018	December 31, 2017
Land	$1,023	$1,023
Buildings	764	764
Leasehold improvements	15,940	15,673
Equipment	23,405	21,904
Furniture and fixtures	5,156	4,272
Construction in progress	10,086	2,581

Total property, plant and equipment	56,374	46,217
Less: accumulated depreciation	(27,015)	(23,800)

Property, plant and equipment, net	$29,359	$22,417

Depreciation expense totaled approximately $3,871,000 and $2,988,000 for the nine-month periods ended September 30, 2018 and 2017, respectively.

8.	Intangible Assets

Intangible assets are amortized over their useful lives using the straight-line method, as applicable, and the amortization expense is recorded within selling, general and administrative expense in the Company’s condensed consolidated statements of comprehensive income.

The Company reviews its indefinite-lived intangible assets not subject to amortization to determine if adverse conditions exist or a change in circumstances exists that would indicate an impairment. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at September 30, 2018.

Intangible assets consisted of the following at September 30, 2018 (amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$51,689	$(5,221)	19
Patents	240	(240)	8
Customer relationships	101,563	(14,821)	14
Trademark – definite lived	2,160	(131)	20
Trademark – indefinite lived	700	—	—
Other intangibles	1,061	(466)	3

Total intangible assets	$157,413	$(20,879)	16

Intangible assets consisted of the following at December 31, 2017 (amounts in thousands):

	Gross Carrying Amount	Accumulated Amortization	Weighted Average Useful Life (in years)
Technology – developed	$51,801	$(3,201)	19
Patents	240	(238)	8
Customer relationships	102,120	(9,636)	14
Trademarks – definite lived	2,160	(47)	20
Trademarks – indefinite lived	700	—	—
Other intangibles	1,063	(209)	3

Total intangible assets	$158,084	$(13,331)	16

Amortization expense for amortized intangible assets was approximately $7,906,000 and $3,476,000 for the nine-month periods ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the Company expects to record amortization expense as follows (amounts in thousands):

Years Ending	Amortization Expense
December 31, 2018 (three months remaining)	$2,636
December 31, 2019	10,433
December 31, 2020	9,854
December 31, 2021	9,363
December 31, 2022	9,361

9.	Accrued Liabilities

Accrued liabilities consist of the following (amounts in thousands):

	September 30, 2018	December 31, 2017
Employee compensation	$7,986	$9,560
Taxes	2,719	1,668
Related party payable	1,728	—
Royalty and license fees	1,065	1,383
Accrued purchases	261	1,191
Warranties	605	598
Professional fees	563	947
Deferred revenue	1,234	960
Other accrued expenses	1,803	1,622

Total	$17,964	$17,929

10.	Convertible Senior Notes

The carrying value of the Notes is as follows (amounts in thousands):

	September 30, 2018	December 31, 2017
2.125% Convertible Senior Notes due 2021:
Principal amount	$114,989	$115,000
Unamortized debt discount	(10,706)	(13,395)
Unamortized debt issuance costs	(1,883)	(2,355)

Total Convertible Senior Notes	$102,400	$99,250
Less: Current portion	(102,400)	—

Total Convertible Senior Notes, long-term	$—	$99,250

On May 24, 2016, the Company issued $115.0 million aggregate principal amount of its Notes. The net proceeds from the sale of the Notes, after deducting the underwriting discounts and commissions and other related offering expenses, were approximately $111.1 million. The Notes bear interest at the rate of 2.125% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2016.

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

During the third quarter of 2018, the closing price of the Company’s common stock exceeded 130% of the conversion price of the Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the Notes are convertible at the option of the holders of the Notes during the fourth quarter of 2018, the quarter immediately following the quarter when the conditions were met, as stated in the terms of the Notes. These terms were also met in the second quarter of 2018 and as a result, the Company reclassified the carrying value of the Notes from long-term liabilities to current liabilities on the Company’s consolidated balance sheet as of June 30, 2018. As of September 30, 2018, the if-converted value of the Notes exceeded the aggregate principal amount by approximately $87.4 million. As of the date of this filing, no Notes were converted by the holders of such Notes in the third quarter of 2018. In the event the closing price conditions are met in the fourth quarter of 2018 or a future fiscal quarter, the Notes will be convertible at a holder’s option during the immediately following fiscal quarter.

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

The Notes contain customary terms and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the holders of at least 25% in aggregate principal amount of the outstanding Notes may declare 100% of the principal of, and any accrued and unpaid interest on, all of the Notes to be due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Notes will become due and payable automatically. Notwithstanding the foregoing, the Notes provide that, to the extent the Company elects and for up to 270 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants consist exclusively of the right to receive additional interest on the Notes. The Company is not aware of any events of default, current events or market conditions that would allow holders to call or convert the Notes as of September 30, 2018.

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

Interest expense recognized on the Notes during the three-month period ended September 30, 2018 includes $611,000, $911,000 and $160,000 for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. Interest expense recognized on the Notes during the nine-month period ended September 30, 2018 includes $1,833,000, $2,687,000 and $473,000 for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the Notes is 6.6%, which includes the interest on the Notes, amortization of the debt discount and debt issuance costs. As of September 30, 2018, the carrying value of the Notes was approximately $102.4 million and the fair value of the principal was approximately $202.4 million. The fair value of the Notes was determined based on the most recent trade activity of the Notes as of September 30, 2018.

11.	Stock-Based Compensation

For the three-month periods ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense of approximately $2,779,000 and $1,817,000, respectively, for share-based awards granted under the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan”), the Repligen Corporation Amended and Restated 2012 Stock Option and Incentive Plan (the “2012 Plan,”), and the Repligen Corporation 2018 Stock Option and Incentive Plan (the “2018 Plan,” and together with the 2001 Plan and the 2012 Plan, the “Plans”). The Company recorded stock-based compensation expense of approximately $7,672,000 and $4,845,000 for the nine-month periods ended September 30, 2018 and 2017, respectively, for share-based awards granted under the Plans.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of comprehensive income (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of product revenue	$277	$197	$777	$491
Research and development	253	127	650	338
Selling, general and administrative	2,249	1,493	6,245	4,016

Total	$2,779	$1,817	$7,672	$4,845

The 2018 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock units (“RSUs”) and other equity awards. Employee grants under the Plans generally vest over a three- to five-year period, with 20%-33% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options and RSUs issued to non-employee directors under the Plans generally vest over one year. In the first quarter of 2018, to create a longer-term retention incentive, the Company’s Compensation Committee granted long-term incentive compensation awards to its Chief Executive Officer consisting of both stock options and RSUs that are subject to time-based vesting over nine years. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At September 30, 2018, options to purchase 1,033,312 shares and 707,716 RSUs were outstanding under the Plans. At September 30, 2018, 2,906,351 shares were available for future grant under the 2018 Plan.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards on the grant date, and the Company uses the value of the common stock as of the grant date to value RSUs. The Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. The Company recognizes expense on awards with service based vesting over the employee’s requisite service period on a straight-line basis. In the third quarter of 2017, the Company issued performance stock units to certain employees related to the Spectrum Acquisition which are tied to the achievement of certain revenue and gross margin metrics and the passage of time. Additionally, in the first quarter of 2018, the Company issued performance stock units to certain individuals which are tied to the achievement of certain 2018 revenue metrics and the passage of time. The Company recognizes expense on performance based awards over the vesting period based on the probability that the performance metrics will be achieved. The Company recognizes stock-based compensation expense for options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted for estimated forfeitures.

Information regarding option activity for the nine-month period ended September 30, 2018 under the Plans is summarized below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	(in thousands) Aggregate Intrinsic Value
Options outstanding at December 31, 2017	734,940	$20.80
Granted	439,678	34.79
Exercised	(131,718)	18.02
Forfeited/cancelled	(9,588)	29.71

Options outstanding at September 30, 2018	1,033,312	$26.99	7.38	$29,421

Options exercisable at September 30, 2018	444,446	$18.73	5.29	$16,325

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	(in thousands) Aggregate Intrinsic Value
Vested and expected to vest at September 30, 2018 (1)	986,509	$26.64	7.29	$28,429

(1)

Represents the number of vested options as of September 30, 2018 plus the number of unvested options expected to vest as of September 30, 2018 based on the unvested outstanding options at September 30, 2018 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on September 28, 2018, the last trading day of the nine-month period ended September 30, 2018, of $55.46 per share and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 30, 2018.

The weighted average grant date fair value of options granted during the nine-month periods ended September 30, 2018 and 2017 was $18.56 and $16.94, respectively. The total fair value of stock options that vested during the nine-month periods ended September 30, 2018 and 2017 was approximately $2,113,000 and $2,074,000, respectively.

Information regarding RSU and performance stock unit activity for the nine-month period ended September 30, 2018 under the Plans is summarized below:

	Units Outstanding	Weighted- Average Remaining Contractual Term (in years)	(in thousands) Aggregate Intrinsic Value
Restricted and performance stock units outstanding at December 31, 2017	505,235
Granted	385,461
Vested	(134,590)
Forfeited/cancelled	(48,390)

Restricted stock units outstanding at September 30, 2018	707,716	3.94	$39,250

Vested and expected to vest at September 30, 2018 (1)	649,985	3.43	$36,048

(1)

Represents the number of unvested RSUs expected to vest as of September 30, 2018 based on the unvested outstanding RSUs at September 30, 2018 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (equal to the closing price of the common stock on September 28, 2018, the last trading day of the nine-month period ended September 30, 2018, of $55.46 per share) that would have been received by the RSU holders had all RSUs vested on September 28, 2018. The aggregate intrinsic value of RSUs vested during the nine-month periods ended September 30, 2018 and 2017 was approximately $5,165,000 and $3,480,000, respectively.

The weighted average grant date fair value of RSUs granted during the nine-month periods ended September 30, 2018 and 2017 was $35.13 and $36.85, respectively. The total grant date fair value of RSUs that vested during the nine-month periods ended September 30, 2018 and 2017 was approximately $4,065,000 and $2,565,000, respectively.

As of September 30, 2018, there was $28,360,000 of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 4.51 years.

12.	Income Taxes

The Company’s effective tax rate for the three- and nine-month periods ended September 30, 2018 was 27.6% and 24.6%, respectively, compared to 330.9% and (183.8%), respectively, for the corresponding periods in the prior year. The effective tax rate for the three- and nine-month periods ended September 30, 2018 was higher than the U.S. statutory rate of 21% due to state tax effects and the impact of the Global Intangible Low-Taxed Income (“GILTI”) tax enacted as part of the Act enacted in December 2017. For the three- and nine-month periods ended September 30, 2017, the effective tax rate was lower than the U.S. statutory tax rate of 34% primarily due to the sale of intellectual property from Repligen Corporation to Repligen Sweden AB. The Company utilized certain of its U.S. deferred tax assets as a result of this sale and reduced its valuation allowance on these deferred tax assets by approximately $9,200,000 in the second quarter of 2017. The Company recorded a tax benefit of $5,625,000 on the Company’s consolidated statements of comprehensive income as a result of the sale of the intellectual property.

ASU 2016-16,“Intra-Entity Transfers of Assets Other Than Inventory,” requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized when the intra-entity transfer occurs rather than deferring recognition of income tax consequences until the transfer was made with an outside party. The Company adopted the provisions of this ASU in the first quarter of 2018. The adoption resulted in a decrease of $5,609,000 to other assets, a decrease of $4,932,000 to deferred tax liabilities and a decrease of $677,000 to accumulated deficit at January 1, 2018.

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

On December 22, 2017, the Act was signed into law. The Act made significant changes to federal tax law, including, but not limited to, a reduction in the federal income tax rate from 35% to 21%, taxation of certain global intangible low-taxed income, allowing for immediate expensing of qualified assets, stricter limits on deductions for interest and certain executive compensation, and a one-time transition tax on previously deferred earnings of certain foreign subsidiaries. Due to the complexities involved in accounting for the enactment of the Act, the SEC issued Staff Accounting Bulletin No. (“SAB”) 118, which allows a registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Under the SAB 118 guidance, the Company has determined that although its accounting for the effect of certain provisions of the Act is incomplete, it is able to make reasonable estimates for certain effects of tax reform and therefore have recorded provisional amounts.

The Act lowered the Company’s U.S. statutory federal tax rate from 35% to 21% effective January 1, 2018. The Company recorded a tax benefit of $12,812,000 in the year ended December 31, 2017 for the reduction in its US deferred tax assets and liabilities resulting from the rate change.

The Company is subject to a territorial tax system under the Act, in which the Company is required to provide for tax on GILTI earned by certain foreign subsidiaries. Additionally, the Company is required to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. As of September 30, 2018, the Company is still evaluating the effects of the GILTI provisions as guidance and interpretations continue to emerge. Therefore, the Company has not determined its accounting policy on the GILTI provisions. However, the standard requires that the Company reflects the impact of the GILTI provisions as a period expense until the accounting policy is finalized. Therefore, the Company has included the provisional estimate of GILTI related to current-year operations in its estimated annual effective tax rate only and will be updating the impact and accounting policy as the analysis related to the GILTI provisions is completed.

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

The Company anticipates that future guidance and interpretations with respect to the Act will cause the Company to further adjust its provisional amounts recorded as of December 31, 2017. No further adjustments have been made to these provisional amounts in 2018. Any measurement period adjustments will be reported as a component of provision for income taxes in the reporting period the amounts are determined. The final accounting will be completed no later than one year from the enactment of the Act.

The Company’s tax returns are subject to examination by federal, state and international tax authorities for the following periods:

Jurisdiction	Fiscal Years Subject to Examination
United States – federal and state	2015-2017
Sweden	2011-2017
Germany	2017
Netherlands	2012-2017

13.	Fair Value Measurement

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

As of September 30, 2018 and December 31, 2017, the Company had no assets or liabilities for which fair value measurement is either required or has been elected to be applied.

In May 2016, the Company issued $115.0 million aggregate principal amount of the Notes due June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2016. As of September 30, 2018, the carrying value of the Notes was approximately $102.4 million, net of unamortized discount, and the fair value of the Notes was approximately $202.4 million. The fair value of the Notes was determined based on the most recent trade activity of the Notes as of September 30, 2018. These valuations are Level 1 valuations, as the valuations are based on unadjusted quoted prices in active markets that the Company has the ability to access. The Notes are discussed in more detail in Note 10, “Convertible Senior Notes.”

There were no re-measurements to fair value during the nine-month period ended September 30, 2018 of financial assets and liabilities that are not measured at fair value on a recurring basis.

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

Future minimum rental commitments under the Company’s leases as of September 30, 2018 are as follows (amounts in thousands):

Minimum Rental Commitments
2018 (three months remaining)	$893
2019	3,425
2020	3,266
2021	2,957
2022	2,049
Thereafter	4,872

15.	Related Party Transactions

Certain facilities leased by Spectrum are owned by the former owner of Spectrum, who currently holds greater than 10% of the Company’s outstanding common stock. The lease amounts paid to this shareholder were negotiated in connection with the Spectrum Acquisition. The Company has incurred rent expense totaling $555,000 for the nine-month period ended September 30, 2018 related to these leases.

As part of the Spectrum Acquisition, the Company is responsible for filing all tax returns for Spectrum for the period from January 1, 2017 through July 31, 2017, the day before the Spectrum Acquisition. The Company is responsible for collecting any tax refunds from federal and state authorities and remitting these refunds to the former shareholders of Spectrum, including the former owner of Spectrum who currently holds greater than 10% of the Company’s outstanding common stock. As of September 30, 2018, the Company has accrued $1,728,000 of these refunds payable to the Spectrum shareholders, net of $207,000 of expenses paid by the Company on behalf of Spectrum for tax preparation and other fees. These amounts are included in accrued liabilities on the Company’s consolidated balance sheet.

16.	Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s sole operating segment.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
North America	49%	45%	47%	40%
Europe	39%	45%	41%	50%
Asia and Australia	12%	10%	12%	10%
Other	0%	0%	0%	0%

Total	100%	100%	100%	100%

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
MilliporeSigma	18%	14%	17%	18%
GE Healthcare	16%	17%	16%	24%

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable are as follows:

	September 30, 2018	December 31, 2017
GE Healthcare	21%	11%
MilliporeSigma	14%	19%

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

Prior to 2012, the Company was focused on drug development, with clinical trial costs supported by bioprocessing product sales. At that time our bioprocessing business was largely represented by sales of Protein A ligands, which we sell through long-term original equipment manufacturer (“OEM”) supply agreements. Our 2011 acquisition of Novozymes Biopharma Sweden AB further expanded our proteins product portfolio and provided the impetus to set a new direction for the company. By mid-2012, we permanently discontinued and have since divested all drug development programs. We retained our proteins OEM business and, through internal innovation and strategic acquisitions, we have built chromatography and filtration product offerings that we sell directly to biologics manufacturers. We continue to seek out strategic opportunities to strengthen and expand our bioprocessing business.

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

Our Protein products are represented by our Protein A affinity ligands and cell culture growth factor products. In addition to long-standing OEM supply agreements with GE Healthcare, MilliporeSigma and Purolite Life Sciences for these products, in June 2018 we secured an agreement with Navigo Proteins GmbH for the exclusive co-development of multiple affinity ligands for which Repligen holds commercialization rights. We are manufacturing and have agreed to supply the first of these ligands, NGL-Impact™ A, exclusively to Purolite Life Sciences, who will pair our high-performance ligand with their agarose jetting base bead technology used in Purolite’s Jetted A50 Protein A resin.

Our direct-to customer Chromatography product line includes a number of products used in the downstream purification and quality control of biological drugs, including a broad range of OPUS® pre-packed chromatography columns, chromatography resins and ELISA test kits.

Our direct-to-customer Filtration product line includes our XCell™ ATF system for use in upstream process intensification, our Sius™ TFF cassettes for use in downstream purification and formulation processes, our KrosFlo® line of hollow fiber cartridges and TFF systems, and our ProConnex® single-use tubing sets. With the addition of Spectrum LifeSciences LLC (“Spectrum”) in August 2017 (the “Spectrum Acquisition”), we now in-house manufacture hollow fiber filters that can be used in our XCell™ ATF systems and have increased our direct sales presence in Europe and Asia. In September 2018, we entered into a collaboration agreement with Sartorius Stedim Biotech (“SSB”) to integrate our XCell™ ATF cell retention control technology into SSB’s BIOSTAT® STR large-scale, single-use bioreactors, to create novel perfusion-enabled bioreactors. We continue to expand the applications for our bioprocessing products and to diversify our end markets beyond monoclonal antibodies to include vaccines, recombinant protein and gene therapies.

Critical Accounting Policies and Estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and our significant accounting policies in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Results of Operations

Revenues

Product revenues for the three- and nine-month periods ended September 30, 2018 and 2017 were as follows (amounts in thousands, except percentages):

	Three Months Ended September 30,				2018	Nine Months Ended September 30,
	2018	2017	$ Change	% Change		2017	$ Change	% Change
Product revenue	$49,500	$36,514	$12,986	35.6%	$142,042	$99,516	$42,526	42.7%
Royalty and other revenue	29	66	(37)	(56.1%)	48	108	(60)	(55.6%)

Total revenues	$49,529	$36,580	$12,949	35.4%	$142,090	$99,624	$42,466	42.6%

Sales of bioprocessing products increased 35.6% and 42.7% in the three- and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in the prior year. This increase was primarily due to continued adoption of our products by our key bioprocessing customers and for the three- and nine-month periods of 2018, the addition of revenues following the Spectrum Acquisition. Sales of our bioprocessing products are impacted by the timing of orders, development efforts at our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend.

Costs and operating expenses

Total costs and operating expenses for the three- and nine-month periods ended September 30, 2018 and 2017 were comprised of the following (amounts in thousands, except percentages):

	Three Months Ended September 30,				2018	Nine Months Ended September 30,
	2018	2017	$ Change	% Change		2017	$ Change	% Change
Cost of product revenue	$22,183	$19,987	$2,196	11.0%	$62,939	$47,913	$15,026	31.4%
Research and development	3,601	2,001	1,600	80.0%	12,669	5,603	7,066	126.1%
Selling, general and administrative	15,859	14,998	861	5.7%	48,347	35,365	12,982	36.7%

Total costs and operating expenses	$41,643	$36,986	$4,657	12.6%	$123,955	$88,881	$35,074	39.5%

Cost of product revenue increased 11.0% and 31.4% in the three- and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in the prior year. This increase is primarily due to the increased product revenues noted above. Gross margins may fluctuate in the fourth quarter of 2018 and future quarters based on expected production volume and product mix.

Research and development expenses increased by 80.0% and 126.1% in the three- and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in the prior year. This increase is driven by investments made in the second quarter of 2018 to expand our proteins product offerings through our development agreement with Navigo Proteins GmbH. Additionally, the increase is related to product development activities acquired as part of the Spectrum Acquisition and increased activity on our various bioprocessing product development projects.

Selling, general and administrative expenses increased 5.7% and 36.7% in the three- and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in the prior year. This increase is due to selling and administrative activities incurred following the Spectrum Acquisition, as well as the continued buildout of our administrative infrastructure to support future growth and continued expansion of our customer-facing activities to drive sales of our bioprocessing products.

Investment income

Investment income for the three- and nine-month periods ended September 30, 2018 and 2017 was as follows (amounts in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Investment income	$558	$102	$456	447.1%	$1,251	$308	$943	306.2%

Investment income includes income earned on invested cash balances. The increase in investment income in the three- and nine-month periods ended September 30, 2018 compared to the corresponding prior year periods is attributable to higher average invested cash balances and higher interest rates on such cash balances.

Interest expense

Interest expense for the three- and nine-month periods ended September 30, 2018 and 2017 was as follows (amounts in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest expense	$(1,687)	$(1,618)	$(69)	(4.3%)	$(5,008)	$(4,804)	$(204)	(4.2%)

Increases in interest expense in the three- and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in the prior year are attributable to interest expense related to the issuance of 2.125% Convertible Senior Notes due 2021 (the “Notes”) in May 2016.

Other (expenses) income

Other (expenses) income for the three- and nine-month periods ended September 30, 2018 and 2017 was as follows (amounts in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Other (expenses) income	$(134)	$(100)	$(34)	(34.0%)	$187	$(548)	$735	134.1%

Changes in other (expenses) income in the three- and nine-month periods ended September 30, 2018, respectively, compared to the corresponding periods in the prior year are primarily attributable to foreign currency gains and losses related to amounts due from non-Swedish kronor-based customers and cash balances denominated in U.S. dollars and British pounds held by Repligen Sweden AB.

Income tax provision (benefit)

Income tax provision (benefit) for the three- and nine-month periods ended September 30, 2018 and 2017 was as follows (amounts in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Income tax provision (benefit)	$1,829	$(6,691)	$8,520	127.3%	$3,586	$(10,476)	$14,062	134.2%

For the three- and nine-month periods ended September 30, 2018, we had income before taxes of $6,623,000 and $14,565,000, respectively, and recorded a tax provision of $1,829,000 and $3,586,000, respectively. The effective tax rate was 27.6% and 24.6% for the three- and nine-month periods ended September 30, 2018, respectively, and is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate for the three- and nine-month periods ended September 30, 2018 was higher than the U.S. statutory rate of 21% due to state tax effects and the impact of the Global Intangible Low-Taxed Income tax enacted as part of the Tax Cuts and Jobs Act (the “Act”) enacted in December 2017.

For the three- and nine-month periods ended September 30, 2017, we had losses before taxes of $(2,022,000) and income before taxes of $5,699,000, respectively, and recorded a tax benefit of ($6,691,000) and ($10,476,000), respectively. The effective tax rate was 330.9% and (183.8%) for the three- and nine-month periods ended September 30, 2017, respectively, and is based upon the estimated income for the year and the composition of the income in different jurisdictions. The effective tax rate was lower than the U.S. statutory tax rate of 34% primarily due to a benefit of approximately $6,611,000 related to the release of the valuation allowance on deferred tax assets held in the United States, resulting from the Spectrum

Acquisition in the third quarter of 2017 and a benefit of approximately $5,625,000 related to the reduction of the Company’s valuation allowance on its deferred tax assets resulting from the sale of certain intellectual property from Repligen Corporation to Repligen Sweden AB in the second quarter of 2017.

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

Adjusted Income from Operations

Adjusted income from operations is measured by taking income from operations as reported in accordance with GAAP and excluding acquisition and integration costs, amortization of intangible assets and inventory step-up charges booked through our consolidated statements of comprehensive income. The following is a reconciliation of income from operations in accordance with GAAP to adjusted income from operations for the three- and nine-month periods ended September 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP income (loss) from operations	$7,886	$(406)	$18,135	$10,743
Adjustments to income from operations:
Acquisition and integration costs	805	3,378	2,313	6,165
Intangible amortization	2,608	1,993	7,906	3,476
Inventory step-up charges	—	2,720	—	2,944

Adjusted income from operations	$11,299	$7,685	$28,354	$23,328

Adjusted Net Income

Adjusted net income is measured by taking net income as reported in accordance with GAAP and excluding acquisition and integration costs and related tax effects, amortization of intangible assets and related tax effects, inventory step-up charges and non-cash interest expense booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to adjusted net income for the three-month periods ended September 30, 2018 and 2017 (amounts in thousands, except per share data):

	Three Months Ended September 30,
	2018		2017
	Amount	Fully Diluted Earnings per Share	Amount	Fully Diluted Earnings per Share
GAAP net income	$4,794	$0.10	$4,669	$0.11
Adjustments to net income:
Acquisition and integration costs	805	0.02	3,378	0.08
Intangible amortization	2,608	0.06	1,993	0.05
Inventory step-up charges	—	—	2,720	0.06
Non-cash interest expense	1,071	0.02	1,002	0.02
Tax effect of intangible amortization and acquisition and integration costs	(248)	(0.01)	(577)	(0.01)

	Three Months Ended September 30,
	2018		2017
	Amount	Fully Diluted Earnings per Share	Amount	Fully Diluted Earnings per Share
Release of valuation allowance on deferred tax assets	—	—	(6,611)	(0.16)

Adjusted net income	$9,030	$0.19	$6,574	$0.15

Per share totals may not add due to rounding.

The following is a reconciliation of net income in accordance with GAAP to non-GAAP adjusted net income for the nine-month periods ended September 30, 2018 and 2017 (amounts in thousands, except per share data):

	Nine Months Ended September 30,
	2018		2017
	Amount	Fully Diluted Earnings per Share	Amount	Fully Diluted Earnings per Share
GAAP net income	$10,979	$0.24	$16,175	$0.43
Adjustments to net income:
Acquisition and integration costs	2,313	0.05	6,165	0.16
Intangible amortization	7,906	0.18	3,476	0.09
Inventory step-up charges	—	—	2,944	0.08
Non-cash interest expense	3,160	0.07	2,958	0.08
Tax effect of intangible amortization and acquisition and integration costs	(779)	(0.02)	(781)	(0.02)
Release of valuation allowance on deferred tax assets	—	—	(12,236)	(0.33)

Adjusted net income	$23,579	$0.52	$18,701	$0.50

Adjusted EBITDA

Adjusted EBITDA is measured by taking net income as reported in accordance with GAAP, excluding investment income, interest expense, taxes, depreciation and amortization, and excluding acquisition and integration costs and inventory step-up charges booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to adjusted EBITDA for the three- and nine-month periods ended September 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP net income	$4,794	$4,669	$10,979	$16,175
Adjustments to net income:
Investment income	(558)	(102)	(1,251)	(308)
Interest expense	1,687	1,618	5,008	4,804
Tax provision	1,829	(6,691)	3,586	(10,476)
Depreciation	1,273	1,130	3,871	2,988
Amortization	2,608	1,993	7,906	3,476

EBITDA	11,633	2,617	30,099	16,659
Other adjustments:
Acquisition and integration costs	805	3,378	2,313	6,165
Inventory step-up charges	—	2,720	—	2,944

Adjusted EBITDA	$12,438	$8,715	$32,412	$25,768

Liquidity and Capital Resources

We have financed our operations primarily through revenues derived from product sales, research grants, proceeds and royalties from license arrangements, sales of equity securities and issuance of convertible debt. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

At September 30, 2018, we had cash and cash equivalents of $190,304,000 compared to cash and cash equivalents of $173,759,000 at December 31, 2017.

On August 1, 2017, we completed our acquisition of Spectrum for approximately $122.9 million in cash and 6,153,995 unregistered shares of the Company’s common stock and a working capital adjustment of $425,000 for a total purchase price of $370.9 million.

During the third quarter of 2018, the closing price of the Company’s common stock exceeded 130% of the conversion price of the Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the Notes are convertible at the option of the holders of the Notes during the fourth quarter of 2018. The Notes have a face value of $115.0 million and a carrying value of $102.4 million and are classified as current liabilities on the Company’s consolidated balance sheet as of September 30, 2018. It is the Company’s policy and intent to settle the face value of the Notes in cash and any excess conversion premium in shares of our common stock. Between the end of the third quarter and the date of this filing, none of the Notes have been converted by the holders of such Notes.

Operating activities

For the nine-month period ended September 30, 2018, our operating activities provided cash of $27,215,000 reflecting net income of $10,979,000 and non-cash charges totaling $23,187,000 primarily related to depreciation, amortization, non-cash interest expense, deferred tax expense and stock-based compensation charges. An increase in accounts receivable consumed $1,583,000 of cash and was primarily driven by the 43% year-to-date increase in revenues. An increase in inventory levels to accommodate future revenue growth consumed $4,805,000 of cash and payment of accrued liabilities consumed $1,070,000 of cash. This utilization of cash is partially offset by $3,354,000 of cash provided by an increase in accounts payable due to the timing of payments to vendors. The remaining cash flow used in operations resulted from net unfavorable changes in various other working capital accounts.

For the nine-month period ended September 30, 2017, our operating activities provided cash of $2,233,000 reflecting net income of $16,175,000 and non-cash charges totaling $1,179,000 primarily related to depreciation, amortization, non-cash interest expense, deferred tax expense and stock-based compensation charges. An increase in accounts receivable consumed $8,472,000 of cash and was primarily due to the increase in revenues and timing of cash receipts from customers. Payments of accrued liabilities consumed $6,089,000 of cash and were mainly due to the payment of contingent consideration to Refine and Atoll related to 2016 sales milestones and the payment of certain Spectrum liabilities in the third quarter of 2017. The remaining cash flow provided by operations resulted from net unfavorable changes in various other working capital accounts.

Investing activities

Our investing activities consumed $8,580,000 of cash related to capital expenditures for the nine-month period ended September 30, 2018. Our investing activities consumed $97,075,000 of cash for the nine-month period ended September 30, 2017, primarily due to the payment of cash consideration of $112,941,000 (net of cash received) for the Spectrum Acquisition and $3,686,000 used for fixed asset additions, partially offset by net redemptions of marketable securities of $19,552,000.

Financing activities

For the nine-month period ended September 30, 2018, our financing activities provided $2,363,000 of cash. We received proceeds of $2,374,000 from stock option exercises, partially offset by cash outlays of $11,000 related to the partial conversion of the Notes in the first quarter of 2018. For the nine-month period ended September 30, 2017, our financing activities provided $129,642,000 of cash. In July 2017, we completed a public offering in which 2,807,017 shares of our common stock were sold to the public at a price of $42.75 per share. The underwriters were granted an option, which they exercised in full, to purchase an additional 421,052 shares of our common stock. Total proceeds from this offering, net of underwriting discounts, commissions and other offering expenses, totaled approximately $129.3 million. Proceeds from stock option exercises in the nine-month period ended September 30, 2017 were $2,035,000, partially offset by contingent consideration payments of $1,702,000 related to the initial valuation of the likelihood that the 2016 XCell™ ATF sales milestones and Atoll revenue growth milestones would be achieved.

We do not currently use derivative financial instruments.

Working capital decreased by approximately $80,169,000 to $137,402,000 at September 30, 2018 from $217,571,000 at December 31, 2017 due to the various changes noted above.

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

Fixed rent with respect to 40,000 square feet of the Premises only, shall commence on the Commencement Date, and rent for the full 63,761 square feet of the Premises shall begin 19 months following the Commencement Date. Under the terms of the lease, the Company has provided a letter of credit of approximately $163,000 as a security deposit and is required to pay its pro rata share of any building operating expenses and real estate taxes.

Other than the lease detailed above, there were no material changes to our contractual obligations during the three- and nine-month periods ended September 30, 2018. For a complete discussion of our contractual obligations, please refer to Part II,

Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements as of September 30, 2018.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, agreements with our current or potential customers, product candidate research, development and regulatory approval, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources, repayment of our convertible senior notes and financing plans constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. The Company undertakes no obligation to publicly update or revise the statements in light of future developments. In addition, other written or oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with: the success of current and future collaborative or supply relationships, including our agreements with GE Healthcare and MilliporeSigma, our ability to successfully grow our bioprocessing business, including as a result of acquisitions, commercialization or partnership opportunities, and our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition, our ability to compete with larger, better financed life sciences companies, our history of losses and expectation of incurring losses, our ability to generate future revenues, our ability to successfully integrate our recently acquired businesses, our ability to raise additional capital to fund potential acquisitions, our volatile stock price, and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission, including Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have historically invested funds in U.S. Government and agency securities. As a result, we have been exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise. As of September 30, 2018, we do not have any such investments; however, we may seek to invest funds in similar investment vehicles in the future, as specified in our investment policy guidelines. Our investment policy limits the amount of our credit exposure to any one issuer, (with the exception of U.S. government and agency securities) and type of instrument.

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

Changes in Internal Control Over Financial Reporting

During the three-month period ended September 30, 2018, we formally included Spectrum LifeSciences, LLC in our internal controls structure. Other than the foregoing, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation, dated September 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of Repligen Corporation, effective as of May 16, 2014 (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 19, 2014 and incorporated herein by reference).

3.3	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 23, 2017 and incorporated herein by reference).

4.1 +	Second Supplemental Indenture, dated as of October 31, 2018, to Indenture for Senior Debt Securities, dated May 24, 2016, by and between Repligen Corporation and Wilmington Trust Association.

31.1 +	Rule 13a-14(a)/15d-14(a) Certification.

31.2 +	Rule 13a-14(a)/15d-14(a) Certification.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following materials from Repligen Corporation on Form 10-Q for the quarterly period ended September 30, 2018, formatted in Extensible Business Reporting Language (xBRL): (i) Condensed Consolidated Statements of Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

+	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: November 1, 2018	By:	/S/ TONY J. HUNT
Tony J. Hunt
President and Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: November 1, 2018	By:	/S/ JON SNODGRES
Jon Snodgres
Chief Financial Officer
(Principal financial officer)
Repligen Corporation