Form 10-K
period 2018-12-31
REPLIGEN CORP
filed 2019-03-01
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,569,493,598.

The number of shares of the registrant’s common stock outstanding as of February 22, 2019 was 43,921,488.

Documents Incorporated By Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2018. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Form 10-K do not constitute guarantees of future performance. Investors are cautioned that express or implied statements in this Form 10-K that are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, research and development, selling, general and administrative expenditures, intellectual property and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, the risks identified under the caption “Risk Factors” and other risks detailed in this Form 10-K and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking information contained in this Form 10-K, except as required by law.

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

Overview

Repligen is a leading provider of advanced bioprocessing technologies and solutions used in the process of manufacturing biologic drugs. Our products are made to substantially increase biopharmaceutical manufacturing efficiencies and flexibility. As the global biologics market continues to experience strong growth and expansion, our customers – primarily large biopharmaceutical companies and contract manufacturing organizations – face critical production cost, capacity, quality and time pressures that our products are made to address. Our commitment to bioprocessing is helping to set new standards for the way our customers manufacture biologic drugs, including monoclonal antibodies (“mAb”), recombinant proteins, vaccines and gene therapies. We are dedicated to inspiring advances in bioprocessing as a trusted partner in the production of biologic drugs that improve human health worldwide.

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

Our Products

Our bioprocessing business is comprised of three main product lines – Chromatography, Filtration and Proteins.

Direct-to-Customer Products (Chromatography and Filtration)

Since 2012, we have significantly expanded our direct-to-customer presence through our Chromatography and Filtration product lines, which include differentiated products and systems. We have diversified and grown our direct-to-customer product offering through internal innovation and through disciplined, accretive acquisitions of assets or businesses that leverage existing product lines and/or expand our customer and geographic scope.

To support our sales goals for our direct-to-consumer products, we have invested in our commercial organization. Our commercial and research and development teams work to effectively launch new products and applications, as well as build new markets for acquired technologies that increase flexibility and convenience while streamlining biomanufacturing workflow for our customers. In addition, to meet increased demand for our products, we continue to invest in increasing the volume and scale of manufacturing at our facilities in the United States, Sweden and Germany.

Chromatography

Our Chromatography product line includes a number of products used in the downstream purification and quality control of biological drugs. The main driver of growth in this portfolio is our lab and process-scale OPUS® pre-packed chromatography (“PPC”) column line.

Our other products include chromatography resins (such as CaptivA®) used in a small number of commercial drug processes and ELISA test kits used by quality control departments to detect and measure the presence of leached Protein A and/or growth factor in the final product.

OPUS®

Our Chromatography product line features PPC columns under our OPUS brand. OPUS columns, which we deliver to our customers pre-packed with their choice of chromatography resin, are single-campaign (“single-use”) disposable columns that replace the use of traditional and more permanent glass columns used in downstream purification processes. By designing OPUS to be a technologically advanced and flexible option for the purification of biologics from process development through clinical-scale and some commercial manufacturing, Repligen has become a leader in the PPC market. The customization and ready-to-use nature of our OPUS columns makes them ideal for purification of antibodies, recombinant proteins and vaccines. Biomanufacturers value the time savings, labor and utility cost savings, product consistency and the “plug and play” convenience of OPUS.

We launched our first production-scale OPUS columns in 2012 and have since added larger diameter options such as OPUS 45 and OPUS 60. Early in 2018, we introduced OPUS 80 R, the largest available PPC on the market, for use in late-stage clinical or select commercial purification processes. We have also introduced next-generation features such as a resin recovery port on our larger columns. This allows our customers to reuse the recovered resin in other applications. The unpacking port feature was made available in the first quarter of 2017 on our largest production-scale OPUS columns.

Through our acquisition of Atoll GmbH in 2016, we established a customer-facing center in Europe and expanded our portfolio to include our smaller-scale columns, named OPUS PD, that are used in high-throughput process development screening, viral validation studies and scale down validation of chromatography processes. We maintain a broad and customizable PPC product line to meet our customers’ diverse needs.

Other Chromatography

Also included in our Chromatography portfolio are ELISA kits, which are analytical test kits to detect the presence of proteins and growth factors, and chromatography resins, including our CaptivA® brand. In addition, following our acquisition of Spectrum in 2017, we sell Spectra/Chrom® liquid chromatography products as part of our Chromatography product line.

Filtration

XCell™ ATF

Our Filtration products offer a number of advantages to manufacturers of biologic drugs at volumes that span from pilot studies to clinical and commercial-scale production. We first established our Filtration product line through our acquisition of XCell™ Alternating Tangential Flow (“ATF”) assets from Refine Technology (“Refine”) in 2014. XCell ATF systems are used primarily in upstream perfusion, or “continuous manufacturing”, processes.

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

In September 2018, we entered into a collaboration agreement with industry leader Sartorius Stedim Biotech (“SSB”) to integrate our XCell ATF controller technology into SSB’s BIOSTAT® STR large-scale, single-use bioreactors, to create novel perfusion-enabled bioreactors.

SIUS™ Tangential Flow Filters (TangenX)

In December 2016, we acquired TangenX Technology Corporation (“TangenX”), balancing our upstream XCell ATF offering with a downstream portfolio of flat-sheet tangential flow filters (“TFF”) and cassettes used in downstream biologic drug purification and formulation processes. The TangenX portfolio includes our single-use SIUS™ TFF brand, providing customers with a high-performance, low-cost alternative to reusable TFF cassettes.

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

KrosFlo®, ProConnex® (Spectrum Life Sciences LLC)

We acquired Spectrum Life Sciences LLC (“Spectrum”) and its subsidiaries in August 2017 to strengthen our filtration business with the addition of a leading portfolio of hollow-fiber (HF) filters and modules, single-use flow path connectors and TFF filtration systems. Spectrum products are used in bench-top through commercial-scale processes, primarily for the filtration, isolation, purification and concentration of biologics and diagnostic products. Our Spectrum filtration products offer both standard and customized solutions to bioprocessing customers, with particular strength in consumable and single-use offerings.

With the addition of Spectrum, we now in-house manufacture hollow-fiber filters that can be used in our XCell ATF system. In addition, we increased our direct sales presence in Europe and Asia, and we diversified our end markets beyond monoclonal antibodies to include vaccines, recombinant protein and gene therapies.

Our Spectrum filtration brands include the KrosFlo® line of hollow-fiber cartridges and TFF systems, the Spectra/Por® portfolio of laboratory and process dialysis products and Pro-Connex® single-use hollow-fiber Module-Bag-Tubing sets.

In 2018, we introduced our KONDUiT device to automate concentration and buffer exchange to be used in conjunction with our hollow fiber or flat sheet TFF filtration products.

OEM Products (Proteins)

Our OEM products are represented by our Protein A affinity ligands, which are a critical component of Protein A chromatography resins used in downstream purification, and cell culture growth factor products, which are a key component of cell culture media used upstream to increase cell density in a bioreactor and improve product yield.

Protein A/Ligands

We are a leading provider of Protein A affinity ligands to life sciences companies. Protein A ligands are an essential “binding” component of Protein A chromatography resins used in the purification of virtually all monoclonal antibody based drugs on the market or in development. We manufacture multiple forms of Protein A ligands under long-term supply agreements with major life sciences companies including GE Healthcare, MilliporeSigma and Purolite Life Sciences (“Purolite”), who in turn sell their Protein A chromatography resins to end users (“mAb manufacturers”). We have two manufacturing sites supporting overall global demand for our Protein A ligands: one in Lund, Sweden and another in Waltham, Massachusetts.

Protein A chromatography resins are considered the industry standard for purification of antibody-based therapeutics due to the ability of the Protein A ligand to very selectively bind to or “capture” antibodies from crude protein mixtures. Protein A resins are packed into the first chromatography column of typically three columns used in a mAb purification process. As a result of Protein A’s high affinity for antibodies, the mAb product is highly purified and concentrated within this first capture step before moving to polishing steps.

In June 2018, we entered into an agreement with Navigo Proteins GmbH (“Navigo”) for the exclusive co-development of multiple affinity ligands for which Repligen holds commercialization rights. We are manufacturing and have agreed to supply the first of these ligands, NGL-Impact™ A, exclusively to Purolite, who will pair our high-performance ligand with Purolite’s agarose jetting base bead technology used in their Jetted A50 Protein A resin product. We also signed a long-term supply agreement with Purolite for NGL-Impact A and potential additional affinity ligands that may advance from our Navigo collaboration. The Navigo and Purolite agreements are supportive of our strategy to secure and reinforce our Proteins product line.

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

Corporate Information

We are a Delaware corporation with global headquarters in Waltham, Massachusetts. We were incorporated in 1981 and became a publicly traded company in 1986. Our common stock is listed on The Nasdaq Global Market under the symbol “RGEN”. We have over 540 employees and operate globally with offices and manufacturing sites located at multiple locations in the United States, Europe and Asia. Our principal executive offices are located at 41 Seyon Street, Waltham, Massachusetts 02453, our website is www.repligen.com and our telephone number is (781) 250-0111.

Our Market Opportunity

The global biologics drug market was estimated to be over $200 billion in 2017. This market includes therapeutic antibodies, recombinant proteins and vaccines. Antibody-based biologics alone accounted for over $115 billion of global biopharma revenue and represented a majority of the top 10 best-selling drugs across the pharmaceutical industry in 2017. Industry sources project the biologics market to grow at a rate of 8%-10% annually over the next five years, driven by strength in the mAb class of biologics, as evidenced by the rate of new approvals, expanded labels for marketed antibodies and the emergence of biosimilar versions of originator mAbs.

In 2018, 13 mAbs (a record 11 originator mAbs and two biosimilars) were approved by the U.S. Food and Drug Administration (“FDA”) to treat a diverse range of diseases. Between 2016 and 2018, 36 mAbs were approved by the FDA, representing over 40% of all approved mAbs since the first therapeutic antibody was brought to market in 1986. There are currently more than 80 mAbs on the market and more than 400 in various stages of clinical development addressing a wide range of medical conditions including asthma, migraines and Alzheimer’s disease.

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

Many of the products we manufacture are in the early stages of their adoption cycle, and together with the expansion of our commercial organization and strategic acquisitions, have contributed to product revenue growth from $47.5 million in 2013, to $193.9 million in 2018. While all product lines have grown over this period, our diversification strategy has resulted in a significant increase in direct product sales as a percent of total product revenue, from 17% in 2012. By 2018, 72% of total bioprocessing revenue was attributable to direct product sales; 47% from our Filtration product line, 23% from our Chromatography product line and a small percentage from other sources including sales of hospital products that we obtained through our acquisition of Spectrum.

Customers use our products to produce initial quantities of drug for clinical studies, and then scale-up to larger volumes as the drug progresses to commercial production following regulatory approval. Detailed specifications for a drug’s manufacturing process are included in applications that must be approved by regulators, such as the FDA, and the European Medicines Agency (“EMA”), throughout the clinical trial process and prior to final commercial approval. As a result, products that become part of the manufacturing specifications of a late-stage clinical or commercial process can be very sensitive given the costs and uncertainties associated with displacing them.

The Biologics Manufacturing Process

Manufacturing biologic drugs requires three fundamental steps. First, upstream manufacturing involves the production of the biologic by living cells that are grown in a bioreactor under controlled conditions. Methods of production vary with the industry standard being fed-batch, where nutrients (media) are added to a bioreactor to stimulate cell growth and productivity and then followed by a harvest step. The industry is increasingly adopting the perfusion (or continuous) method of production, which circulates nutrients into the bioreactor, while simultaneously harvesting the biologic drug product. Some manufacturers are embracing a hybrid approach combining both fed-batch and perfusion methods. The cells being grown in a bioreactor are engineered to produce the biologic drugs of interest. These tiny cell “factories” are highly sensitive to the conditions under which they grow, including the composition of the cell culture media and the growth factors used to stimulate increased cell growth and protein production, or titre. In the second downstream step, the biologic made upstream must be separated and purified, typically through various filtration and chromatography steps. Finally, the purified biologic drug is concentrated and formulated and then quality controlled and packaged into its final injectable form.

Biologics are generally high value therapies. Given the inherent complexities of the process and the final drug product, we have observed that manufacturers are seeking and investing in innovative technologies that address pressure points in the production process in order to improve yields. Manufacturers are also seeking technologies that reduce costs as the biologic drug moves through clinical stages and into commercial processes by adopting single-use technologies as well as other products that yield increased flexibility and efficiency.

Our Strategy

We are focused on the development, production and commercialization of differentiated, technology-leading solutions or products that address specific pressure points in the biologics manufacturing process and deliver substantial value to our customers. Our products are designed to increase our customers’ product yield, and we are committed to supporting our customers with strong customer service and applications expertise.

We intend to build on our recent history of developing market-leading solutions and delivering strong financial performance through the following strategies:

•

Continued innovation. We plan to capitalize on our internal technological expertise to develop products that address unmet needs in upstream and downstream bioprocessing. We intend to invest further in our core Proteins product lines while developing platform and derivative products to support our Filtration and Chromatography product lines.

•

Platforming our products. A key strategy for accelerating market adoption of our products is delivery of enabling technologies that become the standard, or “platform,” technology in markets where we compete. We focus our efforts on winning early-stage technology evaluations through direct interaction with the key biomanufacturing decision makers in process development labs. This strategy is designed to establish early adoption of our enabling technologies at key accounts, with opportunity for customers to scale up as the molecule advances to later stages of development and potential commercialization. We believe this approach can accelerate the implementation of our products as platform products, thereby strengthening our competitive advantage and contributing to long-term growth.

•

Targeted acquisitions. We intend to continue to selectively pursue acquisitions of innovative technologies and products. We intend to leverage our balance sheet to acquire technologies and products that improve our overall financial performance by improving our competitiveness in filtration or chromatography or moving us into adjacent markets with common commercial call points.

•	Geographical expansion. We intend to expand our global commercial presence by continuing to selectively build out our global sales, marketing, field applications and services infrastructure.

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

Direct-to-Customer Team

To support our sales goals for our direct-to-consumer products, we have invested in our commercial organization. Since 2014, we have significantly expanded our global commercial organization, to form a 103-person commercial team as of December 31, 2018. This includes 54 people in field positions (direct sales, field applications and field service), and 49 people with internal positions (marketing, product management and customer service). This expansion also includes the team of 26 highly experienced field personnel that we added with our acquisition of Spectrum in 2017. With the acquisition, we have greatly expanded our direct sales team in Asia, where we also work effectively with key distributors to serve our expanding customer base.

As part of the Spectrum integration process, we transitioned to a new sales model in 2018, whereby all sales staff now represent all Repligen products across our Chromatography and Filtration portfolios. Our bioprocess account managers are supported in each region by bioprocess sales specialists with expertise in either Filtration or Chromatography and by technically trained field applications specialists and field service providers, who can work closely with customers on product demonstrations, implementation and support. We believe that this model helps drive further adoption at our key accounts and also open up new sales opportunities within each region.

OEM Agreements

For our Proteins product line, we are committed to being a partner of choice for our customers with distributor and supply agreements in place with large life sciences companies such as GE Healthcare, MilliporeSigma and Purolite. The GE Healthcare Protein A supply agreement relating to our Lund, Sweden facility runs, pursuant to its terms, through 2019 with an option for earlier termination on six months’ advance notice. The GE Healthcare Protein A supply agreement relating to our Waltham, Massachusetts facility runs, pursuant to its terms, through 2021. Our Protein A supply agreement with MilliporeSigma runs, pursuant to its terms, through 2023, and in 2018 we amended our Protein A supply agreement with Purolite that runs, pursuant to its terms, to August 2026 with an option for renewal through 2028. Our dual manufacturing capability provides strong business continuity and reduces overall supply risk for our OEM customers.

Significant Customers and Geographic Reporting

Customers for our bioprocessing products include major life science companies, contract manufacturing organizations, biopharmaceutical companies, diagnostics companies and laboratory researchers.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	For the Years Ended December 31,
	2018	2017	2016
Revenue by customers’ geographic locations:
North America	48%	43%	39%
Europe	40%	46%	54%
APAC	12%	11%	7%
Other	0%	0%	0%

Total revenue	100%	100%	100%

GE Healthcare, our largest bioprocessing customer, accounted for 15%, 21% and 29% of total revenues in the years ended December 31, 2018, 2017 and 2016, respectively. MilliporeSigma, our second largest bioprocessing customer, accounted for 15%, 18% and 28% of total revenues in the years ended December 31, 2018, 2017 and 2016, respectively.

Employees

As of December 31, 2018, we had 548 employees. Of those employees, 54 were engaged in engineering and research and development, 325 in manufacturing, 103 in sales and marketing and 66 in administrative functions. Each of our employees has signed a confidentiality agreement. None of our U.S. employees are covered by collective bargaining agreements. We have one collective bargaining agreement with two unions that covers our 62 employees in Sweden, comprising approximately 11% of our total workforce. We renewed these collective bargaining agreements during 2017, and the new collective bargaining agreements expire on March 31, 2020. We consider our employee relations to be satisfactory.

Intellectual Property

We are committed to protecting our intellectual property through a combination of patent, copyright, trade secret and trademark laws, as well as confidentiality agreements. As further described below, we own or have exclusive rights to a number of U.S. patents and U.S. pending patent applications as well as corresponding foreign patents and patent applications.

Chromatography

For our Chromatography product line, we have a base of intellectual property that comes from our acquisitions of Atoll GmbH in 2016, and certain assets acquired from BioFlash Partners in 2010. Our issued patents cover certain unique methods and features of our OPUS pre-packed columns, including methods of making and loading these chromatography columns as well as the column structure. We continually seek to improve upon this technology and have multiple new patent filings including those covering gamma irradiation sterilization, packing methods, and methods of removing air using specialized tubing and valve systems.

Filtration

For our Filtration product line, we are leveraging our acquisitions of third-party filtration patented technology of Refine, with a focus on ATF technology, TangenX, with a focus on tangential flow flat sheet cassette technology, and Spectrum, with a focus on tangential flow hollow fiber technology. We continually seek to improve upon these technologies and have multiple new patent filings including those covering pumps and controllers, methods of harvesting, single-use products, and filters. Our patent for alternating tangential flow and associated methods to use such a device in perfusion, acquired from Refine, expires in 2020, and we are proactively developing technology in an effort to mitigate any effects resulting from the expiration of this patent.

We currently have 44 patents granted (which expire over the next 20 years) and 85 patents pending in countries including Australia, Canada, China, France, Germany, India, Japan, Korea, Sweden, United Kingdom and the United States.

Our policy is to require each of our employees, consultants, business partners, potential collaborators and major customers to execute confidentiality agreements upon the commencement of an employment, consulting, business relationship, or product related audit with us. These agreements provide that all confidential information developed or made known to the other party during the course of the relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual in the course of rendering services to Repligen shall be our exclusive property and must be assigned to Repligen.

Protein A

We currently hold a patent for “Nucleic Acids Encoding Recombinant Protein A,” which claims an isolated nucleic acid molecule that encodes a Protein A molecule with an amino acid sequence identical to that of the natural Protein A, which has long been commercialized for bioprocessing applications. This patent will remain in effect until June 2028. We also have two pending patents covering affinity ligands through our collaboration with Navigo GmbH.

Trademarks

We vigilantly protect our products and services’ branding by maintaining trademark registrations globally for the Repligen trademark and our key product brands. We have a comprehensive branding policy that includes trademark usage guidelines to ensure Repligen trademarks are used in a manner that provides the maximum protection.

We prioritize our “housemark” trademarks, (i.e., Repligen, Spectrum and TangenX), and ensure they are sufficiently protected and registered in key countries or regions globally, such as the United States, Canada, Europe and China. We also have product trademarks, including OPUS, XCell ATF, KrosFlo, SIUS, Pro-Connex, Spectra/Por and NGL-Impact A, that provide valuable company recognition and goodwill with its customers.

Our ability to compete effectively in the marketplace is dependent in part on our ability to protect our intellectual property rights, which includes protecting the trademarks we use in connection with our products and services. We rely on several registered and unregistered trademarks to protect our brand.

Licensing Agreements

We have entered into multiple licensing and collaboration relationships with third-party business partners in an effort to fully exploit our technology and advance our bioprocessing business strategy.

Competition

Our bioprocessing products compete on the basis of quality, performance, cost effectiveness, and application suitability with numerous established technologies. Additional products using new technologies that may be competitive with our products may also be introduced. Many of the companies selling or developing competitive products, which in some cases include GE Healthcare and MilliporeSigma, our two largest customers, have greater financial and human resources, research and development, manufacturing and marketing experience than we do. They may undertake their own development of products that are substantially similar to or compete with our products and they may succeed in developing products that are more effective or less costly than any that we may develop. These competitors may also prove to be more successful in their production, marketing and commercialization activities. We cannot be certain that the research, development and commercialization efforts of our competitors will not render any of our existing or potential products obsolete.

Manufacturing

We manufacture seven commercial forms of Protein A, including “native” Protein A for life sciences companies, including GE Healthcare, MilliporeSigma and Purolite, under long-term supply agreements which expire between 2019 and 2023. Native Protein A is manufactured in Lund, Sweden, while the recombinant forms are manufactured in both Waltham, Massachusetts and Lund, Sweden. We currently manufacture our growth factor products in Lund, Sweden. Our OPUS chromatography columns and XCell ATF System products are manufactured in Waltham, Massachusetts. Our OPUS PD columns are manufactured in Ravensburg, Germany, and our SIUS TFF products were manufactured in Shrewsbury, Massachusetts until December 31, 2018 before manufacturing of the SIUS TFF products shifted to our new facility in Marlborough, Massachusetts. Our KrosFlo, Spectra/Pro and Pro-Connex lines of products are manufactured in Rancho Dominguez, California. Our operating room products are manufactured in Irving, Texas, and our Spectra/Chrom products are manufactured in Houston, Texas.

We utilize our own facilities in Waltham, Massachusetts and Lund, Sweden as well as third-party contract manufacturing organizations to carry out certain fermentation and recovery operations, while the purification, immobilization, packaging and quality control testing of our bioprocessing products are conducted at our facilities. Our facilities located in Waltham, Massachusetts; Lund, Sweden; Ravensburg, Germany; and Rancho Dominguez, California are ISO 9001:2015 certified and maintain formal quality systems to maintain process control, traceability, and product conformance. Additionally, our facility in Irving, Texas is ISO 13485:2012 certified. We practice continuous improvement initiatives based on routine internal audits as well as external feedback and audits performed by our partners and customers. In addition, we maintain a business continuity management system which focuses on key areas such as contingency planning, security stocks and off-site storage of raw materials and finished goods to ensure continuous supply of our products.

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

This Annual Report on Form 10-K contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K.

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

Our current and future competitors, including certain of our customers, may at any time develop additional products that compete with our products. If any company develops products that compete with or are superior to our products, our revenue may decline. In addition, some of our competitors may compete by lowering the price of their products. If prices were to fall, we may not be able to improve our gross margins or sales growth sufficiently to maintain and grow our profitability.

Despite our increasingly diversified client base, we have historically depended on, and expect to continue to depend on, a limited number of customers for a high percentage of our revenues.

The loss of, or a significant reduction in orders from, any of our large customers, including following any termination or failure to renew a long-term supply contract, would significantly reduce our revenues and harm our results of operations. If a large customer purchases fewer of our products, defers orders or fails to place additional orders with us for any other reason, including for business continuity purposes, our revenue could decline, and our operating results may not meet market expectations. Under our long-term supply agreements with GE Healthcare (“GE”), we supply Protein A ligands to GE from our manufacturing facilities in Lund, Sweden and Waltham, Massachusetts (the “Lund Agreement” and “Waltham Agreement,” respectively). The Lund Agreement runs pursuant to its terms, through 2019 and the Waltham Agreement runs, pursuant to its terms, through 2021. GE may elect, upon six months’ prior notice to us, to reduce its minimum purchase requirements under the Lund Agreement. Even if GE so elects, GE would still be required to continue to purchase at least 50% of its global demand pursuant to the Waltham Agreement through the expiration of this agreement pursuant to its terms on December 31, 2021.

In addition, if our customers order our products, but fail to pay on time or at all, our liquidity and operating results could be materially and adversely affected. Furthermore, if any of our current or future products compete with those of any of our largest customers, these customers may place fewer orders with us or cease placing orders with us, which would negatively affect our revenues and operating results.

If we are unable to expand our product portfolio, our ability to generate revenue could be adversely affected.

We are increasingly seeking to develop and commercialize our portfolio of products. Our future financial performance will depend, in part, on our ability to successfully develop and acquire additional bioprocessing products. There is no guarantee that we will be able to successfully acquire or develop additional bioprocessing products, and the Company’s financial performance will likely suffer if we are unable to do so.

If intangible assets and goodwill that we recorded in connection with our acquisitions become impaired, we may have to take significant charges against earnings.

In connection with the accounting for our completed acquisitions, we recorded a significant amount of intangible assets, including developed technology and customer relationships relating to the acquired product lines, and goodwill. Under U.S. GAAP, we must assess, at least annually and potentially more frequently, whether the value of intangible assets and goodwill has been impaired. Intangible assets and goodwill will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of intangible assets and goodwill will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

Our exposure to political, economic and other risks that arise from operating a multinational business has and may continue to increase.

We operate on a global basis with offices or activities in Japan, South Korea, China, India, Europe and North America. Our operations and sales outside of the United States have increased as a result of our strategic acquisitions and the continued expansion of our commercial organization. Risks related to these increased foreign operations include:

•	fluctuations in foreign currency exchange rates, which may affect the costs incurred in international operations and could harm our results of operations and financial condition;

•	changes in general economic and political conditions in countries where we operate, particularly as a result of ongoing economic instability within foreign jurisdictions;

•	the occurrence of a trade war, or other governmental action related to tariffs or trade agreements;

•	being subject to complex and restrictive employment and labor laws and regulations, as well as union and works council restrictions;

•	changes in tax laws or rulings in the United States or other foreign jurisdictions that may have an adverse impact on our effective tax rate;

•	being subject to burdensome foreign laws and regulations, including regulations that may place an increased tax burden on our operations;

•	being subject to longer payment cycles from customers and experiencing greater difficulties in timely accounts receivable collections; and

•

required compliance with a variety of foreign laws and regulations, such as data privacy requirements, real estate and property laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act of 1977 and the U.S. Department of Commerce’s Export Administration Regulations, and other U.S. federal laws and regulations established by the office of Foreign Asset Control, local laws such as the U.K. Bribery Act of 2010 or other local laws that prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.

Our business success depends in part on our ability to anticipate and effectively manage these and other related factors. We cannot assure you that these and other related factors will not materially adversely affect our international operations or business as a whole.

In addition, a deterioration in diplomatic relations between the United States and any country where we conduct business could adversely affect our future operations and lead to a decline in profitability.

We may be unable to efficiently manage our growth as a larger and more geographically diverse organization.

Our strategic acquisitions, the continued expansion of our commercial sales operations, and our organic growth have increased the scope and complexity of our business. As a result, we will face challenges inherent in efficiently managing a more complex business with an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse (including from a cultural perspective) and substantially larger combined organization could materially adversely affect our operating results and, as a result, the market price of our common stock.

Our business is subject to a number of environmental risks.

Our manufacturing business involves the controlled use of hazardous materials and chemicals and is therefore subject to numerous environmental and safety laws and regulations and to periodic inspections for possible violations of these laws and regulations. In addition to these hazardous materials and chemicals, our facility in Sweden also uses Staphylococcus aureus and toxins produced by Staphylococcus aureus in some of its manufacturing processes. Staphylococcus aureus and the toxins it produces, particularly enterotoxins, can cause severe illness in humans. The costs of compliance with environmental and safety laws and regulations are significant. Any violations, even if inadvertent or accidental, of current or future environmental and safety laws or regulations and the cost of compliance with any resulting order or fine could adversely affect our operations.

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

There are only a limited number of suppliers of materials for certain of our products. An interruption in operations of the business related to these products could occur if we encounter delays or difficulties in securing the required materials, or if we cannot then obtain an acceptable substitute. Any such interruption could significantly affect the business related to these products and our financial condition, results of operations and reputation.

For example, we believe that only a small number of suppliers are currently qualified to supply materials for the XCell ATF System. The use of materials furnished by these replacement suppliers would require us to alter our operations related to the XCell ATF System. Transitioning to a new supplier for our products would be time consuming and expensive, may result in interruptions in our operations, could affect the performance specifications of our product lines or could require that we revalidate the materials. There can be no assurance that we will be able to secure alternative materials and bring such materials on line and revalidate them without experiencing interruptions in our workflow. If we should encounter delays or difficulties in securing, reconfiguring or revalidating the materials required for our products, our business related to these products and our financial condition, results of operations and reputation could be adversely affected.

As we evolve from a company dependent on others to commercialize our products to a company selling directly to end users, we may encounter difficulties in expanding our product portfolio and our commercial marketing capabilities.

Prior to 2016, we generated most of our revenues through sales of bioprocessing products to a limited number of life sciences companies, such as GE Healthcare, MilliporeSigma and other individual distributors. However, due in part to our recent strategic acquisitions, an increasing amount of our revenue is attributable to our commercialization of bioprocessing products that we sell directly to end-users, including biopharmaceutical companies and contract manufacturing organizations. This has required and will continue to require us to invest additional resources in our sales and marketing capabilities. We may not be able to attract and retain additional sales and marketing professionals, and the cost of building the sales and marketing function may not generate our anticipated revenue growth. In addition, our sales and marketing efforts may be unsuccessful. Our failure to manage these risks may have a negative impact on our financial condition, or results of operations and may cause our stock price to decline.

If we are unable to obtain or maintain our intellectual property, we may not be able to succeed commercially.

We endeavor to obtain and maintain trade secrets and, to a lesser extent with respect to the products that currently account for a majority of our revenue, patent protection when available in order to protect our products and processes from unauthorized use and to produce a financial return consistent with the significant time and expense required to bring our products to market. Our success will depend, in part, on our ability to:

•	preserve our trade secrets and know-how;

•	operate without infringing the proprietary rights of third parties;

•	obtain and maintain patent protection for our products and manufacturing processes; and

•	secure any necessary licenses from others on acceptable terms.

We consider trade secrets, know-how and other forms of market protection to be among the most important elements of our proprietary position, in particular, as it relates to the products that currently account for a majority of our revenue. We also own or have exclusive rights to a number of U.S. patents and U.S. pending patent applications as well as corresponding foreign patents and patent applications. We continue to actively and selectively pursue patent protection and seek to expand our patent estate, particularly for our products currently in development, and we cannot be sure that any patent applications that we will file in the future or that any currently pending applications will issue on a timely basis, if ever. We cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. Even if patents are issued, the degree of protection afforded by such patents will depend upon the:

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

Other companies could begin manufacturing and selling native or some of the commercial forms of recombinant Protein A in the United States and may directly compete with us on certain Protein A products. This may induce us to sell Protein A at lower prices and may erode our market share, which could adversely affect our results of operations, financial condition, cash flow and future prospects.

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

•	We may initiate litigation or other proceedings against third parties to seek to enforce our patents against infringement.

•	If our competitors file patent applications that claim technology also claimed by us, we may participate in interference or opposition proceedings to determine the priority of invention.

•	If third-parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we will need to defend against such claims.

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

Our success depends largely upon the continued service of our management and scientific staff and our ability to attract, retain and motivate highly skilled technical, scientific, management and marketing personnel. We also face significant competition in the hiring and retention of such personnel from other companies, research and academic institutions, government and other organizations who have superior funding and resources. The loss of key personnel or our inability to hire and retain skilled personnel could materially adversely affect our product development efforts and our business.

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

Our quarterly operating results may fluctuate in the future as a result of many factors such as the impact of seasonal spending patterns, changes in overall spending levels in the life sciences industry, the inability of some of our customers to consummate anticipated purchases of our products due to changes in end-user demand, and other unpredictable factors that may affect ordering patterns. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. Additionally, if revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, a large portion of our manufacturing costs, our research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. Further, our gross margins are dependent on product mix. A shift in sales mix away from our higher margin products to lower margin products will adversely affect our gross margins. If our quarterly operating results fail to meet investor expectations, the price of our common stock may decline.

Securities or industry analysts may not publish favorable research or reports about our business or may publish no information, which could cause our stock price or trading volume to decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us and our business. We do not have any control over these analysts and we cannot provide any assurance that analysts will cover us or provide favorable coverage. If any of the analysts who cover us issue an adverse opinion regarding our stock price, our business or stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports covering us, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Health care reform measures could adversely affect our business.

The efforts of governmental and third-party payors to contain or reduce the costs of health care may adversely affect the business and financial condition of pharmaceutical and biotechnology companies, including ours. Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together, the “Affordable Care Act”), was passed, which substantially changes the way health care is financed by both governmental and private insurers and significantly impacts the U.S. life sciences industry. The Affordable Care Act and other federal and state proposals and health care reforms could limit the prices that can be charged for the products we develop and may limit our commercial opportunity. In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act (the “MMA”) changed the way Medicare covers and pays for pharmaceutical products. These cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. Efforts by the government and other third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunities and result in a decrease in the price of our common stock or limit our ability to raise capital.

Recent federal government efforts have been aimed at amending or repealing all or portions of existing health care reform legislation, including the Affordable Care Act. Changes in existing health care reform measures may result in uncertainty with respect to legislation, regulation and government policy that could significantly impact our business and the life sciences industry.

The enactment of legislation implementing changes in taxation of international business activities, the adoption of other corporate tax reform policies, or changes in tax legislation or policies could materially impact our financial position and results of operations.

Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many tax jurisdictions where we have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation is being proposed or enacted in a number of jurisdictions. For example, the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”), adopting broad U.S. corporate income tax reform will, among other things, reduce the U.S. corporate income tax rate, but will impose base-erosion prevention measures on earnings of non-U.S. subsidiaries of U.S. entities as well as the transition tax on mandatory deemed repatriation of accumulated non-U.S. earnings of U.S. controlled foreign corporations. There is no assurance that our actual income tax liability will not be materially different than what is reflected in our income tax provisions and accruals.

In addition, many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. Because of the heightened scrutiny of corporate taxation policies, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes in policies or rulings may also result in the taxes we previously paid being subject to change.

Due to the large scale of our international business activities, any substantial changes in international corporate tax policies, enforcement activities or legislative initiatives may materially adversely affect our business, the amount of taxes we are required to pay and our financial condition and results of operations generally.

We compete with life science, pharmaceutical and biotechnology companies who are capable of developing new approaches that could make our products and technology obsolete.

The market for therapeutic and commercial products is intensely competitive, rapidly evolving and subject to rapid technological change. We compete with several medium and small companies in each of our product categories as well as several large companies, including GE Healthcare, Danaher Corporation (Pall), Thermo Fisher Scientific Inc., MilliporeSigma and Sartorius. These competitors, as well as other life science, pharmaceutical and biotechnology companies may have greater financial, manufacturing, marketing, and research and development resources than we have, as well as stronger name recognition, longer operating histories and benefits derived from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than what we can offer. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, new approaches by these competitors may make our products and technologies obsolete or noncompetitive.

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

We are subject to the Foreign Corrupt Practice Act (the “FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations and agreements with third parties and make sales in jurisdictions outside of the United States, which may experience corruption. Our activities in jurisdictions outside of the United States create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors, because these parties are not always subject to our control. These risks have increased following our recent acquisitions of overseas operations and facilities. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by any companies in which we invest or that we acquire.

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

We conduct a large portion of our business in international markets. For the fiscal year ended December 31, 2018, 28% of our revenues and 15% of our costs and expenses were denominated in foreign currencies, primarily the Swedish Krona, the British pound sterling, and the Euro. We are exposed to the risk of an increase or decrease in the value of the foreign currencies relative to the U.S. Dollar, which could increase the value of our expenses and decrease the value of our revenue when measured in U.S. Dollars. As a result, our results of operation may be influenced by the effects of future exchange rate fluctuations and such effects may have an adverse impact on our common stock price.

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code, and it is possible that certain transactions or a combination of certain transactions may result in material additional limitations on our ability to use our net operating loss and tax credit carryforwards.

Section 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term, tax-exempt rate and the value of the company’s stock immediately before the ownership change. We may be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability. While our Section 382 analysis completed during 2018 did not show any current exposure, future transactions or combinations of future transactions may result in a change in control under Section 382 in the future.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud. If we identify a material weakness in our internal control over financial reporting, our ability to meet our reporting obligations and the trading price of our stock could be negatively affected.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. In addition, we are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. If we, or our independent registered public accounting firm, determine that our internal controls over financial reporting are not effective, discover areas that need improvement in the future or discover a material weakness, these shortcomings could have an adverse effect on our business and financial results, and the price of our common stock could be negatively affected. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors.

If we cannot conclude that we have effective internal control over our financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified opinion regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could lead to a decline in our stock price. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the SEC, The Nasdaq Stock Market or other regulatory authorities. We have previously implemented several significant ERP modules and expect to implement additional ERP modules in the future. The implementation of the ERP system represents a change in our internal control over financial reporting. Although we continue to monitor and assess our internal controls in the new ERP system environment as changes are made and new modules are implemented, and we have taken additional steps to modify and enhance the design and effectiveness of our internal control over financial reporting, there is a risk that deficiencies may occur that could constitute significant deficiencies or in the aggregate a material weakness.

If we fail to remedy any deficiencies or maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our operating results or financial condition.

Natural disasters, geopolitical unrest, war, terrorism, public health issues or other catastrophic events could disrupt the supply, delivery or demand of products, which could negatively affect our operations and performance.

We are subject to the risk of disruption by earthquakes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war, terrorist attacks and other hostile acts, public health issues, epidemics or pandemics and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States or abroad, may have a strong negative impact on the global economy, our employees, facilities, partners, suppliers, distributors or customers, and could decrease demand for our products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products to our customers. A catastrophic event that results in the destruction or disruption of our data centers or our critical business or information technology systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected.

Changes in laws and regulations governing the privacy and protection of data and personal information could adversely affect our business.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of proprietary information and personally-identifying information, which among other things, imposes certain requirements relating to the privacy, security and transmission of certain individually identifiable information. In addition, numerous other federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and security of personal information.

Various foreign countries also have, or are developing, laws governing the collection, use, disclosure, security, and cross-border transmission of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business. For example, privacy requirements in the European Union (“EU”) govern the transfer of personal information from the European Economic Area to the United States. While we continue to address the implications of changes to the EU data privacy regulations, the area remains an evolving landscape with new regulations coming into effect and continued legal challenges and our efforts to comply with the evolving data protection rules may be unsuccessful. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EU and the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the United States regarding privacy and security of personal information could expose us to penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our material office and manufacturing leases are detailed below:

Location	Square Feet	Principal Use	Lease Expiration
Waltham, Massachusetts	75,594	Corporate headquarters, manufacturing, research and development, marketing and administrative offices	May 31, 2023
Rancho Dominguez, California	68,908	Manufacturing, research and development, marketing and administrative operations	July 15, 2020(1)
Marlborough, Massachusetts	63,761	Manufacturing operations	November 30, 2028
Lund, Sweden	45,381	Manufacturing and administrative operations	December 31, 2021

(1)	In 2018, we expanded our facility in Rancho Dominguez, California by approximately 15,000 square feet. The lease for the expanded portion of the facility expires on November 30, 2025.

During the year ended December 31, 2018, we incurred total rental costs for all facilities of $4.4 million.

ITEM 3.	LEGAL PROCEEDINGS

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

Stockholders and Dividends

As of February 22, 2019, there were 353 stockholders of record of our common stock. We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations. Any future determination as to the payment of dividends will be at the sole discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors our Board of Directors deems relevant.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2018 regarding shares of common stock that may be issued under the Company’s equity compensation plans, consisting of the Second Amended and Restated 2001 Repligen Corporation Stock Plan, the Amended and Restated 2012 Stock Option and Incentive Plan and the 2018 Stock Option and Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,703,639	(1)	$27.54	(2)	2,874,751

(1)

Includes 998,226 shares of common stock issuable upon the exercise of outstanding options and 705,413 shares of common stock issuable upon the vesting of restricted stock units (“RSUs”). No shares of restricted stock are outstanding.

(2)	Since RSUs do not have any exercise price, such units are not included in the weighted average exercise price calculation.

Issuer Purchases of Equity Securities

In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We did not repurchase any shares of common stock during the year ended December 31, 2018. In prior years, we repurchased a total of 592,827 shares, leaving 657,173 shares remaining under this authorization.

The graph below matches Repligen Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the NASDAQ Pharmaceutical index, and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2013 to December 31, 2018.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Repligen Corporation, the NASDAQ Composite Index,

the NASDAQ Pharmaceutical Index and the NASDAQ Biotechnology Index

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, and such information shall not be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that Repligen specifically incorporates it by reference into such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data are derived from the audited financial statements of Repligen. The selected financial data set forth below should be read in conjunction with our financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report, and in our Annual Reports on Form 10-K for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

	For the Years Ended December 31,
	2018 (1)	2017(2)	2016	2015(3)	2014
	(Amounts in thousands, except per share data)
Revenue:
Product revenue	$193,891	$141,089	$104,441	$83,537	$60,431
Royalty and other revenue	141	147	100	—	3,117

Total revenue	194,032	141,236	104,541	83,537	63,548
Operating costs and expenses:
Cost of product revenue	86,531	67,050	47,117	35,251	28,022
Research and development	15,821	8,672	7,355	5,740	5,609
Selling, general and administrative	65,692	51,509	30,853	24,699	17,154
Contingent consideration – fair value adjustments	—	—	3,242	4,083	2,072

Total operating costs and expenses	168,044	127,231	88,567	69,773	52,857

Income from operations	25,988	14,005	15,974	13,764	10,691
Other expenses, net	(4,552)	(6,757)	(4,282)	(341)	447

Income before income taxes	21,436	7,248	11,692	13,423	11,138
Income tax provision (benefit)	4,819	(21,105)	11	4,078	2,968

Net income	$16,617	$28,353	$11,681	$9,345	$8,170

Earnings per share:
Basic	$0.38	$0.74	$0.35	$0.28	$0.25

Diluted	$0.37	$0.72	$0.34	$0.28	$0.25

Weighted average shares outstanding:
Basic	43,767	38,234	33,573	32,882	32,498

Diluted	45,471	39,150	34,099	33,577	33,264

	As of December 31,
	2018	2017	2016	2015	2014
	(Amounts in thousands)
Cash and marketable securities(4)	$193,822	$173,759	$141,780	$73,407	$62,003
Working capital	145,897	217,571	163,078	84,471	70,264
Total assets	774,621	743,519	288,913	146,237	128,293
Long-term obligations	29,211	126,760	99,074	4,708	5,879
Accumulated deficit	(15,568)	(31,508)	(59,861)	(71,542)	(80,887)
Total stockholders’ equity	615,568	591,548	168,764	122,748	111,732

(1)	Includes the full year impact of the acquisition of Spectrum Lifesciences, LLC on August 1, 2017
(2)	Includes the full year impact of the acquisition of Atoll GmbH on April 1, 2016 and the acquisition of TangenX Corporation on December 14, 2016.
(3)	Includes the full year impact of the acquisition of Refine Technology on June 2, 2014.
(4)	Excludes restricted cash of $0.5 million as of December 31, 2016, 2015 and 2014 and $0.2 million as of December 31, 2013 related to the lease arrangement on our headquarters.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Repligen and its subsidiaries, collectively doing business as Repligen Corporation (“Repligen”, “we”, “our”, or “the Company”) is a leading provider of advanced bioprocessing technology and solutions used in the process of manufacturing biologic drugs. Our products are made to substantially increase biopharmaceutical manufacturing efficiencies and flexibility. As the global biologics market continues to experience strong growth and expansion, our customers – primarily large biopharmaceutical companies and contract manufacturing organizations – face critical production cost, capacity, quality and time pressures that our products are made to address. Our commitment to bioprocessing is helping set new standards for the way our customers manufacture biologic drugs – including monoclonal antibodies, recombinant proteins, vaccines and gene therapies. We are dedicated to “inspiring advances in bioprocessing” as a trusted partner in the production of biologic drugs that improve human health worldwide.

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

Our Filtration products offer a number of advantages to manufacturers of biologic drugs at volumes that span from pilot studies to clinical and commercial-scale production. XCell ATF™ systems are used primarily in upstream perfusion (“continuous manufacturing”) processes to increase cell concentration and significantly improve biologic product yield from a bioreactor. To address increasing industry demand for “plug-and-play” technology, we developed and in 2016 launched single-use formats of the original stainless steel XCell ATF device. In December 2016, we acquired TangenX Technology Corporation (“TangenX”), balancing our upstream XCell ATF offering with a downstream portfolio of flat-sheet filters and cassettes used in biologic drug purification and formulation processes. The TangenX portfolio includes the single-use SIUS™ TFF brand, providing customers with a high-performance, low-cost alternative to reusable TFF products. In August 2017, we completed our acquisition of Spectrum. Spectrum brands include the KrosFlo® family of products, ProConnex® disposable flow-path products, TFF systems and others. The Spectrum acquisition significantly strengthened our Filtration product line and diversifies our end markets beyond mAbs to include vaccine, recombinant protein and gene therapies.

We are a leading OEM manufacturer and supplier of Protein A ligands to life sciences companies. Protein A ligands are an essential “binding” component of Protein A chromatography resins used in the purification of virtually all monoclonal antibody (“mAb”) based drugs on the market or in development that our customers sell to end users (biopharmaceutical manufacturers) for use in downstream purification of mAbs. We also manufacture and sell growth factor products used to supplement cell culture media in order to increase cell growth and productivity in a bioreactor.

Customers use our products to produce initial quantities of drug for clinical studies and then scale-up to larger volumes as the drug progresses to commercial production following regulatory approval. Detailed specifications for a drug’s manufacturing process are included in the applications that biopharmaceutical companies file for marketing approval with regulators, such as the U.S. Food and Drug Administration and the European Medicines Agency, throughout the clinical trial process and prior to final commercial approval. As a result, products that become part of the manufacturing specifications of a late-stage clinical or commercial process can be very sensitive given the costs and uncertainties associated with displacing them.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in the notes to our consolidated financial statements, we have identified the policies and estimates below as being critical to our business operations and the understanding of our results of operations. The impact of and any associated risks related to these policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition,” including in the “Results of Operations” section, where such policies affect our reported and expected financial results.

Revenue recognition

We generate revenue from the sale of bioprocessing products, equipment devices, and related consumables used with these equipment devices to customers in the life science and biopharmaceutical industries. Under ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2018.

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

Business combinations

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. The fair value of contingent consideration includes estimates and judgments made by management regarding the probability that future contingent payments will be made, the extent of royalties to be earned in excess of the defined minimum royalties, etc. Management updates these estimates and the related fair value of contingent consideration at each reporting period based on the estimated probability of achieving the earnout targets and applying a discount rate that captures the risk associated with the expected contingent payments. To the extent our estimates change in the future regarding the likelihood of achieving these targets we may need to record material adjustments to our accrued contingent consideration. Changes in the fair value of contingent consideration are recorded in our consolidated statement of operations and comprehensive income.

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

Goodwill

We test goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited, to current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. Our annual impairment test date is the last day of our fiscal year, December 31st. While we currently operate as one operating segment, we perform our annual impairment test over each of the Company’s two reporting units and concluded that goodwill was not impaired.

Accrued liabilities

We estimate accrued liabilities by identifying services performed on our behalf, estimating the level of service performed and determining the associated cost incurred for such service as of each balance sheet date. For example, we would accrue for professional and consulting fees incurred with law firms, audit and accounting service providers and other third-party consultants. These expenses are determined by either requesting those service providers to estimate unbilled services at each reporting date for services incurred or tracking costs incurred by service providers under fixed fee arrangements.

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

A change in the estimated cost or volume of services provided could result in additional accrued liabilities. Any significant unanticipated changes in such estimates could have a significant impact on our accrued liabilities and reported operating results. There have been no material adjustments to our accrued liabilities in any of the periods presented in the accompanying consolidated financial statements.

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

For the years ended December 31, 2018, 2017 and 2016, we recorded stock-based compensation expense of $10.2 million, $6.7 million and $4.6 million, respectively, for share-based awards granted under all of the Company’s stock plans.

As of December 31, 2018, there was $27.1 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 4.53 years. We expect 1,195,236 unvested options and RSUs to vest over the next five years.

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

Revenues

Total revenues for years 2018, 2017, and 2016 were comprised of the following:

	For the Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:
Product	$193,891	$141,089	$104,441	$52,802	37.4%	$36,648	35.1%
Royalty and other	141	147	100	(6)	(4.1%)	47	47.0%

Total revenue	$194,032	$141,236	$104,541	$52,796	37.4%	$36,695	35.1%

Product revenues

Since 2016, we have been increasingly focused on selling our products directly to customers in the pharmaceutical industry and to our its contract manufacturers. These direct sales have increased to approximately 72% of our product revenue during 2018. We expect that direct sales will continue to account for an increasing percentage of our product revenues. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

Product revenues were comprised of the following:

	For the Years Ended December 31,
	2018	2017(1)	2016(2,3)
	(Amounts in thousands)
Chromatography products	$45,326	$36,309	$29,520
Filtration products	90,586	49,050	19,774
Protein products	54,375	53,969	54,716
Other	3,604	1,761	431

Total product revenue	$193,891	$141,089	$104,441

(1)	2017 revenue for filtration, chromatography and other products includes revenue related to Spectrum from August 1, 2017 through December 31, 2017.
(2)	2016 revenue for filtration products includes revenue related to TangenX from December 14, 2016 through December 31, 2016.
(3)	2016 revenue for chromatography products includes revenue related to Atoll from April 1, 2016 through December 31, 2016.

Revenue from protein products includes our Protein A ligands and cell culture growth factors. Revenue from filtration products includes our XCell ATF Systems and consumables, KrosFlo filtration products and SIUS filtration products. Revenue from chromatography products includes our OPUS and OPUS PD chromatography columns, chromatography resins and ELISA test kits. Other revenue primarily consists of revenue from the sale of our operating room products to hospitals as well as freight revenue.

For 2018, product revenue increased by $52.8 million, or 37%, as compared to 2017. The increase is due to the continued adoption of our products by our key bioprocessing customers and a full year of revenues derived from our acquisition of Spectrum in August 2017. Sales of our bioprocessing products are impacted by the timing of orders, development efforts at our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend.

For 2017, product revenues increased by $36.6 million, or 35%, as compared to 2016. The increase in product revenues is due largely to increased volumes in our Filtration and Chromatography products, full year of revenue generated from Atoll and TangenX in 2017, and revenues of $19.4 million generated from the acquisition of Spectrum in 2017. We sell our various bioprocessing products at different price points. The mix of products sold varies and impacts the fluctuations in total product revenue and cost of product revenues from period to period.

Royalty revenues

Royalty revenues in 2018 and 2017 relate to royalties received from a third-party systems manufacturer associated with our OPUS PD chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partner.

Costs and operating expenses

Total costs and operating expenses for years 2018, 2017 and 2016 were comprised of the following:

	For the Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Cost of product revenue	$86,531	$67,050	$47,117	$19,481	29.1%	$19,933	42.3%
Research and development	15,821	8,672	7,355	7,149	82.4%	1,317	17.9%
Selling, general and administrative	65,692	51,509	30,853	14,183	27.5%	20,656	66.9%
Contingent consideration – fair value adjustments	—	—	3,242	—	N/A	(3,242)	(100.0%)

Total costs and operating expenses	$168,044	$127,231	$88,567	$40,813	32.1%	$38,664	43.7%

Cost of product revenue

For 2018, cost of product revenue increased $19.5 million, or 29%, as compared to 2017 due primarily to the increase in product revenue mentioned above. Gross margins may fluctuate in future quarters based on expected production volume and product mix. For 2017, cost of product revenue increased $19.9 million, or 42% as compared to 2016. This increase is primarily due to the increase in product revenues noted above, the sale of higher cost Spectrum finished goods inventory due to step up to fair value upon acquisition, and costs related to continuing investments in our operations to support future growth.

Gross margins were 55%, 53%, and 55% for 2018, 2017 and 2016, respectively. During 2018, gross margins increased compared to 2017 primarily due to higher product revenue. During 2017, gross margins declined slightly compared to 2016 due to product mix, the sale of higher cost Spectrum finished good inventory due to step up to fair value upon acquisition and continuing investments in operations to support future growth.

Research and development expenses

During 2018, 2017 and 2016, research and development expenses were related to bioprocessing products which included personnel, supplies and other research expenses. Due to the small size of the Company and the fact that these various programs share personnel and fixed costs, we do not track all of our expenses or allocate any fixed costs by program, and therefore, have not provided historical costs incurred by project. In addition to the legacy product research and development, the current single-use XCell ATF project incurs expenses related to product development, sterilization, validation testing, and other research related expenses.

For 2018, research and development expenses increased by $7.1 million, or 82%, as compared to 2017. This increase is primarily driven by investments made during 2018 to expand our proteins product offerings through our development agreement with Navigo Proteins GmbH (“Navigo”). Additionally, the increase is related to product development activities acquired as part of the Spectrum acquisition and increased activity in our various bioprocessing development projects.

For 2017, research and development expenses increased by $1.3 million, or 18% as compared to 2016. This increase is related to the increased expenditures related to the continued development of our single-use XCell ATF products and other new products in development, as well as expenses incurred by Spectrum since acquisition.

We expect our research and development expenses in the year ending December 31, 2019 to increase in order to support new product development.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts, including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

For 2018, SG&A costs increased by $14.2 million, or 28%, as compared to 2017. The increase is due to selling and administrative activities incurred following the Spectrum acquisition, as well as the continued buildout of our administrative infrastructure to support expected future growth and continued expansion of our customer-facing activities to drive sales of our bioprocessing products.

For 2017, SG&A costs increased by $20.7 million, or 67%, as compared to 2016. This increase is primarily due to costs related to our acquisition of Spectrum, the continuing buildout of our administrative infrastructure to support future growth, the continuing expansion of our customer-facing activities to drive sales of our bioprocessing products, a full year of costs related to Atoll and TangenX and costs incurred by Spectrum since acquisition.

Contingent consideration

In 2016, we recorded contingent consideration expense related primarily to our acquisitions of Refine and Atoll. Contingent consideration related to the Refine Acquisition in 2016 is based on actual 2016 XCell ATF sales and any receipts related to the resolution, withdrawal or settlement of certain patent disputes with a third party to be paid to the former shareholders of Refine. Contingent consideration related to Atoll is based on actual 2016 sales growth compared to 2015 sales. The decrease is attributable to recording Refine contingent consideration fair value adjustments related to projected 2015 and 2016 XCell ATF sales in the previous year, while in 2016 we only recorded fair value adjustments related to 2016 sales. This decrease is partially offset by contingent consideration expense related to our acquisition of Atoll. Because the contingent consideration periods related to our acquisitions of BioFlash, Refine and Atoll all concluded in 2016, we did not incur any contingent consideration expense in 2017.

Other expenses, net

The table below provides detail regarding our other expenses, net:

	For the Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Investment income	$1,895	$371	$346	$1,524	410.8%	$25	7.2%
Interest expense	(6,709)	(6,441)	(3,768)	(268)	4.2%	(2,673)	70.9%
Other expenses	262	(687)	(860)	949	(138.1%)	173	(20.1%)

Total other expense, net	$(4,552)	$(6,757)	$(4,282)	$2,205	(32.6%)	$(2,475)	57.8%

Investment income

Investment income includes income earned on invested cash balances. The increase of $1.5 million for 2018, as compared to 2017 was attributable to higher average invested cash balances and higher interest rates on such invested cash balances. The increase of approximately $25,000, or 7%, for 2017 was primarily due to higher interest rates during 2017 compared to 2016. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Interest expense

Interest expense primarily relates to interest related to our issuance of 2.125% Convertible Senior Notes due 2021 (the “Notes”) in May 2016. Interest expense increased $0.3 million in 2018, as compared to 2017 due to the decrease in the balance of debt issuance costs that are being amortized. As these costs decrease the carrying value of the debt increases and interest calculated based on the carrying value increases as well. The increase of $2.7 million in 2017, as compared to 2016 was due to incurring a full year of interest expense on the Notes in 2017.

Other expenses

Changes in other expense in 2018, compared to the corresponding periods in the prior year are primarily attributable to foreign currency gains related to amounts due from non-Swedish kronor-based customers and cash balance denominated in U.S. dollars and British pounds held by Repligen Sweden AB.

Provision (benefit) for income taxes

Income tax provision (benefit) for the years ended December 31, 2018, 2017 and 2016 was as follows:

	For the Years Ended December 31,				2018 vs. 2017			2017 vs. 2016
	2018	2017		2016	$ Change	% Change		$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision (benefit)	$4,819	$(21,105)		$11	$25,924	>(100%	)	$(21,116)	>(100%	)
Effective tax rate	22.5%	(291.2%	)	0.1%

For the year ended December 31, 2018, we recorded an income tax provision of $4.8 million. The effective tax rate was 22.5% in 2018 and is based upon the estimated income from the year and the composition of the income in different jurisdictions. The effective tax rate was higher than the U.S. statutory rate of 21% due to state tax effects and the impact of the Global Intangible Low-Taxed Income tax enacted as part of the Tax Cuts and Jobs Act (the “2017 Tax Act”) enacted in December 2017.

For the year ended December 31, 2017, we recorded an income tax benefit of ($21.1) million. This income tax benefit was composed of current income tax provision of $3.6 million, offset by ($24.7) million deferred tax benefit. The 2017 tax provision of $3.6 million primarily relates to a foreign tax provision of $3.3 million. Our deferred tax benefit of ($24.7) million is primarily due to a reduction of the valuation allowance on our deferred tax assets in the amount of $12.2 million from the sale of certain intellectual property to Repligen Sweden AB during 2017 and taxable temporary differences generated from the Spectrum acquisition. Additionally, the Company recorded a deferred tax benefit of $12.8 million resulting from a reduction of the U.S. federal income tax on the Company’s net U.S. deferred tax liabilities stemming from new U.S. federal tax legislation passed in December 2017.

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

Non-GAAP adjusted income from operations

Non-GAAP adjusted income from operations is measured by taking income from operations as reported in accordance with GAAP and excluding acquisition and integration costs, inventory step-up charges, intangible amortization and contingent consideration expenses booked through our consolidated statements of comprehensive income. The following is a reconciliation of income from operations in accordance with GAAP to non-GAAP adjusted income from operations for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017
	(Amounts in thousands)
GAAP income from operations	$25,988	$14,005
Non-GAAP adjustments to income from operations:
Acquisition and integration costs	2,928	7,519
Inventory step-up charges	—	3,816
Intangible amortization	10,518	6,215

Non-GAAP adjusted income from operations	$39,434	$31,555

Non-GAAP adjusted net income

Non-GAAP adjusted net income is measured by taking net income as reported in accordance with GAAP and excluding acquisition and integration costs and related tax effects, inventory step-up charges, contingent consideration expenses, intangible amortization and related tax effects, non-cash interest expense, the partial release of the valuation allowance on our deferred tax assets and the net impact of tax reform legislation booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to non-GAAP adjusted net income for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018		2017
	Amount	Fully Diluted Earnings per Share	Amount	Fully Diluted Earnings per Share
	(Amounts in thousands, except per share data)
GAAP net income	$16,617	$0.37	$28,353	$0.72
Non-GAAP adjustments to net income:
Acquisition and integration costs	2,928	0.06	7,519	0.19
Inventory step-up charges	—	—	3,816	0.10
Intangible amortization	10,518	0.23	6,215	0.16
Non-cash interest expense	4,248	0.09	3,977	0.10
Tax effect of intangible amortization and acquisition costs	(979)	(0.02)	(882)	(0.02)
Release of valuation allowance on deferred tax assets	—	—	(12,236)	(0.31)
Net impact of tax reform legislation	—	—	(9,586)	(0.24)

Non-GAAP adjusted net income	$33,332	$0.73	$27,176	$0.69

Note that earnings per share amounts may not add due to rounding.

Adjusted EBITDA

Adjusted EBITDA is measured by taking net income as reported in accordance with GAAP, excluding investment income, interest expense, taxes, depreciation and amortization, and excluding acquisition and integration costs, inventory step-up charges and contingent consideration expenses booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to adjusted EBITDA for years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017
	(Amounts in thousands)
GAAP net income	$16,617	$28,353
Non-GAAP EBITDA adjustments to net income:
Investment income	(1,895)	(371)
Interest expense	6,709	6,441
Tax provision	4,819	(21,105)
Depreciation	5,213	4,237
Amortization	10,565	6,215

EBITDA	42,028	23,770
Other non-GAAP adjustments:
Acquisition and integration costs	2,928	7,519
Inventory step-up charges	—	3,816

Adjusted EBITDA	$44,956	$35,105

Liquidity and Capital Resources

We have financed our operations primarily through revenues derived from product sales, research grants, proceeds and royalties from license arrangements, the issuance of the Notes in May 2016 and the issuance of common stock in our July 2017 public offering. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

At December 31, 2018, we had cash and cash equivalents of $193.8 million compared to cash, cash equivalents and marketable securities of $173.8 million at December 31, 2017. A deposit for our leased office in Waltham, Massachusetts of $0.5 million was classified as restricted cash and was not included in cash and marketable securities totals for December 31, 2016. There were no restrictions on cash for December 31, 2018 and 2017.

In July 2017, we completed a public offering in which 2,807,017 shares of our common stock were sold to the public at a price of $42.75 per share. The underwriters were granted an option, which they exercised in full, to purchase an additional 421,052 shares of our common stock. The total proceeds from this offering, net of underwriting discounts, commissions and other offering expenses, totaled $129.3 million.

On August 1, 2017, we completed our acquisition of Spectrum for $112.8 million in cash (net of cash received) and 6,153,995 unregistered shares of the Company’s common stock.

During the fourth quarter of 2018, the closing price of the Company’s common stock exceeded 130% of the conversion price of the Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the Notes are convertible at the option of the holders of the Notes during the first quarter of 2019. The Notes have a face value of $115.0 million and a carrying value of $103.5 million and are classified as current liabilities on the Company’s consolidated balance sheet as of December 31, 2018. It is the Company’s policy and intent to settle the face value of the Notes in cash and any excess conversion premium in shares of our common stock. Between the end of the fourth quarter and the date of this filing, none of the Notes have been converted by the holders of such Notes.

Cash flows

	For the Years Ended December 31,			FY18 vs FY17	FY17 vs FY16
	2018	2017	2016	$ Change	$ Change
	(Amounts in thousands)
Operating activities	$32,770	$17,451	$7,521	$15,319	$9,930
Investing activities	(14,037)	(98,696)	(49,194)	84,659	(49,502)
Financing activities	3,407	129,945	112,113	(126,538)	17,832
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,077)	2,376	(2,299)	(4,453)	4,675

Net increase in cash, cash equivalents and restricted cash	$20,063	$51,076	$68,141	$(31,013)	$(17,065)

Operating activities

For 2018, our operating activities provided cash of $32.8 million reflecting net income of $16.6 million and non-cash charges totaling $30.3 million primarily related to depreciation, amortization, non-cash interest expense, deferred tax expense and stock-based compensation charges. An increase in receivables consumed $8.7 million of cash and was primarily driven by the 37% year-to-date increase in revenues. An increase in inventory levels to accommodate future revenue growth consumed $4.0 million of cash, payment of accrued liabilities consumed $1.4 million of cash and an increase in other assets used $1.8 million. This utilization of cash is partially offset by $2.3 million of cash provided by an increase in accounts payable due to the timing of payments to vendors. The remaining cash flow used in operations resulted from net unfavorable changes in various other working capital accounts.

For 2017, our operating activities provided cash of $17.5 million, reflecting net income of $28.4 million offset by net non-cash charges totaling $3.4 million comprised mainly of depreciation, amortization, stock-based compensation charges and deferred tax benefits. Increases in accounts receivable consumed $6.9 million of cash, which is based on timing of revenues billed to and payments from customers. Decreases in accounts payable and accrued liabilities consumed $1.2 million of cash due to timing of payments to vendors.

For 2016, our operating activities provided cash of $7.5 million reflecting net income of $11.7 million and non-cash charges totaling $11.3 million comprised mainly of depreciation, amortization, stock-based compensation charges, deferred tax benefits and the revaluation of contingent consideration. Increases in accounts receivable and inventories consumed $9.4 million of cash. Decreases in accounts payable and accrued liabilities consumed $5.8 million of cash.

Investing activities

Our investing activities consumed $14.0 million of cash, including $12.8 million for capital expenditures. Of those expenditures, $2.1 million represented capitalized costs related to our internal-use software. In addition, a capitalized payment for developed technology of $1.3 million was paid to Navigo in 2018 to assist in expanding our proteins product offerings through a development agreement.

For 2017, our investing activities consumed $98.7 million of cash. We used $112.8 million in cash (net of cash received) for our acquisition of Spectrum. Fixed asset additions consumed $5.5 million, as we continued to increase our manufacturing capacity. Net redemptions of marketable securities provided $19.6 million of cash in 2017.

For 2016, our investing activities consumed $49.2 million of cash. We used $8.8 million in cash (net of cash received) for our acquisition of Atoll and $35.8 million (net of cash received) for our acquisition of TangenX. Fixed asset additions consumed $4.3 million, as we increased the manufacturing capacity of our facilities in the United States and Sweden. Net purchases of marketable securities consumed $0.3 million of cash in 2016.

Financing activities

In 2018, our financing activities provided $3.4 million of cash. We received proceeds of $3.4 million from stock option exercises, partially offset by cash outlays of $11,000 related to the partial conversion of the Notes in the first quarter of 2018.

In July 2017, we received net proceeds of $129.3 million from the issuance of common stock. In May 2016, we received net proceeds of $111.1 million from the issuance of our senior convertible notes. Exercises of stock options provided cash receipts of $2.4 million and $1.8 million in 2017 and 2016, respectively. Cash payments to Atoll and Refine in 2017 totaled $5.1 million, of which $1.7 million related to the fair value of these liabilities as of the respective acquisition dates and is included as part of financing activities. Cash payments to Refine and BioFlash in 2016 totaled $4.1 million, of which $0.8 million related to the fair value of these liabilities as of the respective acquisition dates and is included as part of financing activities. The remaining amounts are included as an offset to our cash provided by operating activities.

Off-balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Contractual Obligations

As of December 31, 2018, we had the following fixed obligations and commitments:

	Total	Less than one year	One to three years	Three to five years	Over five years
	(Amounts in thousands)
Convertible senior notes	$114,989	$114,989	$—	$—	$—
Operating lease obligations	18,034	4,021	6,862	3,529	3,622
Purchase obligations(1)	29,043	29,043	—	—	—

Total	$162,066	$148,053	$6,862	$3,529	$3,622

(1)	Primarily represents purchase orders for the procurement of raw material for manufacturing.

The table excludes a liability for uncertain tax positions totaling $2.9 million since we cannot currently make a reliable estimate of the period in which the liability will be payable, if ever. Please see Note 7, “Income Taxes,” to our consolidated financial statements for more information.

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

Absent acquisitions of additional products, product candidates or intellectual property, we believe our current cash balances are adequate to meet our cash needs for at least the next 24 months. We expect operating expenses in the year ending December 31, 2019 to increase as we continue to expand our bioprocessing business. We expect to incur continued spending related to the development and expansion of our bioprocessing product lines and expansion of our commercial capabilities for the foreseeable future. Our future capital requirements may include, but are not limited to, purchases of property, plant and equipment, the acquisition of additional bioprocessing products and technologies to complement our existing manufacturing capabilities, and continued investment in our intellectual property portfolio.

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

Net Operating Loss Carryforwards

At December 31, 2018, we had utilized our remaining $19.5 million of net operating loss carryforwards. We had business tax credits carryforwards of $2.9 million available to reduce future federal income taxes, if any. The business tax credits carryforwards will continue to expire at various dates through December 2038. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service, state and foreign jurisdictions and may be limited in the event of certain changes in the ownership interest of significant stockholders.

Foreign Earnings

As of December 31, 2018, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $72.4 million. Because $58.0 million of such earnings have previously been subject to the one-time transition tax on foreign earnings required by the 2017 Tax Act, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. At December 31, 2018, we have not provided for taxes on outside basis differences of our foreign subsidiaries, as we have the ability and intent to indefinitely reinvest the undistributed earnings of our foreign subsidiaries, and there are no needs for such earnings in the United States that would contradict our plan to indefinitely reinvest.

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

Interest Rate Risk

We have historically held investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we have been exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise. We do not have any such investments as of December 31, 2018. As a result, a hypothetical 100 basis point increase in interest rates would have no effect on our cash position as of December 31, 2018.

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

Although a majority of our contracts are denominated in U.S. dollars, 28% and 23% of total revenues during 2018 and 2017, respectively, were denominated in foreign currencies while 15% and 24% of our costs and expenses during 2018 and 2017, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 24% and 18% of our consolidated tangible assets were subject to foreign currency exchange fluctuations as of each of December 31, 2018 and 2017, respectively, while 6% and 8% of our consolidated liabilities were exposed to foreign currency exchange fluctuations as of each of December 31, 2018 and 2017, respectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO).

Subject to the foregoing, based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2018.

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

(c) Attestation Report of the Independent Registered Public Accounting Firm.

Our independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on our internal controls over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Repligen Corporation:

Opinion on Internal Control over Financial Reporting

We have audited Repligen Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Repligen Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

March 1, 2019

(d) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Items 10, 11, 12, 13 and 14, is incorporated herein by reference from the Company’s proxy statement for the 2018 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(a) (1) Financial Statements:

The financial statements required by this item are submitted in a separate section beginning on page 53 of this Report, as follows:

(a) (2) Financial Statement Schedules:

None.

(a) (3) Exhibits:

The Exhibits which are filed as part of this Annual Report or which are incorporated by reference are set forth in the Exhibit Index hereto.

EXHIBIT INDEX

Exhibit Number	Document Description
2.1	Agreement and Plan of Merger and Reorganization, dated June 22, 2017, by and among Repligen Corporation, Top Hat, Inc., Swing Time, LLC, Spectrum, Inc., and Roy T. Eddleman (filed as Exhibit 2.1 to Repligen Corporation’s Current Report on Form 8-K filed on June 23, 2017 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation dated June 30, 1992, as amended September 17, 1999 and May 16, 2014 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 23, 2017 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

4.2	Base Indenture, dated as of May 24, 2016, by and between Repligen Corporation and Wilmington Trust, National Association (filed as Exhibit 4.1 to Repligen Corporation’s Current Report on 8-K filed on May 24, 2016 and incorporated herein by reference).

4.3	First Supplemental Indenture, dated as of May 24, 2016, by and between Repligen Corporation and Wilmington Trust, National Association (filed as Exhibit 4.2 to Repligen Corporation’s Current Report on 8-K filed on May 24, 2016 and incorporated herein by reference).

Exhibit Number	Document Description

4.4	Form of 2.125% Convertible Senior Note due 2021 (included in Exhibit 4.3).

4.5	Second Supplemental Indenture, dated as of October 31, 2018, to Indenture for Senior Debt Securities, dated May 24, 2016, by and between Repligen Corporation and Wilmington Trust Association (filed as Exhibit 4.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2018 and incorporated herein by reference).

4.6	Stockholder Agreement, dated June 22, 2017, by and between Repligen Corporation and Roy T. Eddleman (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on June 23, 2017 and incorporate herein by reference).

10.1*	Repligen Executive Incentive Compensation Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on form 8-K filed on December 14, 2005 and incorporated herein by reference).

10.2*	Second Amended and Restated 2001 Repligen Corporation Stock Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on September 18, 2008 and incorporated herein by reference).

10.3.1*	Amended and Restated 2001 Repligen Corporation Stock Option Plan, Form of Incentive Stock Option Agreement (filed as Exhibit 10.14 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.3.2*	Amended and Restated 2001 Repligen Corporation Stock Plan, Form of Restricted Stock Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on January 9, 2006 and incorporated herein by reference).

10.4+	Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (as amended to date).

10.5#	Strategic Supplier Alliance Agreement dated January 28, 2010 by and between Repligen Corporation and GE Healthcare Bio-Sciences AB) (as amended to date) (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference).

10.6#	Strategic Supplier Alliance Agreement – Contract Manufacturing, by and between GE Healthcare Bio-Sciences AB and Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB), dated as of July 7, 2011 (as amended to date) (filed as Exhibit 10.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference).

10.7	Lease Between Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB) as Tenant and i-parken i Lund AB as Landlord, St. Lars Vag 47, 220 09 Lund, Sweden (filed as Exhibit 10.18 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.8*	Repligen Corporation Amended and Restated 2012 Stock Option and Incentive Plan (filed as Exhibit 99.1 to Repligen Corporation’s Form S-8 filed on June 2, 2014 and incorporated herein by reference).

10.9*	Repligen Corporation Non-Employee Directors’ Deferred Compensation Plan. (filed as Exhibit 10.16 to Repligen Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated by reference).

10.10*	Letter Agreement, dated as of June 10, 2014, by and between Repligen Corporation and Jon K. Snodgres (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on July 15, 2014 and incorporated herein by reference).

10.11*	Employment Agreement, dated as of February 26, 2015, by and between Repligen Corporation and Tony J. Hunt (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K/A filed on March 2, 2015 and incorporated herein by reference).

Exhibit Number	Document Description

10.12*	Repligen Corporation Amended and Restated Non-Employee Directors’ Compensation Policy (filed as Exhibit 10.3 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference).

10.13	Form of Indemnification Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 12, 2016 and incorporated herein by reference).

10.14*	Transitional Services and Separation Agreement, dated as of November 20, 2017, by and between Repligen Corporation and Howard Benjamin (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on November 22, 2017 and incorporated herein by reference).

10.15	Lease Agreement, dated February 6, 2018, by and between Repligen Corporation and U.S. REIF 111 Locke Drive Massachusetts, LLC (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on February 8, 2018 and incorporated herein by reference).

10.16*	2018 Repligen Corporation Stock Option and Incentive Plan (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference).

10.17*+	Letter Agreement, dated as of September 3, 2016 by and between Repligen Corporation and Ralf Kuriyel.

10.18#	Amendment No. 4 to Strategic Supplier Alliance Agreement, dated February 20, 2018, by and between Repligen Sweden AB and GE Healthcare Bio-Sciences AB (filed as Exhibit 10.2 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference).

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1+	Power of Attorney (included on signature page).

31.1+	Rule 13a-14(a)/15d-14(a) Certification.

31.2+	Rule 13a-14(a)/15d-14(a) Certification.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Repligen Corporation on Form 10-K for the year ended December 31, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Operations and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statement of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

#	Confidential treatment obtained as to certain portions.
*	Management contract or compensatory plan or arrangement.
+	Filed herewith.

The exhibits listed above are not contained in the copy of the Annual Report on Form 10-K distributed to stockholders. Upon the request of any stockholder entitled to vote at the 2019 annual meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 41 Seyon Street, Waltham, MA 02453.

ITEM 16.	10-K SUMMARY

We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPLIGEN CORPORATION

Date: March 1, 2019	By:	/S/ TONY J. HUNT
Tony J. Hunt President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby makes, constitutes and appoints Tony J. Hunt and Jon K. Snodgres with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any or all amendments to this Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents of any of them, or any substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TONY J. HUNT Tony J. Hunt	President, Chief Executive Officer and Director (Principal executive officer)	March 1, 2019

/S/ JON K. SNODGRES Jon K. Snodgres	Chief Financial Officer (Principal financial and accounting officer)	March 1, 2019

/S/ KAREN DAWES Karen Dawes	Chairperson of the Board	March 1, 2019

/S/ NICOLAS M. BARTHELEMY Nicolas M. Barthelemy	Director	March 1, 2019

/S/ GLENN L. COOPER Glenn L. Cooper, M.D.	Director	March 1, 2019

/S/ JOHN G. COX John G. Cox	Director	March 1, 2019

/S/ GLENN P. MUIR Glenn P. Muir	Director	March 1, 2019

/S/ THOMAS F. RYAN, JR. Thomas F. Ryan, Jr.	Director	March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Repligen Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Repligen Corporation (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002

Boston, Massachusetts

March 1, 2019

REPLIGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$193,822	$173,759
Accounts receivables, less reserve for doubtful accounts of $227 and $58 at December 31, 2018 and December 31, 2017, respectively	33,015	27,585
Royalties and other receivables	136	153
Unbilled receivables	2,602	—
Inventories, net	42,263	39,004
Prepaid expenses and other current assets	3,901	2,281

Total current assets	275,739	242,782
Property, plant and equipment, net	32,180	22,417
Intangible assets, net	135,438	144,753
Goodwill	326,735	327,333
Deferred tax assets	4,355	—
Other assets	174	6,234

Total assets	$774,621	$743,519

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,489	$7,282
Accrued liabilities	15,865	17,929
Convertible senior notes, current portion	103,488	—

Total current liabilities	129,842	25,211
Convertible senior notes, net	—	99,250
Deferred tax liabilities	25,086	25,167
Other liabilities, long-term	4,125	2,343

Total liabilities	159,053	151,971

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 43,917,378 shares at December 31, 2018 and 43,587,079 shares at December 31, 2017 issued and outstanding	439	436
Additional paid-in capital	642,590	628,983
Accumulated other comprehensive loss	(11,893)	(6,363)
Accumulated deficit	(15,568)	(31,508)

Total stockholders’ equity	615,568	591,548

Total liabilities and stockholders’ equity	$774,621	$743,519

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
Revenue:
Products	$193,891	$141,089	$104,441
Royalty and other revenue	141	147	100

Total revenue	194,032	141,236	104,541

Costs and operating expenses:
Cost of product revenue	86,531	67,050	47,117
Research and development	15,821	8,672	7,355
Selling, general and administrative	65,692	51,509	30,853
Contingent consideration – fair value adjustments	—	—	3,242

Total costs and operating expenses	168,044	127,231	88,567

Income from operations	25,988	14,005	15,974

Other income (expenses):
Investment income	1,895	371	346
Interest expense	(6,709)	(6,441)	(3,768)
Other income (expenses)	262	(687)	(860)

Other expenses, net	(4,552)	(6,757)	(4,282)

Income before income taxes	21,436	7,248	11,692
Income tax provision (benefit)	4,819	(21,105)	11

Net income	$16,617	$28,353	$11,681

Earnings per share:
Basic	$0.38	$0.74	$0.35

Diluted	$0.37	$0.72	$0.34

Weighted average common shares outstanding:
Basic	43,767	38,234	33,573

Diluted	45,471	39,150	34,099

Net income	$16,617	$28,353	$11,681
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,530)	7,381	(5,189)
Unrealized gain on marketable securities	—	5	6

Comprehensive income	$11,087	$35,739	$6,498

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance at December 31, 2015	32,949,353	$329	$202,527	$(8,566)	$(71,542)	$122,748
Net income	—	—	—	—	11,681	11,681
Exercise of stock options and vesting of restricted stock	321,218	4	1,837	—	—	1,841
Unrealized gain on investments	—	—	—	6	—	6
Issuance of common stock pursuant to the Atoll GmbH acquisition	538,700	5	14,130	—	—	14,135
Payment of contingent consideration in stock	34,803	—	875	—	—	875
Conversion option of convertible notes, net of issuance costs of $639	—	—	18,072	—	—	18,072
Stock-based compensation expense	—	—	4,595	—	—	4,595
Translation adjustment	—	—	—	(5,189)	—	(5,189)

Balance at December 31, 2016	33,844,074	338	242,036	(13,749)	(59,861)	168,764
Net income	—	—	—	—	28,353	28,353
Exercise of stock options and vesting of restricted stock	330,185	3	2,348	—	—	2,351
Unrealized gain on investments	—	—	—	5	—	5
Issuance of commons stock pursuant to the acquisition of Spectrum Lifesciences, LLC	6,153,995	62	247,513	—	—	247,575
Payment of contingent consideration in stock	30,756	1	1,062	—	—	1,063
Proceeds from issuance of common stock, net of issuance costs of $8,691	3,228,069	32	129,277	—	—	129,309
Stock-based compensation expense	—	—	6,747	—	—	6,747
Translation adjustment	—	—	—	7,381	—	7,381

Balance at December 31, 2017	43,587,079	436	628,983	(6,363)	(31,508)	591,548
Net income	—	—	—	—	16,617	16,617
Issuance of common stock for debt conversion	2	0	0	—	—	0
Exercise of stock options and vesting of restricted stock	330,297	3	3,415	—	—	3,418
Stock-based compensation expense	—	—	10,192	—	—	10,192
Cumulative effect of accounting changes	—	—	—	—	(677)	(677)
Translation adjustment	—	—	—	(5,530)	—	(5,530)

Balance at December 31, 2018	43,917,378	$439	$642,590	$(11,893)	$(15,568)	$615,568

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$16,617	$28,353	$11,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,778	10,507	5,334
Non-cash interest expense	4,248	3,977	2,274
Stock-based compensation expense	10,192	6,747	4,595
Deferred tax expense	71	(24,679)	(4,092)
Loss on revaluation of contingent consideration	—	—	3,242
Other	(3)	64	(8)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(6,101)	(6,888)	(3,222)
Royalties and other receivables	7	644	(652)
Unbilled receivables	(2,602)	—	—
Inventories	(4,042)	605	(6,163)
Prepaid expenses and other assets	(1,769)	(1,304)	612
Accounts payable	2,266	807	(1,802)
Accrued expenses	(1,398)	(1,993)	(4,038)
Long-term liabilities	(494)	611	(240)

Total cash provided by operating activities	32,770	17,451	7,521

Cash flows from investing activities:
Purchases of marketable securities	—	(47)	(23,700)
Redemption of marketable securities	—	19,600	23,400
Additions to capitalized software costs	(2,147)	—	—
Developed technology intangible asset payment	(1,255)	—	—
Acquisition of Spectrum Lifesciences, Inc., net of cash acquired	—	(112,795)	—
Acquisition of Atoll GmbH, net of cash acquired	—	—	(8,767)
Acquisition of TangenX Technology Corporation, net of cash acquired	—	—	(35,847)
Proceeds from sale of fixed asset	—	—	45
Purchases of property, plant and equipment	(10,635)	(5,454)	(4,325)

Total cash used in investing activities	(14,037)	(98,696)	(49,194)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes, net of issuance costs	—	—	111,070
Proceeds from issuance of common stock, net of issuance costs	—	129,309	—
Exercise of stock options	3,418	2,351	1,841
Repayment of senior convertible notes	(11)	—	—
Payments of contingent consideration	—	(1,715)	(798)

Total cash provided by financing activities	3,407	129,945	112,113

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,077)	2,376	(2,299)

Net increase in cash, cash equivalents and restricted cash	20,063	51,076	68,141

Cash, cash equivalents and restricted cash, beginning of period	173,759	122,683	54,542

Cash, cash equivalents and restricted cash, end of period	$193,822	$173,759	$122,683

Supplemental disclosure of cash flow information:
Income taxes paid	$4,046	$4,021	$3,993
Interest paid	$2,444	$2,444	$1,222
Supplemental disclosure of non-cash investing and financing activities:
Non-cash effect of adoption of ASU 2016-16	$5,609	$—	$—
Payment of contingent consideration in common stock	$—	$1,063	$875
Common stock tendered for acquisition of Spectrum, Inc.	$—	$247,575	$—
Common stock tendered for acquisition of Atoll GmbH	$—	$—	$14,135
Property, plant and equipment related to lease incentives	$2,270	$—	$—
Business Acquisitions:
Fair value of tangible assets acquired	$—	$19,709	$1,420
Fair value of accounts receivable	—	5,075	1,267
Fair value of other assets	—	1,718	183
Liabilities assumed	—	(7,698)	(3,662)
Fair value of stock issued	—	(247,575)	(14,135)
Cost in excess of fair value of assets acquired (Goodwill)	—	265,519	46,505
Acquired identifiable intangible assets	—	120,080	19,829
Deferred tax liabilities, net	—	(43,608)	(5,841)

	—	113,220	45,566
Less accrued contingent consideration	—	—	(952)
Less working capital adjustment	—	(425)	—

Net cash paid for business acquisitions	$—	$112,795	$44,614

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business

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

The Company is the leading manufacturer of Protein A ligands, a critical component of Protein A resins that are the industry standard for downstream separation and purification of monoclonal antibody-based therapeutics. The Company’s growth factors are used in upstream processes to accelerate cell growth and productivity in a bioreactor. The Company’s innovative line of OPUS chromatography columns, used in downstream processes for bench-scale through clinical-scale purification needs, are delivered pre-packed with its customers’ choice of resin and volume. The Company’s XCell ATF Systems, available in stainless steel and single-use configurations, continuously eliminate waste from a bioreactor, to accelerate and increase productivity in upstream processes. Single-use SIUS TFF cassettes and hardware are used for biologic drug concentration in downstream processes. KrosFlo filters and systems are used in the filtration, isolation, purification and concentration of biologics. Repligen’s corporate headquarters are in Waltham, Massachusetts (USA) and its manufacturing facilities are located in Waltham, Massachusetts; Shrewsbury, Massachusetts (until June 2019); Marlborough, Massachusetts, Rancho Dominguez, California; Houston, Texas; Irving, Texas; Lund, Sweden; and Weingarten, Germany.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Repligen Sweden AB, Repligen GmbH, Spectrum LifeSciences LLC and its subsidiaries (“Spectrum,” acquired on August 1, 2017) and Repligen Singapore Pte. Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year balances have changed to reflect current year presentation.

Foreign Currency

The Company translates the assets and liabilities of its foreign subsidiary at rates in effect at the end of the reporting period. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments, including adjustments related to the Company’s intercompany loan with Repligen Sweden AB and Repligen Sweden AB’s intercompany loan with Repligen GmbH, are remeasured at each period end and included in accumulated other comprehensive income.

Revenue Recognition

We generate revenue from the sale of bioprocessing products, equipment devices, and related consumables used with these equipment devices to customers in the life science and biopharmaceutical industries. Under ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2018.

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

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments in money market mutual funds. All cash equivalents are carried at cost, which approximates fair value. Restricted cash represents cash that is restricted as to withdrawal or usage. In 2011, the Company issued a letter of credit in lieu of a security deposit for its leased facility in Waltham, Massachusetts, which was collateralized by a certificate of deposit held by the bank that issued the letter of credit. This certificate of deposit was classified as restricted cash in the accompanying consolidated balance sheets. As of December 31, 2016, the letter of credit was $0.5 million, the balance of restricted cash as of December 31, 2016. During 2017, the issuing bank no longer required collateral to secure the letter of credit. As a result, the Company released the funds from restricted cash.

We adopted ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” on January 1, 2018, which changed the presentation of our consolidated statements of cash flows and related disclosures for all periods presented. Accordingly, the following is a summary of our cash, cash equivalents, and restricted cash total as presented in our consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Cash and cash equivalents	$193,822	$173,759	$122,233
Restricted cash	—	—	450

Total cash, cash equivalents, and restricted cash	$193,822	$173,759	$122,683

At December 31, 2016, the Company’s investments included money market funds and short-term marketable securities. There were no such investments as of December 31, 2018 and 2017. Short-term marketable securities are investments with original maturities of greater than 90 days. Long-term marketable securities are securities with maturities of greater than one year at the original date of purchase.

There were no realized gains or losses on the investments for the years ended December 31, 2018, 2017 and 2016.

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

As of December 31, 2018, cash and cash equivalents on our consolidated balance sheet includes $126.6 million in a money market account. These funds are valued on a recurring basis using Level 1 inputs.

As of December 31, 2018 and 2017, the Company had no assets or liabilities for which fair value measurement is either required or has been elected to be applied.

In May 2016, the Company issued $115.0 million aggregate principal amount of the Notes due June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2016. As of December 31, 2018, the carrying value of the Notes was $103.5 million, net of unamortized discount, and the fair value of the Notes was $184.6 million. The fair value of the Notes is a Level 1 valuation and was determined based on the most recent trade activity of the Notes as of December 31, 2018. The Notes are discussed in more detail in Note 10, “Convertible Senior Notes” to these consolidated financial statements

There were no remeasurements to fair value during the year ended December 31, 2018 of financial assets and liabilities that are not measured at fair value on a recurring basis.

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

Lease Accounting

Certain of the Company’s operating leases where the Company is the lessee provide for minimum annual payments that increase over the life of the lease. The aggregate minimum annual payments are expensed on the straight-lined basis beginning when the Company takes possession of the property and extending over the term of the related lease, including renewal options when the exercise of the option is reasonably assured as an economic penalty may be incurred if the option is not exercised. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the leases is accrued as deferred rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense. The Company also accounts in its straight-line computation for the effect of any “rental holidays” and lessor-paid tenant improvements.

Accrued Liabilities

The Company estimates accrued liabilities by identifying services performed on the Company’s behalf, estimating the level of service performed and determining the associated cost incurred for such service as of each balance sheet date. For example, the Company would accrue for professional and consulting fees incurred with law firms, audit and accounting service providers and other third-party consultants. These expenses are determined by either requesting those service providers to estimate unbilled services at each reporting date for services incurred or tracking costs incurred by service providers under fixed fee arrangements.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options and warrants. Under the treasury stock method, unexercised “in-the-money” stock options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting are considered participating securities and are included in the calculation of basic and diluted earnings per share. There are no such participating securities as of December 31, 2018.

A reconciliation of basic and diluted share amounts is as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(Amounts in thousands, except per share data)
Net income	$16,617	$28,353	$11,681

Weighted average shares used in computing net income per share - basic	43,767	38,234	33,573
Effect of dilutive shares:
Stock options and restricted stock awards	581	441	526
Convertible senior notes	1,123	475	—

Dilutive potential common shares	1,704	916	526

Weighted average shares used in computing net income per share - diluted	45,471	39,150	34,099

Earnings per share:
Basic	$0.38	$0.74	$0.35

Diluted	$0.37	$0.72	$0.34

At December 31, 2018, there were outstanding options to purchase 998,226 shares of the Company’s common stock at a weighted average exercise price of $27.54 per share and 705,413 shares of common stock issuable upon the vesting of restricted stock units (“RSUs”). For the year ended December 31, 2018, 479,854 shares of the

Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore, anti-dilutive.

As provided by the terms of the indenture underlying the senior convertible notes, the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two. The Company currently intends to settle the par value of the Convertible Notes in cash and any excess conversion premium in shares. The Company applies the provisions of ASC 260, “Earnings Per Share”, Subsection 10-45-44, to determine the diluted weighted average shares outstanding as it relates to the conversion spread on its convertible notes. Accordingly, the par value of the Convertible Notes is not included in the calculation of diluted income per share, but the dilutive effect of the conversion premium is considered in the calculation of diluted net income per share using the treasury stock method. The dilutive impact of the Convertible Notes is based on the difference between the Company’s current period average stock price and the conversion price of the convertible notes, provided there is a premium. Pursuant to this accounting standard, there is no dilution from the accreted principal of the Convertible Notes.

At December 31, 2017, there were outstanding options to purchase 734,940 shares of the Company’s common stock at a weighted average exercise price of $20.80 per share and 505,235 shares of common stock issuable upon the vesting of RSUs. For the year ended December 31, 2017, 317,923 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore, anti-dilutive.

At December 31, 2016, there were outstanding options to purchase 1,236,586 shares of the Company’s common stock at a weighted average exercise price of $12.05 per share. For the year ended December 31, 2016, 381,686 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore, anti-dilutive.

Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one operating segment and two reporting units. As a result, the financial information disclosed herein represents all of the material financial information related to the Company.

The following table represents product revenues by product line:

	For the Years Ended December 31,
	2018	2017(1)	2016(2,3)
	(Amounts in thousands)
Chromatography products	$45,326	$36,309	$29,520
Filtration products	90,586	49,050	19,774
Protein products	54,375	53,969	54,716
Other	3,604	1,761	431

Total product revenue	$193,891	$141,089	$104,441

(1)	2017 revenue for filtration, chromatography and other products includes revenue related to Spectrum from August 1, 2017 through December 31, 2017.
(2)	2016 revenue for filtration products includes revenue related to TangenX from December 14, 2016 through December 31, 2016.
(3)	2016 revenue for chromatography products includes revenue related to Atoll from April 1, 2016 through December 31, 2016.

Revenue from protein products includes our Protein A ligands and cell culture growth factors. Revenue from filtration products includes our XCell ATF Systems and consumables as well as our KrosFlo and SIUS filtration products. Revenue from chromatography products includes our OPUS and OPUS PD chromatography columns, chromatography resins and ELISA test kits. Other revenue primarily consists of revenue from the sale of operating room products to hospitals as well as freight revenue.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	For the Years Ended December 31,
	2018	2017	2016
Revenue by customers’ geographic locations:
North America	48%	43%	39%
Europe	40%	46%	54%
APAC	12%	11%	7%
Other	0%	0%	0%

Total revenue	100%	100%	100%

The following table represents the Company’s total assets by geographic area:

	December 31,
	2018	2017
	(Amounts in thousands)
Total assets by geographic locations:
North America	$665,833	$654,673
Europe	104,750	85,169
APAC	4,038	3,677

Total assets by geographic location	$774,621	$743,519

The following table represents the Company’s long-lived assets by geographic area:

	December 31,
	2018	2017
	(Amounts in thousands)
Long-lived assets by geographic locations:
North America	$464,253	$465,453
Europe	29,426	34,430
APAC	848	854

Total long-lived assets by geographic location	$494,527	$500,737

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings and credit exposure to any one issue, issuer (with the exception of U.S. treasury obligations) and type of instrument is limited. At December 31, 2018 and 2017, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the

Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	For the Years Ended December 31,
	2018	2017	2016
MilliporeSigma	15%	18%	28%
GE Healthcare	15%	21%	29%

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable and royalties and other receivable balances are as follows:

	December 31,
	2018	2017
GE Healthcare	17%	11%
MilliporeSigma	11%	19%

Goodwill, Other Intangible Assets and Acquisitions

Acquisitions

Total consideration transferred for acquisitions is allocated to the assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Any excess of the fair value of the net tangible and intangible assets acquired over the purchase price is recognized in the statement of operations and comprehensive income. The fair value of contingent consideration includes estimates and judgments made by management regarding the probability that future contingent payments will be made and the extent of royalties to be earned in excess of the defined minimum royalties. Management updates these estimates and the related fair value of contingent consideration at each reporting period. Changes in the fair value of contingent consideration are recorded in the consolidated statements of operations and comprehensive income.

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

Goodwill

Goodwill is not amortized and is reviewed for impairment at least annually at the reporting unit level. There was no evidence of impairment to goodwill at December 31, 2018 and 2017. There were no goodwill impairment charges during the years ended December 31, 2018, 2017 and 2016.

Intangible Assets

Intangible assets are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within cost of product revenue and selling, general and administrative expense in the statements of operations and comprehensive income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at December 31, 2018.

Stock Based Compensation

The Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award and recognizes it as expense over the employee’s requisite service period on a straight-line basis. The Company records the expense for share-based awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates whether the achievement of a performance-based milestone is probable as of the reporting date. The Company has no awards that are subject to market conditions. The Company recognizes stock-based compensation expense based upon options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures.

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

Estimated forfeiture rates – The Company has applied, based on an analysis of its historical forfeitures, annual forfeiture rates of 8% for awards granted to non-executive level employees, 3% for awards granted to executive level employees and 0% for awards granted to non-employee members of the Board of Directors to all unvested stock options as of December 31, 2018. The Company reevaluates this analysis periodically and adjusts these estimated forfeiture rates as necessary. Ultimately, the Company will only recognize expense for those shares that vest.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2018, 2017 and 2016 was $0.2 million, $0.2 million and $0.4 million, respectively.

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

Recently Issued Accounting Standard Updates – Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2016-02, “Leases (Topic 842).”ASU 2016-02, along with subsequent ASUs issued to clarify certain provisions of ASU 2016-02 (collectively known as “ASC 842”), establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Certain qualitative and quantitative disclosures are also required. The Company will adopt ASU 2016-02 and related amendments on January 1, 2019 using an optional method allowed with the issuance of ASU 2018-11, “Leases – Targeted Improvements (Topic 842),” in July 2018. ASU 2018-11 gives entities the option to not provide comparative period financial statements and instead apply the transition requirements as of the effective date of the new standard. Pursuant to additional guidance under ASC 842, the Company will also elect the optional package of practical expedients, which will allow the Company to not reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. ASC 842 also allow entities to make certain policy elections, some of which the Company plans to elect, including a policy to not record short-term leases on the balance sheet as mentioned above. The Company is currently working through the implementation of transition-related controls and finalizing accounting elections. Although the Company is still assessing the potential impact this standard will have on its consolidated financial statements and disclosures, the Company currently estimates total ROU assets to be within the range of approximately $12 million to $14 million and lease liabilities to be within the range of approximately $16 million to $18 million upon adoption, before considering deferred taxes. The difference between the two ranges is due to approximately $4 million of unamortized lease incentives and deferred rent at the Company’s Marlborough and Waltham facilities as of December 31, 2018. The Company does not expect the adoption of ASC 842 to have a material impact on the consolidated statements of operations or consolidated statements of cash flows.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the “Act”). For all entities, the guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Entities can choose whether to apply the amendments retrospectively to each period in which the effect of the Act is recognized or to apply the amendments in the period of adoption. The Company will adopt this guidance on January 1, 2019 and does not expect its adoption to have a material impact on the its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 includes amendments that aim to improve the effectiveness of fair value measurement disclosures. The amendments in this guidance modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, “Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements,” including the consideration of costs and benefits. The amendments become effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

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

In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.” ASU 2018-18 clarifies the interaction between Topic 808, “Collaborative Arrangements,” and Topic 606, “Revenue from Contracts with Customers,” by making targeted improvements to US GAAP for collaborative arrangements and providing guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. This includes improving comparability in the presentation of revenue for certain transactions between collaborative arrangement participants by allowing presentation of the units of account in collaborative arrangements that are within the scope of Topic 606 together with revenue accounted for under Topic 606. The guidance becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

Recently Issued Accounting Standard Updates – Adopted During the Period

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASC 606”) which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition,” and creates a new Topic 606, “Revenue from Contracts with Customers.” Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The adoption of this ASU included updates as provided under ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”; ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”; and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The Company adopted the provisions of ASC 606 using the modified retrospective method effective January 1, 2018. See Note 4, “Revenue Recognition”, below for further discussion of the effects of this standard on the Company’s consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 requires that the income tax consequences of an intra-entity asset transfer other than inventory are recognized at the time of the transfer. An entity will continue to recognize the income tax consequences of an intercompany transfer of inventory when the inventory is sold to a third party. The Company adopted this standard on a modified-retrospective basis on January 1, 2018. See Note 7, “Income Taxes”, below for a discussion of the impact of this ASU on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires that the statement of cash flows explain the change during the period in the total cash, which is inclusive of cash and cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of period and end of period balances on the statement of cash flows upon adoption of this standard. The Company adopted this standard on a retrospective basis on January 1, 2018. The adoption resulted in an increase to cash, cash equivalents and restricted cash of $450,000 in the statement of cash flows at December 31, 2016 and September 30, 2017. The Company did not hold any restricted cash at December 31, 2018 or December 31, 2017.

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

3.	Acquisitions

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

Consideration Transferred

The Company accounted for the Spectrum Acquisition as a purchase of a business under ASC 805, “Business Combinations.” The Spectrum Acquisition was funded through payment of $122.9 million in cash, the issuance of 6,153,995 unregistered shares of the Company’s common stock totaling $247.6 million and a working capital adjustment of $0.4 million for a total purchase price of $370.9 million. Under the acquisition method of accounting, the assets of Spectrum were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net assets acquired was $370.9 million.

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

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred. The Company has incurred $2.9 million and $7.1 million in integration costs related to the Spectrum Acquisition in 2018 and 2017, respectively. These costs are primarily included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

Fair Value of Net Assets Acquired

The amounts recorded for the assets acquired and liabilities in the Spectrum Acquisition are final, based on the facts and circumstances that existed as of the August 1, 2017, the acquisition date. The components and allocation of the purchase price consists of the following amounts (amounts in thousands):

Cash and cash equivalents	$10,137
Accounts receivable	5,075
Inventory	13,502
Prepaid expenses and other assets	616
Fixed assets	6,004
Deferred tax assets	1,102
Customer relationships	78,400
Developed technology	38,560
Trademark and tradename	2,160
Non-compete agreements	960
Goodwill	265,722
Accounts payable	(1,335)
Unrecognized tax benefit	(576)
Accrued liabilities	(5,787)
Deferred tax liabilities	(43,608)

Fair value of net assets acquired	$370,932

Of the consideration paid, $78.4 million represents the fair value of customer relationships that will be amortized over the weighted average determined useful life of 15 years, and $38.6 million represents the fair value of developed technology that will be amortized over a determined useful life of 20 years. $1.0 million represents the fair value of non-competition agreements that will be amortized over a determined life of 3 years. $2.2 million represents the fair value of trademarks that will be amortized over a determined life of 2 to 20 years. The aforementioned intangible assets will be amortized on a straight-line basis.

The goodwill of $265.7 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. None of the goodwill recorded is expected to be deductible for income tax purposes.

Revenue, Net Income and Pro Forma Presentation

The Company recorded revenue from Spectrum of $19.4 million from August 1, 2017 through December 31, 2017. The Company has included the operating results of Spectrum in its consolidated statements of operations and comprehensive income since the August 1, 2017 acquisition date. The following table presents unaudited supplemental pro forma information as if the Spectrum Acquisition had occurred as of January 1, 2017 (amounts in thousands, except per share data):

December 31, 2017
Total revenue	$162,913
Net income (loss)	$17,220
Earnings (loss) per share:
Basic	$0.41

Diluted	$0.40

The unaudited pro forma information for the years ended December 31, 2017 was calculated after applying the Company’s accounting policies and the impact of acquisition date fair value adjustments. Unaudited pro forma net income for year ended December 31, 2017 was adjusted to exclude acquisition-related transaction costs, nonrecurring expenses related to the fair value adjustments associated with the acquisition and income tax benefits resulting from the acquisition. In addition, the unaudited pro forma net income for the year ended December 31, 2017 was adjusted to include incremental amortization of intangible assets. These items have been factored to the unaudited pro forma net income for the year ended December 31, 2017.

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

4.	Revenue Recognition

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

Disaggregation of Revenue

Revenues for the years ended December 31, 2018, 2017 and 2016 were as follows (amounts in thousands, except percentages):

	For the Years Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Product Revenue	$193,891	$141,089	$104,441
Royalty and other income	141	147	100

Total revenue	$194,032	$141,236	$104,541

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

Disaggregated revenue from contracts with customers by geographic region can be found in Note 2., “Summary of Significant Accounting Policies – Segment Reporting,” above.

Revenue from significant customers is as follows (amounts in thousands):

	For the Years Ended December 31,
	2018	2017	2016
MilliporeSigma	$29,843	$25,061	$28,856
GE Healthcare	$29,616	$30,150	$30,366

Filtration Products

The Company’s Filtration product line generates revenue through the sale of KrosFlo® hollow fiber (“HF”) TFF membranes and modules, ProConnex® single-use flow path connectors, flat sheet TFF cassettes and hardware, and XCell™ alternating tangential flow (“ATF”) devices and related consumables.

The Company markets the KrosFlo line of HF cartridges and TFF systems and the ProConnex line of single-use flow path connectors which were acquired as part of the Spectrum Acquisition. These products are used in the filtration, isolation, purification and concentration of biologics and diagnostic products. Sales of large-scale systems generally include components and consumables as well as training and installation services at the request of the customer. Because the initial sale of components and consumables are necessary for the operation of the system, such items are combined with the systems as a single performance obligation. Training and installation services do not significantly modify or customize these systems and therefore represent a distinct performance obligation.

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

Protein Products

The Company’s Protein product line generates revenue through the sale of Protein A ligands and growth factors. Protein A ligands are an essential component of Protein A chromatography resins (media) used in the purification of virtually all monoclonal antibody (“mAb”)-based drugs on the market or in development. The Company manufactures multiple forms of Protein A ligands under long-term supply agreements with major life sciences companies, who in turn sell their Protein A chromatography media to end users (biopharmaceutical manufacturers). The Company also manufactures growth factors for sale under long-term supply agreements with certain life sciences companies as well as direct sales to its customers. Each protein product is considered distinct and therefore represents a separate performance obligation. Protein product revenue is generally recognized at a point in time upon transfer of control to the customer.

Other Products

The Company’s other products include operating room products sold to hospitals. Other product revenue is generally recognized at a point in time upon transfer of control to the customer.

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

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of December 31, 2018 (amounts in thousands):

2018
Balances from contracts with customers only:
Accounts receivable	$33,015
Deferred revenue	1,290
Revenue recognized during the three-month period ending December 31, 2018 relating to:
The beginning deferred revenue balance	$422
Changes in pricing related to products or services satisfied in previous periods	—

The timing of revenue recognition, billings and cash collections results in the accounts receivables and deferred revenue balances on the Company’s consolidated balance sheets. There were no impairment losses on receivables during the year ending December 31, 2018.

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

5.	Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table represents the changes in the carrying value of goodwill for the years ended December 31, 2018 and 2017 (amounts in thousands):

Balance as of December 31, 2016	$59,548
Goodwill adjustment related to TangenX acquisition	85
Acquisition of Spectrum Lifesciences, LLC	265,519
Cumulative translation adjustment	2,181

Balance as of December 31, 2017	$327,333
Goodwill adjustment related to Spectrum Lifesciences, LLC acquisition	203
Cumulative translation adjustment	(801)

Balance as of December 31, 2018	$326,735

During each of the fourth quarters of 2018, 2017 and 2016, we completed our annual impairment assessments and concluded that goodwill was not impaired in any of those years.

Other Intangible Assets

Intangible assets, except for the ATF tradename, are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within selling, general and administrative expense in the Company’s statements of operations and comprehensive income. The ATF tradename is not amortized. The Company reviews its indefinite-lived intangible assets not subject to amortization to determine if adverse conditions exist or a change in circumstances exists that would indicate an impairment. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at December 31, 2018.

Intangible assets, net consisted of the following at December 31, 2018:

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$53,315	$(5,942)	$47,373	19
Patents	240	(240)	—	8
Customer relationships	101,460	(16,609)	84,851	14
Trademarks	2,160	(159)	2,001	20
Other intangibles	1,061	(548)	513	3

Total finite-lived intangible assets	158,236	(23,498)	134,738	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—

Total intangible assets	$158,936	$(23,498)	$135,438

Intangible assets consisted of the following at December 31, 2017:

	December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$51,801	$(3,201)	$48,600	19
Patents	240	(238)	2	8
Customer relationships	102,120	(9,636)	92,484	14
Trademarks	2,160	(47)	2,113	20
Other intangibles	1,063	(209)	854	3

Total finite-lived intangible assets	157,384	(13,331)	144,053	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—

Total intangible assets	$158,084	$(13,331)	$144,753

Amortization expense for finite-lived intangible assets was $10.6 million, $6.2 million and $2.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, the Company expects to record the following amortization expense (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense
2019	$10,536
2020	9,955
2021	9,464
2022	9,462
2023	9,462
2024 and thereafter	85,859

Total	$134,738

6.	Consolidated Balance Sheet Detail

Inventories, net

Inventories, net consists of the following:

	December 31,
	2018	2017
	(Amounts in thousands)
Raw materials	$24,937	$22,351
Work-in-process	5,185	4,083
Finished products	12,141	12,570

Total inventories, net	$42,263	$39,004

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2018	2017
	(Amounts in thousands)
Equipment maintenance and services	$1,677	$1,091
Prepaid taxes	843	311
Prepaid insurance	629	594
Deferred costs	55	67
Other	697	218

Total prepaid expenses and other current assets	$3,901	$2,281

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2018	2017
	(Amounts in thousands)
Land	$1,023	$1,023
Buildings	764	764
Leasehold improvements	16,259	15,673
Equipment	24,092	21,904
Furniture and fixtures	5,448	4,272
Construction in progress(1)	12,906	2,581

Total property, plant and equipment	60,492	46,217
Less - Accumulated depreciation	(28,312)	(23,800)

Total property, plant and equipment, net	$32,180	$22,417

(1)

Construction in progress as of December 31, 2018 includes $7.3 million for the buildout of our Marlborough facility, $2.1 million in capitalized internal-use software development costs and $2.1 million for a casting machine, among other projects.

Depreciation expense totaled $5.2 million, $4.2 million and $3.3 million in the fiscal years ended December 31, 2018, 2017 and 2016, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2018	2017
	(Amounts in thousands)
Employee compensation	$9,953	$9,560
Taxes	1,024	1,668
Royalty and license fees	242	1,383
Accrued purchases	683	1,191
Warranties	546	598
Professional fees	942	947
Deferred revenue	1,290	960
Other	1,185	1,622

Total accrued liabilities	$15,865	$17,929

7.	Income Taxes

The components of income from operations before income taxes are as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Domestic	$(73)	$(6,709)	$(4,882)
Foreign	21,509	13,957	16,574

Income from operations before income taxes	$21,436	$7,248	$11,692

The components of the income tax provision (benefit) from operations are as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Current and deferred components of the tax provision (benefit) from operations:
Current	$4,354	$3,624	$4,077
Deferred	465	(24,729)	(4,066)

Total	$4,819	$(21,105)	$11

Jurisdictional components of the tax provision (benefit) from operations:
Federal	$(393)	$(24,012)	$(3,809)
State	718	(438)	(207)
Foreign	4,494	3,345	4,027

Total	$4,819	$(21,105)	$11

During 2018, the Company utilized its remaining U.S. net operating loss carryforwards of $19.5 million. At December 31, 2018, the Company had federal business tax credit carryforwards of $2.9 million and state business tax credit carryforwards of $0.4 million available to reduce future domestic income taxes, if any. The business tax credits carryforwards will expire at various dates through December 2038. The net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

The components of deferred income taxes are as follows:

	December 31,
	2018	2017
	(Amounts in thousands)
Deferred tax assets:
Temporary timing differences:
Stock-based compensation expense	$2,874	$1,662
Contingent consideration	2,263	2,196
Other	2,632	1,704

Total temporary timing differences	7,769	5,562
Net operating loss carryforwards	—	4,361
Tax business credits carryforwards	2,004	1,265

Total deferred tax assets	9,773	11,188
Less: Valuation allowance	(131)	(6)

Net deferred tax assets	9,642	11,182
Deferred tax liabilities:
Goodwill	(1,076)	(807)
Acquired intangible assets	(26,903)	(32,359)
Conversion option on convertible notes	(2,394)	(3,183)

Total deferred tax liabilities	(30,373)	(36,349)

Total net deferred tax liabilities	$(20,731)	$(25,167)

The net change in the total valuation allowance for the year ended December 31, 2018 was an increase of $0.1 million. The net change in the total valuation allowance for the year ended December 31, 2017 was a decrease of $10.0 million which included the changes below. During the first quarter of 2017 the Company adopted ASU 2016-09. ASU 2016-09 states that previously unrecognized excess tax benefits related to stock-based compensation should be recognized on a modified retrospective basis. As such, the Company increased its U.S. federal and state net operating loss carryovers by $5.1 million as of January 1, 2017 for previously unrecognized stock-based compensation excess tax benefits outstanding as of the beginning of the period. Because the Company maintained a full valuation allowance on its U.S. deferred tax assets at that date, the Company recorded a corresponding increase to the valuation allowance as of January 1, 2017. During the second quarter of 2017, the Company agreed to sell certain intellectual property to Repligen Sweden AB that allowed for the Company to utilize certain of its U.S. deferred tax assets. Accordingly, the Company reduced its valuation allowance on its U.S. deferred tax assets by $9.2 million. Additionally, in conjunction with the Spectrum Acquisition, the Company determined that its U.S. deferred tax assets were more likely than not to be realized after considering deferred tax liabilities related to the acquired intangible assets. Accordingly, the Company reduced its valuation allowance on its U.S. deferred tax assets by $5.9 million. The valuation allowance decreased by $8.5 million for the year ended December 31, 2016. As of December 31, 2018, the Company believes that realization of its deferred tax assets related to capital loss carryovers and certain foreign tax credits are not more likely than not, and the Company continues to maintain its valuation allowance against those U.S. deferred tax assets.

The reconciliation of the federal statutory rate to the effective income tax rate for the years ended December 31, 2018, 2017 and 2016 is as follows:

	For the Years Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Income before income taxes	$21,436		$7,248		$11,692

Expected tax at statutory rate	4,502	21.0%	2,537	35.0%	3,975	34.0%
Adjustments due to:
Difference between U.S. and foreign tax	345	1.6%	(1,797)	(24.8%)	(2,031)	(17.4%)
State income and franchise tax	(146)	(0.7%)	(307)	(4.2%)	(326)	(2.8%)
Business tax credits	(1,523)	(7.1%)	(708)	(9.8%)	(236)	(2.0%)
Permanent differences:
Stock-based compensation expense	(1,213)	(5.7%)	(946)	(13.1%)	31	0.3%
Transaction costs	—	0.0%	1,232	17.0%	156	1.3%
U.S. taxation of foreign earnings	2,190	10.2%	—	0.0%	—	0.0%
Executive compensation	367	1.7%	265	3.7%	—	0.0%
Other	97	0.5%	205	2.8%	380	3.3%
Change in U.S. federal tax rates	—	0.0%	(12,839)	(177.1%)	—	0.0%
Change in U.S. state tax rates	748	3.5%	(151)	(2.1%)	—	0.0%
Change in Netherlands tax rate	(388)	(1.8%)	—	0.0%	—	0.0%
Transition tax	(1,338)	(6.2%)	3,266	45.1%	—	0.0%
Uncertain tax provisions	1,021	4.8%	241	3.3%	—	0.0%
Change in valuation allowance	125	0.6%	(12,164)	(167.8%)	(1,981)	(16.9%)
Return to provision adjustments	33	0.2%	(161)	(2.2%)	—	0.0%
Other	(1)	(0.1%)	222	3.0%	43	0.4%

Income tax provision (benefit)	$4,819	22.5%	$(21,105)	(291.2%)	$11	0.1%

The Company’s tax returns are subject to examination by federal, state and international taxing authorities for the following periods:

Jurisdiction	Fiscal Years Subject to Examination
United States – federal and state	2015-2018
Sweden	2012-2018
Germany	2017-2018
Netherlands	2012-2018

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	For the Years Ended December 31,
	2018	2017
	(Amounts in thousands)
Balance of gross unrecognized tax benefits, beginning of period	$1,806	$1,407
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	1,062	199
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the prior period	—	679
Gross amounts of decrease due to release	(16)	(479)

Balance of gross unrecognized tax benefits, end of period	$2,852	$1,806

Included in the balance of unrecognized tax benefits as of December 31, 2018 are $2.9 million of tax benefits that, if recognized, would affect the effective tax rate.

As of December 31, 2018, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $72.4 million. Because $58.0 million of such earnings have previously been subject to the one-time transition tax on foreign earnings required by the 2017 Tax Act, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. At December 31, 2018, we have not provided for taxes on outside basis differences of our foreign subsidiaries, as we have the ability and intent to indefinitely reinvest the undistributed earnings of our foreign subsidiaries, and there are no needs for such earnings in the United States that would contradict our plan to indefinitely reinvest.

ASU 2016-16,“Intra-Entity Transfers of Assets Other Than Inventory,” requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized when the intra-entity transfer occurs rather than deferring recognition of income tax consequences until the transfer was made with an outside party. The Company adopted the provisions of this ASU in the first quarter of 2018. The adoption resulted in a decrease of $5.7 million to other assets, a decrease of $5.0 million to deferred tax assets and a decrease of $0.7 million to accumulated deficit at January 1, 2018.

On December 22, 2017, President Trump signed into law H.R. 1/Public Law No. 115-97, the tax legislation commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Act”). The Act made significant changes to federal tax law, including, but not limited to, a reduction in the federal income tax rate from 35% to 21%, taxation of certain global intangible low-taxed income, allowing for immediate expensing of qualified assets, stricter limits on deductions for interest and certain executive compensation, and a one-time transition tax on previously deferred earnings of certain foreign subsidiaries.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of H.R.1. The Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. During 2018, final adjustments noted below have been made to the provisional amounts recorded during 2017, and the Company has now completed its accounting for various tax impacts of the Act.

The Act lowered the Company’s U.S. statutory federal tax rate from 35% to 21% effective January 1, 2018. The Company recorded a tax benefit of $12.8 million in the year ended December 31, 2017 for the reduction in its US deferred tax assets and liabilities resulting from the rate change. The accounting for this item is complete and no adjustments were made to this amount during 2018.

The Act included a one-time deemed repatriation transition tax whereby entities that are shareholders of a specified foreign corporation must include in gross income the undistributed and previously untaxed post-1986 earnings and profits of the specified foreign corporation. Our provisional amount recorded at December 31, 2017 increased our tax provision by $3.3 million. As of December 31, 2018, the accounting for this item is complete. For the three months ended December 31, 2018, the Company recorded a tax benefit of $1.3 million, as a result of refining our calculations of post-1986 earnings and profits for our foreign subsidiaries.

The Company is subject to a territorial tax system under the Act, in which the Company is required to provide for tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The Company has adopted an accounting policy to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense.

8.	Stockholders’ Equity

Public Offering of Common Stock

On July 3, 2017, the Company completed a public offering in which 2,807,017 shares of its common stock were sold to the public at a price of $42.75 per share. The underwriters were granted an option, which they exercised in full, to purchase an additional 421,052 shares of the Company’s common stock. The total proceeds from this offering, net of underwriting discounts, commissions and other offering expenses, totaled $129.3 million.

Stock Option and Incentive Plans

At our 2018 annual meeting of shareholders held on May 16, 2018, our shareholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”). Under the 2018 Plan the number of shares of our common stock that are reserved and available for issuance shall be 2,778,000 plus the number of shares of common stock available for issuance under our Amended and Restated 2012 Stock Option and Incentive Plan (the “2012 Plan”). The shares of common stock underlying any awards under the 2018 Plan, 2012 Plan and the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan,” and together with the 2018 Plan and 2012 Plan, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At December 31, 2018, 2,874,751 shares were available for future grant under the 2018 Plan.

Stock-Based Compensation

The Company recorded stock-based compensation expense of $10.2 million, $6.7 million and $4.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, for share-based awards granted under the Plans.

The following table presents stock-based compensation expense in the Company’s consolidated statements of operations and comprehensive income:

	For the Years Ended December 31,
	2018	2017	2016
	(Amounts in thousands)
Cost of product revenue	$1,019	$704	$341
Research and development	917	481	537
Selling, general and administrative	8,256	5,562	3,717

Total stock-based compensation	$10,192	$6,747	$4,595

During 2016, the Company modified certain stock option grants for its former senior vice president of research and development in conjunction with his retirement. As part of the April 2016 transition agreement, all outstanding equity awards continued to vest through December 31, 2016, and fifty percent (50%) of the option awards that are unvested on February 28, 2017 immediately vested and became exercisable as of that date. As a result of these modifications to his share-based payment arrangements, the Company incurred stock compensation expense of $0.3 million for the year ended December 31, 2016. This expense was recorded to research and development expense on the Company’s consolidated statement of operations and comprehensive income.

The 2018 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Employee grants under the Plans generally vest over a three- to five-year period, with 20%-33% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plans generally vest over one year. In the first quarter of 2018, to create a longer-term retention incentive, the Company’s Compensation Committee granted long-term incentive compensation awards to its Chief Executive Officer consisting of both stock options and restricted stock units (“RSUs”) that are subject to time-based vesting over nine years. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At December 31, 2018, options to purchase 998,226 shares and 705,413 RSUs were outstanding under the Plans.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards on the grant date, and the Company uses the value of the common stock as of the grant date to value RSUs. The Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. The Company recognizes expense on awards with service-based vesting over the employee’s requisite service period on a straight-line basis. In the third quarter of 2017, the Company issued performance stock units to certain employees related to the Spectrum Acquisition which are tied to the achievement of certain revenue and gross margin metrics and the passage of time. Additionally, in the first quarter of 2018, the Company issued performance stock units to certain individuals which are tied to the achievement of certain 2018 revenue metrics and the passage of time. The Company recognizes expense on performance-based awards over the vesting period based on the probability that the performance metrics will be achieved. The Company recognizes stock-based compensation expense for options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted for estimated forfeitures. The fair value of share-based awards granted during the years ended December 31, 2018, 2017 and 2016 were calculated using the following estimated assumptions:

	For the Years Ended December 31,
	2018	2017	2016
Expected term (in years)	5.5 – 7.5	6.1	6.7 – 7.1
Expected volatility (range)	45.14 – 50.87%	51.48%	50.85 – 51.01%
Risk-free interest rate	2.63 – 2.96%	1.88 – 1.99%	1.51 – 2.37%
Expected dividend yield	0%	0%	0%

Information regarding option activity for the year ended December 31, 2018 under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2017	734,940	$20.80
Granted	449,678	$35.48
Exercised	(176,804)	$19.31
Forfeited/expired/cancelled	(9,588)	$29.71

Options outstanding at December 31, 2018	998,226	$27.54	7.19	$25,273

Options exercisable at December 31, 2018	410,760	$18.53	4.96	$14,051

Vested and expected to vest at December 31, 2018(1)	953,454		7.10	$24,490

(1)

Represents the number of vested options as of December 31, 2018 plus the number of unvested options expected to vest as of December 31, 2018 based on the unvested outstanding options at December 31, 2018 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on December 31, 2018, the last business day of 2018, of $52.74 per share and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $5.3 million, $5.3 million and $5.0 million, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $18.90, $16.94 and $14.16, respectively. The total fair value of stock options that vested during the years ended December 31, 2018, 2017 and 2016 was $2.3 million, $2.2 million and $1.7 million, respectively.

Information regarding RSU activity for the year ended December 31, 2018 under the Plans is summarized below:

	Shares	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Unvested at December 31, 2017	505,235
Awarded	407,961
Vested	(153,383)
Forfeited/expired/cancelled	(54,400)

Unvested at December 31, 2018	705,413	3.98	$37,203

Vested and expected to vest at December 31, 2018(1)	652,543	3.26	$34,415

(1)

Represents the number of vested RSUs units as of December 31, 2018 plus the number of unvested RSUs expected to vest as of December 31, 2018 based on the unvested outstanding RSUs at December 31, 2018 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (equal to the closing price of the common stock on December 31, 2018, the last business day of 2018, of $52.74 per share, as RSUs do not have an exercise price) that would have been received by the RSU holders had all holders exercised on December 31, 2018. The aggregate intrinsic value of RSUs vested during the years ended December 31, 2018, 2017 and 2016 was $6.2 million, $4.0 million and $1.7 million, respectively.

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2018, 2017 and 2016 was $30.30, $26.03 and $27.25, respectively. The total fair value of RSUs that vested during the years ended December 31, 2018, 2017 and 2016 was $4.6 million, $4.0 million and $1.5 million, respectively.

As of December 31, 2018, there was $27.1 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 4.53 years. The Company expects 1,195,236 unvested options and RSUs to vest over the next five years.

9.	Commitments and Contingencies

Lease Commitments

In January 2018, the Company entered into a lease agreement to rent a 63,761 square foot manufacturing facility in Marlborough, Massachusetts. This facility is currently being transitioned to take over production of SIUS TFF from our Shrewsbury, Massachusetts facility. We expect this transition to be fully completed by June 30, 2019. This lease expires on November 30, 2028 and the total obligations related to this lease are included in the table below.

In 2017, as a result of the Spectrum Acquisition, the Company retained the obligation related to manufacturing space in Rancho Dominguez, California, which expires on July 15, 2020. The space is an approximately 54,000 square foot manufacturing facility which includes manufacturing, quality control and inventory areas as well as clean room suites. This space was expanded by approximately 15,000 square feet in November 2018 when the Company leased space in an adjacent building. This additional lease expires on November 30, 2025.

In March 2014, the Company entered into an amendment of its existing lease agreement to expand the rented space from approximately 56,000 to approximately 76,000 square feet at 41 Seyon Street, Waltham, Massachusetts. Pursuant to the terms of the amended lease, Repligen leased an additional 19,900 square feet (the “Expansion Space”) for a period of eight years and one month, commencing on August 1, 2014. The amended lease provides for additional rent expense of $0.4 million on an annualized basis. The amended lease also required an increase to a letter of credit from $0.2 million to $0.5 million and continues to require the Company to pay a proportionate share of certain of the landlord’s annual operating costs and real estate taxes. In 2017, the issuing bank no longer required collateral to secure the letter of credit; as a result, the Company released the funds from restricted cash. Future minimum rental commitments under the amended lease as of December 31, 2018 are $1.4 million for the years ending December 31, 2019, 2020 and 2021, respectively, $1.3 million for the year ended December 31, 2022 and $0.4 million for the year ending December 31, 2023 (until May 31, 2023, the expiration date of the lease).

The Company leases four adjacent buildings in Lund, Sweden totaling approximately 45,000 square feet of space used primarily for biologics manufacturing and administrative operations. The lease was renewed during 2016 and expires on December 31, 2021. Future minimum rental commitments under the amended lease as of December 31, 2018 are $0.9 million for the years ending December 31, 2019, 2020 and 2021, respectively.

Obligations under non-cancelable operating leases, including the facility leases discussed above, as of December 31, 2018 are as follows (amounts in thousands):

For the Years Ended December 31,	Operating Leases
2019	$4,021
2020	3,599
2021	3,263
2022	2,213
2023	1,316
2024 and thereafter	3,622

Minimum operating lease payments	$18,034

Rent expense charged to operations under operating leases was $4.4 million, $3.4 million and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, 2017 and 2016, the Company had deferred rent liabilities of $4.1 million, $1.7 million and $1.8 million, respectively, related to the escalating rent provisions for the Waltham, Massachusetts headquarters and the Company’s facilities in Rancho Dominguez, California and Marlborough, Massachusetts.

Licensing and Research Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements which require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. Research and development expenses associated with license agreements were immaterial amounts for the years ended December 31, 2018, 2017 and 2016.

In September 2018, we entered into a collaboration agreement with Sartorius Stedim Biotech (“SSB”), a leading international supplier for the biopharmaceutical industry, to integrate XCell™ ATF cell retention control technology into Sartorius’s BIOSTAT® STR large-scale, single-use bioreactors to create novel perfusion-enabled bioreactors. As a result of this collaboration, end-users will stand to benefit from a single control system for 50L to 2,000L bioreactors used in perfusion cell culture applications. The single interface is designed to control cell growth, fluid management and cell retention in continuous and intensified bioprocessing and, ultimately, simplify the development and manufacture of biotechnological drugs under current good manufacturing practices.

In June 2018, we secured an agreement with Navigo for the exclusive co-development of multiple affinity ligands for which Repligen holds commercialization rights. We are manufacturing and have agreed to supply the first of these ligands, NGL-Impact™ A, exclusively to Purolite Life Sciences (“Purolite”), who will pair our high-performance ligand with Purolite’s agarose jetting base bead technology used in their Jetted A50 Protein A resin product. We also signed a long-term supply agreement with Purolite for NGL-Impact A and other potential additional affinity ligands that may advance from our Navigo collaboration. The Navigo and Purolite agreements are supportive of our strategy to secure and reinforce our proteins business. We made payments to Navigo of $2.4 million in the year ended December 31, 2018 in connection with this program, which are recorded to research and development expenses in our consolidated statement of operations and comprehensive income.

Purchase Orders, Supply Agreements and Other Contractual Obligations

In the normal course of business, the Company has entered into purchase orders and other agreement with manufacturers, distributors and others. Outstanding obligations at December 31, 2018 of $29.0 million are expected to be completed within one year.

10.	Convertible Senior Notes

The carrying value of the Company’s convertible senior notes is as follows:

	December 31,
	2018	2017
	(Amounts in thousands)
2.125% convertible senior notes due 2021:
Principal amount	$114,989	$115,000
Unamortized debt discount	(9,781)	(13,395)
Unamortized debt issuance costs	(1,720)	(2,355)

Total convertible senior notes	$103,488	$99,250

On May 24, 2016, the Company issued $115.0 million aggregate principal amount of its Notes. The net proceeds from the sale of the Notes, after deducting the underwriting discounts and commissions and other related offering expenses, were $111.1 million. The Notes bear interest at the rate of 2.125% per annum, payable semiannually in arrears on June 1 and December 1 of each year, beginning December 1, 2016.

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

Notes with a par value of $11,000 were submitted for conversion in the fourth quarter of 2017, and this conversion was settled in the first quarter of 2018. The conversion resulted in the issuance of a nominal-amount of shares of the Company’s common stock, and the Company recorded a loss of $1,000 on the conversion of these Notes.

During the fourth quarter of 2018, the closing price of the Company’s common stock continued to exceed 130% of the conversion price of the Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the Notes are convertible at the option of the holders of the Notes during the first quarter of 2019, the quarter immediately following the quarter when the conditions were met, as stated in the terms of the Notes. These terms have been met each quarter since the second quarter of 2018 and, expecting to continue meeting these terms, the Company reclassified the carrying value of the Notes from long-term liabilities to current liabilities on the Company’s consolidated balance sheet as of June 30, 2018. As of December 31, 2018, the if- converted value of the Notes exceeded the aggregate principal amount by $69.6 million. As of the date of this filing, no Notes were converted by the holders of such Notes in the first quarter of 2019. In the event the closing price conditions are met in the first quarter of 2019 or a future fiscal quarter, the Notes will be convertible at a holder’s option during the immediately following fiscal quarter.

The conversion rate for the Notes will initially be 31.1813 shares of the Company’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of $32.07 per common share, and is subject to adjustment under the terms of the Notes. Holders of the Notes may require the Company to repurchase their Notes upon the occurrence of a fundamental change prior to maturity for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

The Company will not have the right to redeem the Notes prior to June 5, 2019, but may redeem the Notes, at its option, in whole or in part, on any business day on or after June 5, 2019 and prior to the maturity date if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides written notice of redemption. The redemption price will be equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

The Notes contain customary terms and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the holders of at least 25% in aggregate principal amount of the outstanding Notes may declare 100% of the principal of, and any accrued and unpaid interest on, all of the Notes to be due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Notes will become due and payable automatically. Notwithstanding the foregoing, the Notes provide that, to the extent the Company elects and for up to 270 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants consist exclusively of the right to receive additional interest on the Notes. The Company is not aware of any events of default, current events or market conditions that would allow holders to call or convert the Notes as of December 31, 2018.

The cash conversion feature of the Notes required bifurcation from the Notes and was initially accounted for as an equity instrument classified to stockholders’ equity, as the conversion feature was determined to be clearly and closely related to the Company’s stock. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and asset base and with similar maturity, the Company estimated the implied interest rate, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $96.3 million upon issuance, calculated as the present value of implied future payments based on the $115 million aggregate principal amount. The equity component of the Notes was recognized as a debt discount, recorded in additional paid-in capital, and represents the difference between the aggregate principal of the Notes and the fair value of the Notes without conversion option on their issuance date. The debt discount is amortized to interest expense using the effective interest method over five years, or the life of the Notes. The Company assesses the equity classification of the cash conversion feature quarterly, and it is not re-measured as long as it continues to meet the conditions for equity classification.

Interest expense recognized on the Notes in 2018 was $2.4 million, $3.6 million and $0.6 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. Interest expense recognized on the Notes during 2017 includes $2.4 million, $3.4 million and $0.6 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the Notes is 6.6%, which includes the interest on the Notes, amortization of the debt discount and debt issuance costs. As of December 31, 2018, the carrying value of the Notes was $103.5 million and the fair value of the principal was $184.6 million. The fair value of the Notes was determined based on the most recent trade activity of the Notes as of December 31, 2018.

11.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) consisted of the following for the years ended December 31, 2018 and 2017:

	Foreign Currency Translation Adjustment	Changes in Fair Value of Available- for-Sale Investments	Accumulated Other Comprehensive Loss
	(Amounts in thousands)
Balance as of December 31, 2016	$(13,744)	$(5)	$(13,749)
Other comprehensive loss	7,381	5	7,386

Balance as of December 31, 2017	(6,363)	—	(6,363)
Other comprehensive loss	(5,530)	—	(5,530)

Balance as of December 31, 2018	$(11,893)	$—	$(11,893)

12.	Employee Benefit Plans

In the United States, the Repligen Corporation 401(k) Savings and Retirement Plan (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All U.S. employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to match a portion of the employees’ contributions up to a defined maximum. The match is calculated on a calendar year basis. The Company matched $0.7 million, $0.5 million and $0.2 million in the years ended December 31, 2018, 2017 and 2016, respectively.

In Sweden, the Company contributes to a government-mandated occupational pension plan that is a qualified defined contribution plan. All employees in Sweden are eligible for this pension plan. The Company pays premiums to a third-party occupational pension specialist who administers the pension plan. These premiums are based on various factors including each employee’s age, salary, employment history and selected benefits in the pension plan. When an employee terminates or retires, these premium payments cease for that employee and the Company has no further pension-related obligations for that employee. For the years ended December 31, 2018, 2017 and 2016, the Company contributed $0.6 million, $0.5 million and $0.5 million, respectively, to the pension plan.

13.	Related Party Transactions

In July 2017, in conjunction with the Spectrum Acquisition, the Board of Directors engaged one of the Company’s independent directors to serve as the chairperson of the Spectrum Integration Committee. In this role, this Director worked directly with the Company’s executive team on general integration strategy and focused on the integration of Spectrum’s operations and commercial organization with the Company. The Company recorded $0.2 million of expense for the year ended December 31, 2017 related to this director’s services.

Additionally, certain facilities leased by Spectrum are owned by the former owner of Spectrum, who currently holds greater than 10% of the Company’s outstanding common stock. The lease amounts paid to this shareholder were negotiated in connection with the Spectrum Acquisition. The Company has incurred rent expense totaling $0.7 million for the year ended December 31, 2018 related to these leases.

As part of the Spectrum Acquisition, the Company was responsible for filing all tax returns for Spectrum for the period from January 1, 2017 through July 31, 2017, the day before the Spectrum Acquisition. The Company was responsible for collecting any tax refunds from federal and state authorities and remitting these refunds to the former shareholders of Spectrum, including the former owner of Spectrum who currently holds greater than 10% of the Company’s outstanding common stock. During 2018, the Company collected $1.7 million of these tax refunds, which the Company paid to the Spectrum shareholders during the fourth quarter of 2018, net of $0.2 million of expenses paid by the Company on behalf of Spectrum for tax preparation and other fees.

14.	Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly results of operations for 2018 and 2017. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	For the Years Ended December 31, 2018
	Q1	Q2	Q3	Q4
	(Amounts in thousands, except per share data)
Revenue	$44,830	$47,731	$49,529	$51,942
Gross profit	25,162	26,643	27,346	28,350
Operating expenses	38,854	43,458	41,643	44,089
Net income	3,448	2,738	4,794	5,638
Earnings per share:
Basic	$0.08	$0.06	$0.11	$0.13
Diluted	$0.08	$0.06	$0.10	$0.12

	For the Years Ended December 31, 2017
	Q1	Q2	Q3	Q4
	(Amounts in thousands, except per share data)
Revenue	$30,590	$32,455	$36,580	$41,611
Gross profit	16,600	18,518	16,593	22,475
Operating expenses	24,914	26,982	36,986	38,349
Net income	3,068	8,438	4,669	12,178
Earnings per share:
Basic	$0.09	$0.25	$0.11	$0.28
Diluted	$0.09	$0.24	$0.11	$0.27