Form 10-Q
period 2019-03-31
REPLIGEN CORP
filed 2019-05-09
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(781) 250-0111

Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	RGEN	The Nasdaq Global Select Market

The number of shares outstanding of the registrant’s common stock on May 3, 2019 was 47,225,369.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

REPLIGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$196,135	$193,822
Accounts receivable, less reserve for doubtful accounts of $226 and $227 at March 31, 2019 and December 31, 2018, respectively	39,341	33,015
Royalties and other receivables	21	136
Unbilled receivables	—	2,602
Inventories, net	44,920	42,263
Prepaid expenses and other current assets	3,660	3,901

Total current assets	284,077	275,739
Property, plant and equipment, net	34,526	32,180
Intangible assets, net	132,648	135,438
Goodwill	326,395	326,735
Deferred tax assets	3,917	4,355
Operating lease right of use assets	16,185	—
Other assets	173	174

Total assets	$797,921	$774,621

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,823	$10,489
Operating lease liability	3,100	—
Accrued liabilities	12,760	15,865
Convertible senior notes, current portion	104,595	103,488

Total current liabilities	130,278	129,842
Deferred tax liabilities	25,097	25,086
Operating lease liability, long-term	17,088	—
Other liabilities, long-term	433	4,125

Total liabilities	172,896	159,053

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 44,073,998 shares at March 31, 2019 and 43,917,378 shares at December 31, 2018 issued and outstanding	441	439
Additional paid-in capital	645,883	642,590
Accumulated other comprehensive loss	(13,784)	(11,893)
Accumulated deficit	(7,515)	(15,568)

Total stockholders’ equity	625,025	615,568

Total liabilities and stockholders’ equity	$797,921	$774,621

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2019	2018
Revenue:
Products	$60,612	$44,799
Royalty and other revenue	22	31

Total revenue	60,634	44,830

Costs and operating expenses:
Cost of product revenue	26,845	19,668
Research and development	3,620	3,288
Selling, general and administrative	18,998	15,898

Total costs and operating expenses	49,463	38,854

Income from operations	11,171	5,976

Other income (expenses):
Investment income	713	181
Interest expense	(1,726)	(1,652)
Other income	358	71

Other expenses, net	(655)	(1,400)

Income before income taxes	10,516	4,576
Income tax provision	2,463	1,128

Net income	$8,053	$3,448

Earnings per share:
Basic	$0.18	$0.08

Diluted	$0.17	$0.08

Weighted average common shares outstanding:
Basic	43,968	43,621

Diluted	46,279	44,327

Net income	$8,053	$3,448
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,891)	251

Comprehensive income	$6,162	$3,699

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands, except share data)

	Common Stock					Total
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2018	43,917,378	$439	$642,590	$(11,893)	$(15,568)	$615,568
Net income	—	—	—	—	8,053	8,053
Exercise of stock options and releases of restricted stock	156,620	2	42	—	—	44
Stock-based compensation expense	—	—	3,251	—	—	3,251
Translation adjustment	—	—	—	(1,891)	—	(1,891)

Balance at March 31, 2019	44,073,998	$441	$645,883	$(13,784)	$(7,515)	$625,025

	Common Stock					Total
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2017	43,587,079	$436	$628,983	$(6,363)	$(31,508)	$591,548
Net income					3,448	3,448
Issuance of common stock for debt conversion	2	0	0	—	—	—
Exercise of stock options and releases of restricted stock	105,222	1	344	—	—	345
Stock-based compensation expense	—	—	2,268	—	—	2,268
Cumulative effect of accounting changes	—	—	—	—	(677)	(677)
Translation adjustment	—	—	—	251	—	251

Balance at March 31, 2018	43,692,303	$437	$631,595	$(6,112)	$(28,737)	$597,183

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$8,053	$3,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,213	3,960
Non-cash interest expense	1,107	1,036
Stock-based compensation expense	3,251	2,268
Deferred tax expense	892	449
Other	—	1
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(6,692)	(1,529)
Royalties and other receivables	112	127
Unbilled receivables	2,602	—
Inventories	(1,478)	(1,188)
Prepaid expenses and other assets	215	(1,608)
Operating lease right of use assets	784	—
Accounts payable	(570)	(1,550)
Accrued expenses	(1,855)	(3,839)
Operating lease liability	(840)	—
Long-term liabilities	(6)	(3)

Total cash provided by operating activities	9,788	1,572

Cash flows from investing activities:
Additions to capitalized software costs	(1,740)	—
Purchases of property, plant and equipment	(2,088)	(1,564)

Total cash used in investing activities	(3,828)	(1,564)

Cash flows from financing activities:
Exercise of stock options	44	344
Repayment of senior convertible notes	—	(11)

Total cash provided by financing activities	44	333

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,691)	(224)

Net increase in cash, cash equivalents and restricted cash	2,313	117

Cash, cash equivalents and restricted cash, beginning of period	193,822	173,759

Cash, cash equivalents and restricted cash, end of period	$196,135	$173,876

Supplemental disclosure of cash flow information:
Income taxes paid	$1,055	$937
Supplemental disclosure of non-cash investing and financing activities:
Non-cash effect of adoption of ASU 2016-16	$—	$5,609

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The consolidated financial statements included herein have been prepared by Repligen Corporation (the “Company”, “Repligen” or “we”) in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Repligen Sweden AB, Repligen GmbH, Spectrum LifeSciences, LLC and its subsidiaries (“Spectrum,” acquired on August 1, 2017) and Repligen Singapore Pte. Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Accounting Standards Updates

We consider the applicability and impact of all Accounting Standards Updates on our consolidated financial statements. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations. Recently issued Accounting Standards Updates which we feel may be applicable to us are as follows:

Recently Issued Accounting Standard Updates – Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 includes amendments that aim to improve the effectiveness of fair value measurement disclosures. The amendments in this guidance modify the disclosure requirements on fair value measurements based on the concepts in FASB Concepts Statement, “Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements,” including the consideration of costs and benefits. The amendments become effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

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

In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.” ASU 2018-18 clarifies the interaction between Topic 808, “Collaborative Arrangements,” and Topic 606, “Revenue from Contracts with Customers,” by making targeted improvements to GAAP for collaborative arrangements and providing guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. This includes improving comparability in the presentation of revenue for certain transactions between collaborative arrangement participants by allowing presentation of the units of account in collaborative arrangements that are within the scope of Topic 606 together with revenue accounted for under Topic 606. The guidance becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

Recently Issued Accounting Standard Updates – Adopted During the Period

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”ASU 2016-02, along with subsequent ASUs issued to clarify certain provisions of ASU 2016-02 (collectively known as “ASC 842”), establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Certain qualitative and quantitative disclosures are also required. The Company adopted ASU 2016-02 and related amendments on January 1, 2019 using an optional transition method allowed with the issuance of ASU 2018-11, “Leases – Targeted Improvements (Topic 842),” in July 2018. ASU 2018-11 gives entities the option to not provide comparative period financial statements and instead apply the transition requirements as of the effective date of the new standard. Pursuant to additional guidance under ASC 842, the Company also elected the optional package of practical expedients, which allowed the Company to not reassess: (i) whether expired or existing contracts contain leases; (ii) lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC 840, “Leases”, which did not require the recognition of operating lease liabilities on the consolidated balance sheet, and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases, which is determined at the inception of the lease. The lease classification affects the expense recognition in the consolidated statements of comprehensive income. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. Therefore, there is no significant difference in our results of operations presented in our consolidated statements of comprehensive income for each period presented. The Company also elected under the package of practical expedients, to combine lease and non-lease components and not to record leases with an initial term of 12 months or less on the balance sheet. The Company adopted ASC 842 using the optional transition method for all leases existing at January 1, 2019. The adoption had a substantial impact on our balance sheet. The most significant impact was the recognition of the operating lease ROU assets and lease liabilities for operating leases. Upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded ROU assets of $17.0 million and lease liabilities of $21.0 million, before considering deferred taxes. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our incremental borrowing rate at the effective date January 1, 2019. The difference between the ROU assets and the lease liabilities is due to approximately $4 million of unamortized lease incentives and deferred rent at the Company’s Marlborough and Waltham facilities as of December 31, 2018. There was no impact to our beginning retained earnings upon adoption of ASC 842. See Note 4, “Leases,” below for more information on the Company’s adoption of ASC 842.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the “Act”). Entities can choose whether to apply the amendments retrospectively to each period in which the effect of the Act is recognized or to apply the amendments in the period of adoption. This guidance became effective for the Company in the first quarter of 2019 and had no impact on our consolidated financial statements.

2.	Fair Value Measurements

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

As of March 31, 2019 and December 31, 2018, cash and cash equivalents on the Company’s consolidated balance sheets included $122.3 million and $126.6 million, respectively, in a money market account. These funds are valued on a recurring basis using Level 1 inputs.

In May 2016, the Company issued $115.0 million aggregate principal amount of the Notes due June 1, 2021. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2016. As of March 31, 2019, the carrying value of the Notes was $104.6 million, net of unamortized discount, and the fair value of the Notes was $214.7 million. The fair value of the Notes is a Level 1 valuation and was determined based on the most recent trade activity of the Notes as of March 31, 2019. The Notes are discussed in more detail in Note 7, “Convertible Senior Notes” to these consolidated financial statements.

There were no remeasurements to fair value during the three months ended March 31, 2019 of financial assets and liabilities that are not measured at fair value on a recurring basis.

3.	Revenue Recognition

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

Disaggregation of Revenue

Revenues for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2019	2018	$ Change	% Change
	(Amounts in thousands)
Product Revenue	$60,612	$44,799	$15,813	35.3%
Royalty and other income	22	31	(9)	(29.0%)

Total revenue	$60,634	$44,830	$15,804	35.3%

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

Disaggregated revenue from contracts with customers by geographic region can be found in Note 14, “Segment Reporting,” below.

Revenue from significant customers is as follows:

	Three Months Ended March 31,
	2019	2018
	(Amounts in thousands)
MilliporeSigma	$9,407	$6,465
GE Healthcare	$7,666	$7,717

Filtration Products

The Company’s filtration products generate revenue through the sale of KrosFlo® hollow fiber (“HF”) TFF membranes and modules, ProConnex® single-use flow path connectors, flat sheet TFF cassettes and hardware, and XCell™ alternating tangential flow (“ATF”) devices and related consumables.

The Company markets the KrosFlo line of HF cartridges and TFF systems and the ProConnex line of single-use flow path connectors which were acquired as part of the acquisition of Spectrum LifeSciences, LLC (the “Spectrum Acquisition”). These products are used in the filtration, isolation, purification and concentration of biologics and diagnostic products. Sales of large-scale systems generally include components and consumables as well as training and installation services at the request of the customer. Because the initial sale of components and consumables are necessary for the operation of the system, such items are combined with the systems as a single performance obligation. Training and installation services do not significantly modify or customize these systems and therefore represent a distinct performance obligation.

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

Chromatography Products

The Company’s chromatography products include a number of products used in the downstream purification and quality control of biological drugs. The majority of chromatography revenue relates to the OPUS pre-packed chromatography column line and Protein A chromatography resins. OPUS columns typically consist of the outer hardware of the column with a resin as ordered by the customer packed inside of the column. OPUS columns may also be ordered without the packed resin. In either scenario, the OPUS column and resin are not interdependent of one another and are therefore considered distinct products that represent separate performance obligations. Chromatography product revenue is generally recognized at a point in time upon transfer of control to the customer.

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

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenues from contracts with customers as of March 31, 2019 (amounts in thousands):

2019
Balances from contracts with customers only:
Accounts receivable	$39,341
Deferred revenue (included in accrued liabilities in the consolidated balance sheets)	1,287
Revenue recognized during the three-month period ending March 31, 2019 relating to:
The beginning deferred revenue balance	$878
Changes in pricing related to products or services satisfied in previous periods	—

The timing of revenue recognition, billings and cash collections results in the accounts receivables and deferred revenue balances on the Company’s consolidated balance sheets. There were no impairment losses on receivables during the three months ended March 31, 2019.

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

4.	Leases

On January 1, 2019, the Company adopted ASC 842 using the optional transition method which allows entities to initially apply the lease accounting transition requirements at the adoption date and recognize a cumulative effect adjustment to the opening balance sheet of retained earnings in the period of adoption without restating comparative prior periods presented. The Company recorded operating lease right of use assets of $17.0 million and operating lease liabilities of $21.0 million as of January 1, 2019. The difference between the right of use assets and the lease liabilities was due to $4.0 million of unamortized lease incentives and deferred rent at the Company’s Waltham and Marlborough facilities as of December 31, 2018.

The Company is a lessee under leases of manufacturing facilities, office spaces, machinery, certain office equipment, vehicles and information technology equipment. A majority of the Company’s leases are operating leases with remaining lease terms between six months and 11 years. Finance leases are immaterial to our consolidated financial statements. The Company determines if an arrangement qualifies as a lease and what type of lease it is at inception. The Company elected the package of practical expedients permitted under the transition guidance within the new lease standard, which among other things, allowed it to continue to account for existing leases based on the historical lease classification. The Company also elected the practical expedients to combine lease and non-lease components and to exclude right of use assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet.

Some of the lease agreements the Company enters into include Company options to either extend and/or early terminate the lease, the costs of which are included in our operating lease liabilities to the extent that such options are reasonably certain of being exercised. Leases with renewal options allow the Company to extend the lease term typically between 1 and 5 years per option, some of its leases have multiple options to extend. When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations, or specific characteristics unique to that particular lease that would make it reasonably certain that the Company would exercise such options.

As of March 31, 2019, operating lease right of use assets were $16.2 million and operating lease liabilities were $20.2 million. Amounts related to financing leases were immaterial. The maturity of the Company’s operating lease liabilities as of March 31, 2019 are as follows (amounts in thousands):

Fiscal Year	Amount
2019 (remaining nine months)	$2,949
2020	4,035
2021	3,938
2022	3,006
2023	2,038
2024 and thereafter	8,332

Total future minimum lease payments	24,298
Less amount of lease payment representing interest	4,110

Total operating lease liabilities	$20,188

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. For the three months ended March 31, 2019, total lease cost is comprised of the following:

Three Months Ended March 31, 2019
Lease Cost	(Amounts in thousands)
Operating lease cost	$930
Variable operating lease cost	281

Lease cost	$1,211

The following information represents supplemental disclosure for the consolidated statements of cash flows related to operating leases (amounts in thousands):

Three Months Ended March 31, 2019
Operating cash flows from operating leases	$(985)

Most of the leases do not provide implicit interest rates and therefore we determine the discount rate based on our incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which the lease payments are made.

The weighted average remaining lease term and the weighted average discount rate used to measure our operating lease liabilities as of March 31, 2019 were:

Weighted average remaining lease term (years)	7.39
Weighted average discount rate	4.62%

As previously disclosed in the Company’s 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, “Leases,” the total commitment for non-cancelable operating leases was $18.0 million as of December 31, 2018 (amounts in thousands):

For the Years Ended December 31,	Amount
2019	$4,021
2020	3,599
2021	3,263
2022	2,213
2023	1,316
2024 and thereafter	3,622

Minimum operating lease payments	$18,034

5.	Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table represents the change in the carrying value of goodwill for the three months ended March 31, 2019 (amounts in thousands):

Balance as of December 31, 2018	$326,735
Cumulative translation adjustment	(340)

Balance as of March 31, 2019	$326,395

During each of the fourth quarters of 2018, 2017 and 2016, we completed our annual impairment assessments and concluded that goodwill was not impaired in any of those years. The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three months ended March 31, 2019.

Other Intangible Assets

Intangible assets, except for the ATF tradename, are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within selling, general and administrative expense in the Company’s statements of comprehensive income. The Company reviews its indefinite-lived intangible assets not subject to amortization, including the ATF tradename, to determine if adverse conditions exist or a change in circumstances exists that would indicate an impairment. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at March 31, 2019.

Intangible assets, net consisted of the following at March 31, 2019:

	March 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$53,252	$(6,625)	$46,627	19
Patents	240	(240)	—	8
Customer relationships	101,170	(18,253)	82,917	14
Trademarks	2,160	(188)	1,972	20
Other intangibles	1,059	(627)	432	3

Total finite-lived intangible assets	157,881	(25,933)	131,948	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—

Total intangible assets	$158,581	$(25,933)	$132,648

Intangible assets consisted of the following at December 31, 2018:

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$53,315	$(5,942)	$47,373	19
Patents	240	(240)	—	8
Customer relationships	101,460	(16,609)	84,851	14
Trademarks	2,160	(159)	2,001	20
Other intangibles	1,061	(548)	513	3

Total finite-lived intangible assets	158,236	(23,498)	134,738	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—

Total intangible assets	$158,936	$(23,498)	$135,438

Amortization expense for finite-lived intangible assets was $2.6 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company expects to record the following amortization expense (amounts in thousands):

Estimated
Amortization
For the Three Months Ended March 31,	Expense
2019 (remaining nine months)	$7,851
2020	9,930
2021	9,453
2022	9,450
2023	9,451
2024 and thereafter	85,813

Total	$131,948

6.	Consolidated Balance Sheet Detail

Inventories, net

Inventories, net consists of the following:

	As of
	March 31,	December 31,
	2019	2018
	(Amounts in thousands)
Raw materials	$26,899	$24,937
Work-in-process	5,437	5,185
Finished products	12,584	12,141

Total inventories, net	$44,920	$42,263

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	As of
	March 31,	December 31,
	2019	2018
	(Amounts in thousands)
Land	$1,023	$1,023
Buildings	764	764
Leasehold improvements	22,782	16,259
Equipment	26,332	24,092
Furniture and fixtures	6,362	5,448
Construction in progress(1)	6,826	12,906
Other	50	—

Total property, plant and equipment	64,139	60,492
Less - Accumulated depreciation	(29,613)	(28,312)

Total property, plant and equipment, net	$34,526	$32,180

(1)

Construction in progress as of December 31, 2018 included $7.3 million for the buildout of our Marlborough facility, which was put into service and began depreciating on January 1, 2019, $2.1 million in capitalized internal-use software development costs and $2.1 million for a casting machine, among other projects.

Depreciation expenses totaled $1.6 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	As of
	March 31,	December 31,
	2019	2018
	(Amounts in thousands)
Employee compensation	$6,329	$9,953
Taxes	1,155	1,024
Royalty and license fees	645	242
Accrued purchases	527	683
Warranties	600	546
Professional fees	941	942
Deferred revenue	1,287	1,290
Other	1,276	1,185

Total accrued liabilities	$12,760	$15,865

7.	Convertible Senior Notes

The carrying value of the Company’s convertible senior notes is as follows:

	As of
	March 31,	December 31,
	2019	2018
	(Amounts in thousands)
2.125% convertible senior notes due 2021:
Principal amount	$114,989	$114,989
Unamortized debt discount	(8,840)	(9,781)
Unamortized debt issuance costs	(1,554)	(1,720)

Total convertible senior notes	$104,595	$103,488

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

Notes with a par value of $11,000 were submitted for conversion in the fourth quarter of 2017, and this conversion was settled in the first quarter of 2018. The conversion resulted in the issuance of a nominal-amount of shares of the Company’s common stock, and the Company recorded a loss of $1,000 on the conversion of these Notes. We received notification that $17,000 par value notes were submitted for conversion in March 2019. We expect these conversions to settle in the second quarter of 2019.

During the first quarter of 2019, the closing price of the Company’s common stock continued to exceed 130% of the conversion price of the Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the Notes are convertible at the option of the holders of the Notes during the second quarter of 2019, the quarter immediately following the quarter when the conditions were met, as stated in the terms of the Notes. These terms have been met each quarter since the second quarter of 2018 and, expecting to continue meeting these terms, the Company reclassified the carrying value of the Notes from long-term liabilities to current liabilities on the Company’s consolidated balance sheet as of June 30, 2018. As of March 31, 2019, the if-converted value of the Notes exceeded the aggregate principal amount by $99.7 million. As of the date of this filing, no Notes were converted by the holders of such Notes in the first quarter of 2019. As mentioned above, $17,000 par value notes were submitted for conversion at the end of the first quarter and the Company expects these conversions to be settled in the second quarter. In the event the closing price conditions are met in the second quarter of 2019 or a future fiscal quarter, the Notes will be convertible at a holder’s option during the immediately following fiscal quarter.

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

The Notes contain customary terms and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the holders of at least 25% in aggregate principal amount of the outstanding Notes may declare 100% of the principal of, and any accrued and unpaid interest on, all of the Notes to be due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Notes will become due and payable automatically. Notwithstanding the foregoing, the Notes provide that, to the extent the Company elects and for up to 270 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants consist exclusively of the right to receive additional interest on the Notes. The Company is not aware of any events of default, current events or market conditions that would allow holders to call or convert the Notes as of March 31, 2019.

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

Interest expense recognized on the Notes for the three months ended March 31, 2019 was $0.6 million, $0.9 million and $0.2 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. Interest expense recognized on the Notes during the three months ended March 31, 2018 included $0.6 million, $0.9 million and $0.2 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the Notes is 6.6%, which included the interest on the Notes, amortization of the debt discount and debt issuance costs. As of March 31, 2019, the carrying value of the Notes was $104.6 million and the fair value of the principal was $214.7 million. The fair value of the Notes was determined based on the most recent trade activity of the Notes as of March 31, 2019.

8.	Stockholders’ Equity

Stock Option and Incentive Plans

At our 2018 annual meeting of shareholders held on May 16, 2018, our shareholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”). Under the 2018 Plan the number of shares of our common stock that are reserved and available for issuance is 2,778,000 plus the number of shares of common stock available for issuance under our Amended and Restated 2012 Stock Option and Incentive Plan (the “2012 Plan”). The shares of common stock underlying any awards under the 2018 Plan, 2012 Plan and the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan,” and together with the 2018 Plan and 2012 Plan, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At March 31, 2019, 2,747,792 shares were available for future grant under the 2018 Plan.

Stock-Based Compensation

For the three months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense of $3.3 million and $2.3 million, respectively, for share-based awards granted under the Plans. The following table presents stock-based compensation expense in the Company’s consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2019	2018
	(Amounts in thousands)
Cost of product revenue	$324	$266
Research and development	321	170
Selling, general and administrative	2,606	1,832

Total stock-based compensation	$3,251	$2,268

The 2018 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Employee grants under the Plans generally vest over a three- to five-year period, with 20%-33% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plans generally vest over one year. In the first quarter of 2018, to create a longer-term retention incentive, the Company’s Compensation Committee granted long-term incentive compensation awards to its Chief Executive Officer consisting of both stock options and restricted stock units (“RSUs”) that are subject to time-based vesting over nine years. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At March 31, 2019, options to purchase 1,027,831 shares and 680,549 RSUs were outstanding under the Plans.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards on the grant date, and the Company uses the value of the common stock as of the grant date to value RSUs. The Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. The Company recognizes expense on awards with service-based vesting over the employee’s requisite service period on a straight-line basis. In the third quarter of 2017, the Company issued performance stock units to certain employees related to the Spectrum Acquisition which were tied to the achievement of certain 2018 revenue and gross margin metrics and the passage of time. Additionally, in the first quarter of 2018, the Company issued performance stock units to certain individuals which are tied to the achievement of certain 2018 revenue metrics and the passage of time. The Company recognizes expense on performance-based awards over the vesting period based on the probability that the performance metrics will be achieved. The Company recognizes stock-based compensation expense for options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted for estimated forfeitures.

Information regarding option activity for the three months ended March 31, 2019 under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2018	998,226	$27.54
Granted	31,498	$59.52
Exercised	(1,893)	$22.35
Forfeited/expired/cancelled	—	$—

Options outstanding at March 31, 2019	1,027,831	$28.53	7.04	$31,469

Options exercisable at March 31, 2019	540,600	$21.66	5.54	$20,231

Vested and expected to vest at March 31, 2019(1)	985,138		6.96	$30,511

(1)

Represents the number of vested options as of March 31, 2019 plus the number of unvested options expected to vest as of March 31, 2019 based on the unvested outstanding options at March 31, 2019 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 29, 2019, the last business day of the first quarter of 2019, of $59.08 per share and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2019. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2019 and 2018 was $0.1 million and $0.2 million, respectively.

The weighted average grant date fair value of options granted during the three months ended March 31, 2019 and 2018 was $30.21 and $18.27, respectively. The total fair value of stock options that vested during the three months ended March 31, 2019 and 2018 was $2.2 million and $1.3 million, respectively.

Information regarding RSU activity for the three months ended March 31, 2019 under the Plans is summarized below:

	Shares	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Unvested at December 31, 2018	705,413
Awarded	147,474
Vested	(154,837)
Forfeited/expired/cancelled	(17,501)

Unvested at March 31, 2019	680,549	3.88	$40,207

Vested and expected to vest at March 31, 2019(1)	622,851	3.54	$36,798

(1)

Represents the number of vested RSUs units as of March 31, 2019 plus the number of unvested RSUs expected to vest as of March 31, 2019 based on the unvested outstanding RSUs at March 31, 2019 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (equal to the closing price of the common stock on March 29, 2019, the last business day of the first quarter of 2019, of $59.08 per share, as RSUs do not have an exercise price) that would have been received by the RSU holders had all holders exercised on March 31, 2019. The aggregate intrinsic value of RSUs vested during the three months ended March 31, 2019 and 2018 was $9.5 million and $3.2 million, respectively.

The weighted average grant date fair value of RSUs vested during the three months ended March 31, 2019 and 2018 was $31.79 and $33.80, respectively. The total fair value of RSUs that vested during the three months ended March 31, 2019 and 2018 was $4.9 million and $2.6 million, respectively.

As of March 31, 2019, there was $33.2 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 4.29 years. The Company expects 1,067,389 unvested options and RSUs to vest over the next five years.

9.	Commitments and Contingencies

Lease Commitments

In January 2018, the Company entered into a lease agreement to rent a 63,761 square foot manufacturing facility in Marlborough, Massachusetts. This facility is currently being transitioned to take over production of SIUS TFF from our Shrewsbury, Massachusetts facility. We expect this transition to be fully completed by September 30, 2019 and have extended the lease for the Shrewsbury facility until that time. The lease on the Marlborough facility expires on November 30, 2028 and the total obligations related to this lease are included in the table below.

In 2017, as a result of the Spectrum Acquisition, the Company retained the obligation related to manufacturing space in Rancho Dominguez, California, which original lease expires on July 15, 2020. The space is an approximately 54,000 square foot manufacturing facility which includes manufacturing, quality control and inventory areas as well as clean room suites. This space was expanded by approximately 15,000 square feet in November 2018 when the Company leased space in an adjacent building. This additional lease expires on November 30, 2025. The lease related to the 54,000 square foot facility includes three, five-year options to extend through July 2035. The Company has not executed these renewal options.

In March 2014, the Company entered into an amendment of its existing lease agreement to expand the rented space from approximately 56,000 to approximately 76,000 square feet at 41 Seyon Street, Waltham, Massachusetts. Pursuant to the terms of the amended lease, Repligen leased an additional 19,900 square feet for a period of eight years and one month, commencing on August 1, 2014. The amended lease provides for additional rent expense of $0.4 million on an annualized basis. The amended lease also required an increase to a letter of credit from $0.2 million to $0.5 million and continues to require the Company to pay a proportionate share of certain of the landlord’s annual operating costs and real estate taxes. In 2017, the issuing bank no longer required collateral to secure the letter of credit; as a result, the Company released the funds from restricted cash.

The Company leases four adjacent buildings in Lund, Sweden totaling approximately 45,000 square feet of space used primarily for biologics manufacturing and administrative operations. The lease was renewed during 2016 and expires on December 31, 2021.

Licensing and Research Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements which require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. Research and development expenses associated with license agreements were immaterial amounts for the three months ended March 31, 2019 and 2018.

In September 2018, we entered into a collaboration agreement with Sartorius Stedim Biotech, a leading international supplier for the biopharmaceutical industry, to integrate XCell™ ATF cell retention control technology into Sartorius’s BIOSTAT® STR large-scale, single-use bioreactors to create novel perfusion-enabled bioreactors. As a result of this collaboration, end-users will stand to benefit from a single control system for 50L to 2,000L bioreactors used in perfusion cell culture applications. The single interface is designed to control cell growth, fluid management and cell retention in continuous and intensified bioprocessing and, ultimately, simplify the development and manufacture of biotechnological drugs under current good manufacturing practices.

In June 2018, we secured an agreement with Navigo for the exclusive co-development of multiple affinity ligands for which Repligen holds commercialization rights. We are manufacturing and have agreed to supply the first of these ligands, NGL-Impact™ A, exclusively to Purolite Life Sciences (“Purolite”), who will pair our high-performance ligand with Purolite’s agarose jetting base bead technology used in their Jetted A50 Protein A resin product. We also signed a long-term supply agreement with Purolite for NGL-Impact A and other potential additional affinity ligands that may advance from our Navigo collaboration. The Navigo and Purolite agreements are supportive of our strategy to secure and reinforce our proteins business. We made payments to Navigo of $2.4 million during the year ended December 31, 2018 in connection with this program, which were recorded to research and development expenses in our consolidated statements of comprehensive income.

10.	Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2019 which consisted of only foreign currency translation adjustments for the periods shown (amounts in thousands):

Foreign
Currency
Translation
Adjustment
Balance as of December 31, 2018	$(11,893)
Other comprehensive loss	(1,891)

Balance as of March 31, 2019	$(13,784)

11.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2019 was 23.4%, compared to 24.7% for the corresponding period in the prior year. The effective tax rate for the three months ended March 31, 2019 and 2018 was higher than the U.S. statutory rate of 21% due to state tax effects and the impact of the Global Intangible Low-Taxed Income (“GILTI”) tax enacted as part of the Act enacted in December 2017.

ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized when the intra-entity transfer occurs rather than deferring recognition of income tax consequences until the transfer was made with an outside party. The Company adopted the provisions of this ASU in the first quarter of 2018. The adoption resulted in a decrease of $5.7 million to other assets, a decrease of $5.0 million to deferred tax liabilities and a decrease of $0.7 million to accumulated deficit at January 1, 2018.

At December 31, 2018, the Company had federal business tax credit carryforwards of $2.8 million and state business tax credit carryforwards of $0.4 million available to reduce future domestic income taxes, if any. The business tax credits carryforwards will expire at various dates through December 2038. The net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

On December 22, 2017, President Trump signed into law the Act. The Act made significant changes to federal tax law, including, but not limited to, a reduction in the federal income tax rate from 35% to 21%, taxation of certain global intangible low-taxed income, allowing for immediate expensing of qualified assets, stricter limits on deductions for interest and certain executive compensation, and a one-time transition tax on previously deferred earnings of certain foreign subsidiaries.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of H.R.1. The Company recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. During 2018, final adjustments noted below were made to the provisional amounts recorded during 2017, and the Company completed its accounting for various tax impacts of the Act.

The Act lowered the Company’s U.S. statutory federal tax rate from 35% to 21% effective January 1, 2018. The Company recorded a tax benefit of $12.8 million in the year ended December 31, 2017 for the reduction in its US deferred tax assets and liabilities resulting from the rate change. The accounting for this item is complete and no adjustments were made to this amount during 2018.

The Act included a one-time deemed repatriation transition tax whereby entities that are shareholders of a specified foreign corporation must include in gross income the undistributed and previously untaxed post-1986 earnings and profits of the specified foreign corporation. The Company’s provisional amount recorded at December 31, 2017 increased its tax provision by $3.3 million. As of December 31, 2018, the accounting for this item was complete and the Company recorded a tax benefit of $1.3 million as a result of refining our calculations of post-1986 earnings and profits for our foreign subsidiaries.

The Company is subject to a territorial tax system under the Act, in which the Company is required to provide for tax on GILTI earned by certain foreign subsidiaries. The Company has adopted an accounting policy to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense.

The Company’s tax returns are subject to examination by federal, state and international tax authorities for the following periods:

Jurisdiction	Fiscal Years Subject to Examination
United States - federal and state	2015-2018
Sweden	2012-2018
Germany	2017-2018
Netherlands	2012-2018

12.	Earnings Per Share

The Company reports earnings per share in accordance with ASC 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options. Under the treasury stock method, unexercised “in-the-money” stock options and warrants are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting are considered participating securities and are considered in the calculation of basic and diluted earnings per share. There were no such participating securities outstanding during the three-month periods ended March 31, 2019 and 2018.

Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended March 31,
	2019	2018
	(Amounts in thousands, except per share data)
Net income	$8,053	$3,448

Weighted average shares used in computing net income per share - basic	43,968	43,621
Effect of dilutive shares:
Stock options and restricted stock awards	725	390
Convertible senior notes	1,586	316

Dilutive potential common shares	2,311	706

Weighted average shares used in computing net income per share - diluted	46,279	44,327

Earnings per share:
Basic	$0.18	$0.08

Diluted	$0.17	$0.08

At March 31, 2019, there were outstanding options to purchase 1,027,831 shares of the Company’s common stock at a weighted average exercise price of $28.53 per share and 680,549 shares of common stock issuable upon the vesting of RSUs. For the three months ended March 31, 2019, 210,388 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

At March 31, 2018, there were outstanding options to purchase 1,109,353 shares of the Company’s common stock at a weighted average exercise price of $25.34 per share and 703,076 shares issuable upon the vesting of RSUs. For the three months ended March 31, 2018, 593,874 options to purchase shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

As provided by the terms of the indenture underlying the senior convertible notes (the “Convertible Notes”), the Company has a choice to settle the conversion obligation for the Convertible Notes in cash, shares or any combination of the two. The Company currently intends to settle the par value of the Convertible Notes in cash and any excess conversion premium in shares. The Company applies the provisions of ASC 260, “Earnings Per Share”, Subsection 10-45-44, to determine the diluted weighted average shares outstanding as it relates to the conversion spread on its Convertible Notes. Accordingly, the par value of the Convertible Notes is not included in the calculation of diluted income per share, but the dilutive effect of the conversion premium is considered in the calculation of diluted net income per share using the treasury stock method. The dilutive impact of the Convertible Notes is based on the difference between the Company’s current period average stock price and the conversion price of the Convertible Notes, provided there is a premium. Pursuant to this accounting standard, there is no dilution from the accreted principal of the Convertible Notes for the periods shown.

13.	Related Party Transactions

Certain facilities leased by Spectrum LifeSciences, LLC (“Spectrum”) are owned by the former owner of Spectrum. This former owner currently holds greater than 10% of the Company’s outstanding common stock. The lease amounts paid to this shareholder were negotiated in connection with the Spectrum Acquisition. The Company has incurred rent expense totaling $0.2 million for the three months ended March 31, 2019 related to these leases.

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

The following table represents product revenues by product line:

	Three Months Ended March 31,		Increase/ (Decrease)
	2019	2018	$ Change	% Change
	(Amounts in thousands)
Chromatography products	$13,890	$10,583	$3,307	31.2%
Filtration products	28,882	19,793	9,089	45.9%
Protein products	16,653	13,586	3,067	22.6%
Other	1,187	837	350	41.8%

Total product revenue	$60,612	$44,799	$15,813	35.3%

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

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended
	March 31,
	2019	2018
Revenue by customers’ geographic locations:
North America	47%	45%
Europe	40%	43%
APAC	13%	11%
Other	0%	1%

Total revenue	100%	100%

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings and credit exposure to any one issue, issuer (with the exception of U.S. treasury obligations) and type of instrument is limited. At March 31, 2019 and December 31, 2018, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Three Months Ended March 31,
	2019	2018
MilliporeSigma	16%	17%
GE Healthcare	13%	14%

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable are as follows:

	March 31,	December 31,
	2019	2018
GE Healthcare	15%	17%
MilliporeSigma	*	11%

*	MilliporeSigma’s percentage of the Company’s total trade accounts receivable at March 31, 2019 did not exceed 10%.

15.	Subsequent Event

Acquisition of C Technologies, Inc.

On April 25, 2019, the Company entered into a Stock Purchase Agreement (“Purchase Agreement”) with C Technologies, Inc. (“C Technologies”), a New Jersey corporation, and Craig Harrison, an individual and sole stockholder of C Technologies.

C Technologies, which is headquartered in Bridgewater, New Jersey, designs and manufactures solutions for the biopharmaceutical industry. Specifically, it has developed a unique way to perform UV/Vis analysis using spectroscopy technology. By leveraging the advantages of this technique, C Technologies has been able to create a platform by which its customers can now make off-line concentration measurements of their drug substance, at various points in the manufacturing process. This testing can be performed now by manufacturing personnel, quality control and formulation laboratories within biopharma. After becoming an accepted standard in the industry, C Technologies launched an in-line version of the instrument called FlowVPE which over the next few years will allow manufacturing and production facilities to measure protein concentration in line eliminating the need to send samples to quality control labs for testing.

Consideration Transferred

The Company will account for the C Technologies Acquisition as a purchase of a business under U.S. GAAP. Under the acquisition method of accounting, the assets of C Technologies will be recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of net assets acquired is expected to be approximately $240.3 million.

The estimated consideration and preliminary purchase price information has been prepared using a preliminary valuation. The Company engaged a third-party valuation firm to assist with this valuation. An updated purchase price valuation and allocation will be completed in the second quarter of 2019. The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

Total consideration to be transferred is as follows (amounts in thousands):

Cash consideration	$192,335
Equity consideration	48,000
Plus: estimated working capital adjustment	—

Fair value of net assets acquired	$240,335

Acquisition related costs are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred. The Company expects to incur approximately $1 million in transaction costs related to the C Technologies Acquisition, of which approximately $0.5 million was incurred during the three months ended March 31, 2019. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of comprehensive income.

Fair Value of Net Assets Acquired

The allocation of purchase price is based on the fair value of assets acquired and liabilities based on the preliminary valuation. The components and allocation of the purchase price consists of the following amounts (amounts in thousands):

Cash and cash equivalents	$7,693
Restricted cash	26,928
Accounts receivable	3,302
Inventory	2,976
Prepaid expenses and other current assets	31
Fixed assets	44
Customer relationships	57,390
Developed technology	28,390
Trademark and tradename	1,560
Non-competition agreements	520
Other assets	17
Goodwill	142,458
Accounts payable	(345)
Accrued liabilities	(29,282)
Deferred revenue	(1,176)
Deferred tax liability	(171)

Fair value of net assets acquired	$240,335

The preliminary purchase price allocation is subject to adjustment as purchase accounting is finalized. The final purchase price allocation will be determined upon completion of final valuation analysis, and the fair value allocation of assets acquired and liabilities assumed could differ materially from the preliminary valuation analysis. The final allocation may include, but not be limited to, changes in the fair value of property, plant and equipment and changes in allocation to intangible assets and goodwill, as well as changes in the values of other assets and liabilities.

Public Offering of Common Stock

On May 3, 2019, the Company completed a public offering in which 3,144,531 shares of its common stock, which includes the underwriters’ exercise in full of an option to purchase up to an additional 410,156 shares, were sold to the public at a price of $64.00 per share. The total proceeds received by the Company from this offering, net of underwriting discounts and commissions, totaled approximately $190.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Repligen and its subsidiaries, collectively doing business as Repligen Corporation (“Repligen”, “we”, “our”, or “the Company”) is a leading provider of advanced bioprocessing technologies and solutions used in the process of manufacturing biologic drugs. Our products are made to substantially increase biopharmaceutical manufacturing efficiencies and flexibility. As the global biologics market continues to experience strong growth and expansion, our customers – primarily large biopharmaceutical companies and contract manufacturing organizations – face critical production cost, capacity, quality and time pressures that our products are made to address. Our commitment to bioprocessing is helping set new standards for the way our customers manufacture biologic drugs – including monoclonal antibodies (“mAb”), recombinant proteins, vaccines and gene therapies. We are dedicated to “inspiring advances in bioprocessing” as a trusted partner in the production of biologic drugs that improve human health worldwide.

Our chromatography products feature pre-packed chromatography (“PPC”) columns under our OPUS® brand. OPUS columns, which we deliver to our customers pre-packed with their choice of chromatography resin, are single-campaign (“single-use”) disposable columns that replace the use of traditional and more permanent glass columns used in downstream purification processes. By designing OPUS to be a technologically advanced and flexible option for the purification of biologics from process development through clinical-scale and some commercial manufacturing, Repligen has become a leader in PPC columns.

Our filtration products offer a number of advantages to manufacturers of biologic drugs at volumes that span from pilot studies to clinical and commercial-scale production. XCell ATF™ systems are used primarily in upstream perfusion, or continuous manufacturing, processes to increase cell concentration and significantly improve biologic product yield from a bioreactor. To address increasing industry demand for “plug-and-play” technology, we developed and launched in 2016 single-use formats of the original stainless steel XCell ATF device. In December 2016, we acquired TangenX Technology Corporation (“TangenX”), balancing our upstream XCell ATF offering with a downstream portfolio of flat-sheet filters and cassettes used in biologic drug purification and formulation processes. The TangenX portfolio includes the single-use SIUS™ TFF brand, providing customers with a high-performance, low-cost alternative to reusable TFF products. In August 2017, we completed our acquisition of Spectrum LifeSciences, LLC (“Spectrum”). Our Spectrum filtration brands include the KrosFlo® family of products, ProConnex® disposable flow-path products, TFF systems and others. The Spectrum Acquisition significantly strengthened our Filtration product line and diversifies our end markets beyond mAbs to include vaccine, recombinant protein and gene therapies.

We are a leading OEM manufacturer and supplier of Protein A ligands to life sciences companies. Protein A ligands are an essential “binding” component of Protein A chromatography resins used in the purification of virtually all mAb based drugs on the market or in development that our customers sell to end users, including biopharmaceutical manufacturers, for use in downstream purification of mAbs. We also manufacture and sell growth factor products used to supplement cell culture media in order to increase cell growth and productivity in a bioreactor.

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

C Technologies Acquisition

On April 25, 2019, the Company entered into a Stock Purchase Agreement (“Purchase Agreement”) with C Technologies, Inc. (“C Technologies”), a New Jersey corporation, and Craig Harrison, an individual and sole stockholder of C Technologies.

C Technologies, which is headquartered in Bridgewater, New Jersey, designs and manufactures solutions for the biopharmaceutical industry. Specifically, it has developed a unique way to perform UV/Vis analysis using spectroscopy technology. By leveraging the advantages of this technique, C Technologies has been able to create a platform by which its customers can now make off-line concentration measurements of their drug substance, at various points in the manufacturing process. This testing can be performed now by manufacturing personnel, quality control and formulation laboratories within biopharma. After becoming an accepted standard in the industry, C Technologies launched an in-line version of the instrument called FlowVPE which over the next few years will allow manufacturing and production facilities to measure protein concentration in line eliminating the need to send samples to quality control labs for testing.

The acquisition of C Technologies (the “C Technologies Acquisition”) will be accounted for as a purchase of a business under ASC 805, “Business Combinations.” At the closing, the C Technologies Acquisition will be funded through payment of approximately $192.3 million in cash and an estimated 857,142 shares of the Company’s common stock totaling $48.0 million for a total purchase price of $240.3 million.

Critical Accounting Policies and Estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and our significant accounting policies in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related footnotes thereto.

Revenues

Total revenues for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2019	2018	$ Change	% Change
	(Amounts in thousands)
Product Revenue	$60,612	$44,799	$15,813	35.3%
Royalty and other income	22	31	(9)	(29.0%)

Total revenue	$60,634	$44,830	$15,804	35.3%

Product revenues

Since 2016, we have been increasingly focused on selling our products directly to customers in the pharmaceutical industry and to our contract manufacturers. These direct sales have increased to approximately 73% of our product revenue in the first quarter of 2019. We expect that direct sales will continue to account for an increasing percentage of our product revenues. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

Product revenues were comprised of the following:

	Three Months Ended March 31,		Increase/ (Decrease)
	2019	2018	$ Change	% Change
	(Amounts in thousands)
Chromatography products	$13,890	$10,583	$3,307	31.2%
Filtration products	28,882	19,793	9,089	45.9%
Protein products	16,653	13,586	3,067	22.6%
Other	1,187	837	350	41.8%

Total product revenue	$60,612	$44,799	$15,813	35.3%

Revenue from our chromatography products includes our OPUS and OPUS PD chromatography columns, chromatography resins and ELISA test kits. Revenue from our filtration products includes our XCell ATF Systems and consumables, KrosFlo filtration products and SIUS filtration products. Revenue from protein products includes our Protein A ligands and cell culture growth factors. Other revenue primarily consists of revenue from the sale of our operating room products to hospitals as well as freight revenue.

During the first quarter of 2019, product revenue increased by $15.8 million, or 35%, as compared to the same period of 2018. The increase is due to the continued adoption of our products by our key bioprocessing customers, particularly our chromatography and filtration products. Sales of our bioprocessing products are impacted by the timing of orders, development efforts at our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend.

Royalty revenues

Royalty revenues in the three months ended March 31, 2019 and 2018 relate to royalties received from a third-party systems manufacturer associated with our OPUS PD chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partner.

Costs and operating expenses

Total costs and operating expenses for the three-month periods ended March 31, 2019 and 2018 were comprised of the following:

	Three Months Ended March 31,		Increase/ (Decrease)
	2019	2018	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Cost of product revenue	$26,845	$19,668	$7,177	36.5%
Research and development	3,620	3,288	332	10.1%
Selling, general and administrative	18,998	15,898	3,100	19.5%

Total costs and operating expenses	$49,463	$38,854	$10,609	27.3%

Cost of product revenue

Cost of product revenue increased $7.2 million, or 37%, in the three months ended March 31, 2019, as compared to the same period of 2018 due primarily to the increase in product revenue mentioned above.

Gross margins were 56% in the three months ended March 31, 2019 and 2018. The increase in costs of product revenue was higher than the increase in product revenue during the three months ended March 31, 2019, as compared to the same period of 2018 due to an unfavorable product mix and an increase in manufacturing headcount subsequent to March 31, 2018. Gross margins may fluctuate in future quarters based on expected production volume and product mix.

Research and development expenses

Research and development expenses are related to bioprocessing products which include personnel, supplies and other research expenses. Due to the small size of the Company and the fact that these various programs share personnel and fixed costs, we do not track all of our expenses or allocate any fixed costs by program, and therefore, have not provided historical costs incurred by project. In addition to the legacy product research and development, the current single-use XCell ATF project incurs expenses related to product development, sterilization, validation testing, and other research related expenses.

During the three months ended March 31, 2019, research and development expenses increased by $0.3 million, or 10%, as compared to the same period of 2018. This increase is primarily driven by an increase in research and development headcount subsequent to March 31, 2018. Stock-based compensation expense increased due to the increase in headcount and an increase in share price period over period.

We expect our research and development expenses for the rest of the year to increase in order to support new product development.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts, including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

During the three months ended March 31, 2019, SG&A costs increased by $3.1 million, or 20%, as compared to the same period of 2018. The increase is due to the continued buildout of our administrative infrastructure, primarily through increased headcount, to support expected future growth and continued expansion of our customer-facing activities to drive sales of our bioprocessing products. In addition, professional fees, specifically accounting and auditing fees, increased and commissions were higher due to the increasing revenue.

Other expenses, net

The table below provides detail regarding our other expenses, net:

	Three Months Ended March 31,		Increase/ (Decrease)
	2019	2018	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Investment income	$713	$181	$532	293.9%
Interest expense	(1,726)	(1,652)	(74)	4.5%
Other income	358	71	287	404.2. %

Total other expense, net	$(655)	$(1,400)	$745	(53.2%)

Investment income

Investment income includes income earned on invested cash balances. The increase of $0.5 million for the three months ended March 31, 2019, as compared to the same period of 2018 was attributable to higher average invested cash balances and higher interest rates on such invested cash balances. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Interest expense

Interest expense primarily relates to interest related to our issuance of 2.125% Convertible Senior Notes due 2021 (the “Notes”) in May 2016. Interest expense increased $0.1 million for the three months ended March 31, 2019, as compared to the same period of 2018 due to the decrease in the balance of debt issuance costs that are being amortized. As these costs decrease the carrying value of the debt increases and interest calculated based on the carrying value increases as well.

Other income

Changes in other income in the three months ended March 31, 2019, compared to the corresponding period of the prior year, is primarily attributable to foreign currency gains related to amounts due from non-Swedish kronor-based customers and cash balance denominated in U.S. dollars and British pounds held by Repligen Sweden AB.

Income tax provision

Income tax provision for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2019	2018	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision (benefit)	$2,463	$1,128	$1,335	118.4%
Effective tax rate	23.4%	24.7%

For the three months ended March 31, 2019, we recorded an income tax provision of $2.5 million. The effective tax rate was 23% in 2019 and is based upon the estimated income from the year and the composition of the income in different jurisdictions. The effective tax rate was higher than the U.S. statutory rate of 21% due to state tax effects and the impact of the Global Intangible Low-Taxed Income tax enacted as part of the Act.

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

Non-GAAP adjusted income from operations

Non-GAAP adjusted income from operations is measured by taking income from operations as reported in accordance with GAAP and excluding acquisition and integration costs and intangible amortization booked through our consolidated statements of comprehensive income. The following is a reconciliation of income from operations in accordance with GAAP to non-GAAP adjusted income from operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Amounts in thousands)
GAAP income from operations	$11,171	$5,976
Non-GAAP adjustments to income from operations:
Acquisition and integration costs	1,799	655
Intangible amortization	2,611	2,664

Non-GAAP adjusted income from operations	$15,581	$9,295

Non-GAAP adjusted net income

Non-GAAP adjusted net income is measured by taking net income as reported in accordance with GAAP and excluding acquisition and integration costs and related tax effects, intangible amortization and related tax effects and non-cash interest expense. The following is a reconciliation of net income in accordance with GAAP to non-GAAP adjusted net income for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
		Fully Diluted		Fully Diluted
		Earnings per		Earnings per
	Amount	Share	Amount	Share
	(Amounts in thousands, except per share data)
GAAP net income	$8,053	$0.17	$3,448	$0.08
Non-GAAP adjustments to net income:
Acquisition and integration costs	1,799	0.04	655	0.01
Intangible amortization	2,611	0.06	2,664	0.06
Non-cash interest expense	1,107	0.02	1,036	0.02
Tax effect of intangible amortization and acquisition costs	(517)	(0.01)	(271)	(0.01)

Non-GAAP adjusted net income	$13,053	$0.28	$7,532	$0.17

Per share totals may not add due to rounding.

Adjusted EBITDA

Adjusted EBITDA is measured by taking net income as reported in accordance with GAAP, excluding investment income, interest expense, taxes, depreciation and amortization, and excluding acquisition and integration costs, inventory step-up charges and contingent consideration expenses booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to adjusted EBITDA for three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Amounts in thousands)
GAAP net income	$8,053	$3,448
Non-GAAP EBITDA adjustments to net income:
Investment income	(713)	(181)
Interest expense	1,726	1,652
Tax provision	2,463	1,128
Depreciation	1,575	1,284
Amortization	2,638	2,664

EBITDA	15,742	9,995
Other non-GAAP adjustments:
Acquisition and integration costs	1,799	655

Adjusted EBITDA	$17,541	$10,650

Liquidity and Capital Resources

We have financed our operations primarily through revenues derived from product sales, research grants, proceeds and royalties from license arrangements, the issuance of the Notes in May 2016 and the issuance of common stock in our July 2017 public offering. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

At March 31, 2019, we had cash and cash equivalents of $196.1 million compared to cash, cash equivalents of $193.8 million at December 31, 2018. There were no restrictions on cash for March 31, 2019 and December 31, 2018.

During the first quarter of 2019, the closing price of the Company’s common stock exceeded 130% of the conversion price of the Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the Notes are convertible at the option of the holders of the Notes during the second quarter of 2019. The Notes have a face value of $115.0 million and a carrying value of $104.6 million and are classified as current liabilities on the Company’s consolidated balance sheet as of March 31, 2019. It is the Company’s policy and intent to settle the face value of the Notes in cash and any excess conversion premium in shares of our common stock. Between the end of the fourth quarter and the date of this filing, none of the Notes have been converted by the holders of such Notes.

On May 3, 2019, the Company completed a public offering in which 3,144,531 shares of its common stock, which includes the underwriters’ exercise in full of an option to purchase up to an additional 410,156 shares, were sold to the public at a price of $64.00 per share. The total proceeds received by the Company from this offering, net of underwriting discounts and commissions, totaled approximately $190.2 million.

Cash flows

	Three Months Ended March 31,		Increase/(Decrease)
	2019	2018	$ Change
	(Amounts in thousands)
Operating activities	$9,788	$1,572	$8,216
Investing activities	(3,828)	(1,564)	(2,264)
Financing activities	44	333	(289)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,691)	(224)	(3,467)

Net increase in cash, cash equivalents and restricted cash	$2,313	$117	$2,196

Operating activities

For the three months ended March 31, 2019, our operating activities provided cash of $9.8 million reflecting net income of $8.1 million and non-cash charges totaling $9.5 million primarily related to depreciation, amortization, non-cash interest expense, deferred tax expense and stock-based compensation charges. An increase in accounts receivable consumed $6.7 million of cash and was primarily driven by the 35% quarter over quarter increase in revenues. Payments of accounts payable and accrued liabilities consumed $2.4 million of cash and were mainly due to the timing of payments of payables and payment of 2018 incentive compensation programs. These were offset by a decrease in unbilled receivables of $2.6 million. The remaining cash used in operating activities resulted from net unfavorable changes in various other working capital accounts.

For the three-month period ended March 31, 2018, our operating activities provided cash of $1.6 million reflecting net income of $3.4 million and non-cash charges totaling $7.7 million, primarily related to depreciation, amortization, non-cash interest expense, deferred tax expense and stock-based compensation charges. An increase in accounts receivable consumed $1.5 million of cash and was primarily driven by the 46% quarter over quarter increase in revenues. Payments of accounts payable and accrued liabilities consumed $5.4 million of cash and were mainly due to the timing of payments of payables and payment of 2017 incentive compensation programs. The remaining cash flow used in operations resulted from net unfavorable changes in various other working capital accounts.

Investing activities

Our investing activities consumed $3.8 million of cash all related to capital expenditures. Of these expenditures, $1.7 million represented capitalized costs related to our internal-use software. Our investing activities consumed $1.6 million of cash related to capital expenditures for the three-month period ended March 31, 2018.

Financing activities

Cash provided by financing activities for the three months ended March 31, 2019 included proceeds from stock option exercises during the quarter. For the three-month period ended March 31, 2018, our financing activities provided $0.3 million of cash, primarily due to proceeds received from stock option exercises, partially offset by cash outlays of $11,000 related to the conversion of certain senior convertible notes which were settled in the first quarter of 2018.

Working capital increased by approximately $7.9 million to $153.8 million at March 31, 2019 from $145.9 million at December 31, 2018 due to the various changes noted above.

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

Absent acquisitions of additional products, product candidates or intellectual property, we believe our current cash balances are adequate to meet our cash needs for at least the next 24 months from the date of this filing. We expect operating expenses for the rest of the year to increase as we continue to expand our bioprocessing business. We expect to incur continued spending related to the development and expansion of our bioprocessing product lines and expansion of our commercial capabilities for the foreseeable future. Our future capital requirements may include, but are not limited to, purchases of property, plant and equipment, the acquisition of additional bioprocessing products and technologies to complement our existing manufacturing capabilities, and continued investment in our intellectual property portfolio.

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

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements as of March 31, 2019.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, product candidate research, development and regulatory approval, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources and financing plans constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. The Company undertakes no obligation to publicly update or revise the statements in light of future developments. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with: the success of current and future collaborative or supply relationships, including our agreements with GE Healthcare and MilliporeSigma, our ability to successfully grow our bioprocessing business, including as a result of acquisitions, commercialization or partnership opportunities, and our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products, the risk of litigation regarding our patent and other intellectual property rights, the risk of litigation with collaborative partners, our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers, our ability to hire and retain skilled personnel, the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition, our ability to compete with larger, better financed life sciences companies, our history of losses and expectation of incurring losses, our ability to generate future revenues, our ability to successfully integrate our recently acquired businesses, our ability to raise additional capital to fund potential acquisitions, our volatile stock price, and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have historically held investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we have been exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise. We do not have any such investments as of March 31, 2019. As a result, a hypothetical 100 basis point increase in interest ratees would have no effect on our cash position as of March 31, 2019.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the principal executive officer and the principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, on a timely basis, and is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated in this Quarterly Report on Form 10-Q and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements.

Risks Related to the C Technologies Acquisition

C Technologies may have unknown liabilities or liabilities which exceed our estimates. Any such liabilities could adversely affect the financial position of the combined company.

C Technologies’ business activities may have associated with them various potential liabilities relating to the conduct of its business prior to the C Technologies Acquisition, including, but not limited to, potential contract claims, export control matters, historical tax matters and other potential liabilities that could adversely affect the financial position of the combined company. Upon consummation of the C Technologies Acquisition, we will assume these potential liabilities. While we continue to evaluate what we believe to be the most significant of these potential liabilities, it is possible that these liabilities may exceed our expectations or that other liabilities, whether currently known or unknown to us, result in substantial losses to us. The Seller’s obligations to indemnify us for general representations and warranties and certain special and fundamental representations and warranties under the Purchase Agreement are limited to specified maximum dollar amounts and subject in certain instances to our inability to recover first from the escrow account and subsequently under the representation and warranty insurance policy we obtained in connection with the C Technologies Acquisition, or the R&W Policy. If any issues arise post-closing, we may not be entitled to sufficient, or any, indemnification or recourse from the Seller or under the R&W Policy, which could have a materially adverse impact on our business and results of operations.

The C Technologies Acquisition, if consummated, will create numerous risks and uncertainties, which could adversely affect our financial condition and operating results.

Strategic transactions like the C Technologies Acquisition create numerous uncertainties and risks. Upon consummation of the C Technologies Acquisition, C Technologies will become our wholly owned subsidiary, which will broaden our operations. However, we expect that the C Technologies Acquisition will result in a loss per share on a GAAP basis for Repligen in 2019. Further, the addition of C Technologies to our business will entail many changes, including the integration of C Technologies and certain of its personnel, and changes in systems and employee benefit plans. These transition activities are complex and we may encounter unexpected difficulties, incur unexpected costs or experience business disruptions, including as a result of:

•

disruption of our ongoing businesses and increased commitments for the management team, including the need to divert management’s attention to integration matters, particularly if we are unable to recruit, hire and retain key personnel;

•	difficulties in retaining C Technologies’ key personnel;

•	difficulties in integrating C Technologies’ products, systems, internal controls over financial reporting and technologies;

•	difficulties in continuing to obtain adequate supplies and materials to meet C Technologies’ manufacturing needs;

•	changes in market demand for C Technologies’ products;

•	risks associated with maintaining and acquiring intellectual property;

•	difficulties in operating C Technologies’ business profitably;

•	difficulties in transitioning and maintaining key manufacturer, customer, distributor and supplier relationships;

•	our inexperience with C Technologies’ customers and our ability to meet or exceed such customers’ service level expectations and C Technologies’ contractual obligations with respect to such customers;

•	difficulties realizing the revenue projections, growth prospects, financial benefits, synergies, market position and other strategic opportunities anticipated in connection with the Acquisition;

•	potential disputes regarding C Technologies’ intellectual property;

•	potential disputes with the Seller; and

•	difficulties in the assimilation and retention of employees, including key personnel responsible for the success of C Technologies’ operations.

If any of these factors limits our ability to integrate C Technologies into our operations successfully or on a timely basis, the expectations of future results of operations, including certain synergies expected to result from the C Technologies Acquisition, might not be met. As a result, we may not be able to realize the expected benefits that we seek to achieve from the C Technologies Acquisition, which could result in declines in the market value of our common stock. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our business, including efforts to further expand our product portfolio.

We will be subject to business uncertainties while the C Technologies Acquisition is pending, which could adversely affect our business.

In connection with the pendency of the C Technologies Acquisition, it is possible that certain persons with whom we or C Technologies have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or C Technologies, as the case may be, as a result of the C Technologies Acquisition, which could negatively affect our revenues, earnings and cash flows, regardless of whether the C Technologies Acquisition is completed.

We have made certain assumptions relating to the C Technologies Acquisition that may prove to be materially inaccurate.

Our assumptions regarding the C Technologies Acquisition may be inaccurate, including as a result of higher than expected transaction and integration costs, and general economic and business conditions that could adversely affect the combined company. Because the purchase price for C Technologies is significantly more than C Technologies’ net book value as of December 31, 2018, we will record a substantial amount of goodwill and other intangible assets as a result of the C Technologies Acquisition. In the event that industry, competitive or technological factors become unfavorable, we may incur future impairment of the value of goodwill and other intangible assets acquired through the C Technologies Acquisition. Under GAAP, we are not allowed to amortize goodwill or other indefinite-lived intangible assets. Instead, we are required to periodically determine if our goodwill and other indefinite-lived intangible assets have become impaired, in which case we would write down the impaired portion of our goodwill and/or other indefinite-lived intangible assets. If we were required to write down all or part of our goodwill or other indefinite-lived intangible assets, our net income (loss) and stockholders’ equity could be materially and adversely affected.

The consummation of the C Technologies Acquisition is subject to a number of closing conditions, some of which are out of our control. We cannot assure you that the C Technologies Acquisition will be consummated on a timely basis or at all.

The completion of the C Technologies Acquisition is subject to certain conditions contained in the Purchase Agreement, some of which are beyond our control, and we can make no assurances that the transaction will close in a timely manner or at all. Such conditions include, among other things, obtaining prior consent from certain third-party contract counterparties, the accuracy of the representations and warranties made by C Technologies, compliance in all respects by all of the parties with their respective obligations under the Purchase Agreement and the absence of any injunction or order that prohibits or restrains the consummation of the C Technologies Acquisition. There can be no assurance that the conditions to closing of the C Technologies Acquisition will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the C Technologies Acquisition. The Purchase Agreement may be terminated by the parties thereto under certain circumstances, including, without limitation, if the C Technologies Acquisition has not been completed by July 24, 2019, subject to extension under certain circumstances. Delays in closing the C Technologies Acquisition or the failure to close the C Technologies Acquisition may result in our incurring significant additional costs in connection with such delay or termination of the Purchase Agreement. Any delay in closing or a failure to close the C Technologies Acquisition could have a negative impact on the market price of our common stock. If we are unable to consummate the C Technologies Acquisition, we will have incurred significant due diligence, legal, accounting and other transaction costs in connection with the C Technologies Acquisition without realizing the anticipated benefits.

Risks Related to the Business of C Technologies

C Technologies’ operating results and financial condition may fluctuate.

C Technologies’ operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. The following events or occurrences, among others, could cause fluctuations in its financial performance from period to period:

•	development of new competitive products by others;

•	changes in the amount it spends to promote its products and develop new technologies;

•	changes in technology that may render its products obsolete;

•	increases in the cost of raw materials used to manufacture its products;

•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;

•

the impact of third-party patents and other intellectual property rights which C Technologies may be found to infringe, or may be required to license, and the potential damages or other costs it may be required to pay as a result of a finding that it infringes such intellectual property rights;

•	the loss of any third-party distributor of C Technologies’ products in any territory;

•	lower than expected demand for its products;

•	its response to price competition;

•	expenditures as a result of any potential legal actions;

•	the impairment and write-down of goodwill or other intangible assets;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments that affect customer demand;

•	impairment or write-down of investments or long-lived assets;

•	costs and outcomes of any tax audits;

•	fluctuations in foreign currency exchange rates; and

•	risks related to C Technologies’ sales of products across numerous countries world-wide and the inherent international economic, regulatory, political and business risks.

As a result, the period-to-period comparisons of C Technologies’ results of operations are not necessarily meaningful, and these comparisons should not be relied upon as an indication of future performance. The above factors may cause its operating results to fluctuate and adversely affect its financial condition and results of operations.

C Technologies’ business is subject to cybersecurity risks that could disrupt its operations and adversely affect its and our business.

Certain of C Technologies’ products incorporate software created by C Technologies or in-licensed from contract counterparties pursuant to reseller agreements. C Technologies’ devices, servers and computer systems, and those of its contract counterparties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, denial-of-service attacks, and similar disruptions from unauthorized tampering with its servers and computer systems or those of its contract counterparties, which could lead to interruptions, delays, loss of critical data, and loss of customer confidence. Any cyber-attacks on C Technologies’ systems, or those of its contract counterparties, if successful, could adversely affect C Technologies’ and our business, operating results, and financial condition, and be expensive to remedy.

C Technologies’ business could suffer as a result of manufacturing difficulties or delays.

C Technologies’ business could suffer if certain manufacturing or other equipment were to become inoperable for a period of time or if historical suppliers to C Technologies are unwilling or unable to continue to supply following the closing of the C Technologies Acquisition. This could occur for various reasons, including catastrophic events such as earthquake, monsoon, hurricane or explosion, unexpected equipment failures or delays in obtaining components or replacements thereof, as well as construction delays or defects and other events, both within and outside of our control. Any inability to timely manufacture its products could have a material adverse effect on C Technologies’ results of operations, financial condition and cash flows.

If C Technologies is unable to obtain or maintain its intellectual property, its operations may be adversely affected.

C Technologies endeavors to obtain and maintain the patents and trade secrets that it utilizes in its manufacturing process. Its commercial success will depend, in part, on its ability to:

•	obtain and maintain patent protection for its products and manufacturing processes;

•	preserve its trade secrets;

•	operate without infringing the proprietary rights of third parties; and

•	obtain any necessary licenses from others on acceptable terms.

C Technologies cannot be sure that any patent applications relating to its products that it files in the future or that any currently pending applications will issue on a timely basis, if ever. Even if patents are issued, the degree of protection afforded by such patents will depend upon the scope of the patent claims, the validity and enforceability of the claims obtained and C Technologies’ willingness and financial ability to enforce its patents.

The patent position of life sciences companies is often highly uncertain and usually involves complex legal and scientific questions. In some cases, litigation or other proceedings may be necessary to assert claims of infringement, to enforce patents issued to C Technologies. Such litigation could result in substantial cost to C Technologies and diversion of its resources. An adverse outcome in any such litigation or proceeding could have a material adverse effect on C Technologies’ business, financial condition and results of operations.

C Technologies’ global sales operations expose it to risks and challenges associated with conducting business internationally.

C Technologies books sales globally, including in Europe, Asia and North America. C Technologies faces several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to its international operations. These laws and regulations include data privacy requirements, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and other U.S. federal laws and regulations established by the office of Foreign Asset Control, or other local foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws, however, there is a risk that some provisions may be inadvertently breached by C Technologies, for example through fraudulent or negligent behavior of individual employees, its failure to comply with certain formal documentation requirements, or otherwise. Violations of these laws and regulations could result in fines, criminal sanctions against C Technologies, its officers or its employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on C Technologies’ ability to offer its products in one or more countries and could materially damage its reputation, brand and operating results.

C Technologies’ foreign operations may become less attractive if political and diplomatic relations between the United States and any country where it conducts business operations deteriorates.

The relationship between the United States and the foreign countries where C Technologies conducts business operations may weaken over time. Changes in the state of the relations between any such country and the United States are difficult to predict and could adversely affect C Technologies’ future operations. This could lead to a decline in its profitability. Any meaningful deterioration of the political and diplomatic relations between the United States and the relevant country could have a material adverse effect on C Technologies’ operations.

C Technologies may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that it violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

C Technologies is subject to the Foreign Corrupt Practice Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. A significant portion of C Technologies sales are booked in jurisdictions outside of the U.S., some of which may experience corruption. C Technologies’ activities in jurisdictions outside of the U.S. create the risk of unauthorized payments or offers of payments by one of C Technologies’ employees, consultants, sales agents or distributors, because these parties have not always been subject to C Technologies’ control. Violations of the FCPA may result in severe criminal or civil sanctions, and C Technologies may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

Prior to the C Technologies Acquisition, C Technologies has been a private company and has not previously been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC or other corporate governance requirements.

Prior to its acquisition by us, C Technologies has been a private company and has not been subject to the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC, or other corporate governance requirements to which public reporting companies may be subject. As a result, we are required to implement the appropriate internal control processes and procedures over C Technologies’ financial accounting and reporting. We may incur significant legal, accounting and other expenses in efforts to meet these requirements, which may include additional staffing, infrastructure investments and improving C Technologies’ finance function systems and process. Implementing the controls and procedures at C Technologies that are required to comply with the various applicable laws and regulations may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in such an implementation could adversely affect our business, financial condition and operating results.

C Technologies is treated as an “S corporation” under Subchapter S of the Internal Revenue Code, and claims of taxing authorities related to its status as an “S corporation” could harm us.

C Technologies is currently treated as an “S corporation” for federal and applicable state income tax purposes. As an “S corporation”, C Technologies elects to pass corporate income, losses, deductions, and credits through to its sole stockholder for federal and applicable state income tax purposes. Pursuant to the Purchase Agreement, we plan to make an election under Section 338 of the Internal Revenue Code with respect to the C Technologies Acquisition to treat the C Technologies Acquisition as an asset acquisition rather than a stock purchase for tax purposes. However, if C Technologies has failed to satisfy one or more of the many factors required to be met in order to qualify as an “S corporation” and the Internal Revenue Service or other applicable tax authority were to challenge C Technologies’ status as an “S corporation,” we may not be able to realize the intended tax benefits from the C Technologies Acquisition. If C Technologies is determined in any such challenge not to have qualified, or to have violated its status as an “S corporation,” we may be obligated to pay back taxes for all relevant open tax years on all of C Technologies’ taxable income while it was an “S corporation,” interest, and possibly penalties.

Furthermore, if C Technologies is determined in any such challenge not to have qualified as an “S corporation” at the time of the C Technologies Acquisition, any tax benefits we realize as a result of the election under Section 338 of the Internal Revenue Code may be denied. Any such determination could result in additional costs to us and could have a material adverse effect on our results of operations and financial condition. While the Purchase Agreement includes indemnification obligations for claims made following closing, including those related to C Technologies’ tax status, no assurance can be given that such indemnification obligations will cover all additional costs to us as a result of any such claims.

Risks Related to Our Business

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

•

greater experience in conducting research and development, manufacturing, clinical trials, marketing, obtaining regulatory approval and entering into collaborative or other strategic partnership arrangements; and

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

Despite our increasingly diversified client base, we have historically depended on a limited number of customers for a high percentage of our revenues.

The loss of, or a significant reduction in orders from, any of our large customers, including following any termination or failure to renew a long-term supply contract, would significantly reduce our revenues and harm our results of operations. If a large customer purchases fewer of our products, defers orders or fails to place additional orders with us for any reason, including for business continuity purposes, our revenue could decline, and our operating results may not meet market expectations. Under our long-term supply agreements with GE Healthcare (“GE”), we supply Protein A ligands to GE from our manufacturing facilities in Lund, Sweden and Waltham, Massachusetts, or the Lund Agreement and Waltham Agreement, respectively. The Lund Agreement runs, pursuant to its terms, through December 2019 and the Waltham Agreement runs, pursuant to its terms, through December 2021. GE may elect, upon six months’ prior notice to us, to reduce its minimum purchase requirements under the Lund Agreement. Even if GE so elects, GE would still be required to continue to purchase at least 50% of its global demand pursuant to the Waltham Agreement through the expiration of this agreement pursuant to its terms on December 31, 2021.

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

Our acquisitions, including the C Technologies Acquisition, expose us to risks that could adversely affect our business, and we may not achieve the anticipated benefits of acquisitions of businesses or technologies.

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

Our quarterly operating results may fluctuate in the future as a result of many factors such as the impact of seasonal spending patterns, changes in overall spending levels in the life sciences industry, the inability of some of our customers to consummate anticipated purchases of our products due to changes in end-user demand, and other unpredictable factors that may affect ordering patterns. Because our revenue and operating results are difficult to predict, we believe that our past results of operations are not necessarily a good indicator of our future performance. Additionally, if revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, a large portion of our manufacturing costs, our research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. Further, our gross margins are dependent on product mix. A shift in sales mix away from our higher margin products to lower margin products will adversely affect our gross margins. If our quarterly operating results fail to meet investor expectations, the price of our common stock may decline.

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

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of proprietary information and personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of certain individually identifiable information. In addition, numerous other federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and security of personal information.

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

Our internal computer systems, or those of our customers, collaborators or other contractors, may be subject to cyber-attacks or security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our customers, collaborators and other contractors are vulnerable to damage from computer viruses and unauthorized access. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. A material cyber-attack or security breach could cause interruptions in our operations and could result in a material disruption of our business operations, damage to our reputation or a loss of revenues.

In the ordinary course of our business, we collect and store sensitive data, including, among other things, personally identifiable information about our employees, intellectual property, and proprietary business information. Any cyber-attack or security breach that leads to unauthorized access, use or disclosure of personal or proprietary information could harm our reputation, cause us not to comply with federal and/or state breach notification laws and foreign law equivalents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. In addition, we could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. Like other companies, we have on occasion experienced, and will continue to experience, threats to our data and systems, including malicious codes and viruses, phishing, business email compromise attacks, or other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged.

We could be required to expend significant amounts of money and other resources to respond to these threats or breaches and to repair or replace information systems or networks, and could suffer financial loss or the loss of valuable confidential information. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely and there can be no assurance that any measures we take will prevent cyber-attacks or security breaches that could adversely affect our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Document Description

31.1 +	Rule 13a-14(a)/15d-14(a) Certification.

31.2 +	Rule 13a-14(a)/15d-14(a) Certification.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	The following materials from Repligen Corporation on Form 10-Q for the quarterly period ended March 31, 2019, formatted in Extensible Business Reporting Language (xBRL): (i) Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

+	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: May 9, 2019	By:	/S/ TONY J. HUNT
Tony J. Hunt
President and Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: May 9, 2019	By:	/S/ JON SNODGRES
Jon Snodgres
Chief Financial Officer
(Principal financial officer)
Repligen Corporation