Form 10-Q
period 2019-06-30
REPLIGEN CORP
filed 2019-08-01
CIK 730272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission File Number
000-14656

REPLIGEN CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2729386
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

41 Seyon Street, Bldg. 1, Suite 100 Waltham , MA	02453
(Address of Principal Executive Offices)	(Zip Code)

(
781
)

250-0111
Registrant’s Telephone Number, Including Area Code

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
of the Exchange Act.):    Yes
☐
    No
☒

The number of shares outstanding of the registrant’s common stock on July 30, 2019 was
51,530,792
.

PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements

REPLIGEN
CORPORATION
CONSOLIDATED
BALANCE SHEETS
(Unaudited, amounts in thousands, except share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$208,888	$193,822
Restricted cash	8,929	—
Accounts receivable, less reserve for doubtful accounts of $330 and $227 at June 30, 2019 and December 31, 2018, respectively	43,045	33,015
Royalties and other receivables	44	136
Unbilled receivables	460	2,602
Inventories, net	51,275	42,263
Prepaid expenses and other current assets	3,853	3,901

Total current assets	316,494	275,739
Property, plant and equipment, net	38,125	32,180
Intangible assets, net	220,481	135,438
Goodwill	469,510	326,735
Deferred tax assets	3,917	4,355
Operating lease right of use assets	19,501	—
Other assets	239	174

Total assets	$1,068,267	$774,621

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,304	$10,489
Operating lease liability	3,287	—
Accrued liabilities	20,618	15,865
Convertible senior notes, current portion	105,704	103,488

Total current liabilities	140,913	129,842
Deferred tax liabilities	27,690	25,086
Operating lease liability, long-term	20,209	—
Other liabilities, long-term	487	4,125

Total liabilities	189,299	159,053

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 48,086,422 shares at June 30, 2019 and 43,917,378 shares at December 31, 2018 issued and outstanding	481	439
Additional paid-in capital	892,960	642,590
Accumulated other comprehensive loss	(15,053)	(11,893)
Accumulated earnings (deficit)	580	(15,568)

Total stockholders’ equity	878,968	615,568

Total liabilities and stockholders’ equity	$1,068,267	$774,621

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS
OF
COMPREHENSIVE INCOME
(LOSS)
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Products	$70,670	$47,743	$131,282	$92,542
Royalty and other revenue	22	(12)	44	19

Total revenue	70,692	47,731	131,326	92,561

Costs and operating expenses:
Cost of product revenue	30,708	21,088	57,553	40,756
Research and development	5,231	5,780	8,851	9,068
Selling, general and administrative	23,699	16,590	42,697	32,488

Total costs and operating expenses	59,638	43,458	109,101	82,312

Income from operations	11,054	4,273	22,225	10,249

Other income (expenses):
Investment income	1,005	512	1,718	693
Interest expense	(1,743)	(1,669)	(3,469)	(3,321)
Other (expenses) income	(697)	251	(339)	321

Other expenses, net	(1,435)	(906)	(2,090)	(2,307)

Income before income taxes	9,619	3,367	20,135	7,942
Income tax provision	1,524	629	3,987	1,757

Net income	$8,095	$2,738	$16,148	$6,185

Earnings per share:
Basic	$0.17	$0.06	$0.36	$0.14

Diluted	$0.17	$0.06	$0.34	$0.14

Weighted average common shares outstanding:
Basic	46,367	43,743	45,174	43,683

Diluted	49,056	45,016	47,692	44,695

Net income	$8,095	$2,738	$16,148	$6,185
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,269)	(5,031)	(3,160)	(4,780)

Comprehensive income (loss)	$6,826	$(2,293)	$12,988	$1,405

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands, except share data)

	Six Months Ended June 30, 2019
	Common Stock
	Number of Shares	Par Value	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
Balance at December 31, 2018	43,917,378	$439	$642,590	$(11,893)	$(15,568)	$615,568
Net income	—	—	—	—	16,148	16,148
Issuance of common stock for debt conversion	29	0	2	—	—	2
Exercise of stock options and releases of restricted stock	245,263	3	563	—	—	566
Issuance of common stock pursuant to the acquisition of C Technologies, Inc.	779,221	8	53,930	—	—	53,938
Proceeds from issuance of common stock, net of issuance costs of $0.5 million	3,144,531	31	189,592	—	—	189,623
Stock-based compensation expense	—	—	6,283	—	—	6,283
Translation adjustment	—	—	—	(3,160)	—	(3,160)

Balance at June 30, 2019	48,086,422	$481	$892,960	$(15,053)	$580	$878,968

	Three Months Ended June 30, 2019
	Common Stock
	Number of Shares	Par Value	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
Balance at March 31, 2019	44,073,998	$441	$645,883	$(13,784)	$(7,515)	$625,025
Net income					8,095	8,095
Issuance of common stock for debt conversion	29	0	2	—	—	2
Exercise of stock options and releases of restricted stock	88,643	1	522	—	—	523
Issuance of common stock pursuant to the acquisition of C Technologies, Inc.	779,221	8	53,930	—	—	53,938
Proceeds from issuance of common stock, net of issuance costs of $0.5 million	3,144,531	31	189,592	—	—	189,623
Stock-based compensation expense	—	—	3,031	—	—	3,031
Translation adjustment	—	—	—	(1,269)	—	(1,269)

Balance at June 30, 2019	48,086,422	$481	$892,960	$(15,053)	$580	$878,968

	Six Months Ended June 30, 2018
	Common Stock
	Number of Shares	Par Value	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	43,587,079	$436	$628,983	$(6,363)	$(31,508)	$591,548
Net income	—	—	—	—	6,185	6,185
Issuance of common stock for debt conversion	2	0	0	—	—	0
Exercise of stock options and releases of restricted stock	211,491	2	1,488	—	—	1,490
Stock-based compensation expense	—	—	4,893	—	—	4,893
Cumulative effect of accounting changes	—	—	—	—	(677)	(677)
Translation adjustment	—	—	—	(4,780)	—	(4,780)

Balance at June 30, 2018	43,798,572	$438	$635,364	$(11,143)	$(26,000)	$598,659

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(Unaudited
, amounts in thousands, except share data
)

	Three Months Ended June 30, 2018
	Common Stock
	Number of Shares	Par Value	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at March 31, 2018	43,692,303	$437	$631,595	$(6,112)	$(28,737)	$597,183
Net income					2,737	2,737
Issuance of common stock for debt conversion	—	0	0	—	—	—
Exercise of stock options and releases of restricted stock	106,269	1	1,144	—	—	1,145
Stock-based compensation expense	—	—	2,625	—	—	2,625
Translation adjustment	—	—	—	(5,031)	—	(5,031)

Balance at June 30, 2018	43,798,572	$438	$635,364	$(11,143)	$(26,000)	$598,659

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands
)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$16,148	$6,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,053	7,894
Non-cash interest expense	2,231	2,089
Stock-based compensation expense	6,283	4,893
Deferred tax expense	889	325
Other	3	1
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(7,317)	(4,788)
Royalties and other receivables	114	60
Unbilled receivables	2,142	—
Inventories	(4,137)	(3,096)
Prepaid expenses and other assets	114	(144)
Operating lease right of use assets	1,206	—
Other assets	(65)	(1,241)
Accounts payable	495	(701)
Accrued expenses	1,642	(3,985)
Operating lease liability	(1,216)	—
Long-term liabilities	(8)	43

Total cash provided by operating activities	27,577	7,535

Cash flows from investing activities:
Acquisition of C Technologies, Inc., net of cash acquired	(182,176)	—
Additions to capitalized software costs	(3,282)	—
Purchases of property, plant and equipment	(5,847)	(4,412)

Total cash used in investing activities	(191,305)	(4,412)

Cash flows from financing activities:
Exercise of stock options	566	1,490
Proceeds from issuance of common stock, net	189,623	—
Repayment of senior convertible notes	(17)	(11)

Total cash provided by financing activities	190,172	1,479

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,449)	(2,750)

Net increase in cash, cash equivalents and restricted cash	23,995	1,852

Cash, cash equivalents and restricted cash, beginning of period	193,822	173,759

Cash, cash equivalents and restricted cash, end of period	$217,817	$175,611

Supplemental disclosure of cash flow information:
Income taxes paid	$2,705	$1,458
Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock issued for acquisition of C Technologies, Inc.	$53,938	$—
Non-cash effect of adoption of ASU 2016-16	$—	$5,609
Business Acquisitions:
Fair value of tangible assets acquired	$30,756	$—
Fair value of accounts receivables	3,044	—
Fair value of other assets	3,929	—
Liabilities assumed	(35,326)	—
Fair value of stock issued	(53,938)	—
Cost in excess of fair value of assets acquired (goodwill)	142,881	—
Acquired identifiable intangible assets	90,830	—
Net cash paid for business acquisitions	$182,176	$—

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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Repligen Sweden AB, Repligen GmbH, Spectrum LifeSciences, LLC and its subsidiaries (“Spectrum,” acquired on August 1, 2017), C Technologies, Inc. (“C Technologies,” acquired on May 31, 2019), and Repligen Singapore Pte. Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
—
Chapter 8: Notes to Financial Statements
,
”
including the consideration of costs and benefits. The amendments become effective for the Company in the year ending December
31
,
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
 “Leases (Topic 842).”
ASU
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
which did not require the recognition of operating lease liabilities on the consolidated balance sheet, and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases, which is determined at the inception of the lease. The lease classification affects the expense recognition in the consolidated statements of comprehensive income (loss). The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. Therefore, there is no significant difference in our results of operations presented in our consolidated statements of comprehensive income (loss) for each period presented. The Company also elected under the package of practical expedients, to combine lease and non-lease
components and not to record leases with an initial term of 12 months or less on the consolidated balance sheet. The Company adopted ASC 842 using the optional transition method for all leases existing at January 1, 2019. The adoption had a substantial impact on our balance sheet. The most significant impact was the recognition of the operating lease ROU assets and lease liabilities for operating leases. Upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded ROU assets of $17.0 million and lease liabilities of $21.0 million, before considering deferred taxes. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our incremental borrowing rate at the effective date January 1, 2019. The difference between the ROU assets and the lease liabilities is due to $4.0 million of unamortized lease incentives and deferred rent at the Company’s Marlborough and Waltham facilities as of December 31, 2018. There was no impact to our beginning retained earnings upon adoption of ASC 842. See Note 5,
“Leases,”
below for more information on the Company’s adoption of ASC 842.
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

As of June 30, 2019 and December 31, 2018, cash and cash equivalents on the Company’s consolidated balance sheets included $118.4 million and $126.6 million, respectively, in a money market account. These funds are valued on a recurring basis using Level 1 inputs.

In May 2016, the Company issued $115.0 million aggregate principal amount of the Notes due June 1, 2021 (the “2016 Notes”). Interest is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2016. As of June 30, 2019, the carrying value of the 2016 Notes was $105.7 million, net of unamortized discount, and the fair value of the 2016 Notes was $310.5 million. The fair value of the 2016 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2016 Notes as of June 30, 2019. The 2016 Notes are discussed in more detail in Note 8,
“Convertible Senior Notes”
to these consolidated financial statements.
There were no remeasurements to fair value during the three months ended June 30, 2019 of financial assets and liabilities that are not measured at fair value on a recurring basis.
3.	Acquisition of C Technologies, Inc.

On April 25, 2019, Repligen agreed to acquire C Technologies, pursuant to the terms of a Stock Purchase Agreement (the “Agreement”), by and among Repligen, C Technologies and Craig Harrison, an individual and sole stockholder of C Technologies (such acquisition, the “C Technologies Acquisition”).

C Technologies’ business consists of two major product categories (i) biotechnology, or Biotech, and (ii) Legacy and Other. Through its Biotech category, C Technologies sells instruments, consumables and accessories that are designed to allow bioprocessing technicians to measure the protein concentration of a liquid sample using C Technologies’ Slope Spectroscopy method, which eliminates the need for manual sample dilution. C Technologies’ lead product, the SoloVPE instrument platform, was launched in 2008 for off-line and at-line protein concentration measurements conducted in quality control, process development and manufacturing labs in the production of biological therapeutics. C Technologies’ FlowVPE platform, an extension of the SoloVPE technology, was designed to allow end users to make in-line protein concentration measurements in filtration, chromatography and fill-finish applications, designed to allow for real-time process monitoring.

Consideration Transferred
The C Technologies Acquisition was accounted for as a purchase of a business under Accounting Standards Codification No. (“ASC”) 805,
“Business Combinations”
. The C Technologies Acquisition was funded through payment of approximately $195.0 million in cash, $186.0 million of which will be consideration transferred pursuant to ASC 805, and $9.0 million of which will be compensation expense for future employment, and 779,221 unregistered shares of the Company’s common stock totaling $53.9 million for a total purchase price of $239.9 million. Under the acquisition method of accounting, the assets of C Technologies were recorded as of the acquisition date, at their respective fair values, and consolidated with those of Repligen. The fair value of the net tangible assets acquired is estimated to be approximately $6.2 million, the fair value of the intangible assets acquired is estimated to be approximately $90.8 million, and the residual goodwill is estimated to be approximately $142.9 million. The estimated consideration and preliminary purchase price information has been prepared using a preliminary valuation. The final purchase price allocation will be completed upon closing of the transaction. The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that Repligen believes to be reasonable. However, actual results may differ from these estimates.
Total consideration transferred is as follows (amounts in thousands):

Cash consideration	$185,971
Equity consideration	53,938

Fair value of net assets acquired	$239,909

Acquisition related costs are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred $3.5 million and $4.0 million in transaction costs for the three- and six-
month periods ended June 30, 2019, respectively. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of comprehensive income (loss). In connection with the transaction, an additional $9.0 million in cash will be due to employees based on their continued employment with the Company one year after the date of the close of the C Technologies Acquisition.

Fair Value of Net Assets Acquired
The allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, based on the preliminary valuation. The Company obtains this information during due diligence and through other sources. In the months after closing, the Company may obtain additional information about these assets and liabilities as it learns more about C Technologies and will refine the estimates of fair value to more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. We will make appropriate adjustments to the purchase price allocation, if any, prior to the completion of the measurement period, which is up to one year from the acquisition date. The components and allocation of the purchase price consists of the following amounts (amounts in thousands):

Cash and cash equivalents	$3,795
Restricted cash	26,933
Accounts receivable	3,044
Inventory	3,783
Prepaid expenses and other current assets	93
Fixed assets	40
Operating lease right of use asset	3,836
Customer relationships	59,680
Developed technology	28,920
Trademark and tradename	1,570
Non-competition agreements	660
Goodwill	142,881
Accounts payable	(436)
Accrued liabilities	(2,417)
Accrued bonus	(26,928)
Deferred revenue	(1,709)
Operating lease liability	(51)
Operating lease liability, long-term	(3,785)

Fair value of net assets acquired	$239,909

Acquired Goodwill
The goodwill of $142.9 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.
Intangible Assets
The following table sets forth the components of the identified intangible assets associated with the C Technologies Acquisition and their estimated useful lives:

	Useful Life	Fair Value
		(Amounts in thousands)
Customer relationships	17 years	$59,680
Developed technology	18 years	28,920
Trademark and tradename	20 years	1,570
Non-competition agreements	4 years	660

		$90,830

The preliminary purchase price allocation is subject to adjustment as purchase accounting is finalized. The final purchase price allocation will be determined upon completion of final valuation analysis, and the fair value allocation of assets acquired and liabilities assumed could differ materially from the preliminary valuation analysis. The final allocation may include, but not be limited to: (1) changes in the fair value of fixed assets, (2) changes in allocation to intangible assets such as tradenames, technology and customer relationships as well as goodwill and (3) other changes to assets and liabilities
.

Revenue, Net Income and Pro Forma Presentation
The Company recorded revenue from C Technologies of $2.2 million and a net loss of $
1.5
 million from May 31, 2019 to June 30, 2019. The Company has included the operating results of C Technologies in its consolidated statements of comprehensive income (loss) since the May 31, 2019 acquisition date. The following pro forma financial information presents the combined results of operations of Repligen and C Technologies as if the acquisition had occurred on January 1, 2018 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the C Technologies Acquisition, factually supportable and have a recurring impact. These pro forma adjustments include a $2.2 million and a $2.7 million net increase in amortization expense in 2019 and 2018, respectively, to record amortization expense for the $90.8 million of acquired identifiable intangible assets, adjustments to stock-based compensation of $0.3 million and $0.4 million, respectively, for equity compensation issued to C Technologies employees and the income tax effect of the adjustments made at the statutory tax rate of the United States (approximately 25%). In addition, acquisition-related transaction costs of $4.0 million and a $1.2 million purchase accounting adjustment to record inventory at fair value were excluded from pro forma net income in 2019.
The pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on January 1, 2018 or of future results:

	Six Months Ended June 30,
	2019	2018
	(Amounts in thousands, except per share data)
Total revenue	$140,515	$102,535
Net income	$20,560	$8,060
Earnings per share:
Basic	$0.46	$0.17
Diluted	$0.43	$0.17

Prior to the C Technologies Acquisition, C Technologies did not generate monthly or quarterly financial statements that were prepared in accordance with U.S. GAAP.

4.	Revenue Recognition

We generate revenue from the sale of bioprocessing products, equipment devices, and related consumables used with these equipment devices to customers in the life science and biopharmaceutical industries. Under ASC
606
,
“Revenue from Contracts with Customers,”
revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers.

Disaggregation of Revenue

Revenues for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Amounts in thousands)
Product revenue	$70,670	$47,743	$131,282	$92,542
Royalty and other income	22	(12)	44	19

Total revenue	$70,692	$47,731	$131,326	$92,561

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

Disaggregated revenue from contracts with customers by geographic region can be found in Note 15,
“Segment Reporting,”
below.

Revenue from significant customers is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Amounts in thousands)
GE Healthcare	$11,083	$6,777	$18,749	$14,510
MilliporeSigma	$9,487	$8,679	$18,894	$15,390
Filtration Products
The Company’s filtration products generate revenue through the sale of KrosFlo
®
hollow fiber (“HF”) TFF membranes and modules, ProConnex
®
single-use flow path connectors, flat sheet TFF cassettes and hardware, and XCell
™
alternating tangential flow (“ATF”) devices and related consumables.
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
The Company’s other filtration product offerings are not highly interdependent of one another and are therefore considered distinct products that represent separate performance obligations. Revenue on these products is generally recognized at a point in time upon transfer of control to the customer. The Company invoices the customer for the installation and training services in an amount that directly corresponds with the value to the customer of the Company’s performance to date; therefore, revenue recognized is based on the amount billable to the customer in accordance with the practical expedient under ASC
606-10-55-18.

The Company also markets flat sheet TFF cassettes and hardware. TFF is a rapid and efficient method for separation and purification of biomolecules that is widely used in laboratory, process development and process scale applications in biopharmaceutical manufacturing. The Company’s single-use
SIUS
™
TFF cassettes and hardware are not highly interdependent of one another and are therefore considered distinct products that represent separate performance obligations. SIUS TFF product revenue is generally recognized at a point in time upon transfer of control to the customer.
The Company also markets the XCell
™
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

Process Analytics Products
On May 31, 2019, the Company consummated its acquisition of C Technologies and added a fourth franchise, Process Analytics, to our bioprocessing business. The Process Analytics product line generates revenue primarily through the sale of the SoloVPE and FlowVPE systems and consumables. These products will complement and support our existing Filtration, Chromatography and Proteins franchises as they allow end users to make in-line protein concentration measurements in filtration, chromatography and fill-finish applications, designed to allow for real-time process monitoring.
Other Products
The Company’s other products include operating room products sold to hospitals. Other product revenue is generally recognized at a point in time upon transfer of control to the customer.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represents the transaction price of contracts for which work has not been performed or has been partially performed. The Company’s future performance obligations relate primarily to the installation and training of certain of its systems sold to customers. These performance obligations are completed within one year of receipt of a purchase order from its customers. Accordingly, the Company has elected to not disclose the value of these unsatisfied performance obligations as provided under ASC
606-10-50-14.
Contract Balances from Contracts with Customers
The following table provides information about receivables and deferred revenues from contracts with customers as of June 30, 2019 (amounts in thousands):

2019
Balances from contracts with customers only:
Accounts receivable	$43,045
Deferred revenue (included in accrued liabilities in the consolidated balance sheets)	3,728
Revenue recognized during the six-month period ending June 30, 2019 relating to:
The beginning deferred revenue balance	$1,668
Changes in pricing related to products or services satisfied in previous periods	—
The timing of revenue recognition, billings and cash collections results in the accounts receivables and deferred revenue balances on the Company’s consolidated balance sheets. There were no
impairment losses recognized on receivables during the three and six months ended J une 30, 2019.
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
The Company is a lessee under leases of manufacturing facilities, office spaces, machinery, certain office equipment, vehicles and information technology equipment. A majority of the Company’s leases are operating leases with remaining lease terms between three months and 11 years. Finance leases are immaterial to our consolidated financial statements. The Company determines if an arrangement qualifies as a lease and what type of lease it is at inception. The Company elected the package of practical expedients permitted under the transition guidance within the new lease standard, which among other things, allowed it to continue to account for existing leases based on the historical lease classification. The Company also elected the practical expedients to combine lease and non-lease
components and to exclude right of use assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet.
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
As of June 30, 2019, operating lease right of use assets
were $
19.5

million and operating lease liabilities were
$
23.5
 million.
During the second quarter of 2019 we added leases related to our acquisition of C Technologies on May 31, 2019 which resulted in an increase of right of use assets and lease liabilities of $3.8 million as of June 30, 2019. Amounts related to financing leases were immaterial. The maturity of the Company’s operating lease liabilities as of June 30, 2019 are as follows (amounts in thousands):

As of June 30, 2019	Amount
2019 (remaining six months)	$2,010
2020	4,657
2021	4,572
2022	3,620
2023	2,654
2024 and thereafter	10,945

Total future minimum lease payments	28,458
Less amount of lease payment representing interest	4,962

Total operating lease liabilities	$23,496

Total operating lease liabilities is included on the Company’s consolidated balance sheet as of June 30, 2019 as follows (amounts in thousands):

As of June 30, 2019
Operating lease liability	$3,287
Operating lease liability, long-term	20,209

Minimum operating lease payments	$23,496

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. For the three and six months ended June 30, 2019, total lease cost is comprised of the following:

	Three Months Ended	Six Months Ended
Lease Cost	June 30, 2019	June 30, 2019
	(Amounts in thousands)
Operating lease cost	$982	$1,912
Variable operating lease cost	379	660

Lease cost	$1,361	$2,572

The following information represents supplemental disclosure for the consolidated statements of cash flows related to operating leases (amounts in thousands):

Six Months Ended
June 30, 2019
Operating cash flows from operating leases	$(1,978)

Most of the leases do not provide implicit interest rates and therefore we determine the discount rate based on our incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which the lease payments are made.
The weighted average remaining lease term and the weighted average discount rate used to measure our operating lease liabilities as of June 30, 2019 were:

Weighted average remaining lease term (years)	7.46
Weighted average discount rate	4.74%

As previously disclosed in the Company’s 2018 Annual Report on Form
10-K
and under the previous lease accounting standard, ASC 840,
“Leases,”
the total commitment for
non-cancelable
operating leases was $18.0 million as of December 31, 2018 (amounts in thousands):

For the Years Ended December 31,	Amount
2019	$4,021
2020	3,599
2021	3,263
2022	2,213
2023	1,316
2024 and thereafter	3,622

Minimum operating lease payments	$18,034

6.	Goodwill and Other Intangible Assets

Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table represents the change in the carrying value of goodwill for the six months ended June 30, 2019 (amounts in thousands):

Balance as of December 31, 2018	$326,735
Cumulative translation adjustment	(106)
Acquisition of C Technologies, Inc.	142,881

Balance as of June 30, 2019	$469,510

During each of the fourth quarters of 2018, 2017 and 2016, we completed our annual impairment assessments and concluded that goodwill was not impaired in any of those years. The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three months ended June 30, 2019.
Other Intangible Assets
Intangible assets, except for the ATF tradename, are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within selling, general and administrative expense in the Company’s statements of comprehensive income (loss). The Company reviews its indefinite-lived intangible assets not subject to amortization, including the ATF tradename, to determine if adverse conditions exist or a change in circumstances exists that would indicate an impairment. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at June 30, 2019.
Intangible assets, net consisted of the following at June 30, 2019:

	June 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$82,202	$(7,476)	$74,726	19
Patents	240	(240)	—	8
Customer relationships	160,931	(20,382)	140,549	15
Trademarks	3,730	(222)	3,508	20
Other intangibles	1,720	(722)	998	3

Total finite-lived intangible assets	248,823	(29,042)	219,781	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—

Total intangible assets	$249,523	$(29,042)	$220,481

Intangible assets consisted of the following at December 31, 2018:

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$53,315	$(5,942)	$47,373	19
Patents	240	(240)	—	8
Customer relationships	101,460	(16,609)	84,851	14
Trademarks	2,160	(159)	2,001	20
Other intangibles	1,061	(548)	513	3

Total finite-lived intangible assets	158,236	(23,498)	134,738	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—

Total intangible assets	$158,936	$(23,498)	$135,438

The increase in intangible assets during 2019 is related to the acquisition of C Technologies on May 31, 2019. See Note 3,
“Acquisition of C Technologies, Inc.”
for more information.
Amortization expense for finite-lived intangible assets was $3.1 million and $2.6 million for the three months ended June 30, 2019 and 2018, respectively. Amortization expense for finite-lived intangible assets was $5.7 million and $5.3 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company expects to record the following amortization expense (amounts in thousands):

Estimated
Amortization
Three Months Ended June 30,	Expense
2019 (remaining six months)	$8,306
2020	15,167
2021	14,656
2022	14,654
2023	14,654
2024 and thereafter	152,344

Total	$219,781

7.	Consolidated Balance Sheet Detail

Inventories, net
Inventories, net consists of the following:

	As of
	June 30,	December 31,
	2019	2018
	(Amounts in thousands)
Raw materials	$32,373	$24,937
Work-in-process	5,866	5,185
Finished products	13,036	12,141

Total inventories, net	$51,275	$42,263

1
8

Property, Plant and Equipment
Property, plant and equipment consist of the following:

	As of
	June 30,	December 31,
	2019	2018
	(Amounts in thousands)
Land	$1,023	$1,023
Buildings	764	764
Leasehold improvements	22,936	16,259
Equipment	30,495	24,092
Furniture and fixtures	6,941	5,448
Construction in progress (1)	7,343	12,906
Other	50	—

Total property, plant and equipment	69,552	60,492
Less - Accumulated depreciation	(31,427)	(28,312)

Total property, plant and equipment, net	$38,125	$32,180

(1)	Construction in progress as of June 30, 2019 includes $5.6 million in capitalized internal-use software development costs and $0.3 million in manufacturing improvements at our Rancho Dominguez facility among other projects. Construction in progress as of December 31, 2018 included $7.3 million for the buildout of our Marlborough facility, which was put into service and began depreciating on January 1, 2019, $2.1 million in capitalized internal-use
software development costs and $2.1 million for a casting machine, among other projects.

Depreciation expenses totaled $1.8 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively. Depreciation expenses totaled $3.3 million and $2.6 million for the six months ended June 30, 2019 and 2018, respectively.
Accrued Liabilities
Accrued liabilities consist of the following:

	As of
	June 30,	December 31,
	2019	2018
	(Amounts in thousands)
Employee compensation	$10,487	$9,953
Taxes	2,353	1,024
Royalty and license fees	163	242
Accrued purchases	407	683
Warranties	796	546
Professional fees	807	942
Deferred revenue	3,728	1,290
Other	1,877	1,185

Total accrued liabilities	$20,618	$15,865

8.	Convertible Senior Notes

The carrying value of the Company’s convertible senior notes is as follows:

	As of
	June 30,	December 31,
	2019	2018
	(Amounts in thousands)
2.125% convertible senior notes due 2021:
Principal amount	$114,972	$114,989
Unamortized debt discount	(7,882)	(9,781)
Unamortized debt issuance costs	(1,386)	(1,720)

Total convertible senior notes	$105,704	$103,488

On May 24, 2016, the Company issued $115.0
million aggregate principal amount of its 2016 Notes. The net proceeds from the sale of the 2016 Notes, after deducting the underwriting discounts and commissions and other related offering expenses, were $111.1 million.
The 2016 Notes bear interest at the rate
of 2.125% per annum, payable
semiannually
in arrears on June 1 and December 1 of each year, beginning
December 1, 2016
.

The 2016 Notes will mature on
June 1, 2021
,
unless earlier repurchased, redeemed or converted in accordance with their terms. Prior to March 1, 2021, the 2016 Notes will be convertible at the option of holders of the 2016 Notes only upon satisfaction of certain conditions and during certain periods, and thereafter, the 2016 Notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, holders of the 2016 Notes will receive shares of the Company’s common stock, cash or a combination thereof, at the Company’s election. It is the Company’s current intent and policy to settle all conversions through combination settlement, which involves satisfying the principal amount outstanding with cash and any note conversion value over the principal amount in shares of the Company’s common stock. On July 19, 2019, the Company exchanged, with a limited number of holders in privately negotiated transactions, $
92.0
million aggregate principal amount of the existing 2016 Notes for a combination of cash and shares of the Company’s common stock. For more information on this transaction, see Note 16,
“Subsequent Events – Exchange and Redemption of 2016 Notes,”
below.
2016 Notes with a par value of $17,000 were submitted for conversion in the first quarter of 2019, and the conversion was settled in the second quarter. 2016 Notes with a par value of $11,000 were submitted for conversion in the fourth quarter of 2017, and this conversion was settled in the first quarter of 2018. The conversions resulted in the issuance of a nominal-amount of shares of the Company’s common stock, and the Company recorded a loss on conversion of these notes of approximately $3,000 in the second quarter of 2019 and $1,000 in the first quarter of 2018 in their consolidated statements of comprehensive income (loss).
During the second quarter of 2019, the closing price of the Company’s common stock continued to exceed 130% of the conversion price of the 2016 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2016 Notes are convertible at the option of the holders of the 2016 Notes during the third quarter of 2019, the quarter immediately following the quarter when the conditions were met, as stated in the terms of the 2016 Notes. These terms have been met each quarter since the second quarter of 2018 and, expecting to continue meeting these terms, the Company continues to classify the carrying value of the 2016 Notes as a current liability on the Company’s consolidated balance sheet as of June 30, 2019. As of June 30, 2019, the if-converted
value of the 2016 Notes exceeded the aggregate principal amount by $195.5 million. As mentioned above, $17,000 par value notes were submitted for conversion at the end of the first quarter of 2019 and settled during the second quarter. In the event the closing price conditions are met in the third quarter of 2019 or a future fiscal quarter, the 2016 Notes will be convertible at a holder’s option during the immediately following fiscal quarter.
The conversion rate for the 2016 Notes will initially be 31.1813 shares of the Company’s common stock per $1,000 principal amount of 2016 Notes, which is equivalent to an initial conversion price of $32.07 per common share, and is subject to adjustment under the terms of the 2016 Notes. Holders of the 2016 Notes may require the Company to repurchase their 2016 Notes upon the occurrence of a fundamental change prior to maturity for cash at a repurchase price equal to 100% of the principal amount of the 2016 Notes to be repurchased plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
Subsequent to June 5, 2019, the Company has had the ability to redeem the 2016 Notes, at its option, in whole or in part, on any business day prior to the maturity date if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides written notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2016 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.
The 2016 Notes contain customary terms and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the holders of at least 25% in aggregate principal amount of the outstanding 2016 Notes may declare 100% of the principal of, and any accrued and unpaid interest on, all of the 2016 Notes to be due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the 2016 Notes will become due and payable automatically. Notwithstanding the foregoing, the 2016 Notes provide that, to the extent the Company elects and for up to 270 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants consist exclusively of the right to receive additional interest on the 2016 Notes. The Company is not aware of any events of default, current events or market conditions that would allow holders to call or convert the 2016 Notes as of June 30, 2019.

The cash conversion feature of the 2016 Notes required bifurcation from the 2016 Notes and was initially accounted for as an equity instrument classified to stockholders’ equity, as the conversion feature was determined to be clearly and closely related to the Company’s stock. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and asset base and with similar maturity, the Company estimated the implied interest rate, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2016 Notes, which resulted in a fair value of the liability component of $96.3 million upon issuance, calculated as the present value of implied future payments based on the $115 million aggregate principal amount. The equity component of the 2016 Notes was recognized as a debt discount, recorded in additional paid-in
capital, and represents the difference

between the aggregate principal of the 2016 Notes and the fair value of the 2016 Notes without conversion option on their issuance date. The debt discount is amortized to interest expense using the effective interest method over five years, or the life of the 2016 Notes. The Company assesses the equity classification of the cash conversion feature quarterly, and it is not re-measured as long as it continues to meet the conditions for equity classification.
Interest expense recognized on the 2016 Notes for the three months ended June 30, 2019 was
$0.6 million, $1.0 million and $0.2
million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. Interest expense recognized on the 2016 Notes for the six months ended June 30, 2019 was
 $1.2 million, $1.9 million and $0.3
million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2016 Notes is
 6.6%,
which included the interest on the 2016 Notes, amortization of the debt discount and debt issuance costs. As of June 30, 2019, the carrying value of the 2016 Notes was
$115.0 million
 and the fair value of the principal was
$310.5 million.
The fair value of the 2016 Notes was determined based on the most recent trade activity of the 2016 Notes as of June 30, 2019.
9.	Stockholders’ Equity

Public Offering of Common Stock
On May 3, 2019, the Company completed a public offering in which 3,144,531 shares of its common stock, which includes the underwriters’ exercise in full of an option to purchase up to an additional
 410,156 s
hares, were sold to the public at a price
of $64.00 per share.
The total proceeds received by the Company from this offering, net of underwriting discounts and commissions and other estimated offering expenses payable by the Company, totaled approximately
$189.6 million.
Stock Option and Incentive Plans
At our 2018 annual meeting of shareholders held on May 16, 2018, our shareholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”). Under the 2018 Plan the number of shares of our common stock that are reserved and available for issuance is 2,778,000 plus the number of shares of common stock available for issuance under our Amended and Restated 2012 Stock Option and Incentive Plan (the “2012 Plan”). The shares of common stock underlying any awards under the 2018 Plan, 2012 Plan and the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan,” and together with the 2018 Plan and 2012 Plan, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At June 30, 2019, 2,596,600 shares were available for future grant under the 2018 Plan.
Stock-Based Compensation
For the three months ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense of $3.0 million and $2.6 million, respectively, for share-based awards granted under the Plans. The Company recorded stock-based compensation expense of $6.3 million and $4.9 million for the
six-month
periods ended June 30, 2019 and 2018. The following table presents stock-based compensation expense in the Company’s consolidated statements of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Amounts in thousands)
Cost of product revenue	$292	$234	$616	$500
Research and development	319	227	641	397
Selling, general and administrative	2,420	2,164	5,026	3,996

Total stock-based compensation	$3,031	$2,625	$6,283	$4,893

The 2018 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Employee grants under the Plans generally vest over a three
-to
five-year
period, with
20%-33%
vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee directors and consultants under the Plans generally vest over one year
. In the first quarter of 2018, to create a longer-term retention incentive, the Company’s Compensation Committee granted long-term incentive compensation awards to its Chief Executive Officer consisting of both stock options and restricted stock units (“RSUs”) that are subject to time-based vesting over nine years
. Options granted under the Plans have a maximum term of
ten years
from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At June 30, 2019, options to purchase 985,266 shares and 766,986 RSUs were outstanding under the Plans.
The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards on the grant date, and the Company uses the value of the common stock as of the grant date to value RSUs. The Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. The Company recognizes expense on awards with service-based vesting over the employee’s requisite service period on a straight-line basis. In the third quarter of 2017, the Company issued performance stock units to certain employees related to the Spectrum Acquisition which were tied to the achievement of certain 2018 revenue and gross margin metrics and the passage of time. Additionally, in the first quarter of 2018 and again in the first quarter of 2019, the Company issued performance stock units to certain individuals which are tied to the achievement of certain annual revenue and return on invested capital metrics. The Company recognizes expense on performance-based awards over the vesting period based on the probability that the performance metrics will be achieved. The Company recognizes stock-based compensation expense for options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted for estimated forfeitures.
Information regarding option activity for the six months ended June 30, 2019 under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2018	998,226	$27.54
Granted	44,996	$61.98
Exercised	(57,956)	$9.75
Forfeited/expired/cancelled	—	$—

Options outstanding at June 30, 2019	985,266	$30.16	7.13	$54,971

Options exercisable at June 30, 2019	521,884	$23.80	5.85	$32,437

Vested and expected to vest at June 30, 2019 (1)	945,981		7.07	$53,042

(1)	Represents the number of vested options as of June 30, 2019 plus the number of unvested options expected to vest as of June 30, 2019 based on the unvested outstanding options at June 30, 2019 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive
level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax
intrinsic value (the difference between the closing price of the common stock on June 28, 2019, the last business day of the second quarter of 2019, of $85.95 per share and the exercise price of each in-the-money
option) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2019 and 2018 was $3.6 million and $2.4 million, respectively.
The weighted average grant date fair value of options granted during the six months ended June 30, 2019 and 2018 was $30.07 and $18.41, respectively. The total fair value of stock options that vested during the six months ended June 30, 2019 and 2018 was $2.7 million and $1.8 million, respectively.

Information regarding RSU activity for the six months ended June 30, 2019 under the Plans is summarized below:

	Shares	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Unvested at December 31, 2018	707,413
Awarded	266,329
Vested	(187,617)
Forfeited/expired/cancelled	(19,139)

Unvested at June 30, 2019	766,986	3.85	$65,922

The aggregate intrinsic value in the table above represents the total pre-tax
intrinsic value (equal to the closing price of the common stock on June 28, 2019, the last business day of the second quarter of 2019, of $85.95 per share, as RSUs do not have an exercise price) that would have been received by the RSU holders had all holders exercised on June 30, 2019. The aggregate intrinsic value of RSUs vested during the six months ended June 30, 2019 and 2018 was $11.7 million and $4.2 million, respectively.

The weighted average grant date fair value of RSUs vested during the six months ended June 30, 2019 and 2018 was $31.97 and $34.47, respectively. The total fair value of RSUs that vested during the six months ended June 30, 2019 and 2018 was $6.0 million and $3.3 million, respectively.
As of June 30, 2019, there was $38.7 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 4.15 years. The Company expects 1,672,980 unvested options and RSUs to vest over the next five years
.
10.	Commitments and Contingencies

Lease Commitments
In May 2019, the Company entered into a fifth amendment of the existing lease to expand the rented space from approximately 76,000 square feet to approximately 108,000 square feet at 41 Seyon Street, Waltham, Massachusetts, the Company’s corporate headquarters and primary location for all manufacturing, research and development, sales and marketing and administrative operations. The Company expects to be completely moved into the new space by the beginning of 2020. Under the terms of the fifth amendment lease, the initial fixed rental rate is $29.00 per square foot, per annum, of the additional square footage (approximately 32,000 square feet) and will increase at a rate of $1.00 per annum.

Licensing and Research Agreements
The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements which require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. Research and development expenses associated with license agreements were immaterial amounts for the three months ended June 30, 2019 and 2018.
In September 2018, we entered into a collaboration agreement with Sartorius Stedim Biotech, a leading international supplier for the biopharmaceutical industry, to integrate XCell
™
ATF cell retention control technology into Sartorius’s BIOSTAT
®
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
In June 2018, we secured an agreement with Navigo for the exclusive co-development
of multiple affinity ligands for which Repligen holds commercialization rights. We are manufacturing and have agreed to supply the first of these ligands,
NGL-Impact
™
A, exclusively to Purolite Life Sciences (“Purolite”), who will pair our high-performance ligand with Purolite’s agarose jetting base bead technology used in their Jetted A50 Protein A resin product. We also signed a long-term supply agreement with Purolite for
NGL-Impact
A and other potential additional affinity ligands that may advance from our Navigo collaboration. The Navigo and Purolite agreements are supportive of our strategy to secure and reinforce our proteins business. We made payments to Navigo of $2.4 million during the year ended December 31, 2018 in connection with this program, which were recorded to research and development expenses in our consolidated statements of comprehensive income (loss).
11.	Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2019 which consisted of only foreign currency translation adjustments for the periods shown (amounts in thousands):

Foreign
Currency
Translation
Adjustment
Balance as of December 31, 2018	$(11,893)
Other comprehensive loss	(3,160)

Balance as of June 30, 2019	$(15,053)

12.	Income Taxes

The Company’s effective tax rate for the three- and
six-month
periods ended June 30, 2019 was 15.8% and 19.8%, respectively, compared to 18.7% and 22.1% for the corresponding periods in the prior year. The effective tax rate for the three and six months ended June 30, 2019 and 2018 was lower than the U.S. statutory rate of 21% due primarily to windfall benefits on stock option exercises and the vesting of RSUs.

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
At December 31, 2018, the Company had federal business tax credit carryforwards of $2.9 million and state business tax credit carryforwards of $0.4 million available to reduce future domestic income taxes, if any. The business tax credits carryforwards will expire at various dates through December 2038
. The net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.
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
The Company’s tax returns are subject to examination by federal, state and international tax authorities for the following periods:

Jurisdiction	Fiscal Years Subject to Examination
United States - federal and state	2015-2018
Sweden	2012-2018
Germany	2017-2018
Netherlands	2012-2018

13.	Earnings Per Share

The Company reports earnings per share in accordance with ASC 260,
“Earnings Per Share,”
which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options. Under the treasury stock method, unexercised
“in-the-

money”
stock options and warrants are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Share-based payment awards that entitle their holders to receive non-forfeitable
dividends before vesting are considered participating securities and are considered in the calculation of basic and diluted earnings per share. There were no such participating securities outstanding during the three-month periods ended June 30, 2019 and 2018.

Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Amounts in thousands, except per share data)
Net income	$8,095	$2,738	$16,148	$6,185

Weighted average shares used in computing net income per share - basic	46,367	43,743	45,174	43,683
Effect of dilutive shares:
Stock options and restricted stock awards	791	481	760	434
Convertible senior notes	1,898	792	1,758	578

Dilutive potential common shares	2,689	1,273	2,518	1,012

Weighted average shares used in computing net income per share - diluted	49,056	45,016	47,692	44,695

Earnings per share:
Basic	$0.17	$0.06	$0.36	$0.14

Diluted	$0.17	$0.06	$0.34	$0.14

At June 30, 2019, there were outstanding options to purchase 985,266 shares of the Company’s common stock at a weighted average exercise price of $30.16 per share and 766,986 shares of common stock issuable upon the vesting of RSUs. For the three and six months ended June 30, 2019, 119,026 and
180,160
 options to purchase shares of the Company’s common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.
At June 30, 2018, there were outstanding options to purchase 1,058,834 shares of the Company’s common stock at a weighted average exercise price of $26.72 per share and 716,996 shares issuable upon the vesting of RSUs. For the three- and six-
month periods ended June 30, 2018, 551,012 and 615,930 options to purchase shares of the Company’s common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.
As provided by the terms of the indenture underlying the 2016 Notes, the Company has a choice to settle the conversion obligation for the 2016 Notes in cash, shares or any combination of the two. The Company currently intends to settle the par value of the 2016 Notes in cash and any excess conversion premium in shares. The Company applies the provisions of ASC 260,
“Earnings Per Share”,
Subsection 10-45-44, to determine the diluted weighted average shares outstanding as it relates to the conversion spread on the 2016 Notes. Accordingly, the par value of the 2016 Notes is not included in the calculation of diluted income per share, but the dilutive effect of the conversion premium is considered in the calculation of diluted net income per share using the treasury stock method. The dilutive impact of the 2016 Notes is based on the difference between the Company’s current period average stock price and the conversion price of the 2016 Notes, provided there is a premium. Pursuant to this accounting standard, there is no dilution from the accreted principal of the 2016 Notes for the periods shown.
14.	Related Party Transactions

Certain facilities leased by Spectrum LifeSciences, LLC (“Spe ctrum”) are owned by the former owner of Spectrum.
The former owner held greater than 10% of the Company’s outstanding common stock until the Company completed its public offering of 3,144,531 shares of its common stock on May 3, 2019.
The lease amounts paid to this former owner and current shareholder were negotiated in connection with the Spectrum Acquisition. The Company has incurred rent expense totaling $
0.4
 million for the six months ended June
30
,
2019
related to these leases.
As part of the Spectrum Acquisition, the Company was responsible for filing all tax returns for Spectrum for the period from January
1
,
2017
through July
31
,
2017
, the day before the Spectrum Acquisition. The Company was responsible for collecting any tax refunds from federal and state authorities and remitting these refunds to the former shareholders of Spectrum, including the former owner of Spectrum who held greater than 10% of the Company’s outstanding common stock prior to May 3, 2019.
 During
2018
, the Company collected $
1.7
 million of these tax refunds, which the Company paid to the Spectrum shareholders during the fourth quarter of
2018
, net of $
0.2
 million of expenses paid by the Company on behalf of Spectrum for tax preparation and other fees.

15.	Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s sole operating segment.
Revenue from filtration products includes our XCell ATF Systems and consumables as well as our KrosFlo and SIUS filtration products. Revenue from chromatography products includes our OPUS and OPUS PD chromatography columns, chromatography resins and ELISA test kits. Revenue from protein products includes our Protein A ligands and cell culture growth factors. Revenue from our process analytics products includes the sale of our SoloVPE and FlowVPE systems and consumables. Other revenue primarily consists of revenue from the sale of operating room products to hospitals as well as freight revenue.
The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue by customers’ geographic locations:
North America	51%	47%	49%	46%
Europe	38%	41%	39%	42%
APAC	11%	12%	12%	12%

Total revenue	100%	100%	100%	100%

Concentrations of Credit Risk and Significant Customers
Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings and credit exposure to any one issue, issuer (with the exception of U.S. treasury obligations) and type of instrument is limited. At June 30, 2019 and December 31, 2018, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.
Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off
of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.
Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
GE Healthcare	16%	14%	14%	16%
MilliporeSigma	13%	18%	14%	17%

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable are as follows:

	June 30,	December 31,
	2019	2018
GE Healthcare	18%	17%
MilliporeSigma	10%	11%

16.	Subsequent Events

Public Offering of Common Stock
On July 19, 2019, the Company completed a public offering in which 1,587,000 shares of its common stock, including the underwriters’ exercise in full of an option to purchase an additional 207,000 shares, were sold to the public at a price of $
87.00
per share
(the “Stock Offering”). The net proceeds of the Stock Offering, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately
 $
130.7
 million.

Public Offering of Convertible Senior Notes
On July 19, 2019, the Company issued $287.5
 million aggregate principal amount of
0.375%
Convertible Senior Notes due 2024 (“2019 Notes”), which includes the underwriters’ exercise in full of an option to purchase an additional
$
37.5

million aggregate principal amount of 2019 Notes (the “Notes Offering” and, together with the Stock Offering, the “Offerings”). The net proceeds of the Notes Offering, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $278.4 million.
The 2019 Notes will be senior, unsecured obligations of the Company, and will bear interest at a rate of 0.375% per year. Interest will be payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The 2019 Notes will mature on
July 15, 2024
, unless earlier repurchased or converted. The initial conversion rate for the 2019 Notes is 8.6749 shares of the Company’s
common stock per $1,000 principal amount of 2019 Notes (which is equivalent to an initial conversion price of approximately $
115.28
per share). Prior to the close of business on the business day immediately preceding April 15, 2024, the 2019 Notes will be convertible at the option of the holders of 2019 Notes only upon the satisfaction of specified conditions and during certain periods. Thereafter until the close of business on the second scheduled trading day preceding the maturity date, the 2019 Notes will be convertible at the options of the holders of 2019 Notes at any time regardless of these conditions. Conversion of the 2019 Notes will be settled in cash, shares of the Company’s
common stock or a combination thereof, at
the Company’s election.
The 2019 Notes are not redeemable by the Company prior to maturity.
Holders of 2019 Notes may require the Company to repurchase their 2019 Notes upon the occurrence of certain events that constitute a fundamental change under the indenture governing the 2019 Notes at a purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of repurchase. In connection with certain corporate events, the Company will, under certain circumstances, increase the conversion rate for holders of 2019 Notes who elect to convert their 2019 Notes in connection with such corporate events.
Exchange and Redemption of 2016 Notes
Substantially concurrent with the closing of the Offerings, the Company used a portion of the net proceeds of the Offerings to exchange, with a limited number of holders in privately negotiated transactions,
$
92.0
 million aggregate principal amount of its existing
2.125
%
Convertible Senior Notes due 2021 (the “2016 Notes”) for a combination of cash and shares of the Company’s common stock (the “Note Exchanges”). The Company paid
$
92.3 million in cash, which represents the principal amount exchanged and accrued and unpaid interest thereon and issued

1,850,155 shares of common stock, to settle the Note Exchanges. Contemporaneously with the closing of the Offerings, the Company issued a notice of redemption in respect of the remaining
$
23.0 million principal amount of 2016 Notes, which the Company expects would result in the conversion of all or substantially all of the remaining 2016 Notes in accordance with their terms prior to the end of our third fiscal quarter of 2019. The Company intends to settle conversions of the remaining 2016 Notes with cash in an amount equal to the principal amount thereof and shares of the Company’s common stock in excess thereof.

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
Our chromatography products feature
pre-packed
chromatography (“PPC”) columns under our OPUS
®
brand. OPUS columns, which we deliver to our customers
pre-packed
with their choice of chromatography resin, are single-campaign
(“single-use”)
disposable columns that replace the use of traditional and more permanent glass columns used in downstream purification processes. By designing OPUS to be a technologically advanced and flexible option for the purification of biologics from process development through clinical-scale and some commercial manufacturing, Repligen has become a leader in PPC columns.
Our filtration products offer a number of advantages to manufacturers of biologic drugs at volumes that span from pilot studies to clinical and commercial-scale production. XCell ATF
™
systems are used primarily in upstream perfusion, or continuous manufacturing, processes to increase cell concentration and significantly improve biologic product yield from a bioreactor. To address increasing industry demand for
“plug-and-play”
technology, we developed and launched in 2016
single-use
formats of the original stainless steel XCell ATF device. In December 2016, we acquired TangenX Technology Corporation (“TangenX”), balancing our upstream XCell ATF offering with a downstream portfolio of flat-sheet filters and cassettes used in biologic drug purification and formulation processes. The TangenX portfolio includes the single-use
SIUS
™
TFF brand, providing customers with a high-performance,
low-cost
alternative to reusable TFF products. In August 2017, we completed our acquisition of Spectrum LifeSciences, LLC (“Spectrum”). Our Spectrum filtration brands include the KrosFlo
®
family of products, ProConnex
®
disposable flow-path products, TFF systems and others. The Spectrum Acquisition significantly strengthened our Filtration product line and diversifies our end markets beyond mAbs to include vaccine, recombinant protein and gene therapies.
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
Customers use our products to produce initial quantities of a drug for clinical studies and then scale-up
to larger volumes as the drug progresses to commercial production following regulatory approval. Detailed specifications for a drug’s manufacturing process are included in the applications that biopharmaceutical companies file for marketing approval with regulators, such as the U.S. Food and Drug Administration and the European Medicines Agency, throughout the clinical trial process and prior to final commercial approval. As a result, products that become part of the manufacturing specifications of a late-stage clinical or commercial process can be very sensitive given the costs and uncertainties associated with displacing them.
C Technologies Acquisition
On April 25, 2019, the Company entered into a Stock Purchase Agreement (“Purchase Agreement”) with C Technologies, Inc. (“C Technologies”), a New Jersey corporation, and Craig Harrison, an individual and sole stockholder of C Technologies. The deal was consummated on May 31, 2019, the acquisition date (the “C Technologies Acquisition”).
C Technologies sells instruments, consumables and accessories that are designed to allow bioprocessing technicians to measure the protein concentration of a liquid sample using C Technologies’ Slope Spectroscopy method, which eliminates the need for manual sample dilution. C Technologies’ lead product, the SoloVPE instrument platform, was launched in 2008 for off-line
and
at-line
protein concentration measurements conducted in quality control, process development and manufacturing labs in the production of biological therapeutics. C Technologies’ FlowVPE platform, an extension of the SoloVPE technology, was designed to allow end users to make in-line
protein concentration measurements in filtration, chromatography and fill-finish applications, designed to allow for real-time process monitoring.

The C Technologies Acquisition was accounted for as a purchase of a business under ASC 805,
“Business Combinations.”
The cash paid for the C Technologies Acquisition was $195.0 million, $186.0 million of which will be consideration transferred pursuant to ASC 805, and $9.0 million of which will be compensation expense for future employment, and 779,221 of unregistered common shares totaling $53.9 million (based on a per share price of $69.22), for a total purchase price of $239.9 million.
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
Revenues
Total revenues for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:
Products	$70,670	$47,743	$22,927	48.0%	$131,282	$92,542	$38,740	41.9%
Royalty and other	22	(12)	34	(283.3%)	44	19	25	131.6%

Total revenue	$70,692	$47,731	$22,961	48.1%	$131,326	$92,561	$38,765	41.9%

Product revenues
Since 2016, we have been increasingly focused on selling our products directly to customers in the pharmaceutical industry and to our contract manufacturers. Direct sales represent approximately 71% of our product revenue in the second quarter of 2019 and 72% of our product sales for the first half of 2019. We expect that direct sales will continue to account for an increasing percentage of our product revenues. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.
Revenue from our chromatography products includes the sale of our OPUS and OPUS PD chromatography columns, chromatography resins and ELISA test kits. Revenue from our filtration products includes the sale of our XCell ATF Systems and consumables, KrosFlo filtration products and SIUS filtration products. Revenue from protein products includes the sale of our Protein A ligands and cell culture growth factors. Revenue from our Process Analytics products includes the sale of our SoloVPE and FlowVPE systems and consumables. Other revenue primarily consists of revenue from the sale of our operating room products to hospitals as well as freight revenue.
During the three and six months ended June 30, 2019, product revenue increased by $22.9 million, or 48% and $38.7 million, or 41.9%, respectively, as compared to the same periods of 2018. The increase in both periods is due to the continued adoption of our products by our key bioprocessing customers, particularly our chromatography and filtration products. Sales of our bioprocessing products are impacted by the timing of orders, development efforts at our customers or end-users
and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend. Additionally, there was a $2.2 million increase in revenue for the three and six months ended June 30, 2019, as compared to the same periods of 2018 due to revenues generated by C Technologies.

Royalty revenues
Royalty revenues in the three and six months ended June 30, 2019 and 2018 relate to royalties received from a third-party systems manufacturer associated with our OPUS PD chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partner.
Costs and operating expenses
Total costs and operating expenses for the three and six months ended June 30, 2019 and 2018 were comprised of the following:

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Cost of product revenue	$30,708	$21,088	$9,620	45.6%	$57,553	$40,756	$16,797	41.2%
Research and development	5,231	5,780	(549)	(9.5%)	8,851	9,068	(217)	(2.4%)
Selling, general and administrative	23,699	16,590	7,109	42.9%	42,697	32,488	10,209	31.4%

Total costs and operating expenses	$59,638	$43,458	$16,180	37.2%	$109,101	$82,312	$26,789	32.5%

Cost of product revenue
Cost of product revenue increased 45.6% and 41.2% in the three and six months ended June 30, 2019, respectively, compared to the same periods of 2018 due primarily to the increase in product revenue mentioned above.
Gross margins were 56.6% and 56.2% in the three and six months ended June 30, 2019, respectively. The gross margin for the three and six months ended June 30, 2019 includes $1.2 million of amortization on an inventory step-up
recorded in purchase accounting related to C Technologies Acquisition. Excluding this step-up
amortization, gross margins for the three and six months ended June 30, 2019 were 58.2% and 57.1%, respectively. The increase in gross margins is a result of the increase in revenue mentioned above offset by an increase in manufacturing headcount subsequent to June 30, 2018. Gross margins may fluctuate in future quarters based on expected production volume and product mix.
Research and development expenses
Research and development expenses are related to bioprocessing products, which include personnel, supplies and other research expenses. Due to the small size of the Company and the fact that these various programs share personnel and fixed costs, we do not track all of our expenses or allocate any fixed costs by program, and therefore, have not provided historical costs incurred by project. In addition to the legacy product research and development, the current single-use
XCell ATF project incurs expenses related to product development, sterilization, validation testing, and other research related expenses.
Research and development expenses decreased 9.5% and 2.4% during the three and six months ended June 30, 2019, respectively, compared to the same periods of 2018. The decrease is primarily due to $2.3 million of investments made during the second quarter of 2018 to expand our proteins product offering through our development agreement with Navigo Proteins GmbH compared to only $0.5 million in the three and six months ended June 30, 2019, respectively. This decrease was partially offset by an increase in research and development headcount subsequent to June 30, 2018 and an increase in stock-based compensation expense resulting from the increase in headcount and share price period over period.
We expect our research and development expenses for the rest of the year to increase slightly in order to support new product development.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts, including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.
During the three and six months ended June 30, 2019, SG&A costs increased by $7.1 million, or 42.9%, and $10.2 million, or 31.4%, respectively, as compared to the same periods of 2018. The increase is due to the continued expansion of our customer-facing activities to drive sales of our bioprocessing products and to the continued buildout of our administrative infrastructure, primarily through increased headcount, to support expected future growth. In addition, transaction fees related to the C Technologies Acquisition of $3.5 million and $4.0 million for the three and six months ended June 30, 2019, respectively, were included in SG&A, for which there were no comparable costs for the same periods of 2018. Sales commissions were higher in 2019 due to the increase in revenue and stock compensation expense increased during both periods in 2019 as compared to 2018 due to the increase in headcount and higher share prices period over period.
Other expenses, net
The table below provides detail regarding our other expenses, net:

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Investment income	$1,005	$512	$493	96.3%	$1,718	$693	$1,025	147.9%
Interest expense	(1,743)	(1,669)	(74)	4.4%	(3,469)	(3,321)	(148)	4.5%
Other (expenses) income	(697)	251	(948)	(377.7%)	(339)	321	(660)	(205.6%)

Total other expense, net	$(1,435)	$(906)	$(529)	58.4%	$(2,090)	$(2,307)	$217	(9.4%)

Investment income
Investment income includes income earned on invested cash balances. The increase of $0.5 million and $1.0 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods of 2018 was attributable to higher average invested cash balances and higher interest rates on such invested cash balances. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.
Interest expense
Interest expense primarily includes interest related to our issuance of 2.125% Convertible Senior Notes due 2021 (the “2016 Notes”) in May 2016. Interest expense increased $0.1 million for the three and six months ended June 30, 2019, as compared to the same periods of 2018, due to the decrease in the balance of debt issuance costs that are being amortized. As these costs decrease, the carrying value of the debt increases and interest calculated based on the carrying value increases as well.
Other (expenses) income
Changes in other (expenses) income during the three and six months ended June 30, 2019, compared to the same periods of 2018, are primarily attributable to foreign currency losses related to amounts due from non-Swedish
kronor-based customers and cash balance denominated in U.S. dollars and British pounds held by Repligen Sweden AB. In addition, $0.5 million was included in other (expenses) income for the three and six months ended June 30, 2019, which represents a bridge loan commitment fee incurred as part of the C Technologies Acquisition.
Income tax provision
Income tax provision for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision	$1,524	$629	$895	142.3%	$3,987	$1,757	$2,230	126.9%
Effective tax rate	15.8%	18.7%			19.8%	22.1%

For the three and six months ended June 30, 2019, we recorded an income tax provision of $1.5 million and $4.0 million, respectively. The effective tax rate was 15.8% and 19.8% for the three and six months ended June 30, 2019, respectively, and is based upon the estimated income for the year ending December 31, 2019 and the composition of the income in different jurisdictions. The effective tax rate was lower than the U.S. statutory rate of 21% due primarily to windfall benefits on stock option exercises and the vesting of restricted stock units.

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
Non-GAAP
adjusted income from operations
Non-GAAP
adjusted income from operations is measured by taking income from operations as reported in accordance with GAAP and excluding acquisition and integration costs, intangible amortization and inventory step-up
charges booked through our consolidated statements of comprehensive income (loss). The following is a reconciliation of income from operations in accordance with GAAP to non-GAAP
adjusted income from operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Amounts in thousands)
GAAP income from operations	$11,054	$4,273	$22,225	$10,249
Non-GAAP adjustments to income from operations:
Acquisition and integration costs	4,822	853	6,621	1,508
Intangible amortization	3,051	2,634	5,662	5,298
Inventory step-up charges	1,169	—	1,169	—

Non-GAAP adjusted income from operations	$20,096	$7,760	$35,677	$17,055

Non-GAAP
adjusted net income
Non-GAAP
adjusted net income is measured by taking net income as reported in accordance with GAAP and excluding acquisition and integration costs and related tax effects, intangible amortization and related tax effects, inventory step-up
charges and
non-cash
interest expense. The following are reconciliations of net income in accordance with GAAP to non-GAAP
adjusted net income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
		Fully Diluted		Fully Diluted
		Earnings per		Earnings per
	Amount	Share	Amount	Share
	(Amounts in thousands, except per share data)
GAAP net income	$8,095	$0.17	$2,738	$0.06
Non-GAAP adjustments to net income:
Acquisition and integration costs	5,322	0.11	853	0.02
Intangible amortization	3,051	0.06	2,634	0.06
Inventory step-up charges	1,169	0.02	—	—
Non-cash interest expense	1,124	0.02	1,053	0.02
Tax effect of intangible amortization and acquisition costs	(3,444)	(0.07)	(1,076)	(0.02)

Non-GAAP adjusted net income	$15,317	$0.31	$6,202	$0.14

	Six Months Ended June 30,
	2019		2018
		Fully Diluted		Fully Diluted
		Earnings per		Earnings per
	Amount	Share	Amount	Share
	(Amounts in thousands, except per share data)
GAAP net income	$16,148	$0.34	$6,185	$0.14
Non-GAAP adjustments to net income:
Acquisition and integration costs	7,121	0.15	1,508	0.03
Intangible amortization	5,662	0.12	5,298	0.12
Inventory step-up charges	1,169	0.02	—	—
Non-cash interest expense	2,231	0.05	2,089	0.04
Tax effect of intangible amortization and acquisition costs	(3,961)	(0.09)	(2,108)	(0.05)

Non-GAAP adjusted net income	$28,370	$0.59	$14,054	$0.29

Per share totals may not add due to rounding.
Adjusted EBITDA
Adjusted EBITDA is measured by taking net income as reported in accordance with GAAP, excluding investment income, interest expense, taxes, depreciation and amortization, acquisition and integration costs and inventory step-up
charges booked through our consolidated statements of comprehensive income (loss). The following is a reconciliation of net income in accordance with GAAP to adjusted EBITDA for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Amounts in thousands)
GAAP net income	$8,095	$2,738	$16,148	$6,185
Non-GAAP EBITDA adjustments to net income:
Investment income	(1,005)	(512)	(1,718)	(693)
Interest expense	1,743	1,669	3,469	3,321
Tax provision	1,524	629	3,987	1,757
Depreciation	1,762	1,314	3,337	2,598
Amortization	3,079	2,634	5,716	5,298

EBITDA	15,198	8,472	30,939	18,466
Other non-GAAP adjustments:
Acquisition and integration costs	5,322	853	7,121	1,508
Inventory step-up charges	1,169	—	1,169	—

Adjusted EBITDA	$21,689	$9,325	$39,229	$19,974

Liquidity and Capital Resources
We have financed our operations primarily through revenues derived from product sales, the issuance of the 2016 Notes in May 2016 and our 2019 Notes (defined below) in July 2019 and the issuance of common stock in our July 2019, May 2019 and July 2017 public offerings. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.
At June 30, 2019, we had cash and cash equivalents of $208.9 million compared to cash, cash equivalents of $193.8 million at December 31, 2018.
We acquired C Technologies on May 31, 2019 for $239.9 million in cash and shares of our common stock. The C Technologies Acquisition was funded through payment of approximately $195.0 million in cash and 779,221 unregistered shares of the Company’s common stock totaling $53.9 million.
During the second quarter of 2019, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2016 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2016 Notes are convertible at the option of the holders of the 2016 Notes during the third quarter of 2019. The 2016 Notes have a face value of $115.0 million and a carrying value of $105.7 million and are classified as current liabilities on the Company’s consolidated balance sheet as of June 30, 2019.

On May 3, 2019, the Company completed a public offering in which 3,144,531 shares of its common stock, which includes the underwriters’ exercise in full of an option to purchase up to an additional 410,156 shares, were sold to the public at a price of $64.00 per share. The total proceeds received by the Company from this offering, net of underwriting discounts and commissions, totaled approximately $190.2 million. Proceeds from this public offering were partially used to fund the C Technologies Acquisition on May 31, 2019.
On July 19, 2019, the Company completed a public offering in which 1,587,000 shares of its common stock, which includes the underwriters’ exercise in full of an option to purchase an additional 207,000 shares, were sold to the public at a price of $87.00 per share for $130.7 million in net proceeds to the Company, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company (the “Stock Offering”).
On July 19, 2019, the Company issued $287.5 million aggregate principal amount of 0.375% Convertible Senior Notes due 2024 (“2019 Notes”), which includes the underwriters’ exercise in full of an option to purchase an additional $37.5 million aggregate principal amount of 2019 Notes (the “Notes Offering” and, together with the Stock Offering, the “Offerings”). The net proceeds of the Notes Offering, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company, were $278.4 million. See Note 16,
“Subsequent Events – Public Offering of Convertible Senior Notes,”
included in this report
for more information on this transaction. We intend to use the net proceeds from the Offerings for working capital and other general corporate purposes, including up to $115 million to finance the redemption, or a portion of the consideration due in connection with an exchange or purchase of, the 2016 Notes and the remainder for working capital and other general corporate purposes, including to fund possible acquisitions of, or investments in, complementary businesses, products, services and technologies. It is the Company’s policy and intent to settle the face value of the 2019 Notes in cash and any excess conversion premium in shares of our common stock.
Substantially concurrent with the closing of the Notes Offerings, the Company completed privately negotiated transactions with certain holders of the 2016 Notes to exchange an aggregate of $92.0 million aggregate principal amount of the 2016 Notes for a combination of cash and shares of the Company’s common stock (the “Note Exchanges”). The Company used $92.3 million in cash and issued 1,850,155 shares of common stock, to settle the Note Exchanges.
Contemporaneously with the closing of the Offerings, the Company issued a notice of redemption in respect of the 2016 Notes, which provides that, on September 23, 2019, the Company will redeem all 2016 Notes that have not been converted, repurchased or exchanged prior to such date at a redemption price in cash equal to 100% of the principal amount thereof plus accrued and unpaid interest.
Cash flows

	Six Months Ended June 30,		Increase/(Decrease)
	2019	2018	$ Change
	(Amounts in thousands)
Operating activities	$27,577	$7,535	$20,042
Investing activities	(191,305)	(4,412)	(186,893)
Financing activities	190,172	1,479	188,693
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,449)	(2,750)	301

Net increase in cash, cash equivalents and restricted cash	$23,995	$1,852	$22,143

Operating activities
For the six months ended June 30, 2019, our operating activities provided cash of $27.6 million reflecting net income of $16.1 million and non-cash
charges totaling $18.5 million primarily related to depreciation, amortization, non-cash
interest expense, deferred tax expense and stock-based compensation charges. An increase in accounts receivable consumed $7.3 million of cash and was primarily driven by the 48%
year-to-date
increase in revenues. An increase in inventory consumed $4.1 million to support future revenue, due to the addition of C Technologies on May 31, 2019. These were offset by an increase in accounts payable and accrued liabilities of $2.1 million due to the addition of C Technologies and a decrease in unbilled receivables of $2.1 million. The remaining cash provided by operating activities resulted from favorable changes in various other working capital accounts.
For the six months ended June 30, 2018, our operating activities provided cash of $7.5 million reflecting net income of $6.2 million and non-cash
charges totaling $15.2 million, primarily related to depreciation, amortization, non-cash
interest expense, deferred tax expense and stock-based compensation charges. An increase in accounts receivable consumed $4.8 million of cash and was primarily driven by the 47%
year-to-date
increase in revenues. An increase in inventory consumed $3.1 million of cash, related to increasing inventory levels to accommodate future revenue growth. Decreases in accounts payable and accrued liabilities consumed $4.7 million of cash, and were mainly due to the timing of payments of payables and payment of 2017 incentive compensation programs. The remaining cash flow used in operations resulted from net unfavorable changes in various other working capital accounts.
Investing activities
Our investing activities consumed $191.3 million of cash during the six months ended June 30, 2019. We used $182.2 million in cash (net of cash received) for the C Technologies Acquisition on May 31, 2019. Capital expenditures consumed $9.1 million as we continue to increase our manufacturing capacity worldwide. Of these expenditures, $3.3 million represented capitalized costs related to our internal-use
software.
Financing activities
Cash provided by financing activities of $190.2 million for the six months ended June 30, 2019 included $189.6 million from the issuance of our common stock resulting from our public offering completed in May 2019. Proceeds from stock option exercises during the six-month
period were $0.6 million. For the six months ended June 30, 2018, our financing activities provided $1.5 million of cash, primarily due to proceeds received from stock option exercises, partially offset by cash outlays of $11,000 related to the conversion of certain 2016 Notes, which settled in the first quarter of 2018.
Working capital increased by approximately $29.7 million to $175.6 million at June 30, 2019 from $145.9 million at December 31, 2018 due to the various changes noted above, including the C Technologies Acquisition.
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
Off-Balance
Sheet Arrangements
We do not have any special purpose entities or
off-balance
sheet financing arrangements as of June 30, 2019.

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

Interest Rate Risk
We have historically held investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we have been exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise. We do not have any such investments as of June 30, 2019. As a result, a hypothetical 100 basis point increase in interest ratees would have no effect on our cash position as of June 30, 2019.
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
Changes in Internal Control
We acquired C Technologies on May 31, 2019. The financial results of C Technologies are included in our unaudited consolidated financial statements as of June 30, 2019 and for the quarter then ended. The C Technologies business represented approximately $2.2 million of revenue and ($1.5) million of net loss, respectively, for the quarter ended June 30, 2019. As this acquisition occurred in the second quarter of 2019, the scope of our assessment of our internal control over financial reporting does not include C Technologies. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
Other than the foregoing, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule
13a-15
or Rule
15d-15
that occurred in the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.
ITEM 1A.	RISK FACTORS

The matters discussed in this Quarterly Report on Form
 10-Q
 include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Item 1A in our Quarterly Report on Form
10-Q
for the period ended March 31, 2019 and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. There are no material changes to the risk factors described in our Quarterly Report on Form
10-Q
for the period ended March 31, 2019.
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

C Technologies Acquisition
Pursuant to the Stock Purchase Agreement described in Note 3,
“Acquisition of C Technologies, Inc.,”
to the consolidated financial statements, on May 31, 2019, the Company issued 779,221 unregistered shares of the Company’s common stock totaling $53.9 million as part of the consideration for the Company’s acquisition of C Technologies. The issuance is not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided by Rule 506(b) of Regulation D.
Exchange and Redemption of 2016 Notes
On July 16, 2019, the Company entered into separate privately negotiated agreements with certain holders of its outstanding 2.125% Convertible Senior Notes due 2021 (the “2016 Notes”) to exchange an aggregate of $92.0 million aggregate principal amount of the 2016 Notes for shares of the Company’s common stock, together with cash, in private placement transactions pursuant to Section 4(a)(2) of the Securities Act (the “Note Exchanges”).
Each holder of 2016 Notes that participated in the Note Exchanges represented to the Company that it was either institutional “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act or a “qualified institutional buyer” within the meaning of Rule 144A promulgated under the Securities Act.
On July 19, 2019 and July 22, 2019, the Company used $92.3 million and 1,850,155 shares of its common stock to settle the Note Exchanges.
For more information regarding our 2016 Notes, see Note 8,
“Convertible Senior Notes,”
to the consolidated financial statements.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Document Description

2.1†
Stock Purchase Agreement, dated April 25, 2019, by and among Repligen Corporation, C Technologies and Craig Harrison (incorporated herein by reference to Exhibit 2.1 to Repligen Corporation’s Form 8-K filed on April 26, 2019).

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

4.1
Base Indenture, dated as of July 19, 2019, by and between Repligen Corporation and Wilmington Trust, National Association (filed as Exhibit 4.1 to Repligen Corporation’s Current Report on Form 8-K filed on July 22, 2019 and incorporated herein by reference).

4.2
First Supplemental Indenture, dated as of July 19, 2019, by and between Repligen Corporation and Wilmington Trust, National Association (filed as Exhibit 4.2 to Repligen Corporation’s Current Report on Form 8-K filed on July 22, 2019 and incorporated herein by reference).

4.3	Form of 0.375% Convertible Senior Note due 2024 (included in Exhibit 4.2).

10.1
Fifth Amendment to Lease, dated as of May 29, 2019, between Repligen Corporation as Tenant and HRE-S-Centerpoint, LLC as Landlord, 41 Seyon Street, Waltham, Massachusetts (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 31, 2019 and incorporated herein by reference).

10.2#
Repligen Corporation Named Executive Officer Severance and Change in Control Plan, effective as of June 13, 2019 (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on June 19, 2019 and incorporated herein by reference).

10.3#
Second Amended and Restated Employment Agreement, dated as of June 15, 2019, by and between Repligen Corporation and Tony J. Hunt (filed as Exhibit 10.2 to Repligen Corporation’s Current Report on Form 8-K filed on June 19, 2019 and incorporated herein by reference).

31.1 +	Rule 13a-14(a)/15d-14(a) Certification.

31.2 +	Rule 13a-14(a)/15d-14(a) Certification.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS +	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH +	Inline XBRL Taxonomy Extension Schema Document

101.CAL +	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF +	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB +	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE +	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 +	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

#	Management contract or compensatory plan or arrangement.

+	Filed herewith.

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: August 1, 2019	By:	/ s / Tony J. Hunt
Tony J. Hunt
President and Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: August 1, 2019	By:	/ s / Jon Snodgres
Jon Snodgres
Chief Financial Officer
(Principal financial officer)
Repligen Corporation