Form 10-Q
period 2019-09-30
REPLIGEN CORP
filed 2019-10-31
CIK 730272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
of the Exchange Act.):    Yes
☐
    No
☒
The number of shares outstanding of the registrant’s common stock on
October

28
, 2019 was 52,058,850.

PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements

REPLIGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$513,454	$193,822
Restricted cash	8,975	—
Accounts receivable, less reserve for doubtful accounts of $420 and $227 at September 30, 2019 and December 31, 2018, respectively	41,968	33,015
Royalties and other receivables	68	136
Unbilled receivables	555	2,602
Inventories, net	51,579	42,263
Prepaid expenses and other current assets	4,941	3,901

Total current assets	621,540	275,739
Property, plant and equipment, net	43,034	32,180
Intangible assets, net	216,289	135,438
Goodwill	468,845	326,735
Deferred tax assets	3,917	4,355
Operating lease right of use assets	24,845	—
Other assets	238	174

Total assets	$1,378,708	$774,621

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,951	$10,489
Operating lease liability	3,044	—
Accrued liabilities	25,770	15,865
Convertible senior notes, current portion	—	103,488

Total current liabilities	38,765	129,842
Convertible senior notes	230,182	—
Deferred tax liabilities	38,059	25,086
Operating lease liability, long-term	26,056	—
Other liabilities, long-term	528	4,125

Total liabilities	333,590	159,053

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 52,052,581 shares at September 30, 2019 and 43,917,378 shares at December 31, 2018 issued and outstanding	521	439
Additional paid-in capital	1,064,152	642,590
Accumulated other comprehensive loss	(21,794)	(11,893)
Accumulated earnings (deficit)	2,239	(15,568)

Total stockholders’ equity	1,045,118	615,568

Total liabilities and stockholders’ equity	$1,378,708	$774,621

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Products	$69,419	$49,500	$200,701	$142,042
Royalty and other revenue	26	29	70	48

Total revenue	69,445	49,529	200,771	142,090

Costs and operating expenses:
Cost of product revenue	31,425	22,183	88,978	62,939
Research and development	5,427	3,601	14,278	12,669
Selling, general and administrative	24,629	15,859	67,326	48,347

Total costs and operating expenses	61,481	41,643	170,582	123,955

Income from operations	7,964	7,886	30,189	18,135

Other income (expenses):
Investment income	1,898	558	3,616	1,251
Loss on extinguishment of debt	(5,650)	—	(5,650)	—
Interest expense	(2,857)	(1,687)	(6,326)	(5,008)
Other income (expenses)	316	(134)	(23)	187

Other expenses, net	(6,293)	(1,263)	(8,383)	(3,570)

Income before income taxes	1,671	6,623	21,806	14,565
Income tax provision	12	1,829	3,999	3,586

Net income	$1,659	$4,794	$17,807	$10,979

Earnings per share:
Basic	$0.03	$0.11	$0.38	$0.25

Diluted	$0.03	$0.10	$0.37	$0.24

Weighted average common shares outstanding:
Basic	50,852	43,822	47,087	43,729

Diluted	51,809	45,828	47,930	45,132

Net income	$1,659	$4,794	$17,807	$10,979
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,741)	(630)	(9,901)	(5,410)

Comprehensive (loss) income	$(5,082)	$4,164	$7,906	$5,569

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands, except share data)

	Nine Months Ended September 30, 2019
	Common Stock
	Number of Shares	Par Value	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
Balance at December 31, 2018	43,917,378	$439	$642,590	$(11,893)	$(15,568)	$615,568
Net income	—	—	—	—	17,807	17,807
Issuance of common stock for debt conversion	2,316,229	23	198,734	—	—	198,757
Reduction for equity component from debt conversion , net of tax	—	—	(200,079)	—	—	(200,079)
Exercise of stock options and releases of restricted stock	311,299	3	1,055	—	—	1,058
Issuance of common stock pursuant to the acquisition of C Technologies, Inc.	779,221	8	53,930	—	—	53,938
Tax withholding on vesting of restricted stock units	(3,077)	—	(290)	—	—	(290)
Equity component of 0.375% senior convertible notes, net of tax	—	—	38,088	—	—	38,088
Proceeds from issuance of common stock, net of issuance costs of $18,607	4,731,531	48	320,665	—	—	320,713
Stock-based compensation expense	—	—	9,459	—	—	9,459
Translation adjustment	—	—	—	(9,901)	—	(9,901)

Balance as of September 30, 2019	52,052,581	$521	$1,064,152	$(21,794)	$2,239	$1,045,118

	Three Months Ended September 30, 2019
	Common Stock
	Number of Shares	Par Value	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders’ Equity
Balance at June 30, 2019	48,086,422	$481	$892,960	$(15,053)	$580	$878,968
Net income	—	—	—	—	1,659	1,659
Issuance of common stock for debt conversion	2,316,200	23	198,732	—	—	198,755
Reduction for equity component from debt conversion , net of tax	—	—	(200,079)	—	—	(200,079)
Exercise of stock options and releases of restricted stock	66,036	1	493	—	—	494
Tax withholding on vesting of restricted stock units	(3,077)	—	(290)	—	—	(290)
Equity component of 0.375% senior convertible notes, net of tax	—	—	38,088	—	—	38,088
Proceeds from issuance of common stock, net of issuance costs of $6,981	1,587,000	16	131,073	—	—	131,089
Stock-based compensation expense	—	—	3,175	—	—	3,175
Translation adjustment	—	—	—	(6,741)	—	(6,741)

Balance as of September 30, 2019	52,052,581	$521	$1,064,152	$(21,794)	$2,239	$1,045,118

	Nine Months Ended September 30, 2018
	Common Stock
	Number of Shares	Par Value	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	43,587,079	$436	$628,983	$(6,363)	$(31,508)	$591,548
Net income	—	—	—	—	10,979	10,979
Issuance of common stock for debt conversion	2	0	0	—	—	0
Exercise of stock options and releases of restricted stock	266,308	3	2,372	—	—	2,375
Stock-based compensation expense	—	—	7,672	—	—	7,672
Cumulative effect of accounting changes	—	—	—	—	(677)	(677)
Translation adjustment	—	—	—	(5,410)	—	(5,410)

Balance as of September 30 , 2018	43,853,389	$439	$639,027	$(11,773)	$(21,206)	$606,487

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(Unaudited, amounts in thousands, except share data)

	Three Months Ended September 30, 2018
	Common Stock
				Accumulated
			Additional	Other		Total
	Number of	Par	Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Value	In Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2018	43,798,572	$438	$635,364	$(11,143)	$(26,000)	$598,659
Net income	—	—	—	—	4,794	4,794
Exercise of stock options and releases of restricted stock	54,817	1	884	—	—	885
Stock-based compensation expense	—	—	2,779	—	—	2,779
Translation adjustment	—	—	—	(630)	—	(630)

Balance as of September 30 , 2018	43,853,389	$439	$639,027	$(11,773)	$(21,206)	$606,487

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$17,807	$10,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,791	11,775
Non-cash interest expense	4,863	3,160
Stock-based compensation expense	9,459	7,672
Deferred tax es	(9,680)	472
Loss on extinguishment of debt	5,650	—
Other	114	108
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(6,734)	(1,583)
Royalties and other receivables	26	(149)
Unbilled receivables	2,047	—
Inventories	(4,891)	(4,805)
Prepaid expenses and other assets	(1,075)	(1,437)
Operating lease right of use assets	787	—
Other assets	(66)	(1,348)
Accounts payable	(780)	3,354
Accrued expenses	7,263	(1,070)
Operating lease liability	(607)	—
Long-term liabilities	10,568	87

Total cash provided by operating activities	49,542	27,215

Cash flows from investing activities:
Acquisition of C Technologies, Inc., net of cash acquired	(182,154)	—
Additions to capitalized software costs	(4,630)	(1,212)
Purchases of property, plant and equipment	(11,413)	(7,368)

Total cash used in investing activities	(198,197)	(8,580)

Cash flows from financing activities:
Exercise of stock options	1,058	2,374
Payment of tax withholding obligation on vesting of restricted stock	(290)	—
Proceeds from issuance of convertible debt, net	278,555	—
Proceeds from issuance of common stock, net	320,713	—
Repayment of senior convertible notes	(114,989)	(11)

Total cash provided by financing activities	485,047	2,363

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,785)	(4,453)

Net increase in cash, cash equivalents and restricted cash	328,607	16,545

Cash, cash equivalents and restricted cash, beginning of period	193,822	173,759

Cash, cash equivalents and restricted cash, end of period	$522,429	$190,304

Supplemental disclosure of cash flow information:
Income taxes paid	$4,206	$3,120

Interest paid	$1,484	$1,222

Supplemental disclosure of non-cash investing and financing activities:
Fair value of 2,316,229 shares of common stock issued for conversion of convertible notes	$198,757	$—

Fair value of common stock issued for acquisition of C Technologies, Inc.	$53,938	$—

Property, plant and equipment related to lease incentives	$—	$2,270

Non-cash effect of adoption of ASU 2016-16	$—	$5,609

Business Acquisitions:
Fair value of tangible assets acquired	$30,756	$—
Fair value of accounts receivables	3,044	—
Fair value of other assets	3,929	—
Liabilities assumed	(35,370)	—
Fair value of stock issued	(53,938)	—
Cost in excess of fair value of assets acquired (goodwill)	142,903	—
Acquired identifiable intangible assets	90,830	—

Net cash paid for business acquisitions	$182,154	$—

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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Repligen Sweden AB, Repligen GmbH, Spectrum LifeSciences, LLC and its subsidiaries (“Spectrum”), C Technologies, Inc. (“C Technologies,” acquired on May 31, 2019), and Repligen Singapore Pte. Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
In June 2016, the FASB issued ASU 2016-13, “
Financial Instruments-Credit Losses (Topic 326).”
ASU 2016-13 significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments, including short-term trade receivables and contract assets
,
and expands disclosure requirements for credit quality of financial assets. ASU 2016-13 becomes effective for the Company in the year ending December 31, 2020, including interim periods. Early adoption is permitted. The Company is currently assessing the potential impact of the adoption of ASU 2016-13 on its consolidated financial statements.
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

As of September 30, 2019 and December 31, 2018, cash and cash equivalents on the Company’s consolidated balance sheets included $414.7 million and $126.6 million, respectively, in a money market account. These funds are valued on a recurring basis using Level 1 inputs.
In July 2019, the Company issued $287.5

million aggregate principal amount of the Company’s 0.375% Convertible Senior Notes due July

15, 2024 (the “2019 Notes”). Interest is payable semi-annually in arrears on January

15 and July

15 of each year. The 2019 Notes will mature on
July 15, 2024
unless earlier converted or repurchased in accordance with their terms. As of September

30, 2019, the carrying value of the 2019 Notes was $230.2

million, net of unamortized discount, and the fair value of the 2019 Notes was $287.9 million. The fair value of the 2019 Notes is a Level 1

valuation and was determined based on the most recent trade activity of the 2019 Notes as of September

30, 2019. The 2019 Notes are discussed in more detail in Note 8,
“Convertible Senior Notes”
to these consolidated financial statements.
Nonrecurring Fair Value Measurements
We hold certain assets and liabilities that are measured at fair value on a nonrecurring basis in periods subsequent to initial recognition. Refer to Note 8,
“Convertible Senior Notes,”
to these consolidated financial statements for disclosure of the nonrecurring fair value measurement related to the $5.6 million loss on extinguishment of debt recorded in the third quarter of 2019.
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
. The C Technologies Acquisition was funded through payment of approximately $195.0 million in cash, $186.0 million of which is
consideration transferred pursuant to ASC 805, and $9.0 million of which will be compensation expense for future employment, and 779,221 unregistered shares of the Company’s common stock totaling $53.9 million for a total purchase price of $239.9 million. Under the acquisition method of accounting, the assets of C Technologies were recorded as of the acquisition date, at their respective fair values, and consolidated with those of Repligen. The fair value of the net tangible assets acquired is estimated to be approximately $6.2 million, the fair value of the intangible assets acquired is estimated to be approximately $90.8 million, and the residual goodwill is estimated to be approximately $142.9 million. The estimated consideration and preliminary purchase price information has been prepared using a preliminary valuation. The final purchase price allocation will be completed upon closing of the transaction. The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that Repligen believes to be reasonable. However, actual results may differ from these estimates.

Total consideration transferred is as follows (amounts in thousands):

Cash consideration	$185,949
Equity consideration	53,938

Fair value of net assets acquired	$239,887

Acquisition related costs are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred an immaterial amount of acquisition related costs in the third quarter of 2019 and $4.0 million in transaction costs for the nine-month period ended September 30, 2019. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of comprehensive income (loss)
. In connection with the transaction, an additional $9.0 million in cash will be due to employees based on their continued employment with the Company one year after the date of the close of the C Technologies Acquisition.
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

Cash and cash equivalents	$3,795
Restricted cash	26,933
Accounts receivable	3,044
Inventory	3,783
Prepaid expenses and other current assets	93
Fixed assets	40
Operating lease right of use asset	3,836
Customer relationships	59,680
Developed technology	28,920
Trademark and tradename	1,570
Non-competition agreements	660
Goodwill	142,903
Accounts payable	(436)
Accrued liabilities	(2,461)
Accrued bonus	(26,928)
Deferred revenue	(1,709)
Operating lease liability	(51)
Operating lease liability, long-term	(3,785)

Fair value of net assets acquired	$239,887

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

		$90,830

Revenue, Net Income and Pro Forma Presentation
The Company recorded revenue from C Technologies of $7.0 million and a net loss of $1.2 million for the three months ended September 30, 2019 and revenue of $9.1 million and a net loss of $2.7 million from May 31, 2019
,
the date of acquisition
,

to September 30, 2019. The Company has included the operating results of C Technologies in its consolidated statements of comprehensive (loss) income since the May 31, 2019 acquisition date. The following pro forma financial information presents the combined results of operations of Repligen and C Technologies as if the acquisition had occurred on January 1, 2018 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the C Technologies Acquisition, factually supportable and have a recurring impact. These pro forma adjustments include a $3.6 million and a $4.0 million net increase in amortization expense in 2019 and 2018, respectively, to record amortization expense for the $90.8 million of acquired identifiable intangible assets, adjustments to stock-based compensation of $0.5 million in both years, for equity compensation issued to C Technologies employees and the income tax effect of the adjustments made at the blended federal and state
statutory tax rate (approximately 25%). In addition, acquisition-related transaction costs of $4.0 million and a $1.5 million purchase accounting adjustment to record inventory at fair value were excluded from pro forma net income in 2019.
The
following
pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on January 1, 2018 or of future results:

	Nine Months Ended September 30,
	2019	2018
	(Amounts in thousands, except per share data)
Pro forma total revenue	$209,960	$159,173
Pro forma net income	$21,012	$15,205
Pro forma earnings per share:
Basic	$0.45	$0.32

Diluted	$0.44	$0.31

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

Disaggregation of Revenue
Revenues for the three and nine m
o
nths ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Amounts in thousands)
Product revenue	$69,419	$49,500	$200,701	$142,042
Royalty and other income	26	29	70	48

Total revenue	$69,445	$49,529	$200,771	$142,090

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
below.
Revenue from significant customers is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Amounts in thousands)
GE Healthcare	$5,010	$7,743	$23,759	$22,253
MilliporeSigma	$9,458	$8,791	$28,354	$24,181
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

1
3

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
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represents the transaction price of contracts for which work has not been performed or has been partially performed. The Company’s future performance obligations relate primarily to the installation and training of certain of its systems sold to customers. These performance obligations are completed within one year of receipt of a purchase order from its customers. Accordingly, the Company has elected to not disclose the value of these unsatisfied performance obligations as provided under ASC
606-10-50-14.

Contract Balances from Contracts with Customers
The following table provides information about receivables and deferred revenues from contracts with customers as of September 30, 2019 (amounts in thousands):

2019
Balances from contracts with customers only:
Accounts receivable	$41,968
Deferred revenue (included in accrued liabilities in the consolidated balance sheets)	4,286
Revenue recognized during the nine month period ending September 30, 2019 relating to:
The beginning deferred revenue balance	$2,768
Changes in pricing related to products or services satisfied in previous periods	—

The timing of revenue recognition, billings and cash collections results in the accounts receivables and deferred revenue balances on the Company’s consolidated balance sheets. There were no impairment losses recognized on receivables during the three and nine months ended September 30, 2019.
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
The Company is a lessee under leases of manufacturing facilities, office spaces, machinery, certain office equipment, vehicles and information technology equipment. A majority of the Company’s leases are operating leases with remaining lease terms between two months and 11 years. Finance leases are immaterial to our consolidated financial statements. The Company determines if an arrangement qualifies as a lease and what type of lease it is at inception. The Company elected the package of practical expedients permitted under the transition guidance within the new lease standard, which among other things, allowed it to continue to account for existing leases based on the historical lease classification. The Company also elected the practical expedients to combine lease and non-lease
components and to exclude right of use assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet.
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

1
5

As of September 30, 2019, operating lease right of use assets were $24.8 million and operating lease liabilities were $29.1 million. Two material leases
,

as defined under ASC 842,
to expand our facility in Waltham, Massachusetts
 commenced during the third quarter of 2019
. As a result, the operating right of use asset and operating lease liability balances increased by a total of $6.2 million on their commencement dates. Amounts related to financing leases were immaterial. The maturity of the Company’s operating lease liabilities as of September 30, 2019 are as follows (amounts in thousands):

As of September 30, 2019	Amount
2019 (remaining three months)	$920
2020	4,966
2021	5,388
2022	4,438
2023	3,517
2024 and thereafter	17,530

Total future minimum lease payments	36,759
Less : amount of lease payment representing interest	7,659

Total operating lease liabilities	$29,100

Total operating lease liabilities is included on the Company’s consolidated balance sheet is
as follows (amounts in thousands):

As of September 30, 2019
Operating lease liability	$3,044
Operating lease liability, long-term	26,056

Minimum operating lease payments	$29,100

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. For the three and nine months ended September 30, 2019, total lease cost is comprised of the following:

	Three Months Ended	Nine Months Ended
Lease Cost	September 30, 2019	September 30, 2019
	(Amounts in thousands)
Operating lease cost	$1,207	$3,119
Variable operating lease cost	242	902

Lease cost	$1,449	$4,021

The following information represents supplemental disclosure for the consolidated statements of cash flows related to operating leases (amounts in thousands):

Nine Months Ended
September 30, 2019
Operating cash flows from operating leases	$(2,962)
Most of the leases do not provide implicit interest rates and therefore we determine the discount rate based on our incremental borrowing rate. The incremental borrowing rate for our leases is determined based on lease term and currency in which the lease payments are made.
The weighted average remaining lease term and the weighted average discount rate used to measure our operating lease liabilities as of September 30, 2019 were:

Weighted average remaining lease term (years)	8.09
Weighted average discount rate	4.89%

As previously disclosed in the Company’s
2018
Annual Report on Form
10-K
and under the previous lease accounting standard, ASC
840
,
“Leases,”
the total commitment for
non-cancelable
operating leases was $
18.0
 million as of December
31
,
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

The following table represents the change in the carrying value of goodwill for the nine months ended September 30, 2019 (amounts in thousands):

Balance as of December 31, 2018	$326,735
Cumulative translation adjustment	(793)
Acquisition of C Technologies, Inc.	142,903

Balance as of September 30, 2019	$468,845

During each of the fourth quarters of 2018, 2017 and 2016, we completed our annual impairment assessments and concluded that goodwill was not impaired in any of those years. The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three months ended September 30, 2019.
Other Intangible Assets
Intangible assets, except for the ATF tradename, are amortized over their useful lives using the estimated economic benefit method, as applicable, and the amortization expense is recorded within selling, general and administrative expense in the Company’s statements of comprehensive income (loss). The Company reviews its indefinite-lived intangible assets not subject to amortization, including the ATF tradename, to determine if adverse conditions exist or a change in circumstances exists that would indicate an impairment. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at September 30, 2019.

Intangible assets, net consisted of the following at September 30, 2019:

	September 30, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology — developed	$82,088	$(8,533)	$73,555	19
Patents	240	(240)	—	8
Customer relationships	160,467	(22,769)	137,698	15
Trademarks	3,751	(286)	3,465	20
Other intangibles	1,696	(825)	871	3

Total finite-lived intangible assets	248,242	(32,653)	215,589	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—

Total intangible assets	$248,942	$(32,653)	$216,289

Intangible assets consisted of the following at December 31, 2018:

	December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology — developed	$53,315	$(5,942)	$47,373	19
Patents	240	(240)	—	8
Customer relationships	101,460	(16,609)	84,851	14
Trademarks	2,160	(159)	2,001	20
Other intangibles	1,061	(548)	513	3

Total finite-lived intangible assets	158,236	(23,498)	134,738	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—

Total intangible assets	$158,936	$(23,498)	$135,438

The increase in intangible assets during 2019 is related to the acquisition of C Technologies on May 31, 2019. See Note 3,
“Acquisition of C Technologies, Inc.”
for more information.
Amortization expense for finite-lived intangible assets was $3.9 million and $2.6 million for the three months ended September 30, 2019 and 2018, respectively. Amortization expense for finite-lived intangible assets was $9.6 million and $7.9 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the Company expects to record the following amortization expense (amounts in thousands):

Estimated
Amortization
Nine Months Ended September 30,	Expense
2019 (remaining three months)	$3,918
2020	15,129
2021	14,633
2022	14,631
2023	14,631
2024 and thereafter	152,647

Total	$215,589

7.       Consolidated Balance Sheet Detail

Inventories, net
Inventories, net consists of the following:

	As of
	September 30,	December 31,
	2019	2018
	(Amounts in thousands)
Raw materials	$29,197	$24,937
Work-in-process	5,438	5,185
Finished products	16,944	12,141

Total inventories, net	$51,579	$42,263

Property, Plant and Equipment
Property, plant and equipment consist of the following:

	As of
	September 30,	December 31,
	2019	2018
	(Amounts in thousands)
Land	$1,023	$1,023
Buildings	764	764
Leasehold improvements	22,953	16,259
Equipment	31,144	24,092
Furniture and fixtures	14,214	5,448
Construction in progress (1)	5,721	12,906
Other	50	—

Total property, plant and equipment	75,869	60,492
Less—Accumulated depreciation	(32,835)	(28,312)

Total property, plant and equipment, net	$43,034	$32,180

(1)
Construction in progress as of September 30, 2019
,
includes $4.9 million
, which is
primarily
related to various manufacturing expansion projects at our Waltham
, Massachusetts
and Rancho
Dominguez, California
facilities.

Construction in progress as of December 31, 2018 includes $
2.1
 million of capitalized
internal-use
software development costs and $
7.3
 million for the buildout of our Marlborough
, Massachusetts
facility. Both projects have since been placed into service
 and as a result
, $6.5 million of internal-use software development costs are now included in furniture and fixtures as of September 30, 2019
.

Depreciation expenses totaled $1.8 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively. Depreciation expenses totaled $5.2 million and $3.9 million for the nine months ended September 30, 2019 and 2018, respectively.
Accrued Liabilities
Accrued liabilities consist of the following:

	As of
	September 30,	December 31,
	2019	2018
	(Amounts in thousands)
Employee compensation	$14,451	$9,953
Taxes	3,071	1,024
Royalty and license fees	707	242
Warranties	1,255	546
Professional fees	715	942
Deferred revenue	4,286	1,290
Other	1,285	1,868

Total accrued liabilities	$25,770	$15,865

1
9

8.       Convertible Senior Notes

0.375% Convertible Senior Notes due 2024
On July 19, 2019, the Company issued $287.5 million aggregate principal amount of 0.375% Convertible Senior Notes due 2024 (“2019 Notes”), which includes the underwriters’ exercise in full of an option to purchase an additional $37.5 million aggregate principal amount of 2019 Notes
(the “Notes Offering”). The net proceeds of the Notes Offering, after deducting underwriting discounts and commissions and other related offering expenses payable by the Company, were approximately
 $278.6 million.
The 2019 Notes
are
senior, unsecured obligations of the Company, and bear interest at a rate of 0.375% per year. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The 2019 Notes will mature on July 15, 2024, unless earlier repurchased or converted in accordance with their terms
. The initial conversion rate for the 2019 Notes is 8.6749 shares of the Company’s common stock per $1,000 principal amount of 2019 Notes (which is equivalent to an initial conversion price of approximately $115.28 per share). Prior to the close of business on the business day immediately preceding April 15, 2024, the 2019 Notes will be convertible at the option of the holders of 2019 Notes only upon the satisfaction of specified conditions and during certain periods. Thereafter until the close of business on the second scheduled trading day immediately
preceding the maturity date, the 2019 Notes will be convertible at the options of the holders of 2019 Notes at any time regardless of these conditions. Conversion of the 2019 Notes will be settled in cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The 2019 Notes are not redeemable by the Company prior to maturity.
Holders of 2019 Notes may require the Company to repurchase their 2019 Notes upon the occurrence of a fundamental change prior to maturity
at a
re
purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of repurchase. In connection with certain corporate events, the Company will, under certain circumstances, increase the conversion rate for holders of 2019 Notes who elect to convert their 2019 Notes in connection with such corporate events.
As of September 30, 2019, the conditions allowing holders of the 2019 Notes to convert have not been met and therefore the 2019 Notes are not yet convertible and are recorded as a long-term liability in our consolidated balance sheet at September 30, 2019.
We account for the 2019 Notes as separate liability and equity components. We determined the carrying amount of the liability component as the present value of its cash flows using a discount rate of 4.5% based on comparative convertible transactions for similar companies. The proceeds allocated to
the
debt
conversion
feature
w
ere
 $52.1 million
. This amount
was calculated by deducting the carrying value of the liability component from the principal amount of the 2019 Notes as a whole. The difference represents a debt discount that is amortized to interest expense on our consolidated statement of comprehensive income (loss) over the term of the 2019 Notes using the effective interest rate method. The Company will assess the equity classification of the cash conversion feature quarterly, and it is not re-measured
as long as it continues to meet the conditions for equity classification.
We allocate transaction costs related to the issuance of the 2019 Notes to the liability and equity components using the same proportions as the initial carrying value of the 2019 Notes. Transaction costs related to the liability component were $7.3 million and are being amortized to interest expense using the effective interest method over the term of the 2019 Notes. Transaction costs attributable to the equity component were $1.6 million and are netted with the equity component of the 2019 Notes in stockholders’ equity of our consolidated balance sheet at September 30, 2019.
The net carrying value of the liability component of the 2019 Notes is as follows (amounts in thousands, except percentages):

September 30,
2019
0.375% Convertible Senior Notes due July 15, 2024	$287,500
Less: u namortized debt discount	(50,247)
Less: u namortized debt issuance costs	(7,071)

Total debt	230,182
Less: c urrent portion	—

Net carrying amount	$230,182

The net carrying value of the equity component of the 2019 Notes is as follows (amounts in thousands, except percentages):

September 30,
2019
Proceeds allocated to the conversion feature	$52,062
Less: transaction costs allocated to the conversion feature	(1,621)
Less: deferred taxes	(12,353)

Net carrying value	$38,088

Interest expense recognized on the 2019 Notes for the three and nine months ended September 30, 2019 was $0.2 million, $1.8 million and $0.3 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2019 Notes is 5.1%, which included the interest on the 2019 Notes, amortization of the debt discount and debt issuance costs. As of September 30, 2019, the carrying value of the 2019 Notes was $230.2 million and the fair value of the principal was $287.9 million. The fair value of the 2019 Notes was determined based on the most recent trade activity of the 201
9
 Notes as of September 30, 2019.
Conversion of the 2.125% Convertible Senior Notes due 2021
The Company utilized a portion of the proceeds from the issuance of the 2019 Notes to settle its outstanding 2.125% Convertible Senior Notes due 2021 (the “2016 Notes”) during the third quarter of 2019. On July 16, 2019, the Company entered into separate privately negotiated agreements with certain holders of the 2016 Notes to exchange an aggregate of $92.0 million principal aggregate amount of the 2016 Notes for shares of the Company’s common stock, together with cash, in private placement transactions (the “Note Exchanges”). On July 19, 2019 and July 22, 2019, the Company used approximately $92.3 million (including $0.3 million of accrued interest) and 1,850,155 shares of its common stock valued at $161.0 million to settle the Note Exchanges for total consideration of $253.3 million, of which $163.6 million was allocated to reacquiring
the equity component of the 2016 Notes.
The Company allocated
the consideration transferred to the liability and equity components using the same proportions as the initial carrying value of the 2016 Notes. The transaction resulted in a loss on extinguishment of debt of $4.5 million in the Company’s consolidated statement of comprehensive income (loss)
for the three and nine months ended
September 30, 2019.
On July 19, 2019, the Company issued a Notice of Redemption in respect of the 2016 Notes, which provided that, on September 23, 2019, the Company would redeem all 2016 Notes that had not been converted, repurchased or exchanged prior to such date at a redemption price in cash equal to 100% of the principal amount thereof plus accrued and unpaid interest. On September 23, 2019, the Company used $23.0 million and 466,045 shares of its common stock valued at $37.8 million to settle the remaining 2016 Notes for a total of $60.8 million, of which $38.3 million was allocated to reacquiring

the equity component of the 2016 Notes. This transaction resulted in a loss on extinguishment of debt of $1.1 million recorded on the Company’s consolidated statement of comprehensive income (loss).

The total loss for the three and nine months ended September 30, 2019 of $5.6 million represents the difference between the fair value of the liability component of the 2016 Notes and its related carrying value immediately before the exchange.
The fair value of the liability component was calculated using a discounted cash flow technique with an effective interest rate of 3.9%, representing the estimated nonconvertible debt borrowing rate with a maturity as of the measurement date consistent with the 2016 Notes maturity date of June 1, 2021. In addition, in accordance with this guidance, a portion of the fair value of the consideration transferred is allocated to the reacquisition of the equity component, which is the difference between the fair value of the consideration transferred and the fair value of the liability component immediately before the exchange. As a result, $200.1 million was allocated to the reacquisition of the equity component of the original instrument, which is recorded net of deferred taxes within additional paid-in capital on our consolidated balance sheet.
The cash conversion feature of the 2016 Notes required bifurcation from the 2016 Notes and was initially accounted for as an equity instrument classified to stockholders’ equity, as the conversion feature was determined to be clearly and closely related to the Company’s stock. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and asset base and with similar maturity, the Company estimated the implied interest rate, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2016 Notes, which resulted in a fair value of the liability component of $96.3 million upon issuance, calculated as the present value of implied future payments based on the $115 million aggregate principal amount. The equity component of the 2016 Notes was recognized as a debt discount, recorded in additional paid-in
capital, and represents the difference between the aggregate principal of the 2016 Notes and the fair value of the 2016 Notes without conversion option on their issuance date. The debt discount was amortized to interest expense using the effective interest method over five years, or the life of the 2016 Notes.

Interest expense recognized on the 2016 Notes for the three months ended September 30, 2019 prior to conversion was $0.1 million, $0.5 million and $0.1 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. Interest expense recognized on the 2016 Notes for the nine months ended September 30, 2019 was $1.3 million, $2.4 million and $0.4 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2016 Notes was 6.6%, which included the interest on the 2016 Notes, amortization of the debt discount and debt issuance costs.
9.	Stockholders’ Equity

Public Offerings of Common Stock
On July 19, 2019, the Company completed a public offering in which 1,587,000 shares of its common stock, including the underwriters’ exercise in full of an option to purchase an additional 207,000 shares, were sold to the public at a price of $87.00 per share (the “Stock Offering”). The net proceeds of the Stock Offering, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $131.1 million.
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
Stock Option and Incentive Plans
At our 2018 annual meeting of shareholders held on May 16, 2018, our shareholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”). Under the 2018 Plan the number of shares of our common stock that are reserved and available for issuance is 2,778,000 plus the number of shares of common stock available for issuance under our Amended and Restated 2012 Stock Option and Incentive Plan (the “2012 Plan”). The shares of common stock underlying any awards under the 2018 Plan, 2012 Plan and the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan,” and together with the 2018 Plan and 2012 Plan, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At September 30, 2019, 2,571,611 shares were available for future grant under the 2018 Plan.
Stock-Based Compensation
For the three months ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense of $3.2 million and $2.8 million, respectively, for share-based awards granted under the Plans. The Company recorded stock-based compensation expense of $9.5 million and $7.7 million for the nine
-
month periods ended September 30, 2019 and 2018. The following table presents stock-based compensation expense in the Company’s consolidated statements of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Amounts in thousands)
Cost of product revenue	$375	$277	$992	$777
Research and development	351	253	992	650
Selling, general and administrative	2,449	2,249	7,475	6,245

Total stock-based compensation	$3,175	$2,779	$9,459	$7,672

The 2018 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Employee grants under the Plans generally vest over a three to five year period, with
20
%-33%
vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee
directors and consultants under the Plans generally vest over one year. In the first quarter of 2018, to create a longer-term retention incentive, the Company’s Compensation Committee granted long-term incentive compensation awards to its Chief Executive Officer consisting of both stock options and restricted stock units (“RSUs”) that are subject to time-based vesting over nine years. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At September 30, 2019, options to purchase 959,916 shares and 740,213 RSUs were outstanding under the Plans.
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
Information regarding option activity for the nine months ended September 30, 2019 under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2018	998,226	$27.54
Granted	44,996	$61.98
Exercised	(83,306)	$12.70
Forfeited/expired/cancelled	—	$—

Options outstanding at September 30, 2019	959,916	$30.44	6.93	$44,396

Options exercisable at September 30, 2019	503,934	$24.18	5.64	$26,464

Vested and expected to vest at September 30, 2019 (1)	923,962		6.87	$42,961

(1)	Represents the number of vested options as of September 30, 2019 plus the number of unvested options expected to vest as of September 30, 2019 based on the unvested outstanding options at September 30, 2019 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive
level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax
intrinsic value (the difference between the closing price of the common stock on September 30, 2019, the last business day of the third
quarter of 2019, of $76.69 per share and the exercise price of each in-the-money
option) that would have been received by the option holders had all option holders exercised their options on September 30, 2019. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2019 and 2018 was $5.2 million and $3.5 million, respectively.
The weighted average grant date fair value of options granted during the nine months ended September 30, 2019 and 2018 was $30.07 and $18.56, respectively. The total fair value of stock options that vested during the nine months ended September 30, 2019 and 2018 was $2.9 million and $2.1 million, respectively.
Information regarding RSU activity for the nine months ended September 30, 2019 under the Plans is summarized below:

	Shares	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Unvested at December 31, 2018	707,413
Awarded	297,086
Vested	(228,103)
Forfeited/expired/cancelled	(36,183)

Unvested at September 30, 2019	740,213	3.85	$56,767

The aggregate intrinsic value in the table above represents the total pre-tax
intrinsic value (equal to the closing price of the common stock on September 30, 2019, the last business day of the thi
rd
 quarter of 2019, of $76.69 per share, as RSUs do not have an exercise price) that would have been received by the RSU holders had all holders exercised on September 30, 2019. The aggregate intrinsic value of RSUs vested during the nine months ended September 30, 2019 and 2018 was $15.5 million and $5.2 million, respectively.

The weighted average grant date fair value of RSUs vested during the nine months ended September 30, 2019 and 2018 was $33.46 and $30.21, respectively. The total fair value of RSUs that vested during the nine months ended September 30, 2019 and 2018 was $7.6 million and $4.1 million, respectively.
As of September 30, 2019, there was $37.7 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 4.13 years. The Company expects 1,676,976 unvested options and RSUs to vest over the next five years.
10.	Commitments and Contingencies

Lease Commitments
In May 2019, the Company entered into a fifth amendment of the existing lease to expand the rented space from approximately 76,000 square feet to approximately 108,000 square feet at 41 Seyon Street, Waltham, Massachusetts, the Company’s corporate headquarters and primary location for all manufacturing, research and development, sales and marketing and administrative operations. The Company expects to be completely moved into the new space by the third quarter of 2020. Under the terms of the fifth amendment lease, the initial fixed rental rate is $29.00 per square foot, per annum, of the additional square footage (approximately 32,000 square feet) and will increase at a rate of $1.00 per annum.
Licensing and Research Agreements
The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements which require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. Research and development expenses associated with license agreements were immaterial amounts for the three months ended September 30, 2019 and 2018.
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
The following shows the changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2019 which consisted of only foreign currency translation adjustments for the periods shown (amounts in thousands):

Foreign Currency Translation Adjustment
Balance as of December 31 , 2018	$(11,893)
Other comprehensive loss	(9,901)

Balance as of September 30, 2019	$(21,794)

12.	Income Taxes

The Company’s effective tax rate for the three and nine

month
s
 ended September 30, 2019 was
 a
n income tax

provision
 of
 0.7%
 and 18.3%
, respectively, compared
to
income tax
provision
s
 of
27.6% and 24.6% for the corresponding periods in the prior year. The effective tax rate for the three and nine months ended September 30, 2019 was lower than the U.S. statutory rate of 21% due primarily to windfall benefits on stock option exercises and the vesting of RSUs. The effective tax rate for the three and nine months ended September 30, 2018 was higher than the U.S. statutory rate of 21% due to state tax effects and the impact of the Global Intangible Low-Taxed Income (“GILTI”) tax enacted as part of the of the Tax Cuts and Jobs Act enacted in December 2017
.
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
The Company’s tax returns are subject to examination by federal, state and international tax authorities for the following periods:

Jurisdiction	Fiscal Years Subject to Examination
United States—federal and state	2015 - 2018
Sweden	2012 - 2018
Germany	2017 - 2018
Netherlands	2012 - 2018

13.	Earnings Per Share

The Company reports earnings per share in accordance with ASC 260,
“Earnings Per Share,”
which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options. Under the treasury stock method, unexercised
“in-the-money”
stock options and warrants are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. Share-based payment awards that entitle their holders to receive non-forfeitable
dividends before vesting are considered participating securities and are considered in the calculation of basic and diluted earnings per share. There were no such participating securities outstanding during the three month periods ended September 30, 2019 and 2018.
Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Amounts in thousands, except per share data)
Net income	$1,659	$4,794	$17,807	$10,979

Weighted average shares used in computing net income per share—basic	50,852	43,822	47,087	43,729
Effect of dilutive shares:
Stock options and restricted stock awards	957	651	843	511
Convertible senior notes	—	1,355	—	892

Dilutive potential common shares	957	2,006	843	1,403

Weighted average shares used in computing net income per share—diluted	51,809	45,828	47,930	45,132

Earnings per share:
Basic	$0.03	$0.11	$0.38	$0.25

Diluted	$0.03	$0.10	$0.37	$0.24

At September 30, 2019, there were outstanding options to purchase 959,916 shares of the Company’s common stock at a weighted average exercise price of $30.44 per share and 740,213 shares of common stock issuable upon the vesting of RSUs. For the three and nine months ended September 30, 2019, 47,705 and 85,503 options to purchase shares of the Company’s common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.
At September 30, 2018, there were outstanding options to purchase 1,033,312 shares of the Company’s common stock at a weighted average exercise price of $26.99 per share and 707,716 shares issuable upon the vesting of RSUs. For the three and nine month periods ended September 30, 2018, 329,409 and 485,520 options to purchase shares of the Company’s common stock, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.
As provided by the terms of the indenture underlying the 2016 Notes, the Company had a choice to settle the conversion obligation for the 2016 Notes in cash, shares or any combination of the two. During the third quarter of 2019
, the Company settled the remaining 2016 Notes for a $115.0 million total aggregate principal and 2,316,200 shares of its common stock.
In July 2019, the Company issued $287.5 million aggregate principal amount of the 2019 Notes. As provided by the terms of the indenture underlying the 2019 Notes, conversion of the 2019 Notes will be settled in cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. As of September 30, 2019, the 2019 Notes were not convertible. The Company currently intends to settle the par value of the 2019 Notes in cash and any excess conversion premium in shares. The Company applies the provisions of ASC 260,
“Earnings Per Share”,
Subsection 10-45-44, to determine the diluted weighted average shares outstanding as it relates to the conversion spread on the 2019 Notes. Accordingly, the par value of the 2019 Notes is not included in the calculation of diluted income per share, but the dilutive effect of the conversion premium is considered in the calculation of diluted net income per share using the treasury stock method. The dilutive impact of the 2019 Notes is based on the difference between the Company’s current period average stock price and the conversion price of the 2019 Notes, provided there is a premium. Pursuant to this accounting standard, there is no dilution from the accreted principal of the 2019 Notes for the periods show
n.
14.	Related Party Transactions

Certain facilities leased by Spectrum LifeSciences, LLC (“Spectrum”) are owned by the former owner of Spectrum. The former owner held greater than 10% of the Company’s outstanding commons stock until the Company completed its public offering of 3,144,531 shares of its common stock on May 3, 2019. The lease amounts paid to this former owner and current shareholder were negotiated in connection with the Spectrum Acquisition. The Company has incurred rent expense totaling $0.4 million for the nine months ended September 30, 2019 related to these leases.

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
The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue by customers’ geographic locations:
North America	54%	49%	51%	47%
Europe	33%	39%	37%	41%
APAC	13%	12%	12%	12%
Other	0%	0%	0%	0%
Total revenue	100%	100%	100%	100%

Concentrations of Credit Risk and Significant Customers
Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings and credit exposure to any one issue, issuer (with the exception of U.S. treasury obligations) and type of instrument is limited. At September 30, 2019 and December 31, 2018, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off
of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.
Revenue from significant customers as a percentage of the Company’s total revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
GE Healthcare	N/A	16%	12%	16%
MilliporeSigma	14%	18%	14%	17%

Significant accounts receivable balances as a percentage of the Company’s total trade accounts receivable are as follows:

	September 30,	December 31,
	2019	2018
GE Healthcare	10%	17%
MilliporeSigma	N/A	11%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
C Technologies Acquisition
On April 25, 2019, we entered into a Stock Purchase Agreement (“Purchase Agreement”) with C Technologies, Inc. (“C Technologies”), a New Jersey corporation, and Craig Harrison, an individual and sole stockholder of C Technologies. The deal was consummated on May 31, 2019, the acquisition date (the “C Technologies Acquisition”).
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
Revenues
Total revenues for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:
Products	$69,419	$49,500	$19,919	40.2%	$200,701	$142,042	$58,659	41.3%
Royalty and other	26	29	(3)	(10.3%)	70	48	22	45.8%

Total revenue	$69,445	$49,529	$19,916	40.2%	$200,771	$142,090	$58,681	41.3%

Product revenues
Since 2016, we have been increasingly focused on selling our products directly to customers in the pharmaceutical industry and to our contract manufacturers. Direct sales represent approximately
80% and 75
% of our product revenue in the three and nine months ended September 30, 2019
, respectively
. We expect that direct sales will continue to account for an increasing percentage of our product revenues, as the largest customer of our OEM products diversifies its supply chain starting in 2020. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.
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
During the three and nine months ended September 30, 2019, product revenue increased by $19.9 million, or 40.2% and $58.7 million, or 41.3%, respectively, as compared to the same periods of 2018. The increase in both periods is due to the continued adoption of our products by our key bioprocessing customers, particularly our chromatography and filtration products. Sales of our bioprocessing products are impacted by the timing of orders, development efforts at our customers or end-users and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend. Additionally, there was a $7.0 million and $9.1 million increase in revenue for the three and nine months ended September 30, 2019, respectively, as compared to the same periods of 2018 due to revenues generated by C Technologies.

Royalty revenues
Royalty revenues in the three and nine months ended September 30, 2019 and 2018 relate to royalties received from a third-party systems manufacturer associated with our OPUS PD chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partner.
Costs and operating expenses
Total costs and operating expenses for the three and nine months ended September 30, 2019 and 2018 were comprised of the following:

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Cost of product revenue	$31,425	$22,183	$9,242	41.7%	$88,978	$62,939	$26,039	41.4%
Research and development	5,427	3,601	1,826	50.7%	14,278	12,669	1,609	12.7%
Selling, general and administrative	24,629	15,859	8,770	55.3%	67,326	48,347	18,979	39.3%

Total costs and operating expenses	$61,481	$41,643	$19,838	47.6%	$170,582	$123,955	$46,627	37.6%

Cost of product revenue
Cost of product revenue increased 41.7% and 41.4% in the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018 due primarily to the increase in product revenue mentioned above.
Gross margins were 54.7% and 55.7% in the three and nine months ended September 30, 2019, respectively. The gross margin for the three and nine months ended September 30, 2019 includes $0.3 million and $1.5 million, respectively, of amortization on an inventory step-up
recorded in purchase accounting related to the C Technologies Acquisition. Excluding this step-up
amortization, gross margins for the three and nine months ended September 30, 2019 were 55.2% and 56.4%, respectively. The increase in gross margins is a result of the increase in revenue mentioned above offset by an increase in manufacturing headcount subsequent to September 30, 2018. Gross margins may fluctuate in future quarters based on expected production volume and product mix.
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
Research and development expenses increased 50.7% and 12.7% during the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018. The increases during both periods are primarily due to an increase in research and development headcount, an increase in stock-based compensation expense resulting from the increased headcount and the increase in share price period over period and to the addition of $0.7 million and $0.9 million, respectively of research and development expenses related to C Technologies, which was acquired in May 2019. The increase during the nine months ended September 30, 2019, as compared to the same period of 2018 was partially offset by a decrease in research and development expense of $2.3 million in investments made in the second quarter of 2018 to expand our proteins product offering through our development agreement with Navigo Proteins GmbH compared to an immaterial amount of these costs in the nine months ended September 30, 2019.
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
During the three and nine months ended September 30, 2019, SG&A costs increased by $8.8 million, or 55.3%, and $19.0 million, or 39.3%, respectively, as compared to the same periods of 2018. The increase is due to the addition of $4.7 million and $6.2 million of SG&A costs from the acquisition of C Technologies in May 2019, to the continued expansion of our customer-facing activities to drive sales of our bioprocessing products, and to the continued buildout of our administrative infrastructure, primarily through increased headcount, to support expected future growth. In addition, during the nine months ended September 30, 2019, transaction fees related to the C Technologies Acquisition of $4.0 million were included in SG&A, for which there were no comparable costs for the same period of 2018. Sales commissions were higher in 2019 due to the increase in revenue and stock compensation expense increased during both periods in 2019 as compared to 2018 resulting from an increase in headcount and higher share prices period over period.
Other expenses, net
The table below provides detail regarding our other expenses, net:

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Investment income	$1,898	$558	$1,340	240.1%	$3,616	$1,251	$2,365	189.0%
Loss on extinguishment of debt	(5,650)	—	(5,650)	100.0%	(5,650)	—	(5,650)	100.0%
Interest expense	(2,857)	(1,687)	(1,170)	69.4%	(6,326)	(5,008)	(1,318)	26.3%
Other income (expenses)	316	(134)	450	(335.8%)	(23)	187	(210)	(112.3%)

Total other expense, net	$(6,293)	$(1,263)	$(5,030)	398.3%	$(8,383)	$(3,570)	$(4,813)	134.8. %

Investment income
Investment income includes income earned on invested cash balances. The increase of $1.3 million and $2.4 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods of 2018 was attributable to higher average invested cash balances and higher interest rates on such invested cash balances. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.
Loss on extinguishment of debt
The $5.6 million loss on extinguishment of debt resulted from the settlement of our outstanding 2.125% Convertible Senior Notes due 2021 (the “2016 Notes”). The loss represents the difference between (i) the fair value of the liability component and (ii) the sum of the carrying value of the debt component and any unamortized debt issuance costs at the time of settlement.
Interest expense
Interest expense primarily includes interest related to our issuance of the 2016 Notes in May 2016, which were settled during the third quarter of 2019, and our issuance of 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”), which were issued in July 2019. Interest expense increased $1.2 million and $1.3 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. Interest calculated based on the carrying value related to the 2016 Notes was $0.1 million and $1.3 million in the three and nine months ended September 30, 2019, respectively, compared to $0.6 million and $1.8 million, respectively for the same periods of 2018. As aforementioned, the 2016 Notes were settled during July 2019. As a result, interest no longer accrued on the 2016 Notes subsequent to their settlement. Interest calculated based on the carrying value related to the 2019 Notes for both the three and nine months ended September 30, 2019 was $0.2 million and there was no comparable amount for the prior periods.
The amortization of the debt issuance costs on the 2016 Notes was $0.6 million and $2.8 million for the three and nine months ended September 30, 2019, respectively, compared to $1.1 million and $3.2 million for the same periods of 2018. The decrease in this amortization is a result of the settlement of the 2016 Notes and subsequent write-off
of the remaining debt issuance costs in July 2019. Amortization of debt issuance costs on the 2019 Notes was $2.1 million for both the three and nine months ended September 30, 2019. There were no comparable amounts in 2018 as the 2019 Notes were issued in July 2019.
Other (expenses) income
Changes in other (expenses) income during the three and nine months ended September 30, 2019, compared to the same periods of 2018, are primarily attributable to foreign currency losses related to amounts due from non-Swedish
kronor-based customers and cash balance denominated in U.S. dollars and British pounds held by Repligen Sweden AB. In addition, $0.5 million was included in other (expenses) income for the nine months ended September 30, 2019, which represents a bridge loan commitment fee incurred as part of the C Technologies Acquisition.

Income tax provision
Income tax provision for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision	$12	$1,829	$(1,817)	(99.3%)	$3,999	$3,586	$413	11.5%
Effective tax rate	0.7%	27.6%			18.3%	24.6%

For the three and nine months ended September 30, 2019, we recorded an income tax provision of less than $0.1 million and $4.0 million, respectively. The effective tax rate was an income tax provision of 0.7% and 18.3% for the three and nine months ended September 30, 2019, respectively, and is based upon the estimated taxable income for the year ending December 31, 2019 and the composition of the taxable income in different jurisdictions. The effective tax rate was lower than the U.S. statutory rate of 21% due primarily to windfall benefits on stock option exercises and the vesting of restricted stock units.
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
non-GAAP
adjusted income from operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Amounts in thousands)
GAAP income from operations	$7,964	$7,886	$30,189	$18,135
Non-GAAP adjustments to income from operations:
Acquisition and integration costs	2,953	805	9,573	2,313
Intangible amortization	3,900	2,608	9,562	7,906
Inventory step-up charges	314	—	1,483	—

Non-GAAP adjusted income from operations	$15,131	$11,299	$50,807	$28,354

Non-GAAP
adjusted net income
Non-GAAP
adjusted net income is measured by taking net income as reported in accordance with GAAP and excluding acquisition and integration costs, intangible amortization, inventory step-up
charges, loss on extinguishment of debt,
non-cash
interest expense and the tax effects of these items. The following are reconciliations of net income in accordance with GAAP to non-GAAP
adjusted net income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
	Amount	Fully Diluted Earnings per Share	Amount	Fully Diluted Earnings per Share
	(Amounts in thousands, except per share data)
GAAP net income	$1,659	$0.03	$4,794	$0.10
Non-GAAP adjustments to net income:
Acquisition and integration costs	2,953	0.06	805	0.02
Intangible amortization	3,900	0.08	2,608	0.06
Loss on extinguishment of debt	5,650	0.11	—	—
Inventory step-up charges	314	0.01	—	—
Non-cash interest expense	2,631	0.05	1,071	0.02
Tax effect of intangible amortization and acquisition costs	(3,781)	(0.07)	(1,063)	(0.02)

Non-GAAP adjusted net income	$13,326	$0.26	$8,215	$0.18

	Nine Months Ended September 30,
	2019		2018
	Amount	Fully Diluted Earnings per Share	Amount	Fully Diluted Earnings per Share
	(Amounts in thousands, except per share data)
GAAP net income	$17,807	$0.37	$10,979	$0.24
Non-GAAP adjustments to net income:
Acquisition and integration costs	10,074	0.21	2,313	0.05
Intangible amortization	9,562	0.20	7,906	0.18
Inventory step-up charges	1,483	0.03	—	—
Loss on extinguishment of debt	5,650	0.12	—	—
Non-cash interest expense	4,863	0.10	3,160	0.07
Tax effect of intangible amortization and acquisition costs	(7,742)	(0.16)	(3,171)	(0.07)

Non-GAAP adjusted net income	$41,697	$0.87	$21,187	$0.47

Per share totals may not add due to rounding.

Adjusted EBITDA
Adjusted EBITDA is measured by taking net income as reported in accordance with GAAP, excluding investment income, interest expense, taxes, depreciation and amortization, acquisition and integration costs, inventory step-up
charges and loss on extinguishment of debt booked through our consolidated statements of comprehensive income (loss). The following is a reconciliation of net income in accordance with GAAP to adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Amounts in thousands)
GAAP net income	$1,659	$4,794	$17,807	$10,979
Non-GAAP EBITDA adjustments to net income:
Investment income	(1,898)	(558)	(3,616)	(1,251)
Interest expense	2,857	1,687	6,326	5,008
Tax provision	12	1,829	3,999	3,586
Depreciation	1,810	1,273	5,147	3,871
Amortization	3,928	2,608	9,644	7,906

EBITDA	8,368	11,633	39,307	30,099
Other non-GAAP adjustments:
Acquisition and integration costs	2,953	805	10,074	2,313
Loss on extinguishment of debt	5,650	—	5,650	—
Inventory step-up charges	314	—	1,483	—

Adjusted EBITDA	$17,285	$12,438	$56,514	$32,412

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
At September 30, 2019, we had
non-restricted
cash and cash equivalents of $513.5 million compared to non-restricted cash, cash equivalents of $193.8 million at December 31, 2018.
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
On July 19, 2019, the Company completed a public offering in which 1,587,000 shares of its common stock, which includes the underwriters’ exercise in full of an option to purchase an additional 207,000 shares, were sold to the public at a price of $87.00 per share for $131.1 million in net proceeds to the Company, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company (the “Stock Offering”).
On July 19, 2019, the Company issued $287.5 million aggregate principal amount of 0.375% Convertible Senior Notes due 2024 (“2019 Notes”), which includes the underwriters’ exercise in full of an option to purchase an additional $37.5 million aggregate principal amount of 2019 Notes (the “Notes Offering” and, together with the Stock Offering, the “Offerings”). The net proceeds of the Notes Offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, were $278.6 million. See Note 8,
“Convertible Senior Notes,”
included in this report
for more information on this transaction. The Company utilized a portion of the proceeds from the Offerings to settle its outstanding 2016 Notes during the third quarter of 2019. On July 16, 2019, the Company entered into separate privately negotiated agreements with certain holders of the 2016 Notes to exchange an aggregate of $92.0 million principal aggregate amount of the 2016 Notes for shares of the Company’s common stock, together with cash, in private placement transactions (the “Note Exchanges”). On July 19, 2019 and July 22, 2019, the Company used approximately $92.3 million (including $0.3 million of accrued interest) and 1,850,155 shares of its common stock valued at $161.0 million to settle the Note Exchanges for total consideration of $253.3 million, of which $163.6 million was allocated to the equity component of the 2016 Notes. The Company allocated the consideration transferred to the liability and equity components using the same proportions as the initial carrying value of the 2016 Notes. The transaction resulted in a loss on extinguishment of debt of $4.5 million in the Company’s consolidated statement of comprehensive income (loss) as of September 30, 2019.

During the third quarter of 2019, the closing price of the Company’s common stock did not exceed 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. Therefore, the 2019 Notes are not convertible at the option of the holders of the 2019 Notes during the fourth quarter of 2019 per the First Supplemental Indenture underlying the 2019 Notes. The 2019 Notes have a face value of $287.5 million and a carrying value of $230.2 million and are classified as long-term liabilities on the Company’s consolidated balance sheet as of September 30, 2019.
We intend to use the remaining net proceeds from the Offerings for working capital and other general corporate purposes, including to fund possible acquisitions of, or investments in, complementary businesses, products, services and technologies. It is the Company’s policy and intent to settle the face value of the 2019 Notes in cash and any excess conversion premium in shares of our common stock.
Cash flows

	Nine Months Ended September 30,		Increase/(Decrease) $ Change
	2019	2018
	(Amounts in thousands)
Operating activities	$49,542	$27,215	$22,327
Investing activities	(198,197)	(8,580)	(189,617)
Financing activities	485,047	2,363	482,684
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,785)	(4,453)	(3,332)

Net increase in cash, cash equivalents and restricted cash	$328,607	$16,545	$312,062

Operating activities
For the nine months ended September 30, 2019, our operating activities provided cash of $49.5 million reflecting net income of $17.8 million and non-cash
charges totaling $25.2 million primarily related to depreciation, amortization, non-cash
interest expense, deferred taxes, loss on extinguishment of debt and stock-based compensation charges. An increase in accounts receivable consumed $6.7 million of cash and was primarily driven by the 41.3%
year-to-date
increase in revenues. An increase in inventory consumed $4.9 million to support future revenue, due to the addition of C Technologies on May 31, 2019. These were offset by an increase in accounts payable and accrued liabilities of $6.5 million due to the addition of C Technologies and a decrease in unbilled receivables of $2.0 million. The remaining cash provided by operating activities resulted from favorable changes in various other operating assets and liabilities.
For the nine months ended September 30, 2018, our operating activities provided cash of $27.2 million reflecting net income of $11.0 million and non-cash
charges totaling $23.2 million, primarily related to depreciation, amortization, non-cash
interest expense, deferred tax expense and stock-based compensation charges. An increase in accounts receivable consumed $1.6 million of cash and was primarily driven by the 43%
year-to-date
increase in revenues. An increase in inventory levels to accommodate future revenue growth consumed $4.8 million of cash and payment of accrued liabilities consumed $1.1 million of cash. This utilization of cash is partially offset by $3.4 million of cash provided by an increase in accounts payable due to the timing of payments to vendors. The remaining cash flow used in operations resulted from net unfavorable changes in various other working capital accounts.
Investing activities
Our investing activities consumed $198.2 million of cash during the nine months ended September 30, 2019. We used $182.2 million in cash (net of cash received) for the C Technologies Acquisition on May 31, 2019. Capital expenditures consumed $16.0 million as we continue to increase our manufacturing capacity worldwide. Of these expenditures, $4.6 million represented capitalized costs related to our internal-use
software.
Financing activities
Cash provided by financing activities of $485.0 million for the nine months ended September 30, 2019 included $320.7 million from the issuance of our common stock resulting from our public offerings completed in May and July 2019. In addition, in July 2019 the Company issued $287.5 million aggregate principal amount of the 2019 Notes for net proceeds of $278.6 million. Proceeds from stock option exercises during the nine month period were $1.1 million. Offsetting these was $115.0 million of cash utilized by the Company in July 2019 to settle the 2016 Notes.
For the nine months ended September 30, 2018, our financing activities provided $2.4 million of cash, primarily due to proceeds received from stock option exercises, partially offset by cash outlays of $11,000 related to the conversion of certain 2016 Notes, which settled in the first quarter of 2018.
Working capital increased by approximately $436.9 million to $582.8 million at September 30, 2019 from $145.9 million at December 31, 2018 due to the various changes noted above, including the C Technologies Acquisition.

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
Off-Balance
Sheet Arrangements
We do not have any special purpose entities or
off-balance
sheet financing arrangements as of September 30, 2019.
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

Interest Rate Risk
We have historically held investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we have been exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise. We do not have any such investments as of September 30, 2019. As a result, a hypothetical 100 basis point increase in interest ratees would have no effect on our cash position as of September 30, 2019.
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

Changes in Internal Control
We acquired C Technologies on May 31, 2019. The financial results of C Technologies are included in our unaudited consolidated financial statements as of September 30, 2019 and for the quarter then ended. The C Technologies business represented approximately $7.0 million of revenue and ($1.2) million of net loss, respectively, for the quarter ended September 30, 2019. As this acquisition occurred in the second quarter of 2019, the scope of our assessment of our internal control over financial reporting does not include C Technologies. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
In connection with our initiative to integrate and enhance our global information technology systems and business processes, we initiated the phased implementation of a new enterprise resource planning (“ERP”) system. The ERP system is being implemented in phases through 2020. The first phase was completed during the third quarter of 2019. As a result of this implementation, we modified certain existing internal controls over financial reporting as well as implemented new controls and procedures related to the new ERP system as of September 30, 2019.
Other than the foregoing, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule
13a-15
or Rule
15d-15
that occurred in the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 19, 2019 and July 22, 2019, the Company used $92.3 million and 1,850,155 shares of its common stock to settle the Note Exchanges. On September 23, 2019, the Company used $23.0 million and 466,045 shares of its common stock to settle the remaining 2016 Notes.
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

4.3	Form of 0.375% Convertible Senior Note due 2024 (included in Exhibit 4.2).

31.1 +	Rule 13a-14(a)/15d-14(a) Certification.

31.2 +	Rule 13a-14(a)/15d-14(a) Certification.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

#	Management contract or compensatory plan or arrangement.

+	Filed herewith.

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: October 31, 2019	By:	/s/ T ony J. H unt
Tony J. Hunt
President and Chief Executive Officer (Principal executive officer) Repligen Corporation

Date: October 31, 2019	By:	/s/ J on S nodgres
Jon Snodgres
Chief Financial Officer (Principal financial officer) Repligen Corporation