Form 10-K
period 2019-12-31
REPLIGEN CORP
filed 2020-02-26
CIK 730272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
☐
.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes
☐
    No
☒
.
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☒
    No
☐
.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes
☒
    No
☐
.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
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
☐
.
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes
☐
    No  ☒.
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,599,784,849.
The number of shares of the registrant’s common stock outstanding as of February 18, 2020 was 52,083,563.
Documents Incorporated By Reference
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2019. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form
10-K.

FORWARD-LOOKING STATEMENTS
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

The following discussion of our business contains forward-looking statements that involve risks and uncertainties. When used in this report, the words “intend,” “anticipate,” “believe,” “estimate,” “plan” and “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements and are a result of certain factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report on Form
 10-K
(“Form
10-K”).
References throughout this Form
10-K
to “Repligen Corporation”, “Repligen”, “we”, “us”, “our”, or the “Company” refer to Repligen Corporation and its subsidiaries, taken as a whole, unless the context otherwise indicates.
Overview
Repligen Corporation is a global life sciences company that develops and commercializes highly innovative bioprocessing technologies and systems that increase efficiencies and flexibility in the process of manufacturing biological drugs.
As the overall market for biologics continues to grow and expand, our customers – primarily large biopharmaceutical companies and contract development and manufacturing organizations – face critical production cost, capacity, quality and time pressures. Built to address these concerns, our products are helping to set new standards for the way biologics are manufactured. We are committed to inspiring advances in bioprocessing as a trusted partner in the production of critical biologic drugs – including monoclonal antibodies (“mAb”), recombinant proteins, vaccines and gene therapies – that are improving human health worldwide.
We currently operate as one bioprocessing business, with a comprehensive suite of products to serve both upstream and downstream processes in biological drug manufacturing. Building on over 35 years of industry expertise, we have developed a broad and diversified product portfolio that reflects our passion for innovation and the customer-first culture that drives our entire organization. We continue to capitalize on opportunities to maximize the value of our product platform through both organic growth initiatives (internal innovation and commercial leverage) and targeted acquisitions.
Our Products
Our bioprocessing business is comprised of four main franchises, three of which we sell directly to end-users
(Chromatography, Filtration and Process Analytics) and one that we sell through supply agreements (Proteins).
Direct-to-Customer
Products
Since 2012, we have significantly expanded our
direct-to-customer
presence through our Chromatography, Filtration and Process Analytics franchises, each of which includes novel and differentiated technologies. We have diversified and grown our direct-to-customer
product offering through internal innovation and through strategic, accretive acquisitions of assets or businesses that leverage existing product lines and/or expand our customer and geographic scope.
To support our sales growth goals for these products, we make ongoing investments in our commercial organization, our research and development (“R&D”) team and our manufacturing capacity. Our commercial and R&D teams work together to develop and launch new products and applications that address specific biomanufacturing challenges, and to build new markets for acquired technologies. We have six key manufacturing sites across the United States, Sweden and Germany, with additional capacity being added by the end of 2020 in the Netherlands. We regularly evaluate and invest in capacity as needed to ensure timely deliveries and to stay ahead of increased customer demand for our products.

A substantial piece of our revenue comes from consumable and/or single-campaign
(“single-use”)
products as compared to associated equipment. The customization, scalability and plug-and-play
convenience of consumable and/or
single-use
products, and in many cases the closed nature of our technologies, make them ideal for use in biologics manufacturing processes where contamination risk is a critical concern of our customers.
Chromatography
Our Chromatography franchise includes a number of products used in downstream purification, development, manufacturing and quality control of biological drugs. The main driver of growth in this portfolio is our OPUS
®
Column product line.
Additional chromatography products include our affinity capture resins, such as CaptivA
®
Protein A Resins, that are used in a small number of commercial drug processes and our ELISA test kits, used by quality control departments to detect and measure the presence of leached Protein A and/or growth factor in the final product.
OPUS
Pre-Packed
Columns
Our Chromatography franchise features a wide range of OPUS columns, which we deliver to our customers sealed and pre-packed
with their choice of resin. These are
single-use
or
multiple-use
disposable columns that replace the use of customer-packed glass columns used in downstream purification processes. By designing OPUS columns to be a technologically advanced and flexible option for the purification of biologics from process development through clinical and commercial-scale manufacturing, Repligen has become a leader in the pre-packed
column (“PPC”) market. Our biomanufacturing customers value the significant cost savings that OPUS columns deliver by reducing set up time, labor, equipment and facility costs – in addition to delivering product consistency and “plug and play” convenience.
We launched our first production-scale OPUS columns in 2012 and have since added larger diameter options that scale up to use with 2,000 liter bioreactors. Our OPUS 80R column is the largest available PPC on the market for use in late-stage clinical or commercial purification processes. We have also introduced next-generation features such as a resin recovery port on our larger columns, which allows our customers to remove and reuse the recovered resin in other applications. We believe the OPUS
5-80R
product line is the most flexible and platformable PPC product offered in the marketplace today, and is serving the purification needs of customers manufacturing monoclonal antibodies (“mAb”) and other biologics such as cell and gene therapies (“C&GT”).
In addition to our larger scale OPUS columns, our portfolio includes our smaller-scale OPUS columns, including specifically RoboColumn
®
, MiniChrom
™
and ValiChrom
™
columns for process development and validation. These columns are used in high-throughput process development screening, viral clearance validation studies and scale down validation of chromatography processes.
We maintain customer-facing centers in both the United States and Europe for OPUS columns, and offer our customers an unmatched ability to pack any of over 100 resins in our OPUS
5-80R
range and any of over 300 resin choices in our small-scale OPUS columns.
Other Chromatography
Our Chromatography portfolio also includes ELISA kits, which are analytical test kits to quantitate the proteins and growth factors, and chromatography resins, including our CaptivA brand.
Filtration
XCell ATF
™
Cell Retention Systems
Our Filtration products offer a number of advantages to manufacturers of biologic drugs and are used in development, clinical and commercial-scale production. We first moved into Filtration technology with our acquisition of XCell Alternating Tangential Flow (“ATF”) assets from Refine Technology (“Refine”) in 2014. XCell ATF systems are used primarily in upstream perfusion (continuous) cell culture processing.
XCell ATF is a cell retention technology. The system is comprised of an advanced hollow fiber (“HF”) filtration device, a low shear pump and a controller. The XCell ATF system is connected to a bioreactor and enables the cell culture to be run continuously, with cells being retained in the bioreactor, fresh nutrients (cell culture media) being fed into the reactor continuously and clarified biological product and cell waste being removed continuously. The cells are maintained in a consistent nutrient-rich environment and can reach cell densities two-
and three-times higher than those achieved by standard
fed-batch
culture. By continuously removing waste products from the fermenter, the XCell ATF systems routinely increases cell densities to two-
or three-times the levels achieved by standard
fed-batch
culture. As a result, product yield is increased, which improves facility utilization and can reduce the size of a bioreactor required to manufacture a given volume of biologic drug product. XCell ATF systems are available in a wide range of sizes that can easily scale from laboratory use through full production with bioreactors as large as 5,000 liters.
Through internal innovation, we developed and launched
single-use
formats of the original stainless steel XCell ATF devices to address increasing industry demand for single-use
sterile systems with
“plug-and-play”
technology. The XCell ATF device is now available to customers in both its original configuration (steel housing and single-use
filters) in all sizes (2, 4, 6 and 10), and/or as a
single-use
device (disposable housing/filter combination) in most sizes (2, 6, and 10). The availability of XCell ATF technology in a single-use
format eliminates the time intensive workflow associated with autoclaving, leading to an 80% reduction in implementation speed. The single-use
format also enables our customers to accelerate evaluations of the product with a lower initial overall cost of ownership.
In September 2018, we entered into a collaboration agreement with industry leader Sartorius Stedim Biotech (“SSB”) to integrate our XCell ATF controller technology into SSB’s BIOSTAT
®
STR large-scale,
single-use
bioreactors, to create novel perfusion-enabled bioreactors.
TangenX
™
Flat Sheet Cassettes
In December 2016, we acquired TangenX
™
Technology Corporation (“TangenX”), balancing our upstream XCell ATF systems with a portfolio of flat-sheet tangential flow filtration (“TFF”) cassettes used in downstream biologic drug concentration and formulation processes. The TangenX product portfolio includes our single-use
SIUS
™
brand, providing customers with a high-performance, cost saving alternative to reusable TFF cassettes.
TFF is a rapid and efficient method for the concentration and formulation of biomolecules that is widely used in many applications in biopharmaceutical development and manufacturing. SIUS cassettes are the only purpose built single-use
TFF cassettes on the market. The cassette features a high performing membrane and unique cartridge construction that enables a lower price point. Each disposable cassette is delivered pre-sanitized
and ready to be equilibrated and used for tangential flow, ultrafiltration and diafiltration applications. Use of SIUS TFF cassettes eliminates non-value
added steps of cleaning, testing between uses, storage and flushing required in reusable TFF products, providing cost and time savings. The cassettes are interchangeable with filter hardware from multiple manufacturers, simplifying customer trial and adoption of SIUS products.
Spectrum
®
Hollow Fibers
We acquired Spectrum Life Sciences LLC (“Spectrum”) and its subsidiaries in August 2017 to strengthen our filtration business with the addition of a leading portfolio of HF filtration solutions, including fully integrated KrosFlo
®
TFF Systems with Konduit sensing and ProConnex
®
Flow Path
single-use
assemblies. KrosFlo family of TFF systems for product concentration is fully scalable from 2 milliliters to 5,000 liters – from lab-scale
to commercial manufacturing. Designed for purification and formulation applications, KrosFlo Systems enable robust downstream ultrafiltration and microfiltration.

We also gained the Spectra/Por
®
portfolio of laboratory and process dialysis products and in 2019, we launched the SpectraFlo
™
Dynamic Dialysis Systems. Also, in 2019 we introduced the KrosFlo
®
TFDF
™
(Tangential Flow Depth Filtration) Systems, which we believe have the potential to disrupt and displace traditional harvest clarification operations. The KrosFlo TFDF system includes control hardware, novel high throughput tubular depth filters and ProConnex single-use
TFDF flow paths. When used for cell culture clarification,
single-use
KrosFlo TFDF technology delivers unprecedented high flux (>1,000 LMH), high capacity, low turbidity, and minimal dilution, making the technology a high-performance alternative to traditional centrifugation and depth filtration approaches to harvest clarification. TFDF technology also provides benefits such as low hold-up
volume, high recovery, small footprint, simple set up and disposal, scalability and reduced process time.
The Spectrum product line of HF filters is used in
bench-top
through commercial-scale processes, primarily for the filtration, purification and concentration of biologics and diagnostic products. Our KrosFlo filtration systems and equipment offer both standard and customized solutions to bioprocessing customers, with particular strength in consumable and single-use
offerings.
With the acquisition of Spectrum, we substantially increased our direct sales presence in Europe and Asia, and we diversified our end markets to include all biologic classes, including mAb, vaccines, recombinant proteins and gene therapies.
Other Filtration
In 2018, we introduced our Konduit monitor to automate concentration and buffer exchange. We have broadened the application for Konduit monitor to include use with both HF TFF from Spectrum and our TangenX flat sheet TFF systems. We also self-manufacture HF filters that are used in our XCell ATF, KrosFlo TFF and KrosFlo TFDF systems.
Process Analytics Products
In May 2019, we consummated our acquisition of C Technologies, Inc. (“C Technologies”) and added a fourth franchise, Process Analytics, to our bioprocessing business. Our Process Analytics products complement and support our Filtration, Chromatography and Proteins franchises as they allow end-users
to make
at-line
or
in-line
absorbance measurements allowing for the determination of protein concentration in filtration, chromatography formulation and fill-finish applications.
SoloVPE
®
Device
Our SoloVPE Slope Spectroscopy
®
system is the industry standard for offline and
at-line
absorbance measurements for protein concentration determination in process development, manufacturing and quality control settings.
FlowVPE
®
Device
Our FlowVPE Slope Spectroscopy system enhances the power of Slope Spectroscopy and provides in-line
protein concentration measurement for filtration, chromatography and fill-finish applications. A key benefit of this in-line
solution is the ability to monitor a manufacturing process in real time. We are developing a next-generation FlowVPE to incorporate
GMP-compliant
software for production-scale biologics manufacturing.
Use of VPE Slope Spectroscopy delivers multiple process benefits for our biopharmaceutical manufacturing customers, compared to traditional
UV-Vis
approaches. Key benefits include: the elimination of manual dilutions and sample transfers from process development/manufacturing to labs, rapid time to results (minutes versus hours), improved precision, built-in
data quality for improved reporting and validation, and ease of use.

OEM Products (Proteins)
Our OEM products are represented by our Protein A affinity ligands, which are a critical component of Protein A chromatography resins used in downstream purification of mAb, and cell culture growth factor products, which are a key component of cell culture media used in upstream bioprocessing to increase cell density and improve product yield.
Proteins – Ligands
We are a leading provider of Protein A affinity ligands to life sciences companies. Protein A ligands are an essential “binding” component of Protein A affinity chromatography resins used in the purification of virtually all monoclonal antibody-based drugs on the market or in development. We manufacture multiple forms of Protein A ligands under long-term supply agreements with major life sciences companies including GE Healthcare (“GE”), MilliporeSigma and Purolite Life Sciences (“Purolite”), who in turn sell their Protein A chromatography resins to end users (mAb manufacturers). We have two manufacturing sites supporting overall global demand for our Protein A ligands: one in Lund, Sweden and another in Waltham, Massachusetts.
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
In June 2018, we entered into an agreement with Navigo Proteins GmbH (“Navigo”) for the exclusive co-development
of multiple affinity ligands for which Repligen holds commercialization rights. We are manufacturing and have agreed to supply the first of these ligands,
NGL-Impact
®
A, exclusively to Purolite, who will pair our high-performance ligand with Purolite’s agarose jetting base bead technology used in their Jetted A50 Protein A resin product. We also signed a long-term supply agreement with Purolite for
NGL-Impact
A and potential additional affinity ligands that may advance from our Navigo collaboration. The Navigo and Purolite agreements are supportive of our strategy to secure and reinforce our Proteins franchise.
Proteins – Growth Factors
Most biopharmaceuticals are produced through an upstream mammalian cell culture process. In order to stimulate increased cell growth and maximize overall yield from a bioreactor, manufacturers often add growth factors, such as insulin, to their cell culture media. Our cell culture growth factor additives include LONG
®
R
3
IGF 1 (“LR3”), our insulin-like growth factor that has been shown to be up to 100 times more biologically potent than insulin (the industry standard), thereby increasing recombinant protein production in cell culture fermentation applications. LR3 is currently sold through a distribution partnership with MilliporeSigma.
Corporate Information
We are a Delaware corporation with global headquarters in Waltham, Massachusetts. We were incorporated in 1981 and became a publicly traded company in 1986. Our common stock is listed on The Nasdaq Global Market under the symbol “RGEN”. We have over 761 employees and operate globally with offices and manufacturing sites located at multiple locations in the United States, Europe and Asia. Our principal executive offices are located at 41 Seyon Street, Waltham, Massachusetts 02453, our website is
www.repligen.com
and our telephone number is (781)
 250-0111.
Our Market Opportunity
Bioprocessing Addressable Market
The global addressable market for bioprocessing products is estimated to be over $10 billion of which we estimate Repligen’s addressable market to be approximately $2.8 billion at year end 2019. This market includes products used to manufacture therapeutic antibodies, recombinant proteins and vaccines, as well as gene therapies – a rapidly emerging class of biologics.
Monoclonal Antibody Market
Antibody-based biologics alone accounted for over $130 billion of global biopharma revenue in 2018 and represented a majority of the top 10 best-selling drugs across the pharmaceutical industry. Industry sources project the mAb market to grow approximately 10% annually through 2022 driven by new approvals and expanded clinical uses for marketed antibodies as well as the emergence of biosimilar versions of originator mAbs.
In 2019, 12 mAbs/fusion proteins (nine originator and three biosimilars) were approved by the U.S. Food and Drug Administration (“FDA”) to treat a diverse range of diseases. Indicative of the increased rate of approvals by the FDA since the first therapeutic antibody was brought to market in 1986, over 53% of the 112 U.S.-marketed mAbs were approved in the latest five-year period from 2015 through 2019, versus 18% in the prior five-year period from 2010 through 2014. In addition, R&D remains robust, with more than 550 mAbs at various stages of clinical development addressing a wide range of medical conditions.
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
Cell and Gene Therapy Market
C&GT have emerged in the past few years to become a rapidly growing area of biological drug development, with over 1,000 clinical trials underway in 2019 according to industry sources. Eight cell therapies and two gene therapies have been approved by the FDA as of the end of 2019. Statements by the FDA are supported by industry reports that estimate annual revenue growth of 20% to 30% for the C&GT market over the next five years. This scientifically advanced therapeutic approach has unique manufacturing challenges that many of our products can help address. We believe we are well positioned to participate in gene therapy production, particularly in the manufacture of plasmids and viral vectors.
Direct Product Growth
Many of the products we manufacture are in the early stages of their adoption cycle, and, together with the expansion of our commercial organization and strategic acquisitions, have contributed to product revenue growth from $60.4 million in 2014, to $270.1 million in 2019. While all product lines have grown over this period, our diversification strategy has resulted in a significant increase in direct product sales as a percent of total product revenue, from 28% in 2014. By year end 2019, 76% of total bioprocessing revenue was attributable to direct product sales; 44% from our Filtration product line, 24% from our Chromatography product line, 6% from our Process Analytics product line and a small percentage from other sources including sales of hospital products that we obtained through our acquisition of Spectrum.
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
The Biologics Manufacturing Process
Manufacturing biologic drugs requires three fundamental steps. First, upstream manufacturing involves the production of the biologic by living cells that are grown in a bioreactor (seed bioreactors, scaling up to a production bioreactor) under controlled conditions. These living cell “factories” are highly sensitive to the condition under which they grow, including the culture process and the composition of the cell culture media and the growth factors used to stimulate increased cell growth and protein production, or titre. Methods of production vary within the industry with the standard approach being fed-batch.
With
fed-batch
culture, nutrients (cell culture media) are added to a production bioreactor only at the beginning of the culture or at defined feeding times to stimulate cell growth and production of the biologic drug of interest. The cells typically live and produce a biologic for
10-14
days prior to the culture health being impacted due to the accumulation of waste by-products.
At the end of the culture time, the contents of the bioreactor then go through a harvest clarification step. The industry is increasingly adopting the perfusion (or continuous) method of cell culture. With perfusion cell culture, a cell retention device, like the XCell ATF system, is used to retain cells in the reactor. Fresh nutrients (cell culture media) can be circulated into the reactor continuously while clarified biological product and waste by-products
are simultaneously and continuously removed from the reactor. Perfusion cultures can be run for up to 100 days, 30 days being typical, and the cell factories can be grown to a higher concentration and remain alive and producing biologic for significantly more time than with a fed-batch
culture. The biologic of interest being removed continuously is already clarified, thus the harvest clarification step required for fed-batch
cell culture, is not required for perfusion cell culture. The elimination of this step provides efficiency and cost savings in manufacturing. Some manufacturers are embracing a hybrid approach combining both fed-batch
and perfusion methods. The second step is downstream processing where the biologic made during cell culture must be isolated and purified, typically through various filtration and chromatography steps. Each downstream purification process is unique but requires multiple chromatography and filtration steps to render the biologic of interest over 99% pure. Finally, the purified biologic drug is concentrated, formulated and then packaged into its final injectable form.
Biologics are generally high value therapies. Given the inherent complexities of the process and the final drug product, we have observed that manufacturers are seeking and investing in innovative technologies that address pain points in the production process in order to improve yields and improve throughput. Manufacturers are also seeking technologies that reduce costs as the biologic drug moves through clinical stages and into commercial processes by adopting single-use
technologies as well as other products that yield increased flexibility and efficiency.
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
We intend to build on our recent history of developing market-leading solutions and delivering strong financial performance through the following strategies:
•
Continued innovation
. We plan to capitalize on our internal technological expertise to develop products that address unmet needs in upstream and downstream bioprocessing. We intend to invest further in our Proteins franchise while developing platform and derivative products to support our Filtration, Chromatography and Process Analytics franchises. We plan to strengthen our existing product lines with complementary products and technologies that are designed to allow us to provide customers with a more efficient manufacturing process on one or more measures including flexibility, convenience, time savings, cost reduction and product yield.

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

•
Targeted acquisitions
. We intend to continue to selectively pursue acquisitions of innovative technologies and products. We intend to leverage our balance sheet to acquire technologies and products that improve our overall financial performance by improving our competitiveness in filtration, chromatography or process analytics or by moving us into adjacent markets with common commercial call points.

•	Geographical expansion . We intend to expand our global commercial presence by continuing to selectively build out our global sales, marketing, field applications and services infrastructure.

•
Operational efficiency
. We seek to expand operating margins through capacity utilization and process optimization strategies designed to increase our manufacturing yields. We plan to invest in systems to support our global operations, optimizing resources across our global footprint to maximize productivity.

Research and Development
Our research activities are focused on developing new high-value bioprocessing products across all of our franchises. We strive to continue to introduce truly differentiated products that address specific pain points in the biologics manufacturing process. Our commitment to innovation is core to the Repligen culture and our success as a company, with 6% to 8% of revenue focused on new product development and market expansion for existing products.
Sales and Marketing
Our sales and marketing strategy supports our objective of strengthening our position as a leading provider of products and services, addressing upstream, downstream and quality control needs of bioprocessing customers in the biopharmaceutical industry.
Direct-to-Customer
Team
To support our sales goals for our
direct-to-consumer
products, we have invested in our commercial organization. Since 2014, we have significantly expanded our global commercial organization from less than 10, to a
134-person
commercial team as of December 31, 2019. This includes 82 people in field positions (sales, field applications and field service), and 52 people in internal positions (marketing and customer service). We also have 22 employees in product management who support our commercial organization as well. Geographically, 81 members of our commercial team are located in North America, 23 in Europe and 30 in Asia-Pacific regions. Since 2018, we have substantially expanded our direct sales team in Asia, where we also work effectively with key distributors to serve our expanding customer base.
Our bioprocess account managers are supported in each region by bioprocess sales specialists with expertise in Filtration, Chromatography or Process Analytics, and by technically trained field applications specialists and field service providers, who can work closely with customers on product demonstrations, implementation and support. We believe that this model helps drive further adoption at our key accounts and also open up new sales opportunities within each region.
OEM Agreements
For our Proteins franchise, we are committed to be a partner of choice for our customers with distributor and supply agreements in place with large life sciences companies such as GE, MilliporeSigma and Purolite. The GE Protein A supply agreement relating to our Lund, Sweden facility ran, pursuant to its terms, through 2019 and we expect GE to transfer a portion of their ligand manufacturing in-house
in 2020. The GE Protein A supply agreement relating to our Waltham, Massachusetts facility runs, pursuant to its terms, through 2021. Our Protein A supply agreement with MilliporeSigma runs, pursuant to its terms, through 2023, and in 2018 we amended our Protein A supply agreement with Purolite that runs, pursuant to its terms, to August 2026 with an option for renewal through 2028. Our dual manufacturing capability provides strong business continuity and reduces overall supply risk for our OEM customers.
Significant Customers and Geographic Reporting
Customers for our bioprocessing products include major life science companies, contract manufacturing organizations, biopharmaceutical companies, diagnostics companies and laboratory researchers.
The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	For the Years Ended December 31,
	2019	2018	2017
Revenue by customers’ geographic locations:
North America	51%	48%	43%
Europe	37%	40%	46%
APAC	12%	12%	11%
Other	0%	0%	0%

Total revenue	100%	100%	100%

GE, one of our largest bioprocessing customers, accounted for 12%, 15% and 21% of total revenues in the years ended December 31, 2019, 2018 and 2017, respectively. Another customer, MilliporeSigma, accounted for 13%, 15% and 18% of total revenues in the years ended December 31, 2019, 2018 and 2017, respectively.
Employees
As of December 31, 2019, we had 761
employees, an increase of 213 since December 31, 2018. This includes 134 employees in our commercial organization (82 field and 52 internal), 77 in engineering and R&D, 274 in manufacturing, 98 in quality, 61 in supply chain roles, 22 in product management and 86 in administrative functions. Each of our employees has signed a confidentiality agreement. None of our U.S. employees are covered by collective bargaining agreements. We have one collective bargaining agreement with two unions that covers our 63 employees in Sweden, comprising approximately 8% of our total workforce. We renewed these collective bargaining agreements during 2017, and these collective bargaining agreements expire on March 31, 2020. We consider our employee relations to be satisfactory.
Intellectual Property
We are committed to protecting our intellectual property through a combination of patent, copyright, trade secret and trademark laws, as well as confidentiality agreements. As further described below, we own or have exclusive rights to a number of U.S. patents and U.S. pending patent applications as well as corresponding foreign patents and patent applications.
Chromatography
Our issued patents cover certain unique methods and features of our OPUS PPC, including methods of making and loading these chromatography columns as well as the column structure. We continually seek to improve upon this technology and have multiple new patent filings including those covering gamma irradiation sterilization, packing methods, and methods of removing air using specialized tubing and valve systems.
Filtration
For our Filtration franchise, we are focusing on ATF, TFDF and TFF HF systems and filters. We continually seek to improve upon these technologies and have multiple new patent filings including those covering pumps and controllers, methods of harvesting, single-use
products, and filters. Our patent for ATF and associated methods to use such a device in perfusion, acquired from Refine, expires in 2020, and we are proactively developing technology in an effort to mitigate any effects resulting from the expiration of this patent.
We currently have 52 patents granted (which expire over the next 20 years) and 106 patents pending in countries including Australia, Canada, China, France, Germany, India, Japan, Korea, Sweden, United Kingdom and the United States.
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
Process Analytics
Through our 2019 acquisition of C Technologies, we hold issued patents to Slope Spectroscopy instruments and related methods. These include patents to an “Interactive Variable Pathlength Device” that are set to expire in the United States beginning in April 2028. We also hold pending patents to methods of making Slope Spectroscopy standards and methods for using an interactive variable pathlength device.
Protein A
We currently hold a patent for “Nucleic Acids Encoding Recombinant Protein A,” which claims an isolated nucleic acid molecule that encodes a Protein A molecule with an amino acid sequence identical to that of the natural Protein A, which has long been commercialized for bioprocessing applications. This patent will remain in effect until June 2028. We also have two pending patents covering affinity ligands through our collaboration with Navigo.
Trademarks
We vigilantly protect our products and services’ branding by maintaining trademark registrations globally for the Repligen trademark and our key product brands. We have a comprehensive branding policy that includes trademark usage guidelines to ensure Repligen trademarks are used in a manner that provides the maximum protection.

We prioritize our “housemark” trademarks, (i.e., Repligen, Spectrum and TangenX), and ensure they are sufficiently protected and registered in key countries or regions globally, such as the United States, Canada, Europe and China. We also have product trademarks, including OPUS, XCell ATF, TFDF, KrosFlo, SIUS, ProConnex, Spectra/Por,
NGL-Impact,
SoloVPE and FlowVPE, that provide valuable company recognition and goodwill with our customers.
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
Competition
Our bioprocessing products compete on the basis of value proposition, performance, quality, cost effectiveness, and application suitability with numerous established technologies. Additional products using new technologies that may be competitive with our products may also be introduced. Many of the companies selling or developing competitive products, which in some cases include GE and MilliporeSigma, two of our largest customers, have greater financial and human resources, R&D, manufacturing and marketing experience than we do. They may undertake their own development of products that are substantially similar to or compete with our products and they may succeed in developing products that are more effective or less costly than any that we may develop. These competitors may also prove to be more successful in their production, marketing and commercialization activities. We cannot be certain that the research, development and commercialization efforts of our competitors will not render any of our existing or potential products obsolete.
Manufacturing
We manufacture seven commercial forms of Protein A, including “native” Protein A for life sciences companies, including GE, MilliporeSigma and Purolite, under long-term supply agreements which expire between 2020 and 2026. Native Protein A is manufactured in Lund, Sweden, while the recombinant forms are manufactured in both Waltham, Massachusetts and Lund, Sweden. We currently manufacture our growth factor products in Lund, Sweden. Our OPUS chromatography columns and ELISA test kit products are manufactured in Waltham, Massachusetts. Our OPUS columns are manufactured in Ravensburg, Germany, and our XCell ATF systems, XCell ATF single-use
devices and SIUS TFF products are manufactured in our facility in Marlborough, Massachusetts. Our TFDF, KrosFlo, Spectra/Pro, Konduit and ProConnex lines of products are manufactured in Rancho Dominguez, California. Our operating room products are manufactured in Irving, Texas and our SoloVPE/VPM and FlowVPE/VPX Slope Spectroscopy variable pathlength products are manufactured in Bridgewater, New Jersey.
We utilize our own facilities in Waltham, Massachusetts and Lund, Sweden as well as third-party contract manufacturing organizations to carry out certain fermentation and recovery operations, while the purification, immobilization, packaging and quality control testing of our bioprocessing products are conducted at our facilities. Our facilities located in Waltham, Massachusetts; Lund, Sweden; Ravensburg, Germany; Bridgewater, New Jersey; and Rancho Dominguez, California are ISO 9001:2015 certified and maintain formal quality systems to maintain process control, traceability, and product conformance. Additionally, our facility in Irving, Texas is ISO 13485:2012 certified. We practice continuous improvement initiatives based on routine internal audits as well as external feedback and audits performed by our partners and customers. In addition, we maintain a business continuity management system which focuses on key areas such as contingency planning, security stocks and off-site
storage of raw materials and finished goods to ensure continuous supply of our products.

Available Information
We maintain a website with the address
www.repligen.com
. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Form
10-K.
We make available free of charge through our website our Form
10-Ks,
Quarterly Reports on Form
10-Q
and Current Reports on Form
8-K,
and amendments to these reports, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission (“SEC”). Our Code of Business Conduct and Ethics is also available free of charge through our website.
Our filings with the SEC may be accessed through the SEC’s Electronic Data Gathering, Analysis and Retrieval (“EDGAR”) system at
www.sec.gov
.
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
This Annual Report on Form
10-K
(“Form
10-K”)
contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Form
 10-K.
We face competition from numerous competitors, most of whom have far greater resources than we have, which may make it more difficult for us to achieve significant market penetration.
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
Many of our competitors are large, well-capitalized companies with significantly more market share and resources than we have. As a consequence, they are able to spend more aggressively on product development, marketing, sales and other product initiatives than we can. Many of these competitors have:
•	significantly greater name recognition;
•	larger and more established distribution networks;
•	additional lines of products and the ability to bundle products to offer higher discounts or other incentives to gain a competitive advantage;
•	greater experience in conducting research and development, manufacturing, clinical trials, marketing, obtaining regulatory approval and entering into collaborations or other strategic partnership arrangements; and
•	greater financial and human resources for product development, sales and marketing and patent litigation.
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
The loss of, or a significant reduction in orders from, any of our large customers, including following any termination or failure to renew a long-term supply contract, would significantly reduce our revenues and harm our results of operations. If a large customer purchases fewer of our products, defers orders or fails to place additional orders with us for any reason, including for business continuity purposes, our revenue could decline, and our operating results may not meet market expectations. Under long-term supply agreements with GE Healthcare (“GE”), we have supplied Protein A ligands to GE from our manufacturing facilities in Lund, Sweden and Waltham, Massachusetts (the “Lund Agreement” and “Waltham Agreement,” respectively). The Lund Agreement terminated pursuant to its terms in December 2019 and was not renewed. The Waltham Agreement runs, pursuant to its terms, through December 2021.
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
In addition, a deterioration in diplomatic relations between the United States and any country where we conduct business could adversely affect our future operations and lead to a decline in profitability. In 2018 and 2019, the United States imposed tariffs on goods imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs or further retaliatory trade measures taken by China or other countries in response, could affect the demand for our products and services, impact the competitive position of our products, prevent us from being able to sell products in certain countries or otherwise adversely impact our results of operations.
We are subject to export and import control laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws and regulations.
We are subject to U.S. export controls and sanctions regulations that restrict the shipment or provision of certain products and services to certain countries, governments, and persons. While we take precautions to prevent our products and services from being exported in violation of these laws, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. We believe that, in the past, we and our subsidiaries may have exported certain products without a required export license in apparent violation of U.S. export control laws. As a result, we have submitted to the U.S. Department of Commerce’s Bureau of Industry and Security various notices of voluntary self-disclosure concerning potential violations. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. We may also be adversely affected through other penalties, reputational harm, loss of access to certain markets, or otherwise.
Complying with export control and sanctions regulations may be time consuming and may result in the delay or loss of sales opportunities or impose other costs. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could result in our decreased ability to export or sell certain products to existing or potential customers in affected jurisdictions.
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
In 2019, we incurred significant indebtedness in the amount of $287.5 million in aggregate principal with additional accrued interest under our 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”). Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the 2019 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. In addition, in the event of a fundamental change or a default under the 2019 Notes, the holders and/or the trustee under the indentures governing the 2019 Notes may accelerate the payment obligations or trigger the holders’ repurchase rights under the 2019 Notes. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the 2019 Notes.
If a make-whole fundamental change, such as an acquisition of our company, occurs prior to the maturity of the 2019 Notes, under certain circumstances, the conversion rate for the 2019 Notes will increase such that additional shares of our common stock will be issued upon conversion of the 2019 Notes in connection with such make-whole fundamental change. The increase in the conversion rate will be determined based on the date on which the make-whole fundamental change occurs or becomes effective and the price paid (or deemed paid) per share of our common stock in such transaction. Upon conversion of the 2019 Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2019 Notes being converted. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2019 Notes surrendered therefor or notes being converted. Our failure to repurchase 2019 Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the 2019 Notes as required by the indenture would constitute a default under the indenture. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2019 Notes or make cash payments upon conversions thereof.
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
For example, we believe that only a small number of suppliers are currently qualified to supply materials for the XCell Alternating Tangential Filtration (“ATF”)
™
systems. The use of materials furnished by these replacement suppliers would require us to alter our operations related to the XCell ATF systems. Transitioning to a new supplier for our products would be time consuming and expensive, may result in interruptions in our operations, could affect the performance specifications of our product lines or could require that we revalidate the materials. There can be no assurance that we will be able to secure alternative materials and bring such materials online and revalidate them without experiencing interruptions in our workflow. If we should encounter delays or difficulties in securing, reconfiguring or revalidating the materials required for our products, our business related to these products and our financial condition, results of operations and reputation could be adversely affected.
As we evolve from a company dependent on others to commercialize our products to a company selling directly to end users, we may encounter difficulties in expanding our product portfolio and our commercial marketing capabilities.
Prior to 2016, we generated most of our revenues through sales of bioprocessing products to a limited number of life sciences companies, such as GE, MilliporeSigma and other individual distributors. However, due in part to our recent strategic acquisitions, an increasing amount of our revenue is attributable to our commercialization of bioprocessing products that we sell directly to end-users,
including biopharmaceutical companies and contract manufacturing organizations. This has required and will continue to require us to invest additional resources in our sales and marketing capabilities. We may not be able to attract and retain additional sales and marketing professionals, and the cost of building the sales and marketing function may not generate our anticipated revenue growth. In addition, our sales and marketing efforts may be unsuccessful. Our failure to manage these risks may have a negative impact on our financial condition, or results of operations and may cause our stock price to decline.
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
We expect a portion of our future revenue growth to come from introducing new bioprocessing products, including line extensions and new features for our OPUS
®
disposable chromatography columns, our XCell ATF system, our SIUS
™
tangential flow filtration (“TFF”) cassettes, our Spectrum
®
hollow fiber modules TFF line of cassettes and our growth factors. The commercial success of all of our products will depend upon their acceptance by the life science and biopharmaceutical industries. Many of the bioprocessing products that we are developing are based upon new technologies or approaches. As a result, there can be no assurance that these new products, even if successfully developed and introduced, will be accepted by customers. If customers do not adopt our new products and technologies, our results of operations may suffer and, as a result, the market price of our common stock may decline.
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
The enactment of legislation implementing changes in taxation of international business activities, the adoption of other corporate tax reform policies, or changes in tax legislation or policies, or interpretations thereof, could materially impact our financial position and results of operations.
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
The market for therapeutic and commercial products is intensely competitive, rapidly evolving and subject to rapid technological change. We compete with several medium and small companies in each of our product categories as well as several large companies, including GE, Danaher Corporation (Pall), Thermo Fisher

Scientific Inc., MilliporeSigma and Sartorius. These competitors, as well as other life science, pharmaceutical and biotechnology companies may have greater financial, manufacturing, marketing, and research and development resources than we have, as well as stronger name recognition, longer operating histories and benefits derived from greater economies of scale. These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than what we can offer. Competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, new approaches by these competitors may make our products and technologies obsolete or noncompetitive.
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
We are subject to the Foreign Corrupt Practice Act of 1977 (the “FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations and agreements with third parties and make sales in jurisdictions outside of the United States, which may experience corruption. Our activities in jurisdictions outside of the United States create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors, because these parties are not always subject to our control. These risks have increased following our recent acquisitions of overseas operations and facilities. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by any companies in which we invest or that we acquire.
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
We conduct a large portion of our business in international markets. For the fiscal year ended December 31, 2019, 29% of our revenues and 17% of our costs and expenses were denominated in foreign currencies, primarily the Swedish krona, the British pound sterling, and the Euro. We are exposed to the risk of an increase or decrease in the value of the foreign currencies relative to the U.S. Dollar, which could increase the value of our expenses and decrease the value of our revenue when measured in U.S. Dollars. As a result, our results of operation may be influenced by the effects of future exchange rate fluctuations and such effects may have an adverse impact on our common stock price.
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
rate and the value of the

company’s stock immediately before the ownership change. We may be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability. While our most recent Section 382 analysis did not show any current exposure, future transactions or combinations of future transactions may result in a change in control under Section 382 in the future.
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
In the ordinary course of our business, we collect and store sensitive data, including, among other things, personally identifiable information about our employees, intellectual property, and proprietary business information. Any cyber-attack or security breach that leads to unauthorized access, use or disclosure of personal or proprietary information could harm our reputation, cause us not to comply with federal and/or state breach notification laws and foreign law equivalents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. In addition, we could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. Like other companies, we have on occasion experienced, and will continue to experience, data security incidents involving access to company data threats to our data and systems, including malicious codes and viruses, phishing, business email compromise attacks, or other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged.
We could be required to expend significant amounts of money and other resources to respond to these threats or breaches and to repair or replace information systems or networks and could suffer financial loss or the loss of valuable confidential information. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely and there can be no assurance that any measures we take will prevent cyber-attacks or security breaches that could adversely affect our business.
Legal, political and economic uncertainty surrounding the planned exit of the United Kingdom from the European Union is a source of instability and uncertainty.
In June 2016, a majority of the eligible members of the electorate in the United Kingdom voted to withdraw from the European Union in a national referendum, commonly referred to as “Brexit.” The United Kingdom and the European Union agreed to a withdrawal agreement (the “Withdrawal Agreement”). The Withdrawal Agreement was approved by the U.K. Parliament and the United Kingdom formally left the European Union on January 31, 2020. Under the Withdrawal Agreement, the United Kingdom is subject to a transition period until December 31, 2020 (the “Transition Period”), during which European Union rules will continue to apply.
Negotiations between the United Kingdom and the European Union are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiry of the Transition Period.
The uncertainty concerning the United Kingdom’s legal, political and economic relationship with the European Union after the Transition Period may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation
arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).
These developments, or the perception that any of them could occur, have had, and may continue to have, a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.
If the United Kingdom and the EU are unable to negotiate acceptable trading and customs terms or if other EU Member States pursue withdrawal, barrier-free access between the United Kingdom and other EU Member States or among the European Economic Area (“E.E.A.”) overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the United Kingdom and the EU and, in particular, any arrangements for the United Kingdom to retain access to EU markets after the Transition Period. Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K. access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our U.K. operations.
We may also face new regulatory costs and challenges that could have an adverse effect on our operations and development programs. For example, the United Kingdom could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the E.E.A. more difficult. There may continue to be economic uncertainty surrounding the consequences of Brexit, which could adversely affect our financial condition, results of operations, cash flows and market price of our common stock.
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
For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries in which we or our suppliers operate, including the United States. This outbreak has resulted in the extended shutdown of certain businesses in the Wuhan region, which may in turn result in disruptions to our and our customer’s supply chain and business operations. These could include disruptions from the temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply, or restrictions on the export or shipment of our products. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or our customers and suppliers operate. These uncertainties could have a material adverse effect on our business and our results of operation and financial condition.
In addition, a catastrophic event that results in the destruction or disruption of our data centers or our critical business or information technology systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected.

Changes in laws and regulations governing the privacy and protection of data and personal information could adversely affect our business.
We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of proprietary information and personally-identifying information, which among other things, imposes certain requirements relating to the privacy, security and transmission of certain individually identifiable information. In addition, numerous other federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and security of personal information. These laws continue to change and evolve, and are increasing in breadth and impact. For example, the California Consumer Privacy Act grants consumers new rights with respect to their personal data, and provides for a private right of action for security breaches. This law and others like it are as yet untested and may subject the Company to increased regulatory scrutiny, litigation, and overall risk.
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
Certain of our products are used by customers in the production of gene therapies, which represent a relatively new and still-developing mode of treatment. Unforeseen adverse events, negative clinical outcomes, or increased regulatory scrutiny of gene therapy and its financial cost may damage public perception of the safety, utility, or efficacy of gene therapies and may harm our customers’ ability to conduct their business. Such events may negatively impact our revenues and have an adverse effect on our performance.
Gene therapy remains a relatively new and developing treatment method, with only a few gene therapies approved to date by regulatory authorities. Public perception may be influenced by claims that gene therapy is unsafe or ineffective, and gene therapy may not gain the acceptance of the public or the medical community. In addition, ethical, social, legal, and financial concerns about gene therapy and genetic testing could result in additional regulations or limitations or even prohibitions on certain gene therapies or gene-therapy-related products. More restrictive regulations or negative public perception could reduce certain of our customers’ use of our products, which could negatively affect our revenue and performance.
ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our material office and manufacturing leases are detailed below:

Location	Square Feet		Principal Use	Lease Expiration
Waltham, Massachusetts	108,135	(1)	Corporate headquarters, manufacturing, research and development, marketing and administrative offices	April 1, 2030
Rancho Dominguez, California	68,908		Manufacturing, research and development, marketing and administrative operations	November 30, 2025 (2)
Marlborough, Massachusetts	63,761		Manufacturing operations	November 30, 2028
Lund, Sweden	45,381		Manufacturing and administrative operations	December 31, 2021
Bridgewater, New Jersey (3)	33,669		Manufacturing and administrative operations	January 14, 2029

(1)	In 2019, we expanded our facility in Waltham, Massachusetts by approximately 33,000 square feet to accommodate additional office space and manufacturing.
(2)	In 2018, we expanded our facility in Rancho Dominguez, California by approximately 15,000 square feet. The lease for the expanded portion of the facility expires on November 30, 2025.
(3)	On May 31, 2019, we acquired C Technologies, an analytics company located in Bridgewater, New Jersey.
During the year ended December 31, 2019, we incurred total rental costs for all facilities of $6.0 million.
ITEM 3.	LEGAL PROCEEDINGS
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
Market Information for Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol “RGEN.”
Stockholders and Dividends
As of February 18, 2020, there were 338 stockholders of record of our common stock. We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations. Any future determination as to the payment of dividends will be at the sole discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors our Board of Directors deems relevant.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2019 regarding shares of common stock that may be issued under the Company’s equity compensation plans, consisting of the Second Amended and Restated 2001 Repligen Corporation Stock Plan, the Amended and Restated 2012 Stock Option and Incentive Plan and the 2018 Stock Option and Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,692,543	(1)	$30.81	(2)	2,555,281

(1)	Includes 957,559 shares of common stock issuable upon the exercise of outstanding options and 734,984 shares of common stock issuable upon the vesting of stock units, which include restricted stock units and performance stock units. No shares of restricted stock are outstanding.
(2)	Since stock units do not have any exercise price, such units are not included in the weighted average exercise price calculation.
Issuer Purchases of Equity Securities
In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We did not repurchase any shares of common stock during the year ended December 31, 2019. In prior years, we repurchased a total of 592,827 shares, leaving 657,173 shares remaining under this authorization.
The graph below matches Repligen Corporation’s cumulative
5-year
total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index, the NASDAQ Pharmaceutical index, and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2014 to December 31, 2019.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Repligen Corporation, the NASDAQ Composite Index,
the NASDAQ Pharmaceutical Index and the NASDAQ Biotechnology Index

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that Repligen specifically incorporates it by reference into such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data are derived from the audited consolidated financial statements of Repligen. The selected financial data set forth below should be read in conjunction with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form
10-K
(“Form
10-K”),
and in our Form
10-K’s
for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.

	For the Years Ended December 31,
	2019	2018 (1)	2017 (2)	2016	2015 (3)
	(Amounts in thousands, except per share data)
Revenue:
Product revenue	$270,097	$193,891	$141,089	$104,441	$83,537
Royalty and other revenue	148	141	147	100	—

Total revenue	270,245	194,032	141,236	104,541	83,537
Operating costs and expenses:
Cost of product revenue	119,099	86,531	67,050	47,117	35,251
Research and development	19,450	15,821	8,672	7,355	5,740
Selling, general and administrative	95,613	65,692	51,509	30,853	24,699
Contingent consideration – fair value adjustments	—	—	—	3,242	4,083

Total operating costs and expenses	234,162	168,044	127,231	88,567	69,773

Income from operations	36,083	25,988	14,005	15,974	13,764
Other expenses, net	(9,932)	(4,552)	(6,757)	(4,282)	(341)

Income before income taxes	26,151	21,436	7,248	11,692	13,423
Income tax provision (benefit)	4,740	4,819	(21,105)	11	4,078

Net income	$21,411	$16,617	$28,353	$11,681	$9,345

Earnings per share:
Basic	$0.44	$0.38	$0.74	$0.35	$0.28

Diluted	$0.44	$0.37	$0.72	$0.34	$0.28

Weighted average shares outstanding:
Basic	48,343	43,767	38,234	33,573	32,882

Diluted	49,206	45,471	39,150	34,099	33,577

	As of December 31,
	2019	2018	2017	2016	2015
	(Amounts in thousands)
Cash, cash equivalents and marketable securities (4)	$528,392	$193,822	$173,759	$141,780	$73,407
Working capital	593,515	145,897	217,571	163,078	84,471
Total assets (5)	1,400,113	774,621	743,519	288,913	146,237
Long-term obligations (5,6)	292,032	29,211	126,760	99,074	4,708
Accumulated earnings (deficit)	5,843	(15,568)	(31,508)	(59,861)	(71,542)
Total stockholders’ equity	1,059,768	615,568	591,548	168,764	122,748

(1)	Includes the full year impact of the acquisition of Spectrum Lifesciences, LLC on August 1, 2017

(2)	Includes the full year impact of the acquisition of Atoll GmbH on April 1, 2016 and the acquisition of TangenX ™ Technology Corporation on December 14, 2016.

(3)	Includes the full year impact of the acquisition of Refine Technology on June 2, 2014.

(4)	During 2019, the Company increased cash through public offerings of common stock on May 3, 2019 and July 19, 2019, which totaled aggregate net proceeds of $320.7 million. In addition, on July 19, 2019, the Company issued $287.5 million aggregate principal amount of 0.375% Convertible Senior Notes (the “2019 Notes”) due 2024 for net proceeds of $278.5 million. The Company utilized approximately $115 million of the proceeds from the issuance of the 2019 Notes to settle its outstanding 2.125% Convertible Senior Notes due 2021 (the “2016 Notes”).

(5)	As a result of the adoption of new accounting guidance on January 1, 2019, we recognized lease assets and liabilities for operating leases with terms of more than twelve months. Prior period amounts were not adjusted and continue to be reported in accordance with historic accounting policies around leases. See Note 4,
“Leases,”
included in Item 15(a)(1) of Part IV, Exhibits and Financial Statement Schedules – Financial Statements, for additional information.

(6)	Long-term obligations include the $232.8 million carrying value of the 2019 Notes as of December 31, 2019. See Note 11,
“Convertible Senior Notes,”
included in Item 15(a)(1) of Part IV, Exhibits and Financial Statement Schedules – Financial Statements, for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information pertaining to fiscal year 2017 was included in the Company’s Annual Report on Form
10-K
(“Form
 10-K”)
for the year ended December 31, 2018 on pages 30 through 43 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on March 1, 2019.
Repligen and its subsidiaries, collectively doing business as Repligen Corporation (“Repligen”, “we”, “our”, or “the Company”) is a global life sciences company that develops and commercializes highly innovated bioprocessing technology and systems that increase efficiencies and flexibility in the process of manufacturing biological drugs. As the overall market for biologics continues to grow and expand, our customers – primarily large biopharmaceutical companies and contract development and manufacturing organizations – face critical production cost, capacity, quality and time pressures. Built to address these concerns, our products helping set new standards for the way biologics are manufactured. We are committed to inspiring advances in bioprocessing as a trusted partner in the production of critical biologic drugs – including monoclonal antibodies, recombinant proteins, vaccines and gene therapies – that are improving human health worldwide.
Our Chromatography products feature
pre-packed
chromatography columns under our OPUS
®
brand. OPUS columns, which we deliver to our customers
pre-packed
with their choice of chromatography resin, are single-campaign
(“single-use”)
disposable columns that replace the use of traditional (more permanent) glass columns used in downstream purification and quality control of biological drugs. By designing OPUS columns as an advanced and flexible option for the purification of biologics from process development through clinical-scale and some commercial manufacturing, Repligen has become a leader in pre-packed
columns (“PPC”).
Our Filtration products offer a number of advantages to manufacturers of biologic drugs at volumes that span from pilot studies to clinical and commercial-scale production. XCell ATF
™
systems are alternating tangential flow (“ATF”) and used primarily in upstream perfusion (continuous manufacturing) processes to increase cell concentration and significantly improve biologic product yield from a bioreactor. To address increasing industry demand for
“plug-and-play”
technology, we developed and launched
single-use
formats of the original stainless steel XCell ATF device. In December 2016, we acquired TangenX Technology Corporation (“TangenX”), balancing our upstream XCell ATF offering with a downstream portfolio of TangenX
™
Flat Sheet Cassettes used in biologic drug purification and formulation processes. The TangenX portfolio includes the single-use
SIUS
™
TFF cassettes, providing customers with a high-performance,
low-cost
alternative to reusable TFF cassettes. We acquired Spectrum Life Sciences LLC (“Spectrum”) and its subsidiaries in August 2017 to strengthen our filtration business with the addition of a leading portfolio of Spectrum
®
Hollow Fibers. Spectrum brands include the KrosFlo
®
TFF systems with Konduit monitor and ProConnex
®
single-use,
flow-path assemblies. We also gained the Spectra/Por
®
portfolio of laboratory and process dialysis products and in 2019, we launched the SpectraFlo
™
Dynamic Dialysis Systems, and the KrosFlo
®
TFDF
™
(Tangential Flow Depth Filtration) Systems, which we believe has the potential to disrupt and displace transitional harvest clarification operations. With the acquisition of Spectrum, we substantially increased our direct sales presence in Europe and Asia, and we diversified our end markets beyond monoclonal antibodies (“mAb”) to include vaccines, recombinant proteins and gene therapies.
We are a leading supplier of Protein A affinity ligands to life sciences companies. Protein A affinity ligands are an essential “binding” component of Protein A chromatography resins used in the purification of virtually all
mAb-based
drugs on the market or in development. We manufacture multiple forms of Protein A affinity ligands under long-term supply agreements with major life sciences companies who in turn sell their Protein A chromatography resins to end users (mAb manufacturers).
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
C Technologies, Inc. Acquisition
On April 25, 2019, we entered into a Stock Purchase Agreement (“Purchase Agreement”) with C Technologies, Inc. (“C Technologies”), a New Jersey corporation, and Craig Harrison, an individual and sole stockholder of C Technologies. The deal was consummated on May 31, 2019 (the “C Technologies Acquisition”).
C Technologies sells instruments, consumables and accessories that are designed to allow bioprocessing technicians to measure the protein concentration of a liquid sample using C Technologies’ Slope Spectroscopy
®
method, which eliminates the need for manual sample dilution. C Technologies’ lead product, the SoloVPE
®
Device, was launched in 2008 for
off-line
and
at-line
protein concentration measurements conducted in quality control, process development and manufacturing labs in the production of biological therapeutics. C Technologies’ FlowVPE
®
Device, an extension of the SoloVPE technology, was designed to allow end users to make in-line
protein concentration measurements in filtration, chromatography and fill-finish applications, designed to allow for real-time process monitoring.
The C Technologies Acquisition was accounted for as a purchase of a business under Accounting Standard Codification No. (“ASC”) 805,
“Business Combinations.”
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
Critical Accounting Policies and Estimates
While our significant accounting policies are more fully described in the notes to our consolidated financial statements, we have identified the policies and estimates below as being critical to our business operations and the understanding of our results of operations. These policies require management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The impact of and any associated risks related to these policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition,” including in the “Results of Operations” section, where such policies affect our reported and expected financial results. Although we believe that our estimates, assumptions, and judgements are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
Revenue recognition
We generate revenue from the sale of bioprocessing products, equipment devices, and related consumables used with these equipment devices to customers in the life science and biopharmaceutical industries. Under ASC 606, “
Revenue from Contracts with Customers,”
revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph
606-10-32-18,
the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2019.
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
Business combinations
Amounts paid for acquisitions are allocated to the tangible and intangible assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets and deferred revenue obligations. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of comprehensive income. The fair value of contingent consideration includes estimates and judgments made by management regarding the probability that future contingent payments will be made, the extent of royalties to be earned in excess of the defined minimum royalties, etc. Management updates these estimates and the related fair value of contingent consideration at each reporting period based on the estimated probability of achieving the earnout targets and applying a discount rate that captures the risk associated with the expected contingent payments. To the extent our estimates change in the future regarding the likelihood of achieving these targets we may need to record material adjustments to our accrued contingent consideration. Changes in the fair value of contingent consideration are recorded in our consolidated statements of comprehensive income.
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
Intangible assets and goodwill
Intangible assets
Intangible assets with a definite life are amortized over their useful lives using the straight-line method and the amortization expense is recorded within cost of product revenue and selling, general and administrative expense in the consolidated statements of comprehensive income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its definite-lived intangible assets are recoverable at December 31, 2019.
Indefinite-lived intangible assets are tested for impairment at least annually. There has been no impairment of our intangible assets for the periods presented.
Goodwill
We test goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. Goodwill is tested for impairment as of December 31 st
of each year, or more frequently as warranted

by events or changes in circumstances mentioned above. Accounting guidance also permits an optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If, after this qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further quantitative testing would be necessary. A quantitative assessment is performed if the qualitative assessment results in a more likely than not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value.
As of December 31, 2018, the Company concluded that it operated as two reporting units and performed the 2018 goodwill impairment test using two reporting units. In 2019, the Company reorganized its reporting structure and changed the way the Chief Operating Decision Maker (“CODM”) views the Company’s operations and allocates its resources. As a result of the change in reporting structure in 2019, the CODM reviews consolidated results to assist with decision making. Accordingly, the Company operates as one reporting unit as of the goodwill impairment measurement date of December 31, 2019. The fair value of the reporting unit is determined using both an income approach and market approach. Our income approach model used for our reporting unit valuation is consistent with that used for our December 31, 2018 goodwill impairment valuation noted above except that cash flows from the entire business enterprise are used for the reporting unit valuation. Our market approach model estimates the fair value of the reporting unit based on market prices paid in actual precedent transactions of similar businesses and market multiples of guideline public companies.
As a result of our 2019 quantitative assessment, we concluded that goodwill is not impaired as of December 31, 2019.
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
Debt accounting
Our long-term debt balance is related to our 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”), which were issued in July 2019 and are carried at their principal amount less unamortized debt discount. We account for our convertible notes as separate liability and equity components. We estimate the carrying amount of the liability component by estimating the fair value of a similar liability that does not have an associated conversion feature. The Company allocates transaction costs related to the issuance of convertible notes to the liability and equity components using the same proportions as the initial carrying value of the convertible notes.

The carrying value of the equity component is calculated by deducting the carrying value of the liability component from the principal amount of the convertible notes as a whole. The difference represents a debt discount that is amortized to interest expense in our consolidated statement of comprehensive income over the term of the convertible notes using the effective interest rate method. We assess the equity classification of the cash conversion feature quarterly. We allocated transaction costs related to the issuance of the 2019 Notes to the liability and equity components using the same proportions as the initial carrying value of the 2019 Notes.
Stock-based compensation
We use the Black-Scholes option pricing model to calculate the fair value of stock option awards on the grant date. The expected term of options granted represents the period of time for which the options are expected to be outstanding and is derived from our historical stock option exercise experience and option expiration data. For purposes of estimating the expected term, we have aggregated all individual option awards into one group, as we do not expect substantial differences in exercise behavior among our employees. The expected volatility is a measure of the amount by which our stock price is expected to fluctuate during the expected term of options granted. We determined the expected volatility based upon the historical volatility of our common stock over a period commensurate with the option’s expected term. The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon
issues with a remaining term equal to the option’s expected term on the grant date. We have never declared or paid any cash dividends on any of our capital stock and do not expect to do so in the foreseeable future. Accordingly, we use an expected dividend yield of zero to calculate the grant-date fair value of a stock option.
The fair value of stock units, which includes restricted stock units and performance stock units, is calculated using the closing price of the Company’s common stock on the date of grant. We recognize compensation expense on awards that vest based on service conditions on a straight-line basis over the requisite service period based upon the number of options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. We recognize compensation expense on awards that vest based on performance conditions following our assessment of the probability that the performance condition will be achieved over the service period. Forfeitures represent only the unvested portion of a surrendered option. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical data, we have calculated an 8% annual forfeiture rate for non-executive
level employees, a 3% annual forfeiture rate for executive level employees, and a 0% forfeiture rate for non-employee
members of the Board of Directors, which we believe are reasonable assumptions to estimate forfeitures. However, the estimation of forfeitures requires significant judgment and, to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.
For the years ended December 31, 2019, 2018 and 2017, we recorded stock-based compensation expense of $12.8 million, $10.2 million and $6.7 million, respectively, for share-based awards granted under all of the Company’s stock plans.
As of December 31, 2019, there was $36.4 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 4.09 years. We expect 1,688,497 unvested options and stock units to vest over the next five years.
Income taxes
Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We account for uncertain tax positions using a “more-likely-
than-not”
threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate our tax position on a quarterly basis. We also accrue for potential interest and penalties related to unrecognized tax benefits in income tax expense.
In addition, we are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities. We expect future examinations to focus on our intercompany transfer pricing practices as well as other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from such examinations. We believe such estimates to be reasonable; however, the final determination of any of these examinations could significantly impact the amounts provided for income taxes in our consolidated financial statements.
Recent accounting standards update
See Note 2,
“Summary of Significant Accounting Policies – Recent Accounting Standards Updates,”
to our consolidated financial statements included in this report for more information.
Results of Operations
The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related footnotes thereto.
Revenues
Total revenues for years ended December 31, 2019, 2018, and 2017 were comprised of the following:

	For the Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:
Product	$270,097	$193,891	$141,089	$76,206	39.3%	$52,802	37.4%
Royalty and other	148	141	147	7	5.0%	(6)	(4.1%)

Total revenue	$270,245	$194,032	$141,236	$76,213	39.3%	$52,796	37.4%

Product revenues
Since 2016, we have been increasingly focused on selling our products directly to customers in the pharmaceutical industry and to our contract manufacturers. These direct sales have increased to approximately 76% of our product revenue during 2019. We expect that direct sales will continue to account for an increasing percentage of our product revenues, as the largest customer of our OEM products diversifies its supply chain starting in 2020. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

Product revenues were comprised of the following:

	For the Years Ended December 31,
	2019 (1)	2018	2017 (2)
	(Amounts in thousands)
Chromatography products	$64,635	$45,326	$36,309
Filtration products	119,534	90,586	49,050
Process analytics products	16,405	—	—
Proteins products	65,124	54,375	53,969
Other	4,399	3,604	1,761

Total product revenue	$270,097	$193,891	$141,089

(1)	2019 revenue includes process analytics revenue related to C Technologies from June 1, 2019 through December 31, 2019.

(2)	2017 revenue for filtration, chromatography and other products includes revenue related to Spectrum from August 1, 2017 through December 31, 2017.

Revenue from our chromatography products includes the sale of our OPUS chromatography columns, chromatography resins and ELISA test kits. Revenue from our filtration products includes the sale of our XCell ATF systems and consumables, KrosFlo filtration products and SIUS filtration products. Revenue from protein products includes the sale of our Protein A ligands and cell culture growth factors. Revenue from our Process Analytics products includes the sale of our SoloVPE and FlowVPE systems and consumables. Other revenue primarily consists of revenue from the sale of our operating room products to hospitals as well as freight revenue.
For 2019, product revenue increased by $76.2 million, or 39%, as compared to 2018. The increase is due to the continued adoption of our products by our key bioprocessing customers, particularly our chromatography and filtration products. Sales of our bioprocessing products are impacted by the timing of orders, development efforts at our customers or end-users
and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend. Additionally, there was a $16.4 million increase in the 2019 revenue compared to the 2018 revenue due to revenues generated by C Technologies.
For 2018, product revenue increased by $52.8 million, or 37%, as compared to 2017. The increase is due to the continued adoption of our products by our key bioprocessing customers and a full year of revenues derived from our acquisition of Spectrum in August 2017.
Royalty revenues
Royalty revenues in 2019 and 2018 relate to royalties received from a third-party systems manufacturer associated with our OPUS chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partner.

Costs and operating expenses
Total costs and operating expenses for years ended December 31, 2019, 2018 and 2017 were comprised of the following:

	For the Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Cost of product revenue	$119,099	$86,531	$67,050	$32,568	37.6%	$19,481	29.1%
Research and development	19,450	15,821	8,672	3,629	22.9%	7,149	82.4%
Selling, general and administrative	95,613	65,692	51,509	29,921	45.5%	14,183	27.5%

Total costs and operating expenses	$234,162	$168,044	$127,231	$66,118	39.3%	$40,813	32.1%

Cost of product revenue
For 2019 and 2018, cost of product revenue increased $32.6 million, or 38%, and $19.5 million, or 29%, respectively, as compared to 2018 and 2017, due primarily to the increase in revenue mentioned above. Gross margins may fluctuate in future quarters based on expected production volume and product mix.
Gross margins were 56%, 55%, and 53% for 2019, 2018 and 2017, respectively. The gross margin in 2019 includes $1.5 million of amortization on an inventory step-up
recorded in purchase accounting related to the C Technologies Acquisition. The increase in gross margins is a result of higher product revenue mentioned above offset by an increase in costs associated with additional manufacturing headcount in 2019, as compared to 2018. Gross margins may fluctuate in future quarters based on expected production volume and product mix. During 2018, gross margins increased compared to 2017 primarily due to higher product revenue.
Research and development expenses
During 2019, 2018 and 2017, research and development (“R&D”) expenses were related to bioprocessing products, including personnel, supplies and other research expenses. Due to the size of the Company and the fact that these various programs share personnel and fixed costs, we do not track all of our expenses or allocate any fixed costs by program, and therefore, have not provided historical costs incurred by project. In addition to the legacy product research and development, the current single-use
XCell ATF technology incurs expenses related to product development, sterilization, validation testing, and other research related expenses.
R&D expenses increased $3.6 million in 2019, or 23%, compared to 2018. The increase is primarily due to an increase in costs associated with an increase in R&D headcount, an increase in stock-based compensation expense resulting from the increased headcount and the higher share price period over period, and to the addition of $1.7 million of R&D expenses related to C Technologies, which was acquired in May 2019.
The increase in 2019 was partially offset by a $1.4 million decrease in R&D expense for investments made to expand our proteins product offering through our development agreement with Navigo Proteins GmbH (“Navigo”). The Company invested $1.0 million in 2019 compared to $2.4 million in 2018.
For 2018, R&D expenses increased by $7.1 million, or 82%, as compared to 2017. This increase is primarily driven by investments made during 2018 to expand our proteins product offerings through our development agreement with Navigo. Additionally, the increase is related to product development activities acquired as part of the Spectrum acquisition and increased activity in our various bioprocessing development projects.
We expect our R&D expenses in the year ending December 31, 2020 to increase in order to support new product development.

Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts, including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.
For 2019, SG&A costs increased by $29.9 million, or 46%, as compared to 2018. The increase is due to the addition of $10.9 million of SG&A costs from the acquisition of C Technologies in May 2019, as well as the continued expansion of our customer-facing activities to drive sales of our bioprocessing products, and to the continued buildout of our administrative infrastructure, primarily through increased headcount, to support expected future growth. In addition, during 2019, transaction fees related to the C Technologies Acquisition of $4.0 million were included in SG&A, for which there were no comparable costs for 2018. Sales commissions were higher in 2019 due to the increase in revenue. Stock compensation expense increased as compared to 2018 resulting from the increase in headcount and higher share prices period over period.
For 2018, SG&A costs increased by $14.2 million, or 28%, as compared to 2017. The increase is due to selling and administrative activities incurred following the Spectrum acquisition, as well as the continued buildout of our administrative infrastructure to support expected future growth and continued expansion of our customer-facing activities to drive sales of our bioprocessing products.
Other expenses, net
The table below provides detail regarding our other expenses, net:

	For the Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Investment income	$5,324	$1,895	$371	$3,429	180.9%	$1,524	410.8%
Loss on extinguishment of debt	(5,650)	—	—	(5,650)	100.0%	—	N/A
Interest expense	(9,292)	(6,709)	(6,441)	(2,583)	38.5%	(268)	4.2%
Other (expenses) income	(314)	262	(687)	(576)	(219.8%)	949	(138.1%)

Total other expenses, net	$(9,932)	$(4,552)	$(6,757)	$(5,380)	118.2. %	$2,205	(32.6%)

Investment income
Investment income includes income earned on invested cash balances. The increase of $3.4 million for 2019 and $1.5 million for 2018, as compared to 2018 and 2017 was attributable to higher average invested cash balances and higher interest rates on such invested cash balances. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.
Loss on extinguishment of debt
The $5.7 million loss on extinguishment of debt for the year ended December 31, 2019 resulted from the settlement of our outstanding 2.125% Convertible Senior Notes due 2021 (the “2016 Notes”) in the third quarter of 2019. The loss represents the difference between (i) the fair value of the liability component and (ii) the sum of the carrying value of the debt component and any unamortized debt issuance costs at the time of settlement.
Interest expense
Interest expense primarily includes interest related to our issuance of the 2016 Notes in May 2016, which were settled during the third quarter of 2019, and our issuance of 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”), which were issued in July 2019. Interest expense increased $2.6 million in 2019, as compared to

2018. Interest calculated based on the carrying value related to the 2016 Notes was $1.3 million in 2019, compared to $2.4 million in 2018. As aforementioned, the 2016 Notes were settled during July 2019. As a result, interest was no longer accrued on the 2016 Notes subsequent to their settlement. Interest calculated based on the carrying value related to the 2019 Notes for 2019 was $0.5 million and there was no comparable amount for 2018.
The amortization of the debt issuance costs on the 2016 Notes was $2.8 million for 2019, compared to $4.5 million for 2018. The decrease in this amortization is a result of the settlement of the 2016 Notes and subsequent write-off
of the remaining debt issuance costs in July 2019. Amortization of debt issuance costs on the 2019 Notes was $4.7 million in 2019. There were no comparable amounts in 2018 as the 2019 Notes were issued in July 2019.
Other (expenses) income
Changes in other (expenses) income during 2019, compared to 2018, are primarily attributable to foreign currency losses related to amounts due from non-Swedish
krona-based customers and cash balance denominated in U.S. dollars and British pounds held by Repligen Sweden AB. In addition, $0.5 million was included in other (expenses) income in 2019, which represents a bridge loan commitment fee incurred as part of the C Technologies Acquisition.
Provision for income taxes
Income tax provision for the years ended December 31, 2019, 2018 and 2017 was as follows:

	For the Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision	$4,740	$4,819	$(21,105)	$(79)	(1.6%)	$25,924	(122.8%)
Effective tax rate	18.1%	22.5%	(291.2%)

For the year ended December 31, 2019, we recorded an income tax provision of approximately $4.7 million. The effective tax rate was an income tax provision of 18.1% and is based upon the estimated taxable income for the year ending December 31, 2019 and the composition of the taxable income in different jurisdictions. The effective tax rate was lower than the U.S. statutory rate of 21% due primarily to windfall benefits on stock option exercises and the vesting of restricted stock units and to deductions related to debt extinguishment.
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
Non-GAAP
adjusted income from operations
Non-GAAP
adjusted income from operations is measured by taking income from operations as reported in accordance with GAAP and excluding acquisition and integration costs, inventory step-up
charges, intangible amortization and contingent consideration expenses booked through our consolidated statements of comprehensive income. The following is a reconciliation of income from operations in accordance with GAAP to non-GAAP
adjusted income from operations for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
	(Amounts in thousands)
GAAP income from operations	$36,083	$25,988
Non-GAAP adjustments to income from operations:
Acquisition and integration costs	12,508	2,928
Inventory step-up charges	1,483	—
Intangible amortization	13,441	10,518

Non-GAAP adjusted income from operations	$63,515	$39,434

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
non-GAAP
adjusted net income for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019		2018
	Amount	Fully Diluted Earnings per Share*	Amount	Fully Diluted Earnings per Share*
	(Amounts in thousands, except per share data)
GAAP net income	$21,411	$0.44	$16,617	$0.37
Non-GAAP adjustments to net income:
Acquisition and integration costs	13,008	0.26	2,928	0.06
Inventory step-up charges	1,483	0.03	—	—
Intangible amortization	13,441	0.27	10,518	0.23
Loss on extinguishment of debt	5,650	0.11	—	—
Non-cash interest expense	7,536	0.15	4,248	0.09
Tax effect of intangible amortization and acquisition costs	(10,003)	(0.20)	(4,204)	(0.09)

Non-GAAP adjusted net income	$52,526	$1.07	$30,107	$0.66

*	Note that earnings per share amounts may not add due to rounding.

Adjusted EBITDA
Adjusted EBITDA is measured by taking net income as reported in accordance with GAAP, excluding investment income, interest expense, taxes, depreciation and intangible amortization, and excluding acquisition and integration costs, inventory step-up
charges and contingent consideration expenses booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to adjusted EBITDA for years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
	(Amounts in thousands)
GAAP net income	$21,411	$16,617
Non-GAAP EBITDA adjustments to net income:
Investment income	(5,324)	(1,895)
Interest expense	9,292	6,709
Tax provision	4,740	4,819
Depreciation	7,317	5,213
Intangible amortization	13,551	10,565

EBITDA	50,987	42,028
Other non-GAAP adjustments:
Acquisition and integration costs	13,008	2,928
Loss on extinguishment of debt	5,650	—
Inventory step-up charges	1,483	—

Adjusted EBITDA	$71,128	$44,956

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
At December 31, 2019, we had cash and cash equivalents of $528.4 million compared to cash and cash equivalents of $193.8 million at December 31, 2018. As a result of our acquisition of C Technologies in May 2019, we are holding $9.0 million in restricted cash for compensation expense for future employment of C Technologies employees as of December 31, 2019. There were no restrictions on cash for December 31, 2018.
We acquired C Technologies on May 31, 2019 for $239.9 million in cash and shares of our common stock. The C Technologies Acquisition was funded through payment of approximately $195.0 million in cash and 779,221 unregistered shares of the Company’s common stock totaling $53.9 million.
On May 3, 2019, the Company completed a public offering in which 3,144,531 shares of its common stock, including the underwriters’ full exercise of an option to purchase up to an additional 410,156 shares, were sold to the public at a price of $64.00 per share. The total proceeds received by the Company from this offering, net of underwriting discounts and commissions and other estimated offering expenses payable by the Company, totaled approximately $189.6 million. Proceeds from this public offering were partially used to fund the C Technologies Acquisition on May 31, 2019.
On July 19, 2019, the Company completed a public offering in which 1,587,000 shares of its common stock, including the underwriters’ full exercise of an option to purchase an additional 207,000 shares, were sold to the public at a price of $87.00 per share for $131.1 million in net proceeds to the Company, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company (the “July Stock Offering”).

On July 19, 2019, the Company issued $287.5 million aggregate principal amount of 0.375% Convertible Senior Notes due 2024 (“2019 Notes”), which includes the underwriters’ exercise in full of an option to purchase an additional $37.5 million aggregate principal amount of 2019 Notes (the “Notes Offering” and, together with the July Stock Offering, the “Offerings”). The net proceeds of the Notes Offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, were $278.5 million. See Note 11,
“Convertible Senior Notes,”
included in this report
for more information on this transaction. The Company utilized a portion of the proceeds from the Offerings to settle its outstanding 2016 Notes during the third quarter of 2019. On July 16, 2019, the Company entered into separate privately negotiated agreements with certain holders of the 2016 Notes to exchange an aggregate of $92.0 million principal aggregate amount of the 2016 Notes for shares of the Company’s common stock, together with cash, in private placement transactions (the “Note Exchanges”). On July 19, 2019 and July 22, 2019, the Company used approximately $92.3 million (including $0.3 million of accrued interest) and 1,850,155 shares of its common stock valued at $161.0 million to settle the Note Exchanges for total consideration of $253.3 million, of which $163.6 million was allocated to the equity component of the 2016 Notes. The Company allocated the consideration transferred to the liability and equity components using the same proportions as the initial carrying value of the 2016 Notes. The transaction resulted in a loss on extinguishment of debt of $4.6 million in the Company’s consolidated statements of comprehensive income as of December 31, 2019.
During the fourth quarter of 2019, the closing price of the Company’s common stock did not exceed 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. Therefore, the 2019 Notes are not convertible at the option of the holders of the 2019 Notes during the first quarter of 2020 per the First Supplemental Indenture underlying the 2019 Notes. The 2019 Notes have a face value of $287.5 million and a carrying value of $232.8 million and are classified as long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2019.
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
Cash flows

	For the Years Ended December 31,			FY19 vs FY18 $ Change	FY18 vs FY17 $ Change
	2019	2018	2017
	(Amounts in thousands)
Operating activities	$67,216	$32,770	$17,451	$34,446	$15,319
Investing activities	(205,308)	(14,037)	(98,696)	(191,271)	84,659
Financing activities	484,867	3,407	129,945	481,460	(126,538)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,190)	(2,077)	2,376	(1,113)	(4,453)

Net increase in cash, cash equivalents and restricted cash	$343,585	$20,063	$51,076	$323,522	$(31,013)

Operating activities
For 2019, our operating activities provided cash of $67.2 million reflecting net income of $21.4 million and non-cash
charges totaling $46.9 million primarily related to depreciation, amortization, non-cash
interest expense, deferred taxes, loss on extinguishment of debt and stock-based compensation charges. An increase in accounts receivable consumed $7.7 million of cash and was primarily driven by the 39%
year-to-date
increase in

revenues and an increase in inventory consumed $9.3 million to support future revenue, due to the addition of C Technologies on May 31, 2019. These cash items provided by operating activities were offset by cash items used for operating activities that included an increase in accounts payable and accrued liabilities of $13.8 million due to the addition of C Technologies and a decrease in unbilled receivables of $2.1 million. The remaining cash used in operating activities resulted from unfavorable changes in various other working capital accounts.
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
Investing activities
Our investing activities consumed $205.3 million of cash during 2019. We used $182.2 million in cash (net of cash received) for the C Technologies Acquisition on May 31, 2019. Capital expenditures consumed $23.2 million as we continue to increase our manufacturing capacity worldwide. Of these expenditures, $4.7 million represented capitalized costs related to our internal-use
software.
For 2018, our investing activities consumed $14.0 million of cash, including $12.8 million for capital expenditures. Of those expenditures, $2.1 million represented capitalized costs related to our internal-use
software. In addition, a capitalized payment for developed technology of $1.3 million was paid to Navigo in 2018 to assist in expanding our proteins product offerings through a development agreement.
For 2017, our investing activities consumed $98.7 million of cash. We used $112.8 million in cash (net of cash received) for our acquisition of Spectrum. Fixed asset additions consumed $5.5 million, as we continued to increase our manufacturing capacity. Net redemptions of marketable securities provided $19.6 million of cash in 2017.
Financing activities
In 2019, cash provided by financing activities of $487.1 million included $320.7 million from the issuance of our common stock resulting from our public offerings completed in May and July 2019. In addition, in July 2019 the Company issued $287.5 million aggregate principal amount of the 2019 Notes for net proceeds of $278.5 million. Proceeds from stock option exercises during 2019 were $1.2 million. Offsetting these activities was $115.0 million of cash utilized by the Company in July 2019 to settle the 2016 Notes.
In 2018, our financing activities provided $3.4 million of cash. We received proceeds of $3.4 million from stock option exercises, partially offset by cash outlays of $11,000 related to the partial conversion of the 2016 Notes in the first quarter of 2018.
In July 2017, we received net proceeds of $129.3 million from the issuance of common stock. In May 2016, we received net proceeds of $111.1 million from the issuance of the 2016 Notes. Exercises of stock options provided cash receipts of $2.4 million and $1.8 million in 2017 and 2016, respectively. Cash payments to Atoll and Refine in 2017 totaled $5.1 million, of which $1.7 million related to the fair value of these liabilities as of the respective acquisition dates and is included as part of financing activities. Cash payments to Refine and BioFlash in 2016 totaled $4.1 million, of which $0.8 million related to the fair value of these liabilities as of the respective acquisition dates and is included as part of financing activities. The remaining amounts are included as an offset to our cash provided by operating activities.
Off-
Balance Sheet Arrangements
We do not have any special purpose entities or
off-balance
sheet financing arrangements.
Contractual Obligations
As of December 31, 2019, we had the following fixed obligations and commitments:

	Total	Less than one year	One to three years	Three to five years	Over five years
	(Amounts in thousands)
Convertible senior notes	$287,500	$—	$—	$—	$287,500
Operating lease obligations	33,469	5,175	10,139	6,939	11,216
Purchase obligations (1)	40,455	39,055	1,400	—	—

Total	$361,424	$44,230	$11,539	$6,939	$298,716

(1)	Primarily represents purchase commitments with certain vendors and open purchase orders for the procurement of raw materials for manufacturing.

The table excludes a liability for uncertain tax positions totaling $3.4 million since we cannot currently make a reliable estimate of the period in which the liability will be payable, if ever. Please see Note 8,
“Income Taxes,”
to our consolidated financial statements included in this report for more information.
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

Absent acquisitions of additional products, product candidates or intellectual property, we believe our current cash balances are adequate to meet our cash needs for at least the next 24 months. We expect operating expenses in the year ending December 31, 2020 to increase as we continue to expand our bioprocessing business. We expect to incur continued spending related to the development and expansion of our bioprocessing product lines and expansion of our commercial capabilities for the foreseeable future. Our future capital requirements may include, but are not limited to, purchases of property, plant and equipment, the acquisition of additional bioprocessing products and technologies to complement our existing manufacturing capabilities, and continued investment in our intellectual property portfolio.
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
Net Operating Loss Carryforwards
At December 31, 2019, we had net operating loss carryforwards of $0.2 million remaining. We had business tax credits carryforwards of $2.1 million available to reduce future federal income taxes, if any. The business tax credits carryforwards will continue to expire at various dates through December 2039. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service, state and foreign jurisdictions and may be limited in the event of certain changes in the ownership interest of significant stockholders.
Foreign Earnings
As of December 31, 2019, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $93.5 million. Because $58.0 million of such earnings have previously been subject to the one-time
transition tax on foreign earnings required by the 2017 Tax Act, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. At December 31, 2019, we have not provided for taxes on outside basis differences of our foreign subsidiaries, as we have the ability and intent to indefinitely reinvest the undistributed earnings of our foreign subsidiaries, and there are no needs for such earnings in the United States that would contradict our plan to indefinitely reinvest.
Effects of Inflation
Our assets are primarily monetary, consisting of cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
We have historically held investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we have been exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise. We do not have any such investments as of December 31, 2019. As a result, a hypothetical 100 basis point increase in interest rates would have no effect on our cash position as of December 31, 2019.
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
Foreign Exchange Risk
The reporting currency of the Company is U.S. dollars, and the functional currency of each of our foreign subsidiaries is its respective local currency. Our foreign currency exposures include the Swedish krona, Euro, British pound, Chinese yuan, Japanese yen, Singapore dollar, South Korean won and Indian rupee; of these, the primary foreign currency exposures are the Swedish kronor, Euro and British pound. Exchange gains or losses resulting from the translation between the transactional currency and the functional currency are included in net income. Fluctuations in exchange rates may adversely affect our results of operations, financial position and cash flows. We currently do not seek to hedge this exposure to fluctuations in exchange rates.
Although a majority of our contracts are denominated in U.S. dollars, 29% and 28% of total revenues during 2019 and 2018, respectively, were denominated in foreign currencies while 17% and 22% of our costs and expenses during 2019 and 2018, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 16% and 24% of our consolidated tangible assets were subject to foreign currency exchange fluctuations as of each of December 31, 2019 and 2018, respectively, while 5% and 6% of our consolidated liabilities were exposed to foreign currency exchange fluctuations as of each of December 31, 2019 and 2018, respectively.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established in
Internal Control – Integrated Framework
, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO).
We acquired C Technologies on May 31, 2019. The financial results of C Technologies are included in our audited consolidated financial statements as of December 31, 2019. The C Technologies business represented $261,848,000 of total assets as of December 31, 2019 and $16,410,000 of revenues for the year then ended. As this acquisition occurred in the second quarter of 2019, the scope of our assessment of our internal control over financial reporting does not include C Technologies. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.
In connection with our initiative to integrate and enhance our global information technology systems and business processes, we initiated the phased implementation of a new enterprise resource planning (“ERP”) system. The ERP system is being implemented in phases through 2020. The first phase was completed during the third quarter of 2019. As a result of this implementation, we modified certain existing internal controls over financial reporting as well as implemented new controls and procedures related to the new ERP system as of December 31, 2019.
Other than the foregoing, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule
13a-15
or Rule
15d-15
that occurred in the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Subject to the foregoing, based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form
10-K,
has issued an attestation report on our internal control over financial reporting as of December 31, 2019.
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
(c) Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Repligen Corporation:
Opinion on Internal Control over Financial Reporting
We have audited Repligen Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Repligen Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Report Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of C Technologies, Inc., which is included in the 2019 consolidated financial statements of the Company and constituted $261,848,000 of total assets as of December 31, 2019 and $16,410,000 of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of C Technologies, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 26, 2020 expressed an unqualified opinion thereon.
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
February 26, 2020

(d) Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule
13a-15
or Rule
15d-15
that occurred in the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.	OTHER INFORMATION

None.

PART III
Pursuant to General Instructions G to Form
10-K,
the information required for Part III, Items 10, 11, 12, 13 and 14, is incorporated herein by reference from the Company’s proxy statement for the 2019 Annual Meeting of Stockholders.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form
10-K:
(a) (1)
 Financial Statements
:
The financial statements required by this item are submitted in a separate section beginning on page 52 of this Report, as follows:

(a) (2)
 Financial Statement Schedules
:
None.
(a) (3)
 Exhibits
:
The Exhibits which are filed as part of this Form
10-K
or which are incorporated by reference are set forth in the Exhibit Index hereto.
EXHIBIT INDEX

Exhibit Number	Document Description
2.1
Agreement and Plan of Merger and Reorganization, dated June 22, 2017, by and among Repligen Corporation, Top Hat, Inc., Swing Time, LLC, Spectrum, Inc., and Roy T. Eddleman (filed as Exhibit 2.1 to Repligen Corporation’s Current Report on Form 8-K filed on June 23, 2017 and incorporated herein by reference).

2.2#
Stock Purchase Agreement, dated April 25, 2019, by and among Repligen Corporation, C Technologies and Craig Harrison (filed as Exhibit 2.1 to Repligen Corporation’s Current Report on Form 8-K filed on April 26, 2019 and incorporated herein by reference).

3.1
Restated Certificate of Incorporation dated June 30, 1992, as amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

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

4.4	Form of 0.375% Convertible Senior Note due 2024 (included in Exhibit 4.2).

4.5+	Description of Certain Registrant’s Securities.

10.1*	Repligen Executive Incentive Compensation Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on form 8-K filed on December 14, 2005 and incorporated herein by reference).

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

10.6
Lease Between Repligen Sweden AB (as successor-in-interest to Novozymes Biopharma Sweden AB) as Tenant and i-parken i Lund AB as Landlord, St. Lars Vag 47, 220 09 Lund, Sweden (filed as Exhibit 10.18 to Repligen Corporation’s Transition Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.7*	Repligen Corporation Amended and Restated 2012 Stock Option and Incentive Plan (filed as Exhibit 99.1 to Repligen Corporation’s Form S-8 filed on June 2, 2014 and incorporated herein by reference).

10.8*
Letter Agreement, dated as of June 10, 2014, by and between Repligen Corporation and Jon K. Snodgres (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on July 15, 2014 and incorporated herein by reference).

10.9*
Repligen Corporation Amended and Restated Non-Employee Directors’ Compensation Policy (filed as Exhibit 10.3 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference).

10.10	Form of Indemnification Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 12, 2016 and incorporated herein by reference).

10.11
Lease Agreement, dated February 6, 2018, by and between Repligen Corporation and U.S. REIF 111 Locke Drive Massachusetts, LLC (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on February 8, 2018 and incorporated herein by reference).

Exhibit Number	Document Description

10.12*
2018 Repligen Corporation Stock Option and Incentive Plan (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference).

10.13*
Letter Agreement, dated as of September 3, 2016 by and between Repligen Corporation and Ralf Kuriyel (filed as Exhibit 10.17 Repligen Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference).

10.14*
Repligen Corporation Named Executive Officer Severance and Change in Control Plan, effective as of June 13, 2019 (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on June 19, 2019 and incorporated herein by reference).

10.15*
Second Amended and Restated Employment Agreement, dated as of June 15, 2019, by and between Repligen Corporation and Tony J. Hunt (filed as Exhibit 10.2 to Repligen Corporation’s Current Report on Form 8-K filed on June 19, 2019 and incorporated herein by reference).

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.

24.1+	Power of Attorney (included on signature page).

31.1+	Rule 13a-14(a)/15d-14(a) Certification.

31.2+	Rule 13a-14(a)/15d-14(a) Certification.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

#	Confidential treatment obtained as to certain portions.

*	Management contract or compensatory plan or arrangement.

+	Filed electronically herewith.

The exhibits listed above are not contained in the copy of the Form
10-K
distributed to stockholders. Upon the request of any stockholder entitled to vote at the 2020 annual meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 41 Seyon Street, Waltham, MA 02453.
ITEM 16.	10-K SUMMARY

We may voluntarily include a summary of information required by Form
10-K
under this Item 16. We have elected not to include such summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPLIGEN CORPORATION

Date: February 26, 2020	By:	/s/ Tony J. Hunt
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

Signature	Title	Date

/s/ Tony J. Hunt Tony J. Hunt	President, Chief Executive Officer and Director (Principal executive officer)	February 26, 2020

/s/ Jon K. Snodgres Jon K. Snodgres	Chief Financial Officer (Principal financial and accounting officer)	February 26, 2020

/s/ Karen Dawes Karen Dawes	Chairperson of the Board	February 26, 2020

/s/ Nicolas M. Barthelemy Nicolas M. Barthelemy	Director	February 26, 2020

/s/ Glenn L. Cooper Glenn L. Cooper, M.D.	Director	February 26, 2020

/s/ J ohn G. Cox John G. Cox	Director	February 26, 2020

/s/ Glenn P. Muir Glenn P. Muir	Director	February 26, 2020

/s/ Thomas F. Ryan, Jr. Thomas F. Ryan, Jr.	Director	February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Repligen Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Repligen Corporation (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019 due to the adoption of ASU No.
 2016-02,
Leases (Topic 842).
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud
. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for acquisitions

Description of the Matter
During 2019, the Company completed its acquisition of C Technologies, Inc. for net consideration of $239.9 million, as disclosed in Note 3 to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Company’s accounting for its acquisition of C Technologies was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of identified intangible assets of $90.8 million, which principally consisted of customer relationships and developed technology. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used a discounted cash flow model to measure the customer relationship and developed technology intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates and operating profit margin). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We tested the Company’s controls over its accounting for acquisitions. Our tests included controls over the process supporting the recognition and measurement of consideration transferred, customer relationship, and developed technology intangible assets. We also tested management’s review of assumptions used in the valuation models.

To test the estimated fair value of the customer relationship and developed technology intangible assets, we performed audit procedures that included, among others, evaluating the Company’s selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. This includes comparing the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, to the historical results of the acquired business and to other guidelines used by companies within the same industry. We involved our valuation professionals to assist in our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates.

Issuance of Convertible Senior Notes due 2024

Description of the Matter
As described in Note 11 to the consolidated financial statements, the Company issued $287.5 million aggregate principal amount of 0.375% Convertible Senior Notes due in 2024 (“2019 Notes”). The Company accounted for the 2019 Notes as separate liability and equity components. The equity component represents an embedded conversion feature valued at issuance of the 2019 Notes at $52.1 million.

Auditing the Company’s accounting for the issuance of the 2019 Notes was complex due to the inherent estimation uncertainty in the Company’s valuation of the liability and equity components of the 2019 Notes. Management used a discounted cash flow model to estimate the value of the liability component. The inherent estimation uncertainty was primarily attributed to sensitivity of the discounted cash flow model to changes in the estimated effective yield given the quantitative significance of the transaction. Valuation of the liability component impacted the debt discount recorded at issuance, which is being amortized using the effective interest rate over the term of the 2019 Notes.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to assess and value attributed to the liability and equity components of the 2019 Notes issuance.

To test the estimated fair value of the liability and equity components, we performed audit procedures that included, among others, evaluating the Company’s selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company’s valuation professional, and evaluating the completeness and accuracy of the underlying data contained in the discounted cash flow model compared to terms contained in the 2019 Notes. These audit procedures included engaging our valuation professionals to assist in our evaluation of the methodology used by the Company and assumptions included in determination of the discount rate and discounted cash flow model. This included evaluating individual assumptions used by management and also developing an independent model. We assessed the sensitivity of the discounted cash flow model to changes in the discount rate, and resulting changes in value of the liability and equity components. We also assessed the Company’s selection of the valuation methodology, evaluated the methods and significant assumptions used by the Company’s valuation professional, and evaluated the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002
Boston, Massachusetts
February 26, 2020

REPLIGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$528,392	$193,822
Restricted cash	9,015	—
Accounts receivables, less reserve for doubtful accounts of $ 525 and $ 227 at December 31, 2019 and December 31, 2018, respectively	43,068	33,015
Royalties and other receivables	148	136
Unbilled receivables	456	2,602
Inventories, net	54,832	42,263
Prepaid expenses and other current assets	5,917	3,901

Total current assets	641,828	275,739
Property, plant and equipment, net	48,455	32,180
Intangible assets, net	212,552	135,438
Goodwill	468,413	326,735
Deferred tax assets	2,920	4,355
Operating lease right of use assets	25,707	—
Other assets	238	174

Total assets	$1,400,113	$774,621

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,425	$10,489
Operating lease liability	3,557	—
Accrued liabilities	33,331	15,865
Convertible senior notes, current portion	—	103,488

Total current liabilities	48,313	129,842
Convertible senior notes, net	232,767	—
Deferred tax liabilities	29,944	25,086
Operating lease liability, long-term	26,995	—
Other liabilities, long-term	2,326	4,125

Total liabilities	340,345	159,053

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $ 0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $ 0.01 par value; 80,000,000 shares authorized; 52,078,258 shares at December 31, 2019 and 43,917,378 shares at December 31, 2018 issued and outstanding	521	439
Additional paid-in capital	1,068,431	642,590
Accumulated other comprehensive loss	(15,027)	(11,893)
Accumulated earnings (deficit)	5,843	(15,568)

Total stockholders’ equity	1,059,768	615,568

Total liabilities and stockholders’ equity	$1,400,113	$774,621

The accompanying notes are an integral part of these consolidated financial statements.
6
6

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2019	2018	2017
Revenue:
Products	$270,097	$193,891	$141,089
Royalty and other revenue	148	141	147

Total revenue	270,245	194,032	141,236

Costs and operating expenses:
Cost of product revenue	119,099	86,531	67,050
Research and development	19,450	15,821	8,672
Selling, general and administrative	95,613	65,692	51,509

Total costs and operating expenses	234,162	168,044	127,231

Income from operations	36,083	25,988	14,005

Other (expenses) income :
Investment income	5,324	1,895	371
Loss on extinguishment of debt	(5,650)	—	—
Interest expense	(9,292)	(6,709)	(6,441)
Other (expenses) incom e	(314)	262	(687)

Other expenses, net	(9,932)	(4,552)	(6,757)

Income before income taxes	26,151	21,436	7,248
Income tax provision (benefit)	4,740	4,819	(21,105)

Net income	$21,411	$16,617	$28,353

Earnings per share:
Basic	$0.44	$0.38	$0.74

Diluted	$0.44	$0.37	$0.72

Weighted average common shares outstanding:
Basic	48,343	43,767	38,234

Diluted	49,206	45,471	39,150

Net income	$21,411	$16,617	$28,353
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,134)	(5,530)	7,381
Unrealized gain on marketable securities	—	—	5

Comprehensive income	$18,277	$11,087	$35,739

The accompanying notes are an integral part of these consolidated financial statements.
6
7

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings/(Deficit)	Total Stockholders’ Equity
	Number of Shares(#)	Par Value

Balance at December 31, 2016	33,844,074	$338	$242,036	$(13,749)	$(59,861)	$168,764
Net income	—	—	—	—	28,353	28,353
Exercise of stock options and releases of restricted stock	330,185	3	2,348	—	—	2,351
Unrealized gain on investments	—	—	—	5	—	5
Issuance of common stock pursuant to the acquisition of Spectrum Lifesciences, LLC	6,153,995	62	247,513	—	—	247,575
Payment of contingent consideration in stock	30,756	1	1,062	—	—	1,063
Proceeds from issuance of common stock, net of issuance costs of $ 8,691	3,228,069	32	129,277	—	—	129,309
Stock-based compensation expense	—	—	6,747	—	—	6,747
Translation adjustment	—	—	—	7,381	—	7,381

Balance at December 31, 2017	43,587,079	436	628,983	(6,363)	(31,508)	591,548
Net income	—	—	—	—	16,617	16,617
Issuance of common stock for debt conversion	2	0	0	—	—	0
Exercise of stock options and releases of restricted stock	330,297	3	3,415	—	—	3,418
Stock-based compensation expense	—	—	10,192	—	—	10,192
Cumulative effect of accounting changes	—	—	—	—	(677)	(677)
Translation adjustment	—	—	—	(5,530)	—	(5,530)

Balance at December 31, 2018	43,917,378	439	642,590	(11,893)	(15,568)	615,568
Net income	—	—	—	—	21,411	21,411
Issuance of common stock for debt conversion	2,316,229	23	198,734	—	—	198,757
Reduction of equity component from debt conversion, net of tax	—	—	(200,079)	—	—	(200,079)
Exercise of stock options and releases of restricted stock	339,329	3	1,164	—	—	1,167
Issuance of common stock pursuant to the acquisition of C Technologies, Inc.	779,221	8	53,930	—	—	53,938
Tax withholding on vesting of restricted stock	(5,430)	(0)	(490)	—	—	(490)
Equity component of 0.375 % senior convertible notes, net of tax	—	—	39,070	—	—	39,070
Proceeds from issuance of common stock, net of issuance costs of $ 18,607	4,731,531	48	320,665	—	—	320,713
Stock-based compensation expense	—	—	12,847	—	—	12,847
Translation adjustment	—	—	—	(3,134)	—	(3,134)

Balance at December 31, 2019	52,078,258	$521	$1,068,431	$(15,027)	$5,843	$1,059,768

The accompanying notes are an integral part of these consolidated financial statements.
6
8

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$21,411	$16,617	$28,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,868	15,778	10,507
Non-cash interest expense	7,536	4,248	3,977
Stock-based compensation expense	12,847	10,192	6,747
Deferred tax expense	(624)	71	(24,679)
Loss on extinguishment of debt	5,650	—	—
Other	663	(3)	64
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(7,726)	(6,101)	(6,888)
Royalties and other receivables	(104)	7	644
Unbilled receivables	2,146	(2,602)	—
Inventories	(9,314)	(4,042)	605
Prepaid expenses and other assets	(661)	(1,769)	(1,304)
Operating lease right of use assets	(4,662)	—	—
Accounts payable	662	2,266	807
Accrued expenses	13,096	(1,398)	(1,993)
Operating lease liability	5,447	—	—
Long-term liabilities	(19)	(494)	611

Total cash provided by operating activities	67,216	32,770	17,451

Cash flows from investing activities:
Purchases of marketable securities	—	—	(47)
Redemption of marketable securities	—	—	19,600
Additions to capitalized software costs	(4,650)	(2,147)	—
Developed technology intangible asset payment	—	(1,255)	—
Acquisition of Spectrum Lifesciences, Inc., net of cash acquired	—	—	(112,795)
Acquisition of C Technologies, Inc. net of cash acquired	(182,154)	—	—
Purchases of property, plant and equipment	(18,504)	(10,635)	(5,454)
Total cash used in investing activities	(205,308)	(14,037)	(98,696)
Cash flows from financing activities:
Proceeds from issuance of senior convertible notes, net of issuance costs	278,466	—	—
Proceeds from issuance of common stock, net of issuance costs	320,713	—	129,309
Exercise of stock options	1,167	3,418	2,351
Repayment of senior convertible notes	(114,989)	(11)	—
Payment of tax withholding obligation on vesting of restricted stock	(490)	—	(1,715)
Total cash provided by financing activities	484,867	3,407	129,945
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,190)	(2,077)	2,376
Net increase in cash, cash equivalents and restricted cash	343,585	20,063	51,076
Cash, cash equivalents and restricted cash, beginning of period	193,822	173,759	122,683
Cash, cash equivalents and restricted cash, end of period	$537,407	$193,822	$173,759
Supplemental disclosure of cash flow information:
Income taxes paid	$6,505	$4,046	$4,021
Interest paid	$1,484	$2,444	$2,444
Supplemental disclosure of non-cash investing and financing activities:
Assets ac quired under operating leases	8,663	—	—
Fair value of 2,316,229 shares of common stock issued for conversion of convertible notes	$198,757	$—	$—
Fair value of common stock issued for acquisition of C Technologies, Inc.	$53,938	$—	$—
Non-cash effect of adoption of ASU 2016-16	$—	$5,609	$—
Property, plant and equipment related to lease incentives	$—	$2,270	$—
Fair value of common stock issued for acquisition of Spectrum, Inc.	$—	$—	$247,575
Payment of contingent consideration in common stock	$—	$—	$1,063
Business Acquisitions:
Fair value of tangible assets acquired	$30,756	$—	$19,709
Fair value of accounts receivable	3,044	—	5,075
Fair value of other assets	3,929	—	1,718
Deferred tax assets, net	895	—	—
Liabilities assumed	(35,383)	—	(7,698)
Fair value of stock issued	(53,938)	—	(247,575)
Cost in excess of fair value of assets acquired (Goodwill)	142,021	—	265,519
Acquired identifiable intangible assets	90,830	—	120,080
Deferred tax liabilities, net	—	—	(43,608)
	182,154	—	113,220
Less working capital adjustment	—	—	(425)
Net cash paid for business acquisitions	$182,154	$—	$112,795

The accompanying notes are an integral part of these consolidated financial statements.
6
9

REPLIGEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Organization and Nature of Business
Repligen Corporation (NASDAQ:RGEN) is a global life sciences company that develops and commercializes highly innovative bioprocessing technologies and systems that increase efficiencies and flexibility in the process of manufacturing biological drugs. The Company’s franchises include Chromatography (OPUS
®
Columns, chromatography resins, ELISA kits), Filtration (XCell ATF
™
systems, TangenX
™
SIUS
™
flat sheet cassettes, Spectrum
®
Hollow Fibers, KrosFlo
®
Systems and ProConnex
®
single-use
flow path assemblies), Process Analytics (SoloVPE
®
and FlowVPE
®
), and Proteins (Protein A affinity ligands and cell culture growth factors). The Company’s bioprocessing products are sold to major life sciences companies, biopharmaceutical development companies and contract manufacturing organizations worldwide. The Company operates under one reportable segment. The Company’s chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. See Note 2,
“Summary of Significant Accounting Policies – Segment Reporting,”
for more information on the Company’s segment.
Repligen’s corporate headquarters is in Waltham, Massachusetts (USA) and its manufacturing facilities are located in Waltham, Massachusetts; Marlborough, Massachusetts, Rancho Dominguez, California; Irving, Texas; Bridgewater, New Jersey; Lund, Sweden; and Weingarten, Germany.
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
Significant estimates and assumptions by management affect the Company’s revenue recognition for multiple element arrangements, allowance for doubtful accounts, the net realizable value of inventory, valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, stock-based compensation, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance.
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Repligen Sweden AB, Repligen GmbH, Spectrum
®
LifeSciences LLC and its subsidiaries (“Spectrum,” acquired on August 1, 2017), C Technologies, Inc. (“C Technologies,” acquired on May 31, 2019), and Repligen

Singapore Pte. Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year balances have changed to reflect current year presentation.
Foreign Currency
The Company translates the assets and liabilities of its foreign subsidiary at rates in effect at the end of the reporting period. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments, including adjustments related to the Company’s intercompany loan with Repligen Sweden AB and Repligen Sweden AB’s intercompany loan with Repligen GmbH, are remeasured at each period end and included in accumulated other comprehensive loss.
R
evenue Recognition
We generate revenue from the sale of bioprocessing products, equipment devices, and related consumables used with these equipment devices to customers in the life science and biopharmaceutical industries. Under Accounting Standard Codification No. (“ASC”) 606, “
Revenue from Contracts with Customers,”
revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph
606-10-32-18,
the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2019.
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
7
1

have not already been disclosed in the consolidated financial statements. A loss of certain suppliers could temporarily disrupt operations, although alternate sources of supply exist for these items. The Company has mitigated these risks by working closely with key suppliers, identifying alternate sources and developing contingency plans.
Cash, Cash Equivalents and Restricted Cas
h
Cash and cash equivalents include cash on hand and on deposit. Highly liquid investments in money market mutual funds with an original maturity of three months or less are classified as cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Restricted cash represents cash that is restricted as to withdrawal or usage. In connection with the Company’s acquisition of C Technologies on May 31, 2019, cash is being held and is due to employees based on their continued employment with the Company one year after the date of the close of the acquisition. As of December 31, 2019, $9.0 million, which represents this amount due to employees, is being carried as restricted cash on the Company’s consolidated balance sheet
.
The Company adopted Accounting Standard Update No. (“ASU”)

2016-18,

“Statement of Cash Flows (Topic 230): Restricted Cash,”

on January 1, 2018, which changed the presentation of the Company’s consolidated statements of cash flows and related disclosures for all periods presented.
Accordingly, the following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in the Company’s consolidated statements of cash flows for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Cash and cash equivalents	$528,392	$193,822	$173,759
Restricted cash	9,015	—	—

Total cash, cash equivalents, and restricted cash	$537,407	$193,822	$173,759

There were no realized gains or losses on investments for the years ended December 31, 2019, 2018 and 2017.
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
7
2

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
As of December 31, 2019 and 2018, cash and cash equivalents on the Company’s consolidated balance sheets included $
415.6
million and $126.6 million, respectively, in money market account
s
. These funds are valued on a recurring basis using Level 1 inputs.
In July 2019, the Company issued $287.5 million aggregate principal amount of the Company’s 0.375% Convertible Senior Notes due
July 15, 2024
(the “2019 Notes”). Interest is payable
semi-annually
in arrears on January 15 and July 15 of each year. The 2019 Notes will mature on July 15, 2024 unless earlier converted or repurchased in accordance with their terms. As of December 31, 2019, the carrying value of the 2019 Notes was $232.8 million, net of unamortized discount, and the fair value of the 2019 Notes was $296.1 million. The fair value of the 2019 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2019 Notes as of December 31, 2019. The 2019 Notes are discussed in more detail in Note 11,
“Convertible Senior Notes
,
”
to these consolidated financial statements.
There were no remeasurements to fair value during the year ended December 31, 2019 of financial assets and liabilities that are not measured at fair value on a recurring basis.
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
Lease Accounting
The Company adopted ASU 2016-02,
“Leases (Topic 842)
” (“ASC 842”) as of January 1, 2019. Under ASC 842, the Company determines whether the arrangement contains a lease at the inception of an arrangement. If a lease is identified in an arrangement, the Company recognizes a right-of-use asset and liability on its consolidated balance sheet and determines whether the lease should be classified as a finance or operating lease. The Company does not recognize assets or liabilities for leases with lease terms of less than 12 months.
A lease qualifies as a finance lease if any of the following criteria are met at the inception of the lease: (i) there is a transfer of ownership of the leased asset to the Company by the end of the lease
term, (ii) the Company holds
 7
3

an option to purchase the leased asset that it is reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the leased asset, (iv) the present value of the sum of lease payments equals or exceeds substantially all of the fair value of the leased asset, or (v) the nature of the leased asset is specialized to the point that it is expected to provide the lessor no alternative use at the end of the lease term. All other leases are recorded as operating leases.
Finance and operating lease assets and liabilities are recognized at the lease
commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the rate implicit is not readily determinable, the Company utilizes its incremental borrowing rate at the lease commencement date. Operating lease assets are further adjusted for prepaid or accrued lease payments. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease
payments are bifurcated into (i) a portion that is recorded as imputed interest expense and (ii) a portion that reduces the finance liability associated with the lease.
The Company does not separate lease and non-lease components when determining which lease payments to include in the calculation of its lease assets and liabilities. Variable lease payments are expensed as incurred. If a lease includes an option to extend or terminate the lease, the Company reflects the option in the lease term if it is reasonably certain it will exercise the option.
Finance leases are recorded in property, plant and equipment, net, other current liabilities and long-term finance lease liabilities and operating leases are recorded in operating lease right of use assets, operating lease liability and operating lease liability, long-term on the Company’s consolidated balance sheet.

Certain of the Company’s operating leases where the Company is the lessee provide for minimum annual payments that increase over the life of the lease. Some of these leases include obligations to pay for other services, such as operations and maintenance. For leases of property, the Company accounts for these other services as a component of the lease. The aggregate minimum annual payments are expensed on the straight-lined basis beginning when the Company takes possession of the property and extending over the term of the related lease, including renewal options when the exercise of the option is reasonably assured as an economic penalty may be incurred if the option is not exercised. The Company also accounts in its straight-line computation for the effect of any “rental holidays.”
Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of the fixed lease payments, reduced by landlord incentives using a discount rate based on similarly secured borrowings available to the Company. Most of the leases do not provide implicit interest rates and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on lease term and currency in which the lease payments are made.
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
7
4

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
Property, Plant & Equipment
Property, plant & equipment is recorded at cost less allowances for depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the asset as follows
:

Classification	Estimated Useful Life
Buildings	Thirty years
Leasehold improvements	Shorter of the term of the lease or estimated useful life
Equipment	Three to twelve years
Furniture, fixtures and office equipment	Three to eight years
Computer hardware and software	Three to five years or estimated useful life
Upon disposal of Property, plant & equipment, the cost of the asset and the accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings. Fully depreciated assets are not removed from the accounts until they are physically disposed
of.
Earnings Per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of restricted stock awards and the incremental common shares issuable upon the exercise of stock options and warrants. Under the treasury stock method, unexercised
“in-the-money”
stock options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. In periods when the Company has a net loss, stock awards are excluded from the calculation of earnings per share as their inclusion would have an antidilutive effect.

A reconciliation of basic and diluted share amounts is as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(Amounts in thousands, except per share data)
Net income	$21,411	$16,617	$28,353

Weighted average shares used in computing net income per share - basic	48,343	43,767	38,234
Effect of dilutive shares:
Stock options and restricted stock awards	864	581	441
Convertible senior notes	—	1,123	475

Dilutive potential common shares	864	1,704	916

Weighted average shares used in computing net income per share - diluted	49,206	45,471	39,150

Earnings per share:
Basic	$0.44	$0.38	$0.74

Diluted	$0.44	$0.37	$0.72

At December 31, 2019, there were outstanding options to purchase 957,559 shares of the Company’s common stock at a weighted average exercise price of $30.81 per share and 734,984 shares of common stock issuable upon the vesting of stock units

which include restricted stock units and performance stock units.
 For the year ended December
31
,
2019
,
104,316
shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore, anti-dilutive
.
At December 31, 2018, there were outstanding options to purchase 998,226 shares of the Company’s common stock at a weighted average exercise price of $27.54 per share and 705,413 shares of common stock issuable upon the vesting of stock units.

For the year ended December 31, 2018,
479,854
shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore, anti-dilutive.
At December 31, 2017, there were outstanding options to purchase 734,940 shares of the Company’s common stock at a weighted average exercise price of $20.80 per share and
505,235
shares of common stock issuable upon the vesting of

stock units.

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
Subsection
10-45-44,
to determine the diluted weighted average shares outstanding as it relates to the conversion spread on its convertible notes. Accordingly, the par value of the Convertible Notes is not included in the calculation of diluted income per share, but the dilutive effect of the conversion premium is considered in the calculation of diluted net income per share using the treasury stock method. The dilutive impact of the Convertible Notes is based on the difference between the Company’s current period average stock price and the conversion price of the convertible notes, provided there is a premium. Pursuant to this accounting standard, there is no dilution from the accreted principal of the Conver tible
Notes. The dilutive effect of the conversion premium included in the calculation of diluted earnings per share was 0

shares
, 1,123,139
shares

and 474,923
shares
for the years ended December 31, 2019, 2018 and 2017
, respectively
.

Segment Reporting
The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment
 and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company.
The following table represents product revenues by product line:

	For the Years Ended December 31,
	2019 (1)	2018	2017 (2)
	(Amounts in thousands)
Chromatography products	$64,635	$45,326	$36,309
Filtration products	119,534	90,586	49,050
Process analytics products	16,405	—	—
Protein s products	65,124	54,375	53,969
Other	4,399	3,604	1,761

Total product revenue	$270,097	$193,891	$141,089

(1)	2019 revenue for process analytics products includes revenue related to C Technologies from May 31, 2019 through December 31, 2019.

(2)	2017 revenue for filtration, chromatography and other products includes revenue related to Spectrum from August 1, 2017 through December 31, 2017.

Revenue from chromatography products includes the OPUS chromatography PPCs, chromatography resins and ELISA test kits. Revenue from filtration products includes the XCell ATF systems and consumables as well as the KrosFlo and SIUS filtration products. Revenue from process analytics products includes the SoloVPE and FlowVPE devices. Revenue from protein products includes the Protein A affinity ligands and cell culture growth factors. Other revenue primarily consists of revenue from the sale of operating room products to hospitals as well as freight revenue.
The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	For the Years Ended December 31,
	2019	2018	2017
Revenue by customers’ geographic locations:
North America	51%	48%	43%
Europe	37%	40%	46%
APAC	12%	12%	11%
Other	0%	0%	0%

Total revenue	100%	100%	100%

The following table represents the Company’s total assets by geographic area:

	December 31,
	2019	2018
	(Amounts in thousands)
Total assets by geographic locations:
North America	$1,260,217	$665,833
Europe	133,599	104,750
APAC	6,297	4,038

Total assets by geographic location	$1,400,113	$774,621

The following table represents the Company’s long-lived assets by geographic area:

	December 31,
	2019	2018
	(Amounts in thousands)
Long-lived assets by geographic locations:
North America	$66,756	$26,344
Europe	6,775	5,162
APAC	869	848

Total long-lived assets by geographic location	$74,400	$32,354

Concentrations of Credit Risk and Significant Customers
Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings and credit exposure to any one issue, issuer (with the exception of U.S. treasury obligations) and type of instrument is limited. At December 31, 2019 and 2018, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.
Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off
of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition
.
Revenue from significant customers that represent 10% or more of the Company’s total revenue is as follows:

	For the Years Ended December 31,
	2019	2018	2017
MilliporeSigma	13%	15%	18%
GE Healthcare	12%	15%	21%

Significant accounts receivable balances representing 10% or more of the Company’s total trade accounts receivable and royalties and other receivable balances are as follows:

	December 31,
	2019	2018
GE Healthcare	18%	17%
MilliporeSigma	N/A	11%

Business Combinations, Goodwill and Intangible Assets
Business Combinations
Total consideration transferred for acquisitions is allocated to the assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets and deferred revenue. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, that the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of comprehensive income. Any excess of the fair value of the net tangible and intangible assets acquired over the purchase price is recognized in the consolidated
statements of comprehensive income. The fair value of contingent consideration includes estimates and judgments made by management regarding the probability that future contingent payments will be made and the extent of royalties to be earned in excess of the defined minimum royalties. Management updates these estimates and the related fair value of contingent consideration at each reporting period. Changes in the fair value of contingent consideration are recorded in the consolidated statements of comprehensive income.
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

Goodwill
Goodwill is not amortized and is reviewed for impairment at least annually at the reporting unit level. As of December 31, 2018, the Company concluded that it operated as two reporting units and performed the 2018 goodwill impairment test using two reporting units.
In 2019, the Company reorganized its reporting structure and changed the way the CODM views the Company’s operations and allocates its resources. Accordingly, the Company operates as one reporting unit as of the goodwill impairment measurement date of December 31, 2019. There was no impairment to goodwill at December 31, 2019 and 2018. There were no goodwill impairment charges during the years ended December 31, 2019, 2018 and 2017.
Intangible Assets
Intangible assets with a definite life are amortized over their useful lives using the straight-line method and the amortization expense is recorded within cost of product revenue and selling, general and administrative expense in the consolidated

statements of comprehensive income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its definitive-lived intangible assets are recoverable at December 31, 2019.
Indefinite-lived intangible assets are reviewed for impairment at least annually. There has been no impairment of our intangible assets for the periods presented.
Stock Based Compensation
The Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award and recognizes it as expense over the employee’s requisite service period on a straight-line basis. The
7
9

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
Estimated forfeiture rates
– The Company has applied, based on an analysis of its historical forfeitures, annual forfeiture rates of 8% for awards granted to non-executive
level employees, 3% for awards granted to executive level employees and 0% for awards granted to non-employee
members of the Board of Directors to all unvested stock options as of December 31, 2019. The Company reevaluates this analysis periodically and adjusts these estimated forfeiture rates as necessary. Ultimately, the Company will only recognize expense for those shares that vest.
Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2019, 2018 and 2017 was $0.1 million, $0.2 million and $0.2 million, respectively.

Recent Accounting Standards Updates
The Company considers the applicability and impact of all Accounting Standards Updates on its consolidated financial statements. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position or results of operations. Recently issued Accounting Standards Updates which the Company believes may be applicable are as follows:
Recently Issued Accounting Standard Updates – Not Yet Adopted
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU
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
,
”
including the consideration of costs and benefits. The amendments become effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2020 and expects there to be no material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU
2018-15,
“Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.”
ASU
2018-15
aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software (and hosting arrangements that include an
internal-use
software license). The guidance also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The guidance becomes effective for the Company in the year ending December 31, 2020 and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2020 and expects there to be no material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU
2016-13,
“
Financial Instruments-Credit Losses (Topic 326).”
ASU
2016-13
significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU
2016-13
replaces the existing incurred

loss
model
with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most
financial assets and certain other instruments, including short-term trade receivables and contract assets, and expands disclosure requirements for credit quality of financial assets. ASU
2016-13
becomes effective for the Company in the year ending December
31
,
2020
, including interim periods. Early adoption is permitted. The Company will adopt this guidance in the first quarter of
2020
. The Company continues to assess all potential impacts that the adoption of this guidance will have on its consolidated financial statements and is continuing to finalize its calculations for credit losses. Based on the composition of the Company’s investment portfolio, accounts receivable, current market conditions and historical credit loss activity, the Company does not expect there to be a material impact on its consolidated
financial position, results of operations or cash flows.
In December 2019, the FASB issued ASU
2019-12,
“
Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.”
ASU
2019-12
simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, including, but not limited to, the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, the exceptions related to the recognition of a deferred tax liability related to an equity method investment and the exception to methodology for calculating income taxes in an interim period when a year-to-date
loss exceeds the anticipated loss for the year. ASU
2019-12
becomes effective for the Company in the year ended December 31, 2021, including interim periods. Early adoption is permitted. The Company is currently assessing the potential impact of the adoption of ASU
2019-12
on its consolidated financial statements.
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
which did not require the recognition of operating lease liabilities on the consolidated balance sheet, and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases, which is determined at the inception of the lease. The lease classification affects the expense recognition in the consolidated statements of comprehensive income. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. Therefore, there is no significant difference in the Company’s results of operations presented in its consolidated statements of comprehensive income for each period presented. The Company also elected under the package of practical expedients, to combine lease and non-lease
components and not to record leases with an initial term of 12 months or less on the consolidated balance sheet. The Company adopted ASC 842 using the optional transition method for all leases existing at January 1, 2019. The adoption had a substantial impact on the Company’s consolidated balance sheet. The most significant impact was the recognition of the operating lease ROU assets and lease liabilities for operating leases. Upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and the Company recorded ROU assets of $17.0 million and lease liabilities of $21.0 million, before considering deferred taxes. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using the Company’s incremental borrowing rate at the effective date January 1, 2019. The difference between the ROU assets and the lease liabilities is due to $4.0 million of unamortized lease incentives and deferred rent at the Company’s Marlborough and Waltham facilities as of December 31, 2018. There was no impact to the

Company’s
beginning retained
earnings
upon adoption of ASC 842. See Note 4,
“Leases,”
below for more
information
on the Company’s adoption of ASC 842.
3.	Acquisitions
C Technologies
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
®
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
. The C Technologies Acquisition was funded through payment of $195.0 million in cash, $186.0 million of which is consideration transferred pursuant to ASC 805, $9.0 million of which will be compensation expense for future employment, and
t
he issuance of
779,221 unregistered shares of the Company’s common stock totaling $53.9 million for a total purchase price of $239.9 million. Under the acquisition method of accounting, the assets of C Technologies were recorded as of the acquisition date, at their respective fair values, and consolidated with those of Repligen. The fair value of the net tangible assets acquired was
$7.1 million, the fair value of the intangible assets acquired was
$90.8 million, and the residual goodwill
was
$142.0 million.

The consideration and purchase price information has been prepared using a valuation that
 required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that Repligen believes to be reasonable
;

h
owever, actual results may differ from these estimates.

Total consideration transferred is as follows (amounts in thousands):

Cash consideration	$185,949
Equity consideration	53,938

Fair value of net assets acquired	$239,887

Acquisition
-
related costs are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred $4.0 million in transaction costs in 2019. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of comprehensive income. In connection with the transaction, an additional $9.0 million in cash will be due to employees based on their continued employment with the Company one year after the date of the close of the C Technologies
Acquisition. For the year ended December 31, 2019, the Company recognized $5.2 million of compensation expense associated with this amount due to employees.
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

Cash and cash equivalents	$3,795
Restricted cash	26,933
Accounts receivable	3,044
Inventory	3,783
Prepaid expenses and other current assets	93
Fixed assets	40
Operating lease right of use asset	3,836
Customer relationships	59,680
Developed technology	28,920
Trademark and tradename	1,570
Non-competition agreements	660
Goodwill	142,021
Deferred taxes	895
Accounts payable	(436)
Accrued liabilities	(2,474)
Accrued bonus	(26,928)
Deferred revenue	(1,709)
Operating lease liability	(51)
Operating lease liability, long-term	(3,785)

Fair value of net assets acquired	$239,887

Acquired Goodwill
The goodwill of $142.0
 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes. Pursuant to the Company’s business combination accounting policy included in Note 2,
“Summary of Significant Accounting Policies – Business Combinations, Goodwill and Intangible Assets,”
the Company recorded goodwill adjustments for the effects on goodwill of changes to net assets acquired during the period that such change is identified, provided that any such change is within the measurement period (up to one year from the date of the acquisition). In December 2019, the Company recorded a deferred tax asset for the C Technologies Acquisition of
$0.9
million as an adjustment to goodwill.
Intangible Assets
The following table sets forth the components of the identified intangible assets associated with the C Technologies Acquisition and their estimated useful lives:

	Useful life	Fair Value
		(Amounts in thousands)
Customer relationships	17 years	$59,680
Developed technology	18 years	28,920
Trademark and tradename	20 years	1,570
Non-competition agreements	4 years	660

Total		$90,830

Revenue, Net Income and Pro Forma Presentation
The Company recorded revenue from C Technologies of $
16.4
million and a net loss of $7.4 million from May 31, 2019, the date of acquisition, to December 31, 2019. The Company has included the operating results of C Technologies in its consolidated statements of comprehensive income since the May 31, 2019 acquisition date. The following pro forma financial information presents the combined results of operations of Repligen and C Technologies as if the acquisition had occurred on January 1, 2018 after giving effect to certain pro forma adjustments. These pro forma adjustments include amortization expense on the
acquired identifiable intangible assets, adjustments to stock-based compensation expense
for equity compensation issued to C Technologies employees and the income tax effect of the adjustments made. In addition, acquisition-related transaction costs and an
accounting adjustment to record inventory at fair value were excluded from pro forma net income in 2019.
The following pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on January 1, 2018 or of future results:

	December 31,
	2019	2018
	(Amounts in thousands, except per share data)
Total revenue	$279,434	$217,739
Net income	$23,394	$21,195
Earnings per share:
Basic	$0.48	$0.44

Diluted	$0.48	$0.43

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
Spectrum is a diversified filtration company with a differentiated portfolio of hollow fiber (“HF”) cartridges, benchtop to commercial scale filtration and perfusion systems and a broad portfolio of disposable and single-use
solutions. Spectrum’s products are primarily used for the filtration, isolation, purification and concentration of monoclonal antibodies, vaccines, recombinant proteins, diagnostic products and cell therapies where the Company offers both standard and customized solutions to its bioprocessing customers.
Spectrum’s filtration products include its KrosFlo line of hollow fiber cartridges, TFF systems and single-use
flow path consumables, as well as its Spectra/Por
®
portfolio of laboratory dialysis products and its ProConnex
single-use
hollow fiber
Module-Bag-Tubing
sets. Outside of filtration, Spectrum products include Spectra/Chrom
®
liquid chromatography products for research applications. These bioprocessing products account for the majority of Spectrum revenues. Spectrum also offers a line of operating room products.
Consideration Transferred
The Company accounted for the Spectrum Acquisition as a purchase of a business under ASC 805,
“Business Combinations.”
The Spectrum Acquisition was funded through payment of $122.9 million in cash, the issuance of
6,153,995
unregistered shares of the Company’s common stock totaling $
247.6
 million and a working capital adjustment of $
0.4
 million for a total purchase price of $
370.9
 million. Under the acquisition method of accounting, the assets of Spectrum were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net assets acquired was $
370.9
 million.
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

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred $2.9 million and $7.1 million in integration costs related to the Spectrum Acquisition in 2018 and 2017, respectively. These costs are primarily included in selling, general and administrative expenses in the consolidated statements of comprehensive income.

Revenue, Net Income and Pro Forma Presentation
The Company recorded revenue from Spectrum of $19.4 million from August 1, 2017 through December 31, 2017. The Company has included the operating results of Spectrum in its consolidated statements of comprehensive income since the August 1, 2017 acquisition date. The following table presents unaudited supplemental pro forma information as if the Spectrum Acquisition had occurred as of January 1, 2017 (amounts in thousands, except per share data):

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
The Company is a lessee under leases of manufacturing facilities, office spaces, machinery, certain office equipment, vehicles and information technology equipment. A majority of the Company’s leases are operating leases with remaining lease terms between two months and 11 years. Finance leases are immaterial to the Company’s consolidated financial statements. The Company determines if an arrangement qualifies as a lease and what type of lease it is at inception. The Company elected the package of practical expedients permitted under the transition guidance within the new lease standard, which among other things, allowed it to continue to account for existing leases based on the historical lease classification. The Company also elected the practical expedients to combine lease and non-lease
components and to exclude right of use assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet.
Some of the lease agreements the Company enters into include Company options to either extend and/or early terminate the lease, the costs of which are included in the Company’s operating lease liabilities to the extent that such options are reasonably certain of being exercised. Leases with renewal options allow the Company to extend the lease term typically between 1 and 5 years per option, some of its leases have multiple options to extend.

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
As of December 31, 2019, operating lease right of use assets were $25.7 million and operating lease liabilities were $30.6 million. Two material leases, as defined under ASC 842, to expand the Company’s
facility in Waltham, Massachusetts commenced during the third quarter of 2019. As a result, the operating right of use asset and operating lease liability balances increased by a total of $6.1 million on their commencement dates. Amounts related to financing leases were immaterial. The maturity of the Company’s operating lease liabilities as of December 31, 2019 are as follows (amounts in thousands):

As of December 31, 2019	Amount
2020	$3,692
2021	5,812
2022	4,830
2023	3,911
2024	3,514
2025 and thereafter	16,511

Total future minimum lease payments	38,270
Less: amount of lease payment representing interest	7,718

Total operating lease liabilities	$30,552

Total operating lease liabilities is included on the Company’s consolidated balance sheet is as follows (amounts in thousands):

As of December 31, 2019
Operating lease liability	$3,557
Operating lease liability, long-term	26,995

Minimum operating lease payments	$30,552

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. For the year ended December 31, 2019, total lease cost is comprised of the following:

Year Ended
Lease Cost	December 3 1 , 2019
(Amounts in thousands)
Operating lease cost	$4,480
Variable operating lease cost	1,480

Lease cost	$5,960

The following information represents supplemental disclosure for the consolidated statements of cash flows related to operating leases (amounts in thousands):

Year Ended
December 31, 2019
Operating cash flows from operating leases	$(4,004)

Most of the leases do not provide implicit interest rates and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on lease term and currency in which the lease payments are made.
The weighted average remaining lease term and the weighted average discount rate used to measure the Company’s operating lease liabilities as of December 31, 2019 were:

Weighted average remaining lease term (years)	8.05
Weighted average discount rate	4.91%

5.	Revenue Recognition
Adoption of ASC Topic 606, Revenue from Contracts with Customers
The Company adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with the practical expedient in paragraph ASC
606-10-65-1
-(f)-4,
which did not have a material effect on the cumulative impact of adopting ASC 606. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The impact to the Company’s consolidated financial statements as a result of applying ASC 606 was immaterial. Deferred revenue resulting from contracts with customers is included in accrued expenses on the Company’s consolidated balance sheets.
Disaggregation of Revenue
Revenue for the years ended December 31, 2019, 2018 and 2017 was as follows (amounts in thousands, except percentages):

	For the Years Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Product r evenue	$270,097	$193,891	$141,089
Royalty and other income	148	141	147

Total revenue	$270,245	$194,032	$141,236

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
above.
Revenue from significant customers is as follows (amounts in thousands):

	For the Years Ended December 31,
	2019	2018	2017
MilliporeSigma	$36,190	$29,843	$25,061
GE Healthcare	$31,441	$29,616	$30,150

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
Filtration Products
The Company’s filtration products generate revenue through the sale of KrosFlo HF TFF membranes and modules, ProConnex single-use
flow path assemblies, flat sheet TFF cassettes and hardware, and XCell ATF devices and related consumables.
The Company markets its portfolio of HF filtration solutions, including our KrosFlo TFF Systems with Konduit monitor and the ProConnex line of single-use
flow path assemblies which were acquired as part of the acquisition of Spectrum LifeSciences, LLC (the “Spectrum Acquisition”). These products are used in the filtration, isolation, purification and concentration of biologics and diagnostic products. Sales of large-scale systems generally include components and consumables as well as training and installation services at the request of the customer. Because the initial sale of components and consumables are necessary for the operation of the system, such items are combined with the systems as a single performance obligation. Training and installation services do not significantly modify or customize these systems and therefore represent a distinct performance obligation.

The Company’s other filtration product offerings are not highly interdependent of one another and are therefore considered distinct products that represent separate performance obligations. Revenue on these products is generally recognized at a point in time upon transfer of control to the customer. The Company invoices the customer for the installation and training services in an amount that directly corresponds with the value to the customer of the Company’s performance to date; therefore, revenue recognized is based on the amount billable to the customer in accordance with the practical expedient under ASC
606-10-55-18.

The Company also markets flat sheet TFF cassettes and hardware. TFF is a rapid and efficient method for separation and purification of biomolecules that is widely used in laboratory, process development and process scale applications in biopharmaceutical manufacturing. The Company’s single-use
SIUS
TFF cassettes and hardware are not highly interdependent of one another and are therefore considered distinct products that represent separate performance obligations. Product revenue from the sale off SIUS TFF Cassettes and hardware is generally recognized at a point in time upon transfer of control to the customer.
The Company also markets the XCell ATF system, a technologically advanced filtration device used in upstream processes to continuously remove cellular metabolic waste products during the course of a fermentation run, freeing healthy cells to continue producing the biologic drug of interest. XCell ATF systems typically include a filtration system and consumables (i.e., tube devices, metal stands) as well as training and installation services at the request of the customer. The filtration system and consumables are considered distinct products and therefore represent separate performance obligations. First time purchasers of the systems typically purchase a controller that is shipped with the tube device(s) and metal stand(s). The controller is not considered distinct as it is a proprietary product that is highly interdependent with the filtration system; therefore, the controller is combined with the filtration system and accounted for as a single performance obligation. The training and installation services do not significantly modify or customize the XCell ATF system and therefore represent a distinct performance obligation. XCell ATF system product revenue related to the filtration system
(including the controller if applicable) and consumables is generally recognized at a point in time upon transfer of control to the customer. XCell ATF system service revenue related to training and installation services is generally recognized over time, as the customer simultaneously receives and consumes the benefits as the Company performs. The Company invoices the customer for the installation and training services in an amount that directly corresponds with the value to the customer of the Company’s performance to date; therefore, revenue recognized is based on the amount billable to the customer in accordance with the practical expedient under ASC
606-10-55-18.

Process Analytics Products
On May 31, 2019, the Company consummated its acquisition of C Technologies and added a fourth franchise, Process Analytics, to its bioprocessing business. The Process Analytics franchise generates revenue primarily through the sale of the SoloVPE and FlowVPE Slope Spectroscopy systems. These products will complement and support the Company’s existing Filtration, Chromatography and Proteins franchises as they allow end users to make in-line
protein concentration measurements in filtration, chromatography and fill-finish applications, designed to allow for real-time process monitoring.
Protein Products
The Company’s Protein franchise generates revenue through the sale of Protein A affinity ligands and growth factors. Protein A ligands are an essential component of Protein A chromatography resins (media) used in the purification of virtually all
mAb-based
drugs on the market or in development. The Company manufactures multiple forms of Protein A ligands under long-term supply agreements with major life sciences companies, who in turn sell their Protein A chromatography media to end users (biopharmaceutical manufacturers). The Company also manufactures growth factors for sale under long-term supply agreements with certain life sciences companies as well as direct sales to its customers. Each protein product is considered distinct and therefore represents a separate performance obligation. Protein product revenue is generally recognized at a point in time upon transfer of control to the customer
.
Other Products
The Company’s other products include operating room products sold to hospitals. Other product revenue is generally recognized at a point in time upon transfer of control to the customer.
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represents the transaction price of contracts for which work has not been performed or has been partially performed. The Company’s future performance obligations relate primarily to the installation and training of certain of its systems sold to customers. These performance obligations are completed within one year of receipt of a purchase order from its customers. Accordingly, the Company has elected to not disclose the value of these unsatisfied performance obligations as provided under ASC
606-10-50-14.
Contract Balances from Contracts with Customers
The following table provides information about receivables and deferred revenue from contracts with customers as of December 31, 2019 (amounts in thousands):

2019
Balances from contracts with customers only:
Accounts receivable	$43,068
Deferred revenue (included in accrued liabilities in the consolidated balance sheets)	5,005
Revenue recognized during 2019 relating to:
The beginning deferred revenue balance	$833
Changes in pricing related to products or services satisfied in previous periods	—

The timing of revenue recognition, billings and cash collections results in the accounts receivables and deferred revenue balances on the Company’s consolidated balance sheets. There were no impairment losses on receivables during the year ending December 31, 2019.
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
Applying the practical expedient in paragraph
340-40-25-4
, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses. When shipping and handling costs are incurred after a customer obtains control of the products, the Company accounts for these as costs to fulfill the promise and not as a separate performance obligation.
6.	Goodwill and Intangible Assets

Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table represents the changes in the carrying value of goodwill for the years ended December 31, 2019 and 2018 (amounts in thousands):

Balance as of December 31, 2017	$327,333
Goodwill adjustment related to Spectrum Lifesciences, LLC acquisition	203
Cumulative translation adjustment	(801)

Balance as of December 31, 2018	$326,735
Acquisition of C Technologies, Inc.	142,021
Cumulative translation adjustment	(343)

Balance as of December 31, 2019	$468,413

(1)	I n December 2019, the Company recorded a deferred tax asset for the C Technologies acquisition of $0.9 million as an adjustment to goodwill.

During each of the fourth quarters of 2019, 2018 and 2017, the Company completed its annual impairment assessments and concluded that goodwill was not impaired in any of those years.

Intangible Assets
Intangible assets with a definitive life are amortized over their useful lives using the straight-line method and the amortization expense is recorded within cost of product revenue and
selling, general and administrative expense in the Company’s cons
o
li
dated
statements of comprehensive income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its definite-lived intangible assets are recoverable at December 31, 2019.
Indefinite-lived intangible assets are
tested
for impairment at least annually. There has been no impairment of our intangible assets for the periods presented.
Intangible assets, net consisted of the following at December 31, 2019:

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$82,169	$(9,669)	$72,500	19
Patents	240	(240)	—	8
Customer relationships	160,825	(25,642)	135,183	15
Trademarks	3,752	(333)	3,419	20
Other intangibles	1,697	(947)	750	3

Total finite-lived intangible assets	248,683	(36,831)	211,852	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—

Total intangible assets	$249,383	$(36,831)	$212,552

Intangible assets consisted of t
h
e following at December 31, 2018:

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

Amortization expense for finite-lived intangible assets was $13.6 million, $10.6 million and $6.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the Company expects to record the following amortization
expense (amounts in thousands):

Estimated
Amortization
For the Years Ended December 31,	Expense
2020	$15,288
2021	14,813
2022	14,811
2023	14,715
2024	14,273
2025 and thereafter	137,952

Total	$211,852

7.	Consolidated Balance Sheet Detail

Inventories, net
Inventories, net consists of the following:

	December 31,
	2019	2018
	(Amounts in thousands)
Raw materials	$29,328	$24,937
Work-in-process	8,360	5,185
Finished products	17,144	12,141

Total inventories, net	$54,832	$42,263

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
	2019	2018
	(Amounts in thousands)
Equipment maintenance and services	$1,662	$1,677
Prepaid taxes	2,719	843
Prepaid insuran c e	80	629
Deferred costs	—	55
Other	1,456	697

Total prepaid expenses and other current assets	$5,917	$3,901

Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31,
	2019	2018
	(Amounts in thousands)
Land	$1,023	$1,023
Buildings	764	764
Leasehold improvements	23,905	16,259
Equipment	36,257	24,092
Furniture, fixtures and office equipment	6,312	4,914
Computer hardware and software	8,810	534
Construction in progress (1)	6,707	12,906
Other	56	—
Total property, plant and equipment	83,834	60,492
Less - Accumulated depreciation	(35,379)	(28,312)

Total property, plant and equipment, net	$48,455	$32,180

(1)
Construction in progress as of December 31, 2019 primarily includes
$4.2
million for the buildout of the Company’s Waltham and Marlborough, Massachusetts facilities,
$1.1
million of other manufacturing improvements in Waltham and Marlboro,
$0.6
million in manufacturing improvements at the Company’s Rancho Dominguez, California facility and
$0.4
million for a buildout at the Company’s Bridgewater, New Jersey facility. Construction in progress as of December 31, 2018 includes $7.3 million for the buildout of the Company’s Marlborough facility, $2.1 million in capitalized internal-use
software development costs and $2.1 million for a casting machine, among other projects.

Depreciation expense totaled $7.3 million, $5.2 million and $4.2 million in the fiscal years ended December 31, 2019, 2018 and 2017, respectively.

Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,
	2019	2018
	(Amounts in thousands)
Employee compensation	$19,850	$9,953
Taxes	3,874	1,024
Royalty and license fees	123	242
Warranties	1,500	546
Professional fees	1,081	942
Deferred revenue	5,005	1,290
Other	1,898	1,868

Total accrued liabilities	$33,331	$15,865

8.	Income Taxes
The components of income before income taxes are as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Domestic	$(5,432)	$(73)	$(6,709)
Foreign	31,583	21,509	13,957

Income before income taxes	$26,151	$21,436	$7,248

The components of the income tax provision (benefit) are as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Components of the income tax provision (benefit):
Current	$8,290	$4,354	$3,624
Deferred	(5,287)	465	(24,729)
Equity	1,737	—	—

Total	$4,740	$4,819	$(21,105)

Jurisdictional components of the income tax provision (benefit):
Federal	$(965)	$(393)	$(24,012)
State	(1,764)	718	(438)
Foreign	7,469	4,494	3,345

Total	$4,740	$4,819	$(21,105)

During 2019
, the Company generated $0.1
million in foreign net operating losses and $0.2 million in state net operating losses. During 2018, the Company utilized its remaining U.S. net operating loss carryforwards of $
19.5
 million. At December 31, 201
9
, the Company had federal business tax credit carryforwards
of $1.2 million and state business tax credit carryforwards of
$
0.9
million available to reduce future domestic income taxes.
The business tax credits carryforwards will expire at various dates through December 2039.
The business tax credit
carryforwards
are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

The components of deferred income taxes are as follows:

	December 31,
	2019	2018
	(Amounts in thousands)
Deferred tax assets:
Temporary timing differences:
Stock-based compensation expense	$2,922	$2,874
Contingent consideration	2,206	2,263
Operating leases	7,295	—
Accrued bonus	1,379	3
Other	4,994	3,585

Total temporary timing differences	18,796	8,725
Net operating loss carryforwards	221	—
Tax business credits carryforwards	924	2,004

Total deferred tax assets	19,941	10,729
Less: valuation allowance	(6)	(131)

Net deferred tax assets	19,935	10,598
Deferred tax liabilities:
Goodwill	(1,288)	(1,076)
Fixed assets	(1,650)	(956)
Acquired intangible assets	(26,811)	(26,903)
Operating lease right of use assets	(6,144)	—
Conversion option on convertible notes	(11,066)	(2,394)

Total deferred tax liabilities	(46,959)	(31,329)

Total net deferred tax liabilities	$(27,024)	$(20,731)

The net change in the total valuation allowance for the year ended December 31, 2019 and 2018 was a decrease of $0.1 million and an increase of $0.1 million, respectively.
9
6

The reconciliation of the federal statutory rate to the effective income tax rate for the years ended December 31, 2019, 2018 and 2017 is as follows:

	For the Years Ended December 31,
	2019			2018		2017
	Amount	%		Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Income before income taxes	$26,151			$21,436		$7,248

Expected tax at statutory rate	5,492	21.0%		4,502	21.0%	2,537	35.0%
Adjustments due to:
Difference between U.S. and foreign tax	436	1.7%		345	1.6%	(1,797)	(24.8%)
State income and franchise tax	(179)	(0.7%)		91	0.4%	(307)	(4.2%)
Business tax credits	(2,746)	(10.5%)		(1,760)	(8.2%)	(708)	(9.8%)
Permanent differences:
Stock-based compensation expense	(1,877)	(7.2%)		(1,213)	(5.7%)	(946)	(13.1%)
Transaction costs	—	0.0%		—	0.0%	1,232	17.0%
U.S. taxation of foreign earnings	2,227	8.5%		2,190	10.2%	—	0.0%
Executive compensation	841	3.2%		367	1.7%	265	3.7%
Other	92	0.4%		97	0.5%	205	2.8%
Change in U.S. federal tax rates	—	0.0%		—	0.0%	(12,839)	(177.1%)
Change in U.S. state tax rates	—	0.0%		748	3.5%	(151)	(2.1%)
Change in Netherlands tax rate	(193)	(0.7	% )	(388)	(1.8%)	—	0.0%
Transition tax	—	0.0%		(1,338)	(6.2%)	3,266	45.1%
Uncertain tax provisions	1,069	4.1%		1,021	4.8%	241	3.3%
Change in valuation allowance	(125)	(0.5	% )	125	0.6%	(12,164)	(167.8%)
Return to provision adjustments	(79)	(0.3	% )	33	0.2%	(161)	(2.2%)
Other	(218)	(0.8	% )	(1)	(0.1%)	222	3.0%

Income tax provision (benefit)	$4,740	18.1%		$4,819	22.5%	$(21,105)	(291.2%)

The Company’s tax returns are subject to examination by federal, state and international taxing authorities for the following periods:

Jurisdiction	Fiscal Years Subject to Examination
United States – federal and state	2016 - 2019
Sweden	2012 - 2019
Germany	2017 - 2019
Netherlands	2013 - 2019

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	For the Years Ended December 31,
	2019	2018
	(Amounts in thousands)
Balance of gross unrecognized tax benefits, beginning of period	$2,852	$1,806
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	602	1,062
Gross amounts of decreases in unrecognized tax benefits as a result of tax positions taken in the prior period	(16)	—
Gross amounts of decrease due to release	(16)	(16)

Balance of gross unrecognized tax benefits, end of period	$3,422	$2,852

Included in the balance of unrecognized tax benefits as of December 31, 2019 are $
3.4

million of tax benefits that, if recognized, would affect the effective tax rate. The Company classifies interest and penalties related to income taxes as components of its income tax provision. The amount of interest and penalties recorded in the accompanying consolidated statements of comprehensive income was approximately $5,000 for the year ended December 31, 2019 and approximately $1,000 for the years ended December 31, 2018 and 2017, respectively. The amount of interest and penalties recorded in the accompanying consolidated balance sheets was approximately $41,000 and $46,000 as of December 31, 2019 and 2018, respectively. The Company does not anticipate the amount of unrecognized tax benefits to change over the next twelve months.
As of December 31, 201
9
, the Company has accumulated undistributed earnings generated by its
foreign subsidiaries of approximately $
93.5
 million. Because $
58.0

million of such earnings have previously been subject to the one-time
transition tax on foreign earnings required by the 2017 Tax Act, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to foreign and state taxes. At December 31, 2019, the Company has not provided for taxes on outside basis differences of its foreign subsidiaries, as the Company has the ability and intent to indefinitely reinvest the undistributed earnings of its foreign subsidiaries, and there are no needs for such earnings in the United States that would contradict its plan to indefinitely reinvest.
ASU
2016-16,
“Intra-Entity Transfers of Assets Other Than Inventory,”
requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized when the intra-entity transfer occurs rather than deferring recognition of income tax consequences until the transfer was made with an outside party. The Company adopted the provisions of this ASU in the first quarter of 2018. The adoption resulted in a decrease of $
5.7

million to other assets, a decrease of
$
5.0
million to deferred tax liabilities and a decrease of $
0.7
million to accumulated deficit at January 1, 2018.
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
The Act lowered the Company’s U.S. statutory federal tax rate from
35
% to 21% effective January 1, 2018. The Company recorded a tax benefit of $
12.8
 million in the year ended December 31, 2017 for the reduction in its US deferred tax assets and liabilities resulting from the rate change. The accounting for this item is complete and no adjustments were made to this amount during 2018.

The Act included a
one-time
deemed repatriation transition tax whereby entities that are shareholders of a specified foreign corporation must include in gross income the undistributed and previously untaxed post-1986 earnings and profits of the specified foreign corporation. The Company’s provisional amount recorded at December 31, 2017 increased its tax provision by $
3.3

million. As of December 31, 2018, the accounting for this item was complete.

The Company is subject to a territorial tax system under the Act, in which the Company is required to provide for tax on Global Intangible
Low-Taxed
Income (“GILTI”) earned by certain foreign subsidiaries. The Company has adopted an accounting policy to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense.
9.	Stockholders’ Equity
Public Offerings of Common Stock
On July 19, 2019, the Company completed a public offering in which 1,587,000 shares of its common stock, including the underwriters’ exercise in full of an option to purchase an additional 207,000 shares, were sold to the public at a price of $87.00 per share (the “
July
Stock Offering”). The net proceeds of the Stock Offering, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $131.1 million.
On May 3, 2019, the Company completed a public offering in which 3,144,531 shares of its common stock, including
the underwriters’
f
ull
exercise of an option to purchase up to an additional 410,156 shares, were sold to the public at a price of $64.00 per share. The total proceeds received by the Company from this offering, net of underwriting discounts and commissions and other estimated offering expenses payable by the Company, totaled approximately $189.6 million.
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
Stock Option and Incentive Plans
At
the Company’s
2018
A
nnual
M
eeting of
Stockholders

held on May 16, 2018,
the Company’s
shareholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”). Under the 2018 Plan the number of shares of the Company’s
common stock that are reserved and available for issuance shall be 2,778,000 plus the number of shares of common stock available for issuance under the Company’s
Amended and Restated 2012 Stock Option and Incentive Plan (the “2012 Plan”). The shares of common stock underlying any awards under the 2018 Plan, 2012 Plan and the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan,” and together with the 2018 Plan and 2012 Plan, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At December 31, 2019, 2,555,281 shares were available for future grant under the 2018 Plan.
Stock-Based Compensation
The Company recorded stock-based compensation expense of $12.8 million, $10.2 million and $6.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, for share-based awards granted under the Plans. The following table presents stock-based compensation expense in the Company’s consolidated statements of comprehensive income:

	For the Years Ended December 31,
	2019	2018	2017
	(Amounts in thousands)
Cost of product revenue	$1,368	$1,019	$704
Research and development	1,373	917	481
Selling, general and administrative	10,106	8,256	5,562

Total stock-based compensation	$12,847	$10,192	$6,747

The 2018 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards.
Except for the grant to the Company’s Chief Executive Officer (“CEO”) in 2018 mentioned below, employee

grants under the Plans generally vest over a three- to five-year period, with
20%-33%
vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee
directors and consultants under the Plans generally vest over one year. In the first quarter of 2018, to create a longer-term retention incentive, the Company’s Compensation Committee granted long-term incentive compensation awards to its CEO which consisted of both stock options and restricted stock units that are subject to time-based vesting over nine years. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At December 31, 2019, options to purchase

957,559
shares and
734,984
stock unit
s
were outstanding under the Plans.
The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards on the grant date, and the Company uses the value of the common stock as of the grant date to value stock unit
s
. The Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. The Company recognizes expense on awards with service-based vesting over the employee’s requisite service period on a straight-line basis. In the third quarter of 2017, the Company issued performance stock units to certain employees related to the Spectrum Acquisition which were tied to the achievement of certain 2018 revenue and gross margin metrics and the passage of time. Additionally, in the first quarter of 2018 and again in the first quarter of 2019, the Company issued performance stock units to certain individuals which are tied to the achievement of certain annual revenue and return on invested capital metrics. The Company recognizes expense on performance-based awards over the vesting period based on the probability that the performance metrics will be achieved. The Company recognizes stock-based compensation expense for options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted for estimated forfeitures.
The fair value of share-based awards granted during the years ended December 31, 2019, 2018 and 2017 were calculated using the following estimated assumptions:

	For the Years Ended December 31,
	2019	2018	2017
Expected term (in years)	5.5 - 6.5	5.5 - 7.5	6.1
Expected volatility (range)	45.14 – 50.87%	45.14 – 50.87%	51.48%
Risk-free interest rate	1.55 – 2.56%	2.63 – 2.96%	1.88 – 1.99%
Expected dividend yield	0%	0%	0%
Information regarding option activity for the year ended December 31, 2019 under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2018	998,226	$27.54
Granted	54,996	$64.14
Exercised	(87,663)	$13.30
Forfeited/expired/cancelled	(8,000)	$43.60

Options outstanding at December 31, 2019	957,559	$30.81	6.69	$59,073

Options exercisable at December 31, 2019	513,577	$24.44	5.39	$34,954

Vested and expected to vest at December 31, 2019 (1)	923,355		6.63	$57,235

(1)	Represents the number of vested options as of December 31, 2019 plus the number of unvested options expected to vest as of December 31, 2019 based on the unvested outstanding options at December 31, 2019 adjusted for estimated forfeiture rates of
8
% for awards granted to
non-executive
level employees and
3
% for awards granted to executive level employees.
The aggregate intrinsic value in the table above represents the total pre-tax
intrinsic value (the difference between the closing price of the common stock on December 31, 2019, the last business day of 2019, of $92.50 per share and the exercise price of each in-the-money
option) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $5.5 million, $5.3 million and $5.3 million, respectively.
The weighted average grant date fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $31.27, $18.90 and $16.94, respectively. The total fair value of stock options that vested during the years ended December 31, 2019, 2018 and 2017 was $3.1 million, $2.3 million and $2.2 million, respectively.
The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant.

Information regarding stock unit activity
, which includes activity for restricted stock units and performance stock units, for the
year
ended December
31
,
2019
under the Plans is summarized below:

	Shares	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Unvested at December 31, 2018	705,413
Awarded	328,812
Vested	(251,776)
Forfeited/expired/cancelled	(47,465)

Unvested at December 31, 2019	734,984	3.81	$67,986

Vested and expected to vest at December 31, 2019 (1)	675,618	3.34	$62,495

(1)
Represents the number of vested stock units as of December 31, 2019 plus the number of unvested stock units expected to vest as of December 31, 2019 based on the unvested outstanding stock units at December 31, 2019 adjusted for estimated forfeiture rates of
8
%
for awards granted to
non-executive

level employees and

3
% for awards granted to executive level employees.
The aggregate intrinsic value in the table above represents the total pre-tax
intrinsic value (equal to the closing price of the common stock on December 31, 2019, the last business day of 2019, of $92.50 per share, as stock units
do not have an exercise price) that would have been received by the stock unit
 holders had all holders exercised on December 31, 2019. The aggregate intrinsic value of stock units
vested during the years ended December 31, 2019, 2018 and 2017 was $17.5 million, $6.2 million and $4.0 million, respectively.
The weighted average grant date fair value of
stock units
granted during the years ended December 31, 2019, 2018 and 2017 was $49.68, $30.30 and $26.03, respectively. The total fair value of stock units
that vested during the years ended December 31, 2019, 2018 and 2017 was $8.5 million, $4.6 million and $4.0 million, respectively.
As of December 31, 2019, there was $36.4 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 4.09 years. The Company expects 1,688,497 unvested options and stock units
to vest over the next five years.
10
1

10.	Commitments and Contingencies

Licensing and Research Agreements
The Company licenses
certain
technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements which require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. Research and development expenses associated with license agreements were immaterial amounts for the years ended December 31, 2019, 2018 and 2017.
In September 2018,
the Company
 entered into a collaboration agreement with Sartorius Stedim Biotech (“SSB”), a leading international supplier for the biopharmaceutical industry, to integrate our
XCell ATF cell retention control

technology into Sartorius’s BIOSTAT
®
STR large-scale,
single-use
bioreactors to create novel perfusion-enabled bioreactors. As a result of this collaboration, end-users
will stand to benefit from a single control system for
50
L to
2,000
L
bioreactors used in perfusion cell culture applications. The single interface is designed to control cell growth, fluid management and cell retention in continuous and intensified bioprocessing
and, ultimately, simplify the development and manufacture of biotechnological drugs under current good manufacturing practices.
In June 2018, the Company secured an agreement with Navigo for the exclusive co-development
of multiple affinity ligands for which Repligen holds commercialization rights. The Company is manufacturing and has agreed to supply the first of these ligands,
NGL-Impact
™
A, exclusively to Purolite Life Sciences (“Purolite”), who will pair the Company’s high-performance ligand with Purolite’s agarose jetting base bead technology used in their Jetted A50 Protein A resin product. We also signed a long-term supply agreement with Purolite for
NGL-Impact
A and other potential additional affinity ligands that may advance from the Company’s Navigo collaboration. The Navigo and Purolite agreements are supportive of the Company’s strategy to secure and reinforce the Company’s proteins business. The Company made payments to Navigo of $
1.0
million and $
2.4
 million in the years ended December
31
,
2019
and
2018
, respectively, in connection with this program, which are recorded to research and development expenses in the Company’s
consolidated statement
s
of comprehensive income.
Purchase Orders, Supply Agreements and Other Contractual Obligations
In the normal course of business, the Company has entered into purchase orders and other agreement with manufacturers, distributors and others. Outstanding obligations at December 31, 2019 of $39.1 million are expected to be completed within one year.
Legal Proceedings

From time to
time
, in the normal course of its operations, the Company is subject to litigation matters and claims relating to employee relations, business practices and patent infringement. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial results.
10
2

11.	Convertible Senior Notes
The carrying value of the Company’s convertible senior notes is as follows:

	December 31,
	2019	2018
	(Amounts in thousands)
0.375% convertible senior notes due 2024:
Principal amount	$287,500	$—
Unamortized debt discount	(47,921)	—
Unamortized debt issuance costs	(6,812)	—
2.125% convertible senior notes due 2021:
Principal amount	—	114,989
Unamortized debt discount	—	(9,781)
Unamortized debt issuance costs	—	(1,720)

Total convertible senior notes	$232,767	$103,488

0.375% Convertible Senior Notes due 2024
On July 19, 2019, the Company issued $287.5 million aggregate principal amount of 0.375% Convertible Senior Notes due 2024 (“2019 Notes”), which includes the underwriters’ exercise in full of an option to purchase an additional $37.5 million aggregate principal amount of 2019 Notes (the “Notes Offering”). The net proceeds of the Notes Offering, after deducting underwriting discounts and commissions and other related offering expenses payable by the Company, were approximately $278.5 million.

The 2019 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 0.375% per year.

Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020.

The 2019 Notes will mature on July 15, 2024, unless earlier repurchased or converted in accordance with their terms. The initial conversion rate for the 2019 Notes is 8.6749 shares of the Company’s common stock per $1,000 principal amount of 2019 Notes (which is equivalent to an initial conversion price of approximately $115.28 per share). Prior to the close of business on the business day immediately preceding April 15, 2024, the 2019 Notes will be convertible at the option of the holders of 2019 Notes only upon the satisfaction of specified conditions and during certain periods. Thereafter until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2019 Notes will be convertible at the options of the holders of 2019 Notes at any time regardless of these conditions. Conversion of the 2019 Notes will be settled in cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The 2019 Notes are not redeemable by the Company prior to maturity.
Holders of 2019 Notes may require the Company to repurchase their 2019 Notes upon the occurrence of a fundamental change prior to maturity at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but excluding, the date of repurchase. In connection with certain corporate events, the Company will, under certain circumstances, increase the conversion rate for holders of 2019 Notes who elect to convert their 2019 Notes in connection with such corporate events.
As of December 31, 2019, the conditions
allowing
holders of the 2019 Notes to convert have not been met and therefore the 2019 Notes are not yet convertible and are recorded as a long-term liability in the Company’s consolidated balance sheet at December 31, 2019. As of the date of this filing, no 2019 Notes were converted by the holders of such notes in the first quarter of 2020. In the event the closing price conditions are met in the first quarter of 2020 or a future fiscal quarter, the 2019 Notes will be convertible at a holder’s option during the immediately following fiscal quarter.
The Company accounts for the 2019 Notes as separate liability and equity components. The Company determined the carrying amount of the liability component as the present value of its cash flows using a discount
10
3

rate of 4.5% based on comparative convertible transactions for similar companies. The proceeds allocated to the debt conversion feature were $52.1 million. This amount was calculated by deducting the carrying value of the liability component from the principal amount of the 2019 Notes as a whole. The difference represents a debt discount that is amortized to interest expense on the Company’s
consolidated
statements

of comprehensive income over the term of the 2019 Notes using the effective interest rate method. The Company will assess the equity classification of the cash conversion feature quarterly, and it is not remeasured as long as it continues to meet the conditions for equity classification.
The net carrying value of the equity component of the 2019 Notes is as follows (amounts in thousands):

December 31,
2019
Proceeds allocated to the conversion feature	$52,062
Less: transaction costs allocated to the conversion feature	(1,621)
Less: deferred taxes	(11,371)

Net carrying value	$39,070

The Company a
llocates
 transaction costs related to the issuance of the 2019 Notes to the liability and equity components using the same proportions as the initial carrying value of the 2019 Notes. Transaction costs related to the liability component were $7.4 million and are being amortized to interest expense using the effective interest method over the term of the 2019 Notes. Transaction costs attributable to the equity component were $1.6 million and are netted with the equity component of the 2019 Notes in stockholders’ equity of the Company’s
consolidated balance sheet at December 31, 2019.
Interest expense recognized on the 2019 Notes in 2019 was $0.5 million, $4.1 million and $0.6 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2019 Notes is
5.1%, which included the interest on the 2019 Notes, amortization of the debt discount and debt issuance costs. As of December 31, 2019, the carrying value of the 2019 Notes was $232.8 million and the fair value of the principal was $296.1 million. The fair value of the 2019 Notes was determined based on the most recent trade activity of the 2019 Notes as of December 31, 2019.
The 2019 Notes agreement contains customary terms and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the holders of at least 25% in aggregate principal amount of the outstanding 2019 Notes may declare 100% of the principal of, and any accrued and unpaid interest on, all of the 2019 Notes to be due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the 2019 Notes will become due and payable automatically. Notwithstanding the foregoing, the 2019 Notes provide that, to the extent the Company elects and for up to 270 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants consist exclusively of the right to receive additional interest on the 2019 Notes. The Company is not aware of any events of default, current events or market conditions that would allow holders to call or convert the 2019 Notes as of December 31, 2019.
Conversion of the 2.125% Convertible Senior Notes due 2021
The Company utilized a portion of the proceeds from the issuance of the 2019 Notes to settle its outstanding 2.125% Convertible Senior Notes due 2021 (the “2016 Notes”) during the third quarter of 2019. On July 16, 2019, the Company entered into separate privately negotiated agreements with certain holders of the 2016 Notes to exchange an aggregate of $92.0 million principal aggregate amount of the 2016 Notes for shares of the Company’s common stock, together with cash, in private placement transactions (the “Note Exchanges”). On July 19, 2019 and July 22, 2019, the Company used approximately $92.3 million (including $0.3 million of accrued interest) and 1,850,155 shares of its common stock valued at $161.0 million to settle the Note Exchanges for total consideration of $253.3 million, of which $163.6 million was allocated to reacquiring the equity component of the 2016 Notes. The Company allocated the consideration transferred to the liability and equity components using the same proportions as the initial carrying value of the 2016 Notes. The transaction resulted in a loss on extinguishment of debt of $4.6 million in the Company’s consolidated statement
s
of comprehensive income in 2019.
On July 19, 2019, the Company issued a Notice of Redemption in respect of the 2016 Notes, which provided that, on September 23, 2019, the Company would redeem all 2016 Notes that had not been converted, repurchased or exchanged prior to such date at a redemption price in cash equal to 100% of the principal amount thereof plus accrued and unpaid interest. On September 23, 2019, the Company used $23.0 million and 466,045 shares of its common stock valued at $37.8 million to settle the remaining 2016 Notes for a total of $60.8 million, of which $38.3 million was allocated to reacquiring the equity component of the 2016 Notes. This transaction resulted in a loss on extinguishment of debt of $1.1 million recorded on the Company’s consolidated statement
s
of comprehensive income. The total loss in 2019 of $5.7 million represents the difference between the fair value of the liability component of the 2016 Notes and its related carrying value immediately before the exchange.
The fair value of the liability component was calculated using a discounted cash flow technique with an effective interest rate of 3.9%, representing the estimated nonconvertible debt borrowing rate with a maturity as of the measurement date consistent with the 2016 Notes maturity date of June 1, 2021. In addition, in accordance with this guidance, a portion of the fair value of the consideration transferred is allocated to the reacquisition of the equity component, which is the difference between the fair value of the consideration transferred and the fair value of the liability component immediately before the exchange. As a result, on a gross basis, $200.1 million was allocated to the reacquisition of the equity component of the original instrument, which is recorded net of deferred taxes within additional paid-in
capital on
the Company’s
consolidated balance sheet
.
The cash conversion feature of the 2016 Notes required bifurcation from the 2016 Notes and was initially accounted for as an equity instrument classified to stockholders’ equity, as the conversion feature was determined to be clearly and closely related to the Company’s stock. Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and asset base and with similar maturity, the Company estimated the implied interest rate, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2016 Notes, which resulted in a fair value of the liability component of $96.3 million upon issuance, calculated as the present value of implied future payments based on the $115.0 million aggregate principal amount. The equity component of the 2016 Notes was recognized as a debt discount, recorded in additional paid-in
capital, and represents the difference between the aggregate principal of the 2016 Notes and the fair value of the 2016 Notes without conversion option on their issuance date. The debt discount was amortized to interest expense using the effective interest method over five years, or the life of the 2016 Notes.
Interest expense recognized on the 2016 Notes in 2019 prior to conversion was $1.3 million, $2.4 million and $0.4 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2016 Notes was 6.6%, which included the interest on the 2016 Notes, amortization of the debt discount and debt issuance costs.

12.	Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss consisted of the following for the years ended December 31, 2019 and 2018:

Foreign Currency Translation Adjustment
Balance as of December 31, 2017	$(6,363)
Other comprehensive loss	(5,530)

Balance as of December 31, 2018	(11,893)
Other comprehensive loss	(3,134)

Balance as of December 31, 2019	$(15,027)

13.	Employee Benefit Plans

In the United States, the Repligen Corporation 401(k) Savings and Retirement Plan (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All U.S. employees over the age of 21 are eligible to make pre-tax
contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to match a portion of the employees’ contributions up to a defined maximum. The match is calculated on a calendar year basis. The Company matched $1.0 million, $0.7 million and $0.5 million in the years ended December 31, 2019, 2018 and 2017, respectively.
In Sweden, the Company contributes to a government-mandated occupational pension plan that is a qualified defined contribution plan. All employees in Sweden are eligible for this pension plan. The Company pays premiums to a third-party occupational pension specialist who administers the pension plan. These premiums are based on various factors including each employee’s age, salary, employment history and selected benefits in the pension plan. When an employee terminates or retires, these premium payments cease for that employee and the Company has no further pension-related obligations for that employee. For the years ended December 31, 2019, 2018 and 2017, the Company contributed $0.6 million, $0.6 million and $0.5 million, respectively, to the pension plan.
14.	Related Party Transactions

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
Additionally, certain facilities leased by Spectrum are owned by Roy Eddleman, the former owner of Spectrum. As of December 31, 2019, Mr. Eddleman owned greater than
5
% of the Company’s outstanding shares and the Company considers him to be a related party. The lease amounts paid to this shareholder prior to the public offering were negotiated in connection with the Spectrum Acquisition. The Company incurred rent expense totaling $
0.7

million for the year ended December 31, 2019 related to these leases.
As part of the Spectrum Acquisition, the Company was responsible for filing all tax returns for Spectrum for the period from January 1, 2017 through July 31, 2017, the day before the Spectrum Acquisition. The Company was responsible for collecting any tax refunds from federal and state authorities and remitting these refunds to the former shareholders of Spectrum, including the former owner of Spectrum who held more than 5% of the

Company’s outstanding common stock prior to May 3, 2019. During 2018, the Company collected $1.7 million of these tax refunds, which the Company paid to the Spectrum shareholders during the fourth quarter of 2018, net of $0.2 million of expenses paid by the Company on behalf of Spectrum for tax preparation and other fees.
15.	Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly results of operations for 2019 and 2018. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Form
10-K.
The quarterly operating results are not necessarily indicative of future results of operations.

	For the Years Ended December 31, 2019
	Q1	Q2	Q3	Q4
	(Amounts in thousands, except per share data)
Revenue	$60,634	$70,692	$69,445	$69,474
Gross profit	33,789	39,984	38,020	39,353
Operating expenses	49,463	59,638	61,481	63,580
Net income	8,053	8,095	1,659	3,604
Earnings per share:
Basic	$0.18	$0.17	$0.03	$0.07
Diluted	$0.17	$0.17	$0.03	$0.07

	For the Years Ended December 31, 2018
	Q1	Q2	Q3	Q4
	(Amounts in thousands, except per share data)
Revenue	$44,830	$47,731	$49,529	$51,942
Gross profit	25,162	26,643	27,346	28,350
Operating expenses	38,854	43,458	41,643	44,089
Net income	3,448	2,738	4,794	5,638
Earnings per share:
Basic	$0.08	$0.06	$0.11	$0.13
Diluted	$0.08	$0.06	$0.10	$0.12