Form 10-Q
period 2020-03-31
REPLIGEN CORP
filed 2020-05-06
CIK 730272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
of the Exchange Act.):    Yes
☐
    No
☒
The number of shares outstanding of the registrant’s common stock on May 4, 2020 was 52,305,744.

PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements

REPLIGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$529,525	$528,392
Restricted cash	9,041	9,015
Accounts receivable, net of allowances of $658 and $525 at March 31, 2020 and December 31, 2019, respectively	44,726	43,068
Royalties and other receivables	30	148
Unbilled receivables	456	456
Inventories, net	61,781	54,832
Prepaid expenses and other current assets	5,819	5,917

Total current assets	651,378	641,828
Property, plant and equipment, net	50,373	48,455
Intangible assets, net	208,526	212,552
Goodwill	468,382	468,413
Deferred tax assets	2,904	2,920
Operating lease right of use assets	24,688	25,707
Other assets	230	238

Total assets	$1,406,481	$1,400,113

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,176	$11,425
Operating lease liability	3,747	3,557
Accrued liabilities	27,930	33,331

Total current liabilities	41,853	48,313
Convertible senior notes, net	235,458	232,767
Deferred tax liabilities	29,868	29,944
Operating lease liability, long-term	27,038	26,995
Other liabilities, long-term	2,506	2,326

Total liabilities	336,723	340,345

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 52,278,083 shares at March 31, 2020 and 52,078,258 shares at December 31, 2019 issued and outstanding	523	521
Additional paid-in capital	1,074,183	1,068,431
Accumulated other comprehensive loss	(20,606)	(15,027)
Accumulated earnings	15,658	5,843

Total stockholders’ equity	1,069,758	1,059,768

Total liabilities and stockholders’ equity	$1,406,481	$1,400,113

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2020	2019
Revenue:
Products	$76,060	$60,612
Royalty and other revenue	30	22

Total revenue	76,090	60,634

Costs and operating expenses:
Cost of product revenue	31,982	26,845
Research and development	4,702	3,620
Selling, general and administrative	27,500	18,998

Total costs and operating expenses	64,184	49,463

Income from operations	11,906	11,171

Other income (expenses):
Investment income	1,364	713
Interest expense	(2,976)	(1,726)
Other income	382	358

Other expenses, net	(1,230)	(655)

Income before income taxes	10,676	10,516
Income tax provision	861	2,463

Net income	$9,815	$8,053

Earnings per share:
Basic	$0.19	$0.18

Diluted	$0.18	$0.17

Weighted average common shares outstanding:
Basic	52,139	43,968

Diluted	53,109	46,279

Net income	$9,815	$8,053
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,579)	(1,891)

Comprehensive income	$4,236	$6,162

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid - In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total Stockholders’ Equity
Balance at December 31, 2019	52,078,258	$521	$1,068,431	$(15,027)	$5,843	$1,059,768
Net income	—	—	—	—	9,815	9,815
Exercise of stock options and releases of restricted stock	199,825	2	1,587	—	—	1,589
Stock-based compensation expense	—	—	4,165	—	—	4,165
Translation adjustment	—	—	—	(5,579)	—	(5,579)

Balance at March 31, 2020	52,278,083	$523	$1,074,183	$(20,606)	$15,658	$1,069,758

	Common Stock
	Number of Shares	Par Value	Additional Paid - In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	43,917,378	$439	$642,590	$(11,893)	$(15,568)	$615,568
Net income	—	—	—	—	8,053	8,053
Exercise of stock options and releases of restricted stock	156,620	2	42	—	—	44
Stock-based compensation expense	—	—	3,251	—	—	3,251
Translation adjustment	—	—	—	(1,891)	—	(1,891)

Balance at March 31, 2019	44,073,998	$441	$645,883	$(13,784)	$(7,515)	$625,025

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$9,815	$8,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,390	4,213
Non-cash interest expense	2,691	1,107
Stock-based compensation expense	4,165	3,251
Deferred tax expense	—	892
Other	140	—
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(2,399)	(6,692)
Royalties and other receivables	148	112
Unbilled receivables	—	2,602
Inventories	(7,191)	(1,478)
Prepaid expenses and other assets	36	215
Operating lease right of use assets	919	784
Accounts payable	(709)	(570)
Accrued expenses	(4,989)	(1,855)
Operating lease liability	334	(840)
Long-term liabilities	180	(6)

Total cash provided by operating activities	9,530	9,788

Cash flows from investing activities:
Additions to capitalized software costs	(911)	(1,740)
Purchases of property, plant and equipment	(4,126)	(2,088)

Total cash used in investing activities	(5,037)	(3,828)

Cash flows from financing activities:
Exercise of stock options	1,599	44
Payment of tax withholding obligation on vesting of restricted stock	(10)	—

Total cash provided by financing activities	1,589	44

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,923)	(3,691)

Net increase in cash, cash equivalents and restricted cash	1,159	2,313

Cash, cash equivalents and restricted cash, beginning of period	537,407	193,822

Cash, cash equivalents and restricted cash, end of period	$538,566	$196,135

Supplemental disclosure of cash flow information:
Income taxes paid	$1,756	$1,055
Interest paid	$527	$—
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$17	$—

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements included herein have been prepared by Repligen Corporation (the “Company”, “Repligen” or “we”) in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for Quarterly Reports on Form
10-Q
and Article 10 of Regulation
S-X
and do not include all of the information and footnote disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2019.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Repligen Sweden AB, Repligen GmbH, Spectrum LifeSciences, LLC and its subsidiaries (“Spectrum”), C Technologies, Inc. (“C Technologies”
)
, and Repligen Singapore Pte. Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Risks and Uncertainties
There are many
uncertainties
regarding the current pandemic of the novel coronavirus (“COVID-19”), and the Company is closely monitoring the impact of
COVID-19
on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. While
COVID-19
did not materially affect the Company’s financial results and business operations in the Company’s first quarter ended March 31, 2020, the Company is unable to predict the impact that COVID-19 may have on its financial position and operations moving forward due to numerous uncertainties. These estimates may change as new events occur and additional information is obtained, and actual results could differ materially from these estimates under different assumptions or conditions. The Company will continue to assess the evolving impact of COVID-19 and will make adjustments to its operations as necessary.
Recent Accounting Standards Updates
We consider the applicability and impact of all
Accounting
Standards Updates on our consolidated financial statements. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations. Recently issued Accounting Standards Updates that we feel may be applicable to us are as follows:
Recently Issued Accounting Standard Updates – Adopted During the Period
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
,
”
including the consideration of costs and benefits. The Company adopted ASU
2018-13
on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2020.
In August 2018, the FASB issued ASU
2018-15,
“Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.”
ASU
2018-15
aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software (and hosting arrangements that include an
internal-use
software license). The guidance also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The Company adopted ASU
2018-13
on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2020.

In June 2016, the FASB issued ASU
2016-13,
“
Financial Instruments-Credit Losses (Topic 326).”
ASU
2016-13
significantly
changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU
2016-13
replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments, including short-term trade receivables and contract assets, and expands disclosure requirements for credit quality of financial assets. The Company adopted ASU
2016-13
on January 1, 2020. The Company assessed all potential impacts that the adoption of this guidance has on its consolidated financial statements. Based on the composition of the Company’s investment portfolio, accounts receivable, current market conditions and historical credit loss activity, the adoption of ASU
2016-13
by the Company does not have a material impact on its consolidated financial position, results of operations or cash flows as of and for the three months ended March 31, 2020.
The Company continues to monitor processes and controls for indications of an adjustment for future economic conditions at quarterly and annual reporting periods. See Note 5,
“Credit Losses,”
below for more information on the Company’s adoption of ASC 326.
In November 2018, the FASB issued ASU
2018-18,
“Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.”
ASU
2018-18
clarifies the interaction between Topic 808,
“Collaborative Arrangements,”
and Topic 606,
“Revenue from Contracts with Customers,”
by making targeted improvements to GAAP for collaborative arrangements and providing guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. This includes improving comparability in the presentation of revenue for certain transactions between collaborative arrangement participants by allowing presentation of the units of account in collaborative arrangements that are within the scope of Topic 606 together with revenue accounted for under Topic 606. The Company adopted ASU
2018-13
on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2020.
In December 2019, the FASB issued ASU
2019-12,
“
Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.”
ASU
2019-12
simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, including, but not limited to, the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, the exceptions related to the recognition of a deferred tax liability related to an equity method investment and the exception to methodology for calculating income taxes in an interim period when a year-to-date
loss exceeds the anticipated loss for the year. The Company adopted ASU
2018-13
on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2020.
2.	Fair Value Measurements

The Company uses various valuation approaches in
determining the fair value of its assets and liabilities. The Company employs a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:
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
As of March 31, 2020 and December 31, 2019, cash and cash equivalents on the Company’s consolidated balance sheets included $414.2 million and $415.6 million, respectively, in a money market account. These funds are valued on a recurring basis using Level 1 inputs.

In
July 2019
, the Company issued $
287.5
 million aggregate principal amount of the Company’s
0.375
% Convertible Senior Notes due July
15
,
2024
(the “
2019
Notes”). Interest is payable
semi-annually
in arrears on January
15
and July
15
of each year. The
2019
Notes will mature on
July 15, 2024
unless earlier converted or repurchased in accordance with their terms. As of March
31
,
2020
, the carrying value of the
2019
Notes was $
235.5
 million, net of
unamortized
discount, and the fair value of the
2019
Notes was $
304.1
 million. The fair value of the
2019
Notes is a Level
1
valuation and was determined based on the most recent trade activity of the
2019
Notes as of March
31
,
2020
. The
2019
Notes are discussed in more detail in Note

,
“Convertible Senior Notes”
to these consolidated financial statements.
D
uring the three months ended March 31, 2020
,

t
here were no remeasurements to fair value
of financial assets and liabilities that are not measured at fair value on a recurring basis.
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
Consideration Transferred
The C Technologies Acquisition was accounted for as a purchase of a business under Accounting Standards Codification No. 805,
“Business Combinations”

(“ASC
 805
”)
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
Repligen
. The fair value of the net tangible assets acquired
was
$
6.8
 million, the fair value of the intangible assets acquired
was
$
90.8
 million, and the residual goodwill
was
$
142.3
 million. The consideration and purchase price information has been prepared using a valuation that
required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that
Repligen
believes to be reasonable
,

h
owever, actual results may differ from these estimates.
Total consideration transferred is as follows (amounts in thousands):

Cash consideration	$185,949
Equity consideration	53,938

Fair value of net assets acquired	$239,887

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred $4.0 million in transaction costs in 2019. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of comprehensive income. In connection with the transaction, an additional $9.0 million in cash will be due to employees based on their continued employment with the Company one year after the date of the close of the C Technologies Acquisition. For the period ended March 31, 2020, the Company recognized $2.2 million of compensation expense associated with this amount due to employees. The Company has recognized a total of $7.5 million of compensation expense associated with this amount due to employees since the C Technologies Acquisition.
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
The components and allocation of the purchase price consists of the following amounts (amounts in thousands):

Cash and cash equivalents	$3,795
Restricted cash	26,933
Accounts receivable	3,044
Inventory	3,783
Prepaid expenses and other current assets	93
Fixed assets	40
Operating lease right of use asset	3,836
Customer relationships	59,680
Developed technology	28,920
Trademark and tradename	1,570
Non-competition agreements	660
Goodwill	142,314
Deferred taxes	895
Accounts payable	(436)
Accrued liabilities	(2,767)
Accrued bonus	(26,928)
Deferred revenue	(1,709)
Operating lease liability	(51)
Operating lease liability, long-term	(3,785)

Fair value of net assets acquired	$239,887

Acquired Goodwill
The goodwill of $
142.3
 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes. Pursuant to the Company’s business combination accounting policy included in Note
2
,
“Summary of Significant Accounting Policies – Business Combinations, Goodwill and Intangible Assets,”

of our
Annual Report on Form
10-K
 for the fiscal year ended December 31, 2019
,
the Company recorded goodwill adjustments for the effects on goodwill of changes to net assets acquired during the period that such change is identified, provided that any such change is within the measurement period (up to one year from the date of the acquisition). In
December 2019
, the Company recorded a deferred tax asset for the C Technologies Acquisition of $
0.9
 million as an adjustment to goodwill. In
March 2020
, the Company recorded an additional adjustment to goodwill of $
0.3
 million related to additional state income tax liabilities to be paid to the seller, which were incurred from the Company’s finalized
338
(h)
(10)
tax election.

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
		$90,830

Revenue, Net Income and Pro Forma Presentation
The Company recorded revenue from C Technologies of $6.6 million for the three months ended March 31, 2020 and $16.4 million from May 31, 2019, the date of acquisition, to December 31, 2019. The Company recorded a net loss from C Technologies’ results of operations of $2.2 million for the three months ended March 31, 2020 and a net loss of $7.4 million from May 31, 2019 to December 31, 2019. The Company has included the operating results of C Technologies in its consolidated statements of comprehensive income since the May 31, 2019 acquisition date. The following pro forma financial information presents the combined results of operations of
Repligen
and C Technologies as if the acquisition had occurred on January
1
,
2019
after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the C Technologies Acquisition, factually supportable and have a recurring impact. These pro forma adjustments include amortization expense on the acquired identifiable intangible assets, adjustments to stock-based compensation expense for equity compensation issued to C Technologies employees and the income tax effect of the adjustments made. In addition, acquisition-related transaction costs and an accounting adjustment to record inventory at fair value were excluded from pro forma net income in
2019
.
Prior to the C Technologies Acquisition, C Technologies did not generate monthly or quarterly financial statements that were prepared in accordance with GAAP.
The following pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on January 1, 2019 or of future results:

Three Months Ended March 31, 2019
Total revenue	$66,052
Net income	$10,664
Earnings per share:
Basic	$0.24

Diluted	$0.23

4.	Revenue Recognition
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
Disaggregation of Revenue
Revenues for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	(Amounts in thousands)
Product revenue	$76,060	$60,612
Royalty and other income	30	22

Total revenue	$76,090	$60,634

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
below.
Revenue from significant customers that represent 10% or more of the Company’s total revenue is as follows:

	Three Months Ended March 31,
	2020	2019
	(Amounts in thousands)
MilliporeSigma	$10,873	$9,407
GE Healthcare	N/A	$7,666
Chromatography Products
The Company’s chromatography products include a number of products used in the downstream purification and quality control of biological drugs. The majority of chromatography revenue relates to the
OPUS
®

pre-packed
chromatography column line. OPUS columns typically consist of the outer hardware of the column with a resin as ordered by the customer packed inside of the column. OPUS columns may also be ordered without the packed resin. In either scenario, the OPUS column and resin are not interdependent of one another and are therefore considered distinct products that represent separate performance obligations. Chromatography product revenue is generally recognized at a point in time upon transfer of control to the customer.
Filtration Products
The Company’s filtration products generate revenue through the sale of KrosFlo
®
hollow fiber TFF systems, KrosFlo flat sheet TFF systems, TangenX
™
flat sheet cassettes, Spectrum
®
hollow fiber filters, membranes and modules, XCell ATF
™
devices and related consummables and ProConnex
®
single-use
flow path assemblies.
The Company’s KrosFlo systems are used in the filtration, isolation, purification and concentration of biologics and diagnostic products. TFF is a rapid and efficient method for separation and purification of biomolecules that is widely used in laboratory, process development and process scale applications in biopharmaceutical manufacturing. Sales of large-scale systems generally include components and consumables as well as training and installation services at the request of the customer. Because the initial sale of components and consumables are necessary for the operation of the system, such items are combined with the systems as a single performance obligation. Training and installation services do not significantly modify or customize these systems and therefore represent a distinct performance obligation.
The Company’s TangenX flat sheet cassettes (SIUS
™
, SIUS Gamma and SIUS Pro) are not highly interdependent on one another and are therefore considered distinct products that represent separate performance obligations. Product revenue from the sale of TangenX flat sheet cassettes are generally recognized at a point in time upon transfer of control of the customer.
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
606-10-55-18.

Process Analytics Products
On May 31, 2019, the Company consummated its acquisition of C Technologies and added a fourth franchise, Process Analytics, to its bioprocessing business. The Process Analytics franchise generates revenue primarily through the sale of the SoloVPE and FlowVPE Slope Spectroscopy systems. These products complement and support the Company’s existing Filtration, Chromatography and Proteins franchises as they allow end users to make in-line
protein concentration measurements in filtration, chromatography and fill-finish applications, designed to allow for real-time process monitoring.

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
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represents the transaction price of contracts for which work has not been performed or has been partially performed. The Company’s future performance obligations relate primarily to the installation and training of certain of its systems sold to customers. These performance obligations are completed within one year of receipt of a purchase order from its customers. Accordingly, the Company has elected to not disclose the value of these unsatisfied performance obligations as provided under ASC
606-10-50-14.
Contract Balances from Contracts with Customers
The following table provides information about receivables and deferred revenues from contracts with customers as of March 31, 2020 (amounts in thousands):

2020
Balances from contracts with customers only:
Accounts receivable	$44,726
Deferred revenue (included in accrued liabilities in the consolidated balance sheets)	6,305
Revenue recognized for the three months ended March 31, 2020 relating to:
The beginning deferred revenue balance	$1,911
Changes in pricing related to products or services satisfied in previous periods	—

The timing of revenue recognition, billings and cash collections results in the accounts receivables and deferred revenue balances on the Company’s consolidated balance sheets. There were no impairment losses recognized on receivables during the three months ended March 31, 2020 or for the same period in 2019.
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
5.	Credit L o s ses

Effective January 1, 2020, the Company adopted ASU
2016-13,
“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,”
prospectively. ASU
2016-13
replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The guidance requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due. Upon adoption, changes in the allowance were not material for the transition period starting January 1, 2020 through the three months ended March 31, 2020.
The Company is exposed to credit losses primarily through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers’ trade accounts receivables. Customers are pooled based on sharing specific risk factors, including geographic location. Due to the short-term nature of such receivables, the estimated accounts receivable that may not be collected is based on aging of the accounts receivable balances.
Customers are assessed for credit worthiness upfront through a credit review, which includes assessment based on our analysis of their financial statements when a credit rating is not available. The Company evaluates contract terms and conditions, country and political risk, and may require prepayment to mitigate risk of loss. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company monitors changes to the receivables balance on timely basis, and balances are written off as they are determined to be uncollectable after all collection efforts have been exhausted. Estimates of potential credit losses are used to determine the allowance. It is based on assessment of anticipated payment and all other historical, current and future information that is reasonably available.
The accounts receivable balance on our consolidated balance sheet as of March 31, 2020 was $44.7 million, net of $0.7 million of allowances. Changes in the allowance were not material for the three months ended March 31, 2020. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (amounts in thousands):

2020
Balance at January 1, 2020	$(525)
Current period change for expected credit losses	(133)

Balance at March 31, 2020	$(658)

6.	Goodwill and Intangible Assets

Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table represents the change in the carrying value of goodwill for the three months ended March 31, 2020 (amounts in thousands):

Balance as of December 31, 2019	$468,413
Goodwill adjustment related to C Technologies, Inc.	293
Cumulative translation adjustment	(324)

Balance as of March 31, 2020	$468,382

During each of the fourth quarters of 2019, 2018 and 2017, we completed our annual impairment assessments and concluded that goodwill was not impaired in any of those years. The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three months ended March 31, 2020.
Intangible Assets
Intangible assets with a definitive life are amortized over their useful lives using the straight-line method, and the amortization expense is recorded within cost of product revenue and selling, general and administrative expense
s
in the Company’s statements of comprehensive income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at March 31, 2020.
Indefinite-lived assets are reviewed for impairment at least annually. There has been no impairment of our intangible assets for the periods presented.
Intangible assets, net consisted of the following at March 31, 2020:

	March 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology—developed	$82,095	$(10,725)	$71,370	19
Patents	240	(240)	—	8
Customer relationships	160,425	(27,970)	132,455	15
Trademarks	3,752	(380)	3,372	20
Other intangibles	1,696	(1,067)	629	3

Total finite-lived intangible assets	248,208	(40,382)	207,826	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—

Total intangible assets	$248,908	$(40,382)	$208,526

Intangible assets consisted of the following at December 31, 2019:

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology—developed	$82,169	$(9,669)	$72,500	19
Patents	240	(240)	—	8
Customer relationships	160,825	(25,642)	135,183	15
Trademarks	3,752	(333)	3,419	20
Other intangibles	1,697	(947)	750	3

Total finite-lived intangible assets	248,683	(36,831)	211,852	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—

Total intangible assets	$249,383	$(36,831)	$212,552

The increase in intangible assets during 2019 is related to the acquisition of C Technologies on May 31, 2019. See Note 3,
“Acquisition of C Technologies, Inc.”
for more information.

Amortization expense for finite-lived intangible assets was $
3.9
 million and $
2.6
 million for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, the Company expects to record the following amortization expense (amounts in thousands):

Estimated
Amortization
For the Three Months Ended March 31,	Expense
2020 (remaining nine months)	$11,348
2021	14,728
2022	14,726
2023	14,630
2024	14,188
2025 and thereafter	138,206

Total	$207,826

7.	Consolidated Balance Sheet Detail

Inventories, net
Inventories, net consists of the following:

	As of
	March 31,	December 31,
	2020	2019
	(Amounts in thousands)
Raw materials	$34,752	$29,328
Work-in-process	7,227	8,360
Finished products	19,802	17,144

Total inventories, net	$61,781	$54,832

Property, Plant and Equipment
Property, plant and equipment consist of the following:

	As of
	March 31,	December 31,
	2020	2019
	(Amounts in thousands)
Land	$1,023	$1,023
Buildings	764	764
Leasehold improvements	28,652	23,905
Equipment	36,987	36,257
Furniture, fixtures and office equipment	6,441	6,312
Computer hardware and software	9,007	8,810
Construction in progress	4,703	6,707
Other	50	56

Total property, plant and equipment	87,627	83,834
Less—Accumulated depreciation	(37,254)	(35,379)

Total property, plant and equipment, net	$50,373	$48,455

Depreciation expenses totaled $2.5 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively.

Accrued Liabilities
Accrued liabilities consist of the following:

	As of
	March 31,	December 31,
	2020	2019
	(Amounts in thousands)
Employee compensation	$16,770	$19,850
Taxes	2,148	3,874
Royalty and license fees	887	123
Warranties	762	1,500
Professional fees	546	1,081
Deferred revenue	6,305	5,005
Other	512	1,898

Total accrued liabilities	$27,930	$33,331

8.	Convertible Senior Notes

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
As of March 31, 2020, the conditions allowing holders of the 2019 Notes to convert have not been met and therefore the 2019 Notes are not yet convertible and are recorded as a long-term liability in our consolidated balance sheet at March 31, 2020.
N
o 2019 Notes were converted by the holders of such notes in the first quarter of 2020. In the event the closing price conditions are met in the second quarter of 2020 or a future fiscal quarter, the 2019 Notes will be convertible at a holder’s option during the immediately following fiscal quarter.
The Company accounts for the 2019 Notes as separate liability and equity components. We determined the carrying amount of the liability component as the present value of its cash flows using a discount rate of 4.5% based on comparative convertible transactions for similar companies. The proceeds allocated to the debt conversion feature were $52.1 million. This amount was calculated by deducting the carrying value of the liability component from the principal amount of the 2019 Notes as a whole. The difference represents a debt discount that is amortized to interest expense on our consolidated statement of comprehensive income over the term of the 2019 Notes using the effective interest rate method. The Company will assess the equity classification of the cash conversion feature quarterly, and it is not re-measured
as long as it continues to meet the conditions for equity classification.

The Company
allocate
s
transaction costs related to the issuance of the 2019 Notes to the liability and equity components using the same proportions as the initial carrying value of the 2019 Notes. Transaction costs related to the liability component were $7.4 million and are being amortized to interest expense using the effective interest method over the term of the 2019 Notes. Transaction costs attributable to the equity component were $1.6 million and are netted with the equity component of the 2019 Notes in stockholders’ equity of our consolidated balance sheet at March 31, 2020.
The net carrying value of the liability component of the 2019 Notes is as follows:

	As of
	March 31,	December 31,
	2020	2019
	(Amounts in thousands)
0.375% convertible senior notes due 2024:
Principal amount	$287,500	$287,500
Less: unamortized debt discount	(45,565)	(47,921)
Less: unamortized debt issuance costs	(6,477)	(6,812)

Total debt	235,458	232,767
Less: current portion	—	—

Net carrying amount	$235,458	$232,767

The net carrying value of the equity component of the 2019 Notes is as follows:

	March 31,	December 31,
	2020	2019
	( Amounts in thousands)
Proceeds allocated to the conversion feature	$52,062	$52,062
Less: transaction costs allocated to the conversion feature	(1,621)	(1,621)
Less: deferred taxes	(11,371)	(11,371)

Net carrying value	$39,070	$39,070

Interest expense recognized on the 2019 Notes for the three months ended March 31, 2020 was $0.3 million, $2.4 million and $0.3 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2019 Notes is 5.1%, which included the interest on the 2019 Notes, amortization of the debt discount and debt issuance costs. As of March 31, 2020, the carrying value of the 2019 Notes was $235.5 million and the fair value of the principal was $304.1 million. The fair value of the 2019 Notes was determined based on the most recent trade activity of the 2019 Notes as of March 31, 2020.
Conversion of the 2.125% Convertible Senior Notes due 2021
The Company utilized a portion of the proceeds from the issuance of the 2019 Notes to settle its outstanding 2.125% Convertible Senior Notes due 2021 (the “2016 Notes”) during the third quarter of 2019. On July 16, 2019, the Company entered into separate privately negotiated agreements with certain holders of the 2016 Notes to exchange an aggregate of $92.0 million principal aggregate amount of the 2016 Notes for shares of the Company’s common stock, together with cash, in private placement transactions (the “Note Exchanges”). On July 19, 2019 and July 22, 2019, the Company used approximately $92.3 million (including $0.3 million of accrued interest) and 1,850,155 shares of its common stock valued at $161.0 million to settle the Note Exchanges for total consideration of $253.3 million, of which $163.6 million was allocated to reacquiring the equity component of the 2016 Notes. The Company allocated the consideration transferred to the liability and equity components using the same proportions as the initial carrying value of the 2016 Notes. The transaction resulted in a loss on extinguishment of debt of $4.6 million in the Company’s consolidated statements of comprehensive income in 2019.
On July 19, 2019, the Company issued a Notice of Redemption in respect of the 2016 Notes, which provided that, on September 23, 2019, the Company would redeem all 2016 Notes that had not been converted, repurchased or exchanged prior to such date at a redemption price in cash equal to 100% of the principal amount thereof plus accrued and unpaid interest. On September 23, 2019, the Company used $23.0 million and 466,045 shares of its common stock valued at $37.8 million to settle the remaining 2016 Notes for a total of $60.8 million, of which $38.3 million was allocated to reacquiring the equity component of the 2016 Notes. This transaction resulted in a loss on extinguishment of debt of $1.1 million recorded on the Company’s consolidated statements of comprehensive income. The total loss in 2019 of $5.7 million represents the difference between the fair value of the liability component of the 2016 Notes and its related carrying value immediately before the exchange.
The fair value of the liability component was calculated using a discounted cash flow technique with an effective interest rate of 3.9%, representing the estimated nonconvertible debt borrowing rate with a maturity as of the measurement date consistent with the 2016 Notes maturity date of June 1, 2021. In addition, in accordance with this guidance, a portion of the fair value of the consideration transferred is allocated to the reacquisition of the equity component, which is the difference between the fair value of the consideration transferred and the fair value of the liability component immediately before the exchange. As a result, on a gross basis, $200.1 million was allocated to the reacquisition of the equity component of the original instrument, which is recorded net of deferred taxes within additional paid-in
capital on the Company’s consolidated balance sheet.
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
Interest expense recognized on the 2016 Notes for the three months ended March 31, 2019 was $0.6 million, $0.9 million and $0.2 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2016 Notes was 6.6%, which included the interest on the 2016 Notes, amortization of the debt discount and debt issuance costs.
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
Stock Option and Incentive Plans
At our 2018 annual meeting of shareholders held on May 16, 2018, our shareholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”). Under the 2018 Plan the number of shares of our common stock that are reserved and available for issuance is 2,778,000 plus the number of shares of common stock available for issuance under our Amended and Restated 2012 Stock Option and Incentive Plan (the “2012 Plan”). The shares of common stock underlying any awards under the 2018 Plan and 2012 Plan (
together,
the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At March 31, 2020, 2,419,406 shares were available for future grant under the 2018 Plan.
Stock-Based Compensation
For the three months ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense of $4.2 million and $3.3 million, respectively, for share-based awards granted under the Plans. The following table presents stock-based compensation expense in the Company’s consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2020	2019
	(Amounts in thousands)
Cost of product revenue	$433	$324
Research and development	372	321
Selling, general and administrative	3,360	2,606

Total stock-based compensation	$4,165	$3,251

The 2018 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Employee grants under the Plans generally vest over a three to five-year period, with
20%-33%
vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee
directors and consultants under the Plans generally vest over one year. In the first quarter of 2018, to create a longer-term retention incentive, the Company’s Compensation Committee granted long-term incentive compensation awards to its Chief Executive Officer consisting of both stock options and restricted stock units
(
“
RSU
s”
)

that are subject to time-based vesting over nine years. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At March 31, 2020, options to purchase 915,518 shares and 716,630 stock units were outstanding under the Plans.
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
Information regarding option activity for the three months ended March 31, 2020 under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2019	957,559	$30.81
Granted	25,836	$86.10
Exercised	(67,877)	$23.56
Forfeited/expired/cancelled	—	$—

Options outstanding at March 31, 2020	915,518	$32.91	6.64	$58,257

Options exercisable at March 31, 2020	555,159	$26.77	5.65	$38,734

Vested and expected to vest at March 31, 2020 (1)	885,461		6.59	$56,522

(1)	Represents the number of vested options as of March 31, 2020 plus the number of unvested options expected to vest as of March 31, 2020 based on the unvested outstanding options at March 31, 2020 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive
level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax
intrinsic value (the difference between the closing price of the common stock on March 31, 2020, the last business day of the first quarter of 2020, of $96.54 per share and the exercise price of each in-the-money
option) that would have been received by the option holders had all option holders exercised their options on March 31, 2020. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2020 and 2019 was $4.7 million and $0.1 million, respectively.
The weighted average grant date fair value of options granted during the three months ended March 31, 2020 and 2019 was $41.77 and $30.21, respectively. The total fair value of stock options that vested during the three months ended March 31, 2020 and 2019 was $2.0 million and $2.2 million, respectively.

The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant. Information regarding stock unit activity, which includes activity for restricted stock units and performance stock units, for the three months ended March 31, 2020 under the Plans is summarized below:

	Shares	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Unvested at December 31, 2019	734,984
Awarded	127,286
Vested	(132,053)
Forfeited/expired/cancelled	(13,587)

Unvested at March 31, 2020	716,630	3.69	$69,183

Vested and expected to vest at March 31, 2020 (1)	656,225	3.43	$63,352

(1)	Represents the number of vested stock units as of March 31, 2020 plus the number of unvested stock units expected to vest as of December 31, 2019 based on the unvested outstanding stock units at December 31, 2019 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive
level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax
intrinsic value (equal to the closing price of the common stock on March 31, 2020, the last business day of the first quarter of 2020, of $96.54 per share, as stock units do not have an exercise price) that would have been received by the stock unit holders had all holders exercised on March 31, 2020. The aggregate intrinsic value of stock units vested during the three months ended March 31, 2020 and 2019 was $11.8 million and $9.5 million, respectively.
The weighted average grant date fair value of stock units vested during the three months ended March 31, 2020 and 2019 was $57.85 and $31.79, respectively. The total fair value of stock units that vested during the three months ended March 31, 2020 and 2019 was $5.3 million and $4.9 million, respectively.
As of March 31, 2020, there was $43.7 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.90 years. The Company expects 1,721,681 unvested options and stock units to vest over the next five years.
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
In June 2018, the Company secured an agreement with Navigo for the exclusive co-development
of multiple affinity ligands for which Repligen holds commercialization rights. The Company is manufacturing and has agreed to supply the first of these ligands,
NGL-Impact
™
A, exclusively to Purolite Life Sciences (“Purolite”), who will pair the Company’s high-performance ligand with Purolite’s agarose jetting base bead technology used in their Jetted A50 Protein A resin product. We also signed a long-term supply agreement with Purolite for
NGL-Impact
A and other potential additional affinity ligands that may advance from the Company’s Navigo collaboration. The Navigo and Purolite agreements are supportive of the Company’s strategy to secure and reinforce the Company’s proteins business. The Company made no payments to Navigo during the three months ended March 31, 2020 and 2019. Payments of $1.0 million and $2.4 million to Navigo during the years ended December 31, 2019 and 2018, respectively, in connection with this program, were recorded to research and development expenses in the Company’s consolidated statements of comprehensive income.

11.	Accumulated Other Comprehensive Loss
The following shows the changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2020 which consisted of only foreign currency translation adjustments for the periods shown (amounts in thousands):

Foreign
Currency
Translation
Adjustment
Balance as of December 31, 2019	$(15,027)
Other comprehensive loss	(5,579)

Balance as of March 31, 2020	$(20,606)

12.	Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2020 was 8.1%, compared to 23.4% for the corresponding period in the prior year. The effective tax rate for the three months ended March 31, 2020 was lower than the U.S. statutory rate of 21% due primarily to windfall benefits on stock option exercises and the vesting of stock units. The effective tax rate for the three months ended March 31, 2019 was higher than the U.S. statutory rate of 21% due to state tax effects and the impact of the Global Intangible
Low-Taxed
Income (“GILTI”) tax enacted as part of the of the Tax Cuts and Jobs Act

(“TCJA”) enacted in December 2017
.
At December 31, 2019, the Company had federal business tax credit carryforwards
of $
1.2
 million and state business tax credit
carryforwards
of $
0.9
 million available to reduce future domestic income taxes, if any. The business tax credits carryforwards
will expire at various dates through December 2039. The net operating loss and business tax credit carryforwards
are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.
The Company is subject to a territorial tax system under the TCJA, in which the Company is required to provide for tax on GILTI earned by certain foreign subsidiaries. The Company has adopted an accounting policy to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense.
On March 27, 2020, President Trump signed the $2.2 trillion bipartisan Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act, the third congressional bill to address
COVID-19
, provides for loans and other benefits to businesses, expanded unemployment insurance, direct payments to those with middle-income and below wages, new appropriations funding for healthcare and other priorities, and tax changes, including deferrals of employer payroll tax liabilities, coupled with an employee retention tax credit and rollbacks of TCJA limitations on net operating losses (“NOLs”) and the Section 163(j) business interest limitation and a TCJA technical correction on qualified improvement property. The Company evaluated the provisions of the CARES Act and no provision had a material effect on the Company’s financial position or results of operations at March 31, 2020 and the three months then ended.
The Company’s tax returns are subject to examination by federal, state and international tax authorities for the following periods:

Jurisdiction	Fiscal Years Subject to Examination
United States—federal and state	2016-2019
Sweden	2013-2019
Germany	2019
Netherlands	2013-2019

13.	Earnings Per Share
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
Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended March 31,
	2020	2019
	(Amounts in thousands, except per share data)
Net income	$9,815	$8,053

Weighted average shares used in computing net income per share—basic	52,139	43,968
Effect of dilutive shares:
Stock options and restricted stock awards	970	725
Convertible senior notes	—	1,586

Dilutive potential common shares	970	2,311

Weighted average shares used in computing net income per share—diluted	53,109	46,279

Earnings per share:
Basic	$0.19	$0.18

Diluted	$0.18	$0.17

At March 31, 2020, there were outstanding options to purchase 915,518 shares of the Company’s common stock at a weighted average exercise price of $32.91 per share and 716,630 shares of common stock issuable upon the vesting of stock units, which include
RSU
s and performance stock units. For the three months ended March 31, 2020, 39,711 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.
At March 31, 2019, there were outstanding options to purchase 1,027,831 shares of the Company’s common stock at a weighted average exercise price of $28.53 per share and 680,549 shares issuable upon the vesting of stock units. For the three months ended March 31, 2019, 210,388 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.
As provided by the terms of the indenture underlying the 2016 Notes, the Company had a choice to settle the conversion obligation for the 2016 Notes in cash, shares or any combination of the two. During the third quarter of 2019, the Company settled the remaining 2016 Notes for a total aggregate principal of $
115.0
 million
a
nd 2,316,200 shares of its common stock. As of March 31, 2019, the par value of the 2016 Notes is not included in the calculation of diluted earnings per share, but the dilutive effect of the conversion premium is considered in the calculation of diluted earnings per share using the treasury stock method. The dilutive impact of the 2016 Notes was based on the difference between the Company’s current period average stock price and the conversion price of the 2016 Notes, provided there was a premium.
In July 2019, the Company issued $287.5 million aggregate principal amount of the 2019 Notes. As provided by the terms of the indenture underlying the 2019 Notes, conversion of the 2019 Notes will be settled in cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. As of March 31, 2020, the 2019 Notes were not convertible. The Company currently intends to settle the par value of the 2019 Notes in cash and any excess conversion premium in shares. The Company applies the provisions of ASC 260,
“Earnings Per Share”,
Subsection
10-45-44,
to determine the diluted weighted average shares outstanding as it relates to the conversion spread on the 2019 Notes. Accordingly, the par value of the 2019 Notes is not included in the calculation of diluted income per share, but the dilutive effect of the conversion premium is considered in the calculation of diluted net income per share using the treasury stock method. The dilutive impact of the 2019 Notes is based on the difference between the Company’s current period average stock price and the conversion price of the 2019 Notes, provided there is a premium. Pursuant to this accounting standard, there is no dilution from the accreted principal of the 2019 Notes for the periods shown.

14.	Related Party Transactions

Certain facilities leased by Spectrum are owned by Roy Eddleman, the former owner of Spectrum. As of March 31, 2020, Mr. Eddleman owned greater than 5% of the Company’s outstanding shares and the Company considers him to be a related party. The lease amounts paid to this shareholder prior to the public offering were negotiated in connection with the Spectrum Acquisition. The Company incurred rent expense totaling $0.2 million for the three months ended March 31, 2020 related to these leases.

15.	Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company.
The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended
	March 31,
	2020	2019
Revenue by customers’ geographic locations:
North America	48%	47%
Europe	41%	40%
APAC	11%	13%
Other	0%	0%

Total revenue	100%	100%

Concentrations of Credit Risk and Significant Customers
Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings and credit exposure to any one issue, issuer (with the exception of U.S. treasury obligations) and type of instrument is limited. At March 31, 2020 and December 31, 2019, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.
Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off
of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.
Revenue from significant customers that represent 10% or more of the Company’s total revenue is as follows:

	Three Months Ended March 31,
	2020	2019
MilliporeSigma	14%	16%
GE Healthcare	N/A	13%

There were no accounts receivable balances as of March 31, 2020 representing 10% or more of the Company’s total trade accounts receivable and royalties and other receivables balances. As of December 31, 2019, the accounts receivable balance with GE Healthcare represented 18% of the Company’s total trade accounts receivable and royalties and other receivables balances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Repligen and its subsidiaries, collectively doing business as Repligen Corporation (“Repligen”, “we”, “our”, or “the Company”) is a global life sciences company that develops and commercializes highly innovated bioprocessing technologies and systems that increase efficiencies and flexibility in the process of manufacturing biological drugs.
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

Proteins—Ligands
Through our Proteins business, we are a leading provider of Protein A affinity ligands and cell culture growth factors to life sciences companies. Protein A ligands are an essential “binding” component of Protein A affinity chromatography resins used in the purification of virtually all monoclonal antibody-based drugs on the market or in development. We manufacture multiple forms of Protein A ligands under long-term supply agreements with major life sciences companies including GE Healthcare (“GE”), MilliporeSigma and Purolite Life Sciences (“Purolite”), who in turn sell their Protein A chromatography resins to end users (mAb manufacturers). We have two manufacturing sites supporting overall global demand for our Protein A ligands: one in Lund, Sweden and another in Waltham, Massachusetts.
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
Proteins—Growth Factors
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
Critical Accounting Policies and Estimates
A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and our significant accounting policies in Note 2 to the consolidated financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2019 filed with the SEC.

Results of Operations
We did not observe significant impacts on our results of operations for the three months ended March 31, 2020 due to the global outbreak of novel strain of coronavirus,
SARS-CoV-2,
which causes coronavirus disease 2019
(“COVID-19”).
The ultimate impacts of
COVID-19
on our business and results of operations are currently unknown. We expect to continue to actively monitor the situation and may take further precautionary and preemptive actions as may be required by federal, state or local authorities or that we determine are in the best interests of public health and safety and that of our patient community, employees, partners, suppliers and stockholders. We cannot predict the effects that such actions, or the impact of
COVID-19
on global business operations and economic conditions, may have on our business or strategy, including the effects on our financial and operating results.
The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related footnotes thereto.
Revenues
Total revenue for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2020	2019	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:
Product	$76,060	$60,612	$15,448	25.5%
Royalty and other	30	22	8	36.4%

Total revenue	$76,090	$60,634	$15,456	25.5%

Product revenues
Since 2016, we have been increasingly focused on selling our products directly to customers in the pharmaceutical industry and to our contract manufacturers. Direct sales represent approximately 76% and 73% of our product revenue in the three months ended March 31, 2020 and 2019, respectively. We expect that direct sales will continue to account for an increasing percentage of our product revenues, as the largest customer of our OEM products has begun to diversify its supply chain in 2020. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.
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
During the three months ended March 31, 2020, product revenue increased by $15.4 million, or 25.5%, as compared to the same period of 2019. The increase is due to the continued adoption of our products by our key bioprocessing customers, particularly our chromatography and filtration products. Sales of our bioprocessing products are impacted by the timing of orders, development efforts at our customers or end-users
and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend. Additionally, there was a $6.6 million increase in revenue for the three months ended March 31, 2020, as compared to the same period of 2019 due to revenues generated by C Technologies, which was acquired in May 2019.
Royalty revenues
Royalty revenues in the three months ended March 31, 2020 and 2019 relate to royalties received from a third-party systems manufacturer associated with our OPUS PD chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partner.

Costs of product revenue and operating expenses
Total costs and operating expenses for the three months ended March 31, 2020 and 2019 were comprised of the following:

	Three Months Ended March 31,		Increase/ (Decrease)
	2020	2019	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Cost of product revenue	$31,982	$26,845	$5,137	19.1%
Research and development	4,702	3,620	1,082	29.9%
Selling, general and administrative	27,500	18,998	8,502	44.8%

Total costs and operating expenses	$64,184	$49,463	$14,721	29.8%

Cost of product revenue
Cost of product revenue increased 19.1% in the three months ended March 31, 2020, compared to the same period of 2019 due primarily to the increase in product revenue mentioned above.
Gross margins were 58.0% and 55.7% in the three months ended March 31, 2020 and 2019, respectively. The increase in gross margins is a result of the increase in revenue mentioned above, and favorable product mix, partially offset by an increase in manufacturing headcount subsequent to March 31, 2019. Gross margins may fluctuate in future quarters based on expected production volume and product mix.
Research and development expenses
Research and development (“R&D”) expenses are related to bioprocessing products, which include personnel, supplies and other research expenses. Due to the size of the Company and the fact that these various programs share personnel and fixed costs, we do not track all of our expenses or allocate any fixed costs by program, and therefore, have not provided historical costs incurred by project. In addition to the legacy product R&D, the current single-use
XCell ATF technology incurs expenses related to product development, sterilization, validation testing, and other research related expenses.
R&D expenses increased 29.9% during the three months ended March 31, 2020, compared to the same period of 2019. The increase during the period is primarily due to increased costs associated with an increase in R&D headcount, an increase in stock-based compensation expense resulting from the increased headcount and the higher share price period over period, as well as the addition of $0.8 million in R&D expenses related to C Technologies’ operations.
We expect our R&D expenses for the remainder of 2020 to increase in order to support new product development.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts, including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.
During the three months ended March 31, 2020, SG&A costs increased by $8.5 million, or 44.8%, as compared to the same period of 2019. The increase is due to the addition of $4.9 million SG&A costs from C Technologies’ operations, the continued expansion of our customer-facing activities to drive sales of our bioprocessing products, and the continued buildout of our administrative infrastructure, primarily through increased headcount, to support expected future growth. Stock-based compensation expense increased during the three months ended March 31, 2020, as compared to the same period in 2019 resulting from an increase in headcount and higher share prices period over period.

Other expenses, net
The table below provides detail regarding our other expenses, net:

	Three Months Ended March 31,		Increase/ (Decrease)
	2020	2019	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Investment income	$1,364	$713	$651	91.3%
Interest expense	(2,976)	(1,726)	(1,250)	72.4%
Other income	382	358	24	6.7%

Total other expense, net	$(1,230)	$(655)	$(575)	87.8%

Investment income
Investment income includes income earned on invested cash balances. The increase of $0.7 million for the three months ended March 31, 2020, as compared to the same period of 2019 was attributable to higher average invested cash balances partially offset by a decrease in interest rates during the three months ended March 31, 2020. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates. In March 2020, in response to the recent outbreak of
COVID-19
and to stay ahead of disruptions and economic slowdown, the Federal Reserve reduced the federal funds rate to a range of 0.0% to 0.25%, which will continue to affect our investment income in future periods.
Interest expense
Interest expense primarily includes interest related to our 2016 Notes, which were settled during the third quarter of 2019, and our 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”), which were issued in July 2019. Interest expense increased $1.3 million for the three months ended March 31, 2020, as compared to the same period in 2019. Contractual coupon interest incurred on the 2019 Notes for the three months ended March 31, 2020 was $0.3 million and there was no comparable amount for the same period of 2019. Contractual coupon interest incurred on the 2016 Notes was $0.6 million in the three months ended March 31, 2019. Since the 2016 Notes were settled during July 2019, interest no longer accrued on the 2016 Notes subsequent to their settlement.
The amortization of debt issuance costs on the 2019 Notes was $2.7 million for the three months ended March 31, 2020. There were no comparable amounts during the same period of 2019 as the 2019 Notes were issued in July 2019. The amortization of the debt issuance costs on the 2016 Notes was $1.1 million for the three months ended March 31, 2019 for which there was no comparable amount recorded during the same period of 2020.
Other income
The change in other income during the three months ended March 31, 2020, compared to the same period of 2019, is primarily attributable to foreign currency gains related to amounts due from non-Swedish
krona-based customers and cash balance denominated in U.S. dollars and British pounds held by Repligen Sweden AB.
Income tax provision
Income tax provision for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,		Increase/ (Decrease)
	2020	2019	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision	$861	$2,463	$(1,602)	(65.0%)
Effective tax rate	8.1%	23.4%
For the three months ended March 31, 2020 and 2019, we recorded an income tax provision of $0.9 million and $2.5 million, respectively. The effective tax rate is based upon the estimated taxable income for the years ended December 31, 2020 and 2019, respectively, as well as the composition of the taxable income in different jurisdictions. The effective tax rate was lower than the U.S. statutory rate of 21% in the three months ended March 31, 2020 due primarily to windfall benefits on stock option exercises and the vesting of restricted stock units. The effective tax rate for the three months ended March 31, 2019 was higher than the U.S. statutory rate of 21% due to state tax effects and the impact of the Global Intangible
Low-Taxed
Income (“GILTI”) tax enacted as part of the of the Tax Cuts and Jobs Act (“TCJA”) enacted in December 2017.

On March 27, 2020, President Trump signed the $2.2 trillion bipartisan Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act, the third congressional bill to address
COVID-19
, provides for loans and other benefits to businesses, expanded unemployment insurance, direct payments to those with middle-income and below wages, new appropriations funding for healthcare and other priorities, and tax changes, including deferrals of employer payroll tax liabilities, coupled with an employee retention tax credit and rollbacks of TCJA limitations on net operating losses and the Section 163(j) business interest limitation and a TCJA technical correction on qualified improvement property. The Company evaluated the provisions of the CARES Act and no provision had a material effect on the Company’s financial position or results of operations at March 31, 2020 and the three months then ended.
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
Non-GAAP
adjusted income from operations
Non-GAAP
adjusted income from operations is measured by taking income from operations as reported in accordance with GAAP and excluding acquisition and integration costs and intangible amortization booked through our consolidated statements of comprehensive income. The following is a reconciliation of income from operations in accordance with GAAP to non-GAAP
adjusted income from operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Amounts in thousands)
GAAP income from operations	$11,906	$11,171
Non-GAAP adjustments to income from operations:
Acquisition and integration costs	2,553	1,799
Intangible amortization	3,878	2,611

Non-GAAP adjusted income from operations	$18,337	$15,581

Non-GAAP
adjusted net income
Non-GAAP
adjusted net income is measured by taking net income as reported in accordance with GAAP and excluding acquisition and integration costs, intangible amortization, non-cash
interest expense and the tax effects of these items. The following are reconciliations of net income in accordance with GAAP to non-GAAP
adjusted net income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
		Fully Diluted		Fully Diluted
		Earnings per		Earnings per
	Amount	Share *	Amount	Share
	(Amounts in thousands, except per share data)
GAAP net income	$9,815	$0.18	$8,053	$0.17
Non-GAAP adjustments to net income:
Acquisition and integration costs	2,553	0.05	1,799	0.04
Intangible amortization	3,878	0.07	2,611	0.06
Non-cash interest expense	2,691	0.05	1,107	0.02
Tax effect of intangible amortization and acquisition costs	(2,177)	(0.04)	(1,351)	(0.03)

Non-GAAP adjusted net income	$16,760	$0.32	$12,219	$0.26

*	Per share totals may not add due to rounding.

Adjusted EBITDA
Adjusted EBITDA is measured by taking net income as reported in accordance with GAAP, excluding investment income, interest expense, taxes, depreciation and amortization and acquisition and integration costs booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to adjusted EBITDA for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Amounts in thousands)
GAAP net income	$9,815	$8,053
Non-GAAP EBITDA adjustments to net income:
Investment income	(1,364)	(713)
Interest expense	2,976	1,726
Tax provision	861	2,463
Depreciation	2,485	1,575
Amortization	3,905	2,638

EBITDA	18,678	15,742
Other non-GAAP adjustments:
Acquisition and integration costs	2,553	1,799

Adjusted EBITDA	$21,231	$17,541

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
At March 31, 2020, we had
non-restricted
cash and cash equivalents of $529.5 million compared to
non-restricted
cash, cash equivalents of $528.4 million at December 31, 2019.
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
On July 19, 2019, the Company issued $287.5 million aggregate principal amount of 0.375% Convertible Senior Notes due 2024 (“2019 Notes”), which included the underwriters’ exercise in full of an option to purchase an additional $37.5 million aggregate principal amount of 2019 Notes (the “Notes Offering” and, together with the Stock Offering, the “Offerings”). The net proceeds of the Notes Offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, were $278.5 million. See Note 8,
“Convertible Senior Notes,”
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

During the first quarter of 2020, the closing price of the Company’s common stock did not exceed 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. Therefore, the 2019 Notes are not convertible at the option of the holders of the 2019 Notes during the second quarter of 2020 per the First Supplemental Indenture underlying the 2019 Notes. The 2019 Notes have a face value of $287.5 million and a carrying value of $235.5 million and are classified as long-term liabilities on the Company’s consolidated balance sheet as of March 31, 2020.
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
Cash flows

	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019	$ Change
	(Amounts in thousands)
Operating activities	$9,530	$9,788	$(258)
Investing activities	(5,037)	(3,828)	(1,209)
Financing activities	1,589	44	1,545
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,923)	(3,691)	(1,232)

Net increase in cash, cash equivalents and restricted cash	$1,159	$2,313	$(1,154)

Operating activities
For the three months ended March 31, 2020, our operating activities provided cash of $9.5 million reflecting net income of $9.8 million and non-cash
charges totaling $13.4 million primarily related to depreciation, amortization, non-cash
interest expense and stock-based compensation charges. An increase in accounts receivable consumed $2.4 million of cash and was primarily driven by the 25.5%
year-to-date
increase in revenues. An increase in inventory consumed $7.2 million to support future revenue, as well as inventory acquired in the acquisition of C Technologies Acquisition. A decrease in accounts payable and accrued liabilities of $5.7 million was due to accrued liabilities acquired in the acquisition of C Technologies Acquisition, the timing of payments of payables, payment of the 2019 incentive compensation programs and an adjustment to the tax liability for the quarter. The remaining cash provided by operating activities resulted from favorable changes in various other working capital accounts.
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
Investing activities
Our investing activities consumed $5.0 million and $3.8 million of cash during the three months ended March 31, 2020 and 2019, respectively, related to capital expenditures. Of these capital expenditures, $0.9 million and $1.7 million represented capitalized costs related to our internal-use
software, respectively.
Financing activities
Cash provided by financing activities of $1.6 million for the three months ended March 31, 2020 included proceeds from stock option exercises during the period.
Working capital increased by approximately $16.0 million to $609.5 million at March 31, 2020 from $593.5 million at December 31, 2019 due to the various changes noted above.

Our future capital requirements will depend on many factors, including the following:
•	the expansion of our bioprocessing business;
•	the ability to sustain sales and profits of our bioprocessing products;
•	our ability to acquire additional bioprocessing products;
•	our identification and execution of strategic acquisitions or business combinations;
•	the scope of and progress made in our R&D activities;
•	the extent of any share repurchase activity; and
•	the success of any proposed financing efforts.
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
We plan to continue to invest in our bioprocessing business and in key R&D activities associated with the development of new bioprocessing products. We actively evaluate various strategic transactions on an ongoing basis, including licensing or acquiring complementary products, technologies or businesses that would complement our existing portfolio. We continue to seek to acquire such potential assets that may offer us the best opportunity to create value for our shareholders. In order to acquire such assets, we may need to seek additional financing to fund these investments. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of any such acquisition-related financing needs or lower demand for our products, we may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt funding. The sale of equity and convertible debt securities may result in dilution to our stockholders, and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, if at all.
Off-Balance
Sheet Arrangements
We do not have any special purpose entities or
off-balance
sheet financing arrangements as of March 31, 2020.
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
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form
10-Q
do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form
10-Q
which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, product candidate research, development and regulatory approval, SG&A expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources, the projected impact of, and response to, the coronavirus pandemic, and financing plans constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. The Company undertakes no obligation to publicly update or revise the statements in light of future developments. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with the following: the ultimate impact of the coronavirus pandemic on our business or financial results; the success of current and future collaborative or supply relationships, including our agreements with GE Healthcare and MilliporeSigma; our ability to successfully grow our bioprocessing business, including as a result of acquisitions, commercialization or partnership opportunities, and our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all U.S. Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products; the risk of litigation regarding our patent and other intellectual property rights; the risk of litigation with collaborative partners; our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers; the effect of the pandemic of the novel coronavirus disease, including mitigation efforts and economic effects, on our business operations; our ability to hire and retain skilled personnel; the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition; our ability to compete with larger, better financed life sciences companies; our history of losses and expectation of incurring losses; our ability to generate future revenues; our ability to successfully integrate our recently acquired businesses; our ability to raise additional capital to fund potential acquisitions; our volatile stock price; and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the sections entitled “Risk Factors” in this Quarterly Report on Form
10-Q
and in our Annual Report on Form
10-K
for the year ended December 31, 2019.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have historically held investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we have been exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise. We do not have any such investments as of March 31, 2020. As a result, a hypothetical 100 basis point increase in interest rates would have no effect on our cash position as of March 31, 2020.
We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. We believe that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material losses from our marketable security investments and therefore believe that our potential interest rate exposure is limited.
Foreign Exchange Risk
The reporting currency of the Company is U.S. dollars, and the functional currency of each of our foreign subsidiaries is its respective local currency. Our foreign currency exposures include the Swedish krona, Euro, British pound, Chinese yuan, Japanese yen, Singapore dollar, South Korean won and Indian rupee; of these, the primary foreign currency exposures are the Swedish krona, Euro and British pound. Exchange gains or losses resulting from the translation between the transactional currency and the functional currency are included in net income. Fluctuations in exchange rates may adversely affect our results of operations, financial position and cash flows. We currently do not seek to hedge this exposure to fluctuations in exchange rates.
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

C
hanges in Internal Control
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule
13a-15
or Rule
15d-15
that occurred in the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
in Part I, Item 1A of our Annual Report on Form
10-K
for the period ended December 31, 2019 and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. Other than the additional risk factors set forth below, there are no material changes to the risk factors described in our Annual Report on Form
10-K
for the period ended December 31, 2019.
The
COVID-19
pandemic, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including our product sales, and our stock price.
Since December 2019, an outbreak of a novel strain of coronavirus,
SARS-CoV-2,
which causes coronavirus disease 2019 (“
COVID-19”
), has since spread to countries in which we or our customers and suppliers operate, including the United States. The global spread of
COVID-19
has led local and national governmental authorities to implement various responses to combat the virus, including government-imposed quarantines, extended business closures, travel restrictions and other public health safety measures. The
COVID-19
outbreak continues to rapidly evolve. The extent to which the outbreak impacts our business, including our financial results, will depend on future developments, which are highly uncertain and cannot be predicted at this time with confidence, such as the continued geographic spread of the disease, the duration of the outbreak, and actions taken in the United States and elsewhere to contain the outbreak and treat the disease, such as social distancing and quarantines, business closures or business disruptions.
In response to the
COVID-19
pandemic, in accordance with direction from state and local government authorities, we have restricted access to our facilities mostly to personnel and third parties who must perform critical activities that must be completed on-site,
limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our personnel work remotely. In the event that governmental authorities were to further modify current restrictions, our employees conducting research and development or manufacturing activities may not be able to access our manufacturing space. Certain of our third-party suppliers have also temporarily closed facilities and have experienced work stoppages due to the spread of
COVID-19.
Our revenues and other operating results depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timeline manner. Business closures and work stoppages at our facilities and our third-supply suppliers’ facilities as a result of
COVID-19
may lead to interruptions in our manufacturing activities and our product supply and could have a material adverse effect on our business and our results of operation and financial condition.
We operate on a global basis with offices or activities in Japan, South Korea, China, India, Europe and North America, and global health crises, such as
COVID-19,
could result in a widespread economic downturn in the industries in which we and our customers operate. Such an economic downturn could result in delays or otherwise adversely affect the completion of our customers’ preclinical activities and clinical trials, as well as the healthcare industry generally. In addition, the diversion of financial resources in the healthcare system away from routine patient treatment, drug development and clinical trials in order to focus on pandemic concerns could result in reduced demand for our products or our customer’s products and could significantly impact our operating results.
In addition, the trading prices for our common stock and other bioprocessing and life sciences companies have been highly volatile as a result of the
COVID-19
pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms.
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

3.3	Second Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 23, 2017 and incorporated herein by reference).

10.1+#	Repligen Corporation Amended and Restated Non-Employee Directors’ Compensation Policy.

31.1 +	Rule 13a-14(a)/15d-14(a) Certification.

31.2 +	Rule 13a-14(a)/15d-14(a) Certification.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

#	Management contract or compensatory plan or arrangement.
+	Filed herewith.
*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: May 6, 2020	By:	/s/ Tony J. Hunt
Tony J. Hunt
President and Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: May 6, 2020	By:	/s/ Jon Snodgres
Jon Snodgres
Chief Financial Officer
(Principal financial officer)
Repligen Corporation