Form 10-Q
period 2020-06-30
REPLIGEN CORP
filed 2020-07-30
CIK 730272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on July 27, 2020 was 52,502,590.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
REPLIGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$560,364	$528,392
Restricted cash	—	9,015
Accounts receivable, net of allowances of $538 and $525 at June 30, 2020 and December 31, 2019, respectively	48,779	43,068
Royalties and other receivables	61	148
Unbilled receivables	456	456
Inventories, net	69,929	54,832
Prepaid expenses and other current assets	7,568	5,917

Total current assets	687,157	641,828
Property, plant and equipment, net	52,451	48,455
Intangible assets, net	204,741	212,552
Goodwill	468,725	468,413
Deferred tax assets	4,831	2,920
Operating lease right of use assets	23,830	25,707
Other assets	310	238

Total assets	$1,442,045	$1,400,113

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,902	$11,425
Operating lease liability	3,970	3,557
Accrued liabilities	26,529	33,331

Total current liabilities	44,401	48,313
Convertible senior notes, net	238,183	232,767
Deferred tax liabilities	29,948	29,944
Operating lease liability, long-term	26,263	26,995
Other liabilities, long-term	3,223	2,326

Total liabilities	342,018	340,345

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 52,494,884 shares at June 30, 2020 and 52,078,258 shares at December 31, 2019 issued and outstanding	525	521
Additional paid-in capital	1,082,096	1,068,431
Accumulated other comprehensive loss	(14,113)	(15,027)
Accumulated earnings	31,519	5,843

Total stockholders’ equity	1,100,027	1,059,768

Total liabilities and stockholders’ equity	$1,442,045	$1,400,113

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Products	$87,432	$70,670	$163,492	$131,282
Royalty and other revenue	30	22	60	44

Total revenue	87,462	70,692	163,552	131,326

Costs and operating expenses:
Cost of product revenue	36,863	30,708	68,845	57,553
Research and development	4,336	5,231	9,038	8,851
Selling, general and administrative	26,726	23,699	54,226	42,697

Total costs and operating expenses	67,925	59,638	132,109	109,101

Income from operations	19,537	11,054	31,443	22,225

Other income (expenses):
Investment income	253	1,005	1,617	1,718
Interest expense	(3,004)	(1,743)	(5,980)	(3,469)
Other expenses	(766)	(697)	(384)	(339)

Other expenses, net	(3,517)	(1,435)	(4,747)	(2,090)

Income before income taxes	16,020	9,619	26,696	20,135
Income tax provision	159	1,524	1,020	3,987

Net income	$15,861	$8,095	$25,676	$16,148

Earnings per share:
Basic	$0.30	$0.17	$0.49	$0.36

Diluted	$0.30	$0.17	$0.48	$0.34

Weighted average common shares outstanding:
Basic	52,381	46,367	52,260	45,174

Diluted	53,306	49,056	53,213	47,692

Net income	$15,861	$8,095	$25,676	$16,148
Other comprehensive income (loss):
Foreign currency translation adjustment	6,493	(1,269)	914	(3,160)

Comprehensive income	$22,354	$6,826	$26,590	$12,988

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands, except share data)

	Six Months Ended June 30, 2020
	Common Stock
	Number of Shares	Par Value	Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total Stockholders’ Equity
Balance at December 31, 2019	52,078,258	$521	$1,068,431	$(15,027)	$5,843	$1,059,768
Net income	—	—	—	—	25,676	25,676
Exercise of stock options and vesting of stock units	416,626	4	5,398	—	—	5,402
Stock-based compensation expense	—	—	8,267	—	—	8,267
Translation adjustment	—	—	—	914	—	914

Balance as of June 30, 2020	52,494,884	$525	$1,082,096	$(14,113)	$31,519	$1,100,027

	Three Months Ended June 30, 2020
	Common Stock
	Number of Shares	Par Value	Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total Stockholders’ Equity
Balance at March 31, 2020	52,278,083	$523	$1,074,183	$(20,606)	$15,658	$1,069,758
Net income	—	—	—	—	15,861	15,861
Exercise of stock options and vesting of stock units	216,801	2	3,811	—	—	3,813
Stock-based compensation expense	—	—	4,102	—	—	4,102
Translation adjustment	—	—	—	6,493	—	6,493

Balance as of June 30, 2020	52,494,884	$525	$1,082,096	$(14,113)	$31,519	$1,100,027

	Six Months Ended June 30, 2019
	Common Stock
	Number of Shares	Par Value	Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated (Deficit)/Earnings	Total Stockholders’ Equity
Balance at December 31, 2018	43,917,378	$439	$642,590	$(11,893)	$(15,568)	$615,568
Net income	—	—	—	—	16,148	16,148
Issuance of common stock for debt conversion	29	0	2	—	—	2
Exercise of stock options and vesting of stock units	245,263	3	563	—	—	566
Issuance of common stock pursuant to the acquisition of C Technologies, Inc.	779,221	8	53,930	—	—	53,938
Proceeds from issuance of common stock, net of issuance cost of $0.5 million	3,144,531	31	189,592	—	—	189,623
Stock-based compensation expense	—	—	6,283	—	—	6,283
Translation adjustment	—	—	—	(3,160)	—	(3,160)

Balance as of June 30, 2019	48,086,422	$481	$892,960	$(15,053)	$580	$878,968

	Three Months Ended June 30, 2019
	Common Stock
	Number of Shares	Par Value	Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated (Deficit)/Earnings	Total Stockholders’ Equity
Balance at March 31, 2019	44,073,998	$441	$645,883	$(13,784)	$(7,515)	$625,025
Net income	—	—	—	—	8,095	8,095
Issuance of common stock for debt conversion	29	0	2	—	—	2
Exercise of stock options and vesting of stock units	88,643	1	522	—	—	523
Issuance of common stock pursuant to the acquisition of C Technologies	779,221	8	53,930	—	—	53,938
Proceeds from issuance of common stock, net of issuance cost of $0.5 million	3,144,531	31	189,592	—	—	189,623
Stock-based compensation expense	—	—	3,031	—	—	3,031
Translation adjustment	—	—	—	(1,269)	—	(1,269)

Balance as of June 30, 2019	48,086,422	$481	$892,960	$(15,053)	$580	$878,968

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$25,676	$16,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,869	9,053
Non-cash interest expense	5,415	2,231
Stock-based compensation expense	8,267	6,283
Deferred income taxes, net	(1,912)	889
Other	143	3
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(6,013)	(7,317)
Royalties and other receivables	184	114
Unbilled receivables	—	2,142
Inventories	(14,964)	(4,137)
Prepaid expenses and other assets	(1,633)	114
Operating lease right of use assets	1,844	1,206
Other assets	(76)	(65)
Accounts payable	2,884	495
Accrued expenses	(7,012)	1,642
Operating lease liability	(304)	(1,216)
Long-term liabilities	897	(8)

Total cash provided by operating activities	26,265	27,577

Cash flows from investing activities:
Acquisition of C Technologies, Inc., net of cash acquired	—	(182,176)
Additions to capitalized software costs	(2,226)	(3,282)
Purchases of property, plant and equipment	(7,291)	(5,847)

Total cash used in investing activities	(9,517)	(191,305)

Cash flows from financing activities:
Exercise of stock options and vesting of stock units	5,412	566
Payment of tax withholding obligation on vesting of restricted stock	(10)	—
Proceeds from issuance of common stock, net	—	189,623
Repayment of senior convertible notes	—	(17)

Total cash provided by financing activities	5,402	190,172

Effect of exchange rate changes on cash, cash equivalents and restricted cash	807	(2,449)

Net increase in cash, cash equivalents and restricted cash	22,957	23,995

Cash, cash equivalents and restricted cash, beginning of period	537,407	193,822

Cash, cash equivalents and restricted cash, end of period	$560,364	$217,817

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$17	$—

Fair value of common stock issued for acquisition of C Technologies, Inc.	$—	$53,938

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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Repligen Sweden AB, Repligen GmbH, Spectrum LifeSciences, LLC and its subsidiaries (“Spectrum”), C Technologies, Inc. (“C Technologies”), and Repligen Singapore Pte. Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Risks and Uncertainties
There are many uncertainties regarding the current pandemic of the novel coronavirus (“COVID-19”), and the Company is closely monitoring the impact of
COVID-19
on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. While
COVID-19
did not materially affect the Company’s financial results and business operations in the Company’s three and six months ended June 30, 2020, the Company is unable to predict the impact that COVID-19 may have on its financial position and operations moving forward due to numerous uncertainties. These estimates may change as new events occur and additional information is obtained, and actual results could differ materially from these estimates under different assumptions or conditions. The Company will continue to assess the evolving impact of COVID-19 and will make adjustments to its operations as necessary.
Recent Accounting Standards Updates
We consider the applicability and impact of all Accounting Standards Updates on the Company’s
consolidated financial statements. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s
consolidated financial position or results of operations. Recently issued Accounting Standards Updates that we feel may be applicable to the Company
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
-
Chapter 8: Notes to Financial Statements
,
”
including the consideration of costs and benefits. The Company adopted ASU
2018-13
on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2020.
In August 2018, the FASB issued ASU
2018-15,
“Intangibles – Goodwill and Other –
Internal-Use
Software (Subtopic
350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.”
ASU
2018-15
aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software (and hosting arrangements that include an
internal-use
software license). The guidance also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The Company adopted ASU
2018-13
on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2020.
In June 2016, the FASB issued ASU
2016-13,
“
Financial Instruments-Credit Losses (Topic 326).”
ASU
2016-13
significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU
2016-13
replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments, including short-term trade receivables and contract assets, and expands disclosure requirements for credit quality of financial assets. The Company adopted ASU
2016-13
on January 1, 2020. The Company assessed all potential impacts that the adoption of this guidance has on its consolidated financial statements. Based on the composition of the Company’s investment portfolio, accounts receivable, current market conditions and historical credit loss activity, the adoption of ASU
2016-13
by the Company did not have a material impact on its consolidated financial position, results of operations or cash flows as of and for the three and six months ended June 30, 2020. The Company continues to monitor processes and controls for indications of an adjustment for future economic conditions at quarterly and annual reporting periods. See Note 5,
“Credit Losses,”
below for more information on the Company’s adoption of ASC 326.
In November 2018, the FASB issued ASU
2018-18,
“Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.”
ASU
2018-18
clarifies the interaction between Topic 808,
“Collaborative Arrangements,”
and Topic 606,
“Revenue from Contracts with Customers,”
by making targeted improvements to GAAP for collaborative arrangements and providing guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. This includes improving comparability in the presentation of revenue for certain transactions between collaborative arrangement participants by allowing presentation of the units of account in collaborative arrangements that are within the scope of Topic 606 together with revenue accounted for under Topic 606. The Company adopted ASU
2018-13
on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2020.
In December 2019, the FASB issued ASU
2019-12,
“
Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.”
ASU
2019-12
simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, including, but not limited to, the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, the exceptions related to the recognition of a deferred tax liability related to an equity method investment and the exception to methodology for calculating income taxes in an interim period when a year-to-date
loss exceeds the anticipated loss for the year. The Company adopted ASU
2018-13
on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2020.

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

As of June 30, 2020 and December 31, 2019, cash and cash equivalents on the Company’s consolidated balance sheets included $418.5 million and $415.6 million, respectively, in a money market account. These funds are valued on a recurring basis using Level 1 inputs.
In July 2019, the Company issued $287.5 million aggregate principal amount of the Company’s 0.375% Convertible Senior Notes due July 15, 2024 (the “2019 Notes”). Interest is payable semi-annually in arrears on January 15 and July 15 of each year. The 2019 Notes will mature on July 15, 2024 unless earlier converted or repurchased in accordance with their terms. As of June 30, 2020, the carrying value of the 2019 Notes was $238.2 million, net of unamortized discount, and the fair value of the 2019 Notes was $364.0 million. The fair value of the 2019 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2019 Notes as of June 30, 2020. The 2019 Notes are discussed in more detail in Note 8,
“Convertible Senior Notes”
to these consolidated financial statements.
During the three and six months ended June 30, 2020, there were no remeasurements to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis.

3.	Acquisition of C Technologies, Inc.
On May 31, 2019, Repligen acquired C Technologies, pursuant to the terms of a Stock Purchase Agreement (the “Agreement”), by and among Repligen, C Technologies and Craig Harrison, an individual and sole stockholder of C Technologies (such acquisition, the “C Technologies Acquisition”).
Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred

$4.0 million in transaction costs for the six months ended June 30, 2019. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of comprehensive income. In connection with the transaction, an additional $9.0 million was paid to employees in the quarter ended June 30, 2020, based on their continued employment with the Company one year after the date of the close of the C Technologies Acquisition. For the three and six
months ended June 30, 2020, the Company recognized
$1.5 million and
$3.7 million of compensation expense associated with this amount due to employees. The Company has recognized a total of $9.0 million of compensation expense associated with this amount due to employees since the C Technologies Acquisition.
Fair Value of Net Assets Acquired
The allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, based on the preliminary valuation. The Company obtained this information during due diligence and through other sources. In the months after closing, the Company obtained additional information about these assets and liabilities as it learned more about C Technologies. The Company refined the estimates of fair value to more accurately allocate the purchase price. Only items identified as of the acquisition date were considered for subsequent adjustment. We made appropriate adjustments to the purchase price allocation during the measurement period, which was one year from the acquisition date. The components and allocation of the purchase price consists of the following amounts (amounts in thousands):

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

Acquired Goodwill
The goodwill of $142.3 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes. Pursuant to the Company’s business combination accounting policy included in Note 2,
“
Summary of Significant Accounting Policies – Business Combinations, Goodwill and Intangible Assets,
”
of
the Company’s
Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the Company recorded goodwill adjustments for the effects on goodwill of changes to net assets acquired during the period that such change is identified, provided that any such change is within the measurement period (up to one year from the date of the acquisition). In March 2020, the Company recorded an adjustment to goodwill of $0.3 million related to additional state income tax liabilities to be paid to the seller, which were incurred from the Company’s finalized 338(h)(10) tax election.
Revenue, Net Income and Pro Forma Presentation
The Company recorded revenue from C Technologies of $7.7 million and $14.3 million for the three and six months ended June 30, 2020, respectively, and $16.4 million from May 31, 2019, the date of acquisition, to December 31, 2019. The Company recorded a net loss from C Technologies’ results of operations of $0.7 million and $2.9 million for the three and six months ended June 30, 2020, respectively, and a net loss of $7.4 million from May 31, 2019 to December 31, 2019. The Company has included the operating results of C Technologies in its consolidated statements of comprehensive income since the May 31, 2019 acquisition date. The following pro forma financial information presents the combined results of operations of Repligen and C Technologies as if the acquisition had occurred on January 1, 2019 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the C Technologies Acquisition, factually supportable and have a recurring impact. These pro forma adjustments include amortization expense on the acquired identifiable intangible assets, adjustments to stock-based compensation expense for equity compensation issued to C Technologies employees and the income tax effect of the adjustments made. In addition, acquisition-related transaction costs and an accounting adjustment to record inventory at fair value were excluded from pro forma net income in 2019.
Prior to the C Technologies Acquisition, C Technologies did not generate monthly or quarterly financial statements that were prepared in accordance with GAAP.

The following pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on January 1, 2019 or of future results (amounts in thousands, except per share data):

Six Months Ended June 30, 2019
Total revenue	$140,515
Net income	$20,560
Earnings per share:
Basic	$0.46

Diluted	$0.43

4.	Revenue Recognition
The Company generates
revenue from the sale of bioprocessing products, equipment devices, and related consumables used with these equipment devices to customers in the life science and biopharmaceutical industries. Under ASC 606,
“Revenue from Contracts with Customers,”
revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers.
Disaggregation of Revenue
Revenues for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Amounts in thousands)
Product revenue	$87,432	$70,670	$163,492	$131,282
Royalty and other income	30	22	60	44

Total revenue	$87,462	$70,692	$163,552	$131,326

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
Disaggregated revenue from contracts with customers by geographic region can be found in Note 15,
“Segment Reporting,”
below.
Revenue from significant customers that represent 10% or more of the Company’s total revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	201 9
	(Amounts in thousands)
Cytiva (formerly GE Healthcare)	$10,479	$11,083	$16,606	$18,749
MilliporeSigma	$10,674	$9,487	$21,566	$18,894
Chromatography Products
The Company’s chromatography products include a number of products used in the downstream purification and quality control of biological drugs. The majority of chromatography revenue relates to the OPUS
®
pre-packed
chromatography column line. OPUS columns are designed to be disposable following a production campaign. Each OPUS column is delivered pre-packaged
with the customer’s choice of chromatography resin, which is either provided by the Company for the customer or customer supplied. In either scenario, the OPUS column and resin are not interdependent of one another and are therefore considered distinct products that represent separate performance obligations. Chromatography product revenue is generally recognized at a point in time upon transfer of control to the customer.

Filtration Products
The Company’s filtration products generate revenue through the sale of KrosFlo
®
hollow fiber TFF systems, KrosFlo flat sheet TFF systems, TangenX
®
flat sheet cassettes, Spectrum
®
hollow fiber filters, membranes and modules, XCell ATF
®
systems and related consumables and ProConnex
®
single-use
flow path assemblies.
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
The Company’s TangenX flat sheet cassettes (SIUS
®
, SIUS Gamma
®
and PRO) are not highly interdependent on one another and are therefore considered distinct products that represent separate performance obligations. Product revenue from the sale of TangenX flat sheet cassettes are generally recognized at a point in time upon transfer of control of the customer.
The Company’s other filtration product offerings are not highly interdependent of one another and are therefore considered distinct products that represent separate performance obligations. Revenue on these products is generally recognized at a point in time upon transfer of control to the customer. The Company invoices the customer for the installation and training services in an amount that directly corresponds with the value to the customer of the Company’s performance to date; therefore, revenue recognized is based on the amount billable to the customer in accordance with the practical expedient under ASC
606-10-55-18.
The Company also markets the XCell ATF system, a technologically advanced filtration device used in upstream processes to continuously remove cellular metabolic waste products during the course of a fermentation run, freeing healthy cells to continue producing the biologic drug of interest. XCell ATF systems typically include a filtration system and consumables (i.e., tubing sets, metal stands) as well as training and installation services at the request of the customer. The filtration system and consumables are considered distinct products and therefore represent separate performance obligations. First time purchasers of the systems typically purchase a controller that is shipped with the tubing set(s) and metal stand(s). The controller is not considered distinct as it is a proprietary product that is highly interdependent with the filtration system; therefore, the controller is combined with the filtration system and accounted for as a single performance obligation. The training and installation services do not significantly modify or customize the XCell ATF system and therefore represent a distinct performance obligation. XCell ATF system product revenue related to the filtration system (including the controller if applicable) and consumables is generally recognized at a point in time upon transfer of control to the customer. XCell ATF system service revenue related to training and installation services is generally recognized over time, as the customer simultaneously receives and consumes the benefits as the Company performs. The Company invoices the customer for the installation and training services in an amount that directly corresponds with the value to the customer of the Company’s performance to date; therefore, revenue recognized is based on the amount billable to the customer in accordance with the practical expedient under ASC
606-10-55-18.
Process Analytics Products
The Process Analytics franchise generates revenue primarily through the sale of the SoloVPE and FlowVPE Slope Spectroscopy systems, consumables and service. These products complement and support the Company’s existing Filtration, Chromatography and Proteins franchises as they allow end users to make in-line
protein concentration measurements in filtration, chromatography and fill-finish applications, designed to allow for real-time process monitoring.
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

Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represents the transaction price of contracts for which work has not been performed or has been partially performed. The Company’s future performance obligations relate primarily to the installation and training of certain of its systems sold to customers. These performance obligations are completed within one year of receipt of a purchase order from its customers. Accordingly, the Company has elected to not disclose the value of these unsatisfied performance obligations as provided under ASC
606-10-50-14.
As of June 30, 2020, the Company has not accrued any future performance obligations.
Contract Balances from Contracts with Customers
The following table provides information about receivables and deferred revenues from contracts with customers as of June 30, 2020 (amounts in thousands):

2020
Balances from contracts with customers only:
Accounts receivable	$48,779
Deferred revenue (included in accrued liabilities in the consolidated balance sheets)	7,276

Revenue recognized during the six month period end ed June 30, 2020 relating to:
The beginning deferred revenue balance	$2,747
Changes in pricing related to products or services satisfied in previous periods	—
The timing of revenue recognition, billings and cash collections results in the accounts receivables and deferred revenue balances on the Company’s consolidated balance sheets. There were no impairment losses recognized on receivables during the three and six months ended June 30, 2020 or for the same periods in 2019.
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

5.	Credit Losses
Effective January 1, 2020, the Company adopted ASU
2016-13,
“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,”
prospectively. ASU
2016-13
replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The guidance requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due. Upon adoption, changes in the allowance were not material for the transition period starting January 1, 2020 through the six months ended June 30, 2020.
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
Customers are assessed for credit worthiness upfront through a credit review, which includes assessment based on the Company’s
analysis of their financial statements when a credit rating is not available. The Company evaluates contract terms and conditions, country and political risk, and may require prepayment to mitigate risk of loss. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company monitors changes to the receivables balance on a timely basis, and balances are written off as they are determined to be uncollectable after all collection efforts have been exhausted. Estimates of potential credit losses are used to determine the allowance. It is based on assessment of anticipated payment and all other historical, current and future information that is reasonably available.
The accounts receivable balance on
the Company’s
consolidated balance sheet as of June 30, 2020 was $48.8 million, net of $0.5 million of allowances. The following table provides a roll-forward of the allowance for credit losses in 2020
that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (amounts in thousands):

2020
Balance at January 1, 2020	$(525)
Change for expected credit losses	(133)
Balance at March 31, 2020	(658)
Current period change for write-offs	37
Current period change for recoveries	—
Current period change for expected credit losses	83

Balance at June 30, 2020	$(538)

6.	Goodwill and Intangible Assets
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table represents the change in the carrying value of goodwill for the six months ended June 30, 2020 (amounts in thousands):

Balance as of December 31, 2019	$468,413
Goodwill adjustment related to C Technologies, Inc.	293
Cumulative translation adjustment	19

Balance as of June 30, 2020	$468,725

During each of the fourth quarters of 2019, 2018 and 2017,
the Company
completed
its
annual impairment assessments and concluded that goodwill was not impaired in any of those years. The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three and six months ended June 30, 2020.
Intangible Assets
Intangible assets with a definitive life are amortized over their useful lives using the straight-line method, and the amortization expense is recorded within cost of product revenue and selling, general and administrative expenses in the Company’s statements of comprehensive income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for the Company’s
products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at June 30, 2020.
Indefinite-lived assets are reviewed for impairment at least annually. There has been no impairment of the Company’s
intangible assets for the periods presented.

Intangible assets, net consisted of the following at June 30, 2020:

	June 30, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$82,172	$(11,863)	$70,309	19
Patents	240	(240)	—	8
Customer relationships	160,834	(30,934)	129,900	15
Trademarks	3,752	(427)	3,325	20
Other intangibles	1,697	(1,190)	507	3

Total finite-lived intangible assets	248,695	(44,654)	204,041	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—

Total intangible assets	$249,395	$(44,654)	$204,741

Intangible assets consisted of the following at December 31, 2019:

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$82,169	$(9,669)	$72,500	19
Patents	240	(240)	—	8
Customer relationships	160,825	(25,642)	135,183	15
Trademarks	3,752	(333)	3,419	20
Other intangibles	1,697	(947)	750	3

Total finite-lived intangible assets	248,683	(36,831)	211,852	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—

Total intangible assets	$249,383	$(36,831)	$212,552

Amortization expense for finite-lived intangible assets was $3.9 million and $3.1 million for the three months ended June 30, 2020 and 2019, respectively. Amortization expense was $7.8 million and $5.7 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the Company expects to record the following amortization expense in future periods (amounts in thousands):

For the Six Months Ended June 30,	Estimated Amortization Expense
2020 (remaining six months)	$7,396
2021	14,738
2022	14,736
2023	14,640
2024	14,198
2025 and thereafter	138,333

Total	$204,041

7.	Consolidated Balance Sheet Detail
Inventories, net
Inventories, net consists of the following:

	As of
	June 30,	December 31,
	2020	2019
	(Amounts in thousands)
Raw materials	$40,196	$29,328
Work-in-process	5,873	8,360
Finished products	23,860	17,144

Total inventories, net	$69,929	$54,832

Property, Plant and Equipment
Property, plant and equipment consist of the following:

	As of
	June 30,	December 31,
	2020	2019
	(Amounts in thousands)
Land	$1,023	$1,023
Buildings	764	764
Leasehold improvements	28,824	23,905
Equipment	37,808	36,257
Furniture, fixtures and office equipment	6,873	6,312
Computer hardware and software	10,057	8,810
Construction in progress	7,565	6,707
Other	50	56

Total property, plant and equipment	92,964	83,834
Less - Accumulated depreciation	(40,513)	(35,379)

Total property, plant and equipment, net	$52,451	$48,455

Depreciation expense totaled $2.6 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively.
Depreciation expenses totaled $5.1 million and $3.3 million for the six months ended June 30, 2020 and 2019, respectively.
Accrued Liabilities
Accrued liabilities consist of the following:

	As of
	June 30,	December 31,
	2020	2019
	(Amounts in thousands)
Employee compensation	$12,320	$19,850
Taxes	3,330	3,874
Royalty and license fees	248	123
Warranties	833	1,500
Professional fees	1,120	1,081
Deferred revenue	7,276	5,005
Other	1,402	1,898

Total accrued liabilities	$26,529	$33,331

8.	Convertible Senior Notes
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
As of June 30, 2020, the conditions allowing holders of the 2019 Notes to convert have not been met and therefore the 2019 Notes are not yet convertible and are recorded as a long-term liability in the Company’s
consolidated balance sheet at June 30, 2020. No 2019 Notes were converted by the holders of such notes in the second quarter of 2020. In the event the closing price conditions are met in the third quarter of 2020 or a future fiscal quarter, the 2019 Notes will be convertible at a holder’s option during the immediately following fiscal quarter.
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
The Company allocates transaction costs related to the issuance of the 2019 Notes to the liability and equity components using the same proportions as the initial carrying value of the 2019 Notes. Transaction costs related to the liability component were $7.4 million and are being amortized to interest expense using the effective interest method over the term of the 2019 Notes. Transaction costs attributable to the equity component were $1.6 million and are netted with the equity component of the 2019 Notes in stockholders’ equity of the Company’s
consolidated balance sheet

at June 30, 2020.
The net carrying value of the liability component of the 2019 Notes is as follows:

	As of
	June 30,	December 31,
	2020	2019
	(Amounts in thousands)
0.375% convertible senior notes due 2024:
Principal amount	$287,500	$287,500
Less: unamortized debt discount	(43,179)	(47,921)
Less: unamortized debt issuance costs	(6,138)	(6,812)

Total debt	238,183	232,767
Less: current portion	—	—

Net carrying amount	$238,183	$232,767

Interest expense recognized on the 2019 Notes for the three months ended June 30, 2020 was $0.3 million, $2.4 million and $0.3 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. Interest expense recognized on the 2019 Notes for the six months ended June 30, 2020 was $0.5 million, $4.7 million and $0.7 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2019 Notes is 5.1%, which included the interest on the 2019 Notes, amortization of the debt discount and debt issuance costs. As of June 30, 2020, the carrying value of the 2019 Notes was $238.2 million and the fair value of the principal was $364.0 million. The fair value of the 2019 Notes was determined based on the most recent trade activity of the 2019 Notes as of June 30, 2020.
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
 6.6%, which included the interest on the 2016 Notes, amortization of the debt discount and debt issuance costs. As of June 30, 2019, the carrying value of the 2016 Notes was $105.7 million and the fair value of the principal was $310.5 million. The fair value of the 2016 Notes was determined based on the most recent trade activity of the 2016 Notes as of June 30, 2019.

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
Stock Option and Incentive Plans
At
the Company’s
2018 annual meeting of shareholders held on May 16, 2018,
the Company’s
shareholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”). Under the 2018 Plan the number of shares of the Company’s
common stock that are reserved and available for issuance is 2,778,000 plus the number of shares of common stock available for issuance under the Company’s
Amended and Restated 2012 Stock Option and Incentive Plan (the “2012 Plan”). The shares of common stock underlying any awards under the 2018 Plan and 2012 Plan (together, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At June 30, 2020, 2,370,882 shares were available for future grant under the 2018 Plan.
Stock-Based Compensation
For the three months ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense of $4.1 million and $3.0 million, respectively, for share-based awards granted under the Plans. For the six months ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense of $8.3 million and $6.3 million, respectively. The following table presents stock-based compensation expense in the Company’s consolidated statements of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Amounts in thousands)
Cost of product revenue	$425	$292	$858	$616
Research and development	394	319	766	641
Selling, general and administrative	3,283	2,420	6,643	5,026

Total stock-based compensation	$4,102	$3,031	$8,267	$6,283

The 2018 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Employee grants under the Plans generally vest over a three to five-year period, with
20%-33%
vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee
directors and consultants under the Plans generally vest over one year. In the first quarter of 2018, to create a longer-term retention incentive, the Company’s Compensation Committee granted long-term incentive compensation awards to its Chief Executive Officer consisting of both stock options and restricted stock units (“RSUs”) that are subject to time-based vesting over nine years. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At June 30, 2020, options to purchase 768,904 shares and 696,098 stock units were outstanding under the Plans.
The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards on the grant date, and the Company uses the value of the common stock as of the grant date to value RSUs. The Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award. The Company recognizes expense on awards with service-based vesting over the employee’s requisite service period on a straight-line basis. Over the past three years, performance stock units have been issued to certain employees which are tied to the achievement of annual revenue and return on invested capital metrics. The Company recognizes expense on performance-based awards over the vesting period based on the probability that the performance metrics will be achieved. The Company recognizes stock-based compensation expense for options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted for estimated forfeitures.

Information regarding option activity for the six months ended June 30, 2020 under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2019	957,559	$30.81
Granted	57,698	$100.53
Exercised	(246,353)	$21.97
Forfeited/expired/cancelled	—	$—

Options outstanding at June 30, 2020	768,904	$38.87	7.14	$65,243

Options exercisable at June 30, 2020	392,181	$30.64	6.26	$36,463

Vested and expected to vest at June 30, 2020 (1)	738,412		7.10	$62,833

(1)
Represents the number of vested options as of June 30, 2020 plus the number of unvested options expected to vest as of June 30, 2020 based on the unvested outstanding options at June 30, 2020 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive
level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax
intrinsic value (the difference between the closing price of the common stock on June 30, 2020, the last business day of the secon
d
 quarter of 2020, of $123.61 per share and the exercise price of each in-the-money
option) that would have been received by the option holders had all option holders exercised their options on June 30, 2020. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2020 and 2019 was $2.5 million and $3.6 million, respectively.
The weighted average grant date fair value of options granted during the six months ended June 30, 2020 and 2019 was $46.56 and $30.07, respectively. The total fair value of stock options that vested during the six months ended June 30, 2020 and 2019 was $2.5 million and $2.7 million, respectively.
The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant. Information regarding stock unit activity, which includes activity for restricted stock units and performance stock units, for the six months ended June 30, 2020 under the Plans is summarized below:

	Shares	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Unvested at December 31, 2019	734,984
Awarded	149,755
Vested	(170,778)
Forfeited/expired/cancelled	(17,863)
Unvested at June 30, 2020	696,098	3.59	$86,045

Vested and expected to vest at June 30, 2020 (1)	641,476	3.28	$79,293

(1)
Represents the number of vested stock units as of June 30, 2020 plus the number of unvested stock units expected to vest as of June 30, 2020 based on the unvested outstanding stock units at June 30, 2020 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive
level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax
intrinsic value (equal to the closing price of the common stock on June 30, 2020, the last business day of the second quarter of 2020, of $123.61 per share, as stock units do not have an exercise price) that would have been received by the stock unit holders had all holders exercised on June 30, 2020. The aggregate intrinsic value of stock units vested during the six months ended June 30, 2020 and 2019 was $16.6 million and $11.7 million, respectively.

The weighted average grant date fair value of stock units vested during the six months ended June 30, 2020 and 2019 was $59.84 and $31.97, respectively. The total fair value of stock units that vested during the six months ended June 30, 2020 and 2019 was $7.3 million and $6.0 million, respectively.
As of June 30, 2020, there was $42.8 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.83 years. The Company expects 1,761,586 unvested options and stock units to vest over the next five years.

10.	Commitments and Contingencies
Licensing and Research Agreements
The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements which require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. Research and development expenses associated with license agreements were immaterial amounts for the three and six months ended June 30, 2020 and 2019.
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
In June 2018, the Company secured an agreement with Navigo for the exclusive co-development
of multiple affinity ligands for which Repligen holds commercialization rights. The Company is manufacturing and has agreed to supply the first of these ligands,
NGL-Impact
®
, exclusively to Purolite Life Sciences (“Purolite”), who will pair the Company’s high-performance ligand with Purolite’s agarose jetting base bead technology used in their Jetted A50 Protein A resin product. We also signed a long-term supply agreement with Purolite for
NGL-Impact
 and other potential additional affinity ligands that may advance from the Company’s Navigo collaboration. The Navigo and Purolite agreements are supportive of the Company’s strategy to secure and reinforce the Company’s proteins business. The Company made no payments to Navigo during the three and six months ended June 30, 2020 and 2019.

11.	Accumulated Other Comprehensive Loss
The following shows the changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2020 which consisted of only foreign currency translation adjustments for the periods shown (amounts in thousands):

Foreign Currency Translation Adjustment

Balance as of December 31, 2019	$(15,027)
Other comprehensive income	914

Balance as of June 30, 2020	$(14,113)

12.	Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2020 was 1.0% and 3.8%,

respectively,
compared to 15.8% and 19.8%
,
re
s
pectively,

for the corresponding periods in the prior year. The effective tax rates for the three and six months ended June 30, 2020 and 2019 were lower than the U.S. statutory rate of 21% primarily due
to windfall benefits on stock option exercises and the vesting of stock units.
The Company is subject to a territorial tax system under the Tax Cuts and Jobs Act (“TCJA”) enacted in December 2017, in which the Company is required to provide for tax on the Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The Company has adopted an accounting policy to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense.

On March 27, 2020, President Trump signed the $2.2 trillion bipartisan Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act, the third congressional bill to address
COVID-19,
provides for loans and other benefits to businesses, expanded unemployment insurance, direct payments to those with middle-income and below wages, new appropriations funding for healthcare and other priorities, and tax changes, including deferrals of employer payroll tax liabilities, coupled with an employee retention tax credit and rollbacks of TCJA limitations on net operating losses (“NOLs”) and the Section 163(j) business interest limitation and a TCJA technical correction on qualified improvement property. The Company evaluated the provisions of the CARES Act and no provision had a material effect on the Company’s financial position or results of operations at June 30, 2020 and the three and six months then ended.
The Company’s tax returns are subject to examination by federal, state and international tax authorities for the following periods:

Jurisdiction	Fiscal Years Subject to Examination
United States - federal and state	2016-2019
Sweden	2013-2019
Germany	2019
Netherlands	2013-2019

13.	Earnings Per Share
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
Basic and diluted weighted average shares outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Amounts in thousands, except per share data)
Net income	$15,861	$8,095	$25,676	$16,148

Weighted average shares used in computing net income per share - basic	52,381	46,367	52,260	45,174
Effect of dilutive shares:
Stock options and restricted stock awards	925	791	953	760
Convertible senior notes	—	1,898	—	1,758

Dilutive potential common shares	925	2,689	953	2,518

Weighted average shares used in computing net income per share - diluted	53,306	49,056	53,213	47,692

Earnings per share:
Basic	$0.30	$0.17	$0.49	$0.36

Diluted	$0.30	$0.17	$0.48	$0.34

At June 30, 2020, there were outstanding options to purchase 768,904 shares of the Company’s common stock at a weighted average exercise price of $38.87 per share and 696,098 shares of common stock issuable upon the vesting of stock units, which include RSUs and performance stock units. For the three and six months ended June 30, 2020, 11,578 and 12,328 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

At June 30, 2019, there were outstanding options to purchase 985,266 shares of the Company’s common stock at a weighted average exercise price of $30.16 per share and 766,986 shares issuable upon the vesting of stock units. For the three and six months ended June 30,
2019
, 119,026 and 180,160 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.
As provided by the terms of the indenture underlying the 2016 Notes, the Company had a choice to settle the conversion obligation for the 2016 Notes in cash, shares or any combination of the two. During the third quarter of 2019, the Company settled the remaining 2016 Notes for a total aggregate principal of $115.0 million and 2,316,200 shares of its common stock. As of March 31, 2019, the par value of the 2016 Notes is not included in the calculation of diluted earnings per share, but the dilutive effect of the conversion premium is considered in the calculation of diluted earnings per share using the treasury stock method. The dilutive impact of the 2016 Notes was based on the difference between the Company’s current period average stock price and the conversion price of the 2016 Notes, provided there was a premium.
In July 2019, the Company issued $287.5 million aggregate principal amount of the 2019 Notes. As provided by the terms of the indenture underlying the 2019 Notes, conversion of the 2019 Notes will be settled in cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. As of June 30, 2020, the 2019 Notes were not convertible. The Company currently intends to settle the par value of the 2019 Notes in cash and any excess conversion premium in shares. The Company applies the provisions of ASC 260,
“Earnings Per Share”,
Subsection 10-45-44, to determine the diluted weighted average shares outstanding as it relates to the conversion spread on the 2019 Notes. Accordingly, the par value of the 2019 Notes is not included in the calculation of diluted income per share, but the dilutive effect of the conversion premium is considered in the calculation of diluted net income per share using the treasury stock method. The dilutive impact of the 2019 Notes is based on the difference between the Company’s current period average stock price and the conversion price of the 2019 Notes, provided there is a premium. Pursuant to this accounting standard, there is no dilution from the accreted principal of the 2019 Notes for the three and six months ended June 30, 2020.

14.	Related Party Transactions
Certain facilities leased by Spectrum are owned by Roy Eddleman, the former owner of Spectrum. As of June 30, 2020, Mr. Eddleman owned greater than 5% of the Company’s outstanding shares and the Company considers him to be a related party. The lease amounts paid to this shareholder prior to the public offering were negotiated in connection with the Spectrum Acquisition. The Company incurred rent expense totaling $
0.2
 million and $
0.3
 million for the three and six months ended June
30
,
2020
related to these leases.

15.	Segment Reporting
The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company.
The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue by customers’ geographic locations:
North America	47%	51%	47%	49%
Europe	37%	38%	39%	39%
APAC	16%	11%	14%	12%
Other	0%	0%	0%	0%

Total revenue	100%	100%	100%	100%

Concentrations of Credit Risk and Significant Customers
Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings and credit exposure to any one issue, issuer (with the exception of U.S. treasury obligations) and type of instrument is limited. At June 30, 2020 and December 31, 2019, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off
of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.
Revenue from significant customers that represent 10% or more of the Company’s total revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cytiva (formerly GE Healthcare)	12%	16%	10%	14%
MilliporeSigma	12%	13%	13%	14%
Significant accounts receivable balances representing 10% or more of the Company’s total trade accounts receivable and royalties and other receivable balances are as follows:

	June 30, 2020	December 31, 2019
Cytiva (formerly GE Healthcare)	12%	18%
MilliporeSigma	10%	N/A

16.	Subsequent Event
Acquisition of Engineered Molding Technology
On June 26, 2020, the Company entered into a Membership Interest Purchase Agreement with Engineered Molding Technology LLC (“EMT”), a New York limited liability company, and Michael Pandori and Todd Etesse, the legal and beneficial owners of EMT, to purchase EMT, which transaction subsequently closed on July 13, 2020 (the “EMT Acquisition”).
EMT, which is headquartered in Clifton Park, New York, is an innovator and manufacturer of single-use
silicone assemblies and components used in the manufacturing of biologic drugs. EMT’s standard and customer molding and over-molded connectors and silicone tubing products are key components in single-use
filtration and chromatography systems.
EMT’s
products will complement and expand Repligen’s
single-use
product offerings.
The Company will account for the EMT Acquisition as a purchase of a business under the acquisition method of accounting and has engaged a third-party valuation firm to assist with the valuation of the business acquired. The estimated purchase price allocation for the EMT
 Acquisition

will be included in the Quarterly Report on
Form 10-Q
for the quarter
ended September 30,
2020.
Early Compliance to Amendments of the Regulation
S-X
Rules for Accounting for Acquired Businesses
On May 21, 2020, the SEC announced that it would adopt amendments to the financial disclosure requirements for acquisitions and dispositions of businesses in
Rules 3-05,
3-14,
8-04,
8-05,
8-06,
and Article 11 of Regulation
S-X,
all of which relate to financial statement disclosure requirements. In conjunction with the changes to amendments to these rules, the SEC also amended the significance tests in the “significant subsidiary” definition in
Rule 1-02(w),
Securities Act Rule 405, and Exchange Act
Rule 12b-2
to improve their application and to assist registrants in making more meaningful determinations of whether a subsidiary or an acquired or disposed of business is significant.
Specific changes to the significance test include changes to the investment test component, which compares the registrant’s and its other subsidiaries’ investment in and advances to the tested subsidiary to the registrant’s aggregate worldwide market value if available, instead of the registrant’s total assets on a consolidated basis under the unamended Rule. The amendments also changed the income test component by adding a revenue component to it.
The amendments will be effective on January 1, 2021. However, voluntary compliance with the final amendments will be permitted in advance of the effective date. As a result of the EMT Acquisition on July 13, 2020, the Company voluntarily adopted the amendments prior to their effective date and determined the acquired business, EMT, is not a significant subsidiary and therefore no separate financial statements are required.

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
Our Products
Our bioprocessing business is comprised of four main franchises, three of which we sell directly to end-users
(Chromatography, Filtration and Process Analytics) and one that we sell primarily through supply agreements (Proteins).
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
pre-packed
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
Filtration
XCell ATF
®
Cell Retention Systems
Our Filtration products offer a number of advantages to manufacturers of biologic drugs and are used in development, clinical and commercial-scale production. Our XCell Alternating Tangential Flow (“ATF”) systems are used primarily in upstream perfusion (continuous) cell culture processing.
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
®
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
The Spectrum product line of HF filters and systems are used in bench-top
through commercial-scale processes, primarily for the filtration, purification and concentration of biologics and diagnostic products. Our KrosFlo filtration systems and equipment offer both standard and customized solutions to bioprocessing customers, with particular strength in consumable and single-use
offerings.
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

Proteins - Ligands
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
Proteins - Growth Factors
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
Engineered Molding Technology Acquisition
On June 26, 2020, the Company entered into a Membership Interest Purchase Agreement with Engineered Molding Technology LLC (“EMT”), a New York limited liability company and Michael Pandori and Todd Etesse, the legal and beneficial owners of EMT to purchase EMT, which transaction subsequently closed on July 13, 2020 (the “EMT Acquisition”).
EMT, which is headquartered in Clifton Park, New York, is an innovator and manufacturer of single-use
silicone assemblies and components used in the manufacturing of biologic drugs. EMT’s standard and customer molding and over-molded connectors and silicone tubing products are key components in single-use
filtration and chromatography systems. Its products will complement and expand Repligen’s single-use
product offerings.
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

Revenues
Total revenue for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:
Products	$87,432	$70,670	$16,762	23.7%	$163,492	$131,282	$32,210	24.5%
Royalty and other	30	22	8	36.4%	60	44	16	36.4%

Total revenue	$87,462	$70,692	$16,770	23.7%	$163,552	$131,326	$32,226	24.5%

Product revenues
Since 2016, we have been increasingly focused on selling our products directly to customers in the pharmaceutical industry and to our contract manufacturers. Direct sales represented approximately 74% and 71% of our product revenue for the three months ended June 30, 2020 and 2019, respectively, and represented approximately 75% and 72% of our product revenue for the six months ended June 30, 2020 and 2019, respectively. We expect that direct sales will continue to account for an increasing percentage of our product revenues, as the largest customer of our OEM products has begun to diversify its supply chain in 2020. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.
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
During the three and six months ended June 30, 2020, product revenue increased by $16.8 million, or 24% and $32.2 million, or 25%, as compared to the same periods of 2019. The increase is due to the continued adoption of our products by our key bioprocessing customers, particularly our chromatography and filtration products. During the second quarter of 2020, we experienced an increase in overall sales as a result of accelerated demand for our proteins and filtration products. The demand was broad-based covering mAb, gene therapy and
COVID-19
customers working on vaccines and therapeutics. We expect there will be a continued increase in direct sales through the remainder of 2020, especially from
COVID-19
customers as they
scale-up
and move candidates through the clinical trial process. In addition, demand for our protein and ligands products increased during the three and six months ended June 30, 2020, as compared to the same periods of 2019. Sales of our bioprocessing products are impacted by the timing of orders, development efforts at our customers or end-users
and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend. There was also a $5.5 million increase in revenue for the three months ended June 30, 2020 and a $12.1 million increase in revenue for the six months ended June 30, 2020, as compared to the same periods of 2019, due to revenues generated by C Technologies, which was acquired in May 2019.
Royalty revenues
Royalty revenues in the three and six months ended June 30, 2020 and 2019 relate to royalties received from a third-party systems manufacturer associated with our OPUS PD chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partner.

Costs of product revenue and operating expenses
Total costs and operating expenses for the three and six months ended June 30, 2020 and 2019 were comprised of the following:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Cost of product revenue	$36,863	$30,708	$6,155	20.0%	$68,845	$57,553	$11,292	19.6%
Research and development	4,336	5,231	(895)	(17.1%)	9,038	8,851	187	2.1%
Selling, general and administrative	26,726	23,699	3,027	12.8%	54,226	42,697	11,529	27.0%

Total costs and operating expenses	$67,925	$59,638	$8,287	13.9%	$132,109	$109,101	$23,008	21.1%

Cost of product revenue
Cost of product revenue increased 20.0% and 19.6% in the three and six months ended June 30, 2020, compared to the same periods of 2019, due primarily to the increase in product revenue mentioned above. Additional facility costs, including personal protection equipment purchased for essential manufacturing personnel on site to protect against
COVID-19,
were incurred during the three and six months ended June 30, 2020.
Gross margins were 57.9% in both the three and six months ended June 30, 2020. The gross margin for the three and six months ended June 30, 2019, which include $1.2 million of amortization on an inventory step-up
recorded in purchase accounting related to the C Technologies Acquisition in May 2019, were 56.6% and 56.2%, respectively. Excluding the step-up
amortization, gross margins for the three and six months ended June 30, 2019 were 58.2% and 57.1%. The decrease in gross margins, excluding the inventory step-up
amortization, in the three months ended June 30, 2020, as compared to the same period of 2019, is a result of an increase in manufacturing headcount subsequent to June 30, 2019, including a full quarter of C Technologies employees. The increase in gross margin during the six months ended June 30, 2020, as compared to the same period of 2019, excluding the inventory step up amortization is due primarily to the increase in revenue mentioned above, and favorable product volumes and mix, partially offset by an increase in manufacturing headcount subsequent to June 30, 2019. Gross margins may fluctuate in future quarters based on expected production volume and product mix.
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
R&D expenses decreased 17.1% during the three months ended June 30, 2020, compared to the same period of 2019. The decrease during the period is primarily due to a decrease in R&D spending on projects, as most R&D personnel worked remotely during the three months ended June 30, 2020 due to
COVID-19.
The decrease was also due to higher milestone payments made to Navigo Proteins GmbH during the three and six months ended June 30, 2019. This is partially offset by a $0.5 million increase in R&D expenses related to C Technologies’ operations during the three months ended June 30, 2020, as compared to the same period of 2019.
R&D expenses increased 2.1% during the six months ended June 30, 2020, compared to the same period of 2019. The increase during the period is primarily due to the addition of $1.4 million in R&D expenses related to C Technologies’ operations and increased costs associated with an increase in R&D headcount, including an increase in stock-based compensation expense, which also increased due to the higher share price period over period.
We expect our R&D expenses for the remainder of 2020 to increase to support new product development.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts, including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

During the three and six months ended June 30, 2020, SG&A costs increased by $3.0 million, or 12.8%, and $11.5 million, or 27.0%, as compared to the same periods of 2019. The increase is partially due to a full three months and a full six months of SG&A costs from C Technologies’ operations, which contributed an additional $2.8 million and $7.6 million for the three and six months ended June 30, 2020, respectively. The increase for each period is also due to the continued expansion of our customer-facing activities to drive sales of our bioprocessing products, and the continued buildout of our administrative infrastructure, primarily through increased headcount, to support expected future growth. Stock-based compensation expense increased during the three and six months ended June 30, 2020, as compared to the same period in 2019, resulting from an increase in headcount and higher share prices period over period.
Other expenses, net
The table below provides detail regarding our other expenses, net:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Investment income	$253	$1,005	$(752)	(74.8%)	$1,617	$1,718	$(101)	(5.9%)
Interest expense	(3,004)	(1,743)	(1,261)	72.3%	(5,980)	(3,469)	(2,511)	72.4%
Other expenses	(766)	(697)	(69)	9.9%	(384)	(339)	(45)	13.3%

Total other expense, net	$(3,517)	$(1,435)	$(2,082)	145.1%	$(4,747)	$(2,090)	$(2,657)	127.1%

Investment income
Investment income includes income earned on invested cash balances. The decrease of $0.8 million and $0.1 million for the three and six months ended June 30, 2020, as compared to the same periods of 2019, was attributable to a decrease in interest rates on our average invested cash balances. In March 2020, in response to the recent outbreak of
COVID-19
and to stay ahead of disruptions and economic slowdown, the Federal Reserve reduced federal funds rate to a range of 0.0% to 0.25%, which will continue to affect our investment income in future periods. Higher average invested cash balances during the three and six months ended June 30, 2020, as compared to the same periods of 2019 due to the completion of a public offering and the issuance of our 2019 Notes during the third quarter of 2019, partially offset the decrease in interest rates mentioned above. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.
Interest expense
Interest expense in the three and six months ended June 30, 2020 is from our 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”), which were issued in July 2019. Interest expense in the three and six months ended June 30, 2019 is from our 2016 Notes, which were settled during the third quarter of 2019. Interest expense increased $1.3 million and $2.5 million for the three and six months ended June 30, 2020, as compared to the same periods in 2019.
The amortization of debt issuance costs on the 2019 Notes was $2.7 million and $5.4 million for the three and six months ended June 30, 2020. There were no comparable amounts during the same period of 2019 as the 2019 Notes were issued in July 2019. The amortization of the debt issuance costs on the 2016 Notes was $1.1 million and $2.2 million for the three and six months ended June 30, 2019 for which there was no comparable amount recorded during the same period of 2020.
Contractual coupon interest incurred on the 2019 Notes for the three and six months ended June 30, 2020 was $0.3 million and $0.5 million, respectively. There were no comparable amounts for the same period of 2019. Contractual coupon interest incurred on the 2016 Notes was $0.6 million and $1.2 million in the three and six months ended June 30, 2019. Since the 2016 Notes were settled during July 2019, interest no longer accrued on the 2016 Notes subsequent to their settlement.
Other expenses
The change in other expenses during the three and six months ended June 30, 2020, compared to the same period of 2019, is primarily attributable to foreign currency losses related to amounts due from non-Swedish
krona-based customers and vendors.

Income tax provision
Income tax provision for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision	$159	$1,524	$(1,365)	(89.6%)	$1,020	$3,987	$(2,967)	(74.4%)
Effective tax rate	1.0%	15.8%			3.8%	19.8%
For the three and six months ended June 30, 2020, we recorded an income tax expense of $0.2 million and $1.0 million, respectively. The effective tax rate was 1.0% and 3.8% for the three and six months ended June 30, 2020 and is based upon the estimated income for the year ending December 31, 2020 and the composition of income in different jurisdictions and impacts of various discrete tax adjustments. The effective tax rate for the three and six months ended June 30, 2020 was lower than the U.S. statutory rate of 21% primarily due to windfall benefits on stock option exercises and the vesting of restricted stock units. We recorded a tax provision of $1.5 million and $4.0 million for the three and six months ended June 30, 2019. The effective tax rate was 15.8% and 19.8% for the three and six months ended June 30, 2019 and the composition of income in different jurisdictions and the impacts of various discrete tax adjustments. The effective tax rate for the three and six months ended June 30, 2019 was lower than the U.S. statutory rate of 21% primarily due to windfall benefits on stock option exercise and the vesting of restricted stock units.
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
non-GAAP
adjusted income from operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Amounts in thousands)
GAAP income from operations	$19,537	$11,054	$31,443	$22,225
Non-GAAP adjustments to income from operations:
Acquisition and integration costs	2,134	4,822	4,687	6,621
Intangible amortization	3,874	3,051	7,752	5,662
Inventory step-up charges	—	1,169	—	1,169

Non-GAAP adjusted income from operations	$25,545	$20,096	$43,882	$35,677

Non-GAAP
adjusted net income
Non-GAAP
adjusted net income is measured by taking net income as reported in accordance with GAAP and excluding acquisition and integration costs, intangible amortization, inventory step-up
charges and
non-cash
interest expense and the tax effects of these items. The following are reconciliations of net income in accordance with GAAP to non-GAAP
adjusted net income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020		2019
	Amount	Fully Diluted Earnings per Share	Amount	Fully Diluted Earnings per Share
	(Amounts in thousands, except per share data)
GAAP net income	$15,861	$0.30	$8,095	$0.17
Non-GAAP adjustments to net income:
Acquisition and integration costs	2,134	0.04	5,322	0.11
Intangible amortization	3,874	0.07	3,051	0.06
Inventory step-up charges	—	—	1,169	0.02
Non-cash interest expense	2,724	0.05	1,124	0.02
Tax effect of intangible amortization and acquisition costs	(2,085)	(0.04)	(2,610)	(0.05)

Non-GAAP adjusted net income	$22,508	$0.42	$16,151	$0.33

	Six Months Ended June 30,
	2020		2019
	Amount	Fully Diluted Earnings per Share	Amount	Fully Diluted Earnings per Share
	(Amounts in thousands, except per share data)
GAAP net income	$25,676	$0.48	$16,148	$0.34
Non-GAAP adjustments to net income:
Acquisition and integration costs	4,687	0.09	7,121	0.15
Intangible amortization	7,752	0.15	5,662	0.12
Inventory step-up charges	—	—	1,169	0.02
Non-cash interest expense	5,415	0.10	2,231	0.05
Tax effect of intangible amortization and acquisition costs	(4,262)	(0.08)	(3,961)	(0.09)

Non-GAAP adjusted net income	$39,268	$0.74	$28,370	$0.59

*	Per share totals may not add due to rounding.
Adjusted EBITDA
Adjusted EBITDA is measured by taking net income as reported in accordance with GAAP, excluding investment income, interest expense, taxes, depreciation and amortization and acquisition and integration costs booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to adjusted EBITDA for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Amounts in thousands)
GAAP net income	$15,861	$8,095	$25,676	$16,148
Non-GAAP EBITDA adjustments to net income:
Investment income	(253)	(1,005)	(1,617)	(1,718)
Interest expense	3,004	1,743	5,980	3,469
Tax provision	159	1,524	1,020	3,987
Depreciation	2,578	1,762	5,063	3,337
Amortization	3,902	3,079	7,807	5,716

EBITDA	25,251	15,198	43,929	30,939
Other non-GAAP adjustments:
Acquisition and integration costs	2,134	5,322	4,687	7,121
Inventory step-up charges	—	1,169	—	1,169

Adjusted EBITDA	$27,385	$21,689	$48,616	$39,229

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
At June 30, 2020, we had cash and cash equivalents (excluding restricted cash) of $560.4 million compared to cash and cash equivalents (excluding restricted cash) of $528.4 million at December 31, 2019.
On July 19, 2019, the Company issued $287.5 million aggregate principal amount of 0.375% Convertible Senior Notes due 2024 (“2019 Notes”), which included the underwriters’ exercise in full of an option to purchase an additional $37.5 million aggregate principal amount of 2019 Notes (the “Notes Offering” and, together with the Stock Offering in July 2019 as mentioned in Note 9,
“Stockholders’ Equity”
included in this report, the “Offerings”). The net proceeds of the Notes Offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, were $278.5 million. See Note 8,
“Convertible Senior Notes,”
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
During the second quarter of 2020, the closing price of the Company’s common stock did not exceed 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. Therefore, the 2019 Notes are not convertible at the option of the holders of the 2019 Notes during the third quarter of 2020 per the First Supplemental Indenture underlying the 2019 Notes. The 2019 Notes have a face value of $287.5 million and a carrying value of $238.2 million and are classified as long-term liabilities on the Company’s consolidated balance sheet as of June 30, 2020.
We intend to use the remaining net proceeds from the Offerings for working capital and other general corporate purposes, including to fund possible acquisitions of, or investments in, complementary businesses, products, services and technologies, such as the acquisition of Engineered Molding Technology in July 2020 as mentioned in Note 16,
“Subsequent Events,”
included in this report. It is the Company’s policy and intent to settle the face value of the 2019 Notes in cash and any excess conversion premium in shares of our common stock.
Cash flows

	Six Months Ended June 30,		Increase/(Decrease) $ Change
	2020	2019
	(Amounts in thousands)
Operating activities	$26,265	$27,577	$989
Investing activities	(9,517)	(191,305)	181,788
Financing activities	5,402	190,172	(184,770)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	807	(2,449)	955

Net increase in cash, cash equivalents and restricted cash	$22,957	$23,995	$(1,038)

Operating activities
For the six months ended June 30, 2020, our operating activities provided cash of $26.3 million reflecting net income of $25.7 million and non-cash
charges totaling $24.8 million primarily related to depreciation, amortization, deferred income taxes, non-cash
interest expense and stock-based compensation charges. An increase in accounts receivable consumed $6.0 million of cash and was primarily driven by the 24.5%
year-to-date
increase in revenues. An increase in inventory consumed $15.0 million to support future revenue. A decrease in accounts payable and accrued liabilities of $4.1 million were due primarily to the payment of the $9.0 million to employees during the second quarter of 2020 for C Technologies acquisition-related bonuses. This is partially offset by an increase in accounts payable and accrued liabilities due to the timing of payment of payables. The remaining cash provided by operating activities resulted from favorable changes in various other working capital accounts.

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
Investing activities
Our investing activities consumed $9.5 million and $9.1 million of cash during the six months ended June 30, 2020 and 2019, respectively, related to capital expenditures. Of these capital expenditures, $2.2 million and $3.3 million, respectively, represented capitalized costs related to our internal-use
software. We consumed $182.2 million in cash (net of cash received) for the C Technologies Acquisition on May 31, 2019.
Financing activities
Cash provided by financing activities of $5.4 million for the six months ended June 30, 2020 included proceeds from stock option exercises and the vesting of stock units during the period. Cash provided by financing activities of $190.2 million for the six months ended June 30, 2019 included $189.6 million from the issuance of our common stock resulting from our public offering completed in May 2019. Proceeds from stock option exercises during the six months ended June 30, 2019 were $0.6 million.
Working capital increased by approximately $49.3 million to $642.8 million at June 30, 2020 from $593.5 million at December 31, 2019 due to the various changes noted above.
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

Off-Balance
Sheet Arrangements
We do not have any special purpose entities or
off-balance
sheet financing arrangements as of June 30, 2020.
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
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form
10-Q
do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form
10-Q
which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, product candidate research, development and regulatory approval, SG&A expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources, our financing plans, and the projected impact of, and response to, the
COVID-19
coronavirus pandemic and the related downturn of the U.S. and global economies constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. The Company undertakes no obligation to publicly update or revise the statements in light of future developments. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with the following: the ultimate impact of the coronavirus pandemic on our business or financial results; the success of current and future collaborative or supply relationships, including our agreements with Cytiva (formerly GE Healthcare) and MilliporeSigma; our ability to successfully grow our bioprocessing business, including as a result of acquisitions, commercialization or partnership opportunities, and our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all U.S. Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products; the risk of litigation regarding our patent and other intellectual property rights; the risk of litigation with collaborative partners; our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers; the effect of the pandemic of the novel coronavirus disease, including mitigation efforts and economic effects, on our business operations and the operations of our customers and suppliers; our ability to hire and retain skilled personnel; the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition; our ability to compete with larger, better financed life sciences companies; our history of losses and expectation of incurring losses; our ability to generate future revenues; our ability to successfully integrate our recently acquired businesses; our ability to raise additional capital to fund potential acquisitions; our volatile stock price; and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the sections entitled “Risk Factors” in our Annual Report on Form
10-K
for the year ended December 31, 2019 and our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have historically held investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we have been exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise. We do not have any such investments as of June 30, 2020. As a result, a hypothetical 100 basis point increase in interest rates would have no effect on our cash position as of June 30, 2020.

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
or Rule
15d-15
that occurred in the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
in Part I, Item 1A of our Annual Report on Form
10-K
for the period ended December 31, 2019 and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. There are no material changes to the risk factors described in our Annual Report on Form
10-K
for the period ended December 31, 2019 and our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020.
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

REPLIGEN CORPORATION

Date: July 30, 2020	By:	/S/ TONY J. HUNT
Tony J. Hunt
President and Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: July 30, 2020	By:	/S/ JON SNODGRES
Jon Snodgres
Chief Financial Officer
(Principal financial officer)
Repligen Corporation