Form 10-K
period 2020-12-31
REPLIGEN CORP
filed 2021-02-24
CIK 730272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended

December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes
☐
    No
☐
.
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes
☐
    No
☒
.
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,711,511,345.
The number of shares of the registrant’s common stock outstanding as of February 19, 2021 was 54,771,343.
Documents Incorporated By Reference
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2020. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

Summary of the Material Risks Associated with Our Business
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•
Our product revenue may be negatively impacted by a number of factors, including without limitation, competition in the bioprocessing market, our historical reliance on a limited number of large customers, our ability to develop or acquire additional bioprocessing products in the future, our ability to manufacture our bioprocessing products sufficiently and timely, and our ability to effectively penetrate the bioprocessing products market.

•
We rely on a limited number of suppliers or, for certain of our products, one supplier, and we may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our financial condition, results of operations and reputation.

•	We may not be able to achieve sufficient market acceptance for our bioprocessing products, and our results of operations and competitive position could suffer.

•
If our products do not perform as expected or the reliability of the technology on which our products are based is questioned, we could experience lost revenue, delayed or reduced market acceptance, increased cost and damage to our reputation.

•
If we are unable to manufacture our products in sufficient quantities and in a timely manner, our operating results will be harmed, our ability to generate revenue could be diminished and our gross margin may be negatively impacted.

•
Acquisitions we have completed, including our recent acquisitions of ARTeSYN Biosolutions Holdings Ireland Limited, Non-Metallic Solutions, Inc. or Engineered Molding Technology LLC, or may complete in the future, may expose us to risks that could adversely affect our business, and we may not achieve the anticipated benefits of acquisitions of businesses or technologies.

•	Our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates.

•	If we are unable to hire and retain skilled personnel, including technical, sales and marketing personnel, then we will have trouble developing and marketing our products.

•	If we are unable to obtain, maintain and protect our intellectual property rights related to our products, we may not be able to compete effectively or succeed commercially.

•
The business interruptions resulting from the COVID-19 outbreak or similar public health crises may disrupt the development, manufacturing and commercial sales of our products and adversely impact our business.

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
As the overall market for biologics continues to grow and expand, our primary customers – global biopharmaceutical companies and contract development and manufacturing organizations (“CDMOs”) – face critical production cost, capacity, quality and time pressures. Built to address these concerns, our products are helping to set new standards for the way biologics are manufactured. We are committed to inspiring advances in bioprocessing as a trusted partner in the production of critical biologic drugs – including monoclonal antibodies (“mAbs”), recombinant proteins, vaccines and gene therapies – that are improving human health worldwide.
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
Our corporate headquarters are located in Waltham, Massachusetts, with additional administrative and manufacturing operations worldwide. The majority of our 15 key manufacturing sites are located in the United States (California, Massachusetts, New Jersey and New York); and outside the United States, we have sites in Estonia, Germany, Ireland, the Netherlands and Sweden.
COVID-19 Considerations
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. During 2020, our revenues were positively affected by the COVID-19 pandemic. However, the extent to which the COVID-19 pandemic affects our future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including the recurrence, severity and/or duration of the ongoing pandemic, and current or future domestic and international actions to contain and treat COVID-19.
We are following public and private sector policies and initiatives to reduce the transmission of
COVID-19,
such as the imposition of travel restrictions and the promotion of social distancing and work-from-home arrangements. We are taking a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include increasing our inventory, requiring remote working arrangements for employees who are not integral to physically making and shipping our products or who do not need specialized equipment to perform their work, restricting on-site visits by non-employees and investing in personal protective equipment. Beginning on April 2, 2020, temperature screening was required upon entering our facilities and face masks were required to be worn by all employees and contractors. On December 16, 2020, we expanded this monitoring at select sites by commencing mandatory, weekly on-site qPCR testing of employees for COVID-19. Currently we require this testing at our California, Massachusetts, New Jersey and New York sites using a third-party service provider.
For further discussion of the risks relating to COVID-19, see
“The COVID-19 pandemic, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including our product sales, and our stock price”
in Item 1A. “Risk Factors,” below.
Our Products
Our bioprocessing business is comprised of four main franchises: Filtration; Chromatography; Process Analytics; and Proteins.
Since 2012, we have significantly expanded and diversified the product lines offered under these franchises, introducing multiple first-to-market differentiated technologies to our customers. We have achieved this expansion through innovations and strategic acquisitions of complementary assets or businesses. Our growth strategy continues to expand our geographic scope, our customer base and applications of our technologies.
To support our sales growth goals for these products, we make ongoing investments in our commercial organization, our research and development (“R&D”) team and our manufacturing capacity. We regularly evaluate and invest in these areas as needed to ensure timely deliveries and to stay ahead of increased customer demand for our products.
A majority of our revenue is derived from consumable and/or single-campaign (“single-use”) product sales, as compared to associated equipment. The customization, scalability and plug-and-play convenience of these products, and in many cases the closed nature of our technologies, make them ideal for use in biologics manufacturing processes where contamination risk is a critical concern of our customers.
Filtration
XCell ATF
®
Cell Retention Systems
Our Filtration products offer a number of advantages to manufacturers of biologic drugs and are used in process development and process scale (clinical and commercial) production. Our XCell Alternating Tangential Flow (“ATF”) systems are used in upstream perfusion (continuous) and N-1 (intensified fed-batch or hybrid perfusion) cell culture processing.
XCell ATF is a cell retention technology. The system is comprised of an advanced hollow fiber (“HF”) filtration device, a low shear pump and a controller. The XCell ATF system is connected to a bioreactor and enables the cell culture to be run continuously, with cells being retained in the bioreactor, fresh nutrients (cell culture media) being fed into the reactor continuously and clarified biological product and cell waste being removed (harvested) continuously. The cells are maintained in a consistent nutrient-rich environment and can reach cell densities two- and three-times higher than those achieved by standard fed-batch culture. As a result, product yield is increased, which improves facility utilization and can reduce the size of a bioreactor required to manufacture a given volume of biologic drug product. XCell ATF systems are available in a wide range of sizes that can easily scale from laboratory use through full production with bioreactors as large as 5,000 liters.
Through internal innovation, we developed and launched single-use formats of the original stainless steel XCell ATF devices to address increasing industry demand for single-use sterile systems with “plug-and-play” technology. The XCell ATF device is now available to customers in both its original configuration (steel housing and single-use filters) in all sizes (2, 4, 6 and 10), and/or as a single-use device (disposable housing/filter combination) in most sizes (2, 6, and 10). The availability of XCell ATF technology in a single-use format reduces implementation time by eliminating the time intensive workflow associated with autoclaving and enables our customers to accelerate evaluations of the product with a lower initial overall cost of ownership.
In September 2018, we entered into a collaboration agreement with industry leader Sartorius Stedim Biotech (“SSB”) to integrate our XCell ATF controller technology into SSB’s BIOSTAT
®
STR large-scale, single-use bioreactors, to create novel perfusion-enabled bioreactors.
TangenX
®
Flat Sheet Cassettes
Our TangenX™ product line (“TangenX”) balances our upstream XCell ATF systems (hollow fiber) with a portfolio of flat-sheet tangential flow filtration (“TFF”) cassettes used in downstream biologic drug concentration and formulation processes. The TangenX product portfolio includes our single-use SIUS
®
brand, providing customers with a high-performance, cost saving alternative to reusable TFF cassettes.
TFF is a rapid and efficient method for the concentration and formulation of biomolecules that is widely used in many applications in biopharmaceutical development and manufacturing. SIUS cassettes feature a high performing membrane and unique cartridge construction that enables a lower price point. Each disposable cassette is delivered pre-sanitized and ready to be equilibrated and used for tangential flow, ultrafiltration and diafiltration applications. Use of SIUS TFF cassettes eliminates non-value-added steps (cleaning, testing between uses, storage and flushing) that are required with reusable TFF products, providing cost and time savings. The cassettes are interchangeable with filter hardware from multiple manufacturers, simplifying customer trial and adoption of SIUS products.
In 2020, we introduced SIUS
®
Gamma, which we engineered to harness the performance and efficiencies of TangenX
®
SIUS
®
membranes and cassettes, while also providing the convenience of a fully assembled, closed and irradiated system. The device is delivered as a package including the cassette, manifold, clamps, tubing and connectors. The customizable SIUS Gamma device is ideal for adenovirus (“AAV”) gene therapy processes where large volumes need to be concentrated prior to chromatography.
Spectrum
®
Hollow Fibers
Our filtration business is strengthened by a leading portfolio of Spectrum
®
HF filtration solutions, including fully integrated KrosFlo
®
TFF
®
Systems with Konduit sensing and ProConnex
®
Flow Path single-use assemblies. KrosFlo family of TFF systems for product concentration is fully scalable from 2 milliliters to 5,000 liters – from lab-scale to commercial manufacturing. Designed for purification and formulation applications, KrosFlo Systems enable robust downstream ultrafiltration and microfiltration.
We also gained the Spectra/Por
®
portfolio of laboratory and process dialysis products and in 2019, we launched the SpectraFlo™ Dynamic Dialysis Systems. Also, in 2019 we introduced the KrosFlo
®
TFDF™ (Tangential Flow Depth Filtration) Systems, which we believe have the potential to disrupt and displace traditional harvest clarification operations. The KrosFlo TFDF system includes control hardware, novel high throughput tubular depth filters and ProConnex
®
TFDF
®
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
The Spectrum
®
product line of HF filters is used in bench-tops through commercial-scale processes, primarily for the filtration, purification and concentration of biologics and diagnostic products. Our KrosFlo filtration systems and equipment offer both standard and customized solutions to bioprocessing customers, with particular strength in consumable and single-use offerings.
The growth of our filtration business has allowed us to substantially increase our direct sales presence in Europe and Asia and diversify our end markets to include all biologic classes, including mAb, vaccines, recombinant proteins and gene therapies.
Other Filtration
Over time, we have broadened the application of our Konduit monitor, which automates concentration and buffer exchange, to include use with both HF TFF systems. We also self-manufacture HF filters that are used in our XCell ATF, KrosFlo TFF and KrosFlo TFDF systems.
With our acquisition of Engineered Molding Technology LLC (“EMT”) on July 13, 2020, we added EMT’s silicone-based, single-use components and manifolds to our filtration franchise. These products are key components in single-use filtration and chromatography systems and will help expand our line of single-use ProConnex flow paths, streamline our supply chain for ATF and provide more flexibility as we scale and expand our single-use and systems portfolios.
With our acquisition of the ARTeSYN Biosolutions Holdings Ireland Limited (“ARTeSYN”) business on December 3, 2020, we expanded our filtration systems offering, and added additional single-use components and flow path assemblies for fluid management, providing greater flexibility and market opportunity as we scale and expand our systems portfolio.
Chromatography
Our Chromatography franchise includes a number of products used in downstream purification, development, manufacturing and quality control of biological drugs. The main driver of growth in this portfolio is our OPUS
®
pre-packed column (“PPC”) product line.
In addition to OPUS, with our acquisition of ARTeSYN, we are adding chromatography systems to our offerings, as well as single-use components and flow path assemblies for fluid management, providing greater flexibility and market opportunity as we scale and expand our systems portfolio.
Additional chromatography products include our affinity capture resins, such as CaptivA
®
Protein A resins, that are used in a small number of commercial drug processes and our ELISA test kits, used by quality control departments to detect and measure the presence of leached Protein A and/or growth factor in the final product.
OPUS Pre-Packed Columns
Our Chromatography franchise features a wide range of OPUS columns, which we deliver to our customers sealed and pre-packed with their choice of resin. These are single-use or campaign-use disposable columns that replace the use of customer-packed glass columns for downstream purification. By designing OPUS columns to be a technologically advanced and flexible option for the purification of biologics from process development through clinical and commercial-scale manufacturing, Repligen has become a leader in the PPC market. Our biomanufacturing customers value the significant cost savings that OPUS columns can deliver by reducing set up time, labor, equipment and facility costs – in addition to delivering product consistency and “plug-and-play” convenience.
We launched our first production scale OPUS columns in 2012 and have since added larger diameter options that scale up to use with 2,000 liter bioreactors. Our OPUS 80R column is the largest available PPC on the market for use in late-stage clinical or commercial purification processes. We offer unique features such as a resin recovery port on our larger columns, which allows our customers to remove and reuse the recovered resin in other applications. We believe the OPUS 5-80R product line is the most flexible product line available in the market, serving the purification needs of customers manufacturing mAbs and other biologics such as vaccines and gene therapies.
In addition to our larger scale OPUS columns, our portfolio includes our smaller-scale OPUS columns, including our RoboColumn
®
, MiniChrom™ and ValiChrom
®
columns used for process development (“PD”) and validation. These columns are used in high-throughput PD screening, viral clearance validation studies and scale down validation of chromatography processes.
We maintain customer-facing centers in both the United States and Europe for our OPUS column customers, and offer a premier ability to pack any of hundreds of chromatography capture resins available, as per our customers’ choice.
Process Analytics
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
Use of VPE Slope Spectroscopy systems delivers multiple process benefits for our biopharmaceutical manufacturing customers, compared to traditional UV-Vis approaches. Key benefits include: the elimination of manual dilutions and sample transfers from process development/manufacturing to labs, rapid time to results (minutes versus hours), improved precision, built-in data quality for improved reporting and validation, and ease of use.

Proteins
Our Proteins franchise is represented by our Protein A affinity ligands, which are a critical component of Protein A chromatography resins used in downstream purification of virtually all mAb-based drugs on the market or in development, and cell culture growth factor products, which are a key component of cell culture media used in upstream bioprocessing to increase cell density and improve product yield. Our recent addition to the Proteins franchise is a novel spike protein affinity ligand, which has the potential to be utilized in the purification of COVID-19 vaccines.
Affinity Ligands
We are a leading provider of Protein A affinity ligands to life sciences companies. Protein A ligands are an essential “binding” component of Protein A affinity chromatography resins used in the purification of virtually all mAb-based drugs on the market or in development. We manufacture multiple forms of Protein A ligands under long-term supply agreements with major life sciences companies including Cytiva (formerly GE Healthcare and now a member of the Danaher Life Sciences platform), MilliporeSigma and Purolite Life Sciences (“Purolite”), who in turn sell their Protein A chromatography resins to end users (mAb manufacturers). We have two manufacturing sites supporting overall global demand for our Protein A ligands: one in Lund, Sweden and another in Waltham, Massachusetts.
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
In June 2018, we entered into an agreement with Navigo Proteins GmbH (“Navigo”) for the exclusive co-development of multiple affinity ligands for which Repligen holds commercialization rights. We manufacture and exclusively supply the first of these ligands, NGL-Impact
®
A, to Purolite, for use in their Jetted A50 Protein A resin product. We have a long-term supply agreement with Purolite for NGL-Impact and potential additional affinity ligands that may advance from our Navigo collaboration.
In October 2020, we announced the successful development (with Navigo) of a spike protein ligand, and our plans to manufacture and commercialize the associated chromatography resin as a Repligen branded product beginning in early 2021. The spike protein is a characterizing feature of SARS-CoV-2, the virus that causes COVID-19; it is the primary antigen being evaluated in clinical trials to induce an immune response as a COVID-19 vaccine.
The Navigo Proteins and Purolite agreements are supportive of our strategy to secure and reinforce our Proteins franchise.
Growth Factors
Most biopharmaceuticals are produced through an upstream mammalian cell culture process. In order to stimulate increased cell growth and maximize overall yield from a bioreactor, manufacturers often add growth factors, such as insulin, to their cell culture media. Our cell culture growth factor additives include LONG
®
R
3
IGF 1 (“LR3”), our insulin-like growth factor that has been shown to be up to 100 times more biologically potent than insulin (the industry standard), thereby increasing recombinant protein production in cell culture fermentation applications. LR3 will be sold through a distribution partnership with MilliporeSigma until we take over the direct selling of our growth factor portfolio in 2021.

Corporate Information
We are a Delaware corporation with global headquarters in Waltham, Massachusetts. We were incorporated in 1981 and became a publicly traded company in 1986. Our common stock is listed on The Nasdaq Global Market under the symbol “RGEN”. We have over 1,100 employees and operate globally with offices and manufacturing sites located at multiple locations in the United States, Europe and Asia. Our principal executive offices are located at 41 Seyon Street, Waltham, Massachusetts 02453, our website is
www.repligen.com
and our telephone number is (781) 250-0111.
2020 Acquisitions
ARTeSYN Biosolutions Holdings Ireland Limited
On October 27, 2020, we entered into an Equity and Asset Purchase Agreement with ARTeSYN, a company organized under the laws of Ireland, Third Creek Holdings, LLC, a Nevada limited liability company, Alphinity, LLC, a Nevada limited liability company (“Alphinity”, and together with Third Creek Holdings, LLC the “Sellers”), and Michael Gagne, solely in his capacity as the representative of the Sellers, pursuant to which we acquired (i) all of the outstanding equity securities of ARTeSYN and (ii) certain assets from Alphinity related to the business of ARTeSYN (collectively, the “ARTeSYN Acquisition”) for approximately $200 million, comprised of approximately $130 million in cash to the Sellers and approximately $70 million in our common stock to Third Creek. The transaction closed on December 3, 2020.
ARTeSYN, headquartered in Waterford, Ireland, is a biosystems innovator that has had success with its single-use chromatography and filtration systems, which are considered the benchmark in downstream bioprocessing due to their performance, automation and low hold-up volumes. ARTeSYN offers state of the art single-use systems for chromatography, filtration, continuous manufacturing and media/buffer prep workflows and has integrated unique flow path assemblies utilizing EMT’s silicone extrusion and molding technology to deliver highly differentiated, low hold-up volume systems that minimize product loss during processing.
Non-Metallic Solutions, Inc.
On October 15, 2020, we entered into a Stock Purchase Agreement with Non-Metallic Solutions, Inc., a Massachusetts corporation (“NMS”), and each of William Malloneé and Derek Masser, the legal and beneficial owners of NMS, to purchase NMS, which transaction subsequently closed on October 20, 2020.
NMS, headquartered in Auburn, Massachusetts, is a manufacturer of fabricated plastics, custom containers, and related assemblies and components used in the manufacturing of biologic drugs. NMS’s fluid management products complement and expand Repligen’s single-use product offerings.
Engineered Molding Technology LLC
On June 26, 2020, we entered into a Membership Interest Purchase Agreement with EMT and each of Michael Pandori and Todd Etesse, the legal and beneficial owners of EMT to purchase EMT, which transaction subsequently closed on July 13, 2020.
EMT, headquartered in Clifton Park, New York, is an innovator and manufacturer of single-use silicone assemblies and components used in the manufacturing of biologic drugs. EMT’s standard and custom molded and over-molded connectors and silicone tubing products are key fluid management components in single-use filtration and chromatography systems. EMT’s products complement and expand our single-use product offerings.

2019 Acquisition
C Technologies, Inc.
On May 31, 2019, we acquired C Technologies Inc. (“C Technologies”), pursuant to the terms of a Stock Purchase Agreement, by and among Repligen, C Technologies and Craig Harrison, an individual and sole stockholder of C Technologies (such acquisition, the “C Technologies Acquisition”).
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
The previous C Technologies Acquisition, combined with the 2020 acquisitions of ARTeSYN, NMS and EMT, further establishes us as a premier player in single-use systems and associated integrated flow path assemblies. For more information on these acquisitions, see Note 3,
“Acquisitions,”
to our consolidated financial statements included in Part II, Item 8 of this report.
Our Market Opportunity
Bioprocessing Addressable Market
The global addressable market for bioprocessing products is estimated to be over $12 billion of which we estimate Repligen’s addressable market to be approximately $3.7 billion at year end 2020. This market includes products used to manufacture therapeutic antibodies, recombinant proteins and vaccines, as well as gene therapies.
Monoclonal Antibody Market
Antibody-based biologics alone accounted for over $130 billion of global biopharma revenue in 2019. Industry sources project the mAbs market to grow in the range of approximately 7% to 12% annually through 2022, driven by new approvals and expanded clinical uses for marketed antibodies as well as the emergence of biosimilar versions of originator mAbs. As of December 31, 2020, over 120 mAbs were approved by the U.S. Food and Drug Administration (“FDA”) to treat a diverse range of diseases. R&D remains robust, with more than 600 mAb clinical trials ongoing to address a wide range of medical conditions.
In addition to investments in the discovery and development of novel biologic drugs, there has been substantial investment in follow-on products (biosimilars) by generic and specialty pharmaceutical as well as large biopharmaceutical companies. Development of follow-on products accelerated as the first major mAbs came off patent in the European Union and United States. Due to the high cost of biologic drugs, many countries in developing and emerging markets have been aggressively investing in biomanufacturing capabilities to supply lower cost biosimilars for the local markets. For both originator and follow-on biologics manufacturing, Repligen products are well-positioned to enable greater manufacturing flexibility, production yields and lower costs through improved process efficiencies.
Cell and Gene Therapy Market
Cell and gene therapies (“C&GT”) have emerged in the past few years to become a rapidly growing area of biological drug development, with over 1,100 clinical trials underway at year-end 2020 according to industry sources. Statements by the FDA are supported by industry reports that estimate annual revenue growth of 20% to 30% for the C&GT market over the next five years. This scientifically advanced therapeutic approach has unique manufacturing challenges that many of our products can help address. We believe we are well positioned to participate in gene therapy production, particularly in the manufacture of plasmids and viral vectors.
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

Research and Development
Our research activities are focused on developing new high-value bioprocessing products across all of our franchises. We strive to continue to introduce truly differentiated products that address specific pain points in the biologics manufacturing process. Our commitment to innovation is core to the Repligen culture and our success as a company, with approximately 5% to 7% of revenue focused on new product development and market expansion for existing products.

Sales and Marketing
Our sales and marketing strategy supports our objective of strengthening our position as a leading provider of products and services, addressing upstream, downstream and quality control needs of bioprocessing customers in the biopharmaceutical industry.
Our Commercial Team
To support our sales goals for our direct-to-consumer products, we have invested in our commercial organization. Since 2014, we have significantly expanded our global commercial organization from less than 10, to a commercial team of 180 employees as of December 31, 2020. This includes 140 people in field positions (sales, field applications and field service), and 40 people in internal positions (marketing and customer service). Geographically, 112 members of our commercial team are located in North America, 28 in Europe and 40 in Asia-Pacific regions.
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
Ligand Supply Agreements
For our Proteins franchise, we are committed to be a partner of choice for our customers with distributor and supply agreements in place with large life sciences companies such as Cytiva (formerly GE Healthcare), MilliporeSigma and Purolite. The Cytiva Protein A supply agreement relating to our Waltham, Massachusetts facility runs, pursuant to its terms, through 2021. During 2020, Cytiva moved a portion of its ligand manufacturing in-house. Our Protein A supply agreement with MilliporeSigma runs, pursuant to its terms, through 2023, and in 2018 we amended our Protein A supply agreement with Purolite that runs, pursuant to its terms, to August 2026 with an option for renewal through 2028. Our dual manufacturing capability provides strong business continuity and reduces overall supply risk for our ligand customers.
Significant Customers and Geographic Reporting
Customers for our bioprocessing products include major life sciences companies, contract manufacturing organizations, biopharmaceutical companies, diagnostics companies and laboratory researchers.
The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	For the Years Ended December 31,
	2020	2019	2018
Revenue by customers’ geographic locations:
North America	48%	51%	48%
Europe	38%	37%	40%
APAC/Other	14%	12%	12%

Total revenue	100%	100%	100%

MilliporeSigma, one of our biggest customers, accounted for 11%, 13% and 15% of total revenues in the years ended December 31, 2020, 2019 and 2018, respectively. Another customer, Cytiva (formerly GE Healthcare) accounted for 12% and 15% of total revenues in the years ended December 31, 2019 and 2018, respectively.

Human Capital
We view our employees and our culture as key to our success. We aspire to create healthier futures and accelerate business results by identifying, attracting, developing, motivating and retaining the best and brightest talent across all dimensions of diversity to perform to their full potential. As of December 31, 2020, we employed 1,128 full-time and part-time employees, an increase of 367 since December 31, 2019. The total includes 181 employees in our commercial organization (140 field and 41 internal), 124 in engineering and R&D, 447 in manufacturing, 129 in quality, 77 in supply chain roles, 34 in product management and 136 in administrative functions. Each of our employees has signed a confidentiality agreement. None of our U.S. employees are covered by collective bargaining agreements. We have one collective bargaining agreement with two unions that covers our 74 employees in Sweden, comprising approximately 7% of our total workforce. We renewed this collective bargaining agreement in November 2020, and it expires at the end of March 2023. Our focus on fostering diversity, inclusion, equity and belonging is critical to our global talent strategy and pivotal to building a culture that embraces individual characteristics, values diversity, minimizes barriers, and enhances feelings of security and support across the workplace. We consider our employee relations to be good.
Intellectual Property
We are committed to protecting our intellectual property through a combination of patent, copyright, trade secret and trademark laws, as well as confidentiality agreements. As further described below, we own or have exclusive rights to a number of U.S. patents and U.S. pending patent applications as well as corresponding foreign patents and patent applications.
Filtration
For our Filtration franchise, we are focusing on ATF, TFDF and TFF HF systems, and filters and flow paths. We continually seek to improve upon these technologies and have multiple new patent filings including those covering pumps and controllers, methods of harvesting, single-use products, and filters. Our patent for ATF and associated methods to use such a device in perfusion, acquired from Refine, expired in 2020, and we are proactively developing technology in an effort to mitigate any effects resulting from the expiration of this patent.
We currently have 78 patents granted (which expire over the next 20 years) and 186 pending patent applications in countries that include Australia, Canada, China, France, Germany, India, Japan, Korea, Sweden, United Kingdom and the United States.
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
Chromatography
Our issued patents cover certain unique methods and features of our OPUS PPC, including methods of making and loading these chromatography columns as well as the column structure. We continually seek to improve upon this technology and have multiple new patent filings, including those covering gamma irradiation sterilization, packing methods, and methods of removing air using specialized tubing and valve systems.

Process Analytics
Through our 2019 acquisition of C Technologies, we hold issued patents to Slope Spectroscopy instruments and related methods. These include patents to an “Interactive Variable Pathlength Device” that are set to expire in the United States beginning in April 2028. We also hold granted patents to methods of making Slope Spectroscopy standards and methods for using an interactive variable pathlength device.
Proteins
We currently hold a patent for “Nucleic Acids Encoding Recombinant Protein A,” which claims sequences that encode a truncated recombinant protein A but are otherwise identical to the natural protein A, which has long been commercialized for bioprocessing applications. This patent will remain in effect until June 2028. We also have two pending patents covering affinity ligands through our collaboration with Navigo.
Trademarks
We vigilantly protect our products and services’ branding by maintaining trademark registrations globally for the Repligen trademark and our key product brands. We have a comprehensive branding policy that includes trademark usage guidelines to ensure Repligen trademarks are used in a manner that provides the maximum protection.
We prioritize our “housemark” trademarks, (i.e., Repligen, Spectrum, TangenX and ARTeSYN), and ensure they are sufficiently protected and registered in key countries or regions globally, such as the United States, Canada, Europe and China. We also have product trademarks, including OPUS, XCell ATF, TFDF, KrosFlo, SIUS, ProConnex, Spectra/Por, NGL-Impact, SoloVPE, FlowVPE and XO, that provide valuable company recognition and goodwill with our customers.
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
Competition
Our bioprocessing products compete on the basis of value proposition, performance, quality, cost effectiveness, and application suitability with numerous established technologies. Additional products using new technologies that may be competitive with our products may also be introduced. Many of the companies selling or developing competitive products, which in some cases include Cytiva (formerly GE Healthcare) and MilliporeSigma (the life sciences business of Merck KGaA), two of our largest customers, have greater financial and human resources, R&D, manufacturing and marketing experience than we do. They may undertake their own development of products that are substantially similar to or compete with our products and they may succeed in developing products that are more effective or less costly than any that we may develop. These competitors may also prove to be more successful in their production, marketing and commercialization activities. We cannot be certain that the research, development and commercialization efforts of our competitors will not render any of our existing or potential products obsolete.

Manufacturing
A majority of our 15 key manufacturing sites are located in the United States (California, Massachusetts, New Jersey and New York). Outside the United States, we have manufacturing sites in Estonia, Germany, Ireland, the Netherlands and Sweden.
The proteins products we provide are manufactured at our sites in Waltham, Massachusetts and Lund, Sweden. Native Protein A ligands and our growth factor products are manufactured in Lund, while recombinant Protein A ligands are manufactured in both Waltham and Lund. Our primary chromatography assembly and manufacturing sites are located in Waltham and Ravensburg, Germany, with additional chromatography manufacturing suites being added in Breda, the Netherlands in 2021. Our primary filtration manufacturing sites are located in Marlborough, Massachusetts and Rancho Dominguez, California. In Marlborough, the focus is on XCell ATF and flat sheet TFF products, while in Rancho Dominguez the focus is on Spectrum hollow fiber, TFDF and ProConnex products. Our process analytics products are manufactured in Bridgewater, New Jersey. Our operating room products are manufactured in Irving, Texas. With our three acquisitions in 2020, we gained manufacturing sites in Clifton Park, New York (EMT) and Auburn, Massachusetts (NMS) for fluid management consumables. ARTeSYN’s primary manufacturing sites for fluid management products and systems are located in Waterford, Ireland and Harju maakond, Estonia, with additional sites in California.
We utilize our own facilities in Waltham, Massachusetts and Lund, Sweden as well as third-party contract manufacturing organizations to carry out certain fermentation and recovery operations, while the purification, immobilization, packaging and quality control testing of our bioprocessing products are conducted at our facilities. Our facilities located in Waltham, Massachusetts; Lund, Sweden; Ravensburg, Germany; Bridgewater, New Jersey; Clifton Park, New York; and Rancho Dominguez, California are ISO 9001:2015 certified and maintain formal quality systems to maintain process control, traceability, and product conformance. Additionally, our facility in Irving, Texas is ISO 13485:2012 certified. We practice continuous improvement initiatives based on routine internal audits as well as external feedback and audits performed by our partners and customers. In addition, we maintain a business continuity management system that focuses on key areas such as contingency planning, security stocks and off-site storage of raw materials and finished goods to ensure continuous supply of our products.
Available Information
We maintain a website with the address
www.repligen.com
. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K (“Form 10-K”). We make available free of charge through our website our Form 10-Ks, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission (“SEC”). Our Code of Business Conduct and Ethics is also available free of charge through our website.
Our filings with the SEC may be accessed through the SEC’s Electronic Data Gathering, Analysis and Retrieval (“EDGAR”) system at
www.sec.gov
.

ITEM 1A.	RISK FACTORS
Investors should carefully consider the risk factors described below before making an investment decision.
If any of the events described in the following risk factors occur, our business, financial condition or results of operations could be materially harmed. In that case, the trading price of our common stock could decline and investors may lose all or part of their investment. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that affect Repligen.
This Annual Report on Form 10-K (“Form 10-K”) contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Form 10-K.
Risks Related to Our Business
Risks Related to Competition, Sales and Marketing
We compete with life sciences, pharmaceutical and biotechnology companies who are capable of developing new approaches that could make our products and technology obsolete.
The bioprocessing market is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants.
We compete with several medium and small companies in each of our product categories as well as several large companies, including Danaher Corporation (Pall Corporation and Cytiva (formerly GE Healthcare)), Thermo Fisher Scientific Inc., MilliporeSigma and Sartorius. Many of our competitors are large, well-capitalized companies that may have greater financial, manufacturing, marketing, research and development resources than we have, as well as stronger name recognition, longer operating histories and benefits derived from greater economies of scale. As a consequence, they are able to spend more aggressively on product development, marketing, sales and other product initiatives than we can. Many of these competitors have:

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
These factors, among others, may enable our competitors to market their products at lower prices or on terms more advantageous to customers than what we can offer. Competition may result in price reduction, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
Prior to 2016, we generated most of our revenues through sales of bioprocessing products to a limited number of life sciences companies, such as Cytiva (formerly GE Healthcare), MilliporeSigma and other individual distributors. However, due in part to our recent strategic acquisitions, an increasing amount of our revenue is attributable to our commercialization of bioprocessing products that we sell directly to end-users, including biopharmaceutical companies and contract manufacturing organizations. This has required and will continue to require us to invest additional resources in our sales and marketing capabilities. We may not be able to attract and retain additional sales and marketing professionals, and the cost of building the sales and marketing function may not generate our anticipated revenue growth. In addition, our sales and marketing efforts may be unsuccessful. Our failure to manage these risks may have a negative impact on our financial condition, or results of operations and may cause our stock price to decline.
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
In response to the COVID-19 pandemic, certain of our products are used by customers in the production of COVID-19 vaccines and therapeutics, some of which have not yet received regulatory approval. Unforeseen adverse events, regulatory interventions, or the emergence of new variants of the virus rendering current vaccines and therapeutics ineffective, and the development of next generation vaccines and therapeutics that do not incorporate our products may negatively impact our revenues and have an adverse effect on our performance.
Certain of our products are being used by our customers in the development and manufacture of novel COVID-19 vaccines and therapies. Certain of these therapies continue to be under development, while others have received regulatory approval in the applicable jurisdictions for distribution. Negative outcomes in clinical trials and unforeseen adverse events in patients may result in increased regulatory scrutiny or reduced public trust of such therapies and could reduce certain of our customers’ use of our products. Such events would have a negative impact on our revenues. In addition, if failure to obtain certain regulatory approvals or increased competition in the production of COVID-19 vaccines and therapies causes our customers to discontinue the use of our products in the development of such therapies, our product revenues may decline, which would negatively impact our financial performance.
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic, or similar public health crises, could have a material adverse impact on our business, financial condition and results of operations, including our product sales, and our stock price.
Since December 2019, an outbreak of a novel strain of a virus named SARS-CoV-2, or coronavirus, which causes COVID-19, has since spread to countries in which we or our customers and suppliers operate, including the United States. The COVID-19 pandemic is evolving, and to date, has led to the implementation of various responses, including government-imposed quarantines, extended business closures, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers, in Massachusetts, across the United States and in other countries. The COVID-19 outbreak continues to rapidly evolve.
In response to the COVID-19 pandemic and in accordance with direction from state and local government authorities, we have restricted and may continue to restrict access to our facilities mostly to personnel and third parties who must perform critical activities that must be completed on-site, limited the number of such personnel that can be present at our facilities at any one time, and requested that most of our personnel work remotely. In the event that governmental authorities were to further modify current restrictions, our employees conducting research and development or manufacturing activities may not be able to access our manufacturing space. Certain of our third-party suppliers have also temporarily closed facilities and have experienced work stoppages due to the spread of COVID-19. Such closures and stoppages may lead to interruptions in our manufacturing activities and our product supply and could have a material adverse effect on our business and our results of operation and financial condition. Our revenues and other operating results depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner.
In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of COVID-19. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms.

We operate on a global basis with offices or activities in Japan, South Korea, China, India, Europe and North America, and global health crises, such as COVID-19, could result in a widespread economic downturn in the industries in which we and our customers operate. The extent to which the outbreak impacts our business and the businesses of our customers will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of the disease, the duration of the outbreak, and actions taken in the United States and elsewhere to contain the outbreak and treat the disease, such as social distancing and quarantines, business closures or business disruptions. Some factors from the COVID-19 pandemic that could delay or otherwise adversely affect the completion of our customers’ preclinical activities and clinical trials, as well as the healthcare industry generally, include:

•
the potential diversion of resources in the healthcare system away from routine patient treatment, drug development and clinical trials to focus on pandemic concerns, which could result in reduced demand for our products or our customer’s products and could significantly impact our operating results;

•
limitations on travel that could interrupt our customers’ key preclinical activities and trial activities, such as clinical trial site initiations and monitoring, domestic and international travel by customer employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to a customer’s research, manufacturing and clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress of such customer’s prospective clinical trials;

•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact review, inspection, clearance and approval timelines;

•
interruption in global shipping affecting the transport of our products and other supplies used in our customer’s prospective clinical trials due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•	limitations on business operations by local, state, or the federal government that could impact our customers’ ability to conduct preclinical or clinical activities;

•
business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations, or communication or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees, manufacturing sites and other important agencies and contractors;

•	business disruptions or cybersecurity risks associated with a substantial portion of our workforce working from home for extended periods of time; and

•	the impact on the valuation of our marketable securities and other financial assets due to market volatility.
Risks Related to Product Development and Acquisitions
If we are unable to expand our product portfolio, our ability to generate revenue could be adversely affected.
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
As a part of our growth strategy, we may make selected acquisitions of complementary products and/or businesses, such as our recent acquisitions of ARTeSYN Biosolutions Holdings Ireland Limited, Non-Metallic Solutions, Inc. or Engineered Molding Technology LLC. Any acquisition involves numerous risks and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, or results of operations:

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
In connection with the accounting for our completed acquisitions, we recorded a significant amount of intangible assets, including developed technology and customer relationships relating to the acquired product lines, and goodwill. Under accounting principles generally accepted in the United States (“GAAP”), we must assess, at least annually and potentially more frequently, whether the value of intangible assets and goodwill has been impaired. Intangible assets and goodwill will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of intangible assets and goodwill will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.
Risks Related to Manufacturing and Supply
If we are unable to manufacture our products in sufficient quantities and in a timely manner, our operating results will be harmed, our ability to generate revenue could be diminished and our gross margin may be negatively impacted.
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
For example, we believe that only a small number of suppliers are currently qualified to supply materials for the XCell Alternating Tangential Filtration (“ATF”)
™
systems. The use of materials furnished by these replacement suppliers would require us to alter our operations related to the XCell ATF systems. Transitioning to a new supplier for our products would be time-consuming and expensive, may result in interruptions in our operations, could affect the performance specifications of our product lines or could require that we revalidate the materials. There can be no assurance that we will be able to secure alternative materials and bring such materials online and revalidate them without experiencing interruptions in our workflow. If we should encounter delays or difficulties in securing, reconfiguring or revalidating the materials required for our products, our business related to these products and our financial condition, results of operations and reputation could be adversely affected.
Risks Related to Our Financial Position and Need for Additional Capital
Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to make payments on our debt.
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

•
required compliance with a variety of foreign laws and regulations, such as data privacy requirements, real estate and property laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act of 1977 and the U.S. Department of Commerce’s Export Administration Regulations, and other U.S. federal laws and regulations established by the Office of Foreign Assets Control, local laws such as the U.K. Bribery Act of 2010 or other local laws that prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.

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
We conduct a large portion of our business in international markets. For the fiscal year ended December 31, 2020, 30% of our revenues and 7% of our costs and expenses were denominated in foreign currencies, primarily the Swedish krona, the British pound sterling, and the Euro. We are exposed to the risk of an increase or decrease in the value of the foreign currencies relative to the U.S. Dollar, which could increase the value of our expenses and decrease the value of our revenue when measured in U.S. Dollars. As a result, our results of operation may be influenced by the effects of future exchange rate fluctuations and such effects may have an adverse impact on our common stock price.
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
Legal, political and economic uncertainty surrounding the withdrawal of the United Kingdom from the European Union is a source of instability and uncertainty.
On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which a majority of voters approved an exit from the European Union (“EU”). The U.K. formally left the EU on January 31, 2020 in a process commonly referred to as “Brexit”. Under a withdrawal agreement (the “Withdrawal Agreement”) between the EU and the U.K., the United Kingdom was subject to a transition period until December 31, 2020 (the “Transition Period”), during which EU rules continued to apply.
The U.K. and EU have signed an EU-UK Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the U.K. and the EU. This agreement provides details on how some aspects of the U.K. and EU’s relationship regarding medicinal products will operate, particularly in relation to Good Manufacturing Practice, however there are still many uncertainties. Many of the regulations that now apply in the U.K. following the transition period (including financial laws and regulations, tax, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, medicine approval and regulations, immigration laws and employment laws), will likely be amended in future as the U.K. determines its new approach, which may result in significant divergence from EU regulations. This lack of clarity on future U.K. laws and regulations and their interaction with the EU laws and regulations increases our regulatory burden of operating in and doing business with both the U.K. and the EU.
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
If the U.K. and the EU are unable to negotiate acceptable trading and customs terms or if other EU Member States pursue withdrawal, barrier-free access between the U.K. and other EU Member States or among the European Economic Area (“E.E.A.”) overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the EU and, in particular, any arrangements for the U.K. to retain access to EU markets after the Transition Period. Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the U.K.’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, could impact our U.K. operations.
We may also face new regulatory costs and challenges that could have an adverse effect on our operations and development programs. For example, the U.K. could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the E.E.A. more difficult. There may continue to be economic uncertainty surrounding the consequences of Brexit, which could adversely affect our financial condition, results of operations, cash flows and market price of our common stock.
Negotiations between the U.K. and the EU are expected to continue in relation to the customs and trading relationship between the U.K. and the EU following the expiry of the Transition Period. The uncertainty concerning the U.K.’s legal, political and economic relationship with the EU may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).
Risks Related to Ownership of Our Common Stock
Risks Related to Investment in Our Securities
Our operating results may fluctuate significantly, our customers’ future purchases are difficult to predict and any failure to meet financial expectations may result in a decline in our stock price.
Our quarterly operating results may fluctuate in the future as a result of many factors such as the impact of seasonal spending patterns, changes in overall spending levels in the life sciences industry, the inability of some of our customers to consummate anticipated purchases of our products due to changes in end-user demand, and other unpredictable factors that may affect ordering patterns. Because our revenue and operating results are difficult to predict, we believe that our past results of operations are not necessarily a good indicator of our future performance. Additionally, if revenue declines in a quarter, whether due to a delay in recognizing expected revenue, adverse economic conditions or otherwise, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, a large portion of our manufacturing costs, our research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. Further, our gross margins are dependent on product mix. A shift in sales mix away from our higher-margin products to lower margin products will adversely affect our gross margins. If our quarterly operating results fail to meet investor expectations, the price of our common stock may decline.
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
If we cannot conclude that we have effective internal control over our financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified opinion regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could lead to a decline in our stock price. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the SEC, The Nasdaq Stock Market or other regulatory authorities. We have previously implemented several significant ERP modules and expect to implement additional ERP modules in the future. The implementation of the ERP system represents a change in our internal control over financial reporting. Although we continue to monitor and assess our internal controls in the new ERP system environment as changes are made and new modules are implemented, and we have taken additional steps to modify and enhance the design and effectiveness of our internal control over financial reporting, there is a risk that deficiencies may occur that could aggregate to a material weakness.
If we fail to remedy any deficiencies or maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our operating results or financial condition.
Risks Related to Our Charter and Bylaws
Anti-takeover provisions in our charter documents, certain of our contracts with third parties, and under Delaware law could make an acquisition of us, even one that may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our certificate of incorporation and by-laws may delay or prevent an acquisition of us or a change in our management. These provisions include the ability of our board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with our board of directors, they would apply even if an offer rejected by our board was considered beneficial by some stockholders. Additionally, certain of our contracts with third parties allow for termination upon specified change of control transactions. Anti-takeover provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management, and anti-takeover or change of control contract termination rights may frustrate or prevent any attempts by a third-party to acquire or attempt to acquire the Company.

Risks Related to Tax Matters
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
Section 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term, tax-exempt rate and the value of the company’s stock immediately before the ownership change. We may be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability. While our most recent Section 382 analysis did not show any current exposure, future transactions or combinations of future transactions may result in a change in control under Section 382 in the future. Federal net operating losses generated after December 31, 2017 are not subject to expiration and generally may not be carried back to prior taxable years except that, under the

Coronavirus Aid, Relief, and Economic Security Act, net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such deferral net operating losses is limited to 80% of our taxable income in any future taxable year.
Risks Related to Government Regulation
Risks Related to Regulations and Compliance
We are subject to export and import control laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws and regulations.
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
Complying with export control and sanctions regulations may be time-consuming and may result in the delay or loss of sales opportunities or impose other costs. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could result in our decreased ability to export or sell certain products to existing or potential customers in affected jurisdictions.
Our business is subject to a number of environmental risks.
Our manufacturing business involves the controlled use of hazardous materials and chemicals and is therefore subject to numerous environmental and safety laws and regulations and periodic inspections for possible violations of these laws and regulations. In addition to these hazardous materials and chemicals, our facility in Sweden also uses Staphylococcus aureus and toxins produced by Staphylococcus aureus in some of its manufacturing processes. Staphylococcus aureus and the toxins it produces, particularly enterotoxins, can cause severe illness in humans. The costs of compliance with environmental and safety laws and regulations are significant. Any violations, even if inadvertent or accidental, of current or future environmental and safety laws or regulations and the cost of compliance with any resulting order or fine could adversely affect our operations.
Health care reform measures could adversely affect our business.
The efforts of governmental and third-party payors to contain or reduce the costs of health care may adversely affect the business and financial condition of pharmaceutical and biotechnology companies, including ours. Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together, the “ACA”), was passed, which substantially changes the way health care is financed by both governmental and private insurers and significantly impacts the U.S. life sciences industry. The ACA and other federal and state proposals and health care reforms could limit the prices that can be charged for the products we develop and may limit our commercial opportunity. In the United States, the

Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act (the “MMA”) changed the way Medicare covers and pays for pharmaceutical products. These cost reduction initiatives and other provisions of this legislation could ultimately decrease the coverage and price that we receive for any approved products and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. Efforts by the government and other third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunities and result in a decrease in the price of our common stock or limit our ability to raise capital.
Recent federal government efforts have been aimed at amending or repealing all or portions of existing health care reform legislation, including the ACA. Changes in existing health care reform measures may result in uncertainty with respect to legislation, regulation and government policy that could significantly impact our business and the life sciences industry. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the Trump Administration has issued various Executive Orders that eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. Also, in December 2018, the Centers for Medicare & Medicaid Services issued a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program. Since then, the ACA risk adjustment program payment parameters have been updated annually. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.
Additionally, the federal government and individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future.
We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.
We are subject to the Foreign Corrupt Practice Act of 1977 (the “FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations and agreements with third parties and make sales in jurisdictions outside of the United States, which may experience corruption. Our activities in jurisdictions outside of the United States create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors, because these parties are not always subject to our control. These risks have increased following our recent acquisitions of overseas operations and facilities. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of Repligen may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold us liable for successor liability FCPA violations committed by any companies in which we invest or that we acquire.
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
Risks Related to Data and Privacy
Our internal computer systems, or those of our customers, collaborators or other contractors, may be subject to cyber-attacks or security breaches, which could result in a material disruption of our product development programs.
Despite the implementation of security measures, our internal computer systems and those of our customers, collaborators “cloud”-based platform service providers, and other contractors are vulnerable to damage from computer viruses and unauthorized access. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. A material cyber-attack or security breach could cause interruptions in our operations and could result in a material disruption of our business operations, damage to our reputation or a loss of revenues.
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
We could be required to expend significant amounts of money and other resources to respond to these threats or breaches and to repair or replace information systems or networks and could suffer financial loss or the loss of valuable confidential information. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we procure, develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the procurement, development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely and there can be no assurance that any measures we take will prevent cyber-attacks or security breaches that could adversely affect our business.
Changes in laws and regulations governing the privacy and protection of data and personal information could adversely affect our business.
We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of proprietary information and personally-identifying information, which among other things, imposes certain requirements relating to the privacy, security and transmission of certain individually identifiable information. In addition, numerous other federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and security of personal information. These laws continue to change and evolve and are increasing in breadth and impact.
For example, California enacted the California Consumer Privacy Act (“CCPA”), which went into effect in January 2020 and became enforceable by the California Attorney General in July 2020, and which, among other things, requires companies covered by the legislation to provide new disclosures to California consumers and afford such consumers new rights with respect to their personal information, including the right to request deletion of their personal information, the right to receive the personal information on record for them, the right to know what categories of personal information generally are maintained about them, as well as the right to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation.
Additionally, a new California ballot initiative, the California Privacy Rights Act (“CPRA”) was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA by expanding consumers’ rights with respect to certain sensitive personal information, among other things. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
Certain other state laws impose similar privacy obligations and we also anticipate that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
The regulatory framework governing the collection, processing, storage, use and sharing of certain information is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.
We cannot yet fully determine the impact these or future laws, rules, regulations and industry standards may have on our business or operations. Any such laws, rules, regulations and industry standards may be inconsistent among different jurisdictions, subject to differing interpretations or may conflict with our current or future practices. Additionally, our customers may be subject to different privacy laws, rules and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our collection, use, processing, storage, sharing and disclosure of various types of information including financial information and other personal information, and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules and regulations evolve. Complying with these requirements and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned features, products and services and/or increase our cost of doing business. As we expand our customer base, these requirements may vary from customer to customer, further increasing the cost of compliance and doing business.
Various foreign countries also have, or are developing, laws governing the collection, use, disclosure, security, and cross-border transmission of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business. For example, privacy requirements in the EU govern the transfer of personal information from the European Economic Area to the United States. While we continue to address the implications of changes to the EU data privacy regulations, the area remains an evolving landscape with new regulations coming into effect and continued legal challenges and our efforts to comply with the evolving data protection rules may be unsuccessful. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EU and the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the United States regarding privacy and security of personal information could expose us to penalties under such laws. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business.
Risks Related to Our Products and Technology
Risks Related to Our Intellectual Property
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
The patent position of life sciences companies is often highly uncertain and usually involves complex legal and scientific questions. Patents that may be granted to us in certain foreign countries may be subject to opposition proceedings brought by third parties or result in suits by us, which may be costly and result in adverse consequences for us.
In some cases, litigation or other proceedings may be necessary to assert claims of infringement, to enforce patents issued to us or our licensors, to protect trade secrets, know-how or other intellectual property rights we own or to determine the scope and validity of the proprietary rights of third parties. Such litigation could result in substantial costs to us and diversion of our resources. An adverse outcome in any such litigation or proceeding could have a material adverse effect on our business, financial condition and results of operations. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may be required to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which would result in substantial costs to us.
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
We may become involved in patent litigation or other intellectual property proceedings, including the following situations:
We may initiate litigation or other proceedings against third parties to seek to invalidate the patents held by such third parties or to obtain a judgment that our products or services do not infringe on such third parties’ patents.

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
Risks Related to Our Products
The market may not be receptive to our new bioprocessing products upon their introduction.
We expect a portion of our future revenue growth to come from introducing new bioprocessing products, including line extensions and new features for our OPUS
®
disposable chromatography columns, our XCell ATF system, our SIUS
®
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
Risks Related to Litigation
We may become involved in litigation or other proceedings with collaborative partners, which may be time consuming, costly and could result in delays in our development and commercialization efforts.
In connection with the Company’s decision to focus its efforts on the growth of its core bioprocessing business, we sought development and commercialization partnerships for our remaining portfolio of clinical stage assets. Any disputes with such partners that lead to litigation or similar proceedings may result in us incurring legal expenses, as well as facing potential legal liability. Such disputes, litigation or other proceedings are also time-consuming and may cause delays in our development and commercialization efforts. If we fail to resolve these disputes quickly and with terms that are no less favorable to us than the current terms of the arrangements, our business, results of operations, financial condition, cash flow and future prospects may be harmed.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our material office and manufacturing leases are detailed below:

Location	Square Feet		Principal Use	Lease Expiration
Waltham, Massachusetts	108,135	(1)	Corporate headquarters, manufacturing, research and development, marketing and administrative offices	April 1, 2030
Rancho Dominguez, California	68,908		Manufacturing, research and development, marketing and administrative operations	November 30, 2025 (2)
Marlborough, Massachusetts	63,761	(3)	Manufacturing operations	November 30, 2028
Lund, Sweden	58,405	(4)	Manufacturing and administrative operations	December 31, 2026
Bridgewater, New Jersey (5)	33,669		Manufacturing and administrative operations	January 14, 2029

(1)	In 2019, we expanded our facility in Waltham, Massachusetts by approximately 33,000 square feet to accommodate additional office space and manufacturing.
(2)	In 2018, we expanded our facility in Rancho Dominguez, California by approximately 15,000 square feet. The lease for the expanded portion of the facility expires on November 30, 2025.
(3)
In July 2020, the Company entered into a First Amendment to the lease agreement for the Marlborough facility, expanding the space by an additional 66,939 square feet. In December 2020, the Second Amendment to the lease agreement was signed, changing the commencement date from April 1, 2021 to January 1, 2021.

(4)
In December 2020, the Company signed an extension of the existing lease at its Lund, Sweden facility, which included approximately 13,000 square feet of additional space. The lease commences in April 2021.

(5)	On May 31, 2019, we acquired C Technologies, an analytics company located in Bridgewater, New Jersey.
During the year ended December 31, 2020, we incurred total rental costs for all facilities of $7.7 million.

ITEM 3.	LEGAL PROCEEDINGS
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
Stockholders and Dividends
As of February 19, 2021, there were 307 stockholders of record of our common stock. We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations. Any future determination as to the payment of dividends will be at the sole discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements and other factors our Board of Directors deems relevant.
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2020 regarding shares of common stock that may be issued under the Company’s equity compensation plans, consisting of the Second Amended and Restated 2001 Repligen Corporation Stock Plan, the Amended and Restated 2012 Stock Option and Incentive Plan and the 2018 Stock Option and Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,362,251	(1)	$43.88	(2)	2,306,943

(1)
Includes 696,711 shares of common stock issuable upon the exercise of outstanding options and 665,540 shares of common stock issuable upon the vesting of stock units, which include restricted stock units and performance stock units. No shares of restricted stock are outstanding.

(2)	Since stock units do not have any exercise price, such units are not included in the weighted average exercise price calculation.
Stock Performance Graph
The graph below matches Repligen Corporation’s cumulative
5-year
total shareholder return on common stock with the cumulative total returns of the Nasdaq Composite index, the Nasdaq Pharmaceutical index, and the Nasdaq Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2015 to December 31, 2020. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Repligen Corporation, the Nasdaq Composite Index,
the Nasdaq Pharmaceutical Index and the Nasdaq Biotechnology Index

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
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
Issuer Purchases of Equity Securities
In June 2008, the Board of Directors authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions. The repurchase program has no set expiration date and may be suspended or discontinued at any time. We did not repurchase any shares of common stock during the year ended December 31, 2020. In prior years, we repurchased a total of 592,827 shares, leaving 657,173 shares remaining under this authorization.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information pertaining to fiscal year 2018 was included in the Company’s Annual Report on Form
10-K
(“Form
10-K”)
for the year ended December 31, 2019 on pages 35 through 51 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 26, 2020.
Repligen and its subsidiaries, collectively doing business as Repligen Corporation (“Repligen”, “we”, “our”, or “the Company”) is a global life sciences company that develops and commercializes highly innovated bioprocessing technology and systems that increase efficiencies and flexibility in the process of manufacturing biological drugs. As the overall market for biologics continues to grow and expand, our customers – primarily large biopharmaceutical companies and contract development and manufacturing organizations – face critical production cost, capacity, quality and time pressures. Built to address these concerns, our products helping set new standards for the way biologics are manufactured. We are committed to inspiring advances in bioprocessing as a trusted partner in the production of critical biologic drugs – including monoclonal antibodies (“mAbs”), recombinant proteins, vaccines and gene therapies – that are improving human health worldwide. For more information regarding our business, products and acquisitions, see above sections in Part I entitled “Overview”, “Our Products”, “2020 Acquisitions”, “2019 Acquisition” and “Our Market Opportunity”.
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
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph
606-10-32-18,
the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2020.
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
Allowance for credit losses
We evaluate our global accounts receivable through a continuous process of assessing our portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, financial condition of our customers, and whether the receivables involve retainages. We also consider the economic environment of our customers, both from a marketplace and geographic perspective, in evaluating the need for an allowance. Based on our review of these factors, we establish or adjust allowances for specific customers. Credit losses can vary substantially over time and the process involves judgment and estimation that require a number of assumptions about matters that are uncertain. Accordingly, our results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts. See Note 6,
“Credit Losses,”
to our consolidated financial statements included in this report for more information.
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
Business combinations
Amounts paid for acquisitions are allocated to the tangible and intangible assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets and deferred revenue obligations. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of comprehensive income. The fair value of contingent consideration includes estimates and judgments made by management regarding the probability that future contingent payments will be made, the extent of royalties to be earned in excess of the defined minimum royalties, etc. Management updates these estimates and the related fair value of contingent consideration at each reporting period based on the estimated probability of achieving the earnout targets and applying a discount rate that captures the risk associated with the expected contingent payments. To the extent our estimates change in the future regarding the likelihood of achieving these targets we may need to record material adjustments to our accrued contingent consideration. During the measurement period these changes in the fair value of contingent consideration are recorded to goodwill. Subsequent to the measurement period, they will be recorded in our consolidated statements of comprehensive income.
We use the income approach to determine the fair value of certain identifiable intangible assets including customer relationships and developed technology. This approach determines fair value by estimating after-tax
cash flows attributable to these assets over their respective useful lives and then discounting these after-tax
cash flows back to a present value. We base our assumptions on estimates of future cash flows, expected growth rates, expected trends in technology, etc. We base the discount rates used to arrive at a present value as of the date of acquisition on the time value of money and certain industry-specific risk factors. We believe the estimated purchased customer relationships, developed technologies, trademark/tradename, patents, and in process research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third-party would pay for the assets.
Intangible assets and goodwill
Intangible assets
Intangible assets with a definite life are amortized over their useful lives using the straight-line method and the amortization expense is recorded within cost of product revenue, research and development and selling, general and administrative expense in the consolidated statements of comprehensive income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its definite-lived intangible assets are recoverable at December 31, 2020.

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
As of December 31, 2018, the Company concluded that it operated as two reporting units and performed the 2018 goodwill impairment test using two reporting units. In 2019, the Company reorganized its reporting structure and changed the way the Chief Operating Decision Maker (“CODM”) views the Company’s operations and allocates its resources. As a result of the change in reporting structure in 2019, the CODM reviews consolidated results to assist with decision making. Accordingly, the Company has operated as one reporting unit since this reorganization. The fair value of the reporting unit is determined using both an income approach and market approach. Our income approach model used for our reporting unit valuation is consistent with that used for our December 31, 2019 goodwill impairment valuation noted above, except that cash flows from the entire business enterprise were used for the reporting unit valuation. Our market approach model estimated the fair value of the reporting unit based on market prices paid in actual precedent transactions of similar businesses and market multiples of guideline public companies. As a result of our 2019 quantitative assessment, we concluded that goodwill was not impaired as of December 31, 2019. During the qualitative assessment of the Company’s one reporting unit during the 2020 goodwill impairment testing, it was determined that it was not more likely than not that its fair value was less than its carrying amount. As such, a quantitative impairment assessment was not required as of December 31, 2020. If an event occurs or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value, the Company will evaluate its goodwill for impairment between annual tests.
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
Debt accounting
Our short-term debt balance is related to our 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”), which were issued in July 2019, and are carried at their principal amount less unamortized debt discount. We account for our convertible notes as separate liability and equity components. We estimate the carrying amount of the liability component by estimating the fair value of a similar liability that does not have an associated conversion feature. The Company allocates transaction costs related to the issuance of convertible notes to the liability and equity components using the same proportions as the initial carrying value of the convertible notes. The carrying value of the equity component is calculated by deducting the carrying value of the liability component from the principal amount of the convertible notes as a whole. The difference represents a debt discount that is amortized to interest expense in our consolidated statement of comprehensive income over the term of the convertible notes using the effective interest rate method. We assess the equity classification of the cash conversion feature quarterly. We allocated transaction costs related to the issuance of the 2019 Notes to the liability and equity components using the same proportions as the initial carrying value of the 2019 Notes.
During the fourth quarter of 2020, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2019 Notes are convertible at the option of the holders of the 2019 Notes during the first quarter of 2021, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the 2019 Notes. Expecting to continue meeting these terms, the Company reclassified the carrying value of the 2019 Notes from long-term liabilities to current liabilities on the Company’s balance sheet as of December 31, 2020. This classification is reassessed each quarter.
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

The fair value for stock units, which include restricted stock units and performance stock units, was calculated using the closing price of the Company’s common stock on the date of grant. We recognize compensation expense on awards that vest based on service conditions on a straight-line basis over the requisite service period based upon the number of options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. We recognize compensation expense on awards that vest based on performance conditions following our assessment of the probability that the performance condition will be achieved over the service period. Forfeitures represent only the unvested portion of a surrendered option. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical data, we have calculated an 8% annual forfeiture rate for non-executive
level employees, a 3% annual forfeiture rate for executive level employees, and a 0% forfeiture rate for non-employee
members of the Board of Directors, which we believe are reasonable assumptions to estimate forfeitures. However, the estimation of forfeitures requires significant judgment and, to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.
For the years ended December 31, 2020, 2019 and 2018, we recorded stock-based compensation expense of $17.0 million, $12.8 million and $10.2 million, respectively, for share-based awards granted under all of the Company’s stock plans.
As of December 31, 2020, there was $46.7 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.55 years. We expect 1,853,028 unvested options and stock units to vest over the next five years.
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
Revenues
Total revenues for years ended December 31, 2020, 2019, and 2018 were comprised of the following:

	For the Years Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:
Product	$366,136	$270,097	$193,891	$96,039	35.6%	$76,206	39.3%
Royalty and other	124	148	141	(24)	(16.2%)	7	5.0%

Total revenue	$366,260	$270,245	$194,032	$96,015	35.5%	$76,213	39.3%

Product revenues
Since 2016, we have been increasingly focused on selling our products directly to customers in the pharmaceutical industry and to our contract manufacturers. These direct sales have increased to approximately 78.0% of our product revenue during 2020. We expect that direct sales will continue to account for an increasing percentage of our product revenues, as the largest customer of our protein products diversified its supply chain in 2020. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.
Product revenues were comprised of the following:

	For the Years Ended December 31,
	2020 (1)	2019 (2)	2018
	(Amounts in thousands)
Filtration products	$174,896	$119,534	$90,586
Chromatography products	73,551	64,635	45,326
Process analytics products	33,346	16,405	—
Proteins products	80,732	65,124	54,375
Other	3,611	4,399	3,604

Total product revenue	$366,136	$270,097	$193,891

(1)	2020 revenue for filtration products includes revenue related to EMT from July 13, 2020, NMS from October 20, 2020 and ARTeSYN from December 3, 2020 through December 31, 2020.
(2)	2019 revenue includes process analytics revenue related to C Technologies from June 1, 2019 through December 31, 2019.
Revenue from our chromatography products includes the sale of our OPUS chromatography columns, chromatography resins and ELISA test kits. Revenue from our filtration products includes the sale of our XCell ATF systems and consumables, KrosFlo filtration products, SIUS filtration products, the silicone-molded products offered by EMT, which we acquired on July 13, 2020 and the products offered by NMS and ARTeSYN, which were both acquired during the fourth quarter of 2020. Revenue from protein products includes the sale of our Protein A ligands and cell culture growth factors. Revenue from our Process Analytics products includes the sale of our SoloVPE and FlowVPE systems, consumables and service. Other revenue primarily consists of revenue from the sale of our operating room products to hospitals as well as freight revenue.
For 2020, product revenue increased by $96.0 million, or 35.6%, as compared to 2019. The increase is due to the continued adoption of our products by key bioprocessing customers across all our key product lines. Beginning in the second quarter of 2020, we experienced an increase in overall sales as a result of accelerated demand, which was from broad-based covering mAb, gene therapy and
COVID-19
customers working on vaccines and therapeutics. We expect there will be a continued increase in direct sales during 2021, especially from
COVID-19
customers as they
scale-up
and move vaccine and therapy drug candidates through clinical trial processes. In 2020, we also had good performance from our acquisitions executed in 2019 and through 2020. C Technologies revenue increased by $16.9 million in 2020, compared to 2019, as 2020 represented twelve months of ownership of C Technologies, which was acquired in May 2019, compared to only seven months of ownership in 2019. Finally, as a result of our acquisitions of EMT, NMS and ARTeSYN in the second half of 2020, revenue from our filtration products includes $6.2 million of additional revenue.
Sales of our bioprocessing products are impacted by the timing of orders, development efforts at our customers or end-users
and regulatory approvals for biologics that incorporate our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations are expected, but they may not be predictive of future revenue or otherwise indicate a trend.
For 2019, product revenue increased by $76.2 million, or 39.3%, as compared to 2018. The increase was due to the continued adoption of our products by our key bioprocessing customers, particularly our chromatography and filtration products. Sales of our bioprocessing products were impacted by the timing of orders, development efforts targeted at our customers or end-users
and regulatory approvals for biologics that incorporated our products, which may result in significant quarterly fluctuations. Such quarterly fluctuations were expected. Additionally, there was a $16.4 million increase in the 2019 revenue compared to the 2018 revenue due to revenues generated by C Technologies, which was acquired in May 2019.
Royalty revenues
Royalty revenues in 2020 and 2019 relate to royalties received from a third-party systems manufacturer associated with our OPUS chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partner.
Costs and operating expenses
Total costs and operating expenses for years ended December 31, 2020, 2019 and 2018 were comprised of the following:

	For the Years Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Cost of product revenue	$156,634	$119,099	$86,531	$37,535	31.5%	$32,568	37.6%
Research and development	20,182	19,450	15,821	732	3.8%	3,629	22.9%
Selling, general and administrative	119,621	95,613	65,692	24,008	25.1%	29,921	45.5%

Total costs and operating expenses	$296,437	$234,162	$168,044	$62,275	26.6%	$66,118	39.3%

Cost of product revenue
For 2020, cost of product revenue increased $37.5 million, or 31.5%, as compared to 2019, due primarily to the increase in product revenue mentioned above and costs associated with higher product volume. An increase in manufacturing headcount resulted in higher employee-related costs in 2020, compared to 2019. Additional facility costs, including personal protection equipment purchased for essential manufacturing personnel on site to protect against
COVID-19,
were also incurred during 2020 for which there were no comparable amounts in 2019.
Gross margin was 57.2% in 2020, compared to 55.9% in 2019. The gross margin in 2020 includes $0.7 million of amortization of inventory step-up
associated with the EMT and ARTeSYN Acquisitions and the gross margin for 2019 included $1.5 million of amortization of inventory step-up
associated with the C Technologies Acquisition in May 2019. Excluding the
step-up
amortization, gross margins in 2020 and 2019 were 57.4% and 56.5%, respectively. The increase in gross margins, excluding the inventory step-up
amortization, in 2020, as compared to 2019, is due primarily to the increase in revenue mentioned above, and favorable product mix, partially offset by an increase in manufacturing headcount subsequent to December 31, 2019. Gross margins may fluctuate in future years based on expected production volume and product mix.
For 2019, cost of product revenue increased $32.6 million, or 37.6%, as compared to 2018, due primarily to the increase in revenue mentioned above.
Gross margin was 55.9% and 55.4%, in 2019 and 2018, respectively. The gross margin in 2019 includes $1.5 million of amortization of inventory step-up
associated with C Technologies Acquisition in May 2019. The increase in gross margins is a result of higher product revenue mentioned above offset by an increase in costs associated with additional manufacturing headcount in 2019, as compared to 2018. Gross margins may fluctuate in future years based on expected production volume and product mix.
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
R&D expenses increased $0.7 million, or 3.8% in 2020, compared to 2019. The increase is primarily due to a $1.1 million increase in C Technologies R&D expenses. C Technologies was acquired on May 31, 2019. Therefore, only seven months of expenses were recognized in 2019, compared to a full 12 months in 2020. The increase is partially offset by a decrease in R&D spending on external projects, as certain R&D process development laboratories were not fully functional for most of 2020 due to
COVID-19.
R&D expense also includes investments made to expand our proteins product offering through our development agreement with Navigo Proteins GmbH (“Navigo”). The Company invested $0.9 million in 2020 and $1.0 million in 2019 in the form of milestone payments to Navigo.
We expect our R&D expenses in 2021 to modestly increase to support new product development.
During 2019 and 2018, R&D expenses were related to bioprocessing products, including personnel, supplies and product development expenses. Due to the size of the Company and the fact that these various programs share personnel and fixed costs, we do not track all of our expenses or allocate any fixed costs by program, and therefore, have not provided historical costs incurred by project.

R&D expenses increased $3.6 million in 2019, or 22.9%, as compared to 2018. The increase is primarily due to an increase in costs associated with an increase in R&D headcount costs and the addition of $1.7 million of R&D expenses related to C Technologies, which was acquired in May 2019.
The increase in 2019 was partially offset by a $1.4 million decrease in R&D expense for investments made to Navigo. The Company invested $1.0 million in 2019 compared to $2.4 million in 2018.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts, including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.
For 2020, SG&A costs increased by $24.0 million, or 25.1%, as compared to 2019. The increase is partially due to the continued expansion of our customer-facing activities to drive sales of our bioprocessing products, and the continued buildout of our administrative infrastructure, primarily through increased headcount, to support expected future growth. Stock-based compensation expense and other employee-related costs increased in 2020, as compared to 2019, resulting from an increase in headcount and higher share prices period over period. In addition, $4.2 million of the increase in SG&A costs for 2020 was related to the C Technologies operations, which was acquired in May 2019. C Technologies’ SG&A costs for 2020 include a full year of costs, compared to only seven months in 2019. With the acquisitions of EMT, NMS and ARTeSYN in 2020, an additional $2.2 million of SG&A costs were included in the consolidated results.
For 2019, SG&A costs increased by $29.9 million, or 45.5%, as compared to 2018. The increase is due to the addition of $10.9 million of SG&A costs from the acquisition of C Technologies in May 2019, as well as the continued expansion of our customer-facing activities to drive sales of our bioprocessing products, and to the continued buildout of our administrative infrastructure, primarily through increased headcount, to support expected future growth. In addition, during 2019, transaction fees related to the C Technologies Acquisition of $4.0 million were included in SG&A, for which there were no comparable costs for 2018. Sales commissions were higher in 2019 due to the increase in revenue. Stock compensation expense increased as compared to 2018 resulting from the increase in headcount and higher share prices period over period.
Other expenses, net
The table below provides detail regarding our other expenses, net:

	For the Years Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Investment income	$1,741	$5,324	$1,895	$(3,583)	(67.3)%	$3,429	180.9%
Loss on extinguishment of debt	—	(5,650)	—	5,650	(100.0)%	(5,650)	100.0%
Interest expense	(12,133)	(9,292)	(6,709)	(2,841)	30.6%	(2,583)	38.5%
Other (expenses) income	(214)	(314)	262	100	(31.8)%	(576)	(219.8)%

Total other expenses, net	$(10,606)	$(9,932)	$(4,552)	$(674)	6.8%	$(5,380)	118.2%

Investment income
Investment income includes income earned on invested cash balances. The decrease of $3.6 million in 2020, as compared to 2019, was attributable to a decrease in interest rates on our invested cash balances. In March 2020, in response to the outbreak of
COVID-19
and to stay ahead of disruptions and economic slowdown, the Federal Reserve reduced federal funds rates to a range of 0.0% to 0.25%, which will continue to affect our investment income in future periods. Higher average invested cash balances during 2020, as compared to 2019 due to the completion of a public offering and the issuance of our 2019 Notes during the third quarter of 2019, partially offset the decrease in interest rates mentioned above. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.
Loss on extinguishment of debt
We had no loss on extinguishment of debt in 2020.
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
Interest expense
Interest expense in 2020 is from our 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”), which were issued in July 2019. Interest expense in 2019 is from a combination of our 2016 Notes, which were settled during the third quarter of 2019 and our 2019 Notes. Interest expense increased $2.8 million in 2020, as compared to 2019 based on the increase in debt issued from $115.0 million for the 2016 Notes to $287.5 million for the 2019 Notes.
The amortization of debt issuance costs on the 2019 Notes was $11.0 million in 2020. Amortization of debt issuance costs on the 2019 Notes was $4.7 million in 2019. The amortization of the debt issuance costs on the 2016 Notes was $2.8 million in 2019.
Contractual coupon interest incurred on the 2019 Notes in 2020 was $1.1 million. Interest calculated based on the carrying value related to the 2019 Notes for 2019 was $0.5 million. Contractual coupon interest incurred on the 2016 Notes was $1.3 million in 2019. Since the 2016 Notes were settled during July 2019, interest no longer accrued on the 2016 Notes subsequent to their settlement.
Other (expenses) income
The change in other expenses during 2020, as compared to 2019, is primarily attributable to realized foreign currency losses related to amounts due from non-Swedish
krona-based customers and vendors. In addition, $0.5 million was included in other expenses in 2019, which represents a bridge loan commitment fee incurred as part of the C Technologies Acquisition.
Income tax (benefit) provision
Income tax (benefit) provision for the years ended December 31, 2020, 2019 and 2018 was as follows:

	For the Years Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax (benefit) provision	$(709)	$4,740	$4,819	$(5,449)	(115.0)%	$(79)	(1.6)%
Effective tax rate	(1.2)%	18.1%	22.5%

For the year ended December 31, 2020, we recorded an income tax benefit of $0.7 million. The effective tax rate was (1.2%) and is based upon the estimated taxable income for the year ending December 31, 2020 and the composition of income in different jurisdictions. The effective tax rate for 2020 was lower than the U.S. statutory rate of 21% primarily due to windfall benefits on stock option exercises and the vesting of stock units, an increase in business tax credits and tax benefits related to a change in U.S. tax law.
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
Non-GAAP
adjusted income from operations
Non-GAAP
adjusted income from operations is measured by taking income from operations as reported in accordance with GAAP and excluding acquisition and integration costs, inventory step-up
charges and intangible amortization booked through our consolidated statements of comprehensive income. The following is a reconciliation of income from operations in accordance with GAAP to non-GAAP
adjusted income from operations for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
	(Amounts in thousands)
GAAP income from operations	$69,823	$36,083
Non-GAAP adjustments to income from operations:
Acquisition and integration costs	11,465	12,508
Inventory step-up charges	734	1,483
Intangible amortization	16,032	13,441

Non-GAAP adjusted income from operations	$98,054	$63,515

Non-GAAP
adjusted net income
Non-GAAP
adjusted net income is measured by taking net income as reported in accordance with GAAP and excluding acquisition and integration costs and related tax effects, inventory step-up
charges, intangible amortization and related tax effects, loss on extinguishment of debt and non-cash
interest expense booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to
non-GAAP
adjusted net income for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020		2019
	Amount	Fully Diluted Earnings per Share*	Amount	Fully Diluted Earnings per Share*
	(Amounts in thousands, except per share data)
GAAP net income	$59,926	$1.11	$21,411	$0.44
Non-GAAP adjustments to net income:
Acquisition and integration costs	10,479	0.19	13,008	0.26
Inventory step-up charges	734	0.01	1,483	0.03
Intangible amortization	16,032	0.30	13,441	0.27
Loss on extinguishment of debt	—	—	5,650	0.11
Non-cash interest expense	10,970	0.20	7,536	0.15
Tax effect of intangible amortization and acquisition costs	(9,050)	(0.17)	(10,003)	(0.20)

Non-GAAP adjusted net income	$89,091	$1.65	$52,526	$1.07

*	Note that earnings per share amounts may not add due to rounding.
Adjusted EBITDA
Adjusted EBITDA is measured by taking net income as reported in accordance with GAAP, excluding investment income, interest expense, taxes, depreciation and intangible amortization, and excluding acquisition and integration costs, inventory step-up
charges and loss on extinguishment of debt booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to adjusted EBITDA for years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
	(Amounts in thousands)
GAAP net income	$59,926	$21,411
Non-GAAP EBITDA adjustments to net income:
Investment income	(1,741)	(5,324)
Interest expense	12,133	9,292
Tax (benefit) provision	(709)	4,740
Depreciation	10,888	7,317
Intangible amortization	16,143	13,551

EBITDA	96,640	50,987
Other non-GAAP adjustments:
Acquisition and integration costs	10,479	13,008
Loss on extinguishment of debt	—	5,650
Inventory step-up charges	734	1,483

Adjusted EBITDA	$107,853	$71,128

Liquidity and Capital Resources
We have financed our operations primarily through revenues derived from product sales, the issuance of the 2016 Notes in May 2016 and our 2019 Notes (defined below) in July 2019 and the issuance of common stock in our December 2020, July 2019 and May 2019 public offerings. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.
At December 31, 2020, we had cash and cash equivalents of $717.3 million compared to cash and cash equivalents of $528.4 million at December 31, 2019. There were no restrictions on cash as of December 31, 2020.
On December 8, 2020, the Company completed a public offering in which 1,725,000 shares of its common stock, including the underwriters’ full exercise of an option to purchase up to an additional 225,000 shares, were sold to the public at a price of $181.00 per share. The total proceeds received by the Company from this offering, net of underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $297.8 million.
In 2020, we acquired three companies for an aggregate of $175.0 million in cash, net of cash acquired.
We acquired C Technologies on May 31, 2019 for $239.9 million in cash and shares of our common stock. The C Technologies Acquisition was funded through payment of approximately $195.0 million in cash and issuance of 779,221 unregistered shares of the Company’s common stock totaling $53.9 million.
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
On July 19, 2019, the Company issued $287.5 million aggregate principal amount of 0.375% Convertible Senior Notes due 2024 (“2019 Notes”), which includes the underwriters’ exercise in full of an option to purchase an additional $37.5 million aggregate principal amount of 2019 Notes (the “Notes Offering” and, together with the July Stock Offering, the “Offerings”). The net proceeds of the Notes Offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, were $278.5 million. See Note 12,
“Convertible Senior Notes,”
included in this report
for more information on this transaction. The Company utilized a portion of the proceeds from the Offerings to settle its outstanding 2016 Notes during the third quarter of 2019. On July 16, 2019, the Company entered into separate privately negotiated agreements with certain holders of the 2016 Notes to exchange an aggregate of $92.0 million principal aggregate amount of the 2016 Notes for shares of the Company’s common stock, together with cash, in private placement transactions (the “Note Exchanges”). On July 19, 2019 and July 22, 2019, the Company used approximately $92.3 million (including $0.3 million of accrued interest) and 1,850,155 shares of its common stock valued at $161.0 million to settle the Note Exchanges for total consideration of $253.3 million, of which $163.6 million was allocated to the equity component of the 2016 Notes. The Company allocated the consideration transferred to the liability and equity components using the same proportions as the initial carrying value of the 2016 Notes. The transaction resulted in a loss on extinguishment of debt of $4.6 million in the Company’s consolidated statements of comprehensive income as of December 31, 2019.
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
During the fourth quarter of 2020, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2019 Notes are convertible at the option of the holders of the 2019 Notes during the first quarter of 2021 per the First Supplemental Indenture underlying the 2019 Notes. The 2019 Notes have a face value of $287.5 million and a carrying value of $243.7 million. The Company expects to continue meeting these terms and has reclassified the carrying value of the 2019 Notes from long-term liabilities to current liabilities on the Company’s balance sheet as of December 31, 2020. As of the date of this filing, the Company received a request to convert $1,000 aggregate principal amount of 2019 Notes and we intend to pay or deliver, as the case may be, the settlement amount to be determined – paying the amount in excess of the aggregate principal portion of the converted notes in shares of our common stock.
Cash flows

	For the Years Ended December 31,			FY20 vs FY19 $ Change	FY19 vs FY18 $ Change
	2020	2019	2018
	(Amounts in thousands)
Cash provided by (used in):
Operating activities	$62,625	$67,216	$32,770	$(4,591)	$34,446
Investing activities	(201,385)	(205,308)	(14,037)	3,923	(191,271)
Financing activities	305,916	484,867	3,407	(178,951)	481,460
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12,729	(3,190)	(2,077)	15,919	(1,113)

Net increase in cash, cash equivalents and restricted cash	$179,885	$343,585	$20,063	$(163,700)	$323,522

Operating activities
For 2020, our operating activities provided cash of $62.6 million reflecting net income of $59.9 million and non-cash
charges totaling $51.3 million primarily related to depreciation, amortization, non-cash
interest expense, deferred taxes and stock-based compensation charges. An increase in accounts receivable consumed $21.0 million of cash and was primarily driven by the 35.5%
year-to-date
increase in total revenues and an increase in inventory manufactured of $29.3 million to support expected continued growth in future revenues. In addition, $4.9 million was consumed for increases in prepaid expenses for annual software and network contracts, as well as the renewal of the Company’s global insurance policies. These were offset by an increase in accounts payable and accrued liabilities of $3.5 million due primarily to increased inventory purchases to support customer orders and year-end
tax adjustments, offset by payment of acquisition-related bonuses for C Technologies during the second quarter of 2020. The remaining cash source of operating activities resulted from favorable changes in various other working capital accounts.
For 2019, our operating activities provided cash of $67.2 million reflecting net income of $21.4 million and non-cash
charges totaling $46.9 million primarily related to depreciation, amortization, non-cash
interest expense, deferred taxes, loss on extinguishment of debt and stock-based compensation charges.

An increase in accounts receivable consumed $7.7 million of cash and was primarily driven by the 39%
year-to-date
increase in revenues and an increase in inventory consumed $9.3 million to support future revenue, due to the addition of C Technologies on May 31, 2019. These were offset by an increase in accounts payable and accrued liabilities of $13.8 million due to the addition of C Technologies and a decrease in unbilled receivables of $2.1 million. The remaining cash used in operating activities resulted from unfavorable changes in various other working capital accounts.
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
Investing activities
Our investing activities consumed $201.4 million of cash during 2020. We used $175.0 million in cash (net of cash received) for the EMT, NMS and ARTeSYN Acquisitions. Capital expenditures consumed $26.3 million as we continue to increase our manufacturing capacity worldwide. Of these expenditures, $3.9 million represented capitalized costs related to our internal-use
software.
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
Financing activities
In 2020, cash provided by financing activities of $305.9 million included $297.8 million from the issuance of our common stock resulting from our public offerings completed in December 2020. Proceeds from stock option exercises during 2020 were $8.2 million.
In 2019, cash provided by financing activities of $484.9 million included $320.7 million from the issuance of our common stock resulting from our public offerings completed in May and July 2019. In addition, in July 2019 the Company issued $287.5 million aggregate principal amount of the 2019 Notes for net proceeds of $278.5 million. Proceeds from stock option exercises during 2019 were $1.2 million. Offsetting these activities was $115.0 million of cash utilized by the Company in July 2019 to settle the 2016 Notes.
In 2018, our financing activities provided $3.4 million of cash from proceeds received from stock option exercises.

Effect of exchange rate changes on cash, cash equivalents and restricted cash
The effect of exchange rate changes on cash during 2020 is a result of the strengthening of the Swedish krona against the U.S. dollar by 12% and the strengthening of the Euro against the U.S. dollar by 9%.
Off-Balance
Sheet Arrangements
We do not have any special purpose entities or
off-balance
sheet financing arrangements.
Contractual Obligations
As of December 31, 2020, we had the following fixed obligations and commitments:

	Total	Less than one year	One to three years	Three to five years	Over five years
	(Amounts in thousands)
Convertible senior notes (1)	$287,500	$287,500	$—	$—	$—
Interest payments related to convertible senior notes	1,078	1,078	—	—	—
Operating lease obligations	44,840	7,196	12,252	9,865	15,527
Purchase obligations (2)	55,253	55,253	—	—	—

Total	$388,671	$351,027	$12,252	$9,865	$15,527

(1)
During the fourth quarter of 2020, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2019 Notes are convertible at the option of the holders of the 2019 Notes during the first quarter of 2021, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the 2019 Notes. Expecting to continue meeting these terms, the Company reclassified the carrying value of the 2019 Notes from long-term liabilities to current liabilities on the Company’s balance sheet as of December 31, 2020.

(2)	Primarily represents purchase commitments with certain vendors and open purchase orders for the procurement of raw materials for manufacturing.
The table excludes a liability for uncertain tax positions totaling $3.2 million since we cannot currently make a reliable estimate of the period in which the liability will be payable, if ever. See Note 9,
“Income Taxes,”
to our consolidated financial statements included in this report for more information.
For additional information on our operating lease obligations and convertible senior notes, see Note 4,
“Leases”
and Note 12,
“Convertible Senior Notes,”
in our notes to consolidated financial statements included in this report.
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

Absent acquisitions of additional products, product candidates or intellectual property, we believe our current cash balances are adequate to meet our cash needs for at least the next 24 months. We expect operating expenses in 2021 to increase as we continue to expand our bioprocessing business. We expect to incur continued spending related to the development and expansion of our bioprocessing product lines and expansion of our commercial capabilities for the foreseeable future. Our future capital requirements may include, but are not limited to, purchases of property, plant and equipment, the acquisition of additional bioprocessing products and technologies to complement our existing manufacturing capabilities, and continued investment in our intellectual property portfolio.
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
Net Operating Loss Carryforwards
At December 31, 2020, we had net operating loss carryforwards of $6.4 million remaining. We had business tax credits carryforwards of $9.4 million available to reduce future federal income taxes, if any. The business tax credits carryforwards will continue to expire at various dates through December 2039. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service, state and foreign jurisdictions and may be limited in the event of certain changes in the ownership interest of significant stockholders.
Foreign Earnings
As of December 31, 2020, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $113.1 million. Because $58.0 million of such earnings have previously been subject to the one-time
transition tax on foreign earnings required by the 2017 Tax Act, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. At December 31, 2020, we have not provided for taxes on outside basis differences of our foreign subsidiaries, as we have the ability and intent to indefinitely reinvest the undistributed earnings of our foreign subsidiaries, and there are no needs for such earnings in the United States that would contradict our plan to indefinitely reinvest.
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
Interest Rate Risk
We have historically held investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we have been exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise. We do not have any such investments as of December 31, 2020. As a result, a hypothetical 100 basis point increase in interest rates would have no effect on our cash position as of December 31, 2020.
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
Although a majority of our contracts are denominated in U.S. dollars, 30% and 29% of total revenues during 2020 and 2019, respectively, were denominated in foreign currencies while 7% and 17% of our costs and expenses during 2020 and 2019, respectively, were denominated in foreign currencies, primarily operating expenses associated with cost of revenue, sales and marketing and general and administrative. In addition, 22% and 16% of our consolidated tangible assets were subject to foreign currency exchange fluctuations as of each of December 31, 2020 and 2019, respectively, while 6% and 5% of our consolidated liabilities were exposed to foreign currency exchange fluctuations as of each of December 31, 2020 and 2019, respectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in
Internal Control – Integrated Framework
, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO).
We acquired Engineered Molding Technology LLC (“EMT”),
Non-Metallic
Solutions, Inc. (“NMS”) and ARTeSYN Biosolutions Holdings Ireland Limited (“ARTeSYN”) on July 13, 2020, October 20, 2020 and December 3, 2020, respectively. The financial results of each of these businesses are included in our audited consolidated financial statements as of December 31, 2020. The Company’s consolidated total assets as of December 31, 2020 includes $31.9 million, $16.8 million and $226.1 million from the EMT, NMS and ARTeSYN businesses, respectively. The Company’s consolidated revenues for the year ended December 31, 2020 includes $3.7 million, $0.6 million and $2.0 million from the EMT, NMS and ARTeSYN businesses, respectively. As these acquisitions occurred in the third and fourth quarters of 2020, the scope of our assessment of our internal control over financial reporting does not include EMT, NMS and ARTeSYN. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

In connection with our initiative to integrate and enhance our global information technology systems and business processes, we continued the phased implementation of a new enterprise resource planning (“ERP”) system. The ERP system is being implemented in phases through 2021. The second phase was completed during the third quarter of 2020. As a result of this implementation, we modified certain existing internal controls over financial reporting as well as implemented new controls and procedures related to the new ERP system as of December 31, 2020.
Other than the foregoing, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act
Rule 13a-15
or Rule
15d-15
that occurred in the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Subject to the foregoing, based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria. Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Form
10-K,
has issued an attestation report on our internal control over financial reporting as of December 31, 2020.
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
(c) Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Repligen Corporation:
Opinion on Internal Control over Financial Reporting
We have audited Repligen Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Repligen Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Report Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Engineered Molding Technology LLC (“EMT”),
Non-Metallic
Solutions, Inc. (“NMS”) and ARTeSYN Biosolutions Holdings Ireland Limited (“ARTeSYN”), which are included in the 2020 consolidated financial statements of the Company and constituted $31.9 million, $16.8 million and $226.1 million of total assets, respectively, as of December 31, 2020, and $3.7 million, $0.6 million and $2.0 million of revenues, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of EMT, NMS or ARTeSYN.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Boston, Massachusetts
February 24, 2021

(d) Changes in Internal Control Over Financial Reporting
Other than the acquisitions of NMS and ARTeSYN mentioned above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule
13a-15
or Rule
15d-15
that occurred in the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III
Pursuant to General Instructions G to Form
10-K,
the information required for Part III, Items 10, 11, 12, 13 and 14, is incorporated herein by reference from the Company’s proxy statement for the 2021 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Form
10-K:
(a) (1)
 Financial Statements
:
The financial statements required by this item are submitted in a separate section beginning on page 69 of this report, as follows:

(a) (2)
 Financial Statement Schedules
:
None.
(a) (3)
 Exhibits
:
The Exhibits which are filed as part of this Form
10-K
or which are incorporated by reference are set forth in the Exhibit Index hereto.
EXHIBIT INDEX

Exhibit Number	Document Description
2.1#	Stock Purchase Agreement, dated April 25, 2019, by and among Repligen Corporation, C Technologies and Craig Harrison (filed as Exhibit 2.1 to Repligen Corporation’s Current Report on Form 8-K filed on April 26, 2019 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation dated June 30, 1992, as amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of Repligen Corporation, effective as of May 16, 2014 (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 19, 2014 and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on January 28, 2021 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).

4.2	Base Indenture, dated as of July 19, 2019, by and between Repligen Corporation and Wilmington Trust, National Association (filed as Exhibit 4.1 to Repligen Corporation’s Current Report on Form 8-K filed on July 22, 2019 and incorporated herein by reference).

Exhibit Number	Document Description

4.3	First Supplemental Indenture, dated as of July 19, 2019, by and between Repligen Corporation and Wilmington Trust, National Association (filed as Exhibit 4.2 to Repligen Corporation’s Current Report on Form 8-K filed on July 22, 2019 and incorporated herein by reference).

4.4	Form of 0.375% Convertible Senior Note due 2024 (included in Exhibit 4.3).

4.5	Description of Certain Registrant’s Securities (filed as Exhibit 4.5 to Repligen Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated by reference).

10.1*	Repligen Executive Incentive Compensation Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 14, 2005 and incorporated herein by reference).

10.2*	Second Amended and Restated 2001 Repligen Corporation Stock Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on September 18, 2008 and incorporated herein by reference).

10.3.1*	Amended and Restated 2001 Repligen Corporation Stock Option Plan, Form of Incentive Stock Option Agreement (filed as Exhibit 10.14 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference).

10.3.2*	Amended and Restated 2001 Repligen Corporation Stock Plan, Form of Restricted Stock Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on January 9, 2006 and incorporated herein by reference).

10.4	Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (as amended to date) (filed as Exhibit 10.4 to Repligen Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).

10.5#	Strategic Supplier Alliance Agreement dated January 28, 2010 by and between Repligen Corporation and GE Healthcare Bio-Sciences AB) (as amended to date) (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference).

10.6*	Repligen Corporation Amended and Restated 2012 Stock Option and Incentive Plan (filed as Exhibit 99.1 to Repligen Corporation’s Form S-8 filed on June 2, 2014 and incorporated herein by reference).

10.7*	Letter Agreement, dated as of June 10, 2014, by and between Repligen Corporation and Jon K. Snodgres (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on July 15, 2014 and incorporated herein by reference).

10.8*	Repligen Corporation Amended and Restated Non-Employee Directors’ Compensation Policy (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference).

10.9	Form of Indemnification Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 12, 2016 and incorporated herein by reference).

10.10	Lease Agreement, dated February 6, 2018, by and between Repligen Corporation and U.S. REIF 111 Locke Drive Massachusetts, LLC (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on February 8, 2018 and incorporated herein by reference).

10.11*	2018 Repligen Corporation Stock Option and Incentive Plan (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference).

Exhibit Number	Document Description

10.12*	Letter Agreement, dated as of September 3, 2016 by and between Repligen Corporation and Ralf Kuriyel (filed as Exhibit 10.17 to Repligen Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference).

10.13*	Repligen Corporation Named Executive Officer Severance and Change in Control Plan, effective as of June 13, 2019 (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on June 19, 2019 and incorporated herein by reference).

10.14*	Second Amended and Restated Employment Agreement, dated as of June 15, 2019, by and between Repligen Corporation and Tony J. Hunt (filed as Exhibit 10.2 to Repligen Corporation’s Current Report on Form 8-K filed on June 19, 2019 and incorporated herein by reference).

10.15	First Amendment to Lease Agreement, dated as of July 7, 2020 by and between Repligen Corporation and U.S. REIF 111 Locke Drive Massachusetts, LLC (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on July 10, 2020 and incorporated herein by reference).

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.

24.1+	Power of Attorney (included on signature page).

31.1+	Rule 13a-14(a)/15d-14(a) Certification.

31.2+	Rule 13a-14(a)/15d-14(a) Certification.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

#	Confidential treatment obtained as to certain portions.
*	Management contract or compensatory plan or arrangement.
+	Filed electronically herewith.
The exhibits listed above are not contained in the copy of the Annual Report on Form
10-K
distributed to stockholders. Upon the request of any stockholder entitled to vote at the 2021 Annual Meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 41 Seyon Street, Waltham, MA 02453.

ITEM 16.	10-K SUMMARY
We may voluntarily include a summary of information required by Form
10-K
under Item 16. We have elected not to include such summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPLIGEN CORPORATION

Date: February 24, 2021	By:	/S/ TONY J. HUNT
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

Signature	Title	Date

/S/ TONY J. HUNT Tony J. Hunt	President, Chief Executive Officer and Director (Principal executive officer)	February 24, 2021

/S/ JON K. SNODGRES Jon K. Snodgres	Chief Financial Officer (Principal financial and accounting officer)	February 24, 2021

/S/ KAREN DAWES Karen Dawes	Chairperson of the Board	February 24, 2021

/S/ NICOLAS M. BARTHELEMY Nicolas M. Barthelemy	Director	February 24, 2021

/S/ CARRIE EGLINTON MANNER Carrie Eglinton Manner	Director	February 24, 2021

/S/ ROHIN MHATRE Rohin Mhatre	Director	February 24, 2021

/S/ GLENN P. MUIR Glenn P. Muir	Director	February 24, 2021

/S/ THOMAS F. RYAN, JR. Thomas F. Ryan, Jr.	Director	February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Repligen Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Repligen Corporation (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of the Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements
, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for acquisitions

Description of the Matter
As disclosed in Note 3 to the consolidated financial statements, during 2020, the Company completed three acquisitions for total aggregate consideration of approximately $244.5 million, net of cash acquired. The most significant of these was the acquisition of all outstanding equity of ARTeSYN Biosolutions Holdings Ireland Limited for consideration of approximately $201.0 million, net of cash acquired. The transactions were accounted for as business combinations.

Auditing the Company’s accounting for its acquisitions was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of identified intangible assets of $90.2 million, which principally consisted of customer relationships and developed technology. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used a discounted cash flow model to measure the customer relationship and developed technology intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results, including revenue growth rates. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We tested the Company’s controls over its accounting for acquisitions. Our tests included controls over the process supporting the recognition and measurement of consideration transferred, customer relationship, and developed technology intangible assets. We also tested management’s review of assumptions used in the valuation models.

For each of the Company’s acquisitions, we read the purchase agreements, evaluated the significant assumptions and methods used in developing the fair value estimates, and tested the recognition of (1) the tangible assets acquired and liabilities assumed at fair value; (2) the identifiable intangible assets acquired at fair value; and (3) goodwill measured as a residual.

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
February 24, 2021

REPLIGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$717,292	$528,392
Restricted cash	—	9,015
Accounts receivable, net of reserves of $762 and $525 at December 31, 2020 and December 31, 2019, respectively	71,257	43,068
Royalties and other receivables	132	148
Unbilled receivables	—	456
Inventories, net	95,025	54,832
Prepaid expenses and other current assets	18,676	5,917

Total current assets	902,382	641,828
Property, plant and equipment, net	66,870	48,455
Intangible assets, net	287,100	212,552
Goodwill	618,305	468,413
Deferred tax assets	2,481	2,920
Operating lease right of use assets	25,176	25,707
Other assets	573	238

Total assets	$1,902,887	$1,400,113

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,880	$11,425
Operating lease liability	5,254	3,557
Accrued liabilities	53,085	33,331
Convertible senior notes, current portion, net	243,737	—

Total current liabilities	318,956	48,313
Convertible senior notes, net	—	232,767
Deferred tax liabilities	27,032	29,944
Operating lease liability, long-term	26,425	26,995
Other liabilities, long-term	1,324	2,326

Total liabilities	373,737	340,345

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 54,760,837 shares at December 31, 2020 and 52,078,258 shares at December 31, 2019 issued and outstanding	548	521
Additional paid-in capital	1,460,748	1,068,431
Accumulated other comprehensive income (loss)	2,085	(15,027)
Accumulated earnings	65,769	5,843

Total stockholders’ equity	1,529,150	1,059,768

Total liabilities and stockholders’ equity	$1,902,887	$1,400,113

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Revenue:
Products	$366,136	$270,097	$193,891
Royalty and other revenue	124	148	141

Total revenue	366,260	270,245	194,032

Costs and operating expenses:
Cost of product revenue	156,634	119,099	86,531
Research and development	20,182	19,450	15,821
Selling, general and administrative	119,621	95,613	65,692

Total costs and operating expenses	296,437	234,162	168,044

Income from operations	69,823	36,083	25,988

Other (expenses) income:
Investment income	1,741	5,324	1,895
Loss on extinguishment of debt	—	(5,650)	—
Interest expense	(12,133)	(9,292)	(6,709)
Other (expenses) income	(214)	(314)	262

Other expenses, net	(10,606)	(9,932)	(4,552)

Income before income taxes	59,217	26,151	21,436
Income tax (benefit) provision	(709)	4,740	4,819

Net income	$59,926	$21,411	$16,617

Earnings per share:
Basic	$1.14	$0.44	$0.38

Diluted	$1.11	$0.44	$0.37

Weighted average common shares outstanding:
Basic	52,554	48,343	43,767

Diluted	53,892	49,206	45,471

Net income	$59,926	$21,411	$16,617
Other comprehensive income (loss):
Foreign currency translation adjustment	17,112	(3,134)	(5,530)

Comprehensive income	$77,038	$18,277	$11,087

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings/ (Deficit)	Total Stockholders’ Equity
	Number of Shares(#)	Par Value
Balance at December 31, 2017	43,587,079	$436	$628,983	$(6,363)	$(31,508)	$591,548
Net income	—	—	—	—	16,617	16,617
Issuance of common stock for debt conversion	2	0	0	—	—	0
Exercise of stock options and vesting of stock units	330,297	3	3,415	—	—	3,418
Stock-based compensation expense	—	—	10,192	—	—	10,192
Cumulative effect of accounting changes	—	—	—	—	(677)	(677)
Translation adjustment	—	—	—	(5,530)	—	(5,530)

Balance at December 31, 2018	43,917,378	$439	$642,590	$(11,893)	$(15,568)	$615,568
Net income	—	—	—	—	21,411	21,411
Issuance of common stock for debt conversion	2,316,229	23	198,734	—	—	198,757
Reduction of equity component from debt conversion, net of tax	—	—	(200,079)	—	—	(200,079)
Exercise of stock options and vesting of stock units	339,329	3	1,164	—	—	1,167
Issuance of common stock pursuant to the acquisition of C Technologies, Inc.	779,221	8	53,930	—	—	53,938
Tax withholding on vesting of restricted stock	(5,430)	(0)	(490)	—	—	(490)
Equity component of 0.375% senior convertible notes, net of tax	—	—	39,070	—	—	39,070
Proceeds from issuance of common stock, net of issuance costs of $18,607	4,731,531	48	320,665	—	—	320,713
Stock-based compensation expense	—	—	12,847	—	—	12,847
Translation adjustment	—	—	—	(3,134)	—	(3,134)

Balance at December 31, 2019	52,078,258	$521	$1,068,431	$(15,027)	$5,843	$1,059,768
Net income	—	—	—	—	59,926	59,926
Exercise of stock options and vesting of stock units	584,589	6	8,134	—	—	8,140
Issuance of common stock pursuant to the acquisition of ARTeSYN Biosolutions	372,990	4	69,418	—	—	69,422
Proceeds from issuance of common stock, net of issuance costs of $0.4 million	1,725,000	17	297,758	—	—	297,775
Stock-based compensation expense	—	—	17,007	—	—	17,007
Translation adjustment	—	—	—	17,112	—	17,112

Balance at December 31, 2020	54,760,837	$548	$1,460,748	$2,085	$65,769	$1,529,150

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$59,926	$21,411	$16,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,067	20,868	15,778
Amortization of debt discount and issuance costs	10,970	7,536	4,248
Stock-based compensation expense	17,007	12,847	10,192
Deferred income taxes, net	(3,992)	(624)	71
Loss on extinguishment of debt	—	5,650	—
Other	267	663	(3)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(21,020)	(7,726)	(6,101)
Royalties and other receivables	128	(104)	7
Unbilled receivables	456	2,146	(2,602)
Inventories	(29,260)	(9,314)	(4,042)
Prepaid expenses and other assets	(4,870)	(595)	(1,769)
Operating lease right of use assets	3,583	(4,662)	—
Other assets	(281)	(66)	—
Accounts payable	2,462	662	2,266
Accrued expenses	1,037	13,096	(1,398)
Operating lease liability	(1,964)	5,447	—
Long-term liabilities	1,109	(19)	(494)

Total cash provided by operating activities	62,625	67,216	32,770

Cash flows from investing activities:
Additions to capitalized software costs	(3,889)	(4,650)	(2,147)
Developed technology intangible asset payment	—	—	(1,255)
Acquisitions, net of cash acquired	(175,041)	(182,154)	—
Purchases of property, plant and equipment	(22,455)	(18,504)	(10,635)

Total cash used in investing activities	(201,385)	(205,308)	(14,037)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes, net of issuance costs	—	278,466	—
Proceeds from issuance of common stock, net of issuance costs	297,775	320,713	—
Exercise of stock options	8,151	1,167	3,418
Repayment of senior convertible notes	—	(114,989)	(11)
Payment of tax withholding obligation on vesting of restricted stock	(10)	(490)	—

Total cash provided by financing activities	305,916	484,867	3,407

Effect of exchange rate changes on cash, cash equivalents and restricted cash	12,729	(3,190)	(2,077)

Net increase in cash, cash equivalents and restricted cash	179,885	343,585	20,063

Cash, cash equivalents and restricted cash, beginning of period	537,407	193,822	173,759

Cash, cash equivalents and restricted cash, end of period	$717,292	$537,407	$193,822

Supplemental disclosure of cash flow information:
Income taxes paid	$10,279	$6,505	$4,046
Interest paid	$1,066	$1,484	$2,444
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$3,349	$8,663	$—

Fair value of 372,990 shares of common stock issued for acquisition of ARTeSYN Biosolutions Holdings Ireland Limited	$69,422	$—	$—

Fair value of 2,316,229 shares of common stock issued for conversion of convertible notes	$—	$198,757	$—

Fair value of common stock issued for acquisition of C Technologies, Inc.	$—	$53,938	$—

Non-cash effect of adoption of ASU 2016-16	$—	$—	$5,609

Property, plant and equipment related to lease incentives	$—	$—	$2,270

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Nature of Business
Repligen Corporation (NASDAQ:RGEN) is a global life sciences company that develops and commercializes highly innovative bioprocessing technologies and systems that increase efficiencies and flexibility in the process of manufacturing biological drugs. The Company’s franchises include Filtration (XCell ATF
™
systems, TangenX
™
SIUS
™
flat sheet cassettes, Spectrum
®
Hollow Fibers, KrosFlo
®
Systems and ProConnex
®
single-use
flow path assemblies), Chromatography (OPUS
®
Columns, chromatography resins, ELISA kits), Process Analytics (SoloVPE
®
and FlowVPE
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
A majority of our 15 key manufacturing sites are located in the United States (California, Massachusetts, New Jersey and New York). Outside the United States, we have manufacturing sites in Estonia, Germany, Ireland, the Netherlands and Sweden.
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
Significant estimates and assumptions by management affect the Company’s revenue recognition for multiple element arrangements, allowance for credit losses, the net realizable value of inventory, valuations and purchase price allocations related to business combinations, expected future cash flows including growth rates, discount rates, terminal values and other assumptions and estimates used to evaluate the recoverability of long-lived assets, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, stock-based compensation, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance.
Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Repligen Sweden AB, Repligen GmbH, Spectrum
®
LifeSciences LLC and its subsidiaries (“Spectrum”), C Technologies, Inc. (“C Technologies”), Engineered Molding Technology LLC (“EMT”),
Non-Metallic
Solutions, Inc. (“NMS”), ARTeSYN Biosolutions Holdings Ireland Limited (“ARTeSYN”) and Repligen Singapore Pte. Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year balances have changed to reflect current year presentation.
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
Revenue Recognition
We generate revenue from the sale of bioprocessing products, equipment devices, and related consumables used with these equipment devices to customers in the life sciences and biopharmaceutical industries. Under Accounting Standard Codification No. (“ASC”) 606, “
Revenue from Contracts with Customers,”
revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.
When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph
606-10-32-18,
the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2020.
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
Risks and Uncertainties
The Company evaluates its operations periodically to determine if any risks and uncertainties exist that could impact its operations in the near term. The Company does not believe that there are any significant risks that have not already been disclosed in the consolidated financial statements. A loss of certain suppliers could temporarily disrupt operations, although alternate sources of supply exist for these items. The Company has mitigated these risks by working closely with key suppliers, identifying alternate sources and developing contingency plans.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash on hand and on deposit. Highly liquid investments in money market mutual funds with an original maturity of three months or less are classified as cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Restricted cash represents cash that is restricted as to withdrawal or usage. There was no restriction on the Company’s cash balance as of December 31, 2020. In connection with the Company’s acquisition of C Technologies on May 31, 2019, cash was held and due to employees based on their continued employment with the Company one year after the date of the close of the acquisition. As of December 31, 2019, $9.0 million, which represented this amount due to employees, was carried as restricted cash on the Company’s consolidated balance sheet. Subsequently, during the second quarter of 2020, this $9.0 million was paid to employees.
The following is a summary of the Company’s cash, cash equivalents, and restricted cash total as presented in the Company’s consolidated statements of cash flows for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Cash and cash equivalents	$717,292	$528,392	$193,822
Restricted cash	—	9,015	—

Total cash, cash equivalents, and restricted cash	$717,292	$537,407	$193,822

There were no realized gains or losses on investments for the years ended December 31, 2020, 2019 and 2018.
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
As of December 31, 2020 and 2019, cash and cash equivalents on the Company’s consolidated balance sheets included $549.0 million and $415.6 million, respectively, in money market accounts. These funds are valued on a recurring basis using Level 1 inputs.
In July 2019, the Company issued $287.5 million aggregate principal amount of the Company’s 0.375% Convertible Senior Notes due July 15, 2024 (the “2019 Notes”). Interest is payable semi-annually in arrears on January 15 and July 15 of each year. The 2019 Notes will mature on July 15, 2024 unless earlier converted or repurchased in accordance with their terms. As of December 31, 2020, the carrying value of the 2019 Notes was $243.7 million, net of unamortized discount, and the fair value of the 2019 Notes was $501.0 million. The fair value of the 2019 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2019 Notes as of December 31, 2020. The 2019 Notes are discussed in more detail in Note 12,
“Convertible Senior Notes,”
to these consolidated financial statements.
There were no remeasurements to fair value during the year ended December 31, 2020 of financial assets and liabilities that are not measured at fair value on a recurring basis.
Allowance for credit losses
We establish an allowance for credit losses through a review of several factors, including historical collection experience, current aging status of the customer accounts, and current financial condition of our customers. Losses are charged against the allowance when the customer accounts are determined to be uncollectible.
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
A lease qualifies as a finance lease if any of the following criteria are met at the inception of the lease: (i) there is a transfer of ownership of the leased asset to the Company by the end of the lease term, (ii) the Company holds an option to purchase the leased asset that it is reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the leased asset, (iv) the present value of the sum of lease payments equals or exceeds substantially all of the fair value of the leased asset, or (v) the nature of the leased asset is specialized to the point that it is expected to provide the lessor no alternative use at the end of the lease term. All other leases are recorded as operating leases.
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
Certain of the Company’s operating leases where the Company is the lessee provide for minimum annual payments that increase over the life of the lease. Some of these leases include obligations to pay for other services, such as operations and maintenance. For leases of property, the Company accounts for these other services as a component of the lease. The aggregate minimum annual payments are expensed on the straight-line basis beginning when the Company takes possession of the property and extending over the term of the related lease, including renewal options when the exercise of the option is reasonably assured as an economic penalty may be incurred if the option is not exercised. The Company also accounts in its straight-line computation for the effect of any “rental holidays.”
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

Property, Plant & Equipment
Property, plant & equipment is recorded at cost less allowances for depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the asset as follows:

Classification	Estimated Useful Life
Buildings	Thirty years
Leasehold improvements	Shorter of the term of the lease or estimated useful life
Equipment	Three to twelve years
Furniture, fixtures and office equipment	Three to eight years
Computer hardware and software	Three to seven years or estimated useful life
Upon disposal of property, plant & equipment, the cost of the asset and the accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in our results of operations. Fully depreciated assets are not removed from the accounts until they are physically disposed of.
Certain systems development costs related to the purchase, development and installation of computer software developed or obtained for internal use are capitalized and depreciated over the estimated useful life of the related project. Costs incurred prior to the development stage, as well as maintenance, training costs, and general and administrative expenses are expensed as incurred.
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
A reconciliation of basic and diluted share amounts is as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(Amounts in thousands, except per share data)
Net income	$59,926	$21,411	$16,617

Weighted average shares used in computing net income per share - basic	52,554	48,343	43,767
Effect of dilutive shares:
Options and stock units	971	864	581
Convertible senior notes	367	—	1,123

Dilutive potential common shares	1,338	864	1,704

Weighted average shares used in computing net income per share - diluted	53,892	49,206	45,471

Earnings per share:
Basic	$1.14	$0.44	$0.38

Diluted	$1.11	$0.44	$0.37

At December 31, 2020, there were outstanding options to purchase 696,711 shares of the Company’s common stock at a weighted average exercise price of $43.88 per share and 665,540 shares of common stock issuable upon the vesting of stock units which include restricted stock units and performance stock units. For the year ended December 31, 2020, 98,048 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because they would have had an anti-dilutive effect.
At December 31, 2019, there were outstanding options to purchase 957,559 shares of the Company’s common stock at a weighted average exercise price of $30.81 per share and 734,984 shares of common stock issuable upon the vesting of stock units. For the year ended December 31, 2019, 104,316 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore, anti-dilutive.
At December 31, 2018, there were outstanding options to purchase 998,226 shares of the Company’s common stock at a weighted average exercise price of $27.54 per share and 705,413 shares of common stock issuable upon the vesting of stock units. For the year ended December 31, 2017, 479,854 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore, anti-dilutive.
As provided by the terms of the indenture underlying the senior convertible notes, the Company has a choice to settle the conversion obligation for the 2019 Notes in cash, shares or any combination of the two. The Company currently intends to settle the par value of the 2019 Notes in cash and any excess conversion premium in shares. The Company applies the provisions of ASC 260,
“Earnings Per Share”,
Subsection
10-45-44,
to determine the diluted weighted average shares outstanding as it relates to the conversion spread on its convertible notes. Accordingly, the par value of the 2019 Notes is not included in the calculation of diluted income per share, but the dilutive effect of the conversion premium is considered in the calculation of diluted net income per share using the treasury stock method. The dilutive impact of the 2019 Notes is based on the difference between the Company’s current period average stock price and the conversion price of the convertible notes, provided there is a premium. Pursuant to this accounting standard, there is no dilution from the accreted principal of the 2019 Notes. For the years ended December 31, 2020 and 2019, the dilutive effect of the conversion premium included in the calculation of diluted earnings was 366,534 shares and 1,123,139 shares, respectively. There was no dilutive effect of the conversion premium included in the calculation of diluted earnings per share for the year ended December 31, 2019.
Segment Reporting
The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company.

The following table represents product revenues by product line:

	For the Years Ended December 31,
	2020 (1)	2019 (2)	2018
	(Amounts in thousands)
Filtration products	$174,896	$119,534	$90,586
Chromatography products	73,551	64,635	45,326
Process analytics products	33,346	16,405	—
Proteins products	80,732	65,124	54,375
Other	3,611	4,399	3,604

Total product revenue	$366,136	$270,097	$193,891

(1)	2020 revenue for filtration products includes revenue related to EMT from July 13, 2020, NMS from October 20, 2020 and ARTeSYN from December 3, 2020.
(2)	2019 revenue for process analytics products includes revenue related to C Technologies from May 31, 2019 through December 31, 2019.
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
The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	For the Years Ended December 31,
	2020	2019	2018
Revenue by customers’ geographic locations:
North America	48%	51%	48%
Europe	38%	37%	40%
APAC/Other	14%	12%	12%

Total revenue	100%	100%	100%

The following table represents the Company’s total assets by geographic area:

	December 31,
	2020	2019
	(Amounts in thousands)
Total assets by geographic locations:
North America	$1,697,149	$1,260,217
Europe	188,698	133,599
APAC	17,040	6,297

Total assets by geographic location	$1,902,887	$1,400,113

The following table represents the Company’s long-lived assets by geographic area:

	December 31,
	2020	2019
	(Amounts in thousands)
Long-lived assets by geographic locations:
North America	$78,429	$66,756
Europe	12,918	6,775
APAC	1,272	869

Total long-lived assets by geographic location	$92,619	$74,400

Concentrations of Credit Risk and Significant Customers
Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings and credit exposure to any one issue, issuer (with the exception of U.S. Treasury obligations) and type of instrument is limited. At December 31, 2020 and 2019, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.
Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off
of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.
Revenue from significant customers that represent 10% or more of the Company’s total revenue is as follows:

	For the Years Ended December 31,
	2020	2019	2018
MilliporeSigma	11%	13%	15%
Cytiva (formerly GE Healthcare)	N/A	12%	15%
Significant accounts receivable balances representing 10% or more of the Company’s total trade accounts receivable and royalties and other receivable balances at December 31, 2020 and 2019, include the accounts receivable balance with Cytiva (formerly GE Healthcare), which represented 11% and 18%, respectively of the Company’s total trade accounts receivable and royalties and other receivable balances.
Business Combinations, Goodwill and Intangible Assets
Business Combinations
Total consideration transferred for acquisitions is allocated to the tangible and intangible assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets and deferred revenue. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, that the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of comprehensive income. Any excess of the fair value of the net tangible and intangible assets acquired over the purchase price is recognized in the consolidated statements of comprehensive income. The fair value of contingent consideration includes estimates and judgments made by management regarding the probability that future contingent payments will be made and the extent of royalties to be earned in excess of the defined minimum royalties. Management updates these estimates and the related fair value of contingent consideration at each reporting period. During the measurement period, these changes in the fair value of contingent consideration are recorded to goodwill. Subsequent to the end of the measurement period, they will be recorded in the consolidated statements of comprehensive income.
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
Goodwill
Goodwill is not amortized and is reviewed for impairment at least annually at the reporting unit level. As of December 31, 2018, the Company concluded that it operated as two reporting units and performed the 2018 goodwill impairment test using two reporting units. In 2019, the Company reorganized its reporting structure and changed the way the CODM views the Company’s operations and allocates its resources. Accordingly, the Company operates as one reporting unit as of the goodwill impairment measurement date of December 31, 2020. During the qualitative assessment of the Company’s one reporting unit during the 2020 goodwill impairment testing, it was determined that it was not more likely than not that its fair value was less than its carrying amount. As such, a quantitative impairment assessment was not required as of December 31, 2020. If an event occurs or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value, the Company will evaluate its goodwill for impairment between annual tests. There was no impairment to goodwill and therefore no impairment charge recorded for the year ended December 31, 2019.
Intangible Assets
Intangible assets with a definite life are amortized over their useful lives using the straight-line method and the amortization expense is recorded within cost of product revenue, research and development and selling, general and administrative expense in the consolidated statements of comprehensive income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its definite-lived intangible assets are recoverable at December 31, 2020.
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
Estimated forfeiture rates
– The Company has applied, based on an analysis of its historical forfeitures, annual forfeiture rates of 8% for awards granted to non-executive
level employees, 3% for awards granted to executive level employees and 0% for awards granted to non-employee
members of the Board of Directors to all unvested stock options as of December 31, 2020. The Company reevaluates this analysis periodically and adjusts these estimated forfeiture rates as necessary. Ultimately, the Company will only recognize an expense for those shares that vest.

Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2020, 2019 and 2018 was $0.3 million, $0.1 million and $0.2 million, respectively.
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
The amendments are effective on January 1, 2021. However, voluntary compliance with the final amendments was permitted in advance of the effective date. As a result of the 2020 acquisitions of EMT, NMS and ARTeSYN, the Company voluntarily adopted the amendments prior to their effective date and determined the acquired businesses are not significant subsidiaries and therefore no separate financial statements are required.
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
”
including the consideration of costs and benefits. The Company adopted ASU
2018-13
on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2020.
In August 2018, the FASB issued ASU
2018-15,
“Intangibles – Goodwill and Other –
Internal-Use
Software (Subtopic
350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.”
ASU
2018-15
aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software (and hosting arrangements that include an
internal-use
software license). The guidance also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The Company adopted ASU
2018-13
on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2020.
In June 2016, the FASB issued ASU
2016-13,
“
Financial Instruments-Credit Losses (Topic 326).”
ASU
2016-13
significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU
2016-13
replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments, including short-term trade receivables and contract assets, and expands disclosure requirements for credit quality of financial assets. The Company adopted ASU
2016-13
on January 1, 2020. The Company assessed all potential impacts that the adoption of this guidance has on its consolidated financial statements. Based on the composition of the Company’s investment portfolio, accounts receivable, current market conditions and historical credit loss activity, the adoption of ASU
2016-13
by the Company did not have a material impact on its consolidated financial position, results of operations or cash flows as of and for the year ended December 31, 2020. The Company continues to monitor processes and controls for indications of an adjustment for future economic conditions at quarterly and annual reporting periods. See Note 6,
“Credit Losses,”
below for more information on the Company’s adoption of ASC 326.
In November 2018, the FASB issued ASU
2018-18,
“Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.”
ASU
2018-18
clarifies the interaction between Topic 808,
“Collaborative Arrangements,”
and Topic 606,
“Revenue from Contracts with Customers,”
by making targeted improvements to GAAP for collaborative arrangements and providing guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. This includes improving comparability in the presentation of revenue for certain transactions between collaborative arrangement participants by allowing presentation of the units of account in collaborative arrangements that are within the scope of Topic 606 together with revenue accounted for under Topic 606. The Company adopted ASU
2018-13
on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2020.
In December 2019, the FASB issued ASU
2019-12,
“
Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.”
ASU
2019-12
simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, including, but not limited to, the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, the exceptions related to the recognition of a deferred tax liability related to an equity method investment and the exception to methodology for calculating income taxes in an interim period when a year-to-date
loss exceeds the anticipated loss for the year. The Company adopted ASU
2018-13
on January 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2020.
Recently Issued Accounting Standard Updates – Not Yet Adopted
In August 2020, the FASB issued ASU
2020-06,
“
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity
’
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

3.	Acquisitions
ARTeSYN Biosolutions Holdings Ireland Limited
On October 27, 2020, the Company entered into an Equity and Asset Purchase Agreement with ARTeSYN, a company organized under the laws of Ireland, Third Creek Holdings, LLC, a Nevada limited liability company, Alphinity, LLC, a Nevada limited liability company (“Alphinity”, and together with Third Creek Holdings, LLC the “Sellers”), and Michael Gagne, solely in his capacity as the representative of the Sellers, pursuant to which the Company acquired (i) all of the outstanding equity securities of ARTeSYN and (ii) certain assets from Alphinity related to the business of ARTeSYN (collectively, the “ARTeSYN Acquisition”) for approximately $200 million, comprised of approximately $130 million in cash to the Sellers and approximately $70 million in Repligen common stock to Third Creek. The transaction closed on December 3, 2020.
ARTeSYN is headquartered in Waterford, Ireland and conducts its operations in Ireland, the United States and Estonia. Its suite of single-use
solutions has been created with the goal of enabling “abundance in medicine” by allowing 10x greater efficiency in biologics manufacturing. The ARTeSYN team has created a number of solutions targeting the single-use
space from
single-use
valves with fully disposable valve liners, XO
®
skeletal supports, a hybrid small parts offering for
de-bottlenecking
traditional facilities, and fully automated SU process systems that have quickly become leading solutions in the bioprocessing industry. In addition to its single-use
solutions, ARTeSYN also engages in the manufacture of large-scale systems to be used for biologics manufacturing. ARTeSYN has established downstream processing leadership with a suite of state of the art single-use
systems for chromatography, filtration, continuous manufacturing and media/buffer prep workflows. In addition, the Company has integrated unique flow path assemblies utilizing Engineered Molding Technology LLC’s (“EMT”) silicone extrusion and molding technology, to deliver highly differentiated, low hold-up
volume systems that minimize product loss during processing.
Consideration Transferred
The ARTeSYN Acquisition was accounted for as a purchase of a business under ASC 805,
“Business Combinations”
. The ARTeSYN Acquisition was funded through payment of $130.7 million in cash, as well as issuance of 372,990 unregistered shares of the Company’s common stock totaling $69.4 million, contingent consideration of approximately $1.5 million, and settlement of preexisting invoices with Repligen of approximately $2.3 million, for a total purchase price of $204.0 million. Under the acquisition method of accounting, the assets acquired and liabilities assumed of ARTeSYN were recorded as of the acquisition date, at their respective fair values, and consolidated with those of Repligen. The fair value of the net tangible assets acquired is estimated to be $7.9 million, the fair value of the intangible assets acquired is estimated to be $67.4 million, and the residual goodwill is estimated to be $128.7 million. The estimated consideration and preliminary purchase price information has been prepared using a preliminary valuation. The final purchase price allocation will be completed upon payment of final consideration for working capital and other adjustments. The final allocation may include changes to: (1) deferred revenue; (2) inventory; (3) deferred tax liabilities, net; (4) allocations to intangible assets such as tradenames, developed technology and customer relationships as well as goodwill; (5) final consideration paid related to working capital adjustments; and (6) other assets and liabilities.
The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that Repligen believes to be reasonable. However, actual results may differ from these estimates.
Total consideration transferred is as follows (amounts in thousands):

Cash consideration	$130,713
Equity consideration	69,422
Contingent consideration	1,548
Settlement of preexisting liabilities	2,310

Fair value of net assets acquired	$203,993

Acquisition related costs are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred $4.0 million in transaction costs associated with the ARTeSYN acquisition in 2020. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of comprehensive income.
The consideration transferred includes $1.5 million
related to consideration that was deferred at the acquisition date, with payment to the Sellers contingent upon recognizing revenue on a large-scale system within 120 days of the acquisition date. This consideration is recorded at its estimated fair value as of the acquisition date, which includes the assumption of high probability of such revenue being recognized. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of comprehensive income.
Fair Value of Net Assets Acquired
The preliminary allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, based on the preliminary valuation. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from December 3, 2020). Any such revision or changes may be material.

The components and estimated allocation of the purchase price consists of the following amounts (amounts in thousands):

Cash and cash equivalents	$2,982
Accounts receivable	4,811
Inventory	8,592
Prepaid expenses and other current assets	5,561
Property and equipment	1,836
Operating lease right of use asset	1,611
Other noncurrent assets	26
Customer relationships	38,400
Developed technology	27,060
Trademark and tradename	1,630
Non-competition agreements	300
Goodwill	128,658
Accounts payable	(2,161)
Accrued liabilities	(8,856)
Deferred revenue	(3,583)
Deferred tax liabilities, net	(1,240)
Notes payable	(24)
Operating lease liability	(417)
Operating lease liability, long-term	(1,193)

Fair value of net assets acquired	$203,993

Acquired Goodwill
The goodwill of $128.7 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.
Intangible Assets
The following table sets forth the components of the identified intangible assets associated with the ARTeSYN Acquisition and their estimated useful lives:

	Useful life	Fair Value
		(Amounts in thousands)
Customer relationships	17 years	$38,400
Developed technology	15 years	27,060
Trademark and tradename	21 years	1,630
Non-competition agreements	3 years	300

		$67,390

The preliminary purchase price allocation is subject to adjustment as purchase accounting is finalized. The final purchase price allocation will be determined upon completion of final valuation analysis, and the fair value allocation of assets acquired and liabilities assumed could differ materially from the preliminary valuation analysis. The final allocation may include changes to: (1) deferred revenue; (2) inventory; (3) deferred tax liabilities, net; (4) allocations to intangible assets such as tradenames, developed technology and customer relationships as well as goodwill; (5) final consideration paid related to working capital adjustments; and (6) other assets and liabilities.

Non-Metallic
Solutions, Inc.
On October 15, 2020, the Company executed a Stock Purchase Agreement with
Non-Metallic
Solutions, Inc. (“NMS”), a Massachusetts corporation, and each of William Malloneé and Derek Masser, the legal and beneficial owners of NMS, to purchase NMS, which transaction subsequently closed on October 20, 2020 (the “NMS Acquisition”).
NMS, headquartered in Auburn, Massachusetts, is a manufacturer of fabricated plastics, custom containers, and related assemblies and components used in the manufacturing of biologic drugs. The acquisition of NMS allows Repligen to expand its line of single-use
systems and associated integrated flow path assemblies, streamline the supply chain for current products, and gives the Company more flexibility to scale and expand single-use
and systems portfolios.
Consideration Transferred
The NMS Acquisition was accounted for as a purchase of a business under ASC 805,
“
Business Combinations.
”
Total consideration paid was $16.2 million, which included $1.3 million deposited into an escrow account against which the Company may make claims for indemnification. As disclosed in the Quarterly Report on Form
10-Q
for the period ended June 30, 2020, the Company voluntarily adopted the amendments to financial disclosure requirements around the significance tests in the “significant subsidiaries” definition in Rule
1-02(w),
Securities Act Rule 405, and Exchange Act Rule
12b-2.
As a result, the Company determined that NMS is not a significant subsidiary and therefore no separate financial statements are required. The fair value of the net tangible assets acquired is estimated to be approximately $0.9 million, the fair value of the intangible assets acquired is estimated to be $8.5 million, and the residual goodwill is estimated to be approximately $6.8 million. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company incurred $0.2 million of acquisition-related costs associated with the NMS Acquisition in 2020. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of comprehensive income.
Fair Value of Net Assets Acquired
The preliminary allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, based on the preliminary valuation. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from October 20, 2020).

The components and estimated allocation of the purchase price consist of the following amounts (amounts in thousands):

Cash and cash equivalents	$1,163
Accounts receivable	415
Inventory	334
Prepaid expenses and other current assets	13
Property and equipment	73
Operating lease right of use asset	194
Customer relationships	6,370
Developed technology	1,810
Trademark and tradename	190
Non-competition agreements	90
Goodwill	6,784
Deferred tax assets	24
Accounts payable	(96)
Accrued liabilities	(999)
Operating lease liability	(136)
Operating lease liability, long-term	(59)

Fair value of net assets acquired	$16,170

Acquired Goodwill
The goodwill of $6.8 million represents future economic benefits expected to arise from anticipated synergies from the integration of NMS. These synergies include certain cost savings, operating efficiencies and other strategic benefits projected to be achieved as a result of the NMS Acquisition. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.
Intangible Assets
The following table sets forth the components of the identified intangible assets associated with the NMS Acquisition and their estimated useful lives:

	Useful life	Fair Value
		(Amounts in thousands)
Customer relationships	14 years	$6,370
Developed technology	12 years	1,810
Trademark and tradename	15 years	190
Non-competition agreements	3 years	90

		$8,460

Engineered Molding Technology LLC
On July 13, 2020, the Company completed the acquisition of 100% of the membership interests of EMT, a New York limited liability company, pursuant to a Membership Interest Purchase Agreement, dated June 26, 2020, by and among the Company, EMT, and each of Michael Pandori and Todd Etesse, the legal and beneficial owners of EMT (such acquisition, the “EMT Acquisition”).
EMT, headquartered in Clifton Park, New York, is an innovator and manufacturer of single-use
silicone assemblies and components used in the manufacturing of biologic drugs. EMT’s standard and custom molding as well as their over-molded connectors and silicone tubing products are key components in single-use
filtration and chromatography systems. EMT’s products will complement and expand Repligen’s single-use
product offerings.
Consideration Transferred
The EMT Acquisition was accounted for as a purchase of a business under ASC 805,
“Business Combinations”.
Total consideration paid was $28.5 million, which included $2.2 million deposited into an escrow account against which the Company may make claims for indemnification. Under the acquisition method of accounting, the net assets of EMT were recorded as of the acquisition date, at their respective fair values, and consolidated with those of Repligen. The fair value of the net tangible assets acquired is estimated to be approximately $1.5 million, the fair value of the intangible assets acquired is estimated to be $14.4 million, and the residual goodwill is estimated to be approximately $12.6 million. The estimated consideration and preliminary purchase price information have been prepared using a preliminary valuation. The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that Repligen believes to be reasonable. However, actual results may differ from these estimates.
Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred $1.2 million of acquisition related costs associated with the EMT Acquisition in 2020. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of comprehensive income.
Fair Value of Net Assets Acquired
The preliminary allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, based on the preliminary valuation. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from July 13, 2020). Any such revisions or changes may be material. The components and allocation of the purchase price consist of the following amounts (amounts in thousands):

Cash and cash equivalents	$69
Accounts receivable	1,057
Inventory	449
Prepaid expenses and other current assets	7
Property and equipment	472
Operating lease right of use assets	1,050
Customer relationships	11,080
Developed technology	2,910
Trademark and tradename	320
Non-compete agreements	50
Goodwill	12,585
Accounts payable	(283)
Accrued liabilities	(202)
Operating lease liability	(211)
Operating lease liability, long-term	(839)

Fair value of net assets acquired	$28,514

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

		$14,360

Revenue, Net Income and Pro Forma Presentation
The Company has included the operating results of our 2020 acquisitions of ARTeSYN, NMS and EMT in its consolidated statements of comprehensive income since their respective acquisition dates. The Company does not consider these acquisitions to be material to its consolidated statements of comprehensive income and therefore has not included pro forma results.
C Technologies
On May 31, 2019, Repligen acquired C Technologies, pursuant to the terms of a Stock Purchase Agreement (the “Agreement”), by and among Repligen, C Technologies and Craig Harrison, an individual and sole stockholder of C Technologies (such acquisition, the “C Technologies Acquisition”).
Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred $4.0 million in transaction costs in 2019. The transaction costs are included in selling, general and administrative expenses in the consolidated statements of comprehensive income. In connection with the transaction, an additional $9.0 million was paid to employees during the second quarter of 2020, based on their continued employment with the Company one year after the date of the close of the C Technologies Acquisition. The Company has recognized $3.7 million of compensation expense associated with this amount due to employees in 2020 and has recognized $9.0 million of compensation expense associated with this amount due since the C Technologies Acquisition.
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

Acquired Goodwill
The goodwill of $142.3 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes. Pursuant to the Company’s business combination accounting policy included in Note 2,
“Summary of Significant Accounting Policies – Business Combinations, Goodwill and Intangible Assets,”
the Company recorded goodwill adjustments for the effects on goodwill of changes to net assets acquired during the period that such change is identified, provided that any such change is within the measurement period (up to one year from the date of the acquisition). In March 2020, the Company recorded an adjustment to goodwill of $0.3 million related to additional state income tax liabilities to be paid by the seller, which were incurred from the Company’s finalized 338(h)(10) tax election.
Revenue, Net Income and Pro Forma Presentation
The Company recorded revenue from C Technologies of $16.4 million from May 31, 2019, the date of acquisition, to December 31, 2019. The Company recorded a net loss from C Technologies’ results of operations of $7.4 million from May 31, 2019 to December 31, 2019. The Company has included the operating results of C Technologies in its consolidated statements of comprehensive income since the May 31, 2019 acquisition date. The following pro forma financial information presents the combined results of operations of Repligen and C Technologies as if the acquisition had occurred on January 1, 2019 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the C Technologies Acquisition, factually supportable and have a recurring impact. These pro forma adjustments include amortization expense on the acquired identifiable intangible assets, adjustments to stock-based compensation expense for equity compensation issued to C Technologies employees and the income tax effect of the adjustments made. In addition, acquisition-related transaction costs and an accounting adjustment to record inventory at fair value were excluded from pro forma net income in 2019.
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
The following pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on January 1, 2019 or of future results (amounts in thousands, except per share data):

	December 31,
	2019	2018
Total revenue	$279,434	$217,739
Net income	$23,394	$21,195
Earnings per share:
Basic	$0.48	$0.44

Diluted	$0.48	$0.43

4.	Leases
The Company is a lessee under leases of manufacturing facilities, office spaces, machinery, certain office equipment and vehicles. A majority of the Company’s leases are operating leases with remaining lease terms between one month and 10 years. Finance leases are immaterial to the Company’s consolidated financial statements. The Company determines if an arrangement qualifies as a lease and what type of lease it is at inception. The Company elected the package of practical expedients permitted under the transition guidance within the new lease standard, which among other things, allowed it to continue to account for existing leases based on the historical lease classification. The Company also elected the practical expedients to combine lease and non-lease
components and to exclude right of use assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet.
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
As of December 31, 2020 and 2019, operating lease right of use assets were $25.2 million and $25.7 million, respectively and operating lease liabilities were $31.7 million and $30.6 million, respectively. The Company acquired EMT, NMS and ARTeSYN in 2020 and entered into a number of automobile leases among others. As a result, the operating right of use asset and operating lease liability balances increased by a total of $3.0 million in 2020 on their commencement dates. On July 7, 2020, the Company entered into a First Amendment to the current lease agreement associated with our Marlborough, Massachusetts facility, to expand the existing premises by 66,939 square feet and in December 2020, the Second Amendment to the current lease agreement was signed
,
changing the commencement date of the expansion lease from April 1, 2021 to January 1, 2021. As a result, the operating right of use asset and operating lease liability balances increased by a total of approximately $2.8 million. Amounts related to financing leases were immaterial. The maturities of the Company’s operating lease liabilities as of December 31, 2020 are as follows (amounts in thousands):

As of December 31, 2020	Amount
2021	$7,007
2022	5,732
2023	4,614
2024	4,162
2025	3,653
2026 and thereafter	12,949

Total future minimum lease payments	38,117
Less: amount of lease payment representing interest	6,438

Total operating lease liabilities	$31,679

Total operating lease liabilities included on the Company’s consolidated balance sheet are as follows (amounts in thousands):

	December 31,
	2020	2019
Operating lease liability	$5,254	$3,557
Operating lease liability, long-term	26,425	26,995

Minimum operating lease payments	$31,679	$30,552

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. For the year ended December 31, 2020 and 2019, total lease cost is comprised of the following:

	For the Years Ended December 31,
Lease Cost	2020	2019
	(Amounts in thousands)
Operating lease cost	$5,645	$4,480
Variable operating lease cost	2,033	1,480

Lease cost	$7,678	$5,960

The following information represents supplemental disclosure for the consolidated statements of cash flows related to operating leases (amounts in thousands):

	For the Years Ended December 31,
	2020	2019
Operating lease cost	$(5,647)	$(4,004)
Most of the leases do not provide implicit interest rates and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on lease term and currency in which the lease payments are made.
The weighted average remaining lease term and the weighted average discount rate used to measure the Company’s operating lease liabilities as of December 31, 2020 were:

Weighted average remaining lease term (years)	7.19
Weighted average discount rate	4.90%

5.	Revenue Recognition
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
Disaggregation of Revenue
Revenue for the years ended December 31, 2020, 2019 and 2018 was as follows (amounts in thousands, except percentages):

	For the Years Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Product revenue	$366,136	$270,097	$193,891
Royalty and other income	124	148	141

Total revenue	$366,260	$270,245	$194,032

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
above.
Revenue from significant customers that represent 10% or more of the Company’s total revenue is as follows (amounts in thousands):

	For the Years Ended December 31,
	2020	2019	2018
MilliporeSigma	$39,511	$36,190	$29,843
Cytiva (formerly GE Healthcare)	N/A	$31,441	$29,616
Filtration Products
The Company’s filtration products generate revenue through the sale of KrosFlo
®
hollow fiber TFF systems, TangenX
®
flat sheet cassettes, Spectrum
®
hollow fiber filters, membranes and modules, XCell ATF
®
systems and related consumables. Supporting our systems, we also sell ProConnex
®
single-use
flow path assemblies and custom silicone-based,
single-use
flow path assemblies and components from EMT, NMS and ARTeSYN, three acquisitions completed in 2020.
The Company’s KrosFlo systems are used in the filtration, isolation, purification and concentration of biologics and diagnostic products. TFF is a rapid and efficient method for separation and purification of biomolecules that is widely used in laboratory, process development and process scale applications in biopharmaceutical manufacturing. Sales of large-scale systems generally include components and consumables as well as training and installation services at the request of the customer. Because the initial sale of components and consumables is necessary for the operation of the system, such items are combined with the systems as a single performance obligation. Training and installation services do not significantly modify or customize these systems and therefore represent a distinct performance obligation.
The Company’s TangenX flat sheet cassettes (SIUS
®
, SIUS Gamma
®
and PRO) are not highly interdependent on one another and are therefore considered distinct products that represent separate performance obligations. Product revenue from the sale of TangenX flat sheet cassettes is generally recognized at a point in time upon transfer of control of the customer.
The Company’s other filtration product offerings are not highly interdependent of one another and are therefore considered distinct products that represent separate performance obligations. Revenue on these products is generally recognized at a point in time upon transfer of control to the customer. The Company invoices the customer for the installation and training services in an amount that directly corresponds with the value to the customer of the Company’s performance to date; therefore, revenue recognized is based on the amount billable to the customer in accordance with the practical expedient under ASC
606-10-55-18.
The Company also markets the XCell ATF system, a technologically advanced filtration device used in upstream processes to continuously remove cellular metabolic waste products during the course of a fermentation run, freeing healthy cells to continue producing the biologic drug of interest. XCell ATF systems typically include a filtration system and consumables (i.e., tubing sets, metal stands) as well as training and installation services at the request of the customer. The filtration system and consumables are considered distinct products and therefore represent separate performance obligations. First time purchasers of the systems typically purchase a controller that is shipped with the tubing set(s) and metal stand(s). The controller is not considered distinct as it is a proprietary product that is highly interdependent with the filtration system; therefore, the controller is combined with the filtration system and accounted for as a single performance obligation. The training and installation services do not significantly modify or customize the XCell ATF system and therefore represent a distinct performance obligation. XCell ATF system product revenue related to the filtration system (including the controller if applicable) and consumables is generally recognized at a point in time upon transfer of control to the customer. XCell ATF system service revenue related to training and installation services is generally recognized over time, as the customer simultaneously receives and consumes the benefits as the Company performs. The Company invoices the customer for the installation and training services in an amount that directly corresponds with the value to the customer of the Company’s performance to date; therefore, revenue recognized is based on the amount billable to the customer in accordance with the practical expedient under ASC
606-10-55-18.
On July 13, 2020, the Company completed the EMT Acquisition and added EMT’s silicone-based, single-use
components and manifolds to its filtration franchise. These products are key components in single-use
filtration and chromatography systems and will help expand its line of single-use
ProConnex flow paths, streamline its supply chain for ATF and provide more flexibility as the Company scales and expands its single-use
and systems portfolios.
On October 20, 2020, the Company completed the NMS Acquisition and added their fabricated plastics, custom containers and related assemblies and components to its filtration franchise. These products will complement and expand Repligen’s single-use
product offerings.
On December 3, 2020, the Company completed the ARTeSYN Acquisition and added its suite of single-use
solutions with the goal of enabling “abundance of medicine” by allowing ten times greater efficiency in biologics manufacturing.

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
end-users
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
Transaction Price Allocated to Future Performance Obligations
Remaining performance obligations represent the transaction price of contracts for which work has not been performed or has been partially performed. The Company’s future performance obligations relate primarily to the installation and training of certain of its systems sold to customers. These performance obligations are completed within one year of receipt of a purchase order from its customers. Accordingly, the Company has elected to not disclose the value of these unsatisfied performance obligations as provided under ASC
606-10-50-14.

Contract Balances from Contracts with Customers
The following table provides information about receivables and deferred revenue from contracts with customers as of December 31, 2020 (amounts in thousands):

	2020	2019
Balances from contracts with customers only:
Accounts receivable	$71,257	$43,068
Deferred revenue (included in accrued liabilities in the consolidated balance sheets)	$15,318	$5,005
Revenue recognized during years presented relating to:
The beginning deferred revenue balance	$3,361	$833
Changes in pricing related to products or services satisfied in previous periods	—	—
The timing of revenue recognition, billings and cash collections results in the accounts receivable and deferred revenue balances on the Company’s consolidated balance sheets.
A contract asset is created when the Company satisfies a performance obligation by transferring a promised good to the customer. Contract assets may represent conditional or unconditional rights to consideration. The right is conditional, and recorded as a contract asset if the Company must first satisfy another performance obligation in the contract before it is entitled to payment from the customer. Contract assets are transferred to billed receivables once the right becomes unconditional. If the Company has the unconditional right to receive consideration from the customer, the contract asset is accounted for as a billed receivable and presented separately from other contract assets. A right is unconditional if nothing other than the passage of time is required before payment of that consideration is due.
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
Applying the practical expedient in paragraph
340-40-25-4,
the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses in our consolidated statement of comprehensive income. When shipping and handling costs are incurred after a customer obtains control of the products, the Company accounts for these as costs to fulfill the promise and not as a separate performance obligation.

6.	Credit Losses
Effective January 1, 2020, the Company adopted ASU
2016-13,
“Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,”
prospectively. ASU
2016-13
replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The guidance requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due. Upon adoption, changes in the allowance were not material for the transition period starting January 1, 2020 through December 31, 2020.

The Company is exposed to credit losses primarily through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers’ trade accounts receivable. Customers are pooled based on sharing specific risk factors, including geographic location. Due to the short-term nature of such receivables, the estimated accounts receivable that may not be collected is based on aging of the accounts receivable balances.
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
The accounts receivable balance on the Company’s consolidated balance sheet as of December 31, 2020 was $71.3 million, net of $0.8 million of allowances. The following table provides a roll-forward of the allowance for credit losses in 2020 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (amounts in thousands):

2020
Balance at January 1, 2020	$(525)
Current period change for expected credit losses	(133)

Balance at March 31, 2020	$(658)
Current period change for write-offs	37
Current period change for expected credit losses	83

Balance at June 30, 2020	$(538)
Current period change for expected credit losses	(83)

Balance at September 30, 2020	$(621)
Current period change for write-offs	65
Current period change for expected credit losses	(206)

Balance at December 31, 2020	$(762)

7.	Goodwill and Intangible Assets
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table represents the changes in the carrying value of goodwill for the years ended December 31, 2020 and 2019 (amounts in thousands):

Balance as of December 31, 2018	$326,735
Acquisition of C Technologies	142,021
Cumulative translation adjustment	(343)

Balance as of December 31, 2019	$468,413
Measurement period adjustment - C Technologies	293
Acquisition of EMT	12,585
Acquisition of NMS	6,784
Acquisition of ARTeSYN	128,658
Cumulative translation adjustment	1,572

Balance as of December 31, 2020	$618,305

During each of the fourth quarters of 2020, 2019 and 2018, the Company completed its annual impairment assessments and concluded that goodwill was not impaired in any of those years.
Intangible Assets
Intangible assets with a definitive life are amortized over their useful lives using the straight-line method, and the amortization expense is recorded within cost of product revenue and selling, general and administrative expense in the Company’s consolidated statements of comprehensive income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its definite-lived intangible assets are recoverable at December 31, 2020.
Indefinite-lived intangible assets are tested for impairment at least annually. There has been no impairment of our intangible assets for the periods presented.

Intangible assets, net consisted of the following at December 31, 2020:

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$114,217	$(14,444)	$99,773	17
Patents	240	(240)	—	8
Customer relationships	217,790	(37,333)	180,457	16
Trademarks	5,893	(541)	5,352	20
Other intangibles	2,142	(1,324)	818	3

Total finite-lived intangible assets	340,282	(53,882)	286,400	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—

Total intangible assets	$340,982	$(53,882)	$287,100

Intangible assets consisted of the following at December 31, 2019:

	December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$82,169	$(9,669)	$72,500	19
Patents	240	(240)	—	8
Customer relationships	160,825	(25,642)	135,183	15
Trademarks	3,752	(333)	3,419	20
Other intangibles	1,697	(947)	750	3

Total finite-lived intangible assets	248,683	(36,831)	211,852	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—

Total intangible assets	$249,383	$(36,831)	$212,552

Amortization expense for finite-lived intangible assets was $16.1 million, $13.6 million and $10.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the Company expects to record the following amortization expense (amounts in thousands):

For the Years Ended December 31,	Estimated Amortization Expense
2021	$20,767
2022	20,765
2023	20,648
2024	20,080
2025	19,813
2026 and thereafter	184,327

Total	$286,400

8.	Consolidated Balance Sheet Detail
Inventories, net
Inventories, net consists of the following:

	December 31,
	2020	2019
	(Amounts in thousands)
Raw materials	$48,746	$29,328
Work-in-process	8,084	8,360
Finished products	38,195	17,144

Total inventories, net	$95,025	$54,832

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
	2020	2019
	(Amounts in thousands)
Equipment maintenance and services	$4,601	$1,662
Prepaid income taxes	2,649	2,719
Prepaid insurance	1,936	80
Other	9,490	1,456

Total prepaid expenses and other current assets	$18,676	$5,917

Property, Plant and Equipment
Property, plant and equipment consist of the following:

	December 31,
	2020	2019
	(Amounts in thousands)
Land	$1,023	$1,023
Buildings	1,007	764
Leasehold improvements	31,331	23,905
Equipment	43,072	36,257
Furniture, fixtures and office equipment	8,714	6,312
Computer hardware and software	15,397	8,810
Construction in progress	14,927	6,707
Other	455	56

Total property, plant and equipment	115,926	83,834
Less - Accumulated depreciation	(49,056)	(35,379)

Total property, plant and equipment, net	$66,870	$48,455

Depreciation expense totaled $10.9 million, $7.3 million and $5.2 million in the fiscal years ended December 31, 2020, 2019 and 2018, respectively.
Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,
	2020	2019
	(Amounts in thousands)
Employee compensation	$20,288	$19,850
Income taxes payable	1,423	3,874
Royalty and license fees	466	123
Warranties	1,576	1,500
Professional fees	1,425	1,081
Deferred revenue	15,318	5,005
Other	12,589	1,898

Total accrued liabilities	$53,085	$33,331

9.	Income Taxes
The components of income before income taxes are as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Domestic	$27,545	$(5,432)	$(73)
Foreign	31,672	31,583	21,509

Income before income taxes	$59,217	$26,151	$21,436

The components of the income tax provision are as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Components of the income tax (benefit) provision:
Current	$5,193	$8,290	$4,354
Deferred	(5,902)	(5,287)	465
Equity	—	1,737	—

Total	$(709)	$4,740	$4,819

Jurisdictional components of the income tax (benefit) provision:
Federal	$(4,741)	$(965)	$(393)
State	(3,011)	(1,764)	718
Foreign	7,043	7,469	4,494

Total	$(709)	$4,740	$4,819

During 2020, the Company generated $4.0 million in federal net operating losses and $1.1 million in state net operating losses. At December 31, 2020, the
Company had federal net operating loss carryforwards of
$2.9 million and state net operating loss carryforwards of $3.5 million. The federal net operating loss carryforwards do not expire while the state net operating loss carryforwards will expire at various dates through December 2040.

At December 31, 2020, the Company had federal business tax credits carryforwards of $6.2 million and state business tax credits carryforwards of $3.2 million available to reduce future domestic income taxes. The business tax credit carryforwards will expire at various dates through December 2040. The net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant stockholders.

The components of deferred income taxes are as follows:

	December 31,
	2020	2019
	(Amounts in thousands)
Deferred tax assets:
Temporary timing differences:
Stock-based compensation expense	$3,320	$2,922
Operating leases	7,257	7,295
Accrued bonus	25	1,379
Other	5,749	4,994

Total temporary timing differences	16,351	16,590
Net operating loss carryforwards	1,539	221
Tax business credits carryforwards	5,553	924

Total deferred tax assets	23,443	17,735
Less: valuation allowance	(727)	(6)

Net deferred tax assets	22,716	17,729
Deferred tax liabilities:
Goodwill	(1,487)	(1,288)
Fixed assets	(4,233)	(1,650)
Acquired intangible assets	(27,152)	(24,605)
Operating lease right of use assets	(5,744)	(6,144)
Conversion option on convertible notes	(8,651)	(11,066)

Total deferred tax liabilities	(47,267)	(44,753)

Total net deferred tax liabilities	$(24,551)	$(27,024)

The net change in the total valuation allowance for the year ended December 31, 20
20
 and 201
9
 was an increase of $0.7 million and a decrease of $0.1 million, respectively.

The reconciliation of the federal statutory rate to the effective income tax rate for the years ended December 31, 2020, 2019 and 2018 is as follows:

	For the Years Ended December 31,
	2020		2019		2018
	Amount	%	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Income before income taxes	$59,217		$26,151		$21,436

Expected tax at statutory rate	12,436	21.0%	5,492	21.0%	4,502	21.0%
Adjustments due to:
Difference between U.S. and foreign tax	618	1.0%	436	1.7%	345	1.6%
State income and franchise tax	133	0.2%	(179)	(0.7%)	91	0.4%
Business tax credits	(4,660)	(7.9%)	(2,746)	(10.5%)	(1,760)	(8.2%)
Permanent differences:
Stock-based compensation expense	(9,243)	(15.6%)	(1,877)	(7.2%)	(1,213)	(5.7%)
U.S. taxation of foreign earnings	51	0.1%	2,227	8.5%	2,190	10.2%
Executive compensation	1,401	2.4%	841	3.2%	367	1.7%
Other	896	1.5%	92	0.4%	97	0.5%
Change in U.S. federal tax rates	(2,192)	(3.7%)	—	0.0%	—	0.0%
Change in U.S. state tax rates	(708)	(1.2%)	—	0.0%	748	3.5%
Change in Netherlands tax rate	250	0.4%	(193)	(0.7%)	(388)	(1.8%)
Transition tax	—	0.0%	—	0.0%	(1,338)	(6.2%)
Uncertain tax provisions	(168)	(0.3%)	1,069	4.1%	1,021	4.8%
Change in valuation allowance	(12)	(0.0%)	(125)	(0.5%)	125	0.6%
Return to provision adjustments	(89)	(0.2%)	(79)	(0.3%)	33	0.2%
Other	578	1.0%	(218)	(0.8%)	(1)	(0.1%)

Income tax provision	$(709)	(1.2%)	$4,740	18.1%	$4,819	22.5%

The Company’s tax returns are subject to examination by federal, state and foreign tax authorities. The Company’s two major tax jurisdictions are subject to examination for the following periods:

Jurisdiction	Fiscal Years Subject to Examination
United States - federal and state	2017-2020
Sweden	2013-2020

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	For the Years Ended December 31,
	2020	2019
	(Amounts in thousands)
Balance of gross unrecognized tax benefits, beginning of period	$3,422	$2,852
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	154	602
Gross amounts of decreases in unrecognized tax benefits as a result of tax positions taken in the prior period	(337)	(16)
Gross amounts of decrease due to release	(39)	(16)

Balance of gross unrecognized tax benefits, end of period	$3,200	$3,422

Included in the balance of unrecognized tax benefits as of December 31, 2020 are $3.1 million of tax benefits that, if recognized, would affect the effective tax rate. The Company classifies interest and penalties related to income taxes as components of its income tax provision. The amount of interest and penalties recorded in the accompanying consolidated statements of comprehensive income was approximately $17,000, $5,000 and $1,000 for the years ended December 31, 2020, 2019 and 2018, respectively. The amount of interest and penalties recorded in the accompanying consolidated balance sheets was approximately $58,000 and $41,000 as of December 31, 2020 and 2019, respectively. The Company does not anticipate the amount of unrecognized tax benefits to change over the next twelve months.
On March 27, 2020, President Trump signed the $2.2 trillion bipartisan Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act, the third congressional bill to address
COVID-19,
provides for loans and other benefits to businesses, expanded unemployment insurance, direct payments to those with middle-income and below wages, new appropriations funding for healthcare and other priorities, and tax changes, including deferrals of employer payroll tax liabilities, coupled with an employee retention tax credit and rollbacks of TCJA limitations on net operating losses (“NOLs”) and the Section 163(j) business interest limitation and a TCJA technical correction on qualified improvement property. The Company evaluated the provisions of the CARES Act and no provision had a material effect on the Company’s financial position or results of operations at December 31, 2020 and for the year then ended.
The Company is subject to a territorial tax system under the Tax Cuts and Jobs Act (“TCJA”) enacted in December 2017 (the “2017 Tax Act”), in which the Company is required to provide for tax on Global Intangible
Low-Taxed
Income (“GILTI”) earned by certain foreign subsidiaries. The Company has adopted an accounting policy to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense.
The Company also considered the impact of the newly issued tax regulations in recording its income tax accounts for the year ending December 31, 2020 which reduced the foreign earnings subject to taxation under the GILTI provisions for the year ended December 31, 2018 and prospectively.
As of December 31, 2020, the Company has accumulated undistributed earnings generated by its foreign subsidiaries of approximately $113.1 million. Because $58.0 million of such earnings have previously been subject to the one-time
transition tax on foreign earnings required by the 2017 Tax Act, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to foreign and state taxes. At December 31, 2020, the Company has not provided for taxes on outside basis differences of its foreign subsidiaries, as the Company has the ability and intent to indefinitely reinvest the undistributed earnings of its foreign subsidiaries, and there are no needs for such earnings in the United States that would contradict its plan to indefinitely reinvest.
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

10.	Stockholders’ Equity
Public Offerings of Common Stock
On December 8, 2020, the Company completed a public offering in which 1,725,000 shares of its common stock, including the underwriters’ exercise in full of an option to purchase an additional 225,000 shares, were sold to the public at a price of $181.00 per share (the “December Stock Offering”). The net proceeds of the December Stock Offering, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $297.8 million.
On July 19, 2019, the Company completed a public offering in which 1,587,000 shares of its common stock, including the underwriters’ exercise in full of an option to purchase an additional 207,000 shares, were sold to the public at a price of $87.00 per share (the “July Stock Offering”). The net proceeds of the Stock Offering, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company, were approximately $131.1 million.
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
Stock Option and Incentive Plans
At the Company’s 2018 Annual Meeting of Stockholders held on May 16, 2018, the Company’s shareholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”). Under the 2018 Plan the number of shares of the Company’s common stock that are reserved and available for issuance shall be 2,778,000 plus the number of shares of common stock available for issuance under the Company’s Amended and Restated 2012 Stock Option and Incentive Plan (the “2012 Plan”). The shares of common stock underlying any awards under the 2018 Plan, 2012 Plan and the Second Amended and Restated 2001 Repligen Corporation Stock Plan (the “2001 Plan,” and together with the 2018 Plan and 2012 Plan, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At December 31, 2020, 2,306,943 shares were available for future grants under the 2018 Plan.

Stock-Based Compensation
The Company recorded stock-based compensation expense of $17.0 million, $12.8 million and $10.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, for share-based awards granted under the Plans. The following table presents stock-based compensation expense in the Company’s consolidated statements of comprehensive income:

	For the Years Ended December 31,
	2020	2019	2018
	(Amounts in thousands)
Cost of product revenue	$1,929	$1,368	$1,019
Research and development	1,534	1,373	917
Selling, general and administrative	13,544	10,106	8,256

Total stock-based compensation	$17,007	$12,847	$10,192

The 2018 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Except for the grant to the Company’s Chief Executive Officer (“CEO”) in 2018 mentioned below, employee grants under the Plans generally vest over a three- to five-year period, with
20%-33%
vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee
directors and consultants under the Plans generally vest over one year. In the first quarter of 2018, to create a longer-term retention incentive, the Company’s Compensation Committee granted long-term incentive compensation awards to its CEO which consisted of both stock options and restricted stock units that are subject to time-based vesting over nine years. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At December 31, 2020, options to purchase 696,711 shares and 665,540 stock units were outstanding under the Plans.
The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards on the grant date, and the Company uses the value of the common stock as of the grant date to value RSUs. The Company measures stock-based compensation costs at the grant date based on the estimated fair value of the award. The Company recognizes expense on awards with service-based vesting over the employee’s requisite service period on a straight-line basis. The Company has issued performance stock units to certain employees which are tied to the achievement of certain Company financial goal metrics and the passage of time. Finally, during 2020, the Company implemented a program that issued performance stock units to certain employees set to vest upon the achievement of individual goals and the passage of time. The Company recognizes expense on performance-based awards over the vesting period based on the probability that the performance metrics will be achieved. The Company recognizes stock-based compensation expense for options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted for estimated forfeitures.

The fair value of share-based awards granted during the years ended December 31, 2020, 2019 and 2018 were calculated using the following estimated assumptions:

	For the Years Ended December 31,
	2020	2019	2018
Expected term (in years)	5.5-6.5	5.5-6.5	5.5-7.5
Expected volatility (range)	45.14 – 50.87%	45.14 – 50.87%	45.14 – 50.87%
Risk-free interest rate	0.34 – 1.15%	1.55 – 2.56%	2.63 – 2.96%
Expected dividend yield	0%	0%	0%

Information regarding option activity for the year ended December 31, 2020 under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2019	957,559	$30.81
Granted	79,698	$115.81
Exercised	(340,546)	$23.95
Forfeited/expired/cancelled	—	$—

Options outstanding at December 31, 2020	696,711	$43.88	6.90	$102,958

Options exercisable at December 31, 2020	311,988	$31.75	5.91	$49,879

Vested and expected to vest at December 31, 2020 (1)	667,220		6.86	$99,096

(1)
Represents the number of vested options as of December 31, 2020 plus the number of unvested options expected to vest as of December 31, 2020 based on the unvested outstanding options at December 31, 2020 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive
level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax
intrinsic value (the difference between the closing price of the common stock on December 31, 2020, the last business day of 2020, of $191.63 per share and the exercise price of each in-the-money
option) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $36.6 million, $5.5 million and $5.3 million, respectively.
The weighted average grant date fair value of options granted during the years ended December 31, 2020, 2019 and 2018 was $53.06, $31.27 and $18.90, respectively. The total fair value of stock options that vested during the years ended December 31, 2020, 2019 and 2018 was $2.8 million, $3.1 million and $2.3 million, respectively.

The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant. Information regarding stock unit activity, which includes activity for restricted stock units and performance stock units, for the year ended December 31, 2020 under the Plans is summarized below:

	Shares	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Unvested at December 31, 2019	734,984
Awarded	207,788
Vested	(244,648)
Forfeited/expired/cancelled	(32,584)

Unvested at December 31, 2020	665,540	3.32	$127,904

Vested and expected to vest at December 31, 2020 (1)	650,047	3.01	$124,568

(1)
Represents the number of vested stock units as of December 31, 2020 plus the number of unvested stock units expected to vest as of December 31, 2020 based on the unvested outstanding stock units at December 31, 2020 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive
level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax
intrinsic value (equal to the closing price of the common stock on December 31, 2020, the last business day of 2020, of $191.63 per share, as stock units do not have an exercise price) that would have been received by the stock unit holders had all holders exercised on December 31, 2020. The aggregate intrinsic value of stock units vested during the years ended December 31, 2020, 2019 and 2018 was $28.3 million, $17.5 million and $6.2 million, respectively.
The weighted average grant date fair value of stock units granted during the years ended December 31, 2020, 2019 and 2018 was $109.69, $49.68 and $30.30, respectively. The total fair value of stock units that vested during the years ended December 31, 2020, 2019 and 2018 was $10.8 million, $8.5 million and $4.6 million, respectively.
As of December 31, 2020, there was $46.7 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.55 years. The Company expects 1,853,028 unvested options and stock units to vest over the next five years.

11.	Commitments and Contingencies
Licensing and Research Agreements
The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements that require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. Research and development expenses associated with license agreements were immaterial amounts for the years ended December 31, 2020, 2019 and 2018.
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
A and other potential additional affinity ligands that may advance from the Company’s Navigo collaboration. The Navigo and Purolite agreements are supportive of the Company’s strategy to secure and reinforce the Company’s proteins business. The Company made payments to Navigo of $0.9 million and $1.0 million in the years ended December 31, 2020 and 2019, respectively, in connection with this program, which are recorded to research and development expenses in the Company’s consolidated statements of comprehensive income.
Purchase Orders, Supply Agreements and Other Contractual Obligations
In the normal course of business, the Company has entered into purchase orders and other agreements with manufacturers, distributors and others. Outstanding obligations at December 31, 2020 of $55.3 million are expected to be completed within one year.
Legal Proceedings
From time to time, in the normal course of its operations, the Company is subject to litigation matters and claims relating to employee relations, business practices and patent infringement. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial results.

12.	Convertible Senior Notes
The carrying value of the Company’s convertible senior notes is as follows:

	December 31,
	2020	2019
	(Amounts in thousands)
0.375% convertible senior notes due 2024:
Convertible senior notes, current portion:
Principal amount	$287,500	$—
Unamortized debt discount	(38,317)	—
Unamortized debt issuance costs	(5,446)	—

Total convertible senior notes, current portion	243,737	—
Convertible senior notes:
Principal amount	—	287,500
Unamortized debt discount	—	(47,921)
Unamortized debt issuance costs	—	(6,812)

Total convertible senior notes	$243,737	$232,767

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
During the fourth quarter of 2020, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2019 Notes are convertible at the option of the holders of the 2019 Notes during the first quarter of 2021, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the 2019 Notes. Expecting to continue meeting these terms, the Company reclassified the carrying value of the 2019 Notes from long-term liabilities to current liabilities on the Company’s balance sheet as of December 31, 2020. As of the date of this filing, the Company received requests to convert $3,000 aggregate principal amount of 2019 Notes which we intend to pay or deliver, as the case may be, the settlement amount to be determined – paying the amount in excess of the aggregate principal portion of the converted notes in shares of our common stock. These conversions will be settled during the first quarter of 2021.
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
The Company allocates transaction costs related to the issuance of the 2019 Notes to the liability and equity components using the same proportions as the initial carrying value of the 2019 Notes. Transaction costs related to the liability component were $7.4 million and are being amortized to interest expense using the effective interest method over the term of the 2019 Notes. Transaction costs attributable to the equity component were $1.6 million and are netted with the equity component of the 2019 Notes in stockholders’ equity of the Company’s consolidated balance sheet at December 31, 2020.
Interest expense recognized on the 2019 Notes in 2020 was $1.1 million, $9.6 million and $1.4 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2019 Notes is 5.1%, which included the interest on the 2019 Notes, amortization of the debt discount and debt issuance costs. As of December 31, 2020, the carrying value of the 2019 Notes was $243.7 million and the fair value of the principal was $501.0 million. The fair value of the 2019 Notes was determined based on the most recent trade activity of the 2019 Notes as of December 31, 2020.
The 2019 Notes agreement contains customary terms and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the holders of at least 25% in aggregate principal amount of the outstanding 2019 Notes may declare 100% of the principal of, and any accrued and unpaid interest on, all of the 2019 Notes to be due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the 2019 Notes will become due and payable automatically. Notwithstanding the foregoing, the 2019 Notes provide that, to the extent the Company elects and for up to 270 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants consist exclusively of the right to receive additional interest on the 2019 Notes. The Company is not aware of any events of default, current events or market conditions that would allow holders to call or convert the 2019 Notes as of December 31, 2020.

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

13.	Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) consisted of the following for the years ended December 31, 2020 and 2019 (amounts in thousands):

Foreign Currency Translation Adjustment
Balance as of December 31, 2018	$(11,893)
Other comprehensive loss	(3,134)

Balance as of December 31, 2019	(15,027)
Other comprehensive income	17,112

Balance as of December 31, 2020	$2,085

14.	Employee Benefit Plans
In the United States, the Repligen Corporation 401(k) Savings and Retirement Plan (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code.

All U.S. employees over the age of 21 are eligible to make
pre-tax
contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to match a portion of the employees’ contributions up to a defined maximum. The match is calculated on a calendar year basis. The Company matched $1.4 million, $1.0 million and $0.7 million in the years ended December 31, 2020, 2019 and 2018, respectively.
In Sweden, the Company contributes to a government-mandated occupational pension plan that is a qualified defined contribution plan. All employees in Sweden are eligible for this pension plan. The Company pays premiums to a third-party occupational pension specialist who administers the pension plan. These premiums are based on various factors including each employee’s age, salary, employment history and selected benefits in the pension plan. When an employee terminates or retires, these premium payments cease for that employee and the Company has no further pension-related obligations for that employee. The Company contributed $0.6 million to the defined contribution plan for each of the years ended December 31, 2020, 2019 and 2018.

15.	Related Party Transactions
At December 31, 2020, the Company had an outstanding tax liability of $0.5 million due to the seller of C Technologies. This tax liability was paid subsequent to year end in January 2021 and concluded the remaining tax liability the Company had with the seller due to the 338(h)(10) tax election. The Company paid the seller a total of $0.3 million and $1.6 million related to the tax liability associated with the 338(h)(10) election as of December 31, 2020 and 2019, respectively.
Certain facilities leased by Spectrum, a company the Company acquired in 2017, are owned by Roy Eddleman, the former owner of Spectrum. As of December 31, 2020, Mr. Eddleman owned greater than 5% of the Company’s outstanding shares and the Company considers him to be a related party. The lease amounts paid to this shareholder prior to the public offering were negotiated in connection with the Spectrum Acquisition. The Company incurred rent expense totaling $0.7 million for the year ended December 31, 2020 related to these leases.

16.	Selected Quarterly Financial Data (Unaudited)
The following table sets forth certain unaudited quarterly results of operations for 2020 and 2019. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	For the Years Ended December 31, 2020
	Q1	Q2	Q3	Q4
	(Amounts in thousands, except per share data)
Revenue	$76,090	$87,462	$94,060	$108,648
Gross profit	44,108	50,599	54,434	60,485
Operating expenses	64,184	67,925	73,099	91,229
Net income	9,815	15,861	14,552	19,698
Earnings per share:
Basic	$0.19	$0.30	$0.28	$0.37
Diluted	$0.18	$0.30	$0.27	$0.36

	For the Years Ended December 31, 2019
	Q1	Q2	Q3	Q4
	(Amounts in thousands, except per share data)
Revenue	$60,634	$70,692	$69,445	$69,474
Gross profit	33,789	39,984	38,020	39,353
Operating expenses	49,463	59,638	61,481	63,580
Net income	8,053	8,095	1,659	3,604
Earnings per share:
Basic	$0.18	$0.17	$0.03	$0.07
Diluted	$0.17	$0.17	$0.03	$0.07