Form 10-Q
period 2021-03-31
REPLIGEN CORP
filed 2021-05-04
CIK 730272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
000-14656

REPLIGEN CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2729386
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

41 Seyon Street, Bldg. 1, Suite 100 Waltham, MA	02453
(Address of Principal Executive Offices)	(Zip Code)
(781) 250-0111
Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock , par value $0.01 per share	RGEN	The Nasdaq Global Select Market
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
of the Exchange Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on April 30, 2021 was 54,904,466.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
REPLIGEN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except share data)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$711,318	$717,292
Accounts receivable, net of reserves of $755 and $762 at March 31, 2021 and December 31, 2020, respectively	90,207	71,389
Inventories, net	109,520	95,025
Prepaid expenses and other current assets	15,290	18,676

Total current assets	926,335	902,382
Noncurrent assets:
Property, plant and equipment, net	72,243	66,870
Intangible assets, net	281,670	287,100
Goodwill	617,517	618,305
Deferred tax assets	2,000	2,481
Operating lease right of use assets	27,033	25,176
Other noncurrent assets	529	573

Total noncurrent assets	1,000,992	1,000,505

Total assets	$1,927,327	$1,902,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,569	$16,880
Operating lease liability	3,770	5,254
Accrued liabilities	42,428	53,085
Convertible S enior N otes, current portion, net	246,561	243,737

Total current liabilities	313,328	318,956
Noncurrent liabilities:
Deferred tax liabilities	26,709	27,032
Noncurrent o perating lease liability	29,559	26,425
Other noncurrent liabilities	1,515	1,324

Total noncurrent liabilities	57,783	54,781

Total liabilities	371,111	373,737

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 54,899,245 shares at March 31, 2021 and 54,760,837 shares at December 31, 2020 issued and outstanding	549	548
Additional paid-in capital	1,467,942	1,460,748
Accumulated other comprehensive (loss) income	(7,494)	2,085
Retained earnings	95,219	65,769

Total stockholders’ equity	1,556,216	1,529,150

Total liabilities and stockholders’ equity	$1,927,327	$1,902,887

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue:
Products	$142,737	$76,060
Royalty and other revenue	100	30

Total revenue	142,837	76,090

Costs and operating expenses:
Cost of product revenue	59,747	31,982
Research and development	7,612	4,702
Selling, general and administrative	39,095	27,500

Total costs and operating expenses	106,454	64,184

Income from operations	36,383	11,906

Other income (expenses):
Investment income	52	1,364
Interest expense	(3,106)	(2,976)
Other (expenses) income	(224)	382

Other expenses, net	(3,278)	(1,230)

Income before income taxes	33,105	10,676
Income tax provision	3,655	861

Net income	$29,450	$9,815

Earnings per share:
Basic	$0.54	$0.19

Diluted	$0.52	$0.18

Weighted average common shares outstanding:
Basic	54,805	52,139

Diluted	56,869	53,109

Net income	$29,450	$9,815
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,579)	(5,579)

Comprehensive income	$19,871	$4,236

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands, except share data)

	Three Months Ended March 31, 2021
	Common Stock
	Number of Shares	Par Value	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2020	54,760,837	$548	$1,460,748	$2,085	$65,769	$1,529,150
Net income	—	—	—	—	29,450	29,450
Issuance of common stock for debt conversion	3	0	1	—	—	1
Exercise of stock options and vesting of stock units	138,405	1	507	—	—	508
Stock-based compensation expense	—	—	6,541	—	—	6,541
True up of costs related to the December 2020 issuance of common stock	—	—	145			145
Translation adjustment	—	—	—	(9,579)	—	(9,579)

Balance at March 31, 2021	54,899,245	$549	$1,467,942	$(7,494)	$95,219	$1,556,216

	Three Months Ended March 31, 2020
	Common Stock
	Number of Shares	Par Value	Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2019	52,078,258	$521	$1,068,431	$(15,027)	$5,843	$1,059,768
Net income	—	—	—	—	9,815	9,815
Exercise of stock options and vesting of stock units	199,825	2	1,587	—	—	1,589
Stock-based compensation expense	—	—	4,165	—	—	4,165
Translation adjustment	—	—	—	(5,579)	—	(5,579)

Balance at March 31, 2020	52,278,083	$523	$1,074,183	$(20,606)	$15,658	$1,069,758

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$29,450	$9,815
Adjustments to reconcile net income to net cash provided by operating activities:
Inventory step-up charges	1,598	—
Depreciation and amortization	8,444	6,390
Amortization of debt discount and issuance costs	2,828	2,691
Stock-based compensation expense	6,541	4,165
Deferred income taxes, net	789	—
Other	6	140
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(19,779)	(2,251)
Inventories	(17,025)	(7,191)
Prepaid expenses and other assets	(2,414)	36
Operating lease right of use assets	(1,864)	919
Other assets	753	—
Accounts payable	3,725	(709)
Accrued expenses	(4,906)	(4,989)
Operating lease liability	1,649	334
Long-term liabilities	(533)	180

Total cash provided by operating activities	9,262	9,530

Cash flows from investing activities:
Acquisitions, net of cash acquired	71	—
Additions to capitalized software costs	(1,484)	(911)
Purchases of property, plant and equipment	(7,584)	(4,126)

Total cash used in investing activities	(8,997)	(5,037)

Cash flows from financing activities:
Proceeds from exercise of stock options	508	1,599
Payment of tax withholding obligation on vesting of restricted stock	—	(10)
Repayment of Convertible Senior Notes	(1)	—

Total cash provided by financing activities	507	1,589

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,746)	(4,923)

Net (decrease) increase in cash, cash equivalents and restricted cash	(5,974)	1,159

Cash, cash equivalents and restricted cash, beginning of period	717,292	537,407

Cash, cash equivalents and restricted cash, end of period	$711,318	$538,566

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$3,182	$17

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies
Basis

of Presentation
The consolidated financial statements included herein have been prepared by Repligen Corporation (the “Company”, “Repligen”, “our” or “we”) in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), for Quarterly Reports on Form
10-Q
and Article 10 of Regulation
S-X
and do not include all of the information and footnote disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 (“Form 10-K”), which was filed with the SEC on February 24, 2021.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The business and economic uncertainty resulting from the novel coronavirus
(“COVID-19”)
pandemic has made such estimates more difficult to calculate. Accordingly, actual results could differ from those estimates.
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
The Company made no material changes in the application of its significant accounting policies that were disclosed in its Form
10-K.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year. Certain prior year balances have been reclassified to conform to current year presentation.
Recent Accounting Standards Updates
We consider the applicability and impact of all Accounting Standards Updates (“ASUs” or “ASU”) on the Company’s consolidated financial statements. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position or results of operations. Recently issued ASUs that we feel may be applicable to the Company are as follows:
Recently Issued Accounting Standard Updates – Not Yet Adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU
2020-06,
“
Debt - Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic
815-40).”
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
As of March 31, 2021 and December 31, 2020, cash and cash equivalents on the Company’s consolidated balance sheets included $544.1 million and $549.0 million, respectively, in a money market account. These funds are valued on a recurring basis using Level 1 inputs.
In July 2019, the Company issued $287.5 million aggregate principal amount of the Company’s 0.375% Convertible Senior Notes due July 15, 2024 (the “2019 Notes”). Interest is payable semi-annually in arrears on January 15 and July 15 of each year. The 2019 Notes will mature on July 15, 2024, unless earlier converted or repurchased in accordance with their terms. At March 31, 2021 and December 31, 2020, the carrying value of the 2019 Notes was $246.6 million and $243.7 million, respectively, net of unamortized discount, and the fair value of the 2019 Notes was $502.0 million and $501.0 million, respectively. The fair value of the 2019 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2019 Notes as of March 31, 2021.
The 2019 Notes are discussed in more detail in Note 12,
“Convertible Senior Notes”
to Part II, Item 8, “
Financial Statements and Supplementary Data”
to our Form
10-K.
During the three months ended March 31, 2021, there were no remeasurements to fair value of financial assets and liabilities that are not measured at fair value on a recurring basis.

3.	Acquisitions
ARTeSYN Biosolutions Holdings Ireland Limited
On October 27, 2020, the Company entered into an Equity and Asset Purchase Agreement with ARTeSYN, a company organized under the laws of Ireland, Third Creek Holdings, LLC, a Nevada limited liability company (“Third Creek”), Alphinity, LLC, a Nevada limited liability company (“Alphinity”, and together with Third Creek the “ARTeSYN Sellers”), and Michael Gagne, solely in his capacity as the representative of the ARTeSYN Sellers, pursuant to which the Company acquired (i) all of the outstanding equity securities of ARTeSYN and (ii) certain assets from Alphinity related to the business of ARTeSYN (collectively, the “ARTeSYN Acquisition”) for approximately
 $200 million, comprised of approximately $130
million in cash to the ARTeSYN Sellers and approximately
 $70
million in the Company’s common stock to Third Creek. The transaction closed on December 3, 2020.

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
. The ARTeSYN Acquisition was funded through payment of $130.7 million in cash, as well as issuance of 372,990 unregistered shares of the Company’s common stock totaling $69.4 million, contingent consideration of approximately
 $1.5
million, and settlement of preexisting invoices with the Company of approximately

$2.3 million, for a total purchase price of $204.0 million. Under the acquisition method of accounting, the assets acquired and liabilities assumed of ARTeSYN were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company
. The fair value of the net tangible assets acquired is estimated to be $7.9 million, the fair value of the intangible assets acquired is estimated to be $67.4 million, and the residual goodwill is estimated to be $128.7 million. The estimated consideration and preliminary purchase price information has been prepared using a preliminary valuation. Payment of the final consideration for working capital was made in April 2021.
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

Acquisition related costs are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred $4.0 million in transaction and integration costs associated with the ARTeSYN Acquisition in 2020 and an additional
$
0.5
million of transaction and integration costs during the first quarter of 2021. The transaction costs are included in selling, general and administrative (“SG&A”) expenses in the consolidated statements of comprehensive income.
The consideration transferred includes approximately
 $1.5
million related to consideration that was deferred at the acquisition date, with payment to the ARTeSYN Sellers contingent upon recognizing revenue on a large-scale system within 120 days of the acquisition date. This consideration is recorded at its estimated fair value as of the acquisition date, which includes the assumption of high probability of such revenue being recognized. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of comprehensive income.

Fair Value of Net Assets Acquired
The preliminary allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, based on the preliminary valuation. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from December 3, 2020). Any such revision or changes may be material. The final allocation may include changes to: (1) deferred revenue; (2) inventory; (3) deferred tax liabilities, net; (4) allocations to intangible assets such as tradenames, developed technology and customer relationships as well as goodwill; and (5) other assets and liabilities. In March 2021, the Company recorded a

$
0.1
 million working capital adjustment related to settlement of a pre-acquisition
liability, which offset goodwill in the table below.
The components and estimated allocation of the purchase price consist of the following (amounts in thousands):

Cash and cash equivalents	$2,982
Accounts receivable	4,811
Inventory	8,592
Prepaid expenses and other current assets	5,561
Property and equipment	1,836
Operating lease right of use asset	1,611
Other noncurrent assets	26
Customer relationships	38,400
Developed technology	27,060
Trademark and tradename	1,630
Non-competition agreements	300
Goodwill	128,748
Accounts payable	(2,251)
Accrued liabilities	(8,856)
Deferred revenue	(3,583)
Deferred tax liabilities, net	(1,240)
Notes payable	(24)
Operating lease liability	(417)
Operating lease liability, long-term	(1,193)

Fair value of net assets acquired	$203,993

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

		$67,390

Non-Metallic
Solutions, Inc.
On October 15, 2020, the Company entered into a Stock Purchase Agreement with NMS, a Massachusetts corporation, and each of William Malloneé and Derek Masser, the legal and beneficial owners of NMS, to purchase NMS, which transaction subsequently closed on October 20, 2020 (the “NMS Acquisition”).
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
Total consideration paid was $16.1 million, which included $1.3 million deposited into an escrow account against which the Company may make claims for indemnification. The fair value of the net tangible assets acquired is estimated to be approximately $0.9 million, the fair value of the intangible assets acquired is estimated to be $8.5 million, and the residual goodwill is estimated to be approximately $6.7 million. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company incurred $0.2 million of transaction and integration costs associated with the NMS Acquisition in 2020 and
 $0.2
million in 2021. The transaction costs are included in SG&A expenses in the consolidated statements of comprehensive income.
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
The components and estimated allocation of the purchase price consist of the following (amounts in thousands):

Cash and cash equivalents	$1,163
Accounts receivable	415
Inventory	334
Prepaid expenses and other current assets	13
Property and equipment	73
Operating lease right of use asset	194
Customer relationships	6,370
Developed technology	1,810
Trademark and tradename	190
Non-competition agreements	90
Goodwill	6,713
Deferred tax assets	24
Accounts payable	(96)
Accrued liabilities	(999)
Operating lease liability	(136)
Operating lease liability, long-term	(59)

Fair value of net assets acquired	$16,099

Acquired Goodwill
The goodwill of $6.7 million represents future economic benefits expected to arise from anticipated synergies from the integration of NMS. These synergies include certain cost savings, operating efficiencies and other strategic benefits projected to be achieved as a result of the NMS Acquisition. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes. In February 2021, the Company recorded an adjustment to goodwill of $0.1 million related to the finalization of the working capital true-up.

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
Total consideration paid was $28.5 million, which included $2.2 million deposited into an escrow account against which the Company may make claims for indemnification. Under the acquisition method of accounting, the net assets of EMT were recorded as of the acquisition date, at their respective fair values, and consolidated with those of Repligen. The fair value of the net tangible assets acquired is approximately
 $1.5
million, the fair value of the intangible assets acquired is approximately
 $14.4
million, and the residual goodwill is approximately
$12.6
 million. The estimated consideration and preliminary purchase price information have been prepared using a preliminary valuation. The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that Repligen believes to be reasonable.
Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred
 $1.2
 million of transaction and integration related costs associated with the EMT Acquisition in 2020 and
$0.1
million during the first quarter of 2021. The transaction costs are included in SG&A expenses in the consolidated statements of comprehensive income.

Fair

Value of Net Assets Acquired
The allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, based on the preliminary valuation. The Company obtained this information during due diligence and through other sources. In the months after the closing, the Company obtained additional information about these assets and liabilities as it learned more about EMT. The Company refined the estimates of fair value to more accurately allocate the purchase price. Only items identified as of the acquisition date were considered for subsequent adjustment. We have made appropriate adjustments to the purchase price allocation during the measurement period, which ends on July 13, 2021. We consider these adjustments to be final. The components and allocation of the purchase price consist of the following (amounts in thousands):

Cash and cash equivalents	$69
Accounts receivable	1,057
Inventory	449
Prepaid expenses and other current assets	7
Property and equipment	414
Operating lease right of use assets	1,050
Customer relationships	11,080
Developed technology	2,910
Trademark and tradename	320
Non-compete agreements	50
Goodwill	12,585
Deferred tax asset	46
Accounts payable	(283)
Accrued liabilities	(190)
Operating lease liability	(211)
Operating lease liability, long-term	(839)

Fair value of net assets acquired	$28,514

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

Disaggregation of Revenue
Revenues for the
three
months ended March
31
,
2021
and
2020
were as follows:

	Three Months Ended
	March 31,
	2021	2020
	(Amounts in thousands)
Product revenue	$142,737	$76,060
Royalty and other income	100	30

Total revenue	$142,837	$76,090

When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. Because all of its revenues are from bioprocessing customers, there are no differences in the nature, timing and uncertainty of the Company’s revenues and cash flows from any of its product lines. However, given that the Company’s revenues are generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenues and cash flows. In addition, a significant portion of the Company’s revenues are generated from a small number of customers; therefore, economic factors specific to these customers could impact the nature, timing and uncertainty of the Company’s revenues and cash flows.
Disaggregated revenue from contracts with customers by geographic region can be found in Note 14,
“Segment Reporting,”
included in this report.
Except for the $10.9 million of revenue with MilliporeSigma for the three months ended March 31, 2020, there were no significant customers that represented 10% or more of total revenue for the periods presented in the table above.
For more information regarding our product revenue, see Note 5,
“Revenue Recognition”
included in Part II, Item 8, “
Financial Statements and Supplementary Data”
to our Form
10-K,
which was filed with the SEC on February 24, 2021.
Contract Balances from Contracts with Customers
The following table provides information about receivables and deferred revenue from contracts with customers as of March 31, 2021 (amounts in thousands):

2021
Balances from contracts with customers only:
Accounts receivable	$90,207
Deferred revenue (included in accrued liabilities in the consolidated balance sheets)	$14,253

Revenue recognized during the three-month period ended March 31, 2021 relating to:
The beginning deferred revenue balance	$8,525
Changes in pricing related to products or services satisfied in previous periods	$—
The timing of revenue recognition, billings and cash collections results in the accounts receivable and deferred revenue balances on the Company’s consolidated balance sheets.
A contract asset is created when the Company satisfies a performance obligation by transferring a promised good to the customer. Contract assets may represent conditional or unconditional rights to consideration. The right is conditional and recorded as a contract asset, if the Company must first satisfy another performance obligation in the contract before it is entitled to payment from the customer. Contract assets are transferred to billed receivables once the right becomes unconditional. If the Company has the unconditional right to receive consideration from the customer, the contract asset is accounted for as a billed receivable and presented separately from other contract assets. A right is unconditional if nothing other than the passage of time is required before payment of that consideration is due.
When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

5.	Goodwill and Intangible Assets
Goodwill
Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350,
“Intangibles – Goodwill and Other”
.The following table represents the change in the carrying value of goodwill for the three months ended March 31, 2021 (amounts in thousands):

Balance at December 31, 2020	$618,305
Measurement period adjustment - NMS	(71)
Measurement period adjustment - ARTeSYN	90
Cumulative translation adjustment	(807)

Balance at March 31, 2021	$617,517

During each of the fourth quarters of 2020, 2019 and 2018, the Company completed its annual impairment assessments and concluded that goodwill was not impaired in any of those years. The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three months ended March 31, 2021.
Intangible Assets
Intangible assets with a definitive life are amortized over their useful lives using the straight-line method, and the amortization expense is recorded within cost of product revenue and SG&A in the Company’s statements of comprehensive income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions existed that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for the Company’s products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at March 31, 2021.
Indefinite-lived assets are reviewed for impairment at least annually. There has been no impairment of the Company’s intangible assets for the periods presented.
Intangible assets, net consisted of the following at March 31, 2021:

	March 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$114,080	$(16,016)	$98,064	17
Patents	240	(240)	—	8
Customer relationships	217,227	(40,338)	176,889	16
Trademarks	5,892	(616)	5,276	20
Other intangibles	2,140	(1,399)	741	3

Total finite-lived intangible assets	339,579	(58,609)	280,970	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—

Total intangible assets	$340,279	$(58,609)	$281,670

Intangible assets consisted of the following at December 31, 2020:

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$114,217	$(14,444)	$99,773	17
Patents	240	(240)	—	8
Customer relationships	217,790	(37,333)	180,457	16
Trademarks	5,893	(541)	5,352	20
Other intangibles	2,142	(1,324)	818	3

Total finite-lived intangible assets	340,282	(53,882)	286,400	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—

Total intangible assets	$340,982	$(53,882)	$287,100

Amortization expense for finite-lived intangible assets was $5.2 million and $3.9 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company expects to record the following amortization expense in future periods (amounts in thousands):

Estimated
Amortization
For the Three Months Ended March 31,	Expense
2021 (remaining nine months)	$15,558
2022	20,742
2023	20,625
2024	20,057
2025	19,790
2026 and thereafter	184,198

Total	$280,970

6.	Consolidated Balance Sheet Detail
Inventories, net
Inventories, net consists of the following:

	March 31,	December 31,
	2021	2020
	(Amounts in thousands)
Raw materials	$66,893	$48,746
Work-in-process	8,203	8,084
Finished products	34,424	38,195

Total inventories, net	$109,520	$95,025

Property, Plant

and Equipment
Property, plant and equipment consist of the following:

	March 31,	December 31,
	2021	2020
	(Amounts in thousands)
Land	$1,023	$1,023
Buildings	997	1,007
Leasehold improvements	32,127	31,331
Equipment	44,096	43,072
Furniture, fixtures and office equipment	8,699	8,714
Computer hardware and software	16,003	15,397
Construction in progress	19,349	14,927
Other	437	455

Total property, plant and equipment	122,731	115,926
Less - Accumulated depreciation	(50,488)	(49,056)

Total property, plant and equipment, net	$72,243	$66,870

Depreciation expense
s
 totaled $3.3 million and $2.5 million for the three months ended March 31, 2021 and 2020, respectively.
Accrued Liabilities
Accrued liabilities consist of the following:

	March 31,	December 31,
	2021	2020
	(Amounts in thousands)
Employee compensation	$14,026	$20,288
Income taxes payable	1,217	1,423
Royalty and license fees	1,418	466
Warranties	1,311	1,576
Professional fees	1,159	1,425
Deferred revenue	14,253	15,318
Other	9,044	12,589

Total accrued liabilities	$42,428	$53,085

7.	Convertible Senior Notes
0.375% Convertible Senior Notes due 2024
On July 19, 2019, the Company issued $287.5 million aggregate principal pursuant to the
2019 Notes, which includes the underwriters’ exercise in full of an option to purchase an additional $37.5 million aggregate principal amount of 2019 Notes (the “Notes Offering”). The net proceeds of the Notes Offering, after deducting underwriting discounts and commissions and other related offering expenses payable by the Company, were approximately $278.5 million. The 2019 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 0.375% per year. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The 2019 Notes will mature on July 15, 2024, unless earlier repurchased or converted in accordance with their terms.
During the first quarter of 2021, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2019 Notes are convertible at the option of the holders of the 2019 Notes during the second quarter of 2021, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the 2019 Notes. These conditions were also

met during the fourth quarter of 2020 and as a result, the Company received notices from note holders that they would convert $5,000 aggregate principal amount of the 2019 Notes, of which $1,000 principal were settled during the first quarter of 2021.
The conversion resulted in the issuance of a nominal number of shares of the Company’s common stock to the note holders, and the Company recorded a loss of approximately
$1,000 on the conversion of these notes, which is included in other (expenses) income o
n
 our consolidated statements of comprehensive income for the three months ended March 31, 2021. The Company continues to classify the carrying value of the 2019 Notes as current liabilities on the Company’s consolidated balance sheet at March 31, 2021.

The net carrying value of the liability component of the 2019 Notes is as follows:

	March 31,	December 31,
	2021	2020
	(Amounts in thousands)
0.375% Convertible Senior Notes due 2024:
Principal amount	$287,499	$287,500
Unamortized debt discount	(35,843)	(38,317)
Unamortized debt issuance costs	(5,095)	(5,446)

Net carrying amount	$246,561	$243,737

Interest expense recognized on the 2019 Notes for the three months ended March 31, 2021 was $0.3 million, $2.5 million and $0.4 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2019 Notes is 5.1%, which included the interest on the 2019 Notes, amortization of the debt discount and debt issuance costs. At March 31, 2021 and December 31, 2020, the carrying value of the 2019 Notes was $246.6 million and $243.7 million, respectively, net of unamortized discount, and the fair value of the 2019 Notes was $502.0 million and $501.0 million, respectively. The fair value of the 2019 Notes was determined based on the most recent trade activity of the 2019 Notes at March 31, 2021.

8.	Stockholders’ Equity
Stock Option and Incentive Plans
Under the Company’s current 2018 Stock Option and Incentive Plan (the “2018 Plan”), the number of shares of the Company’s common stock that are reserved and available for issuance is
 2,778,000 plus the number of shares of common stock available for issuance under the Company’s previous plans. The shares of common stock underlying any awards under the 2018 Plan and previous plans (together, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At March 31, 2021, 2,179,921 shares were available for future grant
s
under the 2018 Plan.
Stock-Based Compensation
For the three months ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense of $6.5 million and $4.2 million, respectively, for share-based awards granted under the Plans. The following table presents stock-based compensation expense in the Company’s consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2021	2020
	(Amounts in thousands)
Cost of product revenue	$506	$433
Research and development	716	372
Selling, general and administrative	5,319	3,360

Total stock-based compensation	$6,541	$4,165

The 2018 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Employee grants under the Plans generally vest over a three to five-year period, with
20%-33%
vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter. Nonqualified options issued to non-employee
directors under the Plans generally vest over one year. In the first quarter of 2018, to create a longer-term retention incentive, the Company’s Compensation Committee granted long-term incentive compensation awards to its Chief Executive Officer consisting of both stock options and restricted stock units (“RSUs”) that are subject to time-based vesting over nine years. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At March 31, 2021, options to purchase 697,118 shares and 654,250 stock units were outstanding under the Plans.

The Company uses the B
l
ack-Scholes option pricing model to calculate the fair value of stock option awards on the grant date, and the Company uses the value of the common stock as of the grant date to value RSUs. The Company measures stock-based compensation costs at the grant date based on the estimated fair value of the award. The Company recognizes expense on awards with service-based vesting over the employee’s requisite service period on a straight-line basis. Prior to 2020, the Company issued performance stock units to certain employees which are tied to the achievement of certain Company financial goal metrics and the passage of time. During 2020, the Company implemented a formal program that issued performance stock units to certain employees set to vest upon the achievement of individual goals and the passage of time. The Company recognizes expense on performance-based awards over the vesting period based on the probability that the performance metrics will be achieved. The Company recognizes stock-based compensation expense for options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted for estimated forfeitures.
Information regarding option activity for the three months ended March 31, 2021 under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2020	696,711	$43.88	6.90	$102,958
Granted	21,547	$215.58
Exercised	(15,140)	$33.25
Forfeited/expired/cancelled	(6,000)	$48.05

Options outstanding at March 31, 2021	697,118	$49.39	6.76	$101,554

Options exercisable at March 31, 2021	384,757	$34.20	6.00	$61,641

Vested and expected to vest at March 31, 2021 (1)	669,196		6.72	$98,009

(1)
Represents the number of vested options as of March 31, 2021 plus the number of unvested options expected to vest as of March 31, 2021 based on the unvested outstanding options at March 31, 2021 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive
level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax
intrinsic value (the difference between the closing price of the common stock on March 31, 2021, the last business day of the first quarter of 2021, of $194.41 per share and the exercise price of each in-the-money
option) that would have been received by the option holders had all option holders exercised their options on March 31, 2021. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was $2.5 million and $4.7 million, respectively.
The weighted average grant date fair value of options granted during the three months ended March 31, 2021 and 2020 was $92.35 and $41.77, respectively. The total fair value of stock options that vested during the three months ended March 31, 2021 and 2020 was $1.9 million and $2.0 million, respectively.

The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant. Information regarding stock unit activity, which includes activity for RSUs and performance stock units, for the three months ended March 31, 2021 under the Plans is summarized below:

	Shares	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Unvested at December 31, 2020	665,540	3.32	$127,904
Awarded	119,148
Vested	(122,765)
Forfeited/expired/cancelled	(7,673)

Unvested at March 31, 2021	654,250	3.09	$127,193

Unvested and expected to vest at March 31, 2021 (1)	639,254	2.94	$124,277

(1)
Represents the number of vested stock units as of March 31, 2021 plus the number of unvested stock units expected to vest as of March 31, 2021 based on the unvested outstanding stock units at March 31, 2021 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive
level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax
intrinsic value (equal to the closing price of the common stock on March 31, 2021, the last business day of the first quarter of 2021, of
  $194.41 per share, as stock units do not have an exercise price) that would have been received by the stock unit holders had all holders exercised on March 31, 2021. The aggregate intrinsic value of stock units vested during the three months ended March 31, 2021 and 2020 was $27.1 million and $11.8 million, respectively.
The weighted average grant date fair value of stock units vested during the three months ended March 31, 2021 and 2020 was $209.13 and $86.75, respectively. The total fair value of stock units that vested during the three months ended March 31, 2021 and 2020 was $6.5 million and $5.3 million, respectively.
As of March 31, 2021, there was $65.4 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.25 years. The Company expects 1,894,207 unvested options and stock units to vest over the next five years.

9.	Commitments and Contingencies
In June 2018, the Company secured an agreement with Navigo Proteins (“Navigo”) for the exclusive co-development
of multiple affinity ligands for which Repligen holds commercialization rights. The Company is manufacturing and has agreed to supply the first of these ligands,
NGL-Impact
®
, exclusively to Purolite Life Sciences (“Purolite”), who will pair the Company’s high-performance ligand with Purolite’s agarose jetting base bead technology used in their Jetted A50 Protein A resin product. The Company also signed a long-term supply agreement with Purolite for
NGL-Impact
and other potential additional affinity ligands that may advance from the Company’s Navigo collaboration. In September 2020, the Company and Navigo successfully completed co-development
of an affinity ligand targeting the
SARS-CoV-2
spike protein, to be utilized in the purification of
COVID-19
vaccines. The Company has proceeded with scaling up and manufacturing this ligand and the development and validation of the related affinity chromatography resin, which will be marketed by the Company. The Navigo and Purolite agreements are supportive of the Company’s strategy to secure and reinforce the Company’s proteins business. The Company made royalty payments to Navigo of $
0.3
 million for the three months ended March
31
,
2021
.
No royalty payments were made to Navigo during the three months ended March 31, 2020.

10.	Accumulated Other Comprehensive (Loss) Income
The following shows the changes in the components of accumulated other comprehensive (loss) income for the three months ended March 31, 2021 which consisted of only foreign currency translation adjustments for the periods shown (amounts in thousands):

Foreign
Currency
Translation
Adjustment
Balance as of December 31, 2020	$2,085
Other comprehensive loss	(9,579)

Balance at March 31, 2021	$(7,494)

11.	Income Taxes
For the three months ended March 31, 2021,

we recorded an income tax provision of $3.7 million. The Company’s effective tax rate for the three months ended March 31, 2021 was 11%, compared to 8.1% for the corresponding period in the prior year. The effective tax rates for the three months ended March 31, 2021 and 2020 were lower than the U.S. statutory rate of 21% primarily due to business tax credits and windfall benefits on stock option exercises and the vesting of stock units.
On March 27, 2020, President Trump signed the $2.2 trillion bipartisan Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act, the third congressional bill to address
COVID-19,
provides for loans and other benefits to businesses, expanded unemployment insurance, direct payments to those with middle-income and below wages, new appropriations funding for healthcare and other priorities, and tax changes, including deferrals of employer payroll tax liabilities, coupled with an employee retention tax credit and rollbacks of TCJA limitations on net operating losses (“NOLs”) and the Section 163(j) business interest limitation and a TCJA technical correction on qualified improvement property. The Company evaluated the provisions of the CARES Act and no provision had a material effect on the Company’s financial position or results of operations.
The Company’s tax returns are subject to examination by federal, state and international tax authorities for the following periods:

Jurisdiction	Fiscal Years Subject to Examination

United States - federal and state	2017-2020
Sweden	2013-2020

12.	Earnings Per Share
The Company reports earnings per share in accordance with ASC 260,
“Earnings Per Share,”
which establishes standards for computing and presenting earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of RSUs, performance stock units and the incremental common shares issuable upon the exercise of stock options. Under the treasury stock method, unexercised
“in-the-money”
stock options and warrants are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. In periods when the Company has a net loss, stock awards are excluded from the calculation of earnings per share as their inclusion would have an antidilutive effect.

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended March 31,
	2021	2020
	(Amounts in thousands, except per share data)
Net income	$29,450	$9,815

Weighted average shares used in computing net income per share - basic	54,805	52,139
Effect of dilutive shares:
Options and stock units	964	970
Convertible S enior N otes	1,092	—
Dilutive effect of unvested performance stock units	8	—

Dilutive potential common shares	2,064	970

Weighted average shares used in computing net income per share - diluted	56,869	53,109

Earnings per share:
Basic	$0.54	$0.19

Diluted	$0.52	$0.18

At March 31, 2021, there were outstanding options to purchase 697,118 shares of the Company’s common stock at a weighted average exercise price of $49.39 per share and 654,250 shares of common stock issuable upon the vesting of stock units, which include RSUs and performance stock units. For the three months ended March 31, 2021, 94,236 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.
At March 31, 2020, there were outstanding options to purchase 915,518 shares of the Company’s common stock at a weighted average exercise price of $32.91 per share and 716,630 common stock issuable upon the vesting of stock units, which include RSUs and performance stock units. For the three months ended March 31, 2020, 39,711 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.
In July 2019, the Company issued $287.5 million aggregate principal amount of the 2019 Notes. As provided by the terms of the indenture underlying the 2019 Notes, conversion of the 2019 Notes will be settled in cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. As of March 31, 2021, the 2019 Notes were convertible. The Company currently intends to settle the par value of the 2019 Notes in cash and any excess conversion premium in shares.
As provided by the terms of the indenture underlying the 2019 Notes, the Company has a choice to settle the conversion obligation for the 2019 Notes in cash, shares or any combination of the two. The Company currently intends to settle the par value of the 2019 Notes in cash and any excess conversion premium in shares. The Company applies the provisions of ASC 260,
“Earnings Per Share”,
Subsection
10-45-44,
to determine the diluted weighted average shares outstanding as it relates to the conversion spread on its convertible notes. Accordingly, the par value of the 2019 Notes is not included in the calculation of diluted income per share, but the dilutive effect of the conversion premium is considered in the calculation of diluted net income per share using the treasury stock method. The dilutive impact of the 2019 Notes is based on the difference between the Company’s current period average stock price and the conversion price of the 2019 Notes, provided there is a premium. Pursuant to this accounting standard, there is no dilution from the accreted principal of the 2019 Notes. For the three months ended March 31, 2021, the dilutive effect of the conversion premium included in the calculation of diluted earnings was
 1,091,776 shares. There was no dilutive effect of the conversion premium included in the calculation of diluted earnings per share for the three months ended March 31, 2020.

13.	Related Party Transactions
Certain facilities leased by Spectrum are owned by Roy Eddleman, the former owner of Spectrum. As of March 31, 2021, Mr. Eddleman owned greater than 5% of the Company’s outstanding shares and the Company considers him to be a related party.

The lease amounts paid to this shareholder prior to the public offering were negotiated in connection with the acquisition of Spectrum. The Compa
n
y incurred rent expense totaling
$0.2 million for the three months ended March 31, 2021 and 2020 related to these leases.

14.	Segment Reporting
The Company views its operations,

makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company.
The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended
	March 31,
	2021	2020
Revenue by customers’ geographic locations:
North America	42%	48%
Europe	39%	41%
APAC/Other	19%	11%

Total revenue	100%	100%

Concentrations of Credit Risk and Significant Customers
Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings and credit exposure to any one issue, issuer (with the exception of U.S. Treasury obligations) and type of instrument is limited. At March 31, 2021 and December 31, 2020, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.
Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off
of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.
No revenue from customers represented 10% or more of the Company’s total revenue for the three months ended March 31, 2021. Revenue from MilliporeSigma represented 14% of the Company’s total revenue for the three months ended March 31, 2020.
At March 31, 2021, there were no accounts receivable balances with customers representing 10% or more of the Company’s total trade accounts receivable balance. At December 31, 2020, the accounts receivable balance with Cytiva represented 11% of the Company’s total trade accounts receivable balances.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Repligen and its subsidiaries, collectively doing business as Repligen Corporation (“Repligen”, “we”, “our”, or “the Company”) is a global life sciences company that develops and commercializes highly innovative bioprocessing technologies and systems that increase efficiencies and flexibility in the process of manufacturing biological drugs.
As the overall market for biologics continues to grow and expand, our customers – primarily large biopharmaceutical companies and contract development and manufacturing organizations – face critical production cost, capacity, quality and time pressures. Built to address these concerns, our products are helping to set new standards for the way biologics are manufactured. We are committed to inspiring advances in bioprocessing as a trusted partner in the production of critical biologic drugs – including monoclonal antibodies (“mAb”), recombinant proteins, vaccines and gene therapies – that are improving human health worldwide. For more information regarding our business, products and acquisitions, see Part I, Item 1,
“Business”
included in our 2020 Annual Report on Form
10-K
(“Form
10-K”),
which was filed with the Securities and Exchange Commission (“SEC”) on February 24, 2021.
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
Acquisitions
ARTeSYN Biosolutions Holdings Ireland Limited
On October 27, 2020, we entered into an Equity and Asset Purchase Agreement with ARTeSYN Biosolutions Holdings Ireland Limited (“ARTeSYN”), a company organized under the laws of Ireland, Third Creek Holdings, LLC, a Nevada limited liability company (“Third Creek”), Alphinity, LLC, a Nevada limited liability company (“Alphinity”, and together with Third Creek the “ARTeSYN Sellers”), and Michael Gagne, solely in his capacity as the representative of the ARTeSYN Sellers, pursuant to which the Company acquired (i) all of the outstanding equity securities of ARTeSYN and (ii) certain assets from Alphinity related to the business of ARTeSYN (collectively, the “ARTeSYN Acquisition”) for approximately $200 million, comprised of approximately $130 million in cash to the ARTeSYN Sellers and approximately $70 million in our common stock to Third Creek. The transaction closed on December 3, 2020.
ARTeSYN is headquartered in Waterford, Ireland and conducts its operations in Ireland, the United States and Estonia. Its suite of single-use
solutions has been created with the goal of enabling “abundance in medicine” by allowing 10x greater efficiency in biologics manufacturing. The ARTeSYN team has created a number of solutions targeting the single-use
space from
single-use
valves with fully disposable valve liners, XO
®
skeletal supports, a hybrid small parts offering for
de-bottlenecking
traditional facilities, and fully automated SU process systems that have quickly become leading solutions in the bioprocessing industry. In addition to its single-use
solutions, ARTeSYN also engages in the manufacture of large-scale systems to be used for biologics manufacturing. ARTeSYN has established downstream processing leadership with a suite of state of the art single-use
systems for chromatography, filtration, continuous manufacturing and media/buffer prep workflows. In addition, we have integrated unique flow path assemblies utilizing Engineered Molding Technology LLC’s (“EMT”) silicone extrusion and molding technology, to deliver highly differentiated, low hold-up
volume systems that minimize product loss during processing.
Non-Metallic
Solutions, Inc.
On October 15, 2020, we executed a Stock Purchase Agreement with
Non-Metallic
Solutions, Inc. (“NMS”), a Massachusetts corporation, and each of William Malloneé and Derek Masser, the legal and beneficial owners of NMS, to purchase NMS, which transaction subsequently closed on October 20, 2020 (the “NMS Acquisition”).
NMS, headquartered in Auburn, Massachusetts, is a manufacturer of fabricated plastics, custom containers, and related assemblies and components used in the manufacturing of biologic drugs. The acquisition of NMS allows us to expand its line of single-use
systems and associated integrated flow path assemblies, streamline the supply chain for current products, and gives us more flexibility to scale and expand single-use
and systems portfolios.

Engineered Molding Technology LLC
On July 13, 2020, we completed the acquisition of 100% of the membership interests of EMT, a New York limited liability company, pursuant to a Membership Interest Purchase Agreement, dated June 26, 2020, by and among the Company, EMT, and each of Michael Pandori and Todd Etesse, the legal and beneficial owners of EMT (such acquisition, the “EMT Acquisition”).
EMT, headquartered in Clifton Park, New York, is an innovator and manufacturer of single-use
silicone assemblies and components used in the manufacturing of biologic drugs. EMT’s standard and custom molding as well as their over-molded connectors and silicone tubing products are key components in single-use
filtration and chromatography systems. EMT’s products will complement and expand our single-use
product offerings.
Critical Accounting Policies and Estimates
A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and our significant accounting policies in Note 2 to the consolidated financial statements included in our Form
10-K.
Results of Operations
The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related footnotes thereto.
Revenues
Total revenue for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2021	2020	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:
Products	$142,737	$76,060	$66,677	87.7%
Royalty and other	100	30	70	233.3%

Total revenue	$142,837	$76,090	$66,747	87.7%

Product revenues
Direct sales represented approximately 80% and 76% of our product revenue for the three months ended March 31, 2021 and 2020, respectively. We expect that direct sales will continue to account for an increasing percentage of our product revenues, as the largest customer of our OEM products diversified its supply chain in 2020. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.
Revenue from our chromatography products includes the sale of our OPUS chromatography columns, chromatography resins and ELISA test kits. Revenue from our filtration products includes the sale of our XCell ATF systems and consumables, KrosFlo filtration products, SIUS filtration products, the silicone-molded products offered by EMT, which we acquired in the third quarter of 2020 and the products offered by NMS and ARTeSYN, which were both acquired during the fourth quarter of 2020. Revenue from protein products includes the sale of our Protein A ligands and cell culture growth factors. Revenue from our process analytics products includes the sale of our SoloVPE, FlowVPE and FlowVPX systems, consumables and service. Other revenue primarily consists of revenue from the sale of our operating room products to hospitals as well as freight revenue.

During the three months ended March 31, 2021, product revenue increased by $66.7 million, or 87.7%, as compared to the same period of 2020. The increase is due to the continued adoption of our products by our key bioprocessing customers, particularly our chromatography and filtration products. Beginning in the second quarter of 2020, we experienced an increase in overall sales as a result of accelerated demand, which was from broad-based covering mAb, gene therapy and
COVID-19
customers working on vaccines and therapeutics. We expect there will be a continued increase in direct sales during 2021, especially from
COVID-19
customers as they
scale-up
and move vaccine and therapy drug candidates through clinical trial processes. During the first quarter of 2021, we also saw good performance from our recent acquisitions, EMT, NMS and ARTeSYN, which were acquired in the second half of 2020. Revenue from these acquisitions represented $10.9 million, or 7.6%, of total revenue for the three months ended March 31, 2021. Additionally, we saw a $3.0 million increase in revenue related to our process analytics business associated with our acquisition of C Technologies, Inc. (“C Technologies”) in 2019, which was due to an increase in demand for our SoloVPE systems.
Royalty revenues
Royalty revenues in the three months ended March 31, 2021 and 2020 relate to royalties received from a third-party systems manufacturer associated with our OPUS PD chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partner.
Costs of product revenue and operating expenses
Total costs and operating expenses for the three months ended March 31, 2021 and 2020 were comprised of the following:

	Three Months Ended March 31,		Increase/(Decrease)
	2021	2020	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Cost of product revenue	$59,747	$31,982	$27,765	86.8%
Research and development	7,612	4,702	2,910	61.9%
Selling, general and administrative	39,095	27,500	11,595	42.2%

Total costs and operating expenses	$106,454	$64,184	$42,270	65.9%

Cost of product revenue
Cost of product revenue increased 86.8% in the three months ended March 31, 2021, compared to the same period of 2020, due primarily to the increase in product revenue mentioned above and costs associated with higher product volume. An increase in manufacturing headcount resulted in higher employee-related costs for the three months ended March 31, 2021, compared to the same period of 2020. Recent acquisitions during the second half of 2020, resulted in an increase in costs of product revenue during the three months ended March 31, 2021 for which there were no comparable amounts during 2020.
Gross margin was 58.2% in the three months ended March 31, 2021. The gross margin for the three months ended March 31, 2021 includes $1.6 million of amortization of inventory step-up
associated with the ARTeSYN Acquisition. The gross margin for the three months ended March 31, 2020 was 58.0%. Excluding the step-up
amortization, gross margin for the three months ended March 31, 2021 was 59.3%. The increase in gross margin, excluding the inventory step-up
amortization, in the three months ended March 31, 2021, as compared to the same period of 2020, is due primarily to the increase in revenue mentioned above, and favorable product mix, partially offset by an increase in manufacturing headcount subsequent to March 31, 2020. Gross margins may fluctuate in future quarters based on expected production volume and product mix.
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

R&D expenses increased 61.9% during the three months ended March 31, 2021, compared to the same period of 2020. The increase during the period is primarily due to the addition of $1.0 million of R&D expenses incurred by our recent ARTeSYN Acquisition for which there were not comparable costs in 2020, and due to the ramp up of project spending for new product development during the first quarter of 2021.
We expect our R&D expenses for the remainder of 2021 to gradually increase to support new product development.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts, including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.
During the three months ended March 31, 2021, SG&A costs increased by $11.6 million, or 42.2%, as compared to the same period of 2020. The increase is partially due to the continued expansion of our customer-facing activities to drive sales of our bioprocessing products, and the continued buildout of our administrative infrastructure, primarily through increased headcount, to support expected future growth. Stock-based compensation expense and other employee-related costs increased during the three months ended March 31, 2021, as compared to the same period in 2020, resulting from an increase in headcount period over period. In addition, $3.2 million of the increase in SG&A costs for the three months ended March 31, 2021, was related to the 2020 acquisitions of EMT, NMS and ARTeSYN in the second half of 2020.
Other expenses, net
The table below provides detail regarding our other expenses, net:

	Three Months Ended March 31,		Increase/(Decrease)
	2021	2020	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Investment income	$52	$1,364	$(1,312)	(96.2%)
Interest expense	(3,106)	(2,976)	(130)	4.4%
Other expenses	(224)	382	(606)	(158.6%)

Total other expense, net	$(3,278)	$(1,230)	$(2,048)	166.5%

Investment income
Investment income includes income earned on invested cash balances. The decrease of $1.3 million in 2021, as compared to the same period of 2020, was attributable to a decrease in interest rates on our invested cash balances. In March 2020, in response to the outbreak of
COVID-19
and to stay ahead of disruptions and economic slowdown, the Federal Reserve reduced federal funds rates to a range of 0.0% to 0.25%, which will continue to affect our investment income in future periods. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.
Interest expense
Interest expense in the three months ended March 31, 2021 and 2020 is primarily from our 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”), which were issued in July 2019. Interest expense increased $0.1 million for the three months ended March 30, 2021, as compared to the same periods in 2020.
The amortization of debt issuance costs on the 2019 Notes was $2.8 million for the three months ended March 31, 2021. Amortization of debt issuance costs on the 2019 Notes was $2.7 million for the three months ended March 31, 2020.
Contractual coupon interest incurred on the 2019 Notes for the three months ended March 31, 2021 and 2020 was $0.3 million for both periods.

Other expenses
The change in other expenses, net during the three months ended March 31, 2021, compared to the same period of 2020, is primarily attributable to realized foreign currency losses related to amounts due from non-Swedish
krona-based customers and vendors.
Income tax provision
Income tax provision for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2021	2020	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision	$3,655	$861	$2,794	324.5%
Effective tax rate	11.0%	8.1%
For the three months ended March 31, 2021, we recorded an income tax provision of $3.7 million. The effective tax rate was 11.0% for the three months ended March 31, 2021 and is based upon the estimated income for the year ending December 31, 2021 and the composition of income in different jurisdictions. The effective tax rate for the three months ended March 31, 2021 was lower than the U.S. statutory rate of 21% primarily due to business tax credits and windfall benefits on stock option exercises and the vesting of stock units. For the three months ended March 31, 2020, we recorded an income tax provision of $0.9 million. The effective tax rate was 8.1% for the three months ended March 31, 2020 and is based upon the estimated income for the year ending December 31, 2020 and the composition of income in different jurisdictions. The effective tax rate for the three months ended March 31, 2020 was lower than the U.S. statutory rate of 21% primarily due to business tax credits and windfall benefits on stock option exercise and the vesting of stock units.
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
non-GAAP
adjusted income from operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(Amounts in thousands)
GAAP income from operations	$36,383	$11,906
Non-GAAP adjustments to income from operations:
Inventory step-up charges	1,598	—
Acquisition and integration costs	2,551	2,553
Intangible amortization	5,162	3,878

Non-GAAP adjusted income from operations	$45,694	$18,337

Non-GAAP
adjusted net income
Non-GAAP
adjusted net income is measured by taking net income as reported in accordance with GAAP and excluding acquisition and integration costs, intangible amortization, inventory step-up
charges, loss on conversion of debt,
non-cash
interest expense and the tax effects of these items. The following are reconciliations of net income in accordance with GAAP to non-GAAP
adjusted net income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
		Fully Diluted		Fully Diluted
		Earnings per		Earnings per
	Amount	Share	Amount	Share
	(Amounts in thousands, except per share data)
GAAP net income	$29,450	$0.52	$9,815	$0.18
Non-GAAP adjustments to net income:
Inventory step-up charges	1,598	0.03	—	—
Acquisition and integration costs	2,551	0.04	2,553	0.05
Intangible amortization	5,162	0.09	3,878	0.07
Loss on conversion of debt	1	—	—	—
Non-cash interest expense	2,828	0.05	2,691	0.05
Tax effect of non-GAAP charges	(2,822)	(0.05)	(2,177)	(0.04)

Non-GAAP adjusted net income	$38,768	$0.68	$16,760	$0.32

*	Per share totals may not add due to rounding.
Adjusted EBITDA
Adjusted EBITDA is measured by taking net income as reported in accordance with GAAP, excluding investment income, interest expense, taxes, depreciation and amortization, acquisition and integration costs, inventory step-up
charges and loss on conversion of debt booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to adjusted EBITDA for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(Amounts in thousands)
GAAP net income	$29,450	$9,815
Non-GAAP EBITDA adjustments to net income:
Investment income	(52)	(1,364)
Interest expense	3,106	2,976
Tax provision	3,655	861
Depreciation	3,255	2,485
Amortization	5,189	3,905

EBITDA	44,603	18,678
Other non-GAAP adjustments:
Inventory step-up charges	1,598	—
Loss on conversion of debt	1	—
Acquisition and integration costs	2,551	2,553

Adjusted EBITDA	$48,753	$21,231

Liquidity and Capital Resources
We have financed our operations primarily through revenues derived from product sales, the issuance of the 2019 Notes (defined below) in July 2019 and the issuance of common stock in our December 2020, July 2019 and May 2019 public offerings. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

At March 31, 2021, we had cash and cash equivalents (excluding restricted cash) of $711.3 million compared to cash and cash equivalents (excluding restricted cash) of $717.3 million at December 31, 2020.
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
During the first quarter of 2021, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2019 Notes are convertible at the option of the holders of the 2019 Notes during the second quarter of 2021, the quarter immediately following the quarter when the conditions are met, per the First Supplemental Indenture underlying the 2019 Notes. These conditions were met during the fourth quarter of 2020 as well and as a result, the Company received notices from note holders that they would convert $5,000 aggregate principal amount of the 2019 Notes, of which $1,000 principal were settled during the first quarter. The conversion resulted in the issuance of a nominal number of shares of the Company’s common stock to the holder, and the Company recorded a loss of less than $1,000 on the conversion of these notes, which is included in other (expenses) income on our consolidated statements of comprehensive income for the three months ended March 31, 2021. The 2019 Notes have a face value of $287.5 million and a carrying value and a carrying value of $246.6 million and continue to be classified as current liabilities on the Company’s consolidated balance sheet as of March 31, 2021.
We intend to use the net proceeds from the Offerings for working capital and other general corporate purposes, including to fund possible acquisitions of, or investments in, complementary businesses, products, services and technologies, such as the acquisitions executed in 2020 as mentioned in Note 3,
“Acquisitions,”
included in this report. It is the Company’s policy and intent to settle the face value of the 2019 Notes in cash and any excess conversion premium in shares of our common stock.
In July 2020, the Company entered into a First Amendment to the lease agreement for its Marlborough, Massachusetts facility, expanding the leased space by 66,939 square feet. In December 2020, the Company signed the Second Amendment to the lease agreement, changing the commencement date from April 1, 2021 to January 1, 2021. As a result, under the amended lease agreement, the Company will pay an additional $5.7 million in base rent over the life of the lease, which expires on November 30, 2028.
Cash flows

	Three Months Ended March 31,		Increase/(Decrease)
	2021	2020	$ Change
	(Amounts in thousands)
Operating activities	$9,262	$9,530	$(268)
Investing activities	(8,997)	(5,037)	(3,960)
Financing activities	507	1,589	(1,082)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,746)	(4,923)	(1,823)

Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,974)	$1,159	$(7,133)

Operating activities
For the three months ended March 31, 2021, our operating activities provided cash of $9.3 million reflecting net income of $29.5 million and non-cash
charges totaling $20.2 million primarily related to depreciation, amortization, deferred income taxes, amortization of debt discount and issuance costs, and stock-based compensation charges. An increase in accounts receivable consumed $19.8 million of cash and was primarily driven by the 87.7%
year-to-date
increase in revenues. An increase in inventory manufactured of $17.0 million supports expected increases in future revenue. An increase in accounts payable of $3.7 million was primarily due to increased inventory purchases to support customer orders. These are offset by a $4.9 million decrease in accrued liabilities primarily related to payment of employee bonuses during the three months ended March 31, 2021 and related to a decrease in deferred revenue related to products shipped during the first quarter of 2021. The remaining cash used in operating activities resulted from unfavorable changes in various other working capital accounts.

For the three months ended March 31, 2020, our operating activities provided cash of $9.5 million reflecting net income of $9.8 million and non-cash charges
totaling $13.4 million primarily related to depreciation, amortization, amortization of debt discount and issuance costs and stock-based compensation charges. An increase in accounts receivable consumed $2.4 million of cash and was primarily driven by the 25.5%
year-to-date
increase in revenues. An increase in inventory consumed $7.2 million to support future revenue, as well as inventory acquired in the C Technologies acquisition in 2019. A decrease in accounts payable and accrued liabilities of $5.7 million was due to the accrued liabilities acquired in the C Technologies acquisition in 2019, the timing of payments of payables, payment of the 2019 incentive compensation programs and an adjustment to the tax liability for the quarter. The remaining cash used in operating activities resulted from unfavorable changes in various other working capital accounts.
Investing activities
Our investing activities consumed $9.0 million of cash during the three months ended March 31, 2021, primarily related to the ongoing capital expenditures as we continue to increase our manufacturing capacity worldwide. Of these expenditures, $1.5 million represented capitalized costs related to our internal-use
software.
Capital expenditures for the three months ended March 31, 2020 included $0.9 million for capitalized costs related to our internal-use
software.
Financing activities
Cash provided by financing activities of $0.5 million for the three months ended March 31, 2021 included proceeds from stock option exercises during the period. Proceeds from stock option exercises during the three months ended March 31, 2020 were $1.6 million.
Working capital increased by approximately $29.6 million to $613.0 million at March 31, 2021 from $583.4 million at December 31, 2020 due to the various changes noted above.
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
We plan to continue to invest in our bioprocessing business and in key R&D activities associated with the development of new bioprocessing products. We actively evaluate various strategic transactions on an ongoing basis, including licensing or acquiring complementary products, technologies or businesses that would complement our existing portfolio. We continue to seek to acquire such potential assets that may offer us the best opportunity to create value for our shareholders. In order to acquire such assets, we may need to seek additional financing to fund these investments. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of any such acquisition-related financing needs or lower demand for our products, we may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt funding. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, if at all.
Off-Balance
Sheet Arrangements
We do not have any special purpose entities or
off-balance
sheet financing arrangements as of March 31, 2021.
Net Operating Loss Carryforwards
At December 31, 2020, we had net operating loss carryforwards of $6.4 million remaining. We had business tax credits carryforwards of $9.4 million available to reduce future federal income taxes, if any. The business tax credits carryforwards will continue to expire at various dates through December 2039. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service, state and foreign jurisdictions and may be limited in the event of certain changes in the ownership interest of significant shareholders.
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
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form
10-Q
do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form
10-Q
which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, product candidate research, development and regulatory approval, SG&A expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources, our financing plans, and the projected impact of, and response to, the
COVID-19
coronavirus pandemic and the related downturn of the U.S. and global economies constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. The Company undertakes no obligation to publicly update or revise the statements in light of future developments. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with the following: the ultimate impact of the coronavirus pandemic on our business or financial results; the success of current and future collaborative or supply relationships, including our agreements with Cytiva (formerly GE Healthcare), MilliporeSigma and Purolite; our ability to successfully grow our bioprocessing business, including as a result of acquisitions, commercialization or partnership opportunities, and our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all U.S. Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products; the risk of litigation regarding our patent and other intellectual property rights; the risk of litigation with collaborative partners; our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers; the effect of the pandemic of the novel coronavirus disease, including mitigation efforts and economic effects, on our business operations and the operations of our customers and suppliers; our ability to hire and retain skilled personnel; the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition; our ability to compete with larger, better financed life sciences companies; our history of losses and expectation of incurring losses; our ability to generate future revenues; our ability to successfully integrate our recently acquired businesses; our ability to raise additional capital to fund potential acquisitions; our volatile stock price; and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the SEC including under the sections entitled “Risk Factors” in our Form
10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have historically held investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we have been exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise. We do not have any such investments as of March 31, 2021. As a result, a hypothetical 100 basis point increase in interest rates would have no effect on our cash position as of March 31, 2021.
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
or Rule
15d-15
that occurred in the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
in Part I, Item 1A of our Form
10-K
for the period ended December 31, 2020 and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. There are no material changes to the risk factors described in our Form
10-K
for the period ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
(a) Exhibits

Exhibit Number	Document Description

3.1	Restated Certificate of Incorporation, dated June 30, 1992 and amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2	Certificate of Amendment to the Certificate of Incorporation of Repligen Corporation, effective as of May 16, 2014 (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 19, 2014 and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on January 28, 2021 and incorporated herein by reference).

10.1 +#	Repligen Corporation Amended and Restated Non-Employee Directors’ Compensation Policy.

31.1 +	Rule 13a-14(a)/15d-14(a) Certification.

31.2 +	Rule 13a-14(a)/15d-14(a) Certification.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

#	Management contract or compensatory plan or arrangement.
+	Filed herewith.
*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: May 4, 2021	By:	/S/ TONY J. HUNT
Tony J. Hunt
President and Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: May 4, 2021	By:	/S/ JON SNODGRES
Jon Snodgres
Chief Financial Officer
(Principal financial officer)
Repligen Corporation