Form 10-Q
period 2021-09-30
REPLIGEN CORP
filed 2021-10-28
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock on October 25, 2021 was 55,288,528.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

REPLIGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$621,098	$717,292
Accounts receivable, net of reserves of $1,214 and $762 at September 30, 2021 and December 31, 2020, respectively	122,048	71,389
Inventories, net	156,163	95,025
Prepaid expenses and other current assets	11,545	18,676
Total current assets	910,854	902,382
Noncurrent assets:
Property, plant and equipment, net	99,652	66,870
Intangible assets, net	340,163	287,100
Goodwill	833,559	618,305
Deferred tax assets	1,542	2,481
Operating lease right of use assets	55,007	25,176
Other noncurrent assets	620	573
Total noncurrent assets	1,330,543	1,000,505
Total assets	$2,241,397	$1,902,887
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,194	$16,880
Operating lease liability	5,528	5,254
Accrued liabilities	63,394	53,085
Convertible senior notes, current portion, net	252,323	243,737
Total current liabilities	349,439	318,956
Noncurrent liabilities:
Deferred tax liabilities	39,125	27,032
Noncurrent operating lease liability	55,909	26,425
Noncurrent contingent consideration	79,962	—
Other noncurrent liabilities	1,697	1,324
Total noncurrent liabilities	176,693	54,781
Total liabilities	526,132	373,737
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 55,283,988 shares at September 30, 2021 and 54,760,837 shares at December 31, 2020 issued and outstanding	553	548
Additional paid-in capital	1,559,681	1,460,748
Accumulated other comprehensive (loss) income	(9,919)	2,085
Retained earnings	164,950	65,769
Total stockholders’ equity	1,715,265	1,529,150
Total liabilities and stockholders’ equity	$2,241,397	$1,902,887

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Products	$178,177	$94,029	$483,834	$257,521
Royalty and other revenue	39	31	179	91
Total revenue	178,216	94,060	484,013	257,612
Costs and operating expenses:
Cost of product revenue	75,495	39,626	197,232	108,471
Research and development	9,154	4,422	25,155	13,460
Selling, general and administrative	48,373	29,051	131,809	83,277
Total costs and operating expenses	133,022	73,099	354,196	205,208
Income from operations	45,194	20,961	129,817	52,404
Other income (expenses):
Investment income	44	82	137	1,699
Interest expense	(3,220)	(3,052)	(9,470)	(9,032)
Other expenses	(786)	(248)	(1,789)	(632)
Other expenses, net	(3,962)	(3,218)	(11,122)	(7,965)
Income before income taxes	41,232	17,743	118,695	44,439
Income tax provision	7,734	3,191	19,514	4,211
Net income	$33,498	$14,552	$99,181	$40,228
Earnings per share:
Basic	$0.61	$0.28	$1.81	$0.77
Diluted	$0.58	$0.27	$1.74	$0.75
Weighted average common shares outstanding:
Basic	55,015	52,545	54,918	52,341
Diluted	57,368	53,469	57,072	53,300

Net income	$33,498	$14,552	$99,181	$40,228
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,550)	4,390	(12,004)	5,304
Comprehensive income	$27,948	$18,942	$87,177	$45,532

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands, except share data)

	Nine Months Ended September 30, 2021
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2020	54,760,837	$548	$1,460,748	$2,085	$65,769	$1,529,150
Net income	—	—	—	—	99,181	99,181
Issuance of common stock for debt conversion	7	0	2	—	—	2
Exercise of stock options and vesting of stock units	257,387	2	1,989	—	—	1,991
Issuance of common stock pursuant to the acquisition of Avitide Inc.	271,096	3	77,573	—	—	77,576
Tax withholding on vesting of restricted stock units	(5,339)	(0)	(1,252)	—	—	(1,252)
Stock-based compensation expense	—	—	20,476	—	—	20,476
True up of costs related to the December 2020 issuance of common stock	—	—	145	—	—	145
Translation adjustment	—	—	—	(12,004)	—	(12,004)
Balance at September 30, 2021	55,283,988	$553	$1,559,681	$(9,919)	$164,950	$1,715,265

	Three Months Ended September 30, 2021
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2021	54,969,481	$550	$1,475,436	$(4,369)	$131,452	$1,603,069
Net income	—	—	—	—	33,498	33,498
Issuance of common stock for debt conversion	4	0	1	—	—	1
Exercise of stock options and vesting of stock units	48,746	0	1,131	—	—	1,131
Issuance of common stock pursuant to the acquisition of Avitide Inc.	271,096	3	77,573	—	—	77,576
Tax withholding on vesting of restricted stock units	(5,339)	(0)	(1,252)	—	—	(1,252)
Stock-based compensation expense	—	—	6,792	—	—	6,792
Translation adjustment	—	—	—	(5,550)	—	(5,550)
Balance at September 30, 2021	55,283,988	$553	$1,559,681	$(9,919)	$164,950	$1,715,265

	Nine Months Ended September 30, 2020
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2019	52,078,258	$521	$1,068,431	$(15,027)	$5,843	$1,059,768
Net income	—	—	—	—	40,228	40,228
Exercise of stock options and vesting of stock units	528,442	5	7,073	—	—	7,078
Stock-based compensation expense	—	—	12,492	—	—	12,492
Translation adjustment	—	—	—	5,304	—	5,304
Balance as of September 30, 2020	52,606,700	$526	$1,087,996	$(9,723)	$46,071	$1,124,870

	Three Months Ended September 30, 2020
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2020	52,494,884	$525	$1,082,096	$(14,113)	$31,519	$1,100,027
Net income	—	—	—	—	14,552	14,552
Exercise of stock options and vesting of stock units	111,816	1	1,675	—	—	1,676
Stock-based compensation expense	—	—	4,225	—	—	4,225
Translation adjustment	—	—	—	4,390	—	4,390
Balance as of September 30, 2020	52,606,700	$526	$1,087,996	$(9,723)	$46,071	$1,124,870

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$99,181	$40,228
Adjustments to reconcile net income to net cash provided by operating activities:
Inventory step-up amortization	1,868	—
Depreciation and amortization	27,430	19,581
Amortization of debt discount and issuance costs	8,592	8,175
Stock-based compensation expense	20,476	12,492
Deferred income taxes, net	6,071	72
Other	677	228
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(51,927)	(11,358)
Unbilled receivables	(23)	456
Inventories	(61,598)	(22,767)
Prepaid expenses and other assets	471	(2,908)
Other assets	751	(260)
Accounts payable	8,968	3,317
Accrued expenses	10,051	(2,712)
Long-term liabilities	(1,592)	3,210
Total cash provided by operating activities	69,396	47,754
Cash flows from investing activities:
Acquisitions, net of cash acquired	(120,979)	(28,445)
Additions to capitalized software costs	(2,945)	(3,585)
Purchases of property, plant and equipment	(34,969)	(11,067)
Total cash used in investing activities	(158,893)	(43,097)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,991	7,088
Payment of tax withholding obligation on vesting of restricted stock	(1,252)	(10)
Repayment of convertible senior notes	(9)	—
Total cash provided by financing activities	730	7,078
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,427)	4,160
Net (decrease) increase in cash, cash equivalents and restricted cash	(96,194)	15,895
Cash, cash equivalents and restricted cash, beginning of period	717,292	537,407
Cash and cash equivalents, end of period	$621,098	$553,302
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$32,518	$1,456
Fair value of 271,096 shares of common stock issued for acquisition of Avitide, Inc.	$77,576	$—
Fair value of earnouts related to acquisition of Avitide, Inc.	$79,962	$—

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Repligen Sweden AB, Repligen GmbH, Spectrum® LifeSciences LLC and its subsidiaries (“Spectrum”), C Technologies, Inc. (“C Technologies”), Non-Metallic Solutions, Inc. (“NMS”), ARTeSYN Biosolutions Holdings Ireland Limited (“ARTeSYN”), Polymem S.A. (“Polymem”), Avitide, Inc. (“Avitide”) and Repligen Singapore Pte. Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Standard Updates – Not Yet Adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact of the adoption of ASU 2020-06 on the Company's consolidated financial statements.

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$448,908	$—	$—	$448,908

Liabilities:
Contingent consideration - earnout obligation	$—	$—	$79,962	$79,962

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$549,030	$—	$—	$549,030

Cash and cash equivalents

As of September 30, 2021 and December 31, 2020, cash and cash equivalents on the Company's consolidated balance sheets included $448.9 million and $549.0 million, respectively, in money market accounts. These funds are valued on a recurring basis using Level 1 inputs.

Contingent Consideration – Earnout

On September 20, 2021, the Company completed the acquisition of Avitide (the "Avitide Acquisition"), a privately-held affinity ligand discovery and development company headquartered in Lebanon, New Hampshire. The transaction consisted of upfront payments of $150.0 million and up to an additional $125.0 million (undiscounted) in contingent consideration earnout payments made equally in cash and the Company's common stock over a three-year performance period beginning January 1, 2022 and ending December 31, 2024. Refer to Note 3, "Acquisitions" below for additional information.

A reconciliation of the change in the fair value of contingent consideration - earnout is included in the following table (amounts in thousands):

Balance as of December 31, 2020	$—
Acquisition date fair value of contingent consideration - earnout	79,962
Change in fair value	—
Balance as of September 30, 2021	$79,962

The recurring Level 3 fair value measurement of our contingent consideration earnout that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Earnout	Fair Value as of September 20, 2021 (amounts in thousands)	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
			Probability of
Commercialization-based		Monte Carlo	Success	100%	100%
payments	$28,553	Simulation	Earnout Discount Rate	1.4%-2.6%	2%

			Volatility	32.8%	32.8%
Revenue and Volume-		Monte Carlo	Revenue & Volume
based payments	$51,409	Simulation	Discount Rate	9.4%	9.4%
			Earnout Discount Rate	1.4%-2.6%	2%
(1)
Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

The Company estimates the fair value of the contingent consideration earnouts at each subsequent reporting period using a Monte Carlo simulation. Changes in the projected performance of the acquired business could result in a higher or lower contingent consideration obligation in the future.

There were no changes in revenue projections during the period from September 20, 2021, the date of the Avitide Acquisition, and September 30, 2021 that would cause a material change in amounts reported as of September 30, 2021.

Fair Value Measured on a Nonrecurring Basis

During the nine months ended September 30, 2021, there were no re-measurements to fair value of financial assets and liabilities that are measured at fair value on a nonrecurring basis.

Convertible Senior Notes

In July 2019, the Company issued $287.5 million aggregate principal amount of the Company’s 0.375% convertible senior notes due July 15, 2024 (the “2019 Notes”). Interest is payable semi-annually in arrears on January 15 and July 15 of each year. The 2019 Notes will mature on July 15, 2024, unless earlier converted or repurchased in accordance with their terms. At September 30, 2021 and December 31, 2020, the carrying value of the 2019 Notes was $252.3 million and $243.7 million, respectively, net of unamortized discount, and the fair value of the 2019 Notes was $732.9 million and $501.0 million, respectively. The fair value of the 2019 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2019 Notes as of September 30, 2021. The 2019 Notes are discussed in more detail in Note 12, “Convertible senior notes” to Part II, Item 8, “Financial Statements and Supplementary Data” to our 2020 Annual Report on Form 10-K (“Form 10-K"), which was filed with the SEC on February 24, 2021.

3.
Acquisitions

2021 Acquisitions

Avitide, Inc.

On September 16, 2021, the Company entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”) with Avalon Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of the Company (“First Merger Sub”), Avalon Merger Sub LLC, a Delaware limited liability company and a wholly owned direct subsidiary of the Company (“Second Merger Sub” and together with First Merger Sub, the “Merger Subs”), Avitide, Inc., a Delaware corporation, and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative, agent and attorney-in-fact of Avitide's securityholders (the “Securityholder Representative”) to purchase Avitide. The transaction closed on September 20, 2021 and on the terms set forth in the Merger Agreement.

Avitide, which is headquartered in Lebanon, New Hampshire, offers diverse libraries and leading technology in affinity ligand discovery and development resulting in best-in-class ligand discovery and development lead-times. The acquisition gives the Company a new platform for affinity resin development, including gene therapy, and advances and expands the Company’s proteins and chromatography franchise to address the unique purification needs of gene therapies and other emerging modalities.

Consideration Transferred

The Avitide Acquisition was accounted for as a purchase of a business under ASC 805, “Business Combinations” and engaged a third-party valuation firm to assist with the valuation of the business acquired. Under the terms of the Merger Agreement, all outstanding shares of capital stock of Avitide were cancelled and converted into the right to receive merger consideration with a value totaling up to $275.0 million, which consisted of upfront payments in aggregate of $150.0 million ($149.4 million, net of cash acquired) and up to an additional $125.0 million (undiscounted) in contingent consideration earnout payments if certain performance targets are achieved. Total consideration paid also included $0.8 million deposited into an escrow account against which the Company may make claims for indemnification. The Avitide Acquisition was funded through payment of $75.0 million in cash, the issuance of 271,096 unregistered shares of the Company’s common stock totaling $77.6 million and contingent consideration with fair value of approximately $80.0 million. Under the acquisition method of accounting, the assets acquired and liabilities assumed of Avitide were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net liabilities assumed is estimated to be $5.2 million, the fair value of the intangible assets acquired is estimated to be $44.3 million, and the residual goodwill is estimated to be $193.5 million. The estimated consideration and preliminary purchase price information has been prepared using a preliminary valuation. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company incurred $0.6 million of transaction and integration costs associated with the Avitide Acquisition from the date of acquisition to September 30, 2021. The transaction costs are included in operating expenses in the consolidated statements of comprehensive income for the period ended September 30, 2021.

The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

Total consideration transferred is as follows (amounts in thousands):

Cash consideration	$75,004
Equity consideration	77,576
Contingent consideration - earnout	79,962
Fair value of net assets acquired	$232,542

Fair Value of Net Assets Acquired

The preliminary allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, based on the preliminary valuation. The fair value of the contingent consideration – earnout was measured using a Monte Carlo simulation. The purchase accounting for this acquisition is not finalized. As additional information becomes available, the Company may further revise its preliminary purchase price allocation, including the fair value of the contingent consideration - earnout during the remainder of the measurement period. Any such revisions or changes may have a material impact on our accounting treatment of the Avitide Acquisition. The final allocation may include changes to: (1)

deferred revenue; (2) inventory; (3) deferred tax liabilities, net; (4) allocations to intangible assets such as tradenames, developed technology and customer relationships as well as goodwill; (5) final consideration paid related to working capital adjustments; (6) noncurrent contingent consideration; and (7) other assets and liabilities.

The components and estimated allocation of the purchase price consist of the following (amounts in thousands):

Cash and cash equivalents	$572
Accounts receivable	228
Inventory	400
Prepaid expenses and other current assets	114
Property and equipment	1,862
Operating lease right of use asset	2,459
Customer relationships	23,310
Developed technology	19,610
Trademark and tradename	1,150
Non-competition agreements	200
Goodwill	193,463
Accounts payable	(215)
Accrued liabilities	(2,183)
Operating lease liability	(782)
Operating lease liability, long-term	(1,606)
Long term deferred tax liability	(5,982)
Other liabilities	(58)
Fair value of net assets acquired	$232,542

Acquired Goodwill

The goodwill of $193.5 million represents future economic benefits expected to arise from anticipated synergies from the integration of Avitide. These synergies include certain cost savings, operating efficiencies and other strategic benefits projected to be achieved as a result of the Avitide Acquisition. Substantially all of the goodwill recorded is expected to be nondeductible for income tax purposes.

Intangible Assets

The following table sets forth the components of the identified intangible assets associated with the Avitide Acquisition and their estimated useful lives:

	Useful life	Fair Value
		(Amounts in thousands)

Customer relationships	13 years	$23,310
Developed technology	15 years	19,610
Trademark and tradename	18 years	1,150
Non-competition agreements	3 years	200
		$44,270

Polymem S.A.

On June 22, 2021, the Company entered into a Stock Purchase Agreement with Polymem S.A. (“Polymem”), a company organized under the laws of France, and Jean-Michel Espenan and Franc Saux, acting together jointly and severally as the representatives of the sellers for approximately $47.0 million. The transaction closed on July 1, 2021 (the “Polymem Acquisition.”).

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

Consideration Transferred

The Company accounted for the Polymem Acquisition as a purchase of a business under ASC 805, “Business Combinations” and engaged a third-party valuation firm to assist with the valuation of the business acquired. Payment for the transaction was denominated in Euros but is reflected here in U.S. dollars for presentation purposes based on an exchange rate of 0.8437 as of July 1, 2021, the date of acquisition. Total consideration paid was approximately $47.0 million, which included approximately $4.3 million deposited into an escrow account against which the Company may make claims for indemnification. The fair value of the net assumed liabilities is approximately $2.2 million, the fair value of the intangible assets acquired is approximately $25.7 million, and the residual goodwill is approximately $23.5 million. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company incurred $1.9 million of transaction and integration costs associated with the Polymem Acquisition from the date of acquisition to September 30, 2021. The transaction costs are included in operating expenses in the consolidated statements of comprehensive income for the period ended September 30, 2021.

Fair Value of Net Assets Acquired

The preliminary allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, based on the preliminary valuation. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from July 1, 2021). Any such revisions or changes may have a material impact on our accounting treatment of the Polymem Acquisition.

The components and estimated allocation of the purchase price consist of the following (amounts in thousands):

Cash and cash equivalents	$353
Net working capital (excluding cash and inventory step-up)	375
Inventory step-up	543
Operating lease right of use assets	1,424
Property and equipment	3,145
Other assets	41
Customer relationships	17,234
Developed technology	7,545
Trademark and tradenames	557
Non-compete agreements	344
Goodwill	23,453
Operating lease liability	(1,253)
Long term deferred tax liability	(6,646)
Other long-term liabilities	(142)
Fair value of net assets acquired	$46,973

The preliminary purchase price allocation is subject to adjustment as purchase accounting is finalized. The final purchase price allocation will be determined upon completion of final valuation analysis and the fair value allocation of assets acquired and liabilities assumed could differ materially from the preliminary valuation analysis. The final allocation may include changes to: (1) deferred tax liabilities; (2) allocations to intangible assets such as tradenames, developed technology an customer relationships as well as goodwill; (3) final consideration related to working capital adjustments; and (4) other assets and liabilities

Acquired Goodwill

The goodwill of approximately $23.5 million represents future economic benefits expected to arise from anticipated synergies from the integration of Polymem. These synergies include certain cost savings, operating efficiencies and other strategic benefits projected to be achieved as a result of the Polymem Acquisition. Substantially all of the goodwill recorded is expected to be nondeductible for income tax purposes.

Intangible Assets

The following table sets forth the components of the identified intangible assets associated with the Polymem Acquisition and their estimated useful lives:

	Useful life	Fair Value
		(Amounts in thousands)

Customer relationships	14 years	$17,234
Developed technology	13 years	7,545
Trademark and tradename	14 years	557
Non-competition agreements	5 years	344
		$25,680

2020 Acquisitions

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

ARTeSYN is headquartered in Waterford, Ireland and conducts its operations in Ireland, the United States and Estonia. Its suite of single-use solutions has been created with the goal of enabling “abundance in medicine” by allowing greater efficiency in biologics manufacturing. The ARTeSYN team has created a number of solutions targeting the single-use space from single-use valves with fully disposable valve liners, XO® skeletal supports, a hybrid small parts offering for de-bottlenecking traditional facilities, and fully automated SU process systems that have quickly become leading solutions in the bioprocessing industry. ARTeSYN has established downstream processing leadership with a suite of state of the art single-use systems for chromatography, filtration, continuous manufacturing and media/buffer prep workflows. In addition, the Company has integrated unique flow path assemblies utilizing the Company’s silicone extrusion and molding technology, to deliver highly differentiated, low hold-up volume systems that minimize product loss during processing. The ARTeSYN portfolio expands on the market success of the Company’s hollow fiber systems and complements its chromatography and TFF filtration product lines.

Consideration Transferred

The ARTeSYN Acquisition was accounted for as a purchase of a business under ASC 805, “Business Combinations”. The ARTeSYN Acquisition was funded through payment of $130.7 million in cash, as well as issuance of 372,990 unregistered shares of the Company’s common stock totaling $69.4 million, contingent consideration of approximately $1.5 million, and settlement of preexisting invoices with the Company of approximately $2.3 million, for a total purchase price of $204.0 million. Under the acquisition method of accounting, the assets acquired and liabilities assumed of ARTeSYN were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net tangible assets acquired is estimated to be $8.0 million, the fair value of the intangible assets acquired is estimated to be $67.4 million, and the residual goodwill is estimated to be $128.6 million. The estimated consideration and purchase price information was prepared using a valuation. Payment of the final consideration for working capital was made in April 2021.

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

Acquisition related costs are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred. The Company incurred $4.0 million in transaction and integration costs associated with the ARTeSYN Acquisition from the date of acquisition to December 31, 2020, and an additional $3.4 million of transaction and integration costs during 2021. The transaction costs are included in operating expenses in the consolidated statements of comprehensive income for the period ended September 30, 2021.

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

Fair Value of Net Assets Acquired

The preliminary allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, based on the preliminary valuation. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from December 3, 2020). Any such revisions or changes may be material. The final allocation may include changes to deferred tax liabilities, net and goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to our consolidated statements of comprehensive income. During 2021, the Company recorded net working capital adjustments of $0.1 million related to settlement of pre-acquisition liabilities, which offset goodwill in the table below.

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

NMS, headquartered in Auburn, Massachusetts, is a manufacturer of fabricated plastics, custom containers, and related assemblies and components used in the manufacturing of biologic drugs. The acquisition of NMS allows Repligen to expand its line of single-use systems and associated integrated flow path assemblies and streamline the supply chain for current products, providing more flexibility to scale and expand the Company's single-use and systems portfolios.

Consideration Transferred

The NMS Acquisition was accounted for as a purchase of a business under ASC 805, “Business Combinations.” Total consideration paid was $16.1 million, which included $1.3 million deposited into an escrow account against which the Company may make claims for indemnification. The fair value of the net tangible assets acquired was $0.9 million, the fair value of the intangible assets acquired was $8.5 million, and the residual goodwill was $6.7 million. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company incurred $0.2 million of transaction and integration costs associated with the NMS Acquisition from the date of acquisition to December 31, 2020, and $0.4 million for the nine months ended September 30, 2021. The transaction costs are included in SG&A expenses in the consolidated statements of comprehensive income.

Fair Value of Net Assets Acquired

The allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, based on the preliminary valuation. We have made appropriate adjustments to the purchase price allocation during the measurement period, which ended on October 20, 2021.

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

Disaggregation of Revenue

Revenues for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Amounts in thousands)
Product revenue	$178,177	$94,029	$483,834	$257,521
Royalty and other income	39	31	179	91
Total revenue	$178,216	$94,060	$484,013	$257,612

When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. Because all of its revenues are from bioprocessing customers, there are no differences in the nature, timing and uncertainty of the Company’s revenues and cash flows from any of its product lines. However, given that the Company’s revenues are generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenues and cash flows. In addition, a significant portion of the Company’s revenues is generated from a small number of customers; therefore, economic factors specific to these customers could impact the nature, timing and uncertainty of the Company’s revenues and cash flows.

Disaggregated revenue from contracts with customers by geographic region can be found in Note 14, “Segment Reporting,” included in this report.

Revenue from customers that represented 10% or more of the Company’s total revenue for the three months ended September 30, 2021 and 2020 came from sales to Pfizer Inc. during the three months ended September 30, 2021, which generated $19.1 million, or 11% of the Company's total revenue for the period. Revenue from customers that represented 10% or more of the Company's total revenue for the nine months ended September 30, 2021 and 2020 came from sales to MilliporeSigma during the nine months ended September 30, 2020, which generated $29.4 million in revenue, or 11% of the Company's total revenue for the period. There was no revenue from customers that represented 10% or more of the Company's total revenue for the other periods presented.

For more information regarding our product revenue, see Note 5, “Revenue Recognition” included in Part II, Item 8, “Financial Statements and Supplementary Data” to our Form 10-K.

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of September 30, 2021 (amounts in thousands):

2021
Balances from contracts with customers only:
Accounts receivable, net of reserves	$122,048
Deferred revenue (included in accrued liabilities in the consolidated balance sheets)	$16,337

Revenue recognized during the nine-month period ended September 30, 2021 relating to:
The beginning deferred revenue balance	$13,071

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

5.
Goodwill and Intangible Assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350, “Intangibles – Goodwill and Other”. The following table represents the change in the carrying value of goodwill for the nine months ended September 30, 2021 (amounts in thousands):

Balance at December 31, 2020	$618,305
Measurement period adjustment - NMS	(71)
Measurement period adjustments - ARTeSYN	(60)
Acquisition of Polymem	23,453
Acquisition of Avitide	193,463
Cumulative translation adjustment	(1,531)
Balance at September 30, 2021	$833,559

During each of the fourth quarters of 2020, 2019 and 2018, the Company completed its annual impairment assessments and concluded that goodwill was not impaired in any of those years. The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three and nine months ended September 30, 2021.

Intangible Assets

Intangible assets with a definitive life are amortized over their useful lives using the straight-line method, and the amortization expense is recorded within cost of product revenue and SG&A expenses in the Company’s statements of comprehensive income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions existed that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for the Company’s products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at September 30, 2021.

Indefinite-lived assets are reviewed for impairment at least annually. There has been no impairment of the Company’s intangible assets for the periods presented.

Intangible assets, net consisted of the following at September 30, 2021:

	September 30, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$141,039	$(19,426)	$121,613	17
Patents	240	(240)	—	8
Customer relationships	257,297	(47,363)	209,934	15
Trademarks	7,367	(771)	6,596	19
Other intangibles	2,826	(1,506)	1,320	4
Total finite-lived intangible assets	408,769	(69,306)	339,463	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$409,469	$(69,306)	$340,163

Intangible assets consisted of the following at December 31, 2020:

	December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$114,217	$(14,444)	$99,773	17
Patents	240	(240)	—	8
Customer relationships	217,790	(37,333)	180,457	16
Trademarks	5,893	(541)	5,352	20
Other intangibles	2,142	(1,324)	818	3
Total finite-lived intangible assets	340,282	(53,882)	286,400	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$340,982	$(53,882)	$287,100

Amortization expense for finite-lived intangible assets was $5.7 million and $4.0 million for each of the three months ended September 30, 2021 and 2020, respectively, and $16.1 million and $11.8 million for each of the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the Company expects to record the following amortization expense in future periods (amounts in thousands):

Estimated
Amortization
For the Nine Months Ended September 30,	Expense
2021 (remaining three months)	$7,004
2022	25,840
2023	25,722
2024	25,088
2025	24,821
2026 and thereafter	230,988
Total	$339,463

6.
Consolidated Balance Sheet Detail

Inventories, net

Inventories, net consists of the following:

	September 30,	December 31,
	2021	2020
	(Amounts in thousands)
Raw materials	$105,157	$48,746
Work-in-process	7,860	8,084
Finished products	43,146	38,195
Total inventories, net	$156,163	$95,025

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2021	2020
	(Amounts in thousands)
Land	$1,023	$1,023
Buildings	764	1,007
Leasehold improvements	51,778	31,331
Equipment	65,764	43,072
Furniture, fixtures and office equipment	8,355	8,714
Computer hardware and software	21,436	15,397
Construction in progress	14,723	14,927
Other	497	455
Total property, plant and equipment	164,340	115,926
Less - Accumulated depreciation	(64,688)	(49,056)
Total property, plant and equipment, net	$99,652	$66,870

Depreciation expenses totaled $4.3 million and $2.8 million for each of the three months ended September 30, 2021 and 2020, respectively, and $11.3 million and $7.8 million for each of the nine months ended September 30, 2021 and 2020, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2021	2020
	(Amounts in thousands)
Employee compensation	$34,056	$20,288
Income taxes payable	8,435	1,423
Royalty and license fees	1,497	466
Warranties	1,759	1,576
Professional fees	2,179	1,425
Deferred revenue	16,337	15,318
Other	(869)	12,589
Total accrued liabilities	$63,394	$53,085

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

During the third quarter of 2021, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2019 Notes are convertible at the option of the holders of the 2019 Notes during the fourth quarter of 2021, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the 2019 Notes. These conditions have been met since the third quarter of 2020. As a result, $6,000 aggregate principal amount of the 2019 Notes have been converted by the noteholders since December 31, 2020. The conversions resulted in the issuance of a nominal number of shares of the Company’s common stock to the note holders, and the Company recorded a loss of approximately $1,000 and approximately $6,000 on the conversion of these notes, which is included in other expenses, net on our consolidated statements of comprehensive income for the three and nine months ended September 30, 2021. The Company continues to classify the carrying value of the 2019 Notes as current liabilities on the Company’s consolidated balance sheet at September 30, 2021.

The net carrying value of the liability component of the 2019 Notes is as follows:

	September 30,	December 31,
	2021	2020
	(Amounts in thousands)
0.375% Convertible Senior Notes due 2024:
Principal amount	$287,493	$287,500
Unamortized debt discount	(30,793)	(38,317)
Unamortized debt issuance costs	(4,377)	(5,446)
Net carrying amount	$252,323	$243,737

Interest expense recognized on the 2019 Notes for the three months ended September 30, 2021 was $0.3 million, $2.5 million and $0.4 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. Interest expense recognized on the 2019 Notes for the nine months ended September 30, 2021 was $0.8 million, $7.5 million and $1.1 million for the contractual coupon interest, the accretion of the debt discount and the amortization of the debt issuance costs, respectively. The effective interest rate on the 2019 Notes is 5.1%, which included the interest on the 2019 Notes, amortization of the debt discount and debt issuance costs. At September 30, 2021 and December 31, 2020, the carrying value of the 2019 Notes was $252.3 million and $243.7 million, respectively, net of unamortized discount, and the fair value of the 2019 Notes was $732.9 million and $501.0 million, respectively. The fair value of the 2019 Notes was determined based on the most recent trade activity of the 2019 Notes at September 30, 2021.

8.
Stockholders’ Equity

Stock Option and Incentive Plans

Under the Company’s current 2018 Stock Option and Incentive Plan (the “2018 Plan”), the number of shares of the Company’s common stock that are reserved and available for issuance is 2,778,000, plus the number of shares of common stock available for issuance under the Company’s previous plans. The shares of common stock underlying any awards under the 2018 Plan and previous plans (together, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At September 30, 2021, 2,134,916 shares were available for future grants under the 2018 Plan.

Stock-Based Compensation

For each of the three months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense of $6.8 million and $4.2 million, respectively, for share-based awards granted under the Plans. For the nine months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense of $20.5 million and $12.5 million, respectively. The following table presents stock-based compensation expense in the Company’s consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Amounts in thousands)
Cost of product revenue	$489	$563	$1,444	$1,421
Research and development	698	326	2,209	1,092
Selling, general and administrative	5,605	3,336	16,823	9,979
Total stock-based compensation	$6,792	$4,225	$20,476	$12,492

The 2018 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Employee grants under the Plans generally vest over a three to five-year period, with 20%-33% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter.

Nonqualified options issued to non-employee directors under the Plans generally vest over one year. In the first quarter of 2018, to create a longer-term retention incentive, the Company’s Compensation Committee granted long-term incentive compensation awards to its Chief Executive Officer consisting of both stock options and restricted stock units (“RSUs”) that are subject to time-based vesting over nine years. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At September 30, 2021, options to purchase 658,600 shares and 619,761 stock units were outstanding under the Plans.

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

Information regarding option activity for the nine months ended September 30, 2021 under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2020	696,711	$43.88	6.90	$102,958
Granted	38,824	$202.88
Exercised	(70,935)	$28.00
Forfeited/expired/cancelled	(6,000)	$48.05
Options outstanding at September 30, 2021	658,600	$54.93	6.55	$154,152
Options exercisable at September 30, 2021	343,909	$38.68	5.87	$86,085
Vested and expected to vest at September 30, 2021(1)	637,504		6.53	$149,348

(1)
Represents the number of vested options as of September 30, 2021 plus the number of unvested options expected to vest as of September 30, 2021 based on the unvested outstanding options at September 30, 2021 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on September 30, 2021, the last business day of the third quarter of 2021, of $288.99 per share and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 30, 2021. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020 was $14.5 million and $30.7 million, respectively.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2021 and 2020 was $88.01 and $48.13, respectively. The total fair value of stock options that vested during the nine months ended September 30, 2021 and 2020 was $2.6 million during each period.

The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant. Information regarding stock unit activity, which includes activity for RSUs and performance stock units, for the nine months ended September 30, 2021 under the Plans is summarized below:

	Shares	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Unvested at December 31, 2020	665,540	3.32	$127,904
Awarded	164,968
Vested	(185,922)
Forfeited/expired/cancelled	(24,825)
Unvested at September 31, 2021	619,761	2.94	$179,105
Unvested and expected to vest at September 30, 2021(1)	623,642	2.61	$180,226

(1)
Represents the number of vested stock units as of September 30, 2021 plus the number of unvested stock units expected to vest as of September 30, 2021 based on the unvested outstanding stock units at September 30, 2021 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (equal to the closing price of the common stock on September 30, 2021, the last business day of the third quarter of 2021, of $288.99 per share, as stock units do not have an exercise price) that would have been received by the stock unit holders had all holders exercised on September 30, 2021. The aggregate intrinsic value of stock units vested during the nine months ended September 30, 2021 and 2020 was $39.2 million and $25.0 million, respectively.

The weighted average grant date fair value of stock units vested during the nine months ended September 30, 2021 and 2020 was $58.10 and $43.73, respectively. The total fair value of stock units that vested during the nine months ended September 30, 2021 and 2020 was $10.8 million and $9.8 million, respectively.

As of September 30, 2021, there was $61.3 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.08 years. The Company expects 1,950,908 unvested options and stock units to vest over the next five years.

9.
Commitments and Contingencies

In June 2018, the Company secured an agreement with Navigo Proteins (“Navigo”) for the exclusive co-development of multiple affinity ligands for which Repligen holds commercialization rights. The Company is manufacturing and supplying the first of these ligands, NGL-Impact®, exclusively to Purolite Life Sciences (“Purolite”), who is pairing the Company’s high-performance ligand with Purolite’s agarose jetting base bead technology used in their Jetted A50 Protein A resin product. The Company also signed a long-term supply agreement with Purolite for NGL-Impact and other potential additional affinity ligands that may advance from the Company’s Navigo collaboration. In September 2020, the Company and Navigo successfully completed co-development of an affinity ligand targeting the SARS-CoV-2 spike protein, to be utilized in the purification of COVID-19 vaccines. The Company has proceeded with scaling up and manufacturing this ligand and the development and validation of the related affinity chromatography resin, which is marketed by the Company. In September 2021, the Company and Navigo successfully completed co-development of a novel affinity ligand that addresses aggravation issues associated with pH sensitive antibodies and Fc-fusion proteins. The Company is manufacturing and supplying this ligand, NGL-Impact® HipH, to Purolite for use in a platform use resin product. The Navigo and Purolite agreements are supportive of the Company’s strategy to secure and reinforce the Company’s proteins business. The Company made royalty payments to Navigo of $0.5 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively and payments of $1.3 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

10.
Accumulated Other Comprehensive (Loss) Income

The following shows the changes in the components of accumulated other comprehensive (loss) income for the nine months ended September 30, 2021 which consisted of only foreign currency translation adjustments for the periods shown (amounts in thousands):

Foreign
Currency
Translation
Adjustment

Balance as of December 31, 2020	$2,085
Other comprehensive loss	(12,004)
Balance at September 30, 2021	$(9,919)

11.
Income Taxes

For the three and nine months ended September 30, 2021, we recorded an income tax provision of $7.7 million and $19.5 million, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2021 was 18.8% and 16.4%, respectively, compared to 18.0% and 9.5% for the corresponding periods in the prior year. The increase in effective tax rates was primarily due to higher income before income taxes, lower windfall benefits recognized on stock option exercises and the vesting of stock units partially offset by lower U.S. taxation of foreign earnings. The effective tax rates for the three and nine months ended September 30, 2021 and 2020 were lower than the U.S. statutory rate of 21% primarily due to business tax credits and windfall benefits on stock option exercises and the vesting of stock units.

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

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Amounts in thousands, except per share data)

Net income	$33,498	$14,552	$99,181	$40,228

Weighted average shares used in computing net income per share - basic	55,015	52,545	54,918	52,341
Effect of dilutive shares:
Options and stock units	919	916	913	951
Convertible senior notes	1,373	8	1,180	8
Dilutive effect of unvested performance stock units	61	—	61	—
Dilutive potential common shares	2,353	924	2,154	959
Weighted average shares used in computing net income per share - diluted	57,368	53,469	57,072	53,300

Earnings per share:
Basic	$0.61	$0.28	$1.81	$0.77
Diluted	$0.58	$0.27	$1.74	$0.75

At September 30, 2021, there were outstanding options to purchase 658,600 shares of the Company’s common stock at a weighted average exercise price of $54.93 per share and 619,761 shares of common stock issuable upon the vesting of stock units, which include RSUs and performance stock units. For the three and nine months ended September 30, 2021, 44,912 shares and 63,770 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

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

In July 2019, the Company issued $287.5 million aggregate principal amount of the 2019 Notes. As provided by the terms of the indenture underlying the 2019 Notes, conversion of the 2019 Notes will be settled in cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. As of September 30, 2021, the 2019 Notes were convertible. The Company currently intends to settle the par value of the 2019 Notes in cash and any excess conversion premium in shares.

As provided by the terms of the indenture underlying the 2019 Notes, the Company has a choice to settle the conversion obligation for the 2019 Notes in cash, shares or any combination of the two. The Company currently intends to settle the par value of the 2019 Notes in cash and any excess conversion premium in shares. The Company applies the provisions of ASC 260, “Earnings Per Share”, Subsection 10-45-44, to determine the diluted weighted average shares outstanding as it relates to the conversion spread on its convertible notes. Accordingly, the par value of the 2019 Notes is not included in the calculation of diluted income per share, but the dilutive effect of the conversion premium is considered in the calculation of diluted net income per share using the treasury stock method. The dilutive impact of the 2019 Notes is based on the difference between the Company’s current period average stock price and the conversion price of the 2019 Notes, provided there is a premium. Pursuant to this accounting standard, there is no dilution from the accreted principal of the 2019 Notes. For the three and nine months ended September 30, 2021, the dilutive effect of the conversion premium included in the calculation of diluted earnings was 1,373,341 shares and 1,180,425 shares, respectively. There was no dilutive effect of the conversion premium included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2020.

On September 20, 2021, as a result of the Avitide Acquisition, the Company assumed a contingent consideration obligation for earnout payments in an aggregate amount of $80.0 million which will be paid equally in cash and the Company’s common stock, contingent upon the achievement of certain performance thresholds and targets each year over a three year period as discussed in Note 2, “Fair Value Measurements,” to these consolidated financial statements. As of September 30, 2021, none of the contingent triggers have occurred.

13.
Related Party Transactions

Certain facilities leased by Spectrum are owned by Roy Eddleman, the former owner of Spectrum. As of September 30, 2021, Mr. Eddleman owned greater than 5% of the Company’s outstanding shares and the Company considers him to be a related party. The lease amounts paid to this shareholder prior to the public offering were negotiated in connection with the acquisition of Spectrum. The Company incurred rent expense totaling $0.2 million and $0.1 million for each of the three months ended September 30, 2021 and 2020, respectively, related to these leases and incurred rent expense of $0.5 million for each of the nine months ended September 30, 2021 and 2020, respectively.

14.
Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue by customers' geographic locations:
North America	44%	50%	42%	48%
Europe	42%	36%	40%	38%
APAC/Other	14%	14%	18%	14%
Total revenue	100%	100%	100%	100%

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings and credit exposure to any one issue, issuer (with the exception of U.S. Treasury obligations) and type of instrument is limited. At September 30, 2021 and December 31, 2020, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

Revenue from customers that represented 10% or more of the Company’s total revenue for the three months ended September 30, 2021 and 2020 came from sales to Pfizer Inc. during the three months ended September 30, 2021, which generated $19.1 million, or 11% of the Company's total revenue for the period. Revenue from customers that represented 10% or more of the Company's total revenue for the nine months ended September 30, 2021 and 2020 came from sales to MilliporeSigma during the nine months ended September 30, 2020, which generated $29.4 million in revenue, or 11% of the Company's total revenue for the period. There was no revenue from customers that represented 10% or more of the Company's total revenue for the other periods presented.

Significant accounts receivable balances representing 10% or more of the Company’s total trade accounts receivable and royalties and other receivable balances at September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020
Pfizer Inc.	10%	N/A
Cytiva	N/A	11%

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

2021 Acquisitions

Acquisition of Avitide, Inc.

On September 16, 2021, we entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”) with Avalon Merger Sub, Inc., a Delaware corporation and our wholly owned direct subsidiary (“First Merger Sub”), Avalon Merger Sub LLC, a Delaware limited liability company and our wholly owned direct subsidiary (“Second Merger Sub” and together with First Merger Sub, the “Merger Subs”), Avitide, Inc., a Delaware corporation (“Avitide”), and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative, agent and attorney-in-fact of Avitide's securityholders (the “Securityholder Representative”) to purchase Avitide. The transaction closed on September 20, 2021 (the “Avitide Acquisition”) and on the terms set forth in the Merger Agreement.

Avitide, which is headquartered in Lebanon, New Hampshire, offers diverse libraries and leading technology in affinity ligand discovery and development resulting in best-in-class ligand discovery and development lead-times. The acquisition gives Repligen a new platform for affinity resin development, including gene therapy, and advances and expands our proteins franchise to address the unique purification needs of gene therapies and other emerging modalities.

Acquisition of Polymem S.A.

On June 22, 2021, we entered into a Stock Purchase Agreement with Polymem S.A. (“Polymem”), a company organized under the laws of France, and Jean-Michel Espenan and Franc Saux, acting together jointly and severally as the representatives of the sellers, which subsequently closed on July 1, 2021 (the “Polymem Acquisition.”).

Polymem, which is headquartered in, Toulouse, France, is a manufacturer of hollow fiber membranes, membrane modules and systems for industrial and bioprocessing applications. Polymem products will complement and expand Repligen’s portfolio of hollow fiber systems and consumables. The acquisition substantially increases our membrane and module manufacturing capacity and establishes a world-class center of excellence in Europe to address the accelerating global demand for these innovative products.

2020 Acquisitions

ARTeSYN Biosolutions Holdings Ireland Limited

On October 27, 2020, we entered into an Equity and Asset Purchase Agreement with ARTeSYN Biosolutions Holdings Ireland Limited (“ARTeSYN”), a company organized under the laws of Ireland, Third Creek Holdings, LLC, a Nevada limited liability company (“Third Creek”), Alphinity, LLC, a Nevada limited liability company (“Alphinity”, and together with Third Creek the “ARTeSYN Sellers”), and Michael Gagne, solely in his capacity as the representative of the ARTeSYN Sellers, pursuant to which the Company acquired (i) all of the outstanding equity securities of ARTeSYN and (ii) certain assets from Alphinity related to the business of ARTeSYN (collectively, the “ARTeSYN Acquisition”).

ARTeSYN is headquartered in Waterford, Ireland and conducts its operations in Ireland, the United States and Estonia. Its suite of single-use solutions has been created with the goal of enabling “abundance in medicine” by allowing greater efficiency in biologics manufacturing. The ARTeSYN team has created a number of solutions targeting the single-use space from single-use valves with fully disposable valve liners, XO® skeletal supports, a hybrid small parts offering for de-bottlenecking traditional facilities, and fully automated SU process systems that have quickly become leading solutions in the bioprocessing industry. ARTeSYN has established downstream processing leadership with a suite of state of the art single-use systems for chromatography, filtration, continuous manufacturing and media/buffer prep workflows. In addition, we have integrated unique flow path assemblies utilizing our silicone extrusion and molding technology, to deliver highly differentiated, low hold-up volume systems that minimize product loss during processing. The ARTeSYN portfolio expands on the market success of the hollow fiber systems and complements our chromatography and TFF filtration product lines.

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

Revenues

Total revenue for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:
Products	$178,177	$94,029	$84,148	89.5%	$483,834	$257,521	$226,313	87.9%
Royalty and other	39	31	8	25.8%	179	91	88	96.7%
Total revenue	$178,216	$94,060	$84,156	89.5%	$484,013	$257,612	$226,401	87.9%

Product revenues

Direct sales represented approximately 82% of our product revenue for each of the three months ended September 30, 2021 and 2020, respectively, and represented 82% and 77% of our product revenue for each of the nine months ended September 30, 2021 and 2020, respectively. We expect that direct sales will continue to account for an increasing percentage of our product revenues, as the largest customer of our OEM products diversified its supply chain in 2020. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

Revenues from our filtration franchise include the sales of our XCell ATF® systems and consumables, KrosFlo TFF and TFDF systems, Polymem hollow fiber membranes and modules, TangenX® flat sheet cassettes, ARTeSYN® systems, ProConnex® flow paths and silicone-molded and plastic consumables, including those manufactured by EMT and NMS. Revenues from our process analytics franchise includes the sale of our SoloVPE®, FlowVPE® and FlowVPX® systems and associated consumables and service. Revenues from our chromatography franchise include the sales of our OPUS® pre-packed columns, resins, ELISA test kits and ARTeSYN® systems. Revenues from our proteins franchise include the sale of our Protein A ligands and cell culture growth factors. Other revenue primarily consists of sales of our operating room products to hospitals as well as freight revenue.

During the three and nine months ended September 30, 2021, product revenue increased by $84.1 million, or 89.5% and $226.3 million, or 87.9%, as compared to the same periods of 2020, with exceptionally robust demand for our filtration and proteins products. Since the second quarter of 2020, we have experienced accelerated demand across all of our franchises due to the critical needs of customers working on the novel coronavirus (“COVID-19”) vaccines and therapeutics. In addition, we saw an increase in demand for gene therapy and monoclonal antibody manufacturing. The Polymem Acquisition and the Avitide Acquisition during the third quarter of 2021 resulted in an increase in product revenue during the three and nine months ended September 30, 2021 for which there were no comparable amounts in 2020.

Royalty revenues

Royalty revenues in the three and nine months ended September 30, 2021 and 2020 relate to royalties received from a third-party systems manufacturer associated with our OPUS PD chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partner.

Costs of product revenue and operating expenses

Total costs and operating expenses for the three and nine months ended September 30, 2021 and 2020 were comprised of the following:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Cost of product revenue	$75,495	$39,626	$35,869	90.5%	$197,232	$108,471	$88,761	81.8%
Research and development	9,154	4,422	4,732	107.0%	25,155	13,460	11,695	86.9%
Selling, general and administrative	48,373	29,051	19,322	66.5%	131,809	83,277	48,532	58.3%
Total costs and operating expenses	$133,022	$73,099	$59,923	82.0%	$354,196	$205,208	$148,988	72.6%

Cost of product revenue

Cost of product revenue increased 90.5% and 81.8% in the three and nine months ended September 30, 2021, compared to the same periods of 2020, due primarily to the increase in product revenue mentioned above and costs associated with higher product volume. In addition, there was an increase in manufacturing headcount for the three and nine months ended September 30, 2021, as compared to the same periods of 2020, which resulted in higher employee-related costs. Our two acquisitions in 2021 have also contributed to the increase in cost of product revenue for the three and nine months ended September 30, 2021 since there were no comparable costs during 2020.

Gross margin was 57.6% and 59.3% in the three and nine months ended September 30, 2021. The gross margin for the three and nine months ended September 30, 2021 includes $0.3 million and $1.9 million, respectively, of amortization of inventory step-up associated with the Polymem Acquisition and ARTeSYN Acquisition. The gross margin for the three and nine months ended September 30, 2020 was 57.9%. Excluding the step-up amortization, gross margin for the three and nine months ended September 30, 2021 was 57.8% and 59.6%, respectively. The increase in gross margin, excluding the inventory step-up amortization, in the nine months ended September 30, 2021, as compared to the same period of 2020, is due primarily to the increase in revenue mentioned above, and favorable product mix, partially offset by an increase in manufacturing headcount subsequent to September 30, 2020. Gross margins may fluctuate in future quarters based on expected production volume and product mix.

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

R&D expenses increased 107.0% during the three months ended September 30, 2021, compared to the same period of 2020. The increase during the period is primarily due to spending on new product development and the addition of R&D expenses incurred by Avitide, Polymem and ARTeSYN during the period, for which there were no comparable costs in 2020, and due to the increase in employee related costs as the number of R&D employees has increased since September 30, 2020.

R&D expenses increased 86.9% during the nine months ended September 30, 2021, compared to the same period of 2020. The increase during the period is due to the addition of R&D expenses related to operations of Avitide, Polymem and ARTeSYN, and increased costs associated with a rise in R&D headcount and the ramp up of project spending for new product development during the nine months ended September 30, 2021.

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

During the three and nine months ended September 30, 2021, SG&A costs increased by $19.3 million, or 66.5%, and $48.5 million, or 58.3%, as compared to the same periods of 2020. The increase is partially due to the continued expansion of our customer-facing activities to drive sales of our bioprocessing products, and the continued buildout of our administrative infrastructure, primarily through increased headcount, to support expected future growth. Employee-related costs during the three and nine months ended September 30, 2021, as compared to the same periods in 2020, resulted from the increase in headcount period over period. In addition, SG&A costs increased for the three and nine months ended September 30, 2021, respectively due to the addition of NMS and ARTeSYN during the fourth quarter of 2020 and the addition of Polymem and Avitide during the third quarter of 2021, for which there were no comparable costs for the same periods of 2020.

Other expenses, net

The table below provides detail regarding our other expenses, net:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Investment income	$44	$82	$(38)	(46.3%)	$137	$1,699	$(1,562)	(91.9%)
Interest expense	(3,220)	(3,052)	(168)	5.5%	(9,470)	(9,032)	(438)	4.8%
Other expenses	(786)	(248)	(538)	216.9%	(1,789)	(632)	(1,157)	183.1%
Total other expense, net	$(3,962)	$(3,218)	$(744)	23.1%	$(11,122)	$(7,965)	$(3,157)	39.6%

Investment income

Investment income includes income earned on invested cash balances. The decrease of $38 thousand and $1.6 million in the three and nine months ended September 30, 2021, as compared to the same periods of 2020, respectively, was attributable to a decrease in interest rates on our invested cash balances. In March 2020, in response to the outbreak of COVID-19 and to stay ahead of disruptions and economic slowdown, the Federal Reserve reduced federal funds rates to a range of 0.0% to 0.25%, which will continue to affect our investment income in future periods. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Interest expense

Interest expense in the three and nine months ended September 30, 2021 and 2020 is primarily from our 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”), which were issued in July 2019. Interest expense, which includes the amortization of debt issuance costs and contractual coupon interest, increased $0.2 million and $0.4 million for the three and nine months ended September 30, 2021, as compared to the same periods in 2020. This is a result of the decrease in the balance of debt issuance costs that are being amortized. As these costs decrease, the carrying value of the debt increases and interest calculated based on the carrying value increases as well.

Other expenses

The change in other expenses, net during the three and nine months ended September 30, 2021, compared to the same period of 2020, is primarily attributable to realized foreign currency losses related to amounts due from non-Swedish krona-based customers and vendors.

Income tax provision

Income tax provision for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision	$7,734	$3,191	$4,543	142.4%	$19,514	$4,211	$15,303	363.4%
Effective tax rate	18.8%	18.0%			16.4%	9.5%

For the three and nine months ended September 30, 2021, we recorded an income tax provision of $7.7 million and $19.5 million, respectively. The effective tax rate was 18.8% and 16.4% for the three and nine months ended September 30, 2021 and is based upon the estimated income for the year ending December 31, 2021 and the composition of income in different jurisdictions. The increase in effective tax rates was primarily due to higher income before income taxes, lower windfall benefits recognized on stock option exercises and the vesting of stock units, partially offset by lower U.S. taxation of foreign earnings. The effective tax rate for the three and nine months ended September 30, 2021 was lower than the U.S. statutory rate of 21% primarily due to business tax credits and windfall benefits on stock option exercises and the vesting of stock units. For the three and nine months ended September 30, 2020, we recorded an income tax provision of $3.2 million and $4.2 million, respectively. The effective tax rate was 18.0% and 9.5% for the three and nine months ended September 30, 2020 and is based upon the estimated income for the year ending December 31, 2020 and the composition of income in different jurisdictions.

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

Non-GAAP adjusted income from operations

Non-GAAP adjusted income from operations is measured by taking income from operations as reported in accordance with GAAP and excluding inventory step-up charges, acquisition and integration costs, and intangible amortization booked through our consolidated statements of comprehensive income. The following is a reconciliation of income from operations in accordance with GAAP to non-GAAP adjusted income from operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Amounts in thousands)
GAAP income from operations	$45,194	$20,961	$129,817	$52,404
Non-GAAP adjustments to income from operations:
Inventory step-up charges	270	144	1,868	144
Acquisition and integration costs	5,824	1,849	11,593	6,536
Intangible amortization	5,677	3,925	16,001	11,677
Non-GAAP adjusted income from operations	$56,965	$26,879	$159,279	$70,761

Non-GAAP adjusted net income

Non-GAAP adjusted net income is measured by taking net income as reported in accordance with GAAP and excluding acquisition and integration costs, intangible amortization, inventory step-up charges, loss on conversion of debt, non-cash interest expense, contingent consideration fair value adjustments and the tax effects of these items. The following are reconciliations of net income in accordance with GAAP to non-GAAP adjusted net income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021		2020
		Fully Diluted		Fully Diluted
		Earnings per		Earnings per
	Amount	Share	Amount	Share
	(Amounts in thousands, except per share data)
GAAP net income	$33,498	$0.58	$14,552	$0.27
Non-GAAP adjustments to net income:
Inventory step-up charges	270	0.00	144	0.00
Acquisition and integration costs	5,824	0.10	1,849	0.03
Intangible amortization	5,677	0.10	3,925	0.07
Loss on conversion of debt	1	—	—	—
Non-cash interest expense	2,902	0.05	2,759	0.05
Tax effect of non-GAAP charges	(3,467)	(0.06)	(2,072)	(0.04)
Non-GAAP adjusted net income	$44,705	$0.78	$21,157	$0.40

	Nine Months Ended September 30,
	2021		2020
		Fully Diluted		Fully Diluted
		Earnings per		Earnings per
	Amount	Share	Amount	Share
	(Amounts in thousands, except per share data)
GAAP net income	$99,181	$1.74	$40,228	$0.75
Non-GAAP adjustments to net income:
Inventory step-up charges	1,868	0.03	144	0.00
Acquisition and integration costs	11,593	0.20	6,536	0.12
Intangible amortization	16,001	0.28	11,677	0.22
Loss on conversion of debt	6	—	—	—
Non-cash interest expense	8,592	0.15	8,174	0.15
Tax effect of non-GAAP charges	(8,904)	(0.16)	(6,334)	(0.12)
Non-GAAP adjusted net income	$128,337	$2.25	$60,425	$1.13

* Per share totals may not add due to rounding.

Adjusted EBITDA

Adjusted EBITDA is measured by taking net income as reported in accordance with GAAP, excluding investment income, interest expense, taxes, depreciation and amortization, acquisition and integration costs, inventory step-up charges, loss on conversion of debt and contingent consideration fair value adjustments booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Amounts in thousands)
GAAP net income	$33,498	$14,552	$99,181	$40,228
Non-GAAP EBITDA adjustments to net income:
Investment income	(44)	(82)	(137)	(1,699)
Interest expense	3,220	3,052	9,470	9,032
Income tax provision	7,734	3,191	19,514	4,211
Depreciation	4,308	2,757	11,360	7,820
Amortization	5,705	3,953	16,084	11,760
EBITDA	54,421	27,423	155,472	71,352
Other non-GAAP adjustments:
Inventory step-up charges	270	144	1,868	144
Acquisition and integration costs	5,824	1,849	11,593	6,536
Loss on conversion of debt	1	—	6	—
Adjusted EBITDA	$60,516	$29,416	$168,939	$78,032

Liquidity and Capital Resources

We have financed our operations primarily through revenues derived from product sales, the issuance of the 2019 Notes in July 2019 and the issuance of common stock in our December 2020, July 2019 and May 2019 public offerings (the “Offerings”). Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

At September 30, 2021, we had cash and cash equivalents of $621.1 million compared to cash and cash equivalents of $717.3 million at December 31, 2020.

During the third quarter of 2021, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2019 Notes are convertible at the option of the holders of the 2019 Notes during the fourth quarter of 2021, the quarter immediately following the quarter when the conditions are met, per the First Supplemental Indenture underlying the 2019 Notes. These conditions have been met each quarter since the third quarter of 2020. As a result, $6,000 aggregate principal amount of the

2019 Notes have been converted since December 31, 2020. The conversions resulted in the issuance of a nominal number of shares of the Company’s common stock to the holder, and the Company recorded a loss of approximately $6,000 on the conversion of these notes, which is included in other expenses, net on our consolidated statements of comprehensive income for the three and nine months ended September 30, 2021. The 2019 Notes have a face value of $287.5 million and a carrying value and a carrying value of $252.3 million and continue to be classified as current liabilities on the Company’s consolidated balance sheet as of September 30, 2021. It is the Company’s policy and intent to settle the face value of the 2019 Notes in cash and any excess conversion premium in shares of our common stock.

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

In May 2021, the Company entered into an agreement to lease approximately 64,000 square feet of space at a site in Hopkinton, Massachusetts, which expires on August 15, 2034. This space will be used as an assembly center for our ProConnex® single-use flow path products. Under the lease, the Company will pay $17.7 million in base rent over the term of the lease.

Cash flows

	Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020	$ Change
	(Amounts in thousands)
Operating activities	$69,396	$47,754	$21,642
Investing activities	(158,893)	(43,097)	(115,796)
Financing activities	730	7,078	(6,348)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,427)	4,160	(11,587)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(96,194)	$15,895	$(112,089)

Operating activities

For the nine months ended September 30, 2021, our operating activities provided cash of $69.4 million reflecting net income of $99.2 million and non-cash charges totaling $65.1 million primarily related to depreciation, amortization, inventory step-up amortization, deferred income taxes, amortization of debt discount and issuance costs and stock-based compensation charges. An increase in accounts receivable consumed $52.0 million of cash and was primarily driven by the 87.9% year-to-date increase in revenues. An increase in inventory manufactured of $61.6 million supports expected increases in future revenue. The increases in accounts receivable and inventory manufactured are offset by an increase in accounts payable of $9.0 million, which was primarily due to increased inventory purchases to support customer orders, an increase in accrued liabilities of $10.1 million, which was due to an increase in the accrual for expected costs, and to a decrease in deferred revenue related to products shipped during the first half of 2021. The remaining net cash used in operating activities resulted from unfavorable changes in various other working capital accounts.

For the nine months ended September 30, 2020, our operating activities provided cash of $47.8 million reflecting net income of $40.2 million and non-cash charges totaling $40.5 million primarily related to depreciation, amortization, deferred income taxes, non-cash interest expense and stock-based compensation charges. An increase in accounts receivable consumed $11.5 million of cash and was primarily driven by the 35.4% year-to-date increase in revenues. An increase in inventory consumed $22.8 million to support future revenue. An increase in accounts payable and accrued liabilities of $1.1 million was due primarily to increased inventory purchases to support customer orders, offset by payment of acquisition-related bonuses for C Technologies during the second quarter of 2020. The remaining cash provided by operating activities resulted from favorable changes in various other working capital accounts.

Investing activities

Our investing activities consumed $158.9 million of cash during the nine months ended September 30, 2021. We used $121.0 million in cash (net of cash received) for the Polymem Acquisition and the Avitide Acquisition, in the aggregate. Capital expenditures consumed $37.9 million as we continue to increase our manufacturing capacity worldwide. Of these expenditures, $2.9 million represented capitalized costs related to our internal-use software.

Our investing activities consumed $43.1 million of cash during the nine months ended September 30, 2020 related to the acquisition of Engineered Molding Technology LLC (“EMT”) on July 13, 2020, as well as ongoing capital expenditures. We consumed $28.5 million in cash (net of cash received) for EMT. Capital expenditures included $3.6 million for capitalized costs related to our internal-use software.

Financing activities

Cash provided by financing activities of $0.7 million for the nine months ended September 30, 2021 included proceeds from stock option exercises during the period offset by cash disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units. Proceeds from stock option exercises during the nine months ended September 30, 2021 were $2.0 million offset by $1.3 million of cash disbursed to pay tax obligation on the vesting of restricted stock units.

Cash provided by financing activities of $7.1 million for the nine months ended September 30, 2020 included proceeds from stock option exercises and the vesting of stock units during the period.

Working capital decreased by $22.0 million to $561.4 million at September 30, 2021 from $583.4 million at December 31, 2020 due to the various changes noted above.

Our future capital requirements will depend on many factors, including the following:

•
the expansion of our bioprocessing business;
•
the ability to sustain sales and profits of our bioprocessing products;
•
our ability to acquire additional bioprocessing products;
•
the scope of and progress made in our R&D activities;
•
contingent consideration earnout payments resulting from our acquisitions;
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

Off-Balance Sheet Arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements as of September 30, 2021.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, product candidate research, development and regulatory approval, SG&A expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources, our financing plans, and the projected impact of, and response to, the COVID-19 coronavirus pandemic and the related downturn of the U.S. and global economies constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. The Company undertakes no obligation to publicly update or revise the statements in light of future developments. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with the following: the ultimate impact of the coronavirus pandemic on our business or financial results; the success of current and future collaborative or supply relationships, including our agreements with Cytiva, MilliporeSigma and Purolite; our ability to successfully grow our bioprocessing business, including as a result of acquisitions, commercialization or partnership opportunities, and our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all U.S. Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products; the risk of litigation regarding our patent and other intellectual property rights; the risk of litigation with collaborative partners; our limited manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers; the effect of the COVID-19 coronavirus pandemic, including mitigation efforts and economic effects, on our business operations and the operations of our customers and suppliers; our ability to hire and retain skilled personnel; the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition; our ability to integrate Non-Metallic Solutions,

Inc., ARTeSYN Biosolutions Holdings Ireland Limited, Polymem S.A. and Avitide, Inc. businesses successfully into our business and achieve the expected benefits of the acquisitions; our ability to compete with larger, better financed life sciences companies; our history of losses and expectation of incurring losses; our ability to generate future revenues; our ability to successfully integrate our recently acquired businesses; our ability to raise additional capital to fund potential acquisitions; our volatile stock price; and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the SEC including under the sections entitled “Risk Factors” in our Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have historically held investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we have been exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise. We do not have any such investments as of September 30, 2021. As a result, a hypothetical 100 basis point increase in interest rates would have no effect on our cash position as of September 30, 2021.

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

Changes in Internal Control

We acquired Polymem S.A. (“Polymem”) on July 1, 2021 and Avitide Inc. (“Avitide”) on September 20, 2021. The financial results of these acquisitions are included in our unaudited consolidated financial statements as of September 30, 2021 and for the quarter then ended. As these acquisitions occurred in the third quarter of 2021, the scope of our assessment of our internal control over financial reporting does not include Polymem and Avitide. These exclusions are in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of such acquisition.

Other than the foregoing, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Avitide Acquisition

Pursuant to the Merger Agreement described in Note 3, "Acquisitions," to the consolidated financial statements, on September 20, 2021, the Company issued 271,096 unregistered shares of the Company's common stock, totaling $77.6 million, as part of the consideration for the Avitide Acquisition. The issuance is not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided by Rule 506(b) of Regulation D.

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

REPLIGEN CORPORATION

Date: October 28, 2021	By:	/S/ TONY J. HUNT
Tony J. Hunt
President and Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: October 28, 2021	By:	/S/ JON SNODGRES
Jon Snodgres
Chief Financial Officer
(Principal financial officer)
Repligen Corporation