Form 10-Q
period 2022-06-30
REPLIGEN CORP
filed 2022-08-02
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

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

The number of shares outstanding of the registrant’s common stock on July 29, 2022 was 55,491,199.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

REPLIGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$596,512	$603,814
Accounts receivable, net of reserves of $1,279 and $1,417 at June 30, 2022 and December 31, 2021, respectively	121,050	117,420
Inventories, net	239,117	184,494
Prepaid expenses and other current assets	19,316	25,949
Total current assets	975,995	931,677
Noncurrent assets:
Property, plant and equipment, net	168,370	124,964
Intangible assets, net	322,208	337,274
Goodwill	854,328	860,362
Deferred tax assets	1,907	1,903
Operating lease right of use assets	121,339	101,559
Other noncurrent assets	769	615
Total noncurrent assets	1,468,921	1,426,677
Total assets	$2,444,916	$2,358,354
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,379	$36,203
Operating lease liability	11,692	8,303
Current contingent consideration	17,046	—
Accrued liabilities	70,693	75,498
Convertible Senior Notes, net	283,712	255,258
Total current liabilities	423,522	375,262
Noncurrent liabilities:
Deferred tax liabilities	23,651	33,480
Noncurrent operating lease liability	121,271	102,492
Noncurrent contingent consideration	67,897	94,238
Other noncurrent liabilities	3,211	2,815
Total noncurrent liabilities	216,030	233,025
Total liabilities	639,552	608,287
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 55,465,918 shares at June 30, 2022 and 55,321,457 shares at December 31, 2021 issued and outstanding	555	553
Additional paid-in capital	1,533,762	1,572,340
Accumulated other comprehensive loss	(37,091)	(16,886)
Accumulated earnings	308,138	194,060
Total stockholders’ equity	1,805,364	1,750,067
Total liabilities and stockholders’ equity	$2,444,916	$2,358,354

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Products	$207,597	$162,920	$413,960	$305,657
Royalty and other revenue	36	40	73	140
Total revenue	207,633	162,960	414,033	305,797
Costs and operating expenses:
Cost of product revenue	86,260	61,990	168,616	121,737
Research and development	10,440	8,389	22,595	16,001
Selling, general and administrative	54,649	44,341	108,949	83,436
Contingent consideration	(6,884)	—	(9,295)	—
Total costs and operating expenses	144,465	114,720	290,865	221,174
Income from operations	63,168	48,240	123,168	84,623
Other income (expenses):
Investment income	708	41	785	93
Interest expense	(271)	(2,787)	(563)	(5,541)
Amortization of debt issuance costs	(453)	(357)	(905)	(709)
Other expenses	(3,396)	(779)	(3,798)	(1,003)
Other expenses, net	(3,412)	(3,882)	(4,481)	(7,160)
Income before income taxes	59,756	44,358	118,687	77,463
Income tax provision	9,895	8,125	21,862	11,780
Net income	$49,861	$36,233	$96,825	$65,683
Earnings per share:
Basic	$0.90	$0.66	$1.75	$1.20
Diluted (Note 12)	$0.88	$0.64	$1.68	$1.16
Weighted average common shares outstanding:
Basic	55,444	54,931	55,399	54,868
Diluted (Note 12)	56,721	56,786	57,842	56,824

Net income	$49,861	$36,233	$96,825	$65,683
Other comprehensive income (loss):
Foreign currency translation adjustment	(15,517)	3,125	(20,205)	(6,454)
Comprehensive income	$34,344	$39,358	$76,620	$59,229

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands, except share data)

	Six Months Ended June 30, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2021	55,321,457	$553	$1,572,340	$(16,886)	$194,060	$1,750,067
Impact of the adoption of ASU 2020-06	—	—	(39,070)	—	17,253	(21,817)
Net income	—	—	—	—	96,825	96,825
Issuance of common stock for debt conversion	12	0	(5)	—	—	(5)
Exercise of stock options and vesting of stock units	222,727	3	460	—	—	463
Tax withholding on vesting of restricted stock units	(78,278)	(1)	(14,758)	—	—	(14,759)
Stock-based compensation expense	—	—	14,900	—	—	14,900
Translation adjustment	—	—	—	(20,205)	—	(20,205)
Other	—	—	(105)	—	—	(105)
Balance at June 30, 2022	55,465,918	$555	$1,533,762	$(37,091)	$308,138	$1,805,364

	Three Months Ended June 30, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2022	55,429,046	$554	$1,529,144	$(21,574)	$258,277	$1,766,401
Net income	—	—	—	—	49,861	49,861
Issuance of common stock for debt conversion	4	(0)	(3)			(3)
Exercise of stock options and vesting of stock units	51,737	1	166	—	—	166
Tax withholding on vesting of restricted stock units	(14,869)	(0)	(2,448)			(2,448)
Stock-based compensation expense	—	—	6,985	—	—	6,985
Translation adjustment	—	—	—	(15,517)	—	(15,517)
Other	—	—	(82)	—	—	(82)
Balance at June 30, 2022	55,465,918	$555	$1,533,762	$(37,091)	$308,138	$1,805,364

	Six Months Ended June 30, 2021
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2020	54,760,837	$548	$1,460,748	$2,085	$65,769	$1,529,150
Net income	—	—	—	—	65,683	65,683
Issuance of common stock for debt conversion	3	0	1	—	—	1
Exercise of stock options and vesting of stock units	208,641	2	858	—	—	860
Stock-based compensation expense	—	—	13,684	—	—	13,684
True-up of costs related to the December 2020 issuance of common stock	—	—	145	—	—	145
Translation adjustment	—	—	—	(6,454)	—	(6,454)
Balance at June 30, 2021	54,969,481	$550	$1,475,436	$(4,369)	$131,452	$1,603,069

	Three Months Ended June 30, 2021
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2021	54,899,245	$549	$1,467,942	$(7,494)	$95,219	$1,556,216
Net income	—	—	—	—	36,233	36,233
Exercise of stock options and vesting of stock units	70,236	1	351	—	—	352
Stock-based compensation expense	—	—	7,143	—	—	7,143
Translation adjustment	—	—	—	3,125	—	3,125
Balance at June 30, 2021	54,969,481	$550	$1,475,436	$(4,369)	$131,452	$1,603,069

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$96,825	$65,683
Adjustments to reconcile net income to net cash provided by operating activities:
Inventory step-up amortization	—	1,598
Depreciation and amortization	23,933	17,420
Amortization of debt discount and issuance costs	905	5,690
Stock-based compensation expense	14,900	13,684
Deferred income taxes, net	738	5,266
Contingent consideration	(9,295)	—
Other	276	103
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(8,433)	(31,940)
Inventories	(58,106)	(42,773)
Prepaid expenses and other assets	2,402	(563)
Operating lease right of use assets	(21,457)	3,582
Other assets	(406)	1,748
Accounts payable	6,322	8,317
Accrued expenses	(4,014)	4,467
Operating lease liabilities	23,852	(3,713)
Long-term liabilities	392	(1,655)
Total cash provided by operating activities	68,834	46,913
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	71
Additions to capitalized software costs	(1,875)	(2,191)
Purchases of property, plant and equipment	(52,576)	(24,078)
Other investing activities	17	—
Total cash used in investing activities	(54,434)	(26,198)
Cash flows from financing activities:
Proceeds from exercise of stock options	463	860
Payment of tax withholding obligation on vesting of restricted stock	(14,759)	—
Repayment of Convertible Senior Notes	(18)	(8)
Total cash (used in) provided by financing activities	(14,314)	852
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,388)	(4,532)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,302)	17,035
Cash, cash equivalents and restricted cash, beginning of period	603,814	717,292
Cash and cash equivalents, end of period	$596,512	$734,327
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$21,739	$28,605

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The business and economic uncertainty resulting from the novel coronavirus pandemic (“COVID-19”), the Russia-Ukraine conflict, supply chain challenges, cost pressure and the overall effects of the current high inflation environment on customers' purchasing patterns has made such estimates more difficult to calculate. Accordingly, actual results could differ from those estimates.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Repligen Sweden AB, Repligen GmbH, Spectrum® LifeSciences LLC and its subsidiaries (“Spectrum”), C Technologies, Inc., ARTeSYN Biosolutions Holdings Ireland Limited and its subsidiaries, Polymem S.A. (“Polymem”), Avitide LLC, Newton T&M Corp. ("NTM"), Bio-Flex Solutions, L.L.C. ("BioFlex") and Repligen Singapore Pte. Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

Except for the change in the Company's policy on Convertible Senior Notes as required by Accounting Standards Update ("ASU" or "ASUs") 2020-06 and discussed in Note 7, "Convertible Senior Notes," to these consolidated financial statements, the Company made no material changes in the application of its significant accounting policies that were disclosed in its Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year. Certain prior year balances have been reclassified to conform to current year presentation.

Recent Accounting Standards Updates

We consider the applicability and impact of all ASUs on the Company’s consolidated financial statements. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position or results of operations. Recently issued ASUs that we feel may be applicable to the Company are as follows:

Recently Issued Accounting Standards Updates – Adopted During the Fiscal Year

Effective January 1, 2022, the Company adopted ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” using the modified retrospective method of adoption. ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. Consequently, a convertible instrument is now accounted for as a single liability measured at its amortized cost as long as no other features of such convertible instrument require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments will typically be closer to the coupon interest rate when applying the guidance in Topic 835, “Interest.” The Company now accounts for its 0.375% convertible senior notes due July 15, 2024 (the "2019 Notes") as a single liability measured at amortized cost. As a result, the adoption of ASU 2020-06 had a material impact on the Company's consolidated financial statements, resulting in adjustments of $39.1 million, $17.3 million and $27.6 million to the opening balances of additional paid-in capital, retained earnings and Convertible Senior Notes, net, respectively, on the Company's consolidated balance sheet as of January 1, 2022. Additionally, due to the adoption of ASU 2020-06, the Company reversed the remaining balance of the deferred tax liability of $6.4 million, which was initially recorded in connection with the 2019 Notes. See Note 7, “Convertible Senior Notes,” for more information, including our modified disclosures as required by ASU 2020-06 upon adoption.

Recently Issued Accounting Standard Updates – Not Yet Adopted

In March 2022, the Financial Accounting Standards Board issued ASU 2022-02, “Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for Troubled Debt Restructurings by creditors that have adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” while enhancing disclosure requirements for certain loan refinancing and restructurings made to borrowers experiencing financial difficulty. Additionally, ASU 2022-02 adds the requirement for companies to disclose current period write-offs by year of origination for financing receivables. ASU 2022-02 will become effective for the Company on January 1, 2023. Early adoption is permitted if an entity has adopted ASU 2016-13. The Company is currently evaluating the timing and impact of the adoption of ASU 2022-02 on the Company’s consolidated financial statements and disclosures.

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$389,374	$—	$—	$389,374

Liabilities:
Short-term contingent consideration	$—	$—	$17,046	$17,046
Long-term contingent consideration	$—	$—	$67,897	$67,897

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$460,936	$—	$—	$460,936

Liabilities:
Long-term contingent consideration	$—	$—	$94,238	$94,238

Cash and cash equivalents

As of June 30, 2022 and December 31, 2021, cash and cash equivalents on the Company's consolidated balance sheets included $389.4 million and $460.9 million, respectively, in money market accounts. These funds are valued on a recurring basis using Level 1 inputs.

Contingent Consideration – Earnout

On September 20, 2021, the Company completed the acquisition of Avitide, Inc. ("Avitide") (the "Avitide Acquisition"), a privately-held affinity ligand discovery and development company headquartered in Lebanon, New Hampshire. The transaction consisted of upfront payments of $150.0 million, comprised of cash and the Company's common stock, and up to an additional $125.0 million (undiscounted) in contingent consideration for performance-based earnout payments made equally in cash and the Company's common stock over a three-year performance period beginning January 1, 2022 and ending December 31, 2024. See Note 3, "Acquisitions" below for additional information.

During 2022, there was a shift in revenue and volume projections, due to the expected timing of achievement over the three-year performance period, and an increase in risk-free interest rates that are used to calculate the discount rate, that resulted in a material change in amounts reported as of June 30, 2022. A reconciliation of the change in the fair value of contingent consideration - earnout is included in the following table (amounts in thousands):

Balance as of December 31, 2021	$94,238
Contingent consideration earnouts	(9,295)
Balance as of June 30, 2022	$84,943

The recurring Level 3 fair value measurement of our contingent consideration earnout that we expect to be required to settle include the following significant unobservable inputs (amounts in thousands, except percent data):

Contingent Consideration Earnout	Fair Value as of June 30, 2022	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
			Probability of
Commercialization-based		Monte Carlo	Success	100%	100%
payments	$28,390	Simulation	Earnout Discount Rate	4.5%-5.8%	5.1%

			Volatility	23.7%	23.7%
Revenue and Volume-		Monte Carlo	Revenue & Volume
based payments	$56,553	Simulation	Discount Rate	7.4%	7.4%
			Earnout Discount Rate	4.5%-5.8%	5.1%

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

Fair Value Measured on a Nonrecurring Basis

During the three and six months ended June 30, 2022, there were no re-measurements to fair value of financial assets and liabilities that are measured at fair value on a nonrecurring basis.

Convertible Senior Notes

In July 2019, the Company issued $287.5 million aggregate principal amount of the 2019 Notes. Interest is payable semi-annually in arrears on January 15 and July 15 of each year. The 2019 Notes will mature on July 15, 2024, unless earlier converted or repurchased in accordance with their terms. At June 30, 2022 and December 31, 2021, the carrying value of the 2019 Notes was $283.7 million and $255.3 million, respectively, net of unamortized discount and issuance costs, and the fair value of the 2019 Notes was $432.3 million and $678.5 million, respectively. The fair value of the 2019 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2019 Notes as of June 30, 2022. The 2019 Notes are discussed in more detail in Note 7, “Convertible Senior Notes” to this report.

3.
Acquisitions

2021 Acquisitions

Bio-Flex Solutions L.L.C. and Newton T&M Corp.

On November 29, 2021, the Company entered into an Equity Purchase Agreement with BioFlex, NTM and each of Ralph Meola and Jason Nisler (the "Equity Purchase Agreement"), to acquire 100% of the outstanding securities of BioFlex and NTM (collectively, the “NTM Acquisition”). The transaction closed on December 16, 2021.

NTM, which is headquartered in Newton, New Jersey, is the parent company of BioFlex and focuses on manufacturing of products, while BioFlex, also headquartered in Newton, New Jersey, commercializes branded products to biotech customers. The NTM Acquisition complements and expands the Company's filtration offering paths as the industry migrates to single-use flow paths solutions for monoclonal antibody, vaccine and cell and gene therapy ("C&GT") applications, with a focus on single-use fluid management components, including single-use clamps, adapters, end caps and hose assemblies. The NTM Acquisition streamlines and increases control over many components in the Company's single-use supply chain which ultimately should drive reduced lead-times for Repligen customers in the coming years.

Consideration Transferred

The NTM Acquisition was accounted for as a purchase of businesses under ASC 805, “Business Combinations,” and the Company engaged a third-party valuation firm to assist with the valuation of the business acquired. Under the terms of the Equity Purchase Agreement, all outstanding shares of capital stock of BioFlex were acquired for consideration with a value totaling $31.6 million, which includes $3.0 million deposited into an escrow against which the Company may make claims for indemnification.

Under the acquisition method of accounting, the assets acquired and liabilities assumed of BioFlex were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net assets acquired is estimated to be $4.6 million, the fair value of the intangible assets acquired is estimated to be $17.2 million and the residual goodwill is estimated to be $9.8 million. The estimated consideration and preliminary purchase price information has been prepared using a preliminary valuation. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company has incurred $1.9 million of transaction and integration costs associated with the NTM Acquisition from the date of acquisition to June 30, 2022, with $0.7 million and $1.6 million of transaction and integration costs incurred during the three and six months ended June 30, 2022, respectively. The transaction costs are included in operating expenses in the consolidated statements of comprehensive income for the periods ended June 30, 2022.

The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

Fair Value of Net Assets Acquired

The preliminary allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, based on the preliminary valuation. As of June 30, 2022, the purchase accounting for this acquisition had not yet been finalized. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. Any such revisions or changes may have a material impact on our accounting treatment of the NTM Acquisition. The final allocation may include changes to deferred tax assets and other assets and liabilities.

The components and estimated allocation of the purchase price consist of the following (amounts in thousands):

Cash and cash equivalents	$2,870
Accounts receivable	1,408
Inventory	741
Prepaid expenses and other current assets	126
Property and equipment	34
Operating lease right of use asset	1,034
Customer relationships	13,240
Developed technology	3,540
Trademark and tradename	310
Non-competition agreements	60
Goodwill	9,804
Long term deferred tax asset	111
Accounts payable	(224)
Accrued liabilities	(450)
Operating lease liability	(1,030)
Operating lease liability, long-term	(3)
Fair value of net assets acquired	$31,571

During the first half of 2022, the Company recorded net working capital adjustments of approximately $0.4 million related to pre-acquisition liabilities, which are included in goodwill and accrued liabilities in the table above.

Acquired Goodwill

The goodwill of $9.8 million represents future economic benefits expected to arise from anticipated synergies from the integration of BioFlex and NTM into the Company. These synergies include certain cost savings, operating efficiencies and other strategic benefits projected to be achieved as a result of the NTM Acquisition. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

Intangible Assets

The following table sets forth the components of the identified intangible assets associated with the NTM Acquisition and their estimated useful lives:

	Useful life	Fair Value
		(Amounts in thousands)

Customer relationships	10 years	$13,240
Developed technology	11 years	3,540
Trademark and tradename	15 years	310
Non-competition agreements	3 years	60
		$17,150

Avitide, Inc.

On September 16, 2021, the Company entered into an Agreement and Plan of Merger and Reorganization (“Avitide Merger Agreement”) with Avalon Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of the Company, Avalon Merger Sub LLC, a Delaware limited liability company and a wholly owned direct subsidiary of the Company, Avitide, a Delaware corporation, and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative, agent and attorney-in-fact of Avitide's securityholders to purchase Avitide. The transaction closed on September 20, 2021 on the terms set forth in the Avitide Merger Agreement.

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

Consideration Transferred

The Avitide Acquisition was accounted for as a purchase of a business under ASC 805, “Business Combinations,” and the Company engaged a third-party valuation firm to assist with the valuation of the business acquired. Under the terms of the Avitide Merger Agreement, all outstanding shares of capital stock of Avitide were cancelled and converted into the right to receive merger consideration with a value totaling up to $275.0 million, which consisted of upfront payments in aggregate of $150.0 million ($149.4 million, net of cash acquired) and up to an additional $125.0 million (undiscounted) in contingent consideration earnout payments if certain performance targets are achieved. Total consideration paid also included $0.8 million deposited into an escrow account against which the Company may make claims for indemnification. The Avitide Acquisition was funded through payment of $75.0 million in cash, the issuance of 271,096 unregistered shares of the Company’s common stock totaling $83.0 million and contingent consideration with a fair value of approximately $88.4 million.

Under the acquisition method of accounting, the assets acquired and liabilities assumed of Avitide were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net assets acquired is estimated to be $2.1 million, the fair value of the intangible assets acquired is estimated to be $46.7 million and the residual goodwill is estimated to be $197.5 million. The estimated consideration and preliminary purchase price information has been prepared using a preliminary valuation. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company has incurred $3.9 million of transaction and integration costs associated with the Avitide Acquisition from the date of acquisition to June 30, 2022, with $0.7 million and $1.3 million of transaction and integration costs incurred during the three and six months ended June 30, 2022, respectively. The transaction costs are included in operating expenses in the consolidated statements of comprehensive income for the periods ended June 30, 2022. During 2022, due to the change in market inputs used to prepare the valuation of the contingent consideration obligation, the Company also recorded contingent consideration adjustments of ($6.9) million and ($9.3) million to the Company's consolidated statements of comprehensive income for the three and six months ended June 30, 2022, respectively. See Note 2, "Fair Value Measurements" for more information.

The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, actual results may differ from these estimates.

Total consideration transferred is as follows (amounts in thousands):

Cash consideration	$74,962
Equity consideration	82,968
Contingent consideration - earnout	88,373
Fair value of net assets acquired	$246,303

Fair Value of Net Assets Acquired

The preliminary allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, based on the preliminary valuation. As of June 30, 2022, the purchase accounting for this acquisition had not yet been finalized. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from September 20, 2021). Any such revisions or changes may have a material impact on our accounting treatment of the Avitide Acquisition. The final allocation may include changes to long-term deferred liabilities and goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to our consolidated statement of comprehensive income.

The components and estimated allocation of the purchase price consist of the following (amounts in thousands):

Cash and cash equivalents	$572
Accounts receivable	228
Inventory	332
Prepaid expenses and other current assets	114
Property and equipment	1,862
Operating lease right of use asset	3,648
Customer relationships	24,580
Developed technology	20,650
Trademark and tradename	1,210
Non-competition agreements	210
Goodwill	197,461
Long term deferred tax asset	1,540
Accounts payable	(215)
Accrued liabilities	(2,183)
Operating lease liability	(698)
Operating lease liability, long-term	(2,950)
Other liabilities	(58)
Fair value of net assets acquired	$246,303

Acquired Goodwill

The goodwill of $197.5 million represents future economic benefits expected to arise from anticipated synergies from the integration of Avitide. These synergies include certain cost savings, operating efficiencies and other strategic benefits projected to be achieved as a result of the Avitide Acquisition. Substantially all of the goodwill recorded is expected to be nondeductible for income tax purposes. In June 2022, the Company recorded an adjustment to goodwill of $1.8 million related to a change in estimated tax benefits associated with the net operating loss carryforward filed on the Avitide pre-acquisition tax return.

Intangible Assets

The following table sets forth the components of the identified intangible assets associated with the Avitide Acquisition and their estimated useful lives:

	Useful life	Fair Value
		(Amounts in thousands)

Customer relationships	13 years	$24,580
Developed technology	15 years	20,650
Trademark and tradename	18 years	1,210
Non-competition agreements	3 years	210
		$46,650

Polymem S.A.

On June 22, 2021, the Company entered into a Stock Purchase Agreement with Polymem, a company organized under the laws of France, and Jean-Michel Espenan and Franc Saux, acting together jointly and severally as the representatives of the sellers pursuant to which the Company acquired all of the outstanding common stock of Polymem for $47.0 million. The transaction closed on July 1, 2021 (the “Polymem Acquisition”).

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

Consideration Transferred

The Polymem Acquisition was accounted for as a purchase of a business under ASC 805, “Business Combinations,” and the Company engaged a third-party valuation firm to assist with the valuation of the business acquired. Payment for the transaction was denominated in Euros but is reflected here in U.S. dollars for presentation purposes based on an exchange rate of 0.8437 as of July 1, 2021, the date of acquisition. Total consideration paid was approximately $47.0 million, which included approximately $4.3 million deposited into an escrow account against which the Company may make claims for indemnification.

Under the acquisition method of accounting, the assets acquired and liabilities assumed of Polymem were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net assets acquired is approximately $2.2 million, the fair value of the intangible assets acquired is approximately $9.1 million and the residual goodwill is approximately $35.7 million. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company has incurred $6.3 million of transaction and integration costs associated with the Polymem Acquisition from the date of acquisition to June 30, 2022, with $1.6 million and $3.2 million of transaction and integration costs incurred during the three and six months ended June 30, 2022, respectively. The transaction costs are included in operating expenses in the consolidated statements of comprehensive income for the periods ended June 30, 2022.

Fair Value of Net Assets Acquired

The allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, based on the final valuation of Polymem. The Company has made appropriate adjustments to the purchase price allocation during the measurement period, which ended on July 1, 2022.

The components and final allocation of the purchase price consist of the following (amounts in thousands):

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
		$9,096

4.
Revenue Recognition

The Company generates revenue from the sale of bioprocessing products, equipment devices and related consumables used with these equipment devices to customers in the life science and biopharmaceutical industries. Under ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers.

Disaggregation of Revenue

Revenues for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Amounts in thousands)
Product revenue	$207,597	$162,920	$413,960	$305,657
Royalty and other income	36	40	73	140
Total revenue	$207,633	$162,960	$414,033	$305,797

When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. Because substantially all of its revenues are from bioprocessing customers, there are no differences in the nature, timing and uncertainty of the Company’s revenues and cash flows from any of its product lines. However, given that the Company’s revenues are generated in different geographic regions, regulatory, economic and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenues and cash flows. In addition, a significant portion of the Company’s revenue is generated from a small number of customers; therefore, economic factors specific to these customers could impact the nature, timing and uncertainty of the Company’s revenues and cash flows.

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

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of June 30, 2022 (amounts in thousands):

	June 30,	December 31,
	2022	2021
Balances from contracts with customers only:
Accounts receivable	$121,050	$117,420
Deferred revenue (included in accrued liabilities in the consolidated balance sheets)	$22,161	$14,848
Revenue recognized during periods presented relating to:
The beginning deferred revenue balance	$11,215	$13,708

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

The following table represents the change in the carrying value of goodwill for the six months ended June 30, 2022 (amounts in thousands):

Balance as of December 31, 2021	$860,362
Measurement period adjustment - BioFlex	(376)
Measurement period adjustment - Avitide	(1,784)
Cumulative translation adjustment	(3,874)
Balance as of June 30, 2022	$854,328

During each of the fourth quarters of 2021, 2020 and 2019, the Company completed its annual impairment assessments and concluded that goodwill was not impaired in any of those years. The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three and six months ended June 30, 2022.

Intangible Assets

Intangible assets with a definitive life are amortized over their useful lives using the straight-line method, and the amortization expense is recorded within cost of product revenue and selling, general and administrative expenses in the Company’s statements of comprehensive income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions existed that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company's products or changes in the size of the market for the Company’s products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at June 30, 2022.

Indefinite-lived intangible assets are reviewed for impairment at least annually. There has been no impairment of the Company’s intangible assets for the periods presented.

Intangible assets, net consisted of the following at June 30, 2022:

	June 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$145,304	$(25,862)	$119,442	17
Patents	240	(240)	—	8
Customer relationships	253,221	(58,709)	194,512	15
Trademarks	7,675	(1,096)	6,579	19
Other intangibles	2,801	(1,826)	975	4
Total finite-lived intangible assets	409,241	(87,733)	321,508	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$409,941	$(87,733)	$322,208

Intangible assets consisted of the following at December 31, 2021:

	December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$146,097	$(21,553)	$124,544	17
Patents	240	(240)	—	8
Customer relationships	254,699	(50,719)	203,980	15
Trademarks	7,699	(877)	6,822	19
Other intangibles	2,839	(1,611)	1,228	4
Total finite-lived intangible assets	411,574	(75,000)	336,574	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$412,274	$(75,000)	$337,274

Amortization expense for finite-lived intangible assets was $6.6 million and $5.2 million for each of the three months ended June 30, 2022 and 2021, respectively, and $13.2 million and $10.4 million for each of the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company expects to record the following amortization expense in future periods (amounts in thousands):

Estimated
Amortization
For the Years Ended December 31,	Expense
2022 (remaining six months)	$13,182
2023	26,246
2024	25,661
2025	25,322
2026	25,322
2027 and thereafter	205,775
Total	$321,508

6.
Consolidated Balance Sheet Detail

Inventories, net

Inventories, net consists of the following:

	June 30,	December 31,
	2022	2021
	(Amounts in thousands)
Raw materials	$141,673	$123,321
Work-in-process	7,126	8,119
Finished products	90,318	53,054
Total inventories, net	$239,117	$184,494

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2022	2021
	(Amounts in thousands)
Land	$876	$1,023
Buildings	679	764
Leasehold improvements	54,786	52,505
Equipment	75,132	70,983
Furniture, fixtures and office equipment	10,333	9,137
Computer hardware and software	27,655	22,380
Construction in progress	77,807	38,446
Other	504	443
Total property, plant and equipment	247,772	195,681
Less - Accumulated depreciation	(79,402)	(70,717)
Total property, plant and equipment, net	$168,370	$124,964

Depreciation expenses totaled $5.5 million and $3.8 million for each of the three months ended June 30, 2022 and 2021, respectively, and $10.7 million and $7.0 million for each of the six months ended June 30, 2022 and 2021, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2022	2021
	(Amounts in thousands)
Employee compensation	$28,232	$42,147
Deferred revenue	22,161	14,848
Income taxes payable	4,937	4,984
Other	15,363	13,519
Total accrued liabilities	$70,693	$75,498

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

During the second quarter of 2022, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2019 Notes are convertible at the option of the holders of the 2019 Notes during the third quarter of 2022, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the 2019 Notes. These conditions have been met each quarter since the third quarter of 2020. As a result, $24,000 aggregate principal amount of the 2019 Notes have been converted by the note holders since the issuance of the 2019 Notes, including $13,000 in the first half of 2022. The conversions resulted in the issuance of a nominal number of shares of the Company’s common stock to the note holders. The Company continues to classify the carrying value of the 2019 Notes as current liabilities on the Company’s consolidated balance sheet at June 30, 2022.

Prior to the adoption of ASU 2020-06, the Company accounted for the 2019 Notes as a liability and equity component where the carrying value of the liability component was valued based on a similar debt instrument. In accounting for the issuance of the

2019 Notes, the Company separated the 2019 Notes into liability and equity components. The carrying value of the liability component was calculated as the present value of its cash flows using a discount rate of 4.5% based on comparative convertible transactions for similar companies. The carrying value of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2019 Notes as a whole. The excess of the principal amount of the liability component over its carrying value amount, referred to as the debt discount, was amortized to interest expense on our consolidated statements of comprehensive income over the five-year term of the 2019 Notes. The equity component was not re-measured as long as it continued to meet the conditions for equity classification. The equity component related to the 2019 Notes recorded at issuance was $52.1 million, which was recorded in additional paid-in capital on the Company's consolidated balance sheets.

In accounting for the transaction costs related to the issuance of the 2019 Notes, the Company allocated the total costs incurred to the liability and equity components of the 2019 Notes using the same proportions as the initial carrying value of the 2019 Notes. Transaction costs related to the liability component were $7.4 million and are amortized to interest expense using the effective interest method over the five-year term of the 2019 Notes. Transaction costs attributable to the equity component were $1.6 million and are netted with the equity component of the 2019 Notes in stockholders' equity of the Company's consolidated balance sheets. Additionally, the Company recorded a net deferred tax liability of $11.4 million.

Effective January 1, 2022, the Company adopted ASU 2020-06. After adoption, the Company now accounts for the 2019 Notes as a single liability measured at amortized cost. As the equity component is no longer required to be split into a separate component, the Company recorded a net adjustment for the initial $50.4 million that was allocated to additional paid-in capital and $22.9 million of life-to-date interest expense recorded as amortization of debt discount. Additionally, the net deferred tax liability recorded for the 2019 Notes was reversed. The principal amount of the liability over its carrying amount is amortized to interest expense over the five-year term of the 2019 Notes. Since the 2019 Notes are classified as a single liability, there is no debt discount required to be amortized for the three and six months ended June 30, 2022.

The net carrying value of the liability component of the 2019 Notes is as follows:

	June 30,	December 31,
	2022	2021
	(Amounts in thousands)
0.375% Convertible Senior Notes due 2024:
Principal amount	$287,476	$287,489
Unamortized debt discount	—	(28,220)
Unamortized debt issuance costs	(3,764)	(4,011)
Net carrying amount	$283,712	$255,258

The following table sets forth total interest expense recognized related to the 2019 Notes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Amounts in thousands)
Contractual interest expense	$269	$269	$539	$539
Amortization of debt issuance costs	453	357	905	709
Amortization of debt discount	—	2,508	—	4,986
Total	$722	$3,134	$1,444	$6,234
Effective interest rate of the liability component	1.0%	5.1%	1.0%	5.1%

At June 30, 2022 and December 31, 2021, the carrying value of the 2019 Notes was $283.7 million and $255.3 million, respectively, net of unamortized discount, and the fair value of the 2019 Notes was $432.3 million and $678.5 million, respectively. The fair value of the 2019 Notes was determined based on the most recent trade activity of the 2019 Notes at June 30, 2022 and December 31, 2021.

8.
Stockholders’ Equity

Stock Option and Incentive Plans

Under the Company’s current 2018 Stock Option and Incentive Plan (the “2018 Plan”), the number of shares of the Company’s common stock that are reserved and available for issuance is 2,778,000, plus the number of shares of common stock available for issuance under the Company’s previous equity plans. The shares of common stock underlying any awards under the 2018 Plan and previous equity plans (together, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At June 30, 2022, 1,948,381 shares were available for future grants under the 2018 Plan.

Stock-Based Compensation

For each of the three months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense of $7.0 million and $7.1 million, respectively, for share-based awards granted under the Plans. For the six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense of $14.9 million and $13.7 million, respectively. The following table presents stock-based compensation expense in the Company’s consolidated statements of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Amounts in thousands)
Cost of product revenue	$615	$449	$1,237	$955
Research and development	622	795	1,421	1,511
Selling, general and administrative	5,748	5,899	12,242	11,218
Total stock-based compensation	$6,985	$7,143	$14,900	$13,684

The 2018 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Employee grants under the Plans generally vest over a three to five-year period, with 20%-33% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter.

Nonqualified options issued to non-employee directors under the Plans generally vest over one year. In the first quarter of 2018, to create a longer-term retention incentive, the Company’s Compensation Committee granted long-term incentive compensation awards to its Chief Executive Officer, which consisted of both stock options and restricted stock units (“RSUs”) that are subject to time-based vesting over nine years. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At June 30, 2022, options to purchase 648,546 shares and 551,029 stock units were outstanding under the Plans.

Stock Options

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock option awards on the grant date, and the Company uses the value of the common stock as of the grant date to value RSUs. The Company measures stock-based compensation costs for stock options at the grant date based on the estimated fair value of the award. The Company recognizes expense on awards with service-based vesting over the employee’s requisite service period on a straight-line basis. The Company recognizes stock-based compensation expense for options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted for estimated forfeitures.

Information regarding option activity for the six months ended June 30, 2022 under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2021	625,107	$54.15	6.29	$131,707
Granted	47,838	$180.82
Exercised	(16,399)	$28.20
Forfeited/expired/cancelled	(8,000)	$193.86
Options outstanding at June 30, 2022	648,546	$62.42	6.09	$67,377
Options exercisable at June 30, 2022	381,399	$46.21	5.49	$44,750
Vested and expected to vest at June 30, 2022(1)	632,147		6.08	$65,687

(1)
Represents the number of vested options as of June 30, 2022 plus the number of unvested options expected to vest as of June 30, 2022 based on the unvested outstanding options at June 30, 2022 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2022, the last business day of the second quarter of 2022, of $162.40 per share and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2022. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was $2.4 million and $6.0 million, respectively.

The weighted average grant date fair value of options granted during the six months ended June 30, 2022 and 2021 was $76.64 and $86.96, respectively. The total fair value of stock options that vested during the six months ended June 30, 2022 and 2021 was $2.7 million and $2.5 million, respectively.

Stock Units

The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant. The Company recognizes expense on awards with service-based vesting over the employee’s requisite service period on a straight-line basis. The Company recognizes expense on performance-based awards over the vesting period based on the probability that the performance metrics will be achieved. Information regarding stock unit activity, which includes activity for RSUs and performance stock units, for the six months ended June 30, 2022 under the Plans is summarized below:

	Shares	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Unvested at December 31, 2021	606,685	3.07	$160,674
Awarded	144,845
Vested	(175,647)
Forfeited/expired/cancelled	(24,854)
Unvested at June 30, 2022	551,029	3.00	$89,487
Vested and expected to vest at June 30, 2022(1)	535,061	2.63	$86,894

(1)
Represents the number of vested stock units as of June 30, 2022 plus the number of unvested stock units expected to vest as of June 30, 2022 based on the unvested outstanding stock units at June 30, 2022 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (equal to the closing price of the common stock on June 30, 2022, the last business day of the second quarter of 2022, of $162.40 per share, as stock units do not have an exercise price) that would have been received by the stock unit holders had all holders exercised on June 30, 2022. The aggregate intrinsic value of stock units vested during the six months ended June 30, 2022 and 2021 was $37.5 million and $35.8 million, respectively.

The weighted average grant date fair value of stock units granted during the six months ended June 30, 2022 and 2021 was $191.09 and $206.15, respectively. The total fair value of stock units that vested during the six months ended June 30, 2022 and 2021 was $17.9 million and $9.6 million, respectively.

As of June 30, 2022, there was $70.4 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.01 years. The Company expects 1,790,901 unvested options and stock units to vest over the next five years.

9.
Commitments and Contingencies

In June 2018, the Company secured an agreement with Navigo Proteins GmbH (“Navigo”) for the exclusive co-development of multiple affinity ligands for which the Company holds commercialization rights. The Company is manufacturing and supplying the first of these ligands, NGL-Impact®, exclusively to Purolite Life Sciences, an Ecolab Inc. company (“Purolite”), who is pairing the Company’s high-performance ligand with Purolite’s agarose jetting base bead technology used in their Jetted A50 Protein A resin product. The Company also signed a long-term supply agreement with Purolite for NGL-Impact and other potential additional affinity ligands that may advance from the Company’s Navigo collaboration. In September 2020, the Company and Navigo successfully completed co-development of an affinity ligand targeting the SARS-CoV-2 spike protein, to be utilized in the purification of COVID-19 vaccines. The Company has proceeded with scaling up and manufacturing this ligand and the development and validation of the related affinity chromatography resin, which is marketed by the Company. In September 2021, the Company and Navigo successfully completed co-development of a novel affinity ligand that addresses aggregation issues associated with pH sensitive antibodies and Fc-fusion proteins. The Company is manufacturing and supplying this ligand, NGL-Impact® HipH, to Purolite for use in a platform use resin product. The Navigo and Purolite agreements are supportive of the Company’s strategy to secure and reinforce the Company’s proteins business. The Company made royalty payments to Navigo of $0.7 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively and payments of $1.1 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively.

10.
Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2022 which consisted of only foreign currency translation adjustments for the periods shown (amounts in thousands):

Foreign
Currency
Translation
Adjustment

Balance at December 31, 2021	$(16,886)
Other comprehensive loss	(20,205)
Balance at June 30, 2022	$(37,091)

11.
Income Taxes

For the three and six months ended June 30, 2022, we recorded an income tax provision of $9.9 million and $21.9 million, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2022 was 16.6% and 18.4%, respectively, compared to 18.3% and 15.2% for the corresponding periods in the prior year. The difference in effective tax rates between the periods was primarily due to higher income before income taxes, lower windfall benefits recognized on stock option exercises and the vesting of stock units partially offset by lower U.S. taxation of foreign earnings. The effective tax rates for the three and six months ended June 30, 2022 and 2021 were lower than the U.S. statutory rate of 21% primarily due to business tax credits and windfall benefits on stock option exercises and the vesting of stock units.

12.
Earnings Per Share

The Company reports earnings per share (“EPS”) in accordance with ASC 260, “Earnings Per Share,” which establishes standards for computing and presenting EPS. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents then outstanding. Potential common share equivalents consist of RSUs, performance stock units and the incremental common shares issuable upon the exercise of stock options. In periods when the Company has a net loss, stock awards are excluded from the calculation of EPS as their inclusion would have an antidilutive effect.

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Amounts in thousands, except per share data)
Numerator:
Net income	$49,861	$36,233	$96,825	$65,683
Effect of dilutive securities:
Charges associated with convertible debt instruments, net of tax	—	—	387	—
Numerator for diluted earnings per share - net income available to common stockholders after the effect of dilutive securities	$49,861	$36,233	$97,212	$65,683

Denominator:
Weighted average shares used in computing net income per share - basic	55,444	54,931	55,399	54,868
Effect of dilutive shares:
Options and stock units	598	843	661	903
Convertible Senior Notes	676	1,012	1,779	1,052
Dilutive effect of unvested performance stock units	3	—	3	—
Dilutive potential common shares	1,277	1,855	2,443	1,956
Denominator for diluted earnings per share - adjusted weighted average shares used in computing net income per share - diluted	56,721	56,786	57,842	56,824

Earnings per share:
Basic	$0.90	$0.66	$1.75	$1.20
Diluted	$0.88	$0.64	$1.68	$1.16

At June 30, 2022, there were outstanding options to purchase 648,546 shares of the Company’s common stock at a weighted average exercise price of $62.42 per share and 551,029 shares of common stock issuable upon the vesting of stock units, which include RSUs and performance stock units. For the three and six months ended June 30, 2022, 325,685 shares and 306,400 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted EPS because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

At June 30, 2021, there were outstanding options to purchase 682,913 shares of the Company’s common stock at a weighted average exercise price of $51.71 per share and 618,618 shares of common stock issuable upon the vesting of stock units, which include RSUs and performance stock units. For the three and six months ended June 30, 2021, 69,388 shares of the Company’s common stock were excluded from the calculation of diluted EPS because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

In July 2019, the Company issued $287.5 million aggregate principal amount of the 2019 Notes. As provided by the terms of the indenture underlying the 2019 Notes, prior to March 4, 2022, conversion of the 2019 Notes could have been settled in cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. On March 4, 2022, we entered into the Second Supplemental Indenture for the 2019 Notes, which irrevocably elected to settle the conversion of the 2019 Notes using a combination of cash and shares of the Company’s common stock, settling the par value of the 2019 Notes in cash and any excess conversion premium in shares.

As provided by the terms of the Second Supplemental Indenture underlying the 2019 Notes, the Company irrevocably elected to settle the conversion obligation for the 2019 Notes in a combination of cash and shares of the Company's common stock. This means the Company will settle the par value of the 2019 Notes in cash and any excess conversion premium in shares. As mentioned in Note 7, "Convertible Senior Notes," the Company adopted ASU 2020-06 effective January 1, 2022. Under ASU 2020-06, the Company is required to reflect the dilutive effect of the convertible securities by application of the "if-converted" method, which means the denominator of the EPS calculation would include the total number of shares assuming the 2019 Notes had been fully converted at the beginning of the period. Prior to March 4, 2022, the Company had the choice to settle the conversion of the 2019 Notes in cash, stock or a combination of the two. Therefore, from January 1, 2022 (the date the Company adopted ASU 2020-06) to March 4, 2022, the Company included 3,474,429 shares in the denominator of the EPS calculation, applying the if converted method. Subsequent to March 4, 2022, after the Second Supplemental Indenture became effective, the Company irrevocably elected to settle the conversion obligation for the 2019 Notes in a combination of cash and shares of the Company's common stock, and from March 5, 2022 forward, only the excess premium will be settled with shares. Under the if-converted method of calculating dilutive shares, the Company was also required to exclude amortization of debt issuance costs and interest charges applicable to the convertible debt from the numerator of the dilutive EPS calculation for the period from January 1, 2022 to March 4, 2022, as if the interest on convertible debt was never recognized for that period. For the six months ended June 30, 2022, the Company excluded interest charges of $0.4 million (net of tax) from the numerator.

Prior to the adoption of ASU 2020-06, the Company applied the provisions of ASC 260, “Earnings Per Share,” Subsection 10-45-44, to determine the diluted weighted average shares outstanding as it related to the conversion spread on its convertible notes. Accordingly, the par value of the 2019 Notes was not included in the calculation of diluted income per share, but the dilutive effect of the conversion premium was considered in the calculation of diluted net income per share using the treasury stock method. The dilutive impact of the 2019 Notes was based on the difference between the Company’s current period average stock price and the conversion price of the 2019 Notes, provided there was a premium. Pursuant to this accounting standard, there was no dilution from the accreted principal of the 2019 Notes. For the three and six months ended June 30, 2022, the dilutive effect of the conversion premium included in the calculation of diluted earnings was 676,166 shares and 1,779,041 shares, respectively. For the three and six months ended June 30, 2021, the dilutive effect of the conversion premium included in the calculation of diluted earnings was 1,011,993 shares and 1,052,337 shares, respectively.

13.
Related Party Transactions

Certain facilities leased by Spectrum are owned by the Roy T. Eddleman Living Trust (the "Trust"). As of June 30, 2022, the Trust owned greater than 5% of the Company’s outstanding shares. Therefore, the Company considers the Trust to be a related party. The lease amounts paid to the Trust prior to the public offering were negotiated in connection with the acquisition of Spectrum. The Company incurred rent expense totaling $0.2 million for each of the three months ended June 30, 2022 and 2021 related to these leases and incurred rent expense of $0.4 million for each of the six months ended June 30, 2022 and 2021.

14.
Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue by customers' geographic locations:
North America	45%	41%	43%	42%
Europe	35%	40%	39%	39%
APAC/Other	20%	19%	18%	19%
Total revenue	100%	100%	100%	100%

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings and credit exposure to any one issue, issuer (with the exception of U.S. Treasury obligations) and type of instrument is limited. At June 30, 2022 and December 31, 2021, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

There was no revenue from customers that represented 10% or more of the Company's total revenue for the three and six months ended June 30, 2022 and 2021.

No accounts receivable balance from a specific customer represented 10% or more of the Company's total trade accounts receivable at June 30, 2022. Significant accounts receivable balances representing 10% or more of the Company’s total trade accounts receivable and royalties at December 31, 2021 came from our accounts receivable balance outstanding with Pfizer Inc., which was 14% of our total accounts receivable and other receivable balance.

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

2021 Acquisitions

Bio-Flex Solutions LLC and Newton T&M Corp.

On November 29, 2021, the Company entered into an Equity Purchase Agreement with Bio-Flex Solutions, L.L.C. ("BioFlex"), Newton T&M Corp. ("NTM") and each of Ralph Meola and Jason Nisler, to acquire 100% of the outstanding securities of BioFlex and NTM (collectively, the “NTM Acquisition”). The transaction closed on December 16, 2021.

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

Acquisition of Avitide, Inc.

On September 16, 2021, we entered into an Agreement and Plan of Merger and Reorganization (“Avitide Merger Agreement”) with Avalon Merger Sub, Inc., a Delaware corporation and a wholly owned direct subsidiary of the Company, Avalon Merger Sub LLC, a Delaware limited liability company and a wholly owned direct subsidiary, and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative, agent and attorney-in-fact of Avitide's securityholders to purchase Avitide. The transaction closed on September 20, 2021 on the terms set forth in the Avitide Merger Agreement.

Avitide, which is headquartered in Lebanon, New Hampshire, offers diverse libraries and leading technology in affinity ligand discovery and development, resulting in best-in-class ligand discovery and development lead-times. The acquisition gives us a new platform for affinity resin development, including C&GT, and advances and expands our proteins franchise to address the unique purification needs of gene therapies and other emerging modalities.

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

Revenues

Total revenue for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:
Products	$207,597	$162,920	$44,677	27.4%	$413,960	$305,657	$108,303	35.4%
Royalty and other	36	40	(4)	(10.0%)	73	140	(67)	(47.9%)
Total revenue	$207,633	$162,960	$44,673	27.4%	$414,033	$305,797	$108,236	35.4%

Product revenues

Since 2016, we have been increasingly focused on selling our products directly to customers in the pharmaceutical industry and to our contract manufacturers. These direct sales represented approximately 89% and 83% of our product revenue for each of the three months ended June 30, 2022 and 2021, respectively, and represented 88% and 82% of our product revenue for each of the six months ended June 30, 2022 and 2021, respectively. We expect that direct sales will continue to account for an increasing percentage of our product revenues, as the largest customer of our OEM products diversified its supply chain in 2020. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

Revenues from our filtration franchise include the sales of our XCell ATF® systems and consumables; Spectrum filtration systems, including KrosFlo®; SIUS® filtration products and systems; the fluid management assemblies and components offered by Engineered Molding Technology LLC, Non-Metallic Solutions, Inc., ARTeSYN Biosolutions Holdings Ireland Limited ("ARTeSYN") and BioFlex, the latter of which was acquired on December 16, 2021; the hollow fiber membrane technology offered by Polymem, which we acquired on July 1, 2021; and our ARTeSYN filtration systems. Revenue from our chromatography products includes the sale of our OPUS pre-packed chromatography columns, ELISA test kits and chromatography systems from Spectrum and ARTeSYN. Revenue from proteins products includes the sale of our Protein A ligands and cell culture growth factors, and sales of affinity products, including adeno-associated virus resins offered by Avitide, which we acquired on September 20, 2021. Revenue from our process analytics products includes the sale of our SoloVPE®, FlowVPE® and FlowVPX® systems, consumables and service. Other revenue primarily consists of sales of our operating room products to hospitals as well as freight revenue.

During the three and six months ended June 30, 2022, product revenue increased by $44.7 million, or 27.4% and $108.3 million, or 35.4%, respectively, as compared to the same periods of 2021, with exceptionally robust demand for our filtration, chromatography and process analytics products. There is continued adoption of our products by key bioprocessing customers across all key product lines. Since the second quarter of 2020, we began to experience accelerated demand across all of our franchises due to the critical needs of customers working on the novel coronavirus pandemic (“COVID-19”) vaccines. However, decreasing demand for vaccination is driving a reduction in future demand of our products from these customers and the recognition of future revenue related to COVID-19. In addition, we have recently seen an increased demand for C&GT and mAb manufacturing. We also experienced an increase in revenue during the three and six months ended June 30, 2022, compared to the same periods of 2021, due to our 2021 acquisitions which were acquired in the second half of 2021 and for which there was no comparable amounts in the three and six months ended June 30, 2021.

Royalty revenues

Royalty revenues in the three and six months ended June 30, 2022 and 2021 relate to royalties received from a third-party systems manufacturer associated with our OPUS PD chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partner.

Costs of product revenue and operating expenses

Total costs and operating expenses for the three and six months ended June 30, 2022 and 2021 were comprised of the following:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Cost of product revenue	$86,260	$61,990	$24,270	39.2%	$168,616	$121,737	$46,879	38.5%
Research and development	10,440	8,389	2,051	24.4%	22,595	16,001	6,594	41.2%
Selling, general and administrative	54,649	44,341	10,308	23.2%	108,949	83,436	25,513	30.6%
Contingent Consideration	(6,884)	—	(6,884)	(100.0%)	(9,295)	—	(9,295)	(100.0%)
Total costs and operating expenses	$144,465	$114,720	$29,745	25.9%	$290,865	$221,174	$69,691	31.5%

Cost of product revenue

Cost of product revenue increased 39.2% and 38.5% in the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021, due primarily to the increase in product revenue mentioned above and costs associated with higher product volume. In addition, in order to support our growth and demand for our products, we continue to invest in our manufacturing infrastructure through an increase in headcount related to manufacturing and occupancy costs. In addition, freight charges and import duties increased during the three and six months ended June 30, 2022, compared to the same periods of 2021, due to increased fuel costs and carrier market conditions. Our depreciation expense increased during the three and six months ended June 30, 2022, as compared to the same periods of 2021, as manufacturing equipment was placed into service during the second half of 2021. In addition, cost of product revenue increased for the three and six months ended June 30, 2022 due to the addition of Polymem, Avitide and BioFlex during the second half of 2021 for which there were no comparable costs during the three and six months ended June 30, 2021.

Gross margin was 58.5% and 62.0% in the three months ended June 30, 2022 and 2021, respectively. The reduction in gross margin in the three months ended June 30, 2022, as compared to the same period of 2021, is due primarily to the increase in manufacturing and employee-related costs from a rise in manufacturing headcount, an increase in occupancy costs due to added capacity, an increase in depreciation expense, an increase in freight charges and import duties mentioned above.

Gross margin was 59.3% and 60.2% in the six months ended June 30, 2022 and 2021, respectively. The reduction in gross margin in the six months ended June 30, 2022, as compared to the same period of 2021, is due primarily to the increase in employee-related costs from a rise in manufacturing headcount, an increase in occupancy costs due to added capacity in 2021 and an increase in depreciation expense mentioned above. The gross margin for the six months ended June 30, 2021 also includes $1.6 million of amortization of inventory step-up associated with the ARTeSYN Acquisition in December 2020. Gross margins may fluctuate in future quarters based on actual production volume and product mix.

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

R&D expenses increased $2.1 million, or 24.4% and $6.6 million, or 41.2%, during the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021. The increase during the periods is primarily due to increased spending on new product development and investments in newly acquired businesses, for which there were no comparable costs in the three and six months ended June 30, 2021. The increase during the periods is also due in part to increased development project-related expenses and employee-related costs.

R&D expense also includes payments made to expand our proteins product offering through our development agreement with Navigo Proteins GmbH (“Navigo”). Such expenses were $0.7 million and $1.1 million, respectively, for the three and six months ended June 30, 2022, as compared to $0.3 million and $0.6 million, respectively for the same periods in 2021, in the form of milestone payments to Navigo.

We expect our R&D expenses for the remainder of 2022 to gradually increase each quarter to support new product development.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts, including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

During the three and six months ended June 30, 2022, SG&A costs increased by $10.3 million, or 23.2%, and $25.5 million, or 30.6%, respectively, as compared to the same periods of 2021. The increases are partially due to the continued expansion of our customer-facing activities to drive sales of our bioprocessing products, and the continued buildout of our administrative infrastructure, primarily through increased headcount, to support expected future growth. In addition, SG&A costs increased for the three and six months ended June 30, 2022 due to the addition of Polymem, Avitide and BioFlex during the second half of 2021, for which there are no comparable costs in the three and six months ended June 30, 2021.

Contingent consideration expense

Contingent consideration expense represents the change in fair value of the contingent consideration obligation included in current and noncurrent contingent consideration on the consolidated balance sheets as of the end of each period. Re-measurement of the contingent consideration obligation is done each quarter and the carrying value of the obligation is adjusted to the current fair value through our consolidated statements of comprehensive income. We recorded an adjustment to the fair value of the contingent consideration obligation for the three and six months ended June 30, 2022 of ($6.9) million and ($9.3) million, respectively.

Other expenses, net

The table below provides detail regarding our other expenses, net:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Investment income	$708	$41	$667	1626.8%	$785	$93	$692	744.1%
Interest expense	(271)	(2,787)	2,516	(90.3%)	(563)	(5,541)	4,978	(89.8%)
Amortization of debt issuance costs	(453)	(357)	(96)	26.9%	(905)	(709)	(196)	27.6%
Other expenses	(3,396)	(779)	(2,617)	335.9%	(3,798)	(1,003)	(2,795)	278.7%
Total other expense, net	$(3,412)	$(3,882)	$470	(12.1%)	$(4,481)	$(7,160)	$2,679	(37.4%)

Investment income

Investment income includes income earned on invested cash balances. Our investment income increased by $0.7 million for the three and six months ended June 30, 2022, compared to the same periods of 2021 due to an increase in interest rates on average invested cash balances since June 30, 2021. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Interest expense

Interest expense in the three and six months ended June 30, 2022 and 2021 is primarily from our 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”), which were issued in July 2019. Interest expense for the three and six months ended June 30, 2022 includes the contractual coupon interest on the 2019 Notes. For the three and six months ended June 30, 2021, interest expense includes the amortization of the debt discount as well as the contractual coupon interest. As a result of our adoption of ASU 2020-06, "Debt - Debt with Conversion Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)," effective January 1, 2022, the equity portion of the debt conversion feature recorded upon the issuance of the 2019 Notes, or the debt discount, was reversed along with the total amortization taken on that discount. Since there was no debt discount, no amortization was taken in the three and six months ended June 30, 2022.

Amortization of debt issuance costs

In accounting for the transaction costs related to the issuance of the 2019 Notes, the Company allocated the total costs incurred to the liability and equity components of the 2019 Notes based on their relative values. Transaction costs attributable to the liability component are amortized to amortization of debt issuance costs on the consolidated statements of comprehensive income. Amortization of debt issuance costs increased during the three and six months ended June 30, 2022, as compared to the same periods of 2021. This is a result of the decrease in the balance of debt issuance costs that are being amortized. As these costs decrease, the carrying value of the debt increases and interest calculated based on the carrying value increases as well.

Other expenses

The change in other expenses, net during the three and six months ended June 30, 2022, compared to the same periods of 2021, is primarily attributable to realized foreign currency losses related to transactions with customers and vendors.

Income tax provision

Income tax provision for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision	$9,895	$8,125	$1,770	21.8%	$21,862	$11,780	$10,082	85.6%
Effective tax rate	16.6%	18.3%			18.4%	15.2%

For the three and six months ended June 30, 2022, we recorded an income tax provision of $9.9 million and $21.9 million, respectively. The effective tax rate was 16.6% and 18.4% for the three and six months ended June 30, 2022, respectively, and is based upon the estimated income for the year ending December 31, 2022 and the composition of income in different jurisdictions. The difference in effective tax rates between the periods was primarily due to higher income before income taxes, lower windfall benefits recognized on stock option exercises and the vesting of stock units partially offset by lower U.S. taxation of foreign earnings. Our effective tax rate for the three and six months ended June 30, 2022 was lower than the U.S. statutory rate of 21% primarily due to business tax credits and windfall benefits on stock option exercises and the vesting of stock units. For the three and six months ended June 30, 2021, we recorded an income tax provision of $8.1 million and $11.8 million, respectively. The effective tax rate was 18.3% and 15.2% for the three and six months ended June 30, 2021, respectively, and is based upon the estimated income for the year ending December 31, 2021 and the composition of income in different jurisdictions. Our effective tax rate for the three and six months ended June 30, 2021 was lower than the U.S. statutory rate of 21% primarily due to business tax credits and windfall benefits on stock option exercise and the vesting of stock units.

Non-GAAP Financial Measures

We provide non-GAAP adjusted income from operations; adjusted net income; and adjusted EBITDA as supplemental measures to GAAP, measures regarding our operating performance. These financial measures exclude the items detailed below and, therefore, have not been calculated in accordance with GAAP. A detailed explanation and a reconciliation of each non-GAAP financial measure to its most comparable GAAP financial measure are provided below.

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

Non-GAAP adjusted income from operations

Non-GAAP adjusted income from operations is measured by taking income, from operations as reported in accordance with GAAP and excluding inventory step-up charges, acquisition and integration costs, contingent consideration fair value adjustments, and intangible amortization booked through our consolidated statements of comprehensive income. The following is a reconciliation of income from operations in accordance with GAAP to non-GAAP adjusted income from operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Amounts in thousands)
GAAP income from operations	$63,168	$48,240	$123,168	$84,623
Non-GAAP adjustments to income from operations:
Inventory step-up charges	—	—	—	1,598
Acquisition and integration costs	2,702	3,218	5,891	5,769
Contingent consideration	(6,884)	—	(9,295)	—
Intangible amortization	6,572	5,161	13,165	10,323
Non-GAAP adjusted income from operations	$65,558	$56,619	$132,929	$102,313

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

The following are reconciliations of net income in accordance with GAAP to non-GAAP adjusted net income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022		2021
		Fully Diluted		Fully Diluted
		Earnings per		Earnings per
	Amount	Share*	Amount	Share*
	(Amounts in thousands, except per share data)
GAAP net income	$49,861	$0.88	$36,233	$0.64
Non-GAAP adjustments to net income:
Inventory step-up charges	—	—	—	—
Acquisition and integration costs	2,702	0.05	3,218	0.06
Contingent consideration	(6,884)	(0.12)	—	—
Intangible amortization	6,572	0.12	5,161	0.09
Loss on conversion of debt	—	—	4	0.00
Amortization of debt issuance costs(1)	453	0.01	357	0.01
Non-cash interest expense(1)	—	—	2,505	0.04
Tax effect of non-GAAP charges	(1,317)	(0.02)	(2,615)	(0.05)
Non-GAAP adjusted net income	$51,387	$0.91	$44,863	$0.79

	Six Months Ended June 30,
	2022		2021
		Fully Diluted		Fully Diluted
		Earnings per		Earnings per
	Amount	Share	Amount	Share
	(Amounts in thousands, except per share data)
GAAP net income	$96,825	$1.68	$65,683	$1.16
Non-GAAP adjustments to net income:
Inventory step-up charges	—	—	1,598	0.03
Acquisition and integration costs	5,891	0.10	5,769	0.10
Contingent consideration	(9,295)	(0.16)	—	—
Intangible amortization	13,165	0.23	10,323	0.18
Loss on conversion of debt	—	—	4	0.00
Amortization of debt issuance costs(1)	905	0.01	709	0.01
Non-cash interest expense	—	—	4,981	0.09
Tax effect of non-GAAP charges	(2,359)	(0.04)	(5,437)	(0.10)
Non-GAAP adjusted net income	$105,132	$1.82	$83,630	$1.47

(1)
See Note 12, "Earnings Per Share," for more information on the effects of adopting ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40),” which we adopted effective January 1, 2022 to these financial statement line items.

* Per share totals may not add due to rounding.

Adjusted EBITDA

Adjusted EBITDA is measured by taking net income as reported in accordance with GAAP, excluding investment income, interest expense, taxes, depreciation and amortization, acquisition and integration costs, inventory step-up charges, loss on conversion of debt and contingent consideration fair value adjustments booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Amounts in thousands)
GAAP net income	$49,861	$36,233	$96,825	$65,683
Non-GAAP EBITDA adjustments to net income:
Investment income	(708)	(41)	(785)	(93)
Interest expense	271	282	563	560
Non-cash interest expense(1)	—	2,505	—	4,981
Amortization of debt issuance costs	453	357	905	709
Income tax provision	9,895	8,125	21,862	11,780
Depreciation	5,500	3,797	10,713	7,052
Intangible amortization	6,599	5,190	13,220	10,379
EBITDA	$71,871	$56,448	$143,303	$101,051
Other non-GAAP adjustments:
Inventory step-up charges	—	—	—	1,598
Acquisition and integration costs	2,702	3,218	5,891	5,769
Contingent consideration	(6,884)	—	(9,295)	—
Loss on conversion of debt	—	4	—	4
Adjusted EBITDA	$67,689	$59,670	$139,899	$108,422

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

At June 30, 2022, we had cash and cash equivalents of $596.5 million compared to cash and cash equivalents of $603.8 million at December 31, 2021.

During the second quarter of 2022, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2019 Notes are convertible at the option of the holders of the 2019 Notes during the third quarter of 2022, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the 2019 Notes. These conditions have been met each quarter since the fourth quarter of 2020. As a result, $24,000 in aggregate principal amount of the 2019 Notes have been converted by the noteholders since the issuance of the 2019 Notes, including $9,000 during the second quarter of 2022. The conversions resulted in the issuance of a nominal number of shares of the Company’s common stock to the noteholders. The Company continues to classify the carrying value of the 2019 Notes as current liabilities on the Company’s consolidated balance sheet at June 30, 2022.

Cash flows

	Six Months Ended June 30,		Increase/(Decrease)
	2022	2021	$ Change
	(Amounts in thousands)
Operating activities	$68,834	$46,913	$21,921
Investing activities	(54,434)	(26,198)	(28,236)
Financing activities	(14,314)	852	(15,166)
Effect of exchange rate changes on cash and cash equivalents	(7,388)	(4,532)	(2,856)
Net (decrease) increase in cash and cash equivalents	$(7,302)	$17,035	$(24,337)

Operating activities

For the six months ended June 30, 2022, our operating activities provided cash of $68.8 million reflecting net income of $96.8 million and non-cash charges totaling $31.5 million primarily related to depreciation, amortization, contingent consideration adjustments, deferred income taxes and stock-based compensation charges. An increase in accounts receivable consumed $8.4 million of cash and was primarily driven by the 35.4% year-to-date increase in revenues. Additionally, we had an increase in inventory manufactured of $58.1 million to support expected increases in future revenue. A decrease in accrued liabilities of $4.0 million relates to the payout of employee bonuses and a decrease in our estimated income tax provision during the first half of 2022. Offsetting these uses of cash was a $6.3 million increase in accounts payable which correlates to the increase in inventory and is also a result of the timing of payments to vendors and a decrease in prepaid expenses driven by a decrease in prepaid corporate income taxes. The remaining cash provided by operating activities resulted from favorable changes in various other working capital accounts.

For the six months ended June 30, 2021, our operating activities provided cash of $46.9 million reflecting net income of $65.7 million and non-cash charges totaling $43.8 million primarily related to depreciation, amortization, inventory step-up amortization, deferred income taxes, non-cash interest expense and stock-based compensation charges. An increase in accounts receivable consumed $31.9 million of cash and was primarily driven by the 87.0% year-to-date increase in revenues. Additionally, we had an increase in inventory manufactured of $42.8 million to support expected increases in future revenue. The increases in accounts receivable and inventory manufactured are offset by an increase in accounts payable of $8.3 million, which was primarily due to increased inventory purchases to support customer orders, an increase in accrued liabilities of $4.5 million, which was due to an increase in accruals for expected costs, and to a decrease in deferred revenue related to products shipped during the first half of 2021. The remaining cash used in operating activities resulted from unfavorable changes in various other working capital accounts.

Investing activities

Our investing activities consumed $54.4 million of cash during the six months ended June 30, 2022 and $26.2 million of cash during the six months ended June 30, 2021, mainly due to capital expenditures as we continue to increase our manufacturing capacity worldwide. Of these expenditures, $1.9 million and $2.2 million represented capitalized costs related to our internal-use software for the six months ended June 30, 2022 and 2021, respectively.

Financing activities

Our financing activities consumed $14.3 million of cash for the six months ended June 30, 2022, which included cash disbursed in relation to shares withheld to cover employee income tax due upon the vesting and release of restricted stock units of $14.8 million. This was partially offset by proceeds received from stock option exercises during the period of $0.5 million.

Cash provided by financing activities of $0.9 million for the six months ended June 30, 2021 included proceeds from stock option exercises during the period.

Working capital decreased by $3.9 million to $552.5 million at June 30, 2022 from $556.4 million at December 31, 2021 due to the various changes noted above.

Our future capital requirements will depend on many factors, including the following:

•
the expansion of our bioprocessing business;
•
the ability to sustain sales and profits of our bioprocessing products and successfully integrate them into our business;
•
our ability to acquire additional bioprocessing products;
•
the scope of and progress made in our R&D activities;
•
the scope of investment in our intellectual property portfolio;
•
contingent consideration earnout payments resulting from our acquisitions;

•
the extent of any share repurchase activity; and
•
the success of any proposed financing efforts.

Absent acquisitions of additional products, product candidates or intellectual property, we believe our current cash balances are adequate to meet our cash needs for at least the next 24 months from the date of this filing. We expect operating expenses for the rest of the year to increase as we continue to expand our bioprocessing business. We expect to incur continued spending related to the development and expansion of our bioprocessing product lines and expansion of our commercial capabilities for the foreseeable future. Our future capital requirements may include, but are not limited to, purchases of property, plant and equipment, the acquisition of additional bioprocessing products and technologies to complement our existing manufacturing capabilities and continued investment in our intellectual property portfolio.

We plan to continue to invest in our bioprocessing business and in key R&D activities associated with the development of new bioprocessing products. We actively evaluate various strategic transactions on an ongoing basis, including acquiring products, technologies or businesses that would complement our existing portfolio. We continue to seek to acquire such potential assets that may offer us the best opportunity to create value for our shareholders. In order to acquire such assets, we may need to seek additional financing to fund these investments. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of any such acquisition-related financing needs or lower demand for our products, we may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt funding. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, if at all.

Net Operating Loss Carryforwards

At December 31, 2021, the Company had federal net operating loss carryforwards of $46.2 million, state net operating loss carryforwards of $4.0 million and foreign net operating loss carryforwards of $6.1 million. Federal net operating loss carryforwards of $19.1 million will expire at various dates through 2037. The other $27.1 million of the federal net operating loss carryforwards have unlimited carryforward periods. The total state net operating loss carryforwards will expire at various dates through 2041, while the foreign net operating loss carryforwards do not expire. We had business tax credits carryforwards of $2.7 million available to reduce future federal and state income taxes, if any. The business tax credits carryforwards will continue to expire at various dates through December 2041. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service, state and foreign jurisdictions and may be limited in the event of certain changes in the ownership interest of significant shareholders.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, product candidate research, development and regulatory approval, SG&A expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources, our financing plans and the projected continued impact of, and response to, COVID-19 constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. The Company undertakes no obligation to publicly update or revise the statements in light of future developments. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with the following: the impact of COVID-19 on demand for our products and on our business or financial results; the success of current and future collaborative or supply relationships, including our agreements with Cytiva, MilliporeSigma and Purolite Life Sciences, an Ecolab Inc. company; our ability to successfully grow our bioprocessing business, including as a result of acquisitions, commercialization or partnership opportunities, and our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all U.S. Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products; the risk of litigation regarding our patent and other intellectual property rights; the risk of litigation with collaborative partners; our manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers; the effect of COVID-19, including mitigation efforts and economic effects, on our business operations and the operations of our customers and suppliers; our ability to hire and retain skilled personnel; the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition; our ability to integrate Polymem, Avitide and BioFlex businesses successfully into our business and achieve the expected benefits of the acquisitions; our ability to compete with larger, better financed life sciences companies; our history of losses and expectation of incurring losses; our ability to generate future revenues; our ability to successfully integrate our recently acquired businesses; our ability to raise additional capital to fund potential acquisitions; our volatile stock price; and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the SEC including under the sections entitled “Risk Factors” in our Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have historically held investments in commercial paper, U.S. Government and agency securities as well as corporate bonds and other debt securities. As a result, we have been exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise. We do not have any such investments as of June 30, 2022. As a result, a hypothetical 100 basis point increase in interest rates would have no effect on our cash position as of June 30, 2022.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Repligen Corporation Amended and Restated Severance and Change in Control Plan, effective as of May 26, 2022 (filed as Exhibit 10.1 to Repligen Corporation's Current Report on Form 8-K filed on June 1, 2022 and incorporated herein by reference).

10.2

Third Amended and Restated Employment Agreement, dated as of May26, 2022, by and between Repligen Corporation and Tony J. Hunt (filed as Exhibit 10.2 to Repligen Corporation's Current Report on Form 8-K filed on June 1, 2022 and incorporated herein by reference).

10.3

Repligen Corporation Amended and Restated Non-Employee Directors' Compensation Policy (filed as Exhibit 10.3 to Repligen Corporation's Current Report on Form 8-K filed on June 1, 2022 and incorporated herein by reference).

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

REPLIGEN CORPORATION

Date: August 2, 2022	By:	/S/ TONY J. HUNT
Tony J. Hunt
President and Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: August 2, 2022	By:	/S/ JON SNODGRES
Jon Snodgres
Chief Financial Officer
(Principal financial officer)
Repligen Corporation