Form 10-Q
period 2022-09-30
REPLIGEN CORP
filed 2022-11-01
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock on October 28, 2022 was 55,524,439.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

REPLIGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$573,363	$603,814
Accounts receivable, net of reserves of $1,350 and $1,417 at September 30, 2022 and December 31, 2021, respectively	117,645	117,420
Inventories, net	242,695	184,494
Prepaid expenses and other current assets	19,530	25,949
Total current assets	953,233	931,677
Noncurrent assets:
Property, plant and equipment, net	174,255	124,964
Intangible assets, net	359,560	337,274
Goodwill	851,406	860,362
Deferred tax assets	1,756	1,903
Operating lease right of use assets	121,522	101,559
Other noncurrent assets	800	615
Total noncurrent assets	1,509,299	1,426,677
Total assets	$2,462,532	$2,358,354
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,251	$36,203
Operating lease liability	13,156	8,303
Current contingent consideration	13,491	—
Accrued liabilities	74,633	75,498
Convertible Senior Notes, net	284,165	255,258
Total current liabilities	410,696	375,262
Noncurrent liabilities:
Deferred tax liabilities	23,413	33,480
Noncurrent operating lease liability	121,190	102,492
Noncurrent contingent consideration	69,143	94,238
Other noncurrent liabilities	2,981	2,815
Total noncurrent liabilities	216,727	233,025
Total liabilities	627,423	608,287
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 55,519,646 shares at September 30, 2022 and 55,321,457 shares at December 31, 2021 issued and outstanding	555	553
Additional paid-in capital	1,541,272	1,572,340
Accumulated other comprehensive loss	(55,261)	(16,886)
Accumulated earnings	348,543	194,060
Total stockholders’ equity	1,835,109	1,750,067
Total liabilities and stockholders’ equity	$2,462,532	$2,358,354

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Products	$200,708	$178,177	$614,668	$483,834
Royalty and other revenue	33	39	106	179
Total revenue	200,741	178,216	614,774	484,013
Costs and operating expenses:
Cost of product revenue	86,514	75,495	255,130	197,232
Research and development	10,228	9,154	32,823	25,155
Selling, general and administrative	53,643	48,373	162,592	131,809
Contingent consideration	(2,309)	—	(11,604)	—
Total costs and operating expenses	148,076	133,022	438,941	354,196
Income from operations	52,665	45,194	175,833	129,817
Other income (expenses):
Investment income	2,177	44	2,962	137
Interest expense	(329)	(2,859)	(892)	(8,400)
Amortization of debt issuance costs	(455)	(361)	(1,360)	(1,070)
Other expenses	(6,591)	(786)	(10,389)	(1,789)
Other expenses, net	(5,198)	(3,962)	(9,679)	(11,122)
Income before income taxes	47,467	41,232	166,154	118,695
Income tax provision	7,062	7,734	28,924	19,514
Net income	$40,405	$33,498	$137,230	$99,181
Earnings per share:
Basic	$0.73	$0.61	$2.48	$1.81
Diluted (Note 12)	$0.71	$0.58	$2.39	$1.74
Weighted average common shares outstanding:
Basic	55,498	55,015	55,432	54,918
Diluted (Note 12)	57,304	57,368	57,598	57,072

Net income	$40,405	$33,498	$137,230	$99,181
Other comprehensive income (loss):
Foreign currency translation adjustment	(18,170)	(5,550)	(38,375)	(12,004)
Comprehensive income	$22,235	$27,948	$98,855	$87,177

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands, except share data)

	Nine Months Ended September 30, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2021	55,321,457	$553	$1,572,340	$(16,886)	$194,060	$1,750,067
Impact of the adoption of ASU 2020-06	—	—	(39,070)	—	17,253	(21,817)
Net income	—	—	—	—	137,230	137,230
Issuance of common stock for debt conversion	15	0	(5)	—	—	(5)
Exercise of stock options and vesting of stock units	281,839	3	2,781	—	—	2,784
Tax withholding on vesting of restricted stock units	(83,665)	(1)	(15,828)	—	—	(15,829)
Stock-based compensation expense	—	—	21,054	—	—	21,054
Translation adjustment	—	—	—	(38,375)	—	(38,375)
Balance at September 30, 2022	55,519,646	$555	$1,541,272	$(55,261)	$348,543	$1,835,109

	Three Months Ended September 30, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2022	55,465,918	$555	$1,533,762	$(37,091)	$308,138	$1,805,364
Net income	—	—	—	—	40,405	40,405
Issuance of common stock for debt conversion	3	(0)	(0)	—	—	(0)
Exercise of stock options and vesting of stock units	59,112	0	2,321	—	—	2,321
Tax withholding on vesting of restricted stock units	(5,387)	(0)	(1,070)	—	—	(1,070)
Stock-based compensation expense	—	—	6,154	—	—	6,154
Translation adjustment	—	—	—	(18,170)	—	(18,170)
Other	—	—	105	—	—	105
Balance at September 30, 2022	55,519,646	$555	$1,541,272	$(55,261)	$348,543	$1,835,109

	Nine Months Ended September 30, 2021
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2020	54,760,837	548	$1,460,748	$2,085	$65,769	$1,529,150
Net income	—	—	—	—	99,181	99,181
Issuance of common stock for debt conversion	7	0	2	—	—	2
Exercise of stock options and vesting of stock units	257,387	2	1,989	—	—	1,991
Issuance of common stock pursuant to the acquisition of Avitide Inc.	271,096	3	77,573	—	—	77,576
Tax withholding on vesting of restricted stock units	(5,339)	(0)	(1,252)	—	—	(1,252)
Stock-based compensation expense	—	—	20,476	—	—	20,476
True-up of costs related to the December 2020 issuance of common stock	—	—	145	—	—	145
Translation adjustment	—	—	—	(12,004)	—	(12,004)
Balance at September 30, 2021	55,283,988	$553	$1,559,681	$(9,919)	$164,950	$1,715,265

	Three Months Ended September 30, 2021
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2021	54,969,481	$550	$1,475,436	$(4,369)	$131,452	$1,603,069
Net income	—	—	—	—	33,498	33,498
Issuance of common stock for debt conversion	4	0	1	—	—	1
Exercise of stock options and vesting of stock units	48,746	0	1,131	—	—	1,131
Issuance of common stock pursuant to the acquisition of Avitide Inc.	271,096	3	77,573	—	—	77,576
Tax withholding on vesting of restricted stock units	(5,339)	(0)	(1,252)	—	—	(1,252)
Stock-based compensation expense	—	—	6,792	—	—	6,792
Translation adjustment	—	—	—	(5,550)	—	(5,550)
Balance at September 30, 2021	55,283,988	$553	$1,559,681	$(9,919)	$164,950	$1,715,265

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$137,230	$99,181
Adjustments to reconcile net income to net cash provided by operating activities:
Inventory step-up amortization	—	1,868
Depreciation and amortization	36,605	27,430
Amortization of debt discount and issuance costs	1,360	8,592
Stock-based compensation expense	21,054	20,476
Deferred income taxes, net	1,722	6,071
Contingent consideration	(11,604)	—
Other	210	677
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(8,609)	(51,927)
Inventories	(64,308)	(61,598)
Prepaid expenses and other assets	168	471
Operating lease right of use assets	(22,033)	(3,018)
Other assets	(298)	728
Accounts payable	(10,124)	8,968
Accrued expenses	3,043	10,051
Operating lease liabilities	26,157	3,042
Long-term liabilities	(372)	(1,616)
Total cash provided by operating activities	110,201	69,396
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(120,979)
Additions to capitalized software costs	(2,568)	(2,945)
Purchases of property, plant and equipment	(64,390)	(34,969)
Purchase of intellectual property	(45,000)	—
Other investing activities	30	—
Total cash used in investing activities	(111,928)	(158,893)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,784	1,991
Payment of tax withholding obligation on vesting of restricted stock	(15,829)	(1,252)
Repayment of Convertible Senior Notes	(18)	(9)
Total cash (used in) provided by financing activities	(13,063)	730
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15,661)	(7,427)
Net decrease in cash, cash equivalents and restricted cash	(30,451)	(96,194)
Cash, cash equivalents and restricted cash, beginning of period	603,814	717,292
Cash and cash equivalents, end of period	$573,363	$621,098
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$25,705	$32,518
Fair value of 271,096 shares of common stock issued for the acquisition of Avitide, Inc.	$—	$77,576
Fair value of earnouts related to acquisition of Avitide, Inc.	$—	$79,962

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Repligen Sweden AB, Repligen GmbH, Spectrum® LifeSciences LLC and its subsidiaries (“Spectrum”), C Technologies, Inc., ARTeSYN Biosolutions Holdings Ireland Ltd., ARTeSYN Biosolutions Ireland Limited and its subsidiaries, Polymem S.A. (“Polymem”), Avitide LLC, Newton T&M Corp. ("NTM"), Bio-Flex Solutions, L.L.C. ("BioFlex"), Repligen Singapore Pte. Ltd. and Repligen UK Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

Except for the change in the Company's policy on Convertible Senior Notes as required by Accounting Standards Update ("ASU" or "ASUs") 2020-06 and discussed in Note 7, "Convertible Senior Notes," to these consolidated financial statements, the Company made no material changes in the application of its significant accounting policies that were disclosed in its Form 10-K. In the opinion of the Company, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments necessary for a fair presentation of its financial position as of September 30, 2022, its results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year. Certain prior year balances have been reclassified to conform to current year presentation.

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

Recently Issued Accounting Standard Updates – Not Yet Adopted

In March 2022, the Financial Accounting Standards Board issued ASU 2022-02, “Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for Troubled Debt Restructurings by creditors that have adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” while enhancing disclosure requirements for certain loan refinancing and restructurings made to borrowers experiencing financial difficulty. Additionally, ASU 2022-02 adds the requirement for companies to disclose current period write-offs by year of origination for financing receivables. ASU 2022-02 will become effective for the Company on January 1, 2023. Early adoption is permitted if an entity has adopted ASU 2016-13. Upon further evaluation, the Company determined that ASU 2022-02 will not impact the Company's consolidated financial statements or disclosures. The Company currently holds no troubled debt restructuring or investments in financing receivables.

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$408,923	$—	$—	$408,923

Liabilities:
Short-term contingent consideration	$—	$—	$13,491	$13,491
Long-term contingent consideration	$—	$—	$69,143	$69,143

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$460,936	$—	$—	$460,936

Liabilities:
Long-term contingent consideration	$—	$—	$94,238	$94,238

Cash and cash equivalents

As of September 30, 2022 and December 31, 2021, cash and cash equivalents on the Company's consolidated balance sheets included $408.9 million and $460.9 million, respectively, in money market accounts. These funds are valued on a recurring basis using Level 1 inputs.

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

During 2022, an increase in risk-free interest rates that are used to calculate the discount rate and a minor shift in revenue and volume projections, due to the expected timing of achievement over the three-year performance period resulted in a material change in amounts reported as of September 30, 2022. A reconciliation of the change in the fair value of contingent consideration - earnout is included in the following table (amounts in thousands):

Balance at December 31, 2021	$94,238
Decrease in fair value of contingent consideration earnouts	(11,604)
Balance at September 30, 2022	$82,634

The recurring Level 3 fair value measurement of our contingent consideration earnout that we expect to be required to settle include the following significant unobservable inputs (amounts in thousands, except percent data):

Contingent Consideration Earnout	Fair Value as of September 30, 2022	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
			Probability of
Commercialization-based		Monte Carlo	Success	100%	100%
payments	$28,441	Simulation	Earnout Discount Rate	5.4%-6.7%	6.0%

			Volatility	23.7%	23.7%
Revenue and Volume-		Monte Carlo	Revenue & Volume
based payments	$54,193	Simulation	Discount Rate	7.7%	7.7%
			Earnout Discount Rate	5.4%-6.7%	6.0%

(1)
Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Fair Value Measured on a Nonrecurring Basis

During the three and nine months ended September 30, 2022, there were no re-measurements to the fair value of financial assets and liabilities that are measured at fair value on a nonrecurring basis.

Convertible Senior Notes

In July 2019, the Company issued $287.5 million aggregate principal amount of the 2019 Notes. Interest is payable semi-annually in arrears on January 15 and July 15 of each year. The 2019 Notes will mature on July 15, 2024, unless earlier converted or repurchased in accordance with their terms. At September 30, 2022 and December 31, 2021, the carrying value of the 2019 Notes was $284.2 million and $255.3 million, respectively, net of unamortized discount and issuance costs, and the fair value of the 2019 Notes was $494.6 million and $678.5 million, respectively. The fair value of the 2019 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2019 Notes as of September 30, 2022. The 2019 Notes are discussed in more detail in Note 7, “Convertible Senior Notes” to this report.

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

Under the acquisition method of accounting, the assets acquired and liabilities assumed of BioFlex were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net assets acquired is estimated to be $4.6 million, the fair value of the intangible assets acquired is estimated to be $17.2 million and the residual goodwill is estimated to be $9.8 million. The estimated consideration and preliminary purchase price information has been prepared using a preliminary valuation. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company has incurred $2.5 million of transaction and integration costs associated with the NTM Acquisition from the date of acquisition to September 30, 2022, with $0.6 million and $2.2 million of transaction and integration costs incurred during the three and nine months ended September 30, 2022, respectively. The transaction costs are included in operating expenses in the consolidated statements of comprehensive income for the three and nine months ended September 30, 2022.

Fair Value of Net Assets Acquired

The preliminary allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, based on the preliminary valuation. As of September 30, 2022, the purchase accounting for this acquisition had not yet been finalized. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. Any such revisions or changes may have a material impact on our accounting treatment of the NTM Acquisition. The final allocation may include changes to deferred tax assets and other assets and liabilities.

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

During the nine months ended September 30, 2022, the Company recorded net working capital adjustments of approximately $0.4 million related to pre-acquisition liabilities, which are included in goodwill and accrued liabilities in the table above.

Acquired Goodwill

The goodwill of $9.8 million represents future economic benefits expected to arise from anticipated synergies from the integration of BioFlex and NTM into the Company. These synergies include operating efficiencies and strategic benefits projected to be achieved as a result of the NTM Acquisition. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

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

Under the acquisition method of accounting, the assets acquired and liabilities assumed of Avitide were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net assets acquired is $2.1 million, the fair value of the intangible assets acquired is $46.7 million and the residual goodwill is $197.5 million. The Company has incurred $4.7 million of transaction and integration costs associated with the Avitide Acquisition from the date of acquisition to September 30, 2022, with $0.8 million and $2.1 million of transaction and integration costs incurred during the three and nine months ended September 30, 2022, respectively and $0.6 million of transaction and integration costs incurred in each of the three and nine months ended September 30, 2021. The transaction costs are included in operating expenses in the consolidated statements of comprehensive income for the three and nine months ended September 30, 2022 and 2021. During 2022, due to the change in market inputs used to prepare the valuation of the contingent consideration obligation, the Company also recorded contingent consideration adjustments of ($2.3) million and ($11.6) million to the Company's consolidated statements of comprehensive income for the three and nine months ended September 30, 2022, respectively. See Note 2, "Fair Value Measurements" for more information.

Total consideration transferred is as follows (amounts in thousands):

Cash consideration	$74,962
Equity consideration	82,968
Contingent consideration - earnout	88,373
Fair value of net assets acquired	$246,303

Fair Value of Net Assets Acquired

The allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, based on the final valuation of Avitide. The Company has made appropriate adjustments to the purchase price allocation during the measurement period, which ended on September 20, 2022.

The components and final allocation of the purchase price consist of the following (amounts in thousands):

Cash and cash equivalents	$572
Accounts receivable	228
Inventory	332
Prepaid expenses and other current assets	114
Property and equipment	1,862
Operating lease right of use asset	3,648
Customer relationships	24,580
Developed technology	20,650
Trademark and tradename	1,210
Non-competition agreements	210
Goodwill	197,476
Long term deferred tax asset	1,525
Accounts payable	(215)
Accrued liabilities	(2,183)
Operating lease liability	(698)
Operating lease liability, long-term	(2,950)
Other liabilities	(58)
Fair value of net assets acquired	$246,303

Acquired Goodwill

The goodwill of $197.5 million represents future economic benefits expected to arise from anticipated synergies from the integration of Avitide. These synergies include operating efficiencies and strategic benefits projected to be achieved as a result of the Avitide Acquisition. Substantially all of the goodwill recorded is expected to be nondeductible for income tax purposes. During the nine months ended September 30, 2022, the Company recorded adjustments to goodwill of $1.8 million related to a change in estimated tax benefits associated with the net operating loss carryforward filed on the Avitide pre-acquisition tax return. The offset to these adjustments are included in long term deferred tax asset in the table above.

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

Under the acquisition method of accounting, the assets acquired and liabilities assumed of Polymem were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net assets acquired is approximately $2.2 million, the fair value of the intangible assets acquired is approximately $9.1 million and the residual goodwill is approximately $35.7 million. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company has incurred $7.1 million of transaction and integration costs associated with the Polymem Acquisition from the date of acquisition to September 30, 2022, with $0.8 million and $4.0 million of transaction and integration costs incurred during the three and nine months ended September 30, 2022, respectively and $1.9 million of transaction and integration costs incurred during the three and nine months ended September 30, 2021. The transaction costs are included in operating expenses in the consolidated statements of comprehensive income for the periods ended three and nine months ended September 30, 2022 and 2021.

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

Acquired Goodwill

The goodwill of approximately $35.7 million represents future economic benefits expected to arise from anticipated synergies from the integration of Polymem. These synergies include operating efficiencies and strategic benefits projected to be achieved as a result of the Polymem Acquisition. Substantially all of the goodwill recorded is expected to be nondeductible for income tax purposes.

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

Disaggregation of Revenue

Revenues for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Amounts in thousands)
Product revenue	$200,708	$178,177	$614,668	$483,834
Royalty and other income	33	39	106	179
Total revenue	$200,741	$178,216	$614,774	$484,013

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

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of September 30, 2022 (amounts in thousands):

	September 30,	December 31,
	2022	2021
Balances from contracts with customers only:
Accounts receivable	$117,645	$117,420
Deferred revenue (included in accrued liabilities in the consolidated balance sheets)	$19,465	$14,848
Revenue recognized during periods presented relating to:
The beginning deferred revenue balance	$12,989	$13,708

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

The following table represents the change in the carrying value of goodwill for the nine months ended September 30, 2022 (amounts in thousands):

Balance at December 31, 2021	$860,362
Measurement period adjustment - BioFlex	(376)
Measurement period adjustment - Avitide	(1,768)
Cumulative translation adjustment	(6,812)
Balance at September 30, 2022	$851,406

During each of the fourth quarters of 2021, 2020 and 2019, the Company completed its annual impairment assessments and concluded that goodwill was not impaired in any of those years. The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three and nine months ended September 30, 2022.

Intangible Assets

Intangible assets with a definitive life are amortized over their useful lives using the straight-line method, and the amortization expense is recorded within cost of product revenue and selling, general and administrative expenses in the Company’s statements of comprehensive income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions existed that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company's products or changes in the size of the market for the Company’s products. An impairment results if the carrying value of the asset exceeds the estimated fair value of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its intangible assets are recoverable at September 30, 2022.

Indefinite-lived intangible assets are reviewed for impairment at least annually. There has been no impairment of the Company’s intangible assets for the periods presented.

Intangible assets, net consisted of the following at September 30, 2022:

	September 30, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed(1)	$189,627	$(27,864)	$161,763	16
Patents	240	(240)	—	8
Customer relationships	251,482	(61,681)	189,801	15
Trademarks	7,658	(1,202)	6,456	19
Other intangibles	2,772	(1,932)	840	4
Total finite-lived intangible assets	451,779	(92,919)	358,860	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$452,479	$(92,919)	$359,560

(1)
Includes an upfront payment paid to DRS Daylight Solutions, Inc. ("Daylight") in September 2022 to exclusively license and commercialize rights to use certain technology and intellectual property which Daylight owns. The expected useful life of this technology is 15 years, which is the term of the Agreement and the period the Company expects to be able to utilize the license and which the technology will contribute directly to cash flows. See Note 9, "Commitments and Contingencies" for more information on this transaction.

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

Amortization expense for finite-lived intangible assets was $6.6 million and $5.7 million for each of the three months ended September 30, 2022 and 2021, respectively, and $19.8 million and $16.1 million for each of the nine months ended September 30,

2022 and 2021, respectively. As of September 30, 2022, the Company expects to record the following amortization expense in future periods (amounts in thousands):

Estimated
Amortization
For the Years Ended December 31,	Expense
2022 (remaining three months)	$7,316
2023	29,145
2024	28,559
2025	28,220
2026	28,220
2027 and thereafter	237,400
Total	$358,860

6.
Consolidated Balance Sheet Detail

Inventories, net

Inventories, net consists of the following:

	September 30,	December 31,
	2022	2021
	(Amounts in thousands)
Raw materials	$146,799	$123,321
Work-in-process	7,692	8,119
Finished products	88,204	53,054
Total inventories, net	$242,695	$184,494

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2022	2021
	(Amounts in thousands)
Land	$823	$1,023
Buildings	637	764
Leasehold improvements	86,301	52,505
Equipment	80,398	70,983
Furniture, fixtures and office equipment	7,960	9,137
Computer hardware and software	28,405	22,380
Construction in progress	53,448	38,446
Other	387	443
Total property, plant and equipment	258,359	195,681
Less - Accumulated depreciation	(84,104)	(70,717)
Total property, plant and equipment, net	$174,255	$124,964

Depreciation expenses totaled $6.1 million and $4.3 million for each of the three months ended September 30, 2022 and 2021, respectively, and $16.8 million and $11.3 million for each of the nine months ended September 30, 2022 and 2021, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2022	2021
	(Amounts in thousands)
Employee compensation	$33,776	$42,147
Deferred revenue	19,465	14,848
Income taxes payable	3,569	4,984
Other	17,823	13,519
Total accrued liabilities	$74,633	$75,498

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

During the third quarter of 2022, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2019 Notes are convertible at the option of the holders of the 2019 Notes during the fourth quarter of 2022, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the 2019 Notes. These conditions have been met each quarter since the third quarter of 2020. As a result, $25,000 aggregate principal amount of the 2019 Notes have been converted by the note holders since the issuance of the 2019 Notes, including $14,000 in 2022. The conversions resulted in the issuance of a nominal number of shares of the Company’s common stock to the note holders. The Company continues to classify the carrying value of the 2019 Notes as current liabilities on the Company’s consolidated balance sheets at September 30, 2022.

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

Effective January 1, 2022, the Company adopted ASU 2020-06. After adoption, the Company now accounts for the 2019 Notes as a single liability measured at amortized cost. As the equity component is no longer required to be split into a separate component, the Company recorded a net adjustment for the initial $50.4 million that was allocated to additional paid-in capital and $22.9 million of life-to-date interest expense recorded as amortization of debt discount. Additionally, the net deferred tax liability recorded for the 2019 Notes was reversed. The principal amount of the liability over its carrying amount is amortized to interest expense over the five-year term of the 2019 Notes. Since the 2019 Notes are classified as a single liability, there is no debt discount required to be amortized for the three and nine months ended September 30, 2022.

The net carrying value of the liability component of the 2019 Notes is as follows:

	September 30, 2022	December 31, 2021
	(Amounts in thousands)
0.375% Convertible Senior Notes due 2024:
Principal amount	$287,475	$287,489
Unamortized debt discount	—	(28,220)
Unamortized debt issuance costs	(3,310)	(4,011)
Net carrying amount	$284,165	$255,258

The following table sets forth total interest expense recognized related to the 2019 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Amounts in thousands)
Contractual interest expense	$270	$270	$809	$809
Amortization of debt issuance costs	455	361	1,360	1,070
Amortization of debt discount	—	2,540	—	7,526
Total	$725	$3,171	$2,169	$9,405
Effective interest rate of the liability component	1.0%	5.1%	1.0%	5.1%

At September 30, 2022 and December 31, 2021, the carrying value of the 2019 Notes was $284.2 million and $255.3 million, respectively, net of unamortized discount, and the fair value of the 2019 Notes was $494.6 million and $678.5 million, respectively. The fair value of the 2019 Notes was determined based on the most recent trade activity of the 2019 Notes at September 30, 2022 and December 31, 2021.

8.
Stockholders’ Equity

Stock Option and Incentive Plans

Under the Company’s current 2018 Stock Option and Incentive Plan (the “2018 Plan”), the number of shares of the Company’s common stock that were reserved and available for issuance is 2,778,000, plus the number of shares of common stock that were available for issuance under the Company’s previous equity plans. The shares of common stock underlying any awards under the 2018 Plan and previous equity plans (together, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At September 30, 2022, 1,953,159 shares were available for future grants under the 2018 Plan.

Stock-Based Compensation

For each of the three months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense of $6.2 million and $6.8 million, respectively, for share-based awards granted under the Plans. For the nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense of $21.1 million and $20.5 million, respectively. The following table presents stock-based compensation expense in the Company’s consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Amounts in thousands)
Cost of product revenue	$610	$489	$1,847	$1,444
Research and development	534	698	1,955	2,209
Selling, general and administrative	5,010	5,605	17,252	16,823
Total stock-based compensation	$6,154	$6,792	$21,054	$20,476

The 2018 Plan allows for the granting of incentive and nonqualified options to purchase shares of common stock, restricted stock and other equity awards. Employee grants under the Plans generally vest over a three to five-year period, with 20%-33% vesting on the first anniversary of the date of grant and the remainder vesting in equal yearly installments thereafter.

Nonqualified options issued to non-employee directors under the Plans generally vest over one year. In the first quarter of 2018, to create a longer-term retention incentive, the Company’s Compensation Committee granted long-term incentive compensation awards to its Chief Executive Officer, which consisted of both stock options and restricted stock units (“RSUs”) that are subject to time-based vesting over nine years. Options granted under the Plans have a maximum term of ten years from the date of grant and generally, the exercise price of the stock options equals the fair market value of the Company’s common stock on the date of grant. At September 30, 2022, options to purchase 603,939 shares and 532,256 stock units were outstanding under the Plans.

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

Information regarding option activity for the nine months ended September 30, 2022 under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2021	625,107	$54.15	6.29	$131,707
Granted	47,838	$180.82
Exercised	(61,006)	$45.64
Forfeited/expired/cancelled	(8,000)	$193.86
Options outstanding at September 30, 2022	603,939	$63.19	5.89	$75,626
Options exercisable at September 30, 2022	341,192	$46.89	5.28	$48,042
Vested and expected to vest at September 30, 2022(1)	589,320		5.88	$73,832

(1)
Represents the number of vested options as of September 30, 2022 plus the number of unvested options expected to vest as of September 30, 2022 based on the unvested outstanding options at September 30, 2022 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on September 30, 2022, the last business day of the third quarter of 2022, of $187.11 per share and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 30, 2022. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021 was $9.8 million and $14.5 million, respectively.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $76.64 and $88.01, respectively. The total fair value of stock options that vested during the nine months ended September 30, 2022 and 2021 was $3.1 million and $2.6 million, respectively.

Stock Units

The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant. The Company recognizes expense on awards with service-based vesting over the employee’s requisite service period on a straight-line basis. The Company recognizes expense on performance-based awards over the vesting period based on the probability that the performance metrics will be achieved. Information regarding stock unit activity, which includes activity for RSUs and performance stock units, for the nine months ended September 30, 2022 under the Plans is summarized below:

	Shares	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Unvested at December 31, 2021	606,685	3.07	$160,674
Awarded	159,117
Vested	(190,152)
Forfeited/expired/cancelled	(43,394)
Unvested at September 30, 2022	532,256	2.93	$99,590
Vested and expected to vest at September 30, 2022(1)	516,326	2.48	$96,610

(1)
Represents the number of vested stock units as of September 30, 2022 plus the number of unvested stock units expected to vest as of September 30, 2022 based on the unvested outstanding stock units at September 30, 2022 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (equal to the closing price of the common stock on September 30, 2022, the last business day of the third quarter of 2022, of $187.11 per share, as stock units do not have an exercise price) that would have been received by the stock unit holders had all holders exercised on September 30, 2022. The aggregate intrinsic value of stock units vested during the nine months ended September 30, 2022 and 2021 was $40.4 million and $39.2 million, respectively.

The weighted average grant date fair value of stock units granted during the nine months ended September 30, 2022 and 2021 was $191.55 and $211.34, respectively. The total fair value of stock units that vested during the nine months ended September 30, 2022 and 2021 was $19.7 million and $10.8 million, respectively.

As of September 30, 2022, there was $63.9 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.93 years. The Company expects 1,786,671 unvested options and stock units to vest over the next five years.

9.
Commitments and Contingencies

License Agreement

On September 19, 2022, the Company entered into a 15-year exclusive License Agreement ("Agreement") with DRS Daylight Solutions, Inc. ("Daylight"), giving the Company exclusive license and commercialization rights to use certain technology and intellectual property subject to conditions set forth in the Agreement. The Company agreed to pay Daylight (i) an initial, one-time, non-refundable, non-creditable upfront cash payment and (ii) quarterly royalty payments as defined in the Agreement.

Pursuant to the Agreement, the Company obtains the exclusive, non-transferrable, right and license to use specifically in the field of bioprocessing, the Daylight intellectual property called Culpeo® QCL-IR Liquid Analyzer ("Culpeo"), which is a compact, intelligent spectrometer that uses the power of quantum cascade lasers ("QCLs") to analyze and identify chemicals. Under the Agreement, the Company assumes responsibility for the commercialization and sale of Culpeo, in addition to the ability to incorporate the intellectual property into optimized products over the term of the Agreement. Daylight will continue to sell the products in the specified fields of Aerospace and Defense.

Collaboration Agreement

In June 2018, the Company secured an agreement with Navigo Proteins GmbH (“Navigo”) for the exclusive co-development of multiple affinity ligands for which the Company holds commercialization rights. The Company is manufacturing and supplying the first of these ligands, NGL-Impact®, exclusively to Purolite Life Sciences, an Ecolab Inc. company (“Purolite”), who is pairing the Company’s high-performance ligand with Purolite’s agarose jetting base bead technology used in their Jetted A50 Protein A resin product. The Company also signed a long-term supply agreement with Purolite for NGL-Impact and other potential additional affinity ligands that may advance from the Company’s Navigo collaboration. In September 2020, the Company and Navigo successfully completed co-development of an affinity ligand targeting the SARS-CoV-2 spike protein, to be utilized in the purification of COVID-19 vaccines. The Company has proceeded with scaling up and manufacturing this ligand and the development and validation of the related affinity chromatography resin, which is marketed by the Company. In September 2021, the Company and Navigo successfully completed co-development of a novel affinity ligand that addresses aggregation issues associated with pH sensitive antibodies and Fc-fusion proteins. The Company is manufacturing and supplying this ligand, NGL-Impact® HipH, to Purolite for use in a platform use resin product. The Navigo and Purolite agreements are supportive of the Company’s strategy to secure and reinforce the Company’s proteins business. The Company made royalty payments to Navigo of $0.4 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively and payments of $1.5 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively.

10.
Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2022 which consisted of only foreign currency translation adjustments for the periods shown (amounts in thousands):

Foreign
Currency
Translation
Adjustment

Balance at December 31, 2021	$(16,886)
Other comprehensive loss	(38,375)
Balance at September 30, 2022	$(55,261)

11.
Income Taxes

For the three and nine months ended September 30, 2022, the Company recorded an income tax provision of $7.1 million and $28.9 million, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 14.9% and 17.4%, respectively, compared to 18.8% and 16.4% for the corresponding periods in the prior year. The difference in effective tax rates between the periods was primarily due to higher income before income taxes, benefits from foreign-derived intangible income, business tax credits and lower windfall benefits recognized on stock option exercises and the vesting of stock units. The effective tax rates for the three and nine months ended September 30, 2022 and 2021 were lower than the U.S. statutory rate of 21% primarily due to business tax credits, benefits from foreign-derived intangible income and windfall benefits on stock option exercises and the vesting of stock units.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 ("Inflation Reduction Act"), which, among other things, implements a 15% alternative minimum tax on global adjusted financial statement income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy and will become effective beginning in 2023. We evaluated the provisions of the Inflation Reduction Act and as of September 30, 2022, we believe that no provision had a material effect on our consolidation financial position or results of operations.

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

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Amounts in thousands, except per share data)
Numerator:
Net income	$40,405	$33,498	$137,230	$99,181
Effect of dilutive securities:
Charges associated with convertible debt instruments, net of tax	—	—	387	—
Numerator for diluted earnings per share - net income available to common stockholders after the effect of dilutive securities	$40,405	$33,498	$137,617	$99,181

Denominator:
Weighted average shares used in computing net income per share - basic	55,498	55,015	55,432	54,918
Effect of dilutive shares:
Options and stock units	673	919	663	913
Convertible Senior Notes	1,131	1,373	1,501	1,180
Dilutive effect of unvested performance stock units	2	61	2	61
Dilutive potential common shares	1,806	2,353	2,166	2,154
Denominator for diluted earnings per share - adjusted weighted average shares used in computing net income per share - diluted	57,304	57,368	57,598	57,072

Earnings per share:
Basic	$0.73	$0.61	$2.48	$1.81
Diluted	$0.71	$0.58	$2.39	$1.74

At September 30, 2022, there were outstanding options to purchase 603,939 shares of the Company’s common stock at a weighted average exercise price of $63.19 per share and 532,256 shares of common stock issuable upon the vesting of stock units, which include RSUs and performance stock units. For the three and nine months ended September 30, 2022, 112,179 shares and 149,187 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted EPS because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

At September 30, 2021, there were outstanding options to purchase 658,600 shares of the Company’s common stock at a weighted average exercise price of $54.93 per share and 619,761 shares of common stock issuable upon the vesting of stock units, which include RSUs and performance stock units. For the three and nine months ended September 30, 2021, 44,912 shares and 63,770 shares of the Company’s common stock were excluded from the calculation of diluted EPS because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

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

As provided by the terms of the Second Supplemental Indenture underlying the 2019 Notes, the Company irrevocably elected to settle the conversion obligation for the 2019 Notes in a combination of cash and shares of the Company's common stock. This means the Company will settle the par value of the 2019 Notes in cash and any excess conversion premium in shares. As mentioned in Note 7, "Convertible Senior Notes," the Company adopted ASU 2020-06 effective January 1, 2022. Under ASU 2020-06, the Company is required to reflect the dilutive effect of the convertible securities by application of the "if-converted" method, which means the denominator of the EPS calculation would include the total number of shares assuming the 2019 Notes had been fully converted at the beginning of the period. Prior to March 4, 2022, the Company had the choice to settle the conversion of the 2019 Notes in cash, stock or a combination of the two. Therefore, from January 1, 2022 (the date the Company adopted ASU 2020-06) to March 4, 2022, the Company included 3,474,429 shares in the denominator of the EPS calculation, applying the if converted method. Subsequent to March 4, 2022, after the Second Supplemental Indenture became effective, the Company irrevocably elected to settle the conversion obligation for the 2019 Notes in a combination of cash and shares of the Company's common stock, and from March 5, 2022 forward, only the excess premium will be settled with shares. Under the if-converted method of calculating dilutive shares, the Company was also required to exclude amortization of debt issuance costs and interest charges applicable to the convertible debt from the numerator of the dilutive EPS calculation for the period from January 1, 2022 to March 4, 2022, as if the interest on convertible debt was never recognized for that period. For the nine months ended September 30, 2022, the Company excluded interest charges of $0.4 million (net of tax) from the numerator.

Prior to the adoption of ASU 2020-06, the Company applied the provisions of ASC 260, “Earnings Per Share,” Subsection 10-45-44, to determine the diluted weighted average shares outstanding as it related to the conversion spread on its convertible notes. Accordingly, the par value of the 2019 Notes was not included in the calculation of diluted income per share, but the dilutive effect of the conversion premium was considered in the calculation of diluted net income per share using the treasury stock method. The dilutive impact of the 2019 Notes was based on the difference between the Company’s current period average stock price and the conversion price of the 2019 Notes, provided there was a premium. Pursuant to this accounting standard, there was no dilution from the accreted principal of the 2019 Notes. For the three and nine months ended September 30, 2022, the dilutive effect of the conversion premium included in the calculation of diluted earnings was 1,130,530 shares and 1,500,717 shares, respectively. For the three and nine months ended September 30, 2021, the dilutive effect of the conversion premium included in the calculation of diluted earnings was 1,373,341 shares and 1,180,425 shares, respectively.
13.
Related Party Transactions

Certain facilities leased by Spectrum are owned by the Roy T. Eddleman Living Trust (the "Trust"). As of September 30, 2022, the Trust owned greater than 5% of the Company’s outstanding shares. Therefore, the Company considers the Trust to be a related party. The lease amounts paid to the Trust prior to the public offering were negotiated in connection with the acquisition of Spectrum. The Company incurred rent expense totaling $0.2 million for each of the three months ended September 30, 2022 and 2021 related to these leases and incurred rent expense of $0.5 million for each of the nine months ended September 30, 2022 and 2021.

14.
Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue by customers' geographic locations:
North America	42%	44%	42%	42%
Europe	35%	42%	38%	40%
APAC/Other	23%	14%	20%	18%
Total revenue	100%	100%	100%	100%

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings and credit exposure to any one issue, issuer (with the exception of U.S. Treasury obligations) and type of instrument is limited. At September 30, 2022 and December 31, 2021, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

Revenue from customers that represented 10% or more of the Company's total revenue for the periods presented in our consolidated statements of comprehensive income came from sales to Pfizer Inc. during the three months ended September 30, 2021 only, which generated $19.1 million, or 11% of the Company's total revenue for the period. There was no revenue from customers that represented 10% or more of the Company's total revenue for any of the other periods presented.

No accounts receivable balance from a specific customer represented 10% or more of the Company's total trade accounts receivable at September 30, 2022. Significant accounts receivable balances representing 10% or more of the Company’s total trade accounts receivable and royalties at December 31, 2021 came from our accounts receivable balance outstanding with Pfizer Inc., which was 14% of our total accounts receivable and other receivable balance.

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

Macroeconomic Trends

As a result of our global presence, a significant portion of our revenue and expenses is denominated in currencies other than the U.S. dollar. We are therefore subject to non-U.S. currency risks and non-U.S. exchange exposure. Exchange rates can be volatile and a substantial weakening or strengthening of foreign currencies against the U.S. dollar could increase or reduce our revenue and gross profit margin and impact the comparability of results from period to period.

We have experienced, and expect to continue to experience, cost inflation, primarily in raw materials, and other supply chain costs, as a result of global macroeconomic trends, including the conflict between Russia and Ukraine, government-mandated actions in response to the novel coronavirus pandemic ("COVID-19"), and labor shortages. Actions taken to mitigate supply chain disruptions and inflation, including price increases and productivity improvements, have generally been successful in offsetting the impact of these trends. In addition, decreasing demand for COVID-19 vaccination is driving a reduction in future demand of our products related to these vaccines. We expect that these trends will continue to impact our results for the remainder of 2022 and into 2023.

License Agreement

On September 19, 2022, we entered into a 15-year exclusive License Agreement ("Agreement") with DRS Daylight Solutions, Inc. ("Daylight"), giving us exclusive license and commercialization rights to use certain technology and intellectual property subject to conditions set forth in the Agreement. We agreed to pay Daylight (i) an initial, one-time, non-refundable, non-creditable upfront cash payment and (ii) quarterly royalty payments as defined in the Agreement.

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

Critical Accounting Policies and Estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and our significant accounting policies in Note 2, "Summary of Significant Accounting Policies", to the consolidated financial statements included in our Form 10-K.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related footnotes thereto.

Revenues

Total revenue for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:
Products	$200,708	$178,177	$22,531	12.6%	$614,668	$483,834	$130,834	27.0%
Royalty and other	33	39	(6)	(15.4%)	106	179	(73)	(40.8%)
Total revenue	$200,741	$178,216	$22,525	12.6%	$614,774	$484,013	$130,761	27.0%

Product revenues

Since 2016, we have been increasingly focused on selling our products directly to customers in the pharmaceutical industry and to our contract manufacturers. These direct sales represented approximately 86% and 82% of our product revenue for each of the three months ended September 30, 2022 and 2021, respectively, and represented 87% and 82% of our product revenue for each of the nine months ended September 30, 2022 and 2021, respectively. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

Revenues from our filtration franchise include the sales of our XCell ATF® systems and consumables; Spectrum filtration systems, including KrosFlo®; SIUS® filtration products and systems; the fluid management assemblies and components offered by Engineered Molding Technology LLC, Non-Metallic Solutions, Inc., ARTeSYN Biosolutions Ireland Limited ("ARTeSYN") and BioFlex, the latter of which was acquired on December 16, 2021; the hollow fiber membrane technology offered by Polymem, which we acquired on July 1, 2021; and our ARTeSYN filtration systems. Revenue from our chromatography products includes the sale of our OPUS pre-packed chromatography columns, ELISA test kits and chromatography systems from Spectrum and ARTeSYN. Revenue from proteins products includes the sale of our Protein A ligands and cell culture growth factors, and sales of affinity products, including adeno-associated virus resins offered by Avitide, which we acquired on September 20, 2021. Revenue from our process analytics products includes the sale of our SoloVPE®, FlowVPE® and FlowVPX® systems, consumables and service. Other revenue primarily consists of sales of our operating room products to hospitals as well as freight revenue.

During the three and nine months ended September 30, 2022, product revenue increased by $22.5 million, or 12.6% and $130.8 million, or 27.0%, respectively, as compared to the same periods of 2021, with robust demand for our filtration, chromatography and process analytics products in mAb and C&GT manufacturing, which are not related to the manufacturing of COVID-19 vaccines. There is continued adoption of our products by key bioprocessing customers across all key product lines, though we are seeing a deceleration in demand from customers focused on manufacturing COVID-19 vaccinations. We also experienced an increase in revenue during the three and nine months ended September 30, 2022, compared to the same periods of 2021, due to our 2021 acquisitions of Polymem, Avitide and BioFlex, which were acquired in July 2021, September 2021 and December 2021, respectively, and for which revenues related to these acquisitions were included in our results of operations from their respective date of acquisition.

Royalty revenues

Royalty revenues in the three and nine months ended September 30, 2022 and 2021 relate to royalties received from a third-party systems manufacturer associated with our OPUS PD chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partner.

Costs of product revenue and operating expenses

Total costs and operating expenses for the three and nine months ended September 30, 2022 and 2021 were comprised of the following:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Cost of product revenue	$86,514	$75,495	$11,019	14.6%	$255,130	$197,232	$57,898	29.4%
Research and development	10,228	9,154	1,074	11.7%	32,823	25,155	7,668	30.5%
Selling, general and administrative	53,643	48,373	5,270	10.9%	162,592	131,809	30,783	23.4%
Contingent Consideration	(2,309)	—	(2,309)	(100.0%)	(11,604)	—	(11,604)	(100.0%)
Total costs and operating expenses	$148,076	$133,022	$15,054	11.3%	$438,941	$354,196	$84,745	23.9%

Cost of product revenue

Cost of product revenue increased 14.6% and 29.4% in the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021, due primarily to the increase in product revenue mentioned above and costs associated with higher product volume. Also, in order to support our growth and demand for our products, we continue to invest in our manufacturing infrastructure through an increase in headcount related to manufacturing and occupancy costs. In addition, we experienced cost inflation, primarily in raw materials as well as freight charges due to increased fuel costs and carrier market conditions, during the three and nine months ended September 30, 2022, compared to the same periods of 2021. Our depreciation expense increased during the three and nine months ended September 30, 2022, as compared to the same periods of 2021, due to manufacturing equipment being placed into service throughout 2021 and 2022. In addition, cost of product revenue increased for the three months ended September 30, 2022 due to the acquisitions of Avitide and BioFlex in September 2021 and December 2021, respectively, and for which expenses related to these acquisitions were included in our results of operations from their respective dates of acquisition. Cost of product revenue increased for the nine months ended September 30, 2022 due to the acquisitions of Polymem, Avitide and BioFlex in the second half of 2021.

Gross margin was 56.9% and 57.6% in the three months ended September 30, 2022 and 2021, respectively. The reduction in gross margin in the three months ended September 30, 2022, as compared to the same period of 2021, is due primarily to the increase in manufacturing and employee-related costs from a rise in manufacturing headcount, an increase in occupancy costs due to added capacity, an increase in depreciation expense, and an increase in freight charges from cost inflation.

Gross margin was 58.5% and 59.3% in the nine months ended September 30, 2022 and 2021, respectively. The reduction in gross margin in the nine months ended September 30, 2022, as compared to the same period of 2021, is due primarily to the increase in employee-related costs from a rise in manufacturing headcount, an increase in occupancy costs due to added capacity in 2021 and 2022 and an increase in depreciation expense, as mentioned above. The gross margin for the nine months ended September 30, 2021 also includes $1.6 million of amortization of inventory step-up associated with the ARTeSYN Acquisition in December 2020. Gross margins may fluctuate in future quarters based on actual production volume and product mix.

Research and development expenses

Research and development (“R&D”) expenses are related to bioprocessing products, which include personnel, supplies and other research expenses. Due to the fact that these various programs share personnel and fixed costs, we do not track all of our expenses or allocate any fixed costs by program, and therefore, have not provided historical costs incurred by project.

R&D expenses increased $1.1 million, or 11.7% and $7.7 million, or 30.5%, during the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021. The increase during the periods is primarily due to increased spending on new product development, increased employee-related costs due to additional headcount, increased depreciation related to R&D assets that were put into service and increased occupancy costs due to added capacity in 2021 and 2022. In addition, the increase in R&D costs for the three and nine months ended September 30, 2022, as compared to the same periods of 2021, was due to the costs related to our 2021 acquisitions, primarily Polymem and Avitide in July 2021 and September 2021, respectively.

R&D expense also includes payments made to expand our proteins product offering through our development agreement with Navigo Proteins GmbH (“Navigo”). Such expenses were $0.3 million and $1.4 million, respectively, for the three and nine months ended September 30, 2022, as compared to $0.5 million and $1.3 million, respectively for the same periods in 2021, in the form of milestone payments to Navigo.

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

During the three and nine months ended September 30, 2022, SG&A costs increased by $5.3 million, or 10.9%, and $30.8 million, or 23.4%, respectively, as compared to the same periods of 2021. The increases are partially due to the continued expansion of our customer-facing activities to drive sales of our bioprocessing products, and the continued buildout of our administrative infrastructure, primarily through increased headcount, to support expected future growth. In addition, SG&A costs increased for the three months ended September 30, 2022 due to the addition of Avitide and BioFlex in September 2021 and December 2021, respectively, for which the costs were not fully comparable in the three months ended September 30, 2021. SG&A costs increased for the nine months ended September 30, 2022 due to the addition of Polymem, Avitide and BioFlex during the second half of 2021. A full nine months of costs are included in SG&A expenses in 2022 from these acquisitions, but only from the date of acquisition in 2021.

Contingent consideration expense

Contingent consideration expense represents the change in fair value of the contingent consideration obligation included in current and noncurrent contingent consideration on the consolidated balance sheets as of the end of each period. Re-measurement of the contingent consideration obligation is done each quarter and the carrying value of the obligation is adjusted to the current fair value through our consolidated statements of comprehensive income. We recorded an adjustment to the fair value of the contingent consideration obligation for the three and nine months ended September 30, 2022 of $(2.3) million and ($11.6) million, respectively.

Other expenses, net

The table below provides detail regarding our other expenses, net:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Investment income	$2,177	$44	$2,133	4847.7%	$2,962	$137	$2,825	2062.0%
Interest expense	(329)	(2,859)	2,530	(88.5%)	(892)	(8,400)	7,508	(89.4%)
Amortization of debt issuance costs	(455)	(361)	(94)	26.0%	(1,360)	(1,070)	(290)	27.1%
Other expenses	(6,591)	(786)	(5,805)	738.5%	(10,389)	(1,789)	(8,600)	480.7%
Total other expense, net	$(5,198)	$(3,962)	$(1,236)	31.2%	$(9,679)	$(11,122)	$1,443	(13.0%)

Investment income

Investment income includes income earned on invested cash balances. Our investment income increased by $2.1 million for the three and nine months ended September 30, 2022, compared to the same periods of 2021 due to an increase in interest rates on average invested cash balances since September 30, 2021. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Interest expense

Interest expense in the three and nine months ended September 30, 2022 and 2021 is primarily from our 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”), which were issued in July 2019. Interest expense for the three and nine months ended September 30, 2022 includes the contractual coupon interest on the 2019 Notes. For the three and nine months ended September 30, 2021, interest expense includes the amortization of the debt discount as well as the contractual coupon interest. As a result of our adoption of ASU 2020-06, "Debt - Debt with Conversion Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)," effective January 1, 2022, the equity portion of the debt conversion feature recorded upon the issuance of the 2019 Notes, or the debt discount, was reversed along with the total amortization taken on that discount. Since there was no debt discount, no amortization was taken in the three and nine months ended September 30, 2022.

Amortization of debt issuance costs

In accounting for the transaction costs related to the issuance of the 2019 Notes, the Company allocated the total costs incurred to the liability and equity components of the 2019 Notes based on their relative values. Transaction costs attributable to the liability component are amortized to amortization of debt issuance costs on the consolidated statements of comprehensive income. Amortization of debt issuance costs increased during the three and nine months ended September 30, 2022, as compared to the same periods of 2021. This is a result of the decrease in the balance of debt issuance costs that are being amortized. As these costs decrease, the carrying value of the debt increases and interest calculated based on the carrying value increases as well.

Other expenses

The change in other expenses, net during the three and nine months ended September 30, 2022, compared to the same periods of 2021, is primarily attributable to realized foreign currency losses related to transactions with customers and vendors.

Income tax provision

Income tax provision for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision	$7,062	$7,734	$(672)	(8.7%)	$28,924	$19,514	$9,410	48.2%
Effective tax rate	14.9%	18.8%			17.4%	16.4%

For the three and nine months ended September 30, 2022, we recorded an income tax provision of $7.1 million and $28.9 million, respectively. The effective tax rate was 14.9% and 17.4% for the three and nine months ended September 30, 2022, respectively, and is based upon the estimated income for the year ending December 31, 2022 and the composition of income in different jurisdictions. The difference in effective tax rates between the periods was primarily due to higher benefits recognized on business tax credits and windfall benefits recognized on stock option exercises and the vesting of stock units. Our effective tax rate for the three and nine months ended September 30, 2022 was lower than the U.S. statutory rate of 21% primarily due to business tax credits, windfall benefits on stock option exercises and the vesting of stock units, and benefits from foreign-derived intangible income. For the three and nine months ended September 30, 2021, we recorded an income tax provision of $7.7 million and $19.5 million, respectively. The effective tax rate was 18.8% and 16.4% for the three and nine months ended September 30, 2021, respectively, and is based upon the estimated income for the year ending December 31, 2021 and the composition of income in different jurisdictions. Our effective tax rate for the three and nine months ended September 30, 2021 was lower than the U.S. statutory rate of 21% primarily due to business tax credits and windfall benefits on stock option exercise and the vesting of stock units.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 ("Inflation Reduction Act"), which, among other things, implements a 15% alternative minimum tax on global adjusted financial statement income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy and will become effective beginning in 2023. We evaluated the provisions of the Inflation Reduction Act and we believe that as of September 30, 2022, no provision had a material effect on our consolidated financial position or results of operations.

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

Non-GAAP adjusted income from operations

Non-GAAP adjusted income from operations is measured by taking income from operations as reported in accordance with GAAP and excluding inventory step-up charges, acquisition and integration costs, contingent consideration fair value adjustments, and intangible amortization booked through our consolidated statements of comprehensive income. The following is a reconciliation of income from operations in accordance with GAAP to non-GAAP adjusted income from operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Amounts in thousands)
GAAP income from operations	$52,665	$45,194	$175,833	$129,817
Non-GAAP adjustments to income from operations:
Inventory step-up charges	—	270	—	1,868
Acquisition and integration costs	1,251	5,824	7,142	11,593
Contingent consideration	(2,309)	—	(11,604)	—
Intangible amortization	6,547	5,677	19,712	16,001
Non-GAAP adjusted income from operations	$58,154	$56,965	$191,083	$159,279

Non-GAAP adjusted net income and adjusted earnings per share

Non-GAAP adjusted net income and adjusted earnings per share is measured by taking net income as reported in accordance with GAAP and excluding acquisition and integration costs, intangible amortization, inventory step-up charges, loss on conversion of debt, non-cash interest expense, amortization of debt issuance costs, contingent consideration fair value adjustments and the tax effects of these items. The following are reconciliations of net income and fully diluted earnings per share in accordance with

GAAP to non-GAAP adjusted net income and adjusted fully diluted earnings per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022		2021
		Fully Diluted		Fully Diluted
		Earnings per		Earnings per
	Amount	Share*	Amount	Share*
	(Amounts in thousands, except per share data)
GAAP net income	$40,405	$0.71	$33,498	$0.58
Non-GAAP adjustments to net income:
Inventory step-up charges	—	—	270	0.00
Acquisition and integration costs	1,512	0.03	5,824	0.10
Contingent consideration	(2,309)	(0.04)	—	—
Intangible amortization	6,547	0.11	5,677	0.10
Loss on conversion of debt	—	—	1	0.00
Amortization of debt issuance costs(1)	455	0.01	361	0.01
Non-cash interest expense(1)	—	—	2,541	0.04
Tax effect of non-GAAP charges	(2,241)	(0.04)	(3,467)	(0.06)
Non-GAAP adjusted net income	$44,369	$0.77	$44,705	$0.78

	Nine Months Ended September 30,
	2022		2021
		Fully Diluted		Fully Diluted
		Earnings per		Earnings per
	Amount	Share*	Amount	Share*
	(Amounts in thousands, except per share data)
GAAP net income	$137,230	$2.39	$99,181	$1.74
Non-GAAP adjustments to net income:
Inventory step-up charges	—	—	1,868	0.03
Acquisition and integration costs	7,403	0.13	11,593	0.20
Contingent consideration	(11,604)	(0.20)	—	—
Intangible amortization	19,712	0.34	16,001	0.28
Loss on conversion of debt	—	—	6	0.00
Amortization of debt issuance costs(1)	1,360	0.02	1,070	0.02
Non-cash interest expense	—	—	7,522	0.13
Tax effect of non-GAAP charges	(4,600)	(0.08)	(8,904)	(0.16)
Non-GAAP adjusted net income	$149,501	$2.61	$128,337	$2.25

(1)
See Note 12, "Earnings Per Share," for more information on the effects of adopting ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40),” which we adopted effective January 1, 2022 to these financial statement line items.

* Per share totals may not add due to rounding.

Adjusted EBITDA

Adjusted EBITDA is measured by taking net income as reported in accordance with GAAP, excluding investment income, interest expense, taxes, depreciation and amortization, acquisition and integration costs, inventory step-up charges, loss on conversion of debt and contingent consideration fair value adjustments booked through our consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Amounts in thousands)
GAAP net income	$40,405	$33,498	$137,230	$99,181
Non-GAAP EBITDA adjustments to net income:
Investment income	(2,177)	(44)	(2,962)	(137)
Interest expense	329	318	892	878
Non-cash interest expense(1)	—	2,541	—	7,522
Amortization of debt issuance costs	455	361	1,360	1,070
Income tax provision	7,062	7,734	28,924	19,514
Depreciation	6,097	4,308	16,810	11,360
Intangible amortization	6,575	5,705	19,795	16,084
EBITDA	$58,746	$54,421	$202,049	$155,472
Other non-GAAP adjustments:
Inventory step-up charges	—	270	—	1,868
Acquisition and integration costs	1,512	5,824	7,403	11,593
Contingent consideration	(2,309)	—	(11,604)	—
Loss on conversion of debt	—	1	—	6
Adjusted EBITDA	$57,949	$60,516	$197,848	$168,939

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

At September 30, 2022, we had cash and cash equivalents of $573.4 million compared to cash and cash equivalents of $603.8 million at December 31, 2021.

On September 19, 2022, we entered into the Agreement with Daylight, giving us exclusive license and commercialization rights to use certain technology and intellectual property subject to conditions set forth in the Agreement. We agreed to pay Daylight (i) an initial, one-time, non-refundable, non-creditable upfront cash payment as of September 30, 2022 and (ii) quarterly royalty payments as defined in the Agreement.

During the third quarter of 2022, the closing price of our common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2019 Notes are convertible at the option of the holders of the 2019 Notes during the fourth quarter of 2022, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the 2019 Notes. These conditions have been met each quarter since the fourth quarter of 2020. As a result, $25,000 in aggregate principal amount of the 2019 Notes have been converted by the noteholders since the issuance of the 2019 Notes, including $14,000 during 2022. The conversions resulted in the issuance of a nominal number of shares of our common stock to the noteholders. We continue to classify the carrying value of the 2019 Notes as current liabilities on our consolidated balance sheet at September 30, 2022.

Cash flows

	Nine Months Ended September 30,		Increase/(Decrease)
	2022	2021	$ Change
	(Amounts in thousands)
Operating activities	$110,201	$69,396	$40,805
Investing activities	(111,928)	(158,893)	46,965
Financing activities	(13,063)	730	(13,793)
Effect of exchange rate changes on cash and cash equivalents	(15,661)	(7,427)	(8,234)
Net decrease in cash and cash equivalents	$(30,451)	$(96,194)	$65,743

Operating activities

For the nine months ended September 30, 2022, our operating activities provided cash of $110.2 million reflecting net income of $137.2 million and non-cash charges totaling $49.3 million primarily related to depreciation, amortization, contingent consideration adjustments, deferred income taxes and stock-based compensation charges. An increase in accounts receivable consumed $8.6 million of cash and was primarily driven by the 27.0% year-to-date increase in revenues. Additionally, we had an increase in inventory manufactured of $64.3 million to support expected increases in future revenue. Accounts payable decreased $10.1 million due to the timing of payments to vendors. Offsetting these uses of cash was a $4.1 million net increase in operating lease liabilities due to new operating leases entered into during 2022 and a $3.0 million increase in accrued liabilities due to the increase in expected costs, including corporate income taxes. The remaining cash used in operating activities resulted from unfavorable changes in various other working capital accounts.

For the nine months ended September 30, 2021, our operating activities provided cash of $69.4 million reflecting net income of $99.2 million and non-cash charges totaling $65.1 million primarily related to depreciation, amortization, inventory step-up amortization, deferred income taxes, non-cash interest expense, amortization of debt discount and issuance costs and stock-based compensation charges. An increase in accounts receivable consumed $52.0 million of cash and was primarily driven by the 87.9% year-to-date increase in revenues. An increase in inventory manufactured of $61.6 million supports expected increases in future revenue. The increases in accounts receivable and inventory manufactured are offset by an increase in accounts payable of $9.0 million, which was primarily due to increased inventory purchases to support customer orders, an increase in accrued liabilities of $10.1 million, which was due to an increase in accruals for expected costs, and to a decrease in deferred revenue related to products shipped during the first half of 2021. The remaining cash used in operating activities resulted from unfavorable changes in various other working capital accounts.

Investing activities

Our investing activities consumed $111.9 million of cash during the nine months ended September 30, 2022, mainly due to $67.0 million of capital expenditures in 2022 as we continue to increase our manufacturing capacity worldwide. Of these expenditures, $2.6 million represented capitalized costs related to our internal-use software for the nine months ended September 30, 2022. In addition, in September 2022, the Company paid a one-time, non-refundable, non-creditable upfront payment to Daylight as required under a License Agreement for the commercialization and sale of Culpeo® QCL-IR Liquid Analyzer.

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

Financing activities

Our financing activities consumed $13.1 million of cash for the nine months ended September 30, 2022, which included cash disbursed in relation to shares withheld to cover employee income tax due upon the vesting and release of restricted stock units of $15.8 million. This was partially offset by proceeds received from stock option exercises during the period of $2.8 million.

Cash provided by financing activities of $0.7 million for the nine months ended September 30, 2021 included proceeds from stock option exercises during the period offset by cash disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units. Proceeds from stock option exercises during the nine months ended September 30, 2021 were $2.0 million, offset by $1.3 million of cash disbursed to pay tax obligations on the vesting of restricted stock units.

Working capital decreased by $13.9 million to $542.5 million at September 30, 2022 from $556.4 million at December 31, 2021 due to the various changes noted above.

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
•
general economic and capital markets;
•
change in accounting standards;
•
the impact of inflation on our operations, including our expenditures on raw materials and freight charges;
•
fluctuations in foreign currency exchange rates; and
•
costs associated with our ability to comply with, emerging environmental, social and governance standards.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We generally place our marketable security investments in high quality credit instruments, as specified in our investment policy guidelines. We believe that the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue, issuer (with the exception of U.S. agency obligations) and type of instrument. We do not expect any material losses from our marketable security investments and therefore believe that our potential interest rate exposure is limited. As a result, a hypothetical 100 basis point increase in interest rates would have no effect on our cash position as of September 30, 2022.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPLIGEN CORPORATION

Date: November 1, 2022	By:	/S/ TONY J. HUNT
Tony J. Hunt
President and Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: November 1, 2022	By:	/S/ JON SNODGRES
Jon Snodgres
Chief Financial Officer
(Principal financial officer)
Repligen Corporation