Form 10-Q
period 2023-03-31
REPLIGEN CORP
filed 2023-05-02
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s common stock on April 28, 2023 was 55,679,964.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$516,609	$523,458
Marketable securities held to maturity	101,409	100,299
Accounts receivable, net of reserves of $1,539 and $1,365 at March 31, 2023 and December 31, 2022, respectively	133,488	116,247
Inventories, net	244,704	238,277
Prepaid expenses and other current assets	22,593	19,837
Total current assets	1,018,803	998,118
Noncurrent assets:
Property, plant and equipment, net	192,692	190,673
Intangible assets, net	346,595	353,676
Goodwill	856,301	855,513
Deferred tax assets	845	840
Operating lease right of use assets	121,810	125,023
Other noncurrent assets	1,188	815
Total noncurrent assets	1,519,431	1,526,540
Total assets	$2,538,234	$2,524,658
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,401	$27,554
Operating lease liability	7,959	6,957
Current contingent consideration	27,834	13,950
Accrued liabilities	58,055	71,120
Convertible Senior Notes, net	285,072	284,615
Total current liabilities	405,321	404,196
Noncurrent liabilities:
Deferred tax liabilities	22,050	23,000
Noncurrent operating lease liability	127,665	131,389
Noncurrent contingent consideration	38,910	51,559
Other noncurrent liabilities	3,796	3,814
Total noncurrent liabilities	192,421	209,762
Total liabilities	597,742	613,958
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 55,644,301 shares at March 31, 2023 and 55,557,698 shares at December 31, 2022 issued and outstanding	556	556
Additional paid-in capital	1,544,956	1,547,266
Accumulated other comprehensive loss	(31,121)	(34,394)
Accumulated earnings	426,101	397,272
Total stockholders’ equity	1,940,492	1,910,700
Total liabilities and stockholders’ equity	$2,538,234	$2,524,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

Condensed CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Products	$182,621	$206,363
Royalty and other revenue	39	37
Total revenue	182,660	206,400
Costs and operating expenses:
Cost of product revenue	81,845	82,356
Research and development	12,154	12,155
Selling, general and administrative	56,170	54,300
Contingent consideration	1,235	(2,411)
Total costs and operating expenses	151,404	146,400
Income from operations	31,256	60,000
Other income (expenses):
Investment income	5,486	77
Interest expense	(270)	(292)
Amortization of debt issuance costs	(457)	(452)
Other income (expenses)	77	(402)
Other income (expenses), net	4,836	(1,069)
Income before income taxes	36,092	58,931
Income tax provision	7,263	11,967
Net income	$28,829	$46,964
Earnings per share:
Basic	$0.52	$0.85
Diluted (Note 10)	$0.51	$0.81
Weighted average common shares outstanding:
Basic	55,590	55,353
Diluted (Note 10)	57,049	58,816

Net income	$28,829	$46,964
Other comprehensive income (loss):
Foreign currency translation adjustment	3,273	(4,688)
Comprehensive income	$32,102	$42,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands, except share data)

	Three Months Ended March 31, 2023
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2022	55,557,698	$556	$1,547,266	$(34,394)	$397,272	$1,910,700
Net income	—	—	—	—	28,829	28,829
Exercise of stock options and vesting of stock units	140,210	1	28	—	—	29
Tax withholding on vesting of restricted stock units	(53,607)	(1)	(9,592)	—	—	(9,592)
Stock-based compensation expense	—	—	7,254	—	—	7,254
Translation adjustment	—	—	—	3,273	—	3,273
Balance at March 31, 2023	55,644,301	$556	$1,544,956	$(31,121)	$426,101	$1,940,492

	Three Months Ended March 31, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2021	55,321,457	553	$1,572,340	$(16,886)	$194,060	$1,750,067
Impact of the adoption of ASU 2020-06	—	—	(39,070)	—	17,253	(21,817)
Net income	—	—	—	—	46,964	46,964
Issuance of common stock for debt conversion	8	0	(2)	—	—	(2)
Exercise of stock options and vesting of stock units	170,990	2	295	—	—	297
Tax withholding on vesting of restricted stock units	(63,409)	(1)	(12,310)	—	—	(12,311)
Stock-based compensation expense	—	—	7,915	—	—	7,915
Translation adjustment	—	—	—	(4,688)	—	(4,688)
Other	—	—	(24)	—	—	(24)
Balance at March 31, 2022	55,429,046	$554	$1,529,144	$(21,574)	$258,277	$1,766,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$28,829	$46,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,252	11,834
Amortization of debt issuance costs	457	452
Stock-based compensation	7,254	7,915
Deferred income taxes, net	(1,124)	1,045
Contingent consideration	1,235	(2,411)
Other	(857)	73
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(16,832)	(6,269)
Inventories	(5,845)	(30,037)
Prepaid expenses and other assets	(2,799)	283
Operating lease right of use assets	3,349	1,514
Other assets	(434)	(204)
Accounts payable	(1,194)	2,200
Accrued expenses	(13,326)	(9,999)
Operating lease liabilities	(2,870)	(17)
Long-term liabilities	59	(230)
Total cash provided by operating activities	11,154	23,113
Cash flows from investing activities:
Additions to capitalized software costs	(924)	(1,027)
Purchases of property, plant and equipment	(8,509)	(27,204)
Other investing activities	—	17
Total cash used in investing activities	(9,433)	(28,214)
Cash flows from financing activities:
Proceeds from exercise of stock options	29	296
Payment of tax withholding obligation on vesting of restricted stock	(9,592)	(12,311)
Repayment of Convertible Senior Notes	—	(6)
Total cash used in financing activities	(9,563)	(12,021)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	993	(2,052)
Net decrease in cash, cash equivalents and restricted cash	(6,849)	(19,174)
Cash, cash equivalents and restricted cash, beginning of period	523,458	603,814
Cash and cash equivalents, end of period	$516,609	$584,640
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$179	$1,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Repligen Corporation (the “Company”, “Repligen”, “our” or “we”) in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 22, 2023 (“Form 10-K”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The business and economic uncertainty resulting from government-mandated actions in response to the COVID-19 pandemic, including all subsequent variants of the SARS-CoV-2 coronavirus ("COVID-19"), the Russia-Ukraine conflict, supply chain challenges, cost pressure and the overall effects of the current high inflation environment on customers' purchasing patterns has made such estimates more difficult to calculate. Accordingly, actual results could differ from those estimates.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Repligen Sweden AB, Repligen GmbH, Spectrum® LifeSciences LLC and its subsidiaries (“Spectrum”), C Technologies, Inc., ARTeSYN Biosolutions Holdings Ireland Ltd., ARTeSYN Biosolutions Ireland Limited and its subsidiaries ("ARTeSYN"), Polymem S.A. (“Polymem”), Avitide LLC ("Avitide"), Newton T&M Corp. ("NTM"), Bio-Flex Solutions, L.L.C. ("BioFlex"), Repligen Singapore Pte. Ltd. and Repligen UK Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

Except for the change in the Company's policy on Convertible Senior Notes, which the Company adopted effective January 1, 2022 as required by Accounting Standards Update No. ("ASU" or "ASUs") 2020-06 and discussed in Note 6, "Convertible Senior Notes," to these condensed consolidated financial statements, the Company made no material changes in the application of its significant accounting policies that were disclosed in its Form 10-K. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments necessary for a fair presentation of its financial position as of March 31, 2023, its results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year. Certain prior year balances have been reclassified to conform to current year presentation.

Recent Accounting Standards Updates

We consider the applicability and impact of all ASUs on the Company’s condensed consolidated financial statements. As of March 31, 2023, there were no accounting standards or ASUs recently issued or effective during the fiscal year that would have a material effect on the Company's condensed consolidated financial statements or disclosures.

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

Level 1 -	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access
Level 2 -	Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities
Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Cash, Cash Equivalents and Marketable Securities Held to Maturity

The following table summarizes the Company's cash, cash equivalents and marketable securities held to maturity as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	As of March 31, 2023
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and money market funds	$516,609	$—	$—	$516,609
Total cash and cash equivalents	516,609	—	—	516,609
Marketable securities held to maturity:
U.S. treasury bills - short-term	101,409	58	—	101,467
Total cash, cash equivalents and marketable securities	$618,018	$58	$—	$618,076

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and money market funds	$523,458	$—	$—	$523,458
Total cash and cash equivalents	523,458	—	—	523,458
Marketable securities held to maturity:
U.S. treasury bills - short-term	100,299	24	—	100,323
Total cash, cash equivalents and marketable securities	$623,757	$24	$—	$623,781

During the fourth quarter of 2022, the Company purchased $100.0 million of 6-month U.S. treasury bills with the positive intent and ability to hold them until maturity. Therefore, the Company classified this investment as held to maturity and stated it at amortized cost on the condensed consolidated balance sheet. The amortized cost and the fair value of the Company's held to maturity securities by contractual maturity at March 31, 2023 and December 31, 2022 are summarized below:

	March 31, 2023		December 31, 2022
	Amortized Costs	Estimated Fair Value	Amortized Costs	Estimated Fair Value
Maturity of one year or less	$101,409	$101,467	$100,299	$100,323
Total	$101,409	$101,467	$100,299	$100,323

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$339,044	$—	$—	$339,044
Liabilities:
Short-term contingent consideration(1)	$—	$—	$27,834	$27,834
Long-term contingent consideration	$—	$—	$38,910	$38,910

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$343,929	$—	$—	$343,929
Liabilities:
Short-term contingent consideration	$—	$—	$13,950	$13,950
Long-term contingent consideration	$—	$—	$51,559	$51,559
(1)
The $27.8 million of short-term contingent consideration includes $14.5 million due and payable to the remaining securityholders of Avitide related to the First Earnout Year as defined in the Agreement and Plan of Merger and Reorganization with Avalon Merger Sub, Inc., which the Company entered into as part of the acquisition of Avitide in 2021. This amount is anticipated to be paid in the second quarter of 2023.

Contingent Consideration – Earnout

As of March 31, 2023, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay in connection with the completed acquisition of Avitide, was $125.0 million. Refer to Note 4, "Acquisitions" included in Part II, Item 8, “Financial Statements and Supplementary Data” to our Form 10-K for additional information on the contingent consideration.

During 2023, a change in market inputs used to calculate the discount rate resulted in an increase in amounts reported as of March 31, 2023. A reconciliation of the change in the fair value of contingent consideration - earnout is included in the following table (amounts in thousands):

Balance at December 31, 2022	$65,509
Increase in fair value of contingent consideration earnouts	1,235
Balance at March 31, 2023	$66,744

The recurring Level 3 fair value measurement of our contingent consideration earnout that we expect to be required to settle our 2023 and 2024 contingent consideration obligation include the following significant unobservable inputs (amounts in thousands, except percent data):

Contingent Consideration Earnout	Fair Value as of March 31, 2023	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
			Probability of
Commercialization-based		Monte Carlo	Success	100%	100%
payments	$18,974	Simulation	Earnout Discount Rate	5.9%-6.1%	6.0%

			Volatility	23.6%	23.6%
Revenue and Volume-		Monte Carlo	Revenue & Volume
based payments	$33,301	Simulation	Discount Rate	6.4%	6.4%
			Earnout Discount Rate	5.9%-6.1%	6.0%

(1)
Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Fair Value Measured on a Nonrecurring Basis

During the three months ended March 31, 2023, there were no re-measurements to the fair value of financial assets and liabilities that are measured at fair value on a nonrecurring basis.

3.
Revenue Recognition

Disaggregation of Revenue

Revenues for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(Amounts in thousands)
Product revenue	$182,621	$206,363
Royalty and other income	39	37
Total revenue	$182,660	$206,400

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

Disaggregated revenue from contracts with customers by geographic region and revenue from significant customers can be found in Note 12, “Segment Reporting,” included in this report.

For more information regarding our product revenue, see Note 6, “Revenue Recognition” included in Part II, Item 8, “Financial Statements and Supplementary Data” to our Form 10-K.

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of March 31, 2023 (amounts in thousands):

	March 31,	December 31,
	2023	2022
Balances from contracts with customers only:
Accounts receivable	$133,488	$116,247
Deferred revenue (included in accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheets)	$18,821	$19,631
Revenue recognized during periods presented relating to:
The beginning deferred revenue balance	$8,601	$13,390

The timing of revenue recognition, billings and cash collections results in the accounts receivable and deferred revenue balances on the Company’s condensed consolidated balance sheets.

4.
Goodwill and Intangible Assets

Goodwill

The following table represents the change in the carrying value of goodwill for the three months ended March 31, 2023 (amounts in thousands):

Balance at December 31, 2022	$855,513
Cumulative translation adjustment	788
Balance at March 31, 2023	$856,301

During each of the fourth quarters of 2022, 2021 and 2020, the Company completed its annual impairment assessments and concluded that goodwill was not impaired in any of those years. The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three months ended March 31, 2023.

Intangible Assets

Indefinite-lived intangible assets are reviewed for impairment at least annually. There has been no impairment of the Company’s intangible assets for the periods presented.

Intangible assets, net, consisted of the following at March 31, 2023:

	March 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$190,620	$(33,983)	$156,637	16
Patents	240	(240)	—	8
Customer relationships	253,181	(70,844)	182,337	16
Trademarks	7,687	(1,431)	6,256	19
Other intangibles	2,819	(2,154)	665	4
Total finite-lived intangible assets	454,547	(108,652)	345,895	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$455,247	$(108,652)	$346,595

Intangible assets, net, consisted of the following at December 31, 2022:

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$190,463	$(30,992)	$159,471	16
Patents	240	(240)	—	8
Customer relationships	252,934	(66,559)	186,375	15
Trademarks	7,682	(1,319)	6,363	19
Other intangibles	2,811	(2,044)	767	4
Total finite-lived intangible assets	454,130	(101,154)	352,976	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$454,830	$(101,154)	$353,676

Amortization expense for finite-lived intangible assets was $7.4 million and $6.6 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company expects to record the following amortization expense in future periods (amounts in thousands):

Estimated
Amortization
For the Years Ended December 31,	Expense
2023 (remaining nine months)	$22,073
2024	28,628
2025	28,370
2026	28,388
2027	28,302
2028 and thereafter	210,134
Total	$345,895

5.
Consolidated Balance Sheet Detail

Inventories, net

Inventories, net consists of the following:

	March 31,	December 31,
	2023	2022
	(Amounts in thousands)
Raw materials	$150,398	$149,438
Work-in-process	6,277	6,183
Finished products	88,029	82,656
Total inventories, net	$244,704	$238,277

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2023	2022
	(Amounts in thousands)
Land	$1,006	$1,003
Buildings	1,657	1,599
Leasehold improvements	120,361	115,672
Equipment	99,051	94,613
Furniture, fixtures and office equipment	8,447	8,307
Computer hardware and software	31,226	29,813
Construction in progress	30,891	31,553
Other	429	420
Total property, plant and equipment	293,068	282,980
Less - Accumulated depreciation	(100,376)	(92,307)
Total property, plant and equipment, net	$192,692	$190,673

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2023	2022
	(Amounts in thousands)
Employee compensation	$20,592	$33,522
Deferred revenue	18,378	19,283
Income taxes payable	2,747	2,459
Other	16,338	15,856
Total accrued liabilities	$58,055	$71,120

6.
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

During the first quarter of 2023, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2019 Notes are convertible at the option of the holders of the 2019 Notes during the second quarter of 2023, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the 2019 Notes. These conditions have been met each quarter since the third quarter of 2020. As a result, $39,000 aggregate principal amount of the 2019 Notes have been requested for conversion by the note holders since the issuance of the 2019 Notes, all conversions have settled except for $9,000 aggregate principal amount, which settles in the second quarter of 2023. The conversions resulted in the issuance of a nominal number of shares of the Company’s common stock to the note holders. The Company continues to classify the carrying value of the 2019 Notes as current liabilities on the Company’s condensed consolidated balance sheets at March 31, 2023.

The net carrying value of the liability component of the 2019 Notes is as follows:

	March 31, 2023	December 31, 2022
	(Amounts in thousands)
0.375% Convertible Senior Notes due 2024:
Principal amount	$287,470	$287,470
Unamortized debt issuance costs	(2,398)	(2,855)
Net carrying amount	$285,072	$284,615

The following table sets forth total interest expense recognized related to the 2019 Notes:

	Three Months Ended March 31,
	2023	2022
	(Amounts in thousands)
Contractual interest expense	$270	$270
Amortization of debt issuance costs	457	452
Total	$727	$722
Effective interest rate of the liability component	1%	1%

At March 31, 2023 and December 31, 2022, the carrying value of the 2019 Notes was $285.1 million and $284.6 million, respectively, net of unamortized discount, and the fair value of the 2019 Notes was $441.8 million and $452.0 million, respectively. The fair value of the 2019 Notes was determined based on the most recent trade activity of the 2019 Notes at March 31, 2023 and December 31, 2022.

7.
Stockholders’ Equity

Stock Option and Incentive Plans

Under the Company’s current 2018 Stock Option and Incentive Plan (the “2018 Plan”), the number of shares of the Company’s common stock that were reserved and available for issuance is 2,778,000, plus the number of shares of common stock that were available for issuance under the Company’s previous equity plans. The shares of common stock underlying any awards under the 2018 Plan and previous equity plans (together, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At March 31, 2023, 1,739,335 shares were available for future grants under the 2018 Plan.

Stock-Based Compensation

The following table presents stock-based compensation expense in the Company’s condensed consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2023	2022
	(Amounts in thousands)
Cost of product revenue	$591	$622
Research and development	787	799
Selling, general and administrative	5,876	6,494
Total stock-based compensation	$7,254	$7,915

Stock Options

Information regarding option activity for the three months ended March 31, 2023 under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2022	609,965	$71.74
Granted	42,982	$181.03
Exercised	(1,300)	$22.41
Forfeited/expired/cancelled	(2,000)	$199.71
Options outstanding at March 31, 2023	649,647	$78.68
Options exercisable at March 31, 2023	374,084	$54.57
Vested and expected to vest at March 31, 2023(1)	633,533	$78.10	5.91	$60,647

(1)
Represents the number of vested options as of March 31, 2023 plus the number of unvested options expected to vest as of March 31, 2023 based on the unvested outstanding options at March 31, 2023 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2023, the last business day of the first quarter of 2023, of $168.36 per share and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2023. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2023 and 2022 was $0.2 million and $1.4 million, respectively.

The weighted average grant date fair value of options granted during the three months ended March 31, 2023 and 2022 was $89.25 and $79.96, respectively.

Stock Units

The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant. The Company recognizes expense on awards with service-based vesting over the employee’s requisite service period on a straight-line basis. The Company recognizes expense on performance-based awards over the vesting period based on the probability that the performance metrics will be achieved. Information regarding stock unit activity, which includes activity for RSUs and performance stock units, for the three months ended March 31, 2023 under the Plans is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	531,034	$142.57
Awarded	130,929	$180.05
Vested	(123,938)	$118.33
Forfeited/cancelled	(21,529)	$195.74
Unvested at March 31, 2023	516,496	$154.72
Vested and expected to vest at March 31, 2023(1)	479,766	$153.33

(1)
Represents the number of vested stock units as of March 31, 2023 plus the number of unvested stock units expected to vest as of March 31, 2023 based on the unvested outstanding stock units at March 31, 2023 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value of stock units vested during the three months ended March 31, 2023 and 2022 was $24.3 million and $30.2 million, respectively.

The weighted average grant date fair value of stock units granted during the three months ended March 31, 2023 and 2022 was $180.05 and $196.36, respectively.

As of March 31, 2023, there was $81.4 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.07 years. The Company expects 2,166,862 unvested options and stock units to vest over the next five years.

8.
Commitments and Contingencies

Collaboration Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements that require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. Research and development expenses associated with license agreements were immaterial amounts for the three months ended March 31, 2023 and 2022.

In June 2018, the Company secured an agreement with Navigo Proteins GmbH (“Navigo”) for the exclusive co-development of multiple affinity ligands for which the Company holds commercialization rights. The Company is manufacturing and supplying the first of these ligands, NGL-Impact®, exclusively to Purolite Life Sciences, an Ecolab Inc. company (“Purolite”), who is pairing the Company’s high-performance ligand with Purolite’s agarose jetting base bead technology used in their Jetted A50 Protein A resin product. The Company also signed a long-term supply agreement with Purolite for NGL-Impact and other potential additional affinity ligands that may advance from the Company’s Navigo collaboration. In September 2020, the Company and Navigo successfully completed co-development of an affinity ligand targeting the SARS-CoV-2 spike protein, to be utilized in the purification of vaccines for the COVID-19 pandemic, including emerging variants of the SARS-CoV-2 coronavirus. The Company has proceeded with scaling up and manufacturing this ligand and the development and validation of the related affinity chromatography resin, which is marketed by the Company. In September 2021, the Company and Navigo successfully completed co-development of a novel affinity ligand that addresses aggregation issues associated with pH sensitive antibodies and Fc-fusion proteins. The Company is manufacturing and supplying this ligand, NGL-Impact® HipH, to Purolite. The Navigo and Purolite agreements are supportive of the Company’s strategy to secure and reinforce the Company’s proteins business. The Company made royalty payments to Navigo of $1.1 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

Legal Proceedings

From time to time, in the normal course of its operations, the Company is subject to litigation matters and claims relating to employee relations, business practices and patent infringement. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company's view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probably that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial results.

9.
Income Taxes

For the three months ended March 31, 2023 and 2022, the Company recorded an income tax provision of $7.3 million and $12.0 million, respectively. The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 20.1% and 20.3%, respectively. The decrease in effective tax rates between the periods was primarily due to lower income before taxes and increased benefits from business tax credits and windfall benefits recognized on stock option exercises and the vesting of stock units, partially offset by nondeductible contingent consideration and lower foreign-derived intangible income.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 ("Inflation Reduction Act"), which, among other things, implements a 15% alternative minimum tax on global adjusted financial statement income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy and was effective beginning in 2023. We evaluated the provisions of the Inflation Reduction Act and no provision had a material effect on our consolidation financial position or results of operations.

10.
Earnings Per Share

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended March 31,
	2023	2022
	(Amounts in thousands, except per share data)
Numerator:
Net income	$28,829	$46,964
Effect of dilutive securities:
Charges associated with convertible debt instruments, net of tax	—	387
Numerator for diluted earnings per share - net income available to common stockholders after the effect of dilutive securities	$28,829	$47,351

Denominator:
Weighted average shares used in computing net income per share - basic	55,590	55,353
Effect of dilutive shares:
Options and stock units	529	726
Convertible senior notes	883	2,726
Contingent consideration	44	—
Dilutive effect of unvested performance stock units	3	11
Dilutive potential common shares	1,459	3,463
Denominator for diluted earnings per share - adjusted weighted average shares used in computing net income per share - diluted	57,049	58,816

Earnings per share:
Basic	$0.52	$0.85
Diluted	$0.51	$0.81

For the three months ended March 31, 2023 and 2022, 263,871 shares and 137,247 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted EPS because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

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

Prior to the adoption of ASU 2020-06, the Company applied the provisions of ASC 260, “Earnings Per Share,” Subsection 10-45-44, to determine the diluted weighted average shares outstanding as it related to the conversion spread on its convertible notes. Accordingly, the par value of the 2019 Notes was not included in the calculation of diluted income per share, but the dilutive effect of the conversion premium was considered in the calculation of diluted net income per share using the treasury stock method. The dilutive impact of the 2019 Notes was based on the difference between the Company’s current period average stock price and the conversion price of the 2019 Notes, provided there was a premium. Pursuant to this accounting standard, there was no dilution from the accreted principal of the 2019 Notes. For the three months ended March 31, 2023, the dilutive effect of the conversion premium included in the calculation of diluted earnings was 882,599 shares. For the three months ended March 31, 2022, the dilutive effect of the conversion premium included in the calculation of diluted earnings was 2,726,258 shares.

11.
Related Party Transactions

Certain facilities leased by Spectrum are owned by the Roy T. Eddleman Living Trust (the "Trust"). As of March 31, 2023, the Trust owned greater than 5% of the Company’s outstanding shares. Therefore, the Company considers the Trust to be a related party. The lease amounts paid to the Trust prior to the public offering were negotiated in connection with the acquisition of Spectrum. The Company incurred rent expense totaling $0.2 million for each of the three months ended March 31, 2023 and 2022 related to these leases.

12.
Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended
	March 31,
	2023	2022
Revenue by customers' geographic locations:
North America	38%	40%
Europe	39%	43%
APAC/Other	23%	17%
Total revenue	100%	100%

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings and credit exposure to any one issue, issuer (with the exception of U.S. Treasury obligations) and type of instrument is limited. At March 31, 2023 and December 31, 2022, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

Revenue from sales to Pfizer, Inc. were $20.1 million, or 11.0% and $21.1 million, or 10.2% of the Company's total revenue for the three months ended March 31, 2023 and 2022, respectively.

Significant accounts receivable balances representing 10% or more of the Company’s total trade accounts receivable and royalties at March 31, 2023 came from our accounts receivable balance outstanding with Pfizer Inc., which was 14.7% of our total accounts receivable and other receivable balance. Significant accounts receivable balances representing 10% or more of the Company’s total trade accounts receivable and royalties at December 31, 2022 came from our accounts receivable balance outstanding with Purolite (an Ecolab Inc. company), which was 12.7% of our total accounts receivable and other receivable balance.

13.
Subsequent Event

Acquisition of FlexBiosys, Inc.

On April 17, 2023, the Company completed its acquisition of all of the outstanding equity interests in FlexBiosys, Inc. ("FlexBiosys"), pursuant to an Equity Purchase Agreement ("EPA") with FlexBiosys, TSAP Holdings Inc. ("NJ Seller"), Gayle Tarry and Stanley Tarry, as individuals (collectively with NJ Seller, the "Sellers"), and Stanley Tarry, in his capacity as the representative of the Sellers.

FlexBiosys, which is headquartered in Branchburg, New Jersey, offers expert design and custom manufacturing of single-use bioprocessing products and a comprehensive range of products that include bioprocessing bags, bottles, and tubing assemblies. These products will complement and expand our fluid management portfolio of offerings.

The Company will account for the FlexBiosys Acquisition as a purchase of a business under the acquisition method of accounting and has engaged a third-party valuation firm to assist with the valuation of the business acquired. The required disclosures under ASC 805, "Business Combinations" will be included in the Quarterly Report on Form 10-Q for the period ended June 30, 2023.

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

As the overall market for biologics continues to grow and expand, our customers – primarily large biopharmaceutical companies and contract development and manufacturing organizations and other life sciences companies (integrators) – face critical production cost, capacity, quality and time pressures. Built to address these concerns, our products help set new standards for the way biologics are manufactured. We are committed to inspiring advances in bioprocessing as a trusted partner in the production of critical biologic drugs – including monoclonal antibodies, recombinant proteins, vaccines and cell and gene therapies – that are improving human health worldwide. Increasingly, our technologies are being implemented to overcome challenges in processing plasmid DNA (a starting material for the production of mRNA) and gene delivery vectors such as lentivirus and adeno-associated viral vectors. For more information regarding our business, products and acquisitions, see Part I, Item 1, “Business” included in our 2022 Annual Report on Form 10-K (“Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on February 22, 2023.

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

We have experienced, and expect to continue to experience, cost inflation, primarily in raw materials, and other supply chain costs, as a result of global macroeconomic trends, including the conflict between Russia and Ukraine, government-mandated actions in response to the COVID-19 pandemic, including all subsequent variants of the SARS-CoV-2 coronavirus ("COVID-19"), and labor shortages. Actions taken to mitigate supply chain disruptions and inflation, including price increases and productivity improvements, have generally been successful in offsetting the impact of these trends. In addition, decreasing demand for COVID-19 vaccinations is driving a reduction in future demand of our products related to these vaccines. We expect that these trends will continue to impact our results for significant part of 2023.

2023 Acquisition

Acquisition of FlexBiosys, Inc.

On April 17, 2023, we completed the acquisition of all of the outstanding equity interests in FlexBiosys, Inc. ("FlexBiosys"), pursuant to an Equity Purchase Agreement ("EPA") with FlexBiosys, TSAP Holdings Inc. ("NJ Seller"), Gayle Tarry and Stanley Tarry, as individuals (collectively with NJ Seller, the "Sellers"), and Stanley Tarry, in his capacity as the representative of the Sellers.

FlexBiosys, which is headquartered in Branchburg, New Jersey, offers expert design and custom manufacturing of single-use bioprocessing products and a comprehensive range of products that include bioprocessing bags, bottles, and tubing assemblies. These products will complement and expand our fluid management portfolio of offerings.

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

Revenues

Total revenue for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:
Products	$182,621	$206,363	$(23,742)	(11.5%)
Royalty and other	39	37	2	5.4%
Total revenue	$182,660	$206,400	$(23,740)	(11.5%)

Product revenues

Since 2016, we have been increasingly focused on selling our products directly to customers in the pharmaceutical industry and to our contract manufacturers. These direct sales represented approximately 84.2% and 87.0% of our product revenue for each of the three months ended March 31, 2023 and 2022, respectively. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

Revenues from our filtration franchise include the sales of our XCell ATF® systems and consumables; Spectrum filtration systems, including KrosFlo®; SIUS® filtration products and systems; the fluid management assemblies and components offered by Engineered Molding Technology LLC, Non-Metallic Solutions, Inc., ARTeSYN Biosolutions Ireland Limited ("ARTeSYN") and BioFlex, the latter of which was acquired on December 16, 2021; the hollow fiber membrane technology offered by Polymem, which we acquired on July 1, 2021; and our ARTeSYN filtration systems. Revenue from our chromatography products includes the sale of our OPUS pre-packed chromatography columns, ELISA test kits and chromatography systems from Spectrum and ARTeSYN. Revenue from proteins products includes the sale of our Protein A ligands and cell culture growth factors, and sales of affinity products, including adeno-associated virus resins offered by Avitide. Revenue from our process analytics products includes the sale of our SoloVPE®, FlowVPE® and FlowVPX® systems, consumables and service. Other revenue primarily consists of sales of our operating room products to hospitals as well as freight revenue.

During the three months ended March 31, 2023, product revenue decreased by $23.7 million, or 11.5%, as compared to the same period of 2022. This is mainly due to a decrease in revenue from programs related to COVID-19, which primarily affected our filtration products. There was also an unfavorable impact on changes in foreign exchange rates during the three months ended March 31, 2023, as compared to the same period of 2022. Partially offsetting these revenue declines were increases from strong performances within the Chromatography and Proteins franchises. Specifically, revenue from sale of large scale OPUS pre-packed chromatography columns and cell culture growth factors.

Royalty revenues

Royalty revenues in the three months ended March 31, 2023 and 2022 relate to royalties received from a third-party systems manufacturer associated with our OPUS PD chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partners.

Costs of Product Revenue and Operating Expenses

Total costs and operating expenses for the three months ended March 31, 2023 and 2022 were comprised of the following:

	Three Months Ended March 31,		Increase/(Decrease)
	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Cost of product revenue	$81,845	$82,356	$(511)	(0.6%)
Research and development	12,154	12,155	(1)	(0.0%)
Selling, general and administrative	56,170	54,300	1,870	3.4%
Contingent consideration	1,235	(2,411)	3,646	(151.2%)
Total costs and operating expenses	$151,404	$146,400	$5,004	3.4%

Cost of product revenue

Cost of product revenue decreased 0.6% in the three months ended March 31, 2023, compared to the same period of 2022, due primarily to the decrease in product revenue related to changes in the product mix and costs associated with lower product volume. Although we continue to manage our operating expenses, these decreases in product costs continue to be partially offset by cost inflation, primarily in raw materials as well as freight charges due to fuel costs and carrier market conditions during the three months ended March 31, 2023, compared to the same period of 2022. Also, our occupancy costs and depreciation expense increased during the three months ended March 31, 2023, as compared to the same period of 2022, due to expanded facilities and manufacturing equipment being placed into service throughout 2022 and 2023.

Gross margin was 55.2% and 60.1% in the three months ended March 31, 2023 and 2022, respectively. The reduction in gross margin in the three months ended March 31, 2023, as compared to the same period of 2022, is due primarily to lower overall sales and production volumes, and a change in product mix where we saw a significant decline in revenue associated with higher-margin products due to the decrease in COVID-19 vaccine demand. We also experienced an increase in manufacturing costs from an increase in occupancy costs due to added capacity, an increase in depreciation expense, and an increase in freight charges from cost inflation.

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

R&D expenses remained constant during the three months ended March 31, 2023, compared to the same period of 2022. An increase in employee-related costs during the period due to additional headcount since the end of the first quarter of 2022 and an increase in depreciation expense related to R&D assets that were put into service were offset by a decrease in spending on new product development.

R&D expense also includes payments made to expand our proteins product offering through our development agreement with Navigo Proteins GmbH (“Navigo”). Such expenses were $1.1 million for the three months ended March 31, 2023, as compared to $0.4 million for the same period in 2022, in the form of milestone payments to Navigo.

We expect our R&D expenses for the remainder of 2023 to gradually increase to support new product development.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts, including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

During the three months ended March 31, 2023, SG&A costs increased by $1.9 million, or 3.4%, as compared to the same period of 2022. The increase is primarily due to the continued expansion of our customer-facing activities to drive sales of our bioprocessing products and to support expected future growth.

Contingent consideration

Contingent consideration expense (benefit) represents the change in fair value of the contingent consideration obligation included in current and noncurrent contingent consideration on the consolidated balance sheets as of the end of each period. Remeasurement of the contingent consideration obligation is done each quarter and the carrying value of the obligation is adjusted to the current fair value through our condensed consolidated statements of comprehensive income. A change in market inputs used to calculate the discount rate resulted in a change to the expense (benefit) reported for the three months ended March 31, 2023 and 2022 of $1.2 million and ($2.4) million, respectively.

Other Income (Expenses), net

The table below provides detail regarding our other expenses, net:

	Three Months Ended March 31,		Increase/(Decrease)
	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Investment income	$5,486	$77	$5,409	7024.7%
Interest expense	(270)	(292)	22	(7.5%)
Amortization of debt issuance costs	(457)	(452)	(5)	1.1%
Other income (expenses)	77	(402)	479	(119.2%)
Total other income (expenses), net	$4,836	$(1,069)	$5,905	(552.4%)

Investment income

Investment income includes income earned on invested cash balances. Our investment income increased by $5.4 million for the three months ended March 31, 2023, compared to the same period of 2022 due to an increase in interest rates on average invested cash balances since March 31, 2022, as well as interest earned on U.S. treasury bills purchased in 2022. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Interest expense

Interest expense in the three months ended March 31, 2023 and 2022 is primarily from our 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”), which were issued in July 2019. Interest expense for the three months ended March 31, 2023 includes the contractual coupon interest on the 2019 Notes.

Amortization of debt issuance costs

In accounting for the transaction costs related to the issuance of the 2019 Notes, the Company allocated the total costs incurred to the liability and equity components of the 2019 Notes based on their relative values. Transaction costs attributable to the liability component are amortized to amortization of debt issuance costs on the condensed consolidated statements of comprehensive income.

Other expenses

The change in other expenses during the three months ended March 31, 2023, compared to the same period of 2022, is primarily attributable to realized foreign currency gains and losses related to transactions with customers and vendors.

Income Tax Provision

Income tax provision for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision	$7,263	$11,967	$(4,704)	(39.3%)
Effective tax rate	20.1%	20.3%

For the three months ended March 31, 2023, we recorded an income tax provision of $7.3 million. The effective tax rate was 20.1% for the three months ended March 31, 2023, and is based upon the estimated income for the year ending December 31, 2023 and the composition of income in different jurisdictions. The decrease in effective tax rates between the periods was primarily due to lower income before taxes and increased benefits from business tax credits and windfall benefits recognized on stock option exercises and the vesting of stock units, partially offset by nondeductible contingent consideration and lower foreign-derived intangible income. Our effective tax rate for the three months ended March 31, 2023 was lower than the U.S. statutory rate of 21% primarily due to business tax credits, foreign-derived intangible income and windfall benefits recognized on stock option exercises and the vesting of stock units.

For the three months ended March 31, 2022, we recorded an income tax provision of $12.0 million. The effective tax rate was 20.3% for the three months ended March 31, 2022, and is based upon the estimated income for the year ending December 31, 2022 and the composition of income in different jurisdictions. Our effective tax rate for the three months ended March 31, 2022 was lower than the U.S. statutory rate of 21% primarily due to business tax credits, foreign-derived intangible income and windfall benefits on stock option exercise and the vesting of stock units.

On August 16, 2022, the United States enacted the Inflation Reduction Act of 2022 ("Inflation Reduction Act"), which, among other things, implements a 15% alternative minimum tax on global adjusted financial statement income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy and will become effective beginning in 2023. We evaluated the provisions of the Inflation Reduction Act and no provision had a material effect on our consolidated financial position or results of operations.

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

We include this financial information because we believe these measures provide a more accurate comparison of our financial results between periods and more accurately reflect how management reviews its financial results. We excluded the impact of certain acquisition-related items because we believe that the resulting charges do not accurately reflect the performance of our ongoing operations for the periods in which such charges are incurred.

Non-GAAP Adjusted Income from Operations

Non-GAAP adjusted income from operations is measured by taking income from operations as reported in accordance with GAAP and excluding acquisition and integration costs, contingent consideration fair value adjustments, and intangible amortization booked through our condensed consolidated statements of comprehensive income. The following is a reconciliation of income from operations in accordance with GAAP to non-GAAP adjusted income from operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(Amounts in thousands)
GAAP income from operations	$31,256	$60,000
Non-GAAP adjustments to income from operations:
Acquisition and integration costs	1,037	3,189
Contingent consideration	1,235	(2,411)
Intangible amortization	7,324	6,593
Non-GAAP adjusted income from operations	$40,852	$67,371

Non-GAAP Adjusted Net Income and Adjusted Earnings Per Share

Non-GAAP adjusted net income and adjusted earnings per share is measured by taking net income as reported in accordance with GAAP and excluding acquisition and integration costs, intangible amortization, amortization of debt issuance costs, contingent consideration fair value adjustments and the tax effects of these items. The following are reconciliations of net income and fully diluted earnings per share in accordance with GAAP to non-GAAP adjusted net income and adjusted fully diluted earnings per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
		Fully Diluted		Fully Diluted
		Earnings per		Earnings per
	Amount	Share	Amount	Share
	(Amounts in thousands, except per share data)
GAAP net income	$28,829	$0.51	$46,964	$0.81
Non-GAAP adjustments to net income:
Acquisition and integration costs	1,037	0.02	3,189	0.05
Contingent consideration	1,235	0.02	(2,411)	(0.04)
Intangible amortization	7,324	0.13	6,593	0.11
Amortization of debt issuance costs(1)	457	0.01	452	0.00
Tax effect of non-GAAP charges	(2,583)	(0.05)	(1,042)	(0.02)
Non-GAAP adjusted net income	$36,299	$0.64	$53,745	$0.92

(1)
See Note 10, "Earnings Per Share," for more information on the effects of adopting ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40),” which we adopted effective January 1, 2022 to these financial statement line items.

* Per share totals may not add due to rounding.

Adjusted EBITDA

Adjusted EBITDA is measured by taking net income as reported in accordance with GAAP, excluding investment income, interest expense, income tax provision, depreciation and amortization, acquisition and integration costs and contingent consideration fair value adjustments booked through our condensed consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(Amounts in thousands)
GAAP net income	$28,829	$46,964
Non-GAAP EBITDA adjustments to net income:
Investment income	(5,486)	(77)
Interest expense	270	292
Amortization of debt issuance costs	457	452
Income tax provision	7,263	11,967
Depreciation	7,901	5,213
Intangible amortization	7,351	6,621
EBITDA	$46,585	$71,432
Other non-GAAP adjustments:
Acquisition and integration costs	1,037	3,189
Contingent consideration	1,235	(2,411)
Adjusted EBITDA	$48,857	$72,210

(1)
See Note 10, "Earnings Per Share," for more information on the effects of adopting ASU 2020-06, which we adopted effective January 1, 2022.

Liquidity and Capital Resources

We have financed our operations primarily through revenues derived from product sales, the issuance of the 2019 Notes in July 2019 and the issuance of common stock in our December 2020, July 2019 and May 2019 public offerings. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Subsequently, the U.S. Treasury, Federal Reserve and FDIC announced that

SVB depositors would have access to all of their money. We have a banking relationship with SVB and hold cash, cash equivalents and marketable securities of approximately $0.1 million as of March 31, 2023 in SVB depository accounts to cover short-term operational payments. While we have not experienced any losses in such accounts, the recent failure of SVB caused us to utilize our accounts at other financial institutions in order to mitigate potential operational risks stemming from the temporary inability to access funds in our SVB operating accounts. As a result of bank failures, such as SVB, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired and could negatively impact the financial institutions with which we have direct arrangements, or the financial services industry or economy in general.

At March 31, 2023, we had cash and cash equivalents of $516.6 million compared to cash and cash equivalents of $523.5 million at December 31, 2022.

During the first quarter of 2023, the closing price of our common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2019 Notes are convertible at the option of the holders of the 2019 Notes during the second quarter of 2023, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the 2019 Notes. These conditions have been met each quarter since the third quarter of 2020. As a result, $39,000 aggregate principal amount of the 2019 Notes have been requested for conversion by the note holders since the issuance of the 2019 Notes and all conversions have settled except for $9,000 aggregate principal amount, which settles in the second quarter of 2023. The conversions resulted in the issuance of a nominal number of shares of our common stock to the noteholders. We continue to classify the carrying value of the 2019 Notes as current liabilities on our consolidated balance sheet at March 31, 2023.

Cash Flows

	Three Months Ended March 31,		Increase/(Decrease)
	2023	2022	$ Change
	(Amounts in thousands)
Operating activities	$11,154	$23,113	$(11,959)
Investing activities	(9,433)	(28,214)	18,781
Financing activities	(9,563)	(12,021)	2,458
Effect of exchange rate changes on cash and cash equivalents	993	(2,052)	3,045
Net decrease in cash and cash equivalents	$(6,849)	$(19,174)	$12,325

Operating activities

For the three months ended March 31, 2023, our operating activities provided cash of $11.2 million reflecting net income of $28.8 million and non-cash charges totaling $22.2 million primarily related to depreciation, amortization, contingent consideration adjustments, deferred income taxes and stock-based compensation charges. An increase in accounts receivable consumed $16.8 million of cash and was primarily driven by the timing of collections from customers. Additionally, we had an increase in inventory manufactured that consumed $5.8 million. A decrease in accounts payable consumed $1.2 million and was due to the timing of payments to vendors. An increase in prepaid expenses due to payment of subscriptions consumed $2.8 million and a decrease in accrued liabilities consumed $13.3 million primarily related to the payment of employee bonuses during the three months ended March 31, 2023. The remaining cash provided by operating activities resulted from favorable changes in various other working capital accounts.

For the three months ended March 31, 2022, our operating activities provided cash of $23.1 million reflecting net income of $47.0 million and non-cash charges totaling $18.9 million primarily related to depreciation, amortization, contingent consideration adjustments, deferred income taxes, amortization of debt issuance costs and stock-based compensation charges. An increase in accounts receivable consumed $6.3 million of cash and was primarily driven by the 44.5% year-to-date increase in revenues. An increase in inventory manufactured of $30.0 million supports expected increases in future revenue. A decrease in accrued liabilities of $10.0 million relates to the payout of employee bonus and decrease in our estimated income tax provision during the first quarter of 2022.

Investing activities

Our investing activities consumed $9.4 million of cash during the three months ended March 31, 2023, which was due to capital expenditures in 2023 as we continue to increase our manufacturing capacity worldwide. Of these expenditures, $0.9 million represented capitalized costs related to our internal-use software for the three months ended March 31, 2023.

Our investing activities consumed $28.2 million of cash during the three months ended March 31, 2022 mainly due to capital expenditures as we continue to increase our manufacturing capacity worldwide. Of these expenditures, $1.0 million represented capitalized costs related to our internal-use software.

Financing activities

Our financing activities consumed $9.6 million of cash for the three months ended March 31, 2023, primarily for cash disbursed in relation to shares withheld to cover employee income tax due upon the vesting and release of restricted stock units. This was partially offset by proceeds received from stock option exercises during the period.

Our financing activities consumed $12.0 million of cash for the three months ended March 31, 2022, which included cash disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units of $12.3 million. This was partially offset by proceeds received from stock option exercises during the period of $0.3 million.

Working capital increased by $19.6 million to $613.5 million at March 31, 2023 from $593.9 million at December 31, 2022 due to the various changes noted above.

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

Net Operating Loss Carryforwards

At December 31, 2022, the Company had federal net operating loss carryforwards of $42.9 million, state net operating loss carryforwards of $0.8 million and foreign net operating loss carryforwards of $4.9 million. Federal net operating loss carryforwards of $7.3 million will expire at various dates through 2037. The state net operating loss carryforwards will expire at various dates through 2041, while the foreign net operating loss carryforwards do not expire. The other $35.6 million of federal net operating loss carryforwards have unlimited carryforward periods. We had state business tax credits carryforwards of $3.8 million available to reduce future domestic income taxes. The state business tax credits carryforwards will expire at various dates through 2042. Net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service, state and foreign tax authorities and may be limited in the event of certain changes in the ownership interest of significant shareholders.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, product candidate research, development and regulatory approval, SG&A expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources, our financing plans and the projected continued impact of, and response to, COVID-19 constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. The Company undertakes no obligation to publicly update or revise the statements in light of future developments. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with the following: the impact of COVID-19 on demand for our products and on our business or financial results; the success of current and future collaborative or supply relationships, including our agreements with Cytiva, MilliporeSigma, Purolite Life Sciences, an Ecolab Inc. company and FlexBiosys; our ability to successfully grow our bioprocessing business, including as a result of acquisitions, commercialization or partnership opportunities, and our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all U.S. Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products; the risk of litigation regarding our patent and other intellectual property rights; the risk of litigation with collaborative partners; our manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers; the effect of COVID-19, including mitigation efforts and economic effects, on our business operations and the operations of our customers and suppliers; our ability to hire and retain skilled personnel; the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition; our ability to integrate acquired businesses successfully into our business and achieve the expected benefits of the acquisitions; our ability to compete with larger, better financed life sciences companies; our history of losses and expectation of incurring losses; our ability to generate future revenues; our ability to successfully integrate our recently acquired businesses; our ability to raise additional capital to fund potential acquisitions; our volatile stock price; and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the SEC including under the sections entitled “Risk Factors” in our Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have historically held investments in commercial paper, U.S. treasury and government securities as well as corporate bonds and other debt securities. As a result, we have been exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise. Our investment portfolio consists of cash and cash equivalents (cash and money market funds) that total $516.6 million and marketable securities (U.S. treasury bills) of $101.4 million within short-term marketable securities on the consolidated balance sheet as of March 31, 2023.

Our cash equivalent investments (money market funds) have short-term maturity periods that dampen the impact of market or interest rate risk. Our marketable securities consist of U.S. treasury bills with a short term maturity period of 180 days. As a result, a hypothetical 100 basis point increase in interest rates would have no effect on our cash position as of March 31, 2023.

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

Foreign Exchange Risk

The reporting currency of the Company is U.S. dollars, and the functional currency of each of our foreign subsidiaries is its respective local currency. Our foreign currency exposures include the Swedish krona, Euro, British pound, Chinese yuan, Japanese yen, Singapore dollar, South Korean won and Indian rupee; of these, the primary foreign currency exposures are the Swedish krona, Euro and Chinese yuan. Exchange gains or losses resulting from the translation between the transactional currency and the functional currency are included in net income. Fluctuations in exchange rates may adversely affect our results of operations, financial position and cash flows. We currently do not seek to hedge this exposure to fluctuations in exchange rates.

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

Changes in Internal Control

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Form 10-K for the period ended December 31, 2022 and in subsequent filings, including this Quarterly Report on Form 10-Q, could cause our actual results to differ materially from those in the forward-looking statements. Other than as indicated below, there are no material changes to the risk factors described in our Form 10-K for the period ended December 31, 2022.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Since that date, SVB has announced they have been acquired by First Citizens Bank and have resumed mostly normal operations. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. If any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. We have a banking relationship with SVB and hold cash, cash equivalents and marketable securities of approximately $0.1 million as of March 31, 2023 in SVB depository accounts to cover short-term operational payments. While we have not experienced any losses in such accounts, the recent failure of SVB caused us to utilize our accounts at other financial institutions in order to mitigate potential operational risks stemming from the temporary inability to access funds in our SVB operating accounts. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry, could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition.

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

REPLIGEN CORPORATION

Date: May 2, 2023	By:	/S/ TONY J. HUNT
Tony J. Hunt
President and Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: May 2, 2023	By:	/S/ JON SNODGRES
Jon Snodgres
Chief Financial Officer
(Principal financial officer)
Repligen Corporation