Form 10-Q
period 2023-06-30
REPLIGEN CORP
filed 2023-08-02
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock on July 31, 2023 was 55,756,322.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$603,656	$523,458
Marketable securities held to maturity	—	100,299
Accounts receivable, net of reserves of $1,571 and $1,365 at June 30, 2023 and December 31, 2022, respectively	120,304	116,247
Inventories, net	240,869	238,277
Prepaid expenses and other current assets	33,754	19,837
Total current assets	998,583	998,118
Noncurrent assets:
Property, plant and equipment, net	202,564	190,673
Intangible assets, net	351,704	353,676
Goodwill	870,688	855,513
Deferred tax assets	1,756	840
Operating lease right of use assets	122,044	125,023
Other noncurrent assets	1,664	815
Total noncurrent assets	1,550,420	1,526,540
Total assets	$2,549,003	$2,524,658
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,787	$27,554
Operating lease liability	2,889	6,957
Current contingent consideration	16,363	13,950
Accrued liabilities	45,023	71,120
Convertible Senior Notes, net	285,521	284,615
Total current liabilities	373,583	404,196
Noncurrent liabilities:
Deferred tax liabilities	21,897	23,000
Noncurrent operating lease liability	134,438	131,389
Noncurrent contingent consideration	44,277	51,559
Other noncurrent liabilities	3,882	3,814
Total noncurrent liabilities	204,494	209,762
Total liabilities	578,077	613,958
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 55,744,896 shares at June 30, 2023 and 55,557,698 shares at December 31, 2022 issued and outstanding	557	556
Additional paid-in capital	1,561,393	1,547,266
Accumulated other comprehensive loss	(37,189)	(34,394)
Accumulated earnings	446,165	397,272
Total stockholders’ equity	1,970,926	1,910,700
Total liabilities and stockholders’ equity	$2,549,003	$2,524,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

Condensed CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Products	$159,133	$207,597	$341,754	$413,960
Royalty and other revenue	36	36	75	73
Total revenue	159,169	207,633	341,829	414,033
Costs and operating expenses:
Cost of product revenue	79,307	86,260	161,152	168,616
Research and development	9,706	10,440	21,860	22,595
Selling, general and administrative	48,966	54,649	105,136	108,949
Contingent consideration	1,791	(6,884)	3,026	(9,295)
Total costs and operating expenses	139,770	144,465	291,174	290,865
Income from operations	19,399	63,168	50,655	123,168
Other income (expenses):
Investment income	5,964	708	11,450	785
Interest expense	(274)	(271)	(544)	(563)
Amortization of debt issuance costs	(457)	(453)	(914)	(905)
Other expenses	528	(3,396)	605	(3,798)
Other income (expenses), net	5,761	(3,412)	10,597	(4,481)
Income before income taxes	25,160	59,756	61,252	118,687
Income tax provision	5,096	9,895	12,359	21,862
Net income	$20,064	$49,861	$48,893	$96,825
Earnings per share:
Basic	$0.36	$0.90	$0.88	$1.75
Diluted (Note 11)	$0.35	$0.88	$0.86	$1.68
Weighted average common shares outstanding:
Basic	55,705	55,444	55,648	55,399
Diluted (Note 11)	56,858	56,721	56,932	57,842

Net income	$20,064	$49,861	$48,893	$96,825
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,068)	(15,517)	(2,795)	(20,205)
Comprehensive income	$13,996	$34,344	$46,098	$76,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands, except share data)

	Three Months Ended June 30, 2023
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2023	55,644,301	$556	$1,544,956	$(31,121)	$426,101	$1,940,492
Net income	—	—	—	—	20,064	20,064
Issuance of common stock for debt conversion	6	0	(3)	—	—	(3)
Exercise of stock options and vesting of stock units	36,184	1	32	—	—	33
Tax withholding on vesting of restricted stock units	(9,631)	(0)	(1,547)	—	—	(1,547)
Issuance of common stock pursuant to the acquisition of FlexBiosys, Inc.	31,415	0	5,243	—	—	5,243
Issuance of common stock pursuant to the Avitide, Inc. contingent consideration earnout payment	42,621	0	7,229	—	—	7,229
Stock-based compensation expense	—	—	5,483	—	—	5,483
Translation adjustment	—	—	—	(6,068)	—	(6,068)
Balance at June 30, 2023	55,744,896	$557	$1,561,393	$(37,189)	$446,165	$1,970,926

	Three Months Ended June 30, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2022	55,429,046	$554	$1,529,144	$(21,574)	$258,277	$1,766,401
Net income	—	—	—	—	49,861	49,861
Issuance of common stock for debt conversion	4	(0)	(3)			(3)
Exercise of stock options and vesting of stock units	51,737	1	166	—	—	166
Tax withholding on vesting of restricted stock units	(14,869)	(0)	(2,448)			(2,448)
Stock-based compensation expense	—	—	6,985	—	—	6,985
Translation adjustment	—	—	—	(15,517)	—	(15,517)
Other	—	—	(82)	—	—	(82)
Balance at June 30, 2022	55,465,918	$555	$1,533,762	$(37,091)	$308,138	$1,805,364

	Six Months Ended June 30, 2023
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2022	55,557,698	$556	$1,547,266	$(34,394)	$397,272	$1,910,700
Net income	—	—	—	—	48,893	48,893
Issuance of common stock for debt conversion	6	—	(3)	—	—	(3)
Exercise of stock options and vesting of stock units	176,394	2	60	—	—	62
Tax withholding on vesting of restricted stock units	(63,238)	(1)	(11,139)	—	—	(11,140)
Issuance of common stock pursuant to the acquisition of FlexBiosys, Inc.	31,415	0	5,243	—	—	5,243
Issuance of common stock pursuant to the Avitide, Inc. contingent consideration earnout payment	42,621	0	7,229	—	—	7,229
Stock-based compensation expense	—	—	12,737	—	—	12,737
Translation adjustment	—	—	—	(2,795)	—	(2,795)
Balance at June 30, 2023	55,744,896	$557	$1,561,393	$(37,189)	$446,165	$1,970,926

	Six Months Ended June 30, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2021	55,321,457	553	$1,572,340	$(16,886)	$194,060	$1,750,067
Impact of the adoption of ASU 2020-06	—	—	(39,070)	—	17,253	(21,817)
Net income	—	—	—	—	96,825	96,825
Issuance of common stock for debt conversion	12	0	(5)	—	—	(5)
Exercise of stock options and vesting of stock units	222,727	3	460	—	—	463
Tax withholding on vesting of restricted stock units	(78,278)	(1)	(14,758)	—	—	(14,759)
Stock-based compensation expense	—	—	14,900	—	—	14,900
Translation adjustment	—	—	—	(20,205)	—	(20,205)
Other	—	—	(105)	—	—	(105)
Balance at June 30, 2022	55,465,918	$555	$1,533,762	$(37,091)	$308,138	$1,805,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$48,893	$96,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,237	23,933
Amortization of debt issuance costs	914	905
Stock-based compensation	12,737	14,900
Deferred income taxes, net	(2,196)	738
Contingent consideration	3,026	(9,295)
Noncash interest income	(2,023)	—
Other	574	276
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(4,606)	(8,433)
Inventories	(2,508)	(58,106)
Prepaid expenses and other assets	(11,530)	2,402
Operating lease right of use assets	6,487	(21,457)
Other assets	(888)	(406)
Accounts payable	(3,871)	6,322
Accrued expenses	(26,234)	(4,014)
Operating lease liabilities	(4,544)	23,852
Long-term liabilities	154	392
Total cash provided by operating activities	45,622	68,834
Cash flows from investing activities:
Acquisitions, net of cash acquired	(28,099)	—
Proceeds from maturity of marketable securities held to maturity	102,323	—
Additions to capitalized software costs	(2,075)	(1,875)
Purchases of property, plant and equipment	(16,749)	(52,576)
Other investing activities	—	17
Total cash provided by (used in) investing activities	55,400	(54,434)
Cash flows from financing activities:
Proceeds from exercise of stock options	62	463
Payment of tax withholding obligation on vesting of restricted stock	(11,140)	(14,759)
Repayment of Convertible Senior Notes	(9)	(18)
Payment of earnout consideration	(7,298)	—
Proceeds from issuance of common stock, net	(3)	—
Total cash used in financing activities	(18,388)	(14,314)
Effect of exchange rate changes on cash and cash equivalents	(2,436)	(7,388)
Net increase (decrease) in cash and cash equivalents	80,198	(7,302)
Cash, cash equivalents and restricted cash, beginning of period	523,458	603,814
Cash and cash equivalents, end of period	$603,656	$596,512
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$831	$21,739
Fair value of 31,415 shares of common stock issued for the acquisition of FlexBiosys, Inc.	$5,243	$—
Fair value of 42,621 shares of common stock issued for the Avitide, Inc. contingent consideration earnout	$7,229	$—

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Repligen Sweden AB, Repligen GmbH, Spectrum® LifeSciences LLC and its subsidiaries (“Spectrum”), C Technologies, Inc., ARTeSYN Biosolutions Holdings Ireland Ltd., ARTeSYN Biosolutions Ireland Limited and its subsidiaries ("ARTeSYN"), Polymem S.A. (“Polymem”), Avitide LLC ("Avitide"), Newton T&M Corp. ("NTM"), Bio-Flex Solutions, L.L.C. ("BioFlex"), Repligen Singapore Pte. Ltd., Repligen UK Limited and FlexBiosys, Inc. ("FlexBiosys"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Except for the change in the Company's policy on Convertible Senior Notes, which the Company adopted effective January 1, 2022 as required by Accounting Standards Update No. ("ASU" or "ASUs") 2020-06 and discussed in Note 6, "Convertible Senior Notes," to these condensed consolidated financial statements, the Company made no material changes in the application of its significant accounting policies that were disclosed in its Form 10-K. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments necessary for a fair presentation of its financial position as of June 30, 2023, its results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the three and six months ended June 30, 2023 and 2022. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

Recent Accounting Standards Updates

We consider the applicability and impact of all ASUs on the Company’s condensed consolidated financial statements. As of June 30, 2023, there were no accounting standards or ASUs recently issued or effective during the fiscal year that would have a material effect on the Company's condensed consolidated financial statements or disclosures.

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

Cash, Cash Equivalents and Marketable Securities Held to Maturity

The following table summarizes the Company's cash, cash equivalents and marketable securities held to maturity as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	As of June 30, 2023
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and money market funds	$603,656	$—	$—	$603,656
Total cash and cash equivalents	$603,656	$—	$—	$603,656

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and money market funds	$523,458	$—	$—	$523,458
Total cash and cash equivalents	523,458	—	—	523,458
Marketable securities held to maturity:
U.S. treasury bills - short-term	100,299	24	—	100,323
Total cash, cash equivalents and marketable securities	$623,757	$24	$—	$623,781

During the fourth quarter of 2022, the Company purchased $100.0 million of 6-month U.S. treasury bills with the positive intent and ability to hold them until maturity. Therefore, the Company classified this investment as held to maturity and stated it at amortized cost on the condensed consolidated balance sheet. These U.S. treasury bills matured in June 2023. The amortized cost and the fair value of the Company's held to maturity securities by contractual maturity at December 31, 2022 is summarized below:

	December 31, 2022
	Amortized Costs	Estimated Fair Value
Maturity of one year or less	$100,299	$100,323
Total	$100,299	$100,323

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$433,966	$—	$—	$433,966
Liabilities:
Short-term contingent consideration	$—	$—	$16,363	$16,363
Long-term contingent consideration	$—	$—	$44,277	$44,277

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$343,929	$—	$—	$343,929
Liabilities:
Short-term contingent consideration	$—	$—	$13,950	$13,950
Long-term contingent consideration	$—	$—	$51,559	$51,559

Contingent Consideration – Earnouts

As of June 30, 2023, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay in connection with the completed acquisitions of Avitide in September 2021 and FlexBiosys in April 2023, was $125.0 million over a three-year earnout period and $42.0 million over a two-year earnout period, respectively. Refer to Note 4, "Acquisitions" included in Part II, Item 8, “Financial Statements and Supplementary Data” to our Form 10-K and Note 3, "Acquisition of FlexBiosys, Inc.," to this report for additional information on the contingent consideration earnouts.

During 2023, a change in market inputs used to calculate the discount rate resulted in an increase in amounts reported as of June 30, 2023. A reconciliation of the change in the fair value of contingent consideration - earnouts is included in the following table (amounts in thousands):

Balance at December 31, 2022	$65,509
Acquisition date fair value of contingent consideration earnout	6,632
Payment of contingent consideration earnout	(14,527)
Decrease in fair value of contingent consideration earnouts	3,026
Balance at June 30, 2023	$60,640

The recurring Level 3 fair value measurement of our contingent consideration earnout that we expect to be required to settle our 2023, 2024 and 2025 contingent consideration obligations for Avitide and FlexBiosys include the following significant unobservable inputs (amounts in thousands, except percent data):

Contingent Consideration Earnout	Fair Value as of June 30, 2023	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
			Probability of
			Success	100%	100%
Commercialization-based payments	$19,175	Monte Carlo Simulation	Earnout Discount Rate	6.1%-6.4%	6.3%

			Volatility	22.5%-24.6%	23.6%

Revenue and Volume- based payments	$35,960	Monte Carlo Simulation	Revenue & Volume Discount Rate	5.7%-9.3%	7.5%
			Earnout Discount Rate	6.1%-6.4%	6.3%
			Probability of Success	100%	100%
Manufacturing line expansions	$5,505	Probability-weighted present value	Earnout Discount Rate	6.1%-6.4%	6.3%

(1)
Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Fair Value Measured on a Nonrecurring Basis

During the three and six months ended June 30, 2023, there were no re-measurements to the fair value of financial assets and liabilities that are measured at fair value on a nonrecurring basis.

3.
Acquisition of FlexBiosys, Inc.

On April 17, 2023, the Company completed its acquisition of all of the outstanding equity interests in FlexBiosys, Inc. ("FlexBiosys"), pursuant to an Equity Purchase Agreement ("EPA") with FlexBiosys, TSAP Holdings Inc. ("NJ Seller"), Gayle Tarry and Stanley Tarry, as individuals (collectively with NJ Seller, the "Sellers"), and Stanley Tarry, in his capacity as the representative of the Sellers (the "FlexBiosys Acquisition").

FlexBiosys, which is headquartered in Branchburg, New Jersey, offers expert design and custom manufacturing of single-use bioprocessing products and a comprehensive range of products that include bioprocessing bags, bottles, and tubing assemblies. These products will complement and expand our fluid management portfolio of offerings.

Consideration transferred

The FlexBiosys Acquisition was accounted for as a purchase of a business under ASC 805, "Business Combinations," and the Company engaged a third-party valuation firm to assist with the valuation of FlexBiosys. Under the terms of the EPA, all outstanding equity interests of FlexBiosys were acquired for consideration with a value totaling $41.1 million. The FlexBiosys Acquisition was funded through payment of $29.0 million in cash, which includes $6.3 million deposited in escrow for future payments, the issuance of 31,415 unregistered shares of the Company's common stock totaling $5.4 million and contingent consideration with fair value of approximately $6.6 million.

Under the acquisition method of accounting, the assets acquired and liabilities assumed of FlexBiosys were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net assets acquired is estimated to be $14.1 million, the fair value of the intangible assets acquired is estimated to be $12.6 million and the residual goodwill is estimated to be $14.4 million. The estimated consideration and preliminary purchase price information has been prepared using a preliminary valuation. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company has incurred $0.4 million of transaction and integration costs associated with the FlexBiosys Acquisition from the date of acquisition to June 30, 2023. The transaction costs are included in operating expenses in the consolidated statements of comprehensive income for the three and six months ended June 30, 2023.

Fair Value of Net Assets Acquired

The preliminary allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. As of June 30, 2023, the purchase accounting for this acquisition had not been finalized. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. Besides tax implications of the purchase price allocation, the final allocation may result in changes to the consideration paid related to working capital adjustments as well as changes to other assets and liabilities.

The components and estimated allocation of the purchase price consist of the following (amounts in thousands):

Cash and cash equivalents	$1,090
Accounts receivable	683
Inventory	667
Prepaid expenses and other current assets	35
Property and equipment	9,530
Operating lease right of use asset	3,537
Customer relationships	2,530
Developed technology	9,860
Trademark and tradename	30
Non-competition agreements	220
Goodwill	14,355
Other long-term assets	2,514
Accounts payable	(136)
Accrued liabilities	(314)
Operating lease liability	(39)
Operating lease liability, long-term	(3,498)
Fair value of net assets acquired	$41,064

Acquired Goodwill

The goodwill of $14.4 million represents future economic benefits expected to arise from anticipated synergies from the integration of FlexBiosys into the Company. These synergies include operating efficiencies and strategic benefits projected to be achieved as a result of the FlexBiosys Acquisition. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

Intangible Assets

The following table sets forth the components of the identified intangible assets associated with the FlexBiosys Acquisition and their estimated useful lives:

	Useful life	Fair Value
		(Amounts in thousands)

Customer relationships	12 years	$2,530
Developed technology	16 years	9,860
Trademark and tradename	4 years	30
Non-competition agreements	5 years	220
		$12,640

4.
Revenue Recognition

Disaggregation of Revenue

Revenues for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Amounts in thousands)
Product revenue	$159,133	$207,597	$341,754	$413,960
Royalty and other income	36	36	75	73
Total revenue	$159,169	$207,633	$341,829	$414,033

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

Disaggregated revenue from contracts with customers by geographic region and revenue from significant customers can be found in Note 13, “Segment Reporting,” included in this report.

For more information regarding our product revenue, see Note 6, “Revenue Recognition” included in Part II, Item 8, “Financial Statements and Supplementary Data” to our Form 10-K.

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of June 30, 2023 (amounts in thousands):

	June 30,	December 31,
	2023	2022
Balances from contracts with customers only:
Accounts receivable	$120,304	$116,247
Deferred revenue (included in accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheets)	$14,605	$19,631
Revenue recognized during periods presented relating to:
The beginning deferred revenue balance	$13,808	$13,390

The timing of revenue recognition, billings and cash collections results in the accounts receivable and deferred revenue balances on the Company’s condensed consolidated balance sheets.

5.
Goodwill and Intangible Assets

Goodwill

The following table represents the change in the carrying value of goodwill for the six months ended June 30, 2023 (amounts in thousands):

Balance at December 31, 2022	$855,513
Acquisition of FlexBiosys, Inc.	14,355
Cumulative translation adjustment	820
Balance at June 30, 2023	$870,688

During each of the fourth quarters of 2022, 2021 and 2020, the Company completed its annual impairment assessments and concluded that goodwill was not impaired in any of those years. The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three and six months ended June 30, 2023.

Intangible Assets

Indefinite-lived intangible assets are reviewed for impairment at least annually. There has been no impairment of the Company’s intangible assets for the periods presented.

Intangible assets, net, consisted of the following at June 30, 2023:

	June 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$200,468	$(37,053)	$163,415	16
Patents	240	(240)	—	8
Customer relationships	255,546	(74,896)	180,650	16
Trademarks	7,717	(1,544)	6,173	19
Other intangibles	3,039	(2,273)	766	4
Total finite-lived intangible assets	467,010	(116,006)	351,004	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$467,710	$(116,006)	$351,704

Intangible assets, net, consisted of the following at December 31, 2022:

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$190,463	$(30,992)	$159,471	16
Patents	240	(240)	—	8
Customer relationships	252,934	(66,559)	186,375	15
Trademarks	7,682	(1,319)	6,363	19
Other intangibles	2,811	(2,044)	767	4
Total finite-lived intangible assets	454,130	(101,154)	352,976	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$454,830	$(101,154)	$353,676

Amortization expense for finite-lived intangible assets was $7.5 million and $6.6 million for each of the three months ended June 30, 2023 and 2022, respectively, and $14.9 million and $13.2 million for each of the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company expects to record the following amortization expense in future periods (amounts in thousands):

Estimated
Amortization
For the Years Ended December 31,	Expense
2023 (remaining six months)	$15,031
2024	29,599
2025	29,369
2026	29,195
2027	29,161
2028 and thereafter	218,649
Total	$351,004

6.
Consolidated Balance Sheet Detail

Inventories, net

Inventories, net consists of the following:

	June 30,	December 31,
	2023	2022
	(Amounts in thousands)
Raw materials	$147,996	$149,438
Work-in-process	4,811	6,183
Finished products	88,062	82,656
Total inventories, net	$240,869	$238,277

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2023	2022
	(Amounts in thousands)
Land	$976	$1,003
Buildings	1,657	1,599
Leasehold improvements	124,277	115,672
Equipment	110,047	94,613
Furniture, fixtures and office equipment	8,652	8,307
Computer hardware and software	34,314	29,813
Construction in progress	31,082	31,553
Other	467	420
Total property, plant and equipment	311,472	282,980
Less - Accumulated depreciation	(108,908)	(92,307)
Total property, plant and equipment, net	$202,564	$190,673

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2023	2022
	(Amounts in thousands)
Employee compensation	$11,645	$33,522
Deferred revenue	13,987	19,283
Income taxes payable	4,700	2,459
Other	14,691	15,856
Total accrued liabilities	$45,023	$71,120

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

During the second quarter of 2023, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2019 Notes are convertible at the option of the holders of the 2019 Notes during the third quarter of 2023, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the 2019 Notes. These conditions have been met each quarter since the third quarter of 2020. As a result, $0.1 million aggregate principal amount of the 2019 Notes have been requested for conversion by the note holders since the issuance of the 2019 Notes and all conversions have settled as of June 30, 2023 except $24,000 aggregate principal amount, which settles in the third quarter of 2023. The conversions resulted in the issuance of a nominal number of shares of the Company’s common stock to the note holders. The Company continues to classify the carrying value of the 2019 Notes as current liabilities on the Company’s condensed consolidated balance sheets at June 30, 2023.

The net carrying value of the liability component of the 2019 Notes is as follows:

	June 30, 2023	December 31, 2022
	(Amounts in thousands)
0.375% Convertible Senior Notes due 2024:
Principal amount	$287,461	$287,470
Unamortized debt issuance costs	(1,940)	(2,855)
Net carrying amount	$285,521	$284,615

The following table sets forth total interest expense recognized related to the 2019 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Amounts in thousands)
Contractual interest expense	$269	$269	$539	$539
Amortization of debt issuance costs	457	453	914	905
Total	$726	$722	$1,453	$1,444
Effective interest rate of the liability component	1%	1%	1%	1%

At June 30, 2023 and December 31, 2022, the carrying value of the 2019 Notes was $285.5 million and $284.6 million, respectively, net of unamortized discount, and the fair value of the 2019 Notes was $372.8 million and $452.0 million, respectively. The fair value of the 2019 Notes was determined based on the most recent trade activity of the 2019 Notes at June 30, 2023 and December 31, 2022.

8.
Stockholders’ Equity

Stock Option and Incentive Plans

Under the Company’s current 2018 Stock Option and Incentive Plan (the “2018 Plan”), the number of shares of the Company’s common stock that were reserved and available for issuance is 2,778,000, plus the number of shares of common stock that were available for issuance under the Company’s previous equity plans. The shares of common stock underlying any awards under the 2018 Plan and previous equity plans (together, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At June 30, 2023, 1,717,510 shares were available for future grants under the 2018 Plan.

Stock Issued for Earnout Payment

In May 2023, the Company issued 42,621 shares of its common stock to former securityholders of Avitide to satisfy the contingent consideration obligation established under the Agreement and Plan of Merger and Reorganization (the "Avitide Agreement") which the Company entered into as part of the acquisition of Avitide in September 2021. See Note 4, "Acquisitions", included in Part II, Item 8 "Financial Statements and Supplemental Data" to our Form 10-K, for additional information on the acquisition of Avitide and the contingent consideration. The shares represent 50% of the earnout consideration earned in the First Earnout Year (as defined in the Avitide Agreement).

Stock-Based Compensation

The following table presents stock-based compensation expense in the Company’s condensed consolidated statements of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Amounts in thousands)
Cost of product revenue	$522	$615	$1,113	$1,237
Research and development	608	622	1,395	1,421
Selling, general and administrative	4,353	5,748	10,229	12,242
Total stock-based compensation	$5,483	$6,985	$12,737	$14,900

Stock Options

Information regarding option activity for the six months ended June 30, 2023 under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2022	609,965	$71.74
Granted	55,545	$175.75
Exercised	(4,650)	$13.30
Forfeited/expired/cancelled	(2,000)	$199.71
Options outstanding at June 30, 2023	658,860	$80.53
Options exercisable at June 30, 2023	387,604	$58.94
Vested and expected to vest at June 30, 2023(1)	644,427	$80.08	5.77	$47,205

(1)
Represents the number of vested options as of June 30, 2023 plus the number of unvested options expected to vest as of June 30, 2023 based on the unvested outstanding options at June 30, 2023 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2023, the last business day of the first quarter of 2023, of $141.46 per share and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2023. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2023 and 2022 was $0.7 million and $2.4 million, respectively.

The weighted average grant date fair value of options granted during the six months ended June 30, 2023 and 2022 was $86.30 and $76.64, respectively.

Stock Units

The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant. The Company recognizes expense on awards with service-based vesting over the employee’s requisite service period on a straight-line basis. The Company recognizes expense on performance-based awards over the vesting period based on the probability that the performance metrics will be achieved. Information regarding stock unit activity, which includes activity for RSUs and performance stock units, for the six months ended June 30, 2023 under the Plans is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	531,034	$142.57
Awarded	158,084	$176.86
Vested	(156,784)	$115.85
Forfeited/cancelled	(39,397)	$182.56
Unvested at June 30, 2023	492,937	$157.94
Vested and expected to vest at June 30, 2023(1)	432,340	$154.21

(1)
Represents the number of vested stock units as of June 30, 2023 plus the number of unvested stock units expected to vest as of June 30, 2023 based on the unvested outstanding stock units at June 30, 2023 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value of stock units vested during the six months ended June 30, 2023 and 2022 was $29.6 million and $37.5 million, respectively.

The weighted average grant date fair value of stock units granted during the six months ended June 30, 2023 and 2022 was $176.86 and $191.09, respectively.

As of June 30, 2023, there was $73.2 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.93 years. The Company expects 2,154,003 unvested options and stock units to vest over the next five years.

9.
Commitments and Contingencies

Collaboration Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements that require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. Research and development expenses associated with license agreements were immaterial amounts for the three and six months ended June 30, 2023 and 2022.

In June 2018, the Company secured an agreement with Navigo Proteins GmbH (“Navigo”) for the exclusive co-development of multiple affinity ligands for which the Company holds commercialization rights. The Company is manufacturing and supplying the first of these ligands, NGL-Impact®, exclusively to Purolite Life Sciences, an Ecolab Inc. company (“Purolite”), who is pairing the Company’s high-performance ligand with Purolite’s agarose jetting base bead technology used in their Jetted A50 Protein A resin product. The Company also signed a long-term supply agreement with Purolite for NGL-Impact and other potential additional affinity ligands that may advance from the Company’s Navigo collaboration. In September 2020, the Company and Navigo successfully completed co-development of an affinity ligand targeting the SARS-CoV-2 spike protein, to be utilized in the purification of vaccines for the COVID-19 pandemic, including emerging variants of the SARS-CoV-2 coronavirus. The Company has proceeded with scaling up and manufacturing this ligand and the development and validation of the related affinity chromatography resin, which is marketed by the Company. In September 2021, the Company and Navigo successfully completed co-development of a novel affinity ligand that addresses aggregation issues associated with pH sensitive antibodies and Fc-fusion proteins. The Company is manufacturing and supplying this ligand, NGL-Impact® HipH, to Purolite. The Navigo and Purolite agreements are supportive of the Company’s strategy to secure and reinforce the Company’s proteins business. The Company made royalty payments to Navigo of $1.2 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and payments of $2.3 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.

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

10.
Income Taxes

For the three and six months ended June 30, 2023, the Company recorded an income tax provision of $5.1 million and $12.4 million, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2023 was 20.3% and 20.2%, respectively, compared to 16.6% and 18.4% for the corresponding periods in the prior year. The difference in effective tax rates between the periods was primarily due to lower income before taxes and increased benefits from business tax credits partially offset by nondeductible contingent consideration and lower foreign-derived intangible income.

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

11.
Earnings Per Share

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Amounts in thousands, except per share data)
Numerator:
Net income	$20,064	$49,861	$48,893	$96,825
Effect of dilutive securities:
Charges associated with convertible debt instruments, net of tax	—	—	—	387
Numerator for diluted earnings per share - net income available to common stockholders after the effect of dilutive securities	$20,064	$49,861	$48,893	$97,212

Denominator:
Weighted average shares used in computing net income per share - basic	55,705	55,444	55,648	55,399
Effect of dilutive shares:
Options and stock units	451	598	487	661
Convertible Senior Notes	701	676	797	1,779
Dilutive effect of unvested performance stock units	1	3	1	3
Dilutive potential common shares	1,153	1,277	1,284	2,443
Denominator for diluted earnings per share - adjusted weighted average shares used in computing net income per share - diluted	56,858	56,721	56,932	57,842

Earnings per share:
Basic	$0.36	$0.90	$0.88	$1.75
Diluted	$0.35	$0.88	$0.86	$1.68

For the three and six months ended June 30, 2023, 456,315 shares and 400,909 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted EPS because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive. Comparatively, for the three and six months ended June 30, 2022, 325,685 shares and 306,400 shares, respectively, were considered anti-dilutive.

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

Prior to the adoption of ASU 2020-06, the Company applied the provisions of ASC 260, “Earnings Per Share,” Subsection 10-45-44, to determine the diluted weighted average shares outstanding as it related to the conversion spread on its convertible notes. Accordingly, the par value of the 2019 Notes was not included in the calculation of diluted income per share, but the dilutive effect of the conversion premium was considered in the calculation of diluted net income per share using the treasury stock method. The dilutive impact of the 2019 Notes was based on the difference between the Company’s current period average stock price and the conversion price of the 2019 Notes, provided there was a premium. Pursuant to this accounting standard, there was no dilution from the accreted principal of the 2019 Notes. For the three and six months ended June 30, 2023, the dilutive effect of the conversion premium included in the calculation of diluted earnings was 700,941 shares and 796,601 shares, respectively. For the three and six months ended June 30, 2022, the dilutive effect of the conversion premium included in the calculation of diluted earnings was 676,166 shares and 1,779,041 shares, respectively.

12.
Related Party Transactions

Certain facilities leased by Spectrum are owned by the Roy T. Eddleman Living Trust (the "Trust"). As of June 30, 2023, the Trust owned greater than 5% of the Company’s outstanding shares. Therefore, the Company considers the Trust to be a related party. The lease amounts paid to the Trust prior to the public offering were negotiated in connection with the acquisition of Spectrum. The Company incurred rent expense totaling $0.2 million for each of the three months ended June 30, 2023 and 2022 related to these leases and incurred rent expense of $0.4 million for each of the six months ended June 30, 2023 and 2022.

13.
Segment Reporting

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue by customers' geographic locations:
North America	46%	45%	42%	43%
Europe	36%	35%	37%	39%
APAC/Other	18%	20%	21%	18%
Total revenue	100%	100%	100%	100%

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings and credit exposure to any one issue, issuer (with the exception of U.S. Treasury obligations) and type of instrument is limited. At June 30, 2023 and December 31, 2022, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

There was no revenue from customers that represented 10% or more of the Company's total revenue for the three and six months ended June 30, 2023 and 2022.

Significant accounts receivable balances representing 10% or more of the Company’s total trade accounts receivable and royalties at June 30, 2023 and December 31, 2022 came from our accounts receivable balance outstanding with Purolite, an Ecolab Inc. company, which was 11.5% and 12.7%, respectively, of our total accounts receivable and other receivable balance.

14.
Restructuring Plan

In July 2023, we announced that the Board of Directors has authorized our management team to undertake restructuring activities to simplify and streamline our organization and strengthen the overall effectiveness of our operations. As part of these efforts, we expect to incur approximately $6 million in restructuring charges in the second half of the year, as a result of severance costs.

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

We have experienced, and expect to continue to experience, cost inflation, primarily in raw materials, and other supply chain costs, as a result of global macroeconomic trends, including the conflict between Russia and Ukraine and labor shortages. Actions taken to mitigate supply chain disruptions and inflation, including price increases and productivity improvements, have generally been successful in offsetting the impact of these trends. In addition, decreasing demand for COVID-19 vaccinations is driving a reduction in future demand of our products related to these vaccines. We expect that these trends will continue to impact our results for significant part of 2023.

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

Revenues

Total revenue for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:
Products	$159,133	$207,597	$(48,464)	(23.3%)	$341,754	$413,960	$(72,206)	(17.4%)
Royalty and other	36	36	—	0.0%	75	73	2	2.7%
Total revenue	$159,169	$207,633	$(48,464)	(23.3%)	$341,829	$414,033	$(72,204)	(17.4%)

Product revenues

Since 2016, we have been increasingly focused on selling our products directly to customers in the pharmaceutical industry and to our contract manufacturers. These direct sales represented approximately 84.7% and 89.2% of our product revenue for each of the three months ended June 30, 2023 and 2022, respectively, and represented 84.4% and 88.1% of our product revenue for each of the six months ended June 30, 2023 and 2022, respectively. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

Revenues from our filtration franchise include the sales of our XCell ATF® systems and consumables; Spectrum filtration systems, including KrosFlo®; SIUS® filtration products and systems; the fluid management assemblies and components offered by Engineered Molding Technology LLC, Non-Metallic Solutions, Inc., ARTeSYN Biosolutions Ireland Limited ("ARTeSYN"), BioFlex and FlexBiosys; the hollow fiber membrane technology offered by Polymem, and our ARTeSYN filtration systems. Revenue from our chromatography products includes the sale of our OPUS pre-packed chromatography columns, ELISA test kits and chromatography systems from Spectrum and ARTeSYN. Revenue from proteins products includes the sale of our Protein A ligands and cell culture growth factors, and sales of affinity products, including adeno-associated virus resins offered by Avitide. Revenue from our process analytics products includes the sale of our SoloVPE®, FlowVPE® and FlowVPX® systems, consumables and service. Other revenue primarily consists of sales of our operating room products to hospitals as well as freight revenue.

During the three and six months ended June 30, 2023, product revenue decreased by $48.5 million, or 23.3%, and $72.2 million, or 17.4%, respectively, as compared to the same periods of 2022. This is mainly due to a decrease in revenue from programs related to COVID-19 as customers continue to repurpose inventory initially purchased for COVID-19 therapeutics and vaccines. This primarily affected our filtration products. There was also an unfavorable impact on changes in foreign exchange rates during the three and six months ended June 30, 2023, as compared to the same periods of 2022. Partially offsetting these revenue declines were increases from price increases and strong performances within the Chromatography and Process Analytics franchises during the three and six months ended June 30, 2023, as compared to the same periods of 2022. Specifically, revenue from sale of large scale OPUS pre-packed chromatography columns, chromatography systems and flowpaths as well as slope spectroscopy systems, consumables and service.

Royalty revenues

Royalty revenues in the three and six months ended June 30, 2023 and 2022 relate to royalties received from a third-party systems manufacturer associated with our OPUS PD chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partners.

Costs of Product Revenue and Operating Expenses

Total costs and operating expenses for the three and six months ended June 30, 2023 and 2022 were comprised of the following:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Cost of product revenue	$79,307	$86,260	$(6,953)	(8.1%)	$161,152	$168,616	$(7,464)	(4.4%)
Research and development	9,706	10,440	(734)	(7.0%)	21,860	22,595	(735)	(3.3%)
Selling, general and administrative	48,966	54,649	(5,683)	(10.4%)	105,136	108,949	(3,813)	(3.5%)
Contingent Consideration	1,791	(6,884)	8,675	(126.0%)	3,026	(9,295)	12,321	(132.6%)
Total costs and operating expenses	$139,770	$144,465	$(4,695)	(3.2%)	$291,174	$290,865	$309	0.1%

Cost of product revenue

Cost of product revenue decreased 8.1% and 4.4% in the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022, due primarily to the decrease in product revenue related to changes in the product mix and costs associated with lower product volume. Although we continue to manage our operating expenses, these decreases in product costs continue to be partially offset by cost inflation, primarily in raw materials as well as freight charges due to fuel costs and carrier market conditions during the three and six months ended June 30, 2023, compared to the same periods of 2022. Also, our occupancy costs and depreciation expense increased during the three and six months ended June 30, 2023, as compared to the same periods of 2022, due to expanded facilities and manufacturing equipment being placed into service throughout 2022 and 2023.

Gross margin was 50.2% and 58.5% in the three months ended June 30, 2023 and 2022, respectively and gross margin was 52.9% and 59.3% in the six months ended June 30, 2023, respectively. The reduction in gross margin in the three and six months ended June 30, 2023, as compared to the same periods of 2022, is due primarily to lower overall sales and production volumes, and a change in product mix, where we saw a significant decline in revenue associated with higher-margin consumable products due to the decrease in COVID-19 vaccine demand. We also experienced an increase in manufacturing costs from an increase in occupancy costs due to added capacity, an increase in depreciation expense, and an increase in freight charges from cost inflation.

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

R&D expenses decreased during the three and six months ended June 30, 2023, compared to the same periods of 2022 primarily due to a decrease in employee-related costs during the periods from a decline in headcount since the end of the second quarter of 2022 partially offset by an increase in depreciation expense related to R&D assets that were put into service.

R&D expense also includes payments made to expand our proteins product offering through our development agreement with Navigo Proteins GmbH (“Navigo”). Such expenses were $1.2 million and $2.3 million, respectively, for the three and six months ended June 30, 2023, as compared to $0.7 million and $1.1 million, respectively, for the same periods in 2022, in the form of milestone payments to Navigo.

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

During the three and six months ended June 30, 2023, SG&A costs decreased by $5.7 million, or 10.4%, and $3.8 million, or 3.5%, respectively, as compared to the same periods of 2022. The decrease is primarily due to a decrease in employee-related costs since June 2022. The decrease is partially offset by the continued expansion of our customer-facing activities to drive sales of our bioprocessing products and to support expected future growth.

Contingent consideration

Contingent consideration expense (benefit) represents the change in fair value of the contingent consideration obligation included in current and noncurrent contingent consideration on the consolidated balance sheets as of the end of each period. Remeasurement of the contingent consideration obligation is done each quarter and the carrying value of the obligation is adjusted to the current fair value through our condensed consolidated statements of comprehensive income. A change in market inputs used to calculate the discount rate resulted in a change to the expense (benefit) reported for the three months ended June 30, 2023 and 2022 of $1.8 million and ($6.9) million, respectively, and $3.0 million and ($9.3) million for the six months ended June 30, 2023 and 2022, respectively.

Other Income (Expenses), net

The table below provides detail regarding our other expenses, net:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Investment income	$5,964	$708	$5,256	742.4%	$11,450	$785	$10,665	1,358.6%
Interest expense	(274)	(271)	(3)	1.1%	(544)	(563)	19	(3.4%)
Amortization of debt issuance costs	(457)	(453)	(4)	0.9%	(914)	(905)	(9)	1.0%
Other income (expenses)	528	(3,396)	3,924	(115.5%)	605	(3,798)	4,403	(115.9%)
Total other income (expenses), net	$5,761	$(3,412)	$9,173	(268.8%)	$10,597	$(4,481)	$15,078	(336.5%)

Investment income

Investment income includes income earned on invested cash balances. Our investment income increased by $5.3 million and $10.7 million for the three and six months ended June 30, 2023, respectively, compared to the same periods of 2022 due to an increase in interest rates on average invested cash balances since June 30, 2022, as well as interest earned on U.S. treasury bills purchased at the end of 2022. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Interest expense

Interest expense in the three and six months ended June 30, 2023 and 2022 is primarily from our 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”), which were issued in July 2019. Interest expense for the three and six months ended June 30, 2023 includes the contractual coupon interest on the 2019 Notes.

Amortization of debt issuance costs

Transaction costs related to the issuance of the 2019 Notes and attributable to the liability component of the 2019 Notes are included in amortization of debt issuance costs on the condensed consolidated statements of comprehensive income.

Other expenses

The change in other expenses during the three and six months ended June 30, 2023, compared to the same periods of 2022, is primarily attributable to realized foreign currency gains and losses related to transactions with customers and vendors.

Income Tax Provision

Income tax provision for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision	$5,096	$9,895	$(4,799)	(48.5%)	$12,359	$21,862	$(9,503)	(43.5%)
Effective tax rate	20.3%	16.6%			20.2%	18.4%

For the three and six months ended June 30, 2023, we recorded an income tax provision of $5.1 million and $12.4 million, respectively. The effective tax rate was 20.3% and 20.2% for the three and six months ended June 30, 2023, respectively, and is based upon the estimated income for the year ending December 31, 2023 and the composition of income in different jurisdictions. The difference in effective tax rates between the periods was primarily due to lower income before taxes and increased benefits from business tax credits partially offset by nondeductible contingent consideration and lower foreign-derived intangible income. Our effective tax rate for the three and six months ended June 30, 2023 was lower than the U.S. statutory rate of 21% primarily due to business tax credits, foreign-derived intangible income and windfall benefits recognized on stock option exercises and the vesting of stock units.

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

Non-GAAP Adjusted Income from Operations

Non-GAAP adjusted income from operations is measured by taking income from operations as reported in accordance with GAAP and excluding acquisition and integration costs, contingent consideration fair value adjustments, and intangible amortization booked through our condensed consolidated statements of comprehensive income. The following is a reconciliation of income from operations in accordance with GAAP to non-GAAP adjusted income from operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Amounts in thousands)
GAAP income from operations	$19,399	$63,168	$50,655	$123,168
Non-GAAP adjustments to income from operations:
Acquisition and integration costs	743	2,702	1,780	5,891
Contingent consideration	1,791	(6,884)	3,026	(9,295)
Intangible amortization	7,514	6,572	14,838	13,165
Non-GAAP adjusted income from operations	$29,447	$65,558	$70,299	$132,929

Non-GAAP Adjusted Net Income and Adjusted Earnings Per Share

Non-GAAP adjusted net income and adjusted earnings per share is measured by taking net income as reported in accordance with GAAP and excluding acquisition and integration costs, contingent consideration fair value adjustments, intangible amortization, amortization of debt issuance costs and the tax effects of these items. The following are reconciliations of net income and fully diluted earnings per share in accordance with GAAP to non-GAAP adjusted net income and adjusted fully diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023		2022
		Fully Diluted		Fully Diluted
		Earnings per		Earnings per
	Amount	Share*	Amount	Share*
	(Amounts in thousands, except per share data)
GAAP net income	$20,064	$0.35	$49,861	$0.88
Non-GAAP adjustments to net income:
Acquisition and integration costs	743	0.01	2,702	0.05
Contingent consideration	1,791	0.03	(6,884)	(0.12)
Intangible amortization	7,514	0.13	6,572	0.12
Amortization of debt issuance costs(1)	457	0.01	453	0.01
Tax effect of non-GAAP charges	(373)	(0.01)	(1,317)	(0.02)
Non-GAAP adjusted net income	$30,196	$0.53	$51,387	$0.91

	Six Months Ended June 30,
	2023		2022
		Fully Diluted		Fully Diluted
		Earnings per		Earnings per
	Amount	Share*	Amount	Share*
	(Amounts in thousands, except per share data)
GAAP net income	$48,893	$0.86	$96,825	$1.68
Non-GAAP adjustments to net income:
Acquisition and integration costs	1,780	0.03	5,891	0.10
Contingent consideration	3,026	0.05	(9,295)	(0.16)
Intangible amortization	14,838	0.26	13,165	0.23
Amortization of debt issuance costs(1)	914	0.02	905	0.01
Tax effect of non-GAAP charges	(2,956)	(0.05)	(2,359)	(0.04)
Non-GAAP adjusted net income	$66,495	$1.17	$105,132	$1.82

(1)
See Note 11, "Earnings Per Share," to this report for more information on the effects of adopting ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40),” which we adopted effective January 1, 2022 to these financial statement line items.

* Per share totals may not add due to rounding.

Adjusted EBITDA

Adjusted EBITDA is measured by taking net income as reported in accordance with GAAP, excluding investment income, interest expense, income tax provision, depreciation and amortization, acquisition and integration costs and contingent consideration fair value adjustments booked through our condensed consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Amounts in thousands)
GAAP net income	$20,064	$49,861	$48,893	$96,825
Non-GAAP EBITDA adjustments to net income:
Investment income	(5,964)	(708)	(11,450)	(785)
Interest expense	274	271	544	563
Amortization of debt issuance costs	457	453	914	905
Income tax provision	5,096	9,895	12,359	21,862
Depreciation	8,443	5,500	16,344	10,713
Intangible amortization	7,542	6,599	14,893	13,220
EBITDA	35,912	71,871	82,497	143,303
Other non-GAAP adjustments:
Acquisition and integration costs	743	2,702	1,780	5,891
Contingent consideration	1,791	(6,884)	3,026	(9,295)
Adjusted EBITDA	$38,446	$67,689	$87,303	$139,899

(1)
See Note 11, "Earnings Per Share," to this report for more information on the effects of adopting ASU 2020-06, which we adopted effective January 1, 2022.

Liquidity and Capital Resources

We have financed our operations primarily through revenues derived from product sales, the issuance of the 2019 Notes in July 2019 and the issuance of common stock in our December 2020, July 2019 and May 2019 public offerings. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Subsequently, the U.S. Treasury, Federal Reserve and FDIC announced that SVB depositors would have access to all of their money. We have a banking relationship with SVB and hold cash, cash equivalents and marketable securities of less than $0.1 million as of June 30, 2023 in SVB depository accounts to cover short-term operational payments. While we have not experienced any losses in such accounts, the recent failure of SVB caused us to utilize our accounts at other financial institutions in order to mitigate potential operational risks stemming from the temporary inability to access funds in our SVB operating accounts. As a result of bank failures, such as SVB, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired and could negatively impact the financial institutions with which we have direct arrangements, or the financial services industry or economy in general.

At June 30, 2023, we had cash and cash equivalents of $603.7 million compared to cash and cash equivalents of $523.5 million at December 31, 2022.

During the second quarter of 2023, the closing price of our common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2019 Notes are convertible at the option of the holders of the 2019 Notes during the third quarter of 2023, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the 2019 Notes. These conditions have been met each quarter since the third quarter of 2020. As a result, $0.1 million aggregate principal amount of the 2019 Notes have been requested for conversion by the note holders since the issuance of the 2019 Notes and all conversions have settled as of June 30, 2023 except $24,000 aggregate principal amount, which settles in the third quarter of 2023. The conversions resulted in the issuance of a nominal number of shares of our common stock to the noteholders. We continue to classify the carrying value of the 2019 Notes as current liabilities on our consolidated balance sheet at June 30, 2023.

Cash Flows

	Six Months Ended June 30,		Increase/(Decrease)
	2023	2022	$ Change
	(Amounts in thousands)
Operating activities	$45,622	$68,834	$(23,212)
Investing activities	55,400	(54,434)	109,834
Financing activities	(18,388)	(14,314)	(4,074)
Effect of exchange rate changes on cash and cash equivalents	(2,436)	(7,388)	4,952
Net increase (decrease) in cash and cash equivalents	$80,198	$(7,302)	$87,500

Operating activities

For the six months ended June 30, 2023, our operating activities provided cash of $45.6 million reflecting net income of $48.9 million and non-cash charges totaling $44.3 million primarily related to depreciation, amortization, contingent consideration fair value adjustments, deferred income taxes and stock-based compensation charges. An increase in accounts receivable consumed $4.6 million of cash and was primarily driven by the timing of collections from customers. Additionally, we had an increase in inventory manufactured that consumed $2.5 million and an $11.5 million increase in prepaid expenses, primarily related to prepaid taxes and subscriptions. A decrease in accounts payable consumed $3.9 million and was due to the timing of payments to vendors. A decrease in accrued liabilities consumed $26.2 million primarily related to the payment of employee bonuses during the six months ended June 30, 2023. The remaining cash provided by operating activities resulted from favorable changes in various other working capital accounts.

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

Investing activities

Our investing activities provided $55.4 million of cash during the six months ended June 30, 2023, primarily due to the maturity of our short-term investment in U.S. treasury securities in June 2023, which provided cash of $102.3 million. We used $28.1 million in cash (net of cash received) for the FlexBiosys Acquisition. Capital expenditures consumed $18.8 million in 2023 as we continue to increase our manufacturing capacity worldwide. Of these expenditures, $2.1 million represented capitalized costs related to our internal-use software for the six months ended June 30, 2023.

Our investing activities consumed $54.4 million of cash during the six months ended June 30, 2022 mainly due to capital expenditures as we continue to increase our manufacturing capacity worldwide. Of these expenditures, $1.9 million represented capitalized costs related to our internal-use software for the six months ended June 30, 2022.

Financing activities

Our financing activities consumed $18.4 million of cash for the six months ended June 30, 2023, primarily for $11.1 million in cash disbursed for shares withheld to cover employee income tax due upon the vesting and release of restricted stock units and the payment of $7.3 million to settle the cash portion of the First Earnout Year contingent earnout obligation related to our acquisition of Avitide, Inc. in September 2021. This was partially offset by proceeds received from stock option exercises during the period.

Our financing activities consumed $14.3 million of cash for the six months ended June 30, 2022, which included cash disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units of $14.8 million. This was partially offset by proceeds received from stock option exercises during the period of $0.5 million.

Working capital increased by $31.1 million to $625.0 million at June 30, 2023 from $593.9 million at December 31, 2022 due to the various changes noted above.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, restructuring activities, product candidate research, development and regulatory approval, SG&A expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources, our financing plans and the projected continued impact of, and response to, COVID-19 constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. The Company undertakes no obligation to publicly update or revise the statements in light of future developments. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with the following: the success of current and future collaborative or supply relationships, including our agreements with Cytiva, MilliporeSigma and Purolite Life Sciences, an Ecolab Inc. company; our ability to successfully grow our bioprocessing business, including as a result of acquisitions, commercialization or partnership opportunities, and our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all U.S. Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products; the risk of litigation regarding our patent and other intellectual property rights; the risk of litigation with collaborative partners; our manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers; our ability to hire and retain skilled personnel; the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition; our ability to integrate acquired businesses successfully into our business and achieve the expected benefits of the acquisitions; our ability to compete with larger, better financed life sciences companies; our history of losses and expectation of incurring losses; our ability to generate future revenues; our ability to successfully integrate our recently acquired businesses; our ability to raise additional capital to fund potential acquisitions; our volatile stock price; and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the SEC including under the sections entitled “Risk Factors” in our Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have historically held investments in commercial paper, U.S. treasury and government securities as well as corporate bonds and other debt securities. As a result, we have been exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise. Our investment portfolio consists of cash and cash equivalents (cash and money market funds) that total $603.7 million at June 30, 2023. We held marketable securities (U.S.

treasury bills) of $100.3 million, which were included in short-term marketable securities on the consolidated balance sheet as of December 31, 2022. These marketable securities matured in June 2023.

Our cash equivalent investments (money market funds) have short-term maturity periods that dampen the impact of market or interest rate risk. Our marketable securities consist of U.S. treasury bills with a short term maturity period of 180 days. As a result, a hypothetical 100 basis point increase in interest rates would have no effect on our cash position as of June 30, 2023.

We manage our investment portfolio in accordance with our investment policy or approval by the Board of Directors. The primary objectives of our investment policy are to preserve principal, maintain a high degree of liquidity to meet operating and other needs, and obtain competitive returns subject to prevailing market conditions without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in high-quality securities, including money market funds and U.S. treasury bills. The U.S. treasury bills were classified as held-to-maturity at December 31, 2022 and consequently were recorded at amortized cost on our consolidated balance sheet in accordance with accounting principles generally accepted in the United States. These marketable securities matured in June 2023. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is limited.

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

Changes in Internal Control

We acquired FlexBiosys Inc. ("FlexBiosys") on April 17, 2023. The financial results of this acquisition are included in our unaudited consolidated financial statements as of June 30, 2023 and for the quarter then ended. As this acquisition occurred in the second quarter of 2023, the scope of our assessment of our internal control over financial reporting does not include FlexBiosys. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of such acquisition.

In connection with our initiative to integrate and enhance our global information technology systems and business processes, we continued the phased implementation of a new enterprise resource planning ("ERP") system. The Company is implementing the ERP system in phases through 2024. The fifth phase of implementation was completed during the second quarter of 2023. The implementation of the ERP system is expected to, among other things, automate a number of accounting and reporting processes and activities, thereby decreasing the amount of manual processes previously required. As a result of this implementation, we modified certain existing internal controls over financial reporting as well as implemented new controls and procedures related to the new ERP system during the three months ended June 30, 2023.

Other than the foregoing, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Since that date, SVB has announced they have been acquired by First Citizens Bank and have resumed mostly normal operations. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. If any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. We have a banking relationship with SVB and hold cash, cash equivalents and marketable securities of less than $0.1 million as of June 30, 2023 in SVB depository accounts to cover short-term operational payments. While we have not experienced any losses in such accounts, the recent failure of SVB caused us to utilize our accounts at other financial institutions in order to mitigate potential operational risks stemming from the temporary inability to access funds in our SVB operating accounts. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10(b)5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2023.

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

3.3

Certificate of Amendment to the Certificate of Incorporation of Repligen Corporation, effective as of May 19, 2023 (filed as Exhibit 3.1 to Repligen Corporation's Current Report on Form 8-K filed on May 22, 2023 and incorporated herein by reference).

3.4	Third Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on January 28, 2021 and incorporated herein by reference).

31.1 +	Rule 13a-14(a)/15d-14(a) Certification.

31.2 +	Rule 13a-14(a)/15d-14(a) Certification.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

+ Filed herewith.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: August 2, 2023	By:	/S/ TONY J. HUNT
Tony J. Hunt
President and Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: August 2, 2023	By:	/S/ JON SNODGRES
Jon Snodgres
Chief Financial Officer
(Principal financial officer)
Repligen Corporation