Form 10-Q
period 2023-09-30
REPLIGEN CORP
filed 2023-10-31
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock on October 27, 2023 was 55,832,013.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$630,779	$523,458
Marketable securities held to maturity	—	100,299
Accounts receivable, net of reserves of $1,803 and $1,365 at September 30, 2023 and December 31, 2022, respectively	106,158	116,247
Inventories, net	211,372	238,277
Prepaid expenses and other current assets	30,147	19,837
Total current assets	978,456	998,118
Noncurrent assets:
Property, plant and equipment, net	201,618	190,673
Intangible assets, net	343,729	353,676
Goodwill	869,252	855,513
Deferred tax assets	1,546	840
Operating lease right of use assets	118,084	125,023
Other noncurrent assets	1,444	815
Total noncurrent assets	1,535,673	1,526,540
Total assets	$2,514,129	$2,524,658
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,961	$27,554
Operating lease liability	3,315	6,957
Current contingent consideration	12,589	13,950
Accrued liabilities	42,543	71,120
Convertible Senior Notes, net	285,956	284,615
Total current liabilities	363,364	404,196
Noncurrent liabilities:
Deferred tax liabilities	14,036	23,000
Noncurrent operating lease liability	130,615	131,389
Noncurrent contingent consideration	13,759	51,559
Other noncurrent liabilities	3,798	3,814
Total noncurrent liabilities	162,208	209,762
Total liabilities	525,572	613,958
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 55,774,706 shares at September 30, 2023 and 55,557,698 shares at December 31, 2022 issued and outstanding	558	556
Additional paid-in capital	1,567,233	1,547,266
Accumulated other comprehensive loss	(43,571)	(34,394)
Accumulated earnings	464,337	397,272
Total stockholders’ equity	1,988,557	1,910,700
Total liabilities and stockholders’ equity	$2,514,129	$2,524,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

Condensed CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Products	$141,156	$200,708	$482,910	$614,668
Royalty and other revenue	36	33	111	106
Total revenue	141,192	200,741	483,021	614,774
Costs and operating expenses:
Cost of product revenue	104,634	86,514	265,786	255,130
Research and development	10,577	10,228	32,437	32,823
Selling, general and administrative	55,465	53,643	160,601	162,592
Contingent consideration	(34,292)	(2,309)	(31,266)	(11,604)
Total costs and operating expenses	136,384	148,076	427,558	438,941
Income from operations	4,808	52,665	55,463	175,833
Other income (expenses):
Investment income	6,662	2,177	18,112	2,962
Interest expense	(269)	(329)	(813)	(892)
Amortization of debt issuance costs	(459)	(455)	(1,373)	(1,360)
Other income (expenses)	895	(6,591)	1,500	(10,389)
Other income (expenses), net	6,829	(5,198)	17,426	(9,679)
Income before income taxes	11,637	47,467	72,889	166,154
Income tax (benefit) provision	(6,535)	7,062	5,824	28,924
Net income	$18,172	$40,405	$67,065	$137,230
Earnings per share:
Basic	$0.33	$0.73	$1.20	$2.48
Diluted (Note 12)	$0.32	$0.71	$1.18	$2.39
Weighted average common shares outstanding:
Basic	55,766	55,498	55,688	55,432
Diluted (Note 12)	56,940	57,304	56,933	57,598

Net income	$18,172	$40,405	$67,065	$137,230
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,382)	(18,170)	(9,177)	(38,375)
Comprehensive income	$11,790	$22,235	$57,888	$98,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands, except share data)

	Three Months Ended September 30, 2023
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2023	55,744,896	$557	$1,561,393	$(37,189)	$446,165	$1,970,926
Net income	—	—	—	—	18,172	18,172
Issuance of common stock for debt conversion	2	—	(10)	—	—	(10)
Exercise of stock options and vesting of stock units	36,195	1	293	—	—	294
Tax withholding on vesting of restricted stock units	(6,387)	(0)	(1,038)	—	—	(1,038)
Issuance of common stock pursuant to the acquisition of FlexBiosys, Inc.	—	—	222	—	—	222
Stock-based compensation expense	—	—	6,373	—	—	6,373
Translation adjustment	—	—	—	(6,382)	—	(6,382)
Balance at September 30, 2023	55,774,706	$558	$1,567,233	$(43,571)	$464,337	$1,988,557

	Three Months Ended September 30, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2022	55,465,918	$555	$1,533,762	$(37,091)	$308,138	$1,805,364
Net income	—	—	—	—	40,405	40,405
Issuance of common stock for debt conversion	3	(0)	(0)			(0)
Exercise of stock options and vesting of stock units	59,112	0	2,321	—	—	2,321
Tax withholding on vesting of restricted stock units	(5,387)	(0)	(1,070)			(1,070)
Stock-based compensation expense	—	—	6,154	—	—	6,154
Translation adjustment	—	—	—	(18,170)	—	(18,170)
Other	—	—	105	—	—	105
Balance at September 30, 2022	55,519,646	$555	$1,541,272	$(55,261)	$348,543	$1,835,109

	Nine Months Ended September 30, 2023
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2022	55,557,698	$556	$1,547,266	$(34,394)	$397,272	$1,910,700
Net income	—	—	—	—	67,065	67,065
Issuance of common stock for debt conversion	8	0	(13)	—	—	(13)
Exercise of stock options and vesting of stock units	212,589	3	353	—	—	356
Tax withholding on vesting of restricted stock units	(69,625)	(1)	(12,177)	—	—	(12,178)
Issuance of common stock pursuant to the acquisition of FlexBiosys, Inc.	31,415	0	5,465	—	—	5,465
Issuance of common stock pursuant to the Avitide, Inc. contingent consideration earnout payment	42,621	0	7,229	—	—	7,229
Stock-based compensation expense	—	—	19,110	—	—	19,110
Translation adjustment	—	—	—	(9,177)	—	(9,177)
Balance at September 30, 2023	55,774,706	$558	$1,567,233	$(43,571)	$464,337	$1,988,557

	Nine Months Ended September 30, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2021	55,321,457	$553	$1,572,340	$(16,886)	$194,060	$1,750,067
Impact of the adoption of ASU 2020-06	—	—	(39,070)	—	17,253	(21,817)
Net income	—	—	—	—	137,230	137,230
Issuance of common stock for debt conversion	15	0	(5)	—	—	(5)
Exercise of stock options and vesting of stock units	281,839	3	2,781	—	—	2,784
Tax withholding on vesting of restricted stock units	(83,665)	(1)	(15,828)	—	—	(15,829)
Stock-based compensation expense	—	—	21,054	—	—	21,054
Translation adjustment	—	—	—	(38,375)	—	(38,375)
Balance at September 30, 2022	55,519,646	$555	$1,541,272	$(55,261)	$348,543	$1,835,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$67,065	$137,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,942	36,605
Amortization of debt issuance costs	1,373	1,360
Stock-based compensation	19,110	21,054
Deferred income taxes, net	(9,756)	1,722
Contingent consideration	(31,266)	(11,604)
Non-cash interest income	(2,023)	—
Other	861	210
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	8,315	(8,609)
Inventories	25,979	(64,308)
Prepaid expenses and other assets	(10,733)	168
Operating lease right of use assets	10,203	(22,033)
Other assets	(707)	(298)
Accounts payable	(8,619)	(10,124)
Accrued expenses	(28,294)	3,043
Operating lease liabilities	(7,676)	26,157
Long-term liabilities	79	(372)
Total cash provided by operating activities	84,853	110,201
Cash flows from investing activities:
Acquisitions, net of cash acquired	(27,843)	—
Proceeds from maturity of marketable securities held to maturity	102,323	—
Additions to capitalized software costs	(2,736)	(2,568)
Purchases of property, plant and equipment	(25,135)	(64,390)
Purchase of intellectual property	—	(45,000)
Other investing activities	21	30
Total cash provided by (used in) investing activities	46,630	(111,928)
Cash flows from financing activities:
Proceeds from exercise of stock options	356	2,784
Payment of tax withholding obligation on vesting of restricted stock	(12,178)	(15,829)
Repayment of Convertible Senior Notes	(33)	(18)
Payment of earnout consideration	(7,298)	—
Proceeds from issuance of common stock, net	(13)	—
Total cash used in financing activities	(19,166)	(13,063)
Effect of exchange rate changes on cash and cash equivalents	(4,996)	(15,661)
Net increase (decrease) in cash and cash equivalents	107,321	(30,451)
Cash, cash equivalents and restricted cash, beginning of period	523,458	603,814
Cash and cash equivalents, end of period	$630,779	$573,363
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$1,129	$25,705
Fair value of 31,415 shares of common stock issued for the acquisition of FlexBiosys, Inc.	$5,465	$—
Fair value of 42,621 shares of common stock issued for the Avitide, Inc. contingent consideration earnout	$7,229	$—

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The business and economic uncertainty resulting from government-mandated actions in response to the COVID-19 pandemic, including all subsequent variants of the SARS-CoV-2 coronavirus ("COVID-19"), global geopolitical conflicts, supply chain challenges, cost pressure and the overall effects of the current high inflation environment on customers' purchasing patterns has made such estimates more difficult to calculate. Accordingly, actual results could differ from those estimates.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company made no material changes in the application of its significant accounting policies that were disclosed in its Form 10-K. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments necessary for a fair presentation of its financial position as of September 30, 2023, its results of operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the three and nine months ended September 30, 2023 and 2022. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

Recent Accounting Standards Updates

We consider the applicability and impact of all Accounting Standards Updates ("ASU" or "ASUs") on the Company’s condensed consolidated financial statements. As of September 30, 2023, there were no accounting standards or ASUs recently issued or effective during the fiscal year that would have a material effect on the Company's condensed consolidated financial statements or disclosures.

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

Cash, Cash Equivalents and Marketable Securities Held to Maturity

The following table summarizes the Company's cash, cash equivalents and marketable securities held to maturity as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	As of September 30, 2023
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and money market funds	$630,779	$—	$—	$630,779
Total cash and cash equivalents	$630,779	$—	$—	$630,779

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and money market funds	$523,458	$—	$—	$523,458
Total cash and cash equivalents	523,458	—	—	523,458
Marketable securities held to maturity:
U.S. treasury bills – short-term	100,299	24	—	100,323
Total cash, cash equivalents and marketable securities	$623,757	$24	$—	$623,781

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$389,473	$—	$—	$389,473
Liabilities:
Short-term contingent consideration	$—	$—	$12,589	$12,589
Long-term contingent consideration	$—	$—	$13,759	$13,759

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$343,929	$—	$—	$343,929
Liabilities:
Short-term contingent consideration	$—	$—	$13,950	$13,950
Long-term contingent consideration	$—	$—	$51,559	$51,559

Contingent Consideration – Earnouts

As of September 30, 2023, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay in connection with the completed acquisitions of Avitide, Inc. ("Avitide") in September 2021 and FlexBiosys, Inc. ("FlexBiosys") in April 2023, was $125.0 million over a three-year earnout period and $42.0 million over a two-year earnout period, respectively. Refer to Note 4, "Acquisitions" included in Part II, Item 8, “Financial Statements and Supplementary Data” to our Form 10-K and Note 3, "Acquisition of FlexBiosys, Inc.," to this report for additional information on the contingent consideration earnouts.

During 2023, expected results and a change in market inputs used to calculate the discount rate, resulted in a decrease in amounts reported as of September 30, 2023. A reconciliation of the change in the fair value of contingent consideration – earnouts is included in the following table (amounts in thousands):

Balance at December 31, 2022	$65,509
Acquisition date fair value of contingent consideration earnout	6,632
Payment of contingent consideration earnout	(14,527)
Decrease in fair value of contingent consideration earnouts	(31,266)
Balance at September 30, 2023	$26,348

The recurring Level 3 fair value measurement of our contingent consideration earnout that we expect to be required to settle our 2023, 2024 and 2025 contingent consideration obligations for Avitide and FlexBiosys include the following significant unobservable inputs (amounts in thousands, except percent data):

Contingent Consideration Earnout	Fair Value as of September 30, 2023	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
			Probability of
			Success	100%	100%
Commercialization-based payments	$19,383	Monte Carlo Simulation	Earnout Discount Rate	7.1%	7.1%

			Volatility	13.1%-24.6%	21.7%

Revenue and Volume- based payments	$1,460	Monte Carlo Simulation	Revenue & Volume Discount Rate	5.1%-9.3%	8.2%
			Earnout Discount Rate	6.1%-7.1%	6.5%
			Probability of Success	100%	100%
Manufacturing line expansions	$5,505	Probability-weighted present value	Earnout Discount Rate	6.1%-6.4%	6.3%

(1)
Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Fair Value Measured on a Nonrecurring Basis

During the three and nine months ended September 30, 2023, there were no re-measurements to the fair value of financial assets and liabilities that are measured at fair value on a nonrecurring basis.

3.
Acquisition of FlexBiosys, Inc.

On April 17, 2023, the Company completed its acquisition of all of the outstanding equity interests in FlexBiosys, pursuant to an Equity Purchase Agreement ("EPA") with FlexBiosys, TSAP Holdings Inc. ("NJ Seller"), Gayle Tarry and Stanley Tarry, as individuals (collectively with NJ Seller, the "Sellers"), and Stanley Tarry, in his capacity as the representative of the Sellers (the "FlexBiosys Acquisition").

FlexBiosys, which is headquartered in Branchburg, New Jersey, offers expert design and custom manufacturing of single-use bioprocessing products and a comprehensive range of products that include bioprocessing bags, bottles, and tubing assemblies. These products will complement and expand our fluid management portfolio of offerings.

Consideration transferred

The FlexBiosys Acquisition was accounted for as a purchase of a business under ASC 805, "Business Combinations," and the Company engaged a third-party valuation firm to assist with the valuation of FlexBiosys. Under the terms of the EPA, all outstanding equity interests of FlexBiosys were acquired for consideration with a value totaling $41.0 million. The FlexBiosys Acquisition was funded through payment of $29.0 million in cash, which includes $6.3 million deposited in escrow for future payments, the issuance of 31,415 unregistered shares of the Company's common stock totaling $5.4 million and contingent consideration with fair value of approximately $6.6 million.

Under the acquisition method of accounting, the assets acquired and liabilities assumed of FlexBiosys were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net assets acquired is estimated to be $14.1 million, the fair value of the intangible assets acquired is estimated to be $12.6 million and the residual goodwill is estimated to be $14.3 million. The estimated consideration and preliminary purchase price information has been prepared using a preliminary valuation. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company has incurred $0.9 million of transaction and integration costs associated with the FlexBiosys Acquisition from the date of acquisition to September 30, 2023 with $0.5 million of the transaction and integration costs incurred during the three months ended September 30, 2023. The transaction costs are included in operating expenses in the consolidated statements of comprehensive income for the three and nine months ended September 30, 2023.

Fair Value of Net Assets Acquired

The preliminary allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. As of September 30, 2023, the purchase accounting for this acquisition had not been finalized. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. Besides tax implications of the purchase price allocation, the final allocation may result in changes to other assets and liabilities.

The components and estimated allocation of the purchase price consist of the following (amounts in thousands):

Cash and cash equivalents	$1,090
Accounts receivable	683
Inventory	667
Prepaid expenses and other current assets	35
Property and equipment	12,034
Operating lease right of use asset	3,537
Customer relationships	2,530
Developed technology	9,860
Trademark and tradename	30
Non-competition agreements	220
Goodwill	14,321
Other long-term assets	10
Accounts payable	(136)
Accrued liabilities	(314)
Operating lease liability	(39)
Operating lease liability, long-term	(3,498)
Fair value of net assets acquired	$41,030

During the third quarter of 2023, the Company recorded an immaterial net working capital adjustment related to the FlexBiosys Acquisition, which is included in goodwill in the table above.

Acquired Goodwill

The goodwill of $14.3 million represents future economic benefits expected to arise from anticipated synergies from the integration of FlexBiosys into the Company. These synergies include operating efficiencies and strategic benefits projected to be achieved as a result of the FlexBiosys Acquisition. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

Intangible Assets

The following table sets forth the components of the identified intangible assets associated with the FlexBiosys Acquisition and their estimated useful lives:

	Useful life	Fair Value
		(Amounts in thousands)

Customer relationships	12 years	$2,530
Developed technology	16 years	9,860
Trademark and tradename	4 years	30
Non-competition agreements	5 years	220
		$12,640

4.
Restructuring Plan

As previously disclosed, in July 2023 the Board of Directors authorized the Company's management team to undertake restructuring activities to simplify and streamline our organization and strengthen the overall effectiveness of our operations (the

"Restructuring Plan"). In addition to the initial streamlining and re-balancing efforts contemplated in July, the Company is undertaking further restructuring activities (collectively, the "Restructuring Plan") which include consolidating a portion of our manufacturing operations between certain U.S. locations, discontinuing the sale of certain product SKUs, and evaluating raw materials and components secured during the 2020-2022 COVID-19 pandemic period (the "COVID-19 Period") to meet increasing demand during a challenging supply chain environment in the industry. These activities are expected to be substantially completed by the end of 2023.

The Company recorded pre-tax costs of $24.0 million for the three and nine months ended September 30, 2023, related to the Restructuring Plan and for the full year of 2023 the Company expects to record charges of approximately $26 million, with the remaining costs in the fourth quarter related to remaining severance and employee-related costs. Approximately $21 million will be non-cash, relating primarily to an inventory write-off to adjust inventory to net realizable value and accelerated depreciation on equipment related to the shutdown of manufacturing facilities and production lines, the remaining costs will be cash expenses, primarily related to severance and employee-related costs.

The Company recorded pre-tax costs of $24.0 million for the three and nine months ended September 30, 2023 related to the Restructuring Plan and for the full year of 2023 the Company expects to record charges of approximately $26 million.

The following table summarizes the charges related to restructuring activities by type of cost:

	Three and Nine Months Ended September 30, 2023
	Severance & Employee-Related Costs	Inventory Write-Off	Accelerated Depreciation	Facility and Other Exit Costs	Total
	(Amounts in thousands)
Cost of product revenue	$1,654	$17,185	$3,788	$84	$22,711
Research and development	34	—	1	—	35
Selling, general and administrative	1,142	—	27	97	1,266
	$2,830	$17,185	$3,816	$181	$24,012

Severance and employee-related costs under the Restructuring Plan are associated with actual headcount reductions. Costs incurred include cash severance and non-cash severance, including other termination benefits. Severance and other termination benefit packages are based on established benefit arrangements or local statutory requirements and we recognized the contractual component of these benefits when payment was probable and could be reasonably estimated.

The inventory write-off includes the impact of the Company discontinuing the sale of certain product SKUs and the impact of having proactively secured materials during the COVID-19 Period to meet accelerated demand during a challenging supply chain environment in the industry. Where demand has reduced, finished goods and raw materials, whose value exceeded the projected requirements to be used before reaching their expiration date, were written down to their realizable value. The Restructuring Plan also includes the closing of manufacturing facilities and production lines, which included inventory that could not be repurposed.

Non-cash charges for accelerated depreciation were recognized on long-lived assets that were taken out of service before the end of their normal service due to the shutdown of manufacturing facilities and production lines, in which case depreciation estimates were revised to reflect the use of the assets over their shortened useful life.

The restructuring accrual is included in accrued liabilities in the condensed consolidated balance sheet as of September 30, 2023 and the balance is expected to be paid by the end of 2023. Activity related to the Restructuring Plan for the nine months ended September 30, 2023 was as follows (amounts in thousands):

	Restructuring Costs	Amounts Paid in the Nine Months Ended September 30, 2023	Non-Cash Restructuring Items	Restructuring Liability

Severance & employee-related costs	$2,830	$(2,478)	$(214)	$138
Inventory write-off	17,185	—	$(17,185)	—
Accelerated depreciation	3,816	—	$(3,816)	—
Facility exit and other exit costs	181	(171)	$(10)	—
Total	$24,012	$(2,649)	$(21,225)	$138

5.
Revenue Recognition

Disaggregation of Revenue

Revenues for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Amounts in thousands)
Product revenue	$141,156	$200,708	$482,910	$614,668
Royalty and other income	36	33	111	106
Total revenue	$141,192	$200,741	$483,021	$614,774

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

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of September 30, 2023 (amounts in thousands):

	September 30,	December 31,
	2023	2022
Balances from contracts with customers only:
Accounts receivable	$106,158	$116,247
Deferred revenue (included in accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheets)	$11,447	$19,631
Revenue recognized during periods presented relating to:
The beginning deferred revenue balance	$16,999	$13,390

The timing of revenue recognition, billings and cash collections results in the accounts receivable and deferred revenue balances on the Company’s condensed consolidated balance sheets.

6.
Goodwill and Intangible Assets

Goodwill

The following table represents the change in the carrying value of goodwill for the nine months ended September 30, 2023 (amounts in thousands):

Balance at December 31, 2022	$855,513
Acquisition of FlexBiosys, Inc.	14,355
Measurement period adjustment – FlexBiosys	(34)
Cumulative translation adjustment	(582)
Balance at September 30, 2023	$869,252

During each of the fourth quarters of 2022, 2021 and 2020, the company completed its annual assessments and concluded that goodwill was not impaired in any of those years. The Company has not identified any "triggering" events which indicate an impairment of goodwill in the three and nine months ended September 30, 2023.

Intangible Assets

Indefinite-lived intangible assets are reviewed for impairment at least annually. There has been no impairment of the Company’s intangible assets for the periods presented.

Intangible assets, net, consisted of the following at September 30, 2023:

	September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology – developed	$200,188	$(40,093)	$160,095	16
Patents	240	(240)	—	8
Customer relationships	255,113	(78,929)	176,184	15
Trademarks	7,709	(1,653)	6,056	19
Other intangibles	3,026	(2,332)	694	4
Total finite-lived intangible assets	466,276	(123,247)	343,029	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$466,976	$(123,247)	$343,729

Intangible assets, net, consisted of the following at December 31, 2022:

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology – developed	$190,463	$(30,992)	$159,471	16
Patents	240	(240)	—	8
Customer relationships	252,934	(66,559)	186,375	15
Trademarks	7,682	(1,319)	6,363	19
Other intangibles	2,811	(2,044)	767	4
Total finite-lived intangible assets	454,130	(101,154)	352,976	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$454,830	$(101,154)	$353,676

Amortization expense for finite-lived intangible assets was $7.5 million and $6.6 million for each of the three months ended September 30, 2023 and 2022, respectively, and $22.4 million and $19.8 million for each of the nine months ended September 30,

2023 and 2022, respectively. As of September 30, 2023, the Company expects to record the following amortization expense in future periods (amounts in thousands):

Estimated
Amortization
For the Years Ended December 31,	Expense
2023 (remaining three months)	$7,504
2024	29,558
2025	29,220
2026	29,192
2027	29,159
2028 and thereafter	218,396
Total	$343,029

7.
Consolidated Balance Sheet Detail

Inventories, net

Inventories, net consists of the following:

	September 30,	December 31,
	2023	2022
	(Amounts in thousands)
Raw materials	$128,894	$149,438
Work-in-process	5,630	6,183
Finished products	76,848	82,656
Total inventories, net	$211,372	$238,277

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2023	2022
	(Amounts in thousands)
Land	$950	$1,003
Buildings	1,637	1,599
Leasehold improvements	124,925	115,672
Equipment	111,625	94,613
Furniture, fixtures and office equipment	8,786	8,307
Computer hardware and software	35,359	29,813
Construction in progress	37,679	31,553
Other	410	420
Total property, plant and equipment	321,371	282,980
Less – Accumulated depreciation	(119,753)	(92,307)
Total property, plant and equipment, net	$201,618	$190,673

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2023	2022
	(Amounts in thousands)
Employee compensation	$13,727	$33,522
Deferred revenue	10,879	19,283
Income taxes payable	2,446	2,459
Other	15,491	15,856
Total accrued liabilities	$42,543	$71,120

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

During the third quarter of 2023, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2019 Notes are convertible at the option of the holders of the 2019 Notes during the fourth quarter of 2023, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the 2019 Notes. These conditions have been met each quarter since the third quarter of 2020. As a result, $0.1 million aggregate principal amount of the 2019 Notes have been requested for conversion by the note holders since the issuance of the 2019 Notes and all conversions have settled as of September 30, 2023. The conversions resulted in the issuance of a nominal number of shares of the Company’s common stock to the note holders. Because the 2019 Notes mature within one year of the report date, the Company classifies the carrying value of the 2019 Notes as current liabilities on the Company’s condensed consolidated balance sheets at September 30, 2023.

The net carrying value of the liability component of the 2019 Notes is as follows:

	September 30, 2023	December 31, 2022
	(Amounts in thousands)
0.375% Convertible Senior Notes due 2024:
Principal amount	$287,437	$287,470
Unamortized debt issuance costs	(1,481)	(2,855)
Net carrying amount	$285,956	$284,615

The following table sets forth total interest expense recognized related to the 2019 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Amounts in thousands)
Contractual interest expense	$269	$270	$808	$809
Amortization of debt issuance costs	459	455	1,373	1,360
Total	$728	$725	$2,181	$2,169
Effective interest rate of the liability component	1.0%	1.0%	1.0%	1.0%

At September 30, 2023 and December 31, 2022, the carrying value of the 2019 Notes was $286.0 million and $284.6 million, respectively, net of unamortized discount, and the fair value of the 2019 Notes was $405.3 million and $452.0 million, respectively. The fair value of the 2019 Notes was determined based on the most recent trade activity of the 2019 Notes at September 30, 2023 and December 31, 2022.

9.
Stockholders’ Equity

Stock Option and Incentive Plans

Under the Company’s current 2018 Stock Option and Incentive Plan (the “2018 Plan”), the number of shares of the Company’s common stock that were reserved and available for issuance is 2,778,000, plus the number of shares of common stock that were available for issuance under the Company’s previous equity plans. The shares of common stock underlying any awards under the 2018 Plan and previous equity plans (together, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At September 30, 2023, 1,704,118 shares were available for future grants under the 2018 Plan.

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

Stock-Based Compensation

The following table presents stock-based compensation expense in the Company’s condensed consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Amounts in thousands)
Cost of product revenue	$393	$610	$1,506	$1,847
Research and development	700	534	2,095	1,955
Selling, general and administrative	5,280	5,010	15,509	17,252
Total stock-based compensation	$6,373	$6,154	$19,110	$21,054

Stock Options

Information regarding option activity for the nine months ended September 30, 2023 under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2022	609,965	$71.74
Granted	66,069	$173.08
Exercised	(22,872)	$15.52
Forfeited/expired/cancelled	(2,000)	$199.71
Options outstanding at September 30, 2023	651,162	$83.60
Options exercisable at September 30, 2023	371,782	$61.46
Vested and expected to vest at September 30, 2023(1)	637,673	$83.18	5.73	$53,173

(1)
Represents the number of vested options as of September 30, 2023 plus the number of unvested options expected to vest as of September 30, 2023 based on the unvested outstanding options at September 30, 2023 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on September 30, 2023, the last business day of the third quarter of 2023, of $159.01 per share and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 30, 2023. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2023 and 2022 was $3.4 million and $9.8 million, respectively.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $85.70 and $76.64, respectively.

Stock Units

The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant. The Company recognizes expense on awards with service-based vesting over the employee’s requisite service period on a straight-line basis. The Company recognizes expense on performance-based awards over the vesting period based on the probability that the performance metrics will be achieved. Information regarding stock unit activity, which includes activity for restricted stock units and performance stock units, for the nine months ended September 30, 2023 under the Plans is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	531,034	$142.57
Awarded	175,475	$174.86
Vested	(173,714)	$118.70
Forfeited/cancelled	(53,920)	$179.53
Unvested at September 30, 2023	478,875	$188.41
Vested and expected to vest at September 30, 2023(1)	411,646	$153.79

(1)
Represents the number of vested stock units as of September 30, 2023 plus the number of unvested stock units expected to vest as of September 30, 2023 based on the unvested outstanding stock units at September 30, 2023 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value of stock units vested during the nine months ended September 30, 2023 and 2022 was $32.3 million and $40.4 million, respectively.

The weighted average grant date fair value of stock units granted during the nine months ended September 30, 2023 and 2022 was $174.86 and $191.55, respectively.

As of September 30, 2023, there was $66.0 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.88 years. The Company expects 2,156,681 unvested options and stock units to vest over the next five years.

10.
Commitments and Contingencies

Collaboration Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements that require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. Research and development expenses associated with license agreements were immaterial amounts for the three and nine months ended September 30, 2023 and 2022.

In June 2018, the Company secured an agreement with Navigo Proteins GmbH (“Navigo”) for the exclusive co-development of multiple affinity ligands for which the Company holds commercialization rights. The Company is manufacturing and supplying the first of these ligands, NGL-Impact®, exclusively to Purolite Life Sciences, an Ecolab Inc. company (“Purolite”), who is pairing the Company’s high-performance ligand with Purolite’s agarose jetting base bead technology used in their Jetted A50 Protein A resin product. The Company also signed a long-term supply agreement with Purolite for NGL-Impact and other potential additional affinity ligands that may advance from the Company’s Navigo collaboration. In September 2020, the Company and Navigo successfully completed co-development of an affinity ligand targeting the SARS-CoV-2 spike protein, to be utilized in the purification of vaccines for the COVID-19 pandemic, including emerging variants of the SARS-CoV-2 coronavirus. The Company has proceeded with scaling up and manufacturing this ligand and the development and validation of the related affinity chromatography resin, which is marketed by the Company. In September 2021, the Company and Navigo successfully completed co-development of a novel affinity ligand that addresses aggregation issues associated with pH sensitive antibodies and Fc-fusion proteins. The Company is manufacturing and supplying this ligand, NGL-Impact® HipH, to Purolite. The Navigo and Purolite agreements are supportive of the Company’s strategy to secure and reinforce the Company’s proteins business. The Company made royalty payments to Navigo of $0.8 million and $0.4 million for the three months ended

September 30, 2023 and 2022, respectively, and payments of $3.1 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively.

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

11.
Income Taxes

For the three and nine months ended September 30, 2023, the Company recorded an income tax benefit of $(6.5) million and an income tax provision of $5.8 million, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2023 was (56.2%) and 8.0%, respectively, compared to 14.9% and 17.4% for the corresponding periods in the prior year.

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

12.
Earnings Per Share

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Amounts in thousands, except per share data)
Numerator:
Net income	$18,172	$40,405	$67,065	$137,230
Effect of dilutive securities:
Charges associated with convertible debt instruments, net of tax	—	—	—	387
Numerator for diluted earnings per share – net income available to common stockholders after the effect of dilutive securities	$18,172	$40,405	$67,065	$137,617

Denominator:
Weighted average shares used in computing net income per share – basic	55,766	55,498	55,688	55,432
Effect of dilutive shares:
Options and stock units	439	673	469	663
Convertible Senior Notes	735	1,131	776	1,501
Dilutive effect of unvested performance stock units	-	2	-	2
Dilutive potential common shares	1,174	1,806	1,245	2,166
Denominator for diluted earnings per share – adjusted weighted average shares used in computing net income per share – diluted	56,940	57,304	56,933	57,598

Earnings per share:
Basic	$0.33	$0.73	$1.20	$2.48
Diluted	$0.32	$0.71	$1.18	$2.39

For the three and nine months ended September 30, 2023, 301,404 shares and 328,179 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted EPS because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive. Comparatively, for the three and nine months ended September 30, 2022, 112,179 shares and 149,187 shares, respectively, were considered anti-dilutive.

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

Prior to the adoption of ASU 2020-06, the Company applied the provisions of ASC 260, “Earnings Per Share,” Subsection 10-45-44, to determine the diluted weighted average shares outstanding as it related to the conversion spread on its convertible notes. Accordingly, the par value of the 2019 Notes was not included in the calculation of diluted income per share, but the dilutive effect of the conversion premium was considered in the calculation of diluted net income per share using the treasury stock method. The dilutive impact of the 2019 Notes was based on the difference between the Company’s current period average stock price and the conversion price of the 2019 Notes, provided there was a premium. Pursuant to this accounting standard, there was no dilution from the accreted principal of the 2019 Notes. For the three and nine months ended September 30, 2023, the dilutive effect of the conversion premium included in the calculation of diluted earnings was 735,150 shares and 776,339 shares, respectively. For the three and nine months ended September 30, 2022, the dilutive effect of the conversion premium included in the calculation of diluted earnings was 1,130,530 shares and 1,500,717 shares, respectively.

13.
Related Party Transactions

Certain facilities leased by our subsidiary, Spectrum LifeSciences LLC ("Spectrum") are owned by the Roy T. Eddleman Living Trust (the "Trust"). As of September 30, 2023, the Trust owned greater than 5% of the Company’s outstanding shares. Therefore, the Company considers the Trust to be a related party. The lease amounts paid to the Trust prior to the public offering were negotiated in connection with the acquisition of Spectrum. The Company incurred rent expense totaling $0.1 million and $0.2 million respectively for each of the three months ended September 30, 2023 and 2022 related to these leases and incurred rent expense of $0.5 million for each of the nine months ended September 30, 2023 and 2022.

14.
Segment Reporting

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. Our Chief Executive Officer ("CEO") has been identified as the CODM.

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one operating segment and one reportable segment. Our CODM evaluates financial information on a consolidated basis. As a result, the required financial segment information can be found in the consolidated condensed financial statements of the Company disclosed herein.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue by customers' geographic locations:
North America	49%	42%	44%	42%
Europe	34%	35%	36%	38%
APAC/Other	17%	23%	20%	20%
Total revenue	100%	100%	100%	100%

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings and credit exposure to any one issue, issuer (with the exception of U.S. Treasury obligations) and type of instrument is limited. At September 30, 2023 and December 31, 2022, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

There was no revenue from customers that represented 10% or more of the Company's total revenue for the three and nine months ended September 30, 2023 and 2022.

No accounts receivable balance from a specific customer represented 10% or more of the Company's total trade accounts receivable at September 30, 2023. Significant accounts receivable balances representing 10% or more of the Company's accounts receivable and royalties at December 31, 2022 came from our accounts receivable balance outstanding with Purolite, an Ecolab Inc. company, which was 12.7% of our total trade accounts receivable balance.

15.
Subsequent Event

Acquisition of Metenova Holding AB

On October 2, 2023, Repligen Sweden AB, a subsidiary of the Company completed its acquisition of all of the outstanding equity interests in Metenova Holding AB ("Metenova"), pursuant to a Share Sale and Purchase Agreement with, inter alia, Metenova for approximately $173 million in cash and the Company's equity. Metenova will further strengthen our fluid management portfolio with its magnetic mixing and drive train technologies that are widely used by global biopharmaceutical companies and contract development and manufacturing organizations.

The Company will account for the acquisition of Metenova as a purchase of business under the acquisition method of accounting and has engaged a third-party valuation firm to assist with the valuation of the business acquired. The estimated purchase price allocation for the acquisition of Metenova will be included in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

We have experienced, and expect to continue to experience, cost inflation, primarily in raw materials, and other supply chain costs, as a result of global macroeconomic trends, including global geopolitical conflicts and labor shortages. Actions taken to mitigate supply chain disruptions and inflation, including price increases and productivity improvements, have generally been successful in offsetting the impact of these trends. In addition, decreasing demand for COVID-19 vaccinations is driving a reduction in future demand of our products related to these vaccines. We expect that these trends will continue to impact our results for the rest of 2023.

2023 Acquisitions

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

Acquisition of Metenova Holding AB

On October 2, 2023, we completed the acquisition of all of the outstanding equity interests in Metenova Holding AB ("Metenova"), pursuant to a Share Sale and Purchase Agreement with, inter alia, Metenova for approximately $173 million in cash and the Company's equity. Metenova will further strengthen our fluid management portfolio with its magnetic mixing and drive train technologies that are widely used by global biopharmaceutical companies and contract development and manufacturing organizations.

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

Revenues

Total revenue for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:
Products	$141,156	$200,708	$(59,552)	(29.7%)	$482,910	$614,668	$(131,758)	(21.4%)
Royalty and other	36	33	3	9.1%	111	106	5	4.7%
Total revenue	$141,192	$200,741	$(59,549)	(29.7%)	$483,021	$614,774	$(131,753)	(21.4%)

Product revenues

Since 2016, we have been increasingly focused on selling our products directly to customers in the pharmaceutical industry and to our contract manufacturers. These direct sales represented approximately 88.4% and 86.2% of our product revenue for each of the three months ended September 30, 2023 and 2022, respectively, and represented 85.6% and 87.5% of our product revenue for each of the nine months ended September 30, 2023 and 2022, respectively. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

Revenues from our filtration franchise include the sales of our XCell ATF® systems and consumables; Spectrum filtration systems, including KrosFlo®; SIUS® filtration products and systems; the fluid management assemblies and components offered by Engineered Molding Technology LLC, Non-Metallic Solutions, Inc., ARTeSYN Biosolutions Ireland Limited ("ARTeSYN"), Bio-Flex Solutions, L.L.C. and FlexBiosys; the hollow fiber membrane technology offered by Polymem S.A., and our ARTeSYN filtration systems. Revenue from our chromatography products includes the sale of our OPUS pre-packed chromatography columns, ELISA test kits and chromatography systems from Spectrum and ARTeSYN. Revenue from proteins products includes the sale of our Protein A ligands and cell culture growth factors, and sales of affinity products, including adeno-associated virus resins offered by Avitide, Inc. ("Avitide"). Revenue from our process analytics products includes the sale of our SoloVPE®, FlowVPE® and FlowVPX® systems, consumables and service. Other revenue primarily consists of sales of our operating room products to hospitals as well as freight revenue.

During the three and nine months ended September 30, 2023, product revenue decreased by $60.0 million, or 29.7%, and $131.8 million, or 21.4%, respectively, as compared to the same periods of 2022. This is mainly due to a decrease in revenue from programs related to COVID-19 as customers continue to repurpose inventory initially purchased for COVID-19 therapeutics and vaccines. This primarily affected our filtration products. Partially offsetting these revenue declines were price increases and strong performances within the Chromatography and Process Analytics franchises during the nine months ended September 30, 2023, as compared to the same period of 2022. Specifically, revenue from sale of chromatography systems and flowpaths as well as slope spectroscopy systems, consumables and service.

Royalty and other revenues

Royalty and other revenues in the three and nine months ended September 30, 2023 and 2022 relate to royalties received from a third-party systems manufacturer associated with our OPUS PD chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partners.

Costs of Product Revenue and Operating Expenses

Total costs and operating expenses for the three and nine months ended September 30, 2023 and 2022 were comprised of the following:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Cost of product revenue	$104,634	$86,514	$18,120	20.9%	$265,786	$255,130	$10,656	4.2%
Research and development	10,577	10,228	349	3.4%	32,437	32,823	(386)	(1.2%)
Selling, general and administrative	55,465	53,643	1,822	3.4%	160,601	162,592	(1,991)	(1.2%)
Contingent Consideration	(34,292)	(2,309)	(31,983)	1385.1%	(31,266)	(11,604)	(19,662)	169.4%
Total costs and operating expenses	$136,384	$148,076	$(11,692)	(7.9%)	$427,558	$438,941	$(11,383)	(2.6%)

Cost of product revenue

Cost of product revenue increased 20.9% and 4.2% in the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022. The increase is primarily due to restructuring charges, including a $17.2 million inventory write-off to adjust inventory to net realizable value, a $3.8 million charge for accelerated depreciation on equipment related to manufacturing facilities to be closed and $1.7 million in severance and other charges during the third quarter of 2023 as a result of our restructuring activities, which commenced in July 2023. See Note 4, "Restructuring Plan" of this report for more information on the Restructuring Plan. Our restructuring activities include the closing of manufacturing facilities, discontinuing the sale of certain product SKUs, and evaluating raw materials and components secured during the 2020-2022 COVID-19 pandemic period (the "COVID-19 Period') to meet increasing demand during a challenging supply chain environment in the industry. Where demand has reduced, finished goods and raw materials, whose value exceeded the projected requirements to be used before reaching their expiration date, were written down to their net realizable value. The inventory write-off includes reserved values which may be recoverable in future periods, if salvageable. In addition, there was an increase due to cost inflation, primarily in raw materials as well as freight charges due to fuel costs and carrier market conditions during the three and nine months ended September 30, 2023, compared to the same periods of 2022. Also, our occupancy costs and depreciation expense increased during the three and nine months ended September 30, 2023, as compared to the same periods of 2022, due to expanded facilities and manufacturing equipment being placed into service throughout 2022 and 2023. These increases were partially offset by a decrease in costs associated with lower revenue as well as a decrease in employee-related costs not related to the restructuring activities in the three and nine months ended September 30, 2023, as compared to the same periods of 2022.

Gross margin was 25.9% and 56.9% in the three months ended September 30, 2023 and 2022, respectively and gross margin was 45.0% and 58.5% in the nine months ended September 30, 2023 and 2022, respectively. The reduction in gross margin in the three and nine months ended September 30, 2023, as compared to the same periods of 2022, is primarily due to restructuring activities as noted above during the third quarter of 2023 to simplify and streamline our organization and strengthen the overall effectiveness of our operations. In addition, lower margins were a result of lower overall sales and production volumes, and a change in product mix, where we saw a significant decline in revenue associated with higher-margin consumable products due to the decrease in COVID-19 vaccine demand. We also experienced an increase in manufacturing costs from an increase in occupancy costs due to added capacity, an increase in depreciation expense, and an increase in freight charges from cost inflation.

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

R&D expenses increased $0.3 million during the three months ended September 30, 2023 and decreased $0.4 million for the nine months ended September 30, 2023, compared to the same periods of 2022. For the three month period, the increase in employee-related costs during the period from an increase in headcount since the end of the third quarter of 2022 as well as an increase in depreciation expense and spending on new product development more than offset a decrease in occupancy costs for facilities where R&D work is performed. For the nine month period, the decrease in occupancy costs for facilities where R&D work is performed more than offset the increase in employee-related costs, an increase in depreciation expense and spending on new product development.

R&D expense also includes payments made to expand our proteins product offering through our agreement with Navigo Proteins GmbH (“Navigo”). Such expenses were $0.8 million and $3.1 million, respectively, for the three and nine months ended September 30, 2023, as compared to $0.3 million and $1.4 million, respectively, for the same periods in 2022, in the form of milestone payments to Navigo.

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

SG&A costs increased by $1.8 million, or 3.4% during the three months ended September 30, 2023 and decreased $2.0 million, or 1.2%, during the nine months ended September 30, 2023, as compared to the same periods of 2022. Both the three and nine month periods include an increase in SG&A costs related to the operations of FlexBiosys, which have been included in our results of operations since the acquisition date in April 2023 and $1.3 million in one-time costs incurred from restructuring activities during the third quarter, for which there were no comparable costs in the same periods of 2022. For the three-month period, there was also an increase in professional fees related to the FlexBiosys Acquisition, compared to the same period last year. Partially offsetting these increases was a decrease in employee-related costs during the three months ended September 30, 2023, as compared to the same period of 2022. For the nine-month period, the increases in SG&A costs related to FlexBiosys operations and restructuring were more than offset by a decrease in in the amount of commissions paid out resulting from lower revenue and a decrease in employee-related costs.

Contingent consideration

Contingent consideration benefit represents the change in fair value of the contingent consideration obligation included in current and noncurrent contingent consideration on the consolidated balance sheets as of the end of each period. Remeasurement of the contingent consideration obligation is done each quarter and the carrying value of the obligation is adjusted to the current fair value through our condensed consolidated statements of comprehensive income. Expected results and a change in market inputs used to calculate the discount rate, resulted in a change to the benefit reported for the three months ended September 30, 2023 and 2022 of ($34.3) million and ($2.3) million, respectively, and ($31.3) million and ($11.6) million for the nine months ended September 30, 2023 and 2022, respectively.

Other Income (Expenses), net

The table below provides detail regarding our other expenses, net:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Investment income	$6,662	$2,177	$4,485	206.0%	$18,112	$2,962	$15,150	511.5%
Interest expense	(269)	(329)	60	(18.2%)	(813)	(892)	79	(8.9%)
Amortization of debt issuance costs	(459)	(455)	(4)	0.9%	(1,373)	(1,360)	(13)	1.0%
Other income (expenses)	895	(6,591)	7,486	(113.6%)	1,500	(10,389)	11,889	(114.4%)
Total other income (expenses), net	$6,829	$(5,198)	$12,027	(231.4%)	$17,426	$(9,679)	$27,105	(280.0%)

Investment income

Investment income includes income earned on invested cash balances. Our investment income increased by $4.5 million and $15.2 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022 due to an increase in interest rates on average invested cash balances since September 30, 2022, as well as interest earned on U.S. treasury bills purchased at the end of 2022. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Interest expense

Interest expense in the three and nine months ended September 30, 2023 and 2022 is primarily from our 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”), which were issued in July 2019. Interest expense for the three and nine months ended September 30, 2023 includes the contractual coupon interest on the 2019 Notes.

Amortization of debt issuance costs

Transaction costs related to the issuance of the 2019 Notes and attributable to the liability component of the 2019 Notes are included in amortization of debt issuance costs on the condensed consolidated statements of comprehensive income.

Other expenses

The change in other expenses during the three and nine months ended September 30, 2023, compared to the same periods of 2022, is primarily attributable to realized foreign currency gains and losses related to transactions with customers and vendors.

Income Tax (Benefit) Provision

Income tax (benefit) provision for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax (benefit) provision	$(6,535)	$7,062	$(13,597)	(192.5%)	$5,824	$28,924	$(23,100)	(79.9%)
Effective tax rate	(56.2%)	14.9%			8.0%	17.4%

For the three and nine months ended September 30, 2023, we recorded an income tax benefit of $(6.5) million and an income tax provision of $5.8 million, respectively. The effective tax rate was (56.2%) and 8.0% for the three and nine months ended September 30, 2023, respectively, and is based upon the estimated income for the year ending December 31, 2023 and the composition of income in different jurisdictions. The difference in effective tax rates between the periods was primarily due to lower income before taxes and increased benefits from business tax credits, nontaxable contingent consideration and a deductible foreign exchange loss on certain long-term intercompany debt, partially offset by lower foreign-derived intangible income and nondeductible executive compensation. Our effective tax rate for the three and nine months ended September 30, 2023 was lower than the U.S. statutory rate of 21% primarily due to business tax credits, foreign-derived intangible income, windfall tax benefits on stock option exercise and the vesting of stock units, nontaxable contingent consideration and a deductible foreign exchange loss on certain long-term intercompany debt.

For the three and nine months ended September 30, 2022, we recorded an income tax provision of $7.1 million and $28.9 million, respectively. The effective tax rate was 14.9% and 17.4% for the three and nine months ended September 30, 2022, respectively, and is based upon the estimated income for the year ending December 31, 2022 and the composition of income in different jurisdictions. Our effective tax rate for the three and nine months ended September 30, 2022 was lower than the U.S. statutory rate of 21% primarily due to business tax credits, foreign-derived intangible income and windfall tax benefits on stock option exercise and the vesting of stock units.

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

We include this financial information because we believe these measures provide a more accurate comparison of our financial results between periods and more accurately reflect how management reviews its financial results and measures the performance of our ongoing operations for the periods in which such charges are incurred.

Non-GAAP Adjusted Income from Operations

Non-GAAP adjusted income from operations is measured by taking income from operations as reported in accordance with GAAP and excluding acquisition and integration costs, restructuring costs, contingent consideration fair value adjustments and intangible amortization booked through our condensed consolidated statements of comprehensive income. The following is a reconciliation of income from operations in accordance with GAAP to non-GAAP adjusted income from operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Amounts in thousands)
GAAP income from operations	$4,808	$52,665	$55,463	$175,833
Non-GAAP adjustments to income from operations:
Acquisition and integration costs	3,147	1,251	4,927	7,142
Restructuring costs(1)	24,012	—	24,012	—
Contingent consideration	(34,292)	(2,309)	(31,266)	(11,604)
Intangible amortization	7,492	6,547	22,330	19,712
Non-GAAP adjusted income from operations	$5,167	$58,154	$75,466	$191,083

Non-GAAP Adjusted Net Income and Adjusted Earnings Per Share

Non-GAAP adjusted net income and adjusted earnings per share is measured by taking net income as reported in accordance with GAAP and excluding acquisition and integration costs, restructuring costs, contingent consideration fair value adjustments, intangible amortization, amortization of debt issuance costs and the tax effects of these items. The following are reconciliations of net income and fully diluted earnings per share in accordance with GAAP to non-GAAP adjusted net income and adjusted fully diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023		2022
		Fully Diluted		Fully Diluted
		Earnings per		Earnings per
	Amount	Share*	Amount	Share*
	(Amounts in thousands, except per share data)
GAAP net income	$18,172	$0.32	$40,405	$0.71
Non-GAAP adjustments to net income:
Acquisition and integration costs	3,147	0.06	1,512	0.03
Restructuring costs(1)	24,012	0.42	—	—
Contingent consideration	(34,292)	(0.60)	(2,309)	(0.04)
Intangible amortization	7,492	0.13	6,547	0.11
Amortization of debt issuance costs	459	0.01	455	0.01
Tax effect of non-GAAP charges	(5,837)	(0.10)	(2,241)	(0.04)
Non-GAAP adjusted net income	$13,153	$0.23	$44,369	$0.77

* Per share totals may not add due to rounding.

	Nine Months Ended September 30,
	2023		2022
		Fully Diluted		Fully Diluted
		Earnings per		Earnings per
	Amount	Share*	Amount	Share*
	(Amounts in thousands, except per share data)
GAAP net income	$67,065	$1.18	$137,230	$2.39
Non-GAAP adjustments to net income:
Acquisition and integration costs	4,927	0.09	7,403	0.13
Restructuring costs(1)	24,012	0.42	—	—
Contingent consideration	(31,266)	(0.55)	(11,604)	(0.20)
Intangible amortization	22,330	0.39	19,712	0.34
Amortization of debt issuance costs(2)	1,373	0.02	1,360	0.02
Tax effect of non-GAAP charges	(8,793)	(0.15)	(4,600)	(0.08)
Non-GAAP adjusted net income	$79,648	$1.40	$149,501	$2.61

Adjusted EBITDA

Adjusted EBITDA is measured by taking net income as reported in accordance with GAAP, excluding investment income, interest expense, amortization of debt issuance costs, income tax provision, depreciation and amortization, acquisition and integration costs, restructuring costs and contingent consideration fair value adjustments booked through our condensed consolidated statements of comprehensive income. The following is a reconciliation of net income in accordance with GAAP to adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Amounts in thousands)
GAAP net income	$18,172	$40,405	$67,065	$137,230
Non-GAAP EBITDA adjustments to net income:
Investment income	(6,662)	(2,177)	(18,112)	(2,962)
Interest expense	269	329	813	892
Amortization of debt issuance costs	459	455	1,373	1,360
Income tax provision	(6,535)	7,062	5,824	28,924
Depreciation	12,186	6,097	28,530	16,810
Intangible amortization	7,519	6,575	22,412	19,795
EBITDA	25,408	58,746	107,905	202,049
Other non-GAAP adjustments:
Acquisition and integration costs	3,147	1,512	4,927	7,403
Restructuring costs(1)(3)	20,196	—	20,196	—
Contingent consideration	(34,292)	(2,309)	(31,266)	(11,604)
Adjusted EBITDA	$14,459	$57,949	$101,762	$197,848

(1)
See Note 4, "Restructuring Plan," to this report for more information on the restructuring activities during three and nine months ended September 30, 2023.
(2)
See Note 11, "Earnings Per Share," to this report for more information on the effects of adopting ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40),” which we adopted effective January 1, 2022 to these financial statement line items.
(3)
Excludes $3.8 million of accelerated depreciation related to the Restructuring Plan. This amount is included the depreciation line item of this table.

Liquidity and Capital Resources

We have financed our operations primarily through revenues derived from product sales, the issuance of the 2019 Notes in July 2019 and the issuance of common stock in our December 2020, July 2019 and May 2019 public offerings. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Subsequently, the U.S. Treasury, Federal Reserve and FDIC announced that SVB depositors would have access to all of their money. We have a banking relationship with SVB and hold cash, cash equivalents and marketable securities of less than $0.1 million as of September 30, 2023 in SVB depository accounts to cover short-term operational payments. While we have not experienced any losses in such accounts, the recent failure of SVB caused us to utilize our accounts at other financial institutions in order to mitigate potential operational risks stemming from the temporary inability to access funds in our SVB operating accounts. As a result of bank failures, such as SVB, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired and could negatively impact the financial institutions with which we have direct arrangements, or the financial services industry or economy in general.

At September 30, 2023, we had cash and cash equivalents of $630.8 million compared to cash and cash equivalents of $523.5 million at December 31, 2022.

During the third quarter of 2023, the closing price of our common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2019 Notes are convertible at the option of the holders of the 2019 Notes during the fourth quarter of 2023, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the 2019 Notes. These conditions have been met each quarter since the third quarter of 2020. As a result, $0.1 million aggregate principal amount of the 2019 Notes have been requested for conversion by the note holders since the issuance of the 2019 Notes and all conversions have settled as of September 30, 2023. The conversions resulted in the issuance of a nominal number of shares of our common stock to the note holders. Since the 2019 Notes mature within one year of the report date, we classify the carrying value of the 2019 Notes as current liabilities on our condensed consolidated balance sheet at September 30, 2023.

As discussed in Note 4, "Restructuring Plan" to this report, in July 2023, the Board of Directors authorized our management to undertake restructuring activities to simplify and streamline our organization and strengthen the overall effectiveness of our operations (the "Restructuring Plan"). Cash payments of $2.6 million related to the Restructuring Plan were made during the three and nine months ended September 30, 2023, with approximately $1 million to $2 million of expected costs remaining as of September 30, 2023. We expect to make substantially all remaining restructuring payments pursuant to the Restructuring Plan by the end of 2023.

Cash Flows

	Nine Months Ended September 30,		Increase/(Decrease)
	2023	2022	$ Change
	(Amounts in thousands)
Operating activities	$84,853	$110,201	$(25,348)
Investing activities	46,630	(111,928)	158,558
Financing activities	(19,166)	(13,063)	(6,103)
Effect of exchange rate changes on cash and cash equivalents	(4,996)	(15,661)	10,665
Net increase (decrease) in cash and cash equivalents	$107,321	$(30,451)	$137,772

Operating activities

For the nine months ended September 30, 2023, our operating activities provided cash of $84.9 million reflecting net income of $67.1 million and non-cash charges totaling $29.2 million primarily related to depreciation, amortization, contingent consideration fair value adjustments, deferred income taxes, non-cash interest income and stock-based compensation charges. A decrease in accounts receivable provided $8.3 million of cash and was primarily driven by lower revenue. Additionally, we had a decrease in inventory manufactured that provided $26.0 million of which $17.2 million was related to the Restructuring Plan. An increase in prepaid expenses, primarily related to prepaid taxes and subscriptions consumed $10.7 million. A decrease in accounts payable and accrued expenses consumed $36.9 million and was due to the timing of payments to vendors as well as the payment of employee bonuses related to 2022 during the nine months ended September 30, 2023. The remaining cash provided by operating activities resulted from favorable changes in various other working capital accounts.

For the nine months ended September 30, 2022, our operating activities provided cash of $110.2 million reflecting net income of $137.2 million and non-cash charges totaling $49.3 million primarily related to depreciation, amortization, contingent consideration adjustments, deferred income taxes and stock-based compensation charges. An increase in accounts receivable consumed $8.6 million of cash and was primarily driven by the 27.0% year-to-date increase in revenues. Additionally, we had an increase in inventory manufactured of $64.3 million to support expected increases in future revenue. Accounts payable decreased

$10.1 million due to timing of payments to vendors. Offsetting these uses of cash was a $4.1 million net increase in operating lease liabilities due to new operating leases entered into during 2022 and a $3.0 million increase in accrued liabilities due to the increase in expected costs, including corporate income taxes. The remaining cash used in operating activities resulted from unfavorable changes in various other working capital accounts.

Investing activities

Our investing activities provided $46.6 million of cash during the nine months ended September 30, 2023, primarily due to the maturity of our short-term investment in U.S. treasury securities in June 2023, which provided cash of $102.3 million. We used $27.8 million in cash (net of cash received) for the FlexBiosys Acquisition. Capital expenditures consumed $27.8 million in 2023 as we continue to increase our manufacturing capacity worldwide. Of these expenditures, $2.7 million represented capitalized costs related to our internal-use software for the nine months ended September 30, 2023.

Our investing activities consumed $111.9 million of cash during the nine months ended September 30, 2022 mainly due to $67.0 million of capital expenditures in 2022 as we continue to increase our manufacturing capacity worldwide. Of these expenditures, $2.6 million represented capitalized costs related to our internal-use software for the nine months ended September 30, 2022. In addition, in September 2022, the Company paid a one-time, non-refundable, non-creditable upfront payment to Daylight as required under a License Agreement for the commercialization and sale of Culpeo® QCL-IR Liquid Analyzer.

Financing activities

Our financing activities consumed $19.2 million of cash for the nine months ended September 30, 2023, primarily for $12.2 million in cash disbursed for shares withheld to cover employee income tax due upon the vesting and release of restricted stock units and the payment of $7.3 million to settle the cash portion of the First Earnout Year contingent earnout obligation related to our acquisition of Avitide in September 2021. This was partially offset by proceeds received from stock option exercises during the period.

Our financing activities consumed $13.1 million of cash during the nine months ended September 30, 2022, which included cash disbursed in relation to shares withheld to cover employee income taxes due upon the vesting and release of restricted stock units of $15.8 million. This was partially offset by proceeds received from stock option exercises during the period of $2.8 million.

Working capital increased by $21.2 million to $615.1 million at September 30, 2023 from $593.9 million at December 31, 2022 due to the various changes noted above.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, expectations and beliefs for recently-completed acquisitions, product development and sales, restructuring activities and the expected results thereof, product candidate research, development and regulatory approval, SG&A expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources, our financing plans and the projected continued impact of, and response to, COVID-19 constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. The Company undertakes no obligation to publicly update or revise the statements in light of future developments. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with the following: the success of current and future collaborative or supply relationships, including our agreements with Cytiva, MilliporeSigma and Purolite Life Sciences, an Ecolab Inc. company; our ability to successfully grow our bioprocessing business, including as a result of acquisitions, commercialization or partnership opportunities, and our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all U.S. Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products; the risk of litigation regarding our patent and other intellectual property rights; the risk of litigation with collaborative partners; our manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers; our ability to hire and retain skilled personnel; the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition; our ability to integrate acquired businesses successfully into our business and achieve the expected benefits of the acquisitions; our ability to compete with larger, better financed life sciences companies; our history of losses and expectation of incurring losses; our ability to generate future revenues; our ability to successfully integrate our recently acquired businesses; our ability to raise additional capital to fund potential acquisitions; our volatile stock price; and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the SEC including under the sections entitled “Risk Factors” in our Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have historically held investments in commercial paper, U.S. treasury and government securities as well as corporate bonds and other debt securities. As a result, we have been exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise. Our investment portfolio consists of cash and cash equivalents (cash and money market funds) that total $630.8 million at September 30, 2023. We held marketable securities (U.S. treasury bills) of $100.3 million, which were included in short-term marketable securities on the consolidated balance sheet as of December 31, 2022. These marketable securities matured in June 2023.

Our cash equivalent investments (money market funds) have short-term maturity periods that dampen the impact of market or interest rate risk. As a result, a hypothetical 100 basis point increase in interest rates would have no effect on our cash position as of September 30, 2023.

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

Changes in Internal Control

In connection with our initiative to integrate and enhance our global information technology systems and business processes, we continued the phased implementation of a new enterprise resource planning ("ERP") system. The Company is implementing the ERP system in phases through 2024. The implementation of the ERP system is expected to, among other things, automate a number of accounting and reporting processes and activities, thereby decreasing the amount of manual processes previously required. As a result of this implementation, we modified certain existing internal controls over financial reporting as well as implemented new controls and procedures related to the new ERP systems.

Other than the foregoing, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In July 2023, our Board of Directors authorized the Company's management team to undertake restructuring activities to simplify and streamline our organization and strengthen the overall effectiveness of our operations (the "Restructuring Plan"). As part of the Restructuring Plan, we are consolidating a portion of our manufacturing business between certain U.S. locations and also are reducing our headcount. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition could be adversely affected. Furthermore, the Restructuring Plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Since that date, SVB has announced they have been acquired by First Citizens Bank and have resumed mostly normal operations. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. If any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. We have a banking relationship with SVB and hold cash, cash equivalents and marketable securities of less than $0.1 million as of September 30, 2023 in SVB depository accounts to cover short-term operational payments. While we have not experienced any losses in such accounts, the recent failure of SVB caused us to utilize our accounts at other financial institutions in order to mitigate potential operational risks stemming from the temporary inability to access funds in our SVB operating accounts. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10(b)5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2023.

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

3.4	Third Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on January 28, 2021 and incorporated herein by reference).

10.1+†	Employment Agreement, dated as of September 8, 2023, by and between Repligen Corporation and Oliver Loeillot.

10.2†

Employment Agreement, dated as of September 8, 2023, by and between Repligen Corporation and Jason K. Garland (filed as Exhibit 10.1 to Repligen Corporation's Current Report on Form 8-K filed on September 12, 2023 and incorporated herein by reference).

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

+ Filed herewith.

* Furnished herewith.

† Indicates a management contract or a compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: October 31, 2023	By:	/S/ TONY J. HUNT
Tony J. Hunt
Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: October 31, 2023	By:	/S/ JASON K. GARLAND
Jason K. Garland
Chief Financial Officer
(Principal financial officer)
Repligen Corporation