Form 10-K
period 2023-12-31
REPLIGEN CORP
filed 2024-02-22
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $6,931,847,028.

The number of shares of the registrant’s common stock outstanding as of February 16, 2024, was 55,771,075.

Documents Incorporated By Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2023. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected which could disrupt our business.
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
•
Natural disasters, geopolitical unrest, war, terrorism, public health issues, the ongoing conflicts between Russia and Ukraine and Israel and Palestine, or other catastrophic events could disrupt the supply, delivery or demand of products, which could negatively affect our operations and performance.
•
Our internal computer systems, or those of our customers, collaborators or other contractors, may be subject to cyber-attacks or security breaches, which could result in a material disruption of our product development programs.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this Form 10-K do not constitute guarantees of future performance. Investors are cautioned that express or implied statements in this Form 10-K that are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, research and development, selling, general and administrative expenditures, intellectual property and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, the risks identified under the caption “Risk Factors” and other risks detailed in this Form 10-K and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking information contained in this Form 10-K, except as required by law.

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

As the overall market for biologics continues to grow and expand, our primary customers – global biopharmaceutical companies, contract development and manufacturing organizations and other life science companies (integrators) – face critical production cost, capacity, quality and time pressures. Built to address these concerns, our products help set new standards for the way biologics are manufactured. We are committed to inspiring advances in bioprocessing as a trusted partner in the production of critical biologic drugs – including monoclonal antibodies (“mAbs”) and mAb derivatives, recombinant proteins, vaccines, and cell and gene therapies (“C&GT”) – that are improving human health worldwide. Increasingly, our technologies are being implemented to overcome challenges in processing plasmid DNA (a starting material for the production of mRNA) and gene delivery vectors such as lentivirus and adeno-associated viral vectors.

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

Our corporate headquarters are located in Waltham, Massachusetts, with additional administrative and manufacturing operations worldwide. The majority of our 19 manufacturing sites and assembly centers are located in the United States (California, Massachusetts, New Hampshire, New Jersey, New York and Texas). Outside the United States, we have sites in Estonia, France, Germany, Ireland, the Netherlands and Sweden. Our primary warehouse and distribution centers are located in Massachusetts and California.

Our Products

Our bioprocessing business is comprised of four main franchises: filtration (including fluid management); chromatography; process analytics; and proteins.

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

To support our sales goals for these products, we make ongoing investments in our commercial organization, our R&D programs, our business systems and our manufacturing capacity. We regularly evaluate and invest in these areas as needed to ensure timely deliveries and to stay ahead of customer demand for our products.

The majority of our revenue is derived from consumable and/or single-campaign (“single-use”) product sales, as compared to associated hardware and equipment. The customization, scalability and plug-and-play convenience of these products, and in many cases the closed nature of our technologies, make them ideal for use in biologics manufacturing processes where contamination risk is a critical concern of our customers.

Shifting to Integrated Solutions

Since 2012, we have completed 13 acquisitions across our four franchises, building a base of technology assets that we can improve upon and/or develop next-generation versions of through our internal R&D team. Our acquisition strategy is purposeful, considering the potential for integration with our internally-developed technologies, and across products and franchises.

In 2023, the results of our mergers and acquisitions and R&D efforts are reflected in our ability to offer more integrated solutions across the bioproduction workflow. Our commercial approach is shifting from “individual product” to “whole system” sales that can support entire unit operations, the management of fluids between unit operations, and in-line advanced analytics. For example, providing filtration systems for production and harvest steps (upstream), and connecting those to chromatography and filtration systems for purification and formulation steps (downstream).

Key Products Within Each of Our Franchises

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

In 2023, we introduced next-generation XCell® Large-Scale controllers, enabling increased process intensification through dual-operation of ATF devices from a single controller, and through advance monitoring and control of flow rates with smart sensor technology. Our ATF large-scale controllers are designed for scalability from bench top to commercial manufacturing, and for versatility of applications, including perfusion and modified fed-batch (N-1) manufacturing.

Tangential Flow Filtration Consumables

Our TangenX® product portfolio includes flat sheet (“FS”) tangential flow filtration (“TFF”) cassettes that are used primarily in downstream, ultrafiltration processes, e.g., biologic drug concentration, buffer exchange and formulation processes, our single-use SIUS® line, including our reusable PRO line of cassettes, providing customers with a high-performance, cost saving alternative to other companies' TFF cassette offerings and our TangenX SC Device, the industry's first holder-free, self-contained (“SC”) TFF device, which was launched in November 2023.

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

Our TangenX® SC Device simplifies and streamlines downstream flat sheet UF/DF processes by reducing set up time by 80%, eliminating holders and torquing requirements which reduces the risk of product loss caused by changes in compression or cassette misalignment during installation, allowing users to seamlessly transition from traditional cassettes and reducing bioburden risk and enhancing safety because it is aseptically closed and gamma irradiated and isolates operators from potentially hazardous materials.

Tangential Flow Filtration Systems: KrosFlo® TFF

Our KrosFlo systems for TFF combine significant configurability with premium quality manufacturing. Our TFF systems are designed for scalability from small to large (up to 5,000 liters) volumes, flexibility between HF and FS filter formats, and the ability to use the same system in different unit operations while deploying ready-to-use application-specific flow paths.

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

We launched our KrosFlo RS 20 series systems in 2022, focusing their use in mRNA and C&GT therapy applications, where they are used primarily in downstream formulation. These responsive TFF systems completely automate sanitization, concentration and product recovery processes. The combination of injection molded tubing, over-molded connectors and valve blocks significantly lowers product hold-up volume to maximize product recovery. With the same software, hardware, controls and cGMP compliance built into every system, and with pre-assembled flow kits for error-free installation, the KrosFlo RS platform offers operational simplicity that can easily be scalable from lab- through production-scale use. KrosFlo FS systems integrate over 10 components with specifications to process volumes between 140 milliliters and 500 liters.

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

In early 2023 we introduced our RS 30 series of KrosFlo TFF systems, featuring increased automation capabilities. The RS 30 series systems integrate a single-use tulip tank re-circulation vessel, which allows for dynamic control and response to changing fluid levels for maximum product recovery in fed-batch, batch concentration and diafiltration processes. The cGMP compliant, fully automated 1/2 inch single-use TFF system delivers outstanding performance in a small footprint. In alignment with our integrated systems strategy, the system includes ProConnex flow paths to integrate advanced fluid management technologies including overmolded connections, pump heads, tubing filters and sensors in a single-use device. Flow paths easily attach to the system to simplify operation and increase process efficiency.

Tangential Flow Depth Filtration Systems: KrosFlo® TFDF®

We believe our KrosFlo Tangential Flow Depth Filtration (“TFDF”) systems, have the potential to disrupt and displace traditional upstream harvest clarification operations. The KrosFlo TFDF system includes control hardware, novel high throughput tubular depth filters and ProConnex TFDF flow paths. When used for cell culture clarification, single-use KrosFlo TFDF technology delivers unprecedented high flux (>1,000 LMH), high capacity, low turbidity, and minimal dilution, making the technology a high-performance alternative to traditional centrifugation and depth filtration approaches to harvest clarification. TFDF technology also provides benefits such as low hold-up volume, high recovery, small footprint, simple set up and disposal, scalability and reduced process time.

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

We acquired FlexBiosys, Inc. (“FlexBiosys”) on April 17, 2023, further complementing and expanding our fluid management portfolio of offerings with its expert design and custom manufacturing of single-use bioprocessing products and a comprehensive range of products that include bioprocessing bags, bottles, and tubing assemblies.

With our acquisition of Metenova Holding AB (“Metenova”) on October 2, 2023, we strengthened our fluid management portfolio with the addition of magnetic mixing and drive train technologies that are widely used by global biopharmaceutical companies and contract development and manufacturing organizations.

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

KrosFlo® RPM™ Systems with integrated FlowVPX® Technology

In 2022, we completed the development of a HF system that combines KrosFlo TFF with FlowVPX Real-Time Process Management (“RPM”®) technology, enabling “walk-away automation” of downstream UF/DF processes. Toward the end of 2022, we launched KrosFlo DR2i RPM for low-volume, high concentration applications. This was the first-to-market TFF system to incorporate real-time process monitoring for in-line protein concentration management. By coupling KrosFlo TFF and FlowVPX functionality, customers can benefit from improved process control and efficiency, while reducing process risk by ensuring accurate concentration throughout the TFF process.

KrosFlo RPM systems monitor concentration during UF/DF runs without having to depend on mass inputs and off-line fixed pathlength UV-Vis spectrophotometers. Risk is further mitigated with fully enclosed ProConnex custom flow paths as a part of the automated TFF process.

Since the debut of the KrosFlo KR2i RPM (2 mL-15L) system, we expanded the KrosFlo RPM offering, introducing KrosFlo FS-15 RPM (150mL-15L) toward the end of 2023. The portfolio continues to expand to cover a wide range of volumes from lab-to production-scale requirements. We believe KrosFlo RPM solutions provide key process insights to users to reduce cycling time and minimize batch risks, both highly value attributes for bioprocessing users.

Culpeo® QCL-IR Liquid Analyzer

Pursuant to a 15-year license agreement that we entered into with DRS Daylight Solutions, Inc. (“Daylight”) in September 2022, we obtained the exclusive right to use Daylight's quantum cascade laser technology (“QCL”), including its Culpeo® QCL-IR Liquid Analyzer (“Culpeo”) specifically in the field of bioprocessing. Culpeo is a compact, intelligent spectrometer that uses the power of QCL to analyze and identify chemicals. Our in-licensing of these rights complements our existing process analytics franchise. Adding mid-IR (higher sensitivity QCL-IR) to UV spectroscopy, we believe this will serve to accelerate and expand adoption of off-line and in-line process monitoring in the bioprocessing industry. Additionally, we are focused on expanding the QCL portfolio, with plans to integrate these solutions into our chromatography and filtration systems.

PROTEINS

Our proteins franchise is represented by our Protein A affinity ligands and viral vector affinity ligands and resins. Our proteins franchise also includes cell culture growth factor products, which are a key component of cell culture media used in upstream bioprocessing to increase cell density and improve product yield.

Protein A Affinity Ligands

We are a leading provider of Protein A affinity ligands to other life sciences companies (integrators), whose final products are Protein A resins. Protein A ligands are an essential “binding” component of Protein A affinity chromatography resins used in the purification of virtually all mAb-based drugs on the market or in development. We manufacture multiple forms of Protein A ligands under long-term supply agreements with major life sciences companies including Cytiva (a standalone operating company owned by Danaher Corporation), MilliporeSigma and Purolite, an Ecolab Inc. company (“Purolite”), who in turn sell their Protein A chromatography resins to end users (mAb manufacturers). We have two manufacturing sites supporting overall global demand for our Protein A ligands: one in Lund, Sweden and the other in Waltham, Massachusetts.

Protein A chromatography resins are considered the industry “gold standard” for purification of antibody-based therapeutics due to the ability of the Protein A ligand to very selectively bind to or “capture” antibodies from crude protein mixtures. Protein A resins are packed into the first chromatography column of typically three columns used in a mAb purification process. As a result of Protein A’s high affinity for antibodies, the mAb product is highly purified and concentrated within this first capture step before moving to polishing steps.

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

Our Purolite Agreement

In October 2022, we extended our long-term supply agreement with Purolite through 2032 and broadened its scope to include affinity ligands targeting antibody fragments in addition to those targeting mAbs and Fc-fusion proteins. This extension and product line expansion aligns with our Proteins strategy and supports the acceleration in market adoption of the Praesto® affinity resin portfolio. It provides Purolite with exclusive access to mAb fragment ligands developed at Avitide, Inc. (“Avitide”), in addition to the NGL portfolio developed at Navigo. Repligen will continue to receive access to Purolite's leading-edge base bead technology, as we proceed with the development and commercialization of novel affinity resins focused on new modalities and C&GT.

mAb Fragment Affinity Ligands and Resins from Avitide

Our acquisition of Avitide also led to our development and 2022 launch of AVIPure® CH1, a cross-linked agarose-based resin specifically engineered for the capture of the CH1 region of antigen-binding fragments (“Fabs”) from human immunoglobins (“IgGs”) and mAbs. We believe that the high dynamic binding capacity for Fab and IgG1 even at short residence times position these resins well for market success.

Adeno-Associated Virus Affinity Ligands and Resins from Avitide

In September 2021, we completed our strategic acquisition of Avitide, a market leader in affinity ligand discovery and development. This acquisition was a major step forward in building our proteins franchise, moving Repligen into affinity resin solutions for C&GT and other emerging modalities.

In February 2022, we launched three advanced affinity chromatography resins for use in gene therapy manufacturing workflows. The resins AVIPure®-AAV9; AVIPure®-AAV8; and AVIPure®-AAV2, were developed by Avitide and are specific to the major adeno-associated virus (“AAV”) C&GT vectors used today. AAV vectors are the leading platform for gene delivery for the treatment of a variety of human diseases. In 2023, a new affinity resin for AAV5 was also launched, expanding the portfolio.

We are integrating these high performance AVIPure® resins with our OPUS PPC and ARTeSYN chromatography systems to provide our customers with a seamless chromatography solution. Caustic stability has been a challenge that the AVIPure resins are designed to overcome without sacrificing high dynamic binding capacity. We believe customers will benefit from superior process economics, including multi-cycle resin capabilities.

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

Corporate Information

We are a Delaware corporation with our global headquarters in Waltham, Massachusetts. We were incorporated in 1981 and became a publicly traded company in 1986. Our common stock is listed on the Nasdaq Global Market under the symbol “RGEN”. We have approximately 1,800 employees and operate globally with offices and manufacturing sites located at multiple locations in the United States, Europe and Asia. Our principal executive offices are located at 41 Seyon Street, Waltham, Massachusetts 02453, our website is www.repligen.com and our telephone number is (781) 250-0111.

2023 Acquisitions

Metenova Holding AB

On October 2, 2023, our subsidiary, Repligen Sweden AB, acquired Metenova from the former shareholders of Metenova (the “Metenova Seller”) pursuant to a Share Sale and Purchase Agreement (the “Share Purchase Agreement”), dated as of September 23, 2023 (such acquisition, the “Metenova Acquisition”), by and among Repligen Sweden AB, the Metenova Seller, and us, in our capacity as guarantor of the obligations of Repligen Sweden AB under the Share Purchase Agreement.

Metenova, which is headquartered in Molndal, Sweden, offers magnetic mixing and drive train technologies that are widely used by global biopharmaceutical companies and contract development and manufacturing organizations. The Metenova Acquisition further strengthens our fluid management portfolio with these products.

FlexBiosys, Inc.

On April 17, 2023, we completed the acquisition of all of the outstanding equity interests in FlexBiosys, pursuant to an Equity Purchase Agreement with FlexBiosys, TSAP Holdings Inc. (“NJ Seller”), Gayle Tarry and Stanley Tarry, as individuals (collectively with NJ Seller, the “FlexBiosys Sellers”), and Stanley Tarry, in his capacity as the representative of the FlexBiosys Sellers.

FlexBiosys, which is headquartered in Branchburg, New Jersey, offers expert design of custom manufacturing of single-use bioprocessing products and a comprehensive range of products that include bioprocessing bags, bottles, and tubing assemblies. These products will complement and expand our fluid management portfolio of offerings.

Our Market Opportunity

Bioprocessing Addressable Market

The global addressable market for bioprocessing products is estimated to be approximately $20 billion of which we estimate Repligen’s addressable market to be approximately $12 billion at year end 2023. This market includes bioprocessing products used to manufacture therapeutic antibodies, recombinant proteins and vaccines, as well as C&GTs.

Monoclonal Antibody Market

Antibody-based biologics alone accounted for approximately $175 billion of global biopharma revenue in 2022. Industry sources project the mAbs market to grow in the range of approximately 10% to 12% annually through 2026, driven by new approvals and expanded clinical uses for marketed antibodies, as well as the emergence of biosimilar versions of originator mAbs. As of December 31, 2023, over 150 mAbs were approved by the U.S. Food and Drug Administration (“FDA”) to treat a diverse range of diseases.

Biological R&D remains robust, with more than 2,000 active mAb clinical trials ongoing to address a wide range of medical conditions.

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

Cell and Gene Therapy Market

C&GT has emerged in the past few years to become a rapidly growing area of biological drug development, with an estimated global market of greater than $7 billion in 2022, and over 3,000 active clinical trials underway at year-end 2023 according to industry sources. Statements by the FDA are supported by industry reports that estimate annual revenue growth of over 20% for the C&GT market over the next several years. This scientifically advanced therapeutic approach has unique manufacturing challenges that many of our products can help address. We believe we are well positioned to participate in C&GT production, particularly in the manufacture of plasmids and viral vectors. Within the C&GT market, mRNA-based therapeutic programs have become an area of focus and investment by several large biopharmaceutical companies, following the regulatory approval of mRNA-based vaccines for the COVID-19 pandemic, including all subsequent variants of the SARS-CoV-2 coronavirus (“COVID-19”).

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
•
Targeted acquisitions. We intend to continue to selectively pursue acquisitions of innovative technologies and products. We intend to leverage our consolidated balance sheets to acquire technologies and products that improve our overall financial performance by improving our competitiveness in filtration (including fluid management), chromatography or process analytics, or by moving us into adjacent markets with common commercial call points.
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

Research and Development

Our R&D activities are focused on developing new high-value bioprocessing products across all of our franchises. We strive to continue to introduce truly differentiated products that address specific pain points in the biologics manufacturing process. Our commitment to innovation is core to the Repligen culture and our success as a company.

Sales and Marketing

Our sales and marketing strategy supports our objective of strengthening our position as a leading provider of products and services, addressing upstream, downstream and quality control needs of bioprocessing customers in the biopharmaceutical industry.

Our Commercial Team

To support our sales goals for our direct-to-consumer products, we have invested in our commercial organization. Since 2018, we have significantly expanded our global commercial organization from 103, to a commercial team of 342 employees as of December 31, 2023. This includes 277 people in field positions (sales, field applications and field service), 38 people in customer service and 27 in marketing. Geographically, 173 members of our commercial team are located in North America, 89 in Europe and 80 in Asia-Pacific (“APAC”) regions.

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

Ligand Supply Agreements

For our proteins franchise, we are committed to be a partner of choice for our customers with distributor and supply agreements in place with large life sciences companies such as Cytiva, MilliporeSigma and Purolite. The Cytiva Protein A supply agreement relating to our Waltham, Massachusetts facility was amended in September 2021 and pursuant to its amended terms, runs through 2025. Our Protein A amended supply agreement with Purolite was amended in October 2022 and, pursuant to its amended terms, runs through 2032. Our dual manufacturing capability provides strong business continuity and reduces overall supply risk for our ligand customers.

Significant Customers and Geographic Reporting

Customers for our bioprocessing products include major life sciences companies, contract manufacturing organizations, biopharmaceutical companies, diagnostics companies and laboratory researchers.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	For the Years Ended December 31,
	2023	2022	2021
Revenue by customers' geographic locations:
North America	44%	43%	41%
Europe	37%	37%	40%
APAC/Other	19%	20%	19%
Total revenue	100%	100%	100%

There was no revenue from customers that represented 10% or more of the Company's total revenue for the years ended December 31, 2023 and 2022. Revenue from Pfizer Inc. accounted for 10% of total revenue for the year ended December 31, 2021.

Human Capital

Employees

Repligen performs in a highly competitive industry and recognizes that our continued success hinges upon our ability to attract, develop and retain a diverse team of talented individuals. We place high value on the satisfaction and well-being of our employees and operate with fair labor standards and industry-competitive compensation and benefits globally. As of December 31, 2023, we employed 1,783 full-time and part-time employees, a decrease of 242 since December 31, 2022. This total includes 342 employees in our commercial organization (277 field and 65 internal), 235 in engineering and R&D, 643 in manufacturing, 185 in quality, 82 in supply chain roles and 296 in administrative functions. Each of our employees has signed a confidentiality agreement. None of our U.S. employees are covered by collective bargaining agreements. We have one collective bargaining agreement with two unions that covers 82 employees in Sweden, comprising approximately 5% of our total workforce. We renewed this collective bargaining agreement in March 2023, and it expires at the end of March 2025. In France, 64 employees are under the relevant national and local collective bargaining agreements for metallurgy, comprising approximately 4% of our total workforce.

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

Inclusive Workforce

Repligen maintains a resolute commitment to fostering a diverse and inclusive workplace. We have established talent acquisition processes, as well as training and employee engagement resources, including the formation of inclusive workforce initiatives, to drive the principles of diversity and inclusion at all levels of our organization starting with our Board of Directors (“Board”) and our Leadership team.

In our hiring practices, we strive to hire the most qualified person for the job and believe that, over time, this will lead to an increasingly diverse workforce. As part of finding the most qualified candidates, we are committed to ensuring that qualified, diverse slates of applicants are identified and considered for all roles, from the boardroom and C-suite to all levels of the workforce. We believe our focus on talent identification, development, engagement and succession planning has been particularly successful in developing a deep and diverse talent pipeline.

Employee Engagement and Development

Our goal is to develop and maintain a talented, engaged and diverse workforce that has a positive impact on our performance and on our customers. We regularly conduct engagement surveys to gain insight on employee perspectives. Additional channels for employee engagement include Company-wide all-hands meetings led by our Chief Executive Officer (“CEO”) and site town halls ran by site leaders. We are committed to colleague recognition, which includes acknowledging, appreciating and celebrating each other's contributions and achievements. Our CEO-led all-hands meetings serve as a platform for CEO awards and platinum awards, which reward and recognize both teams and individual colleagues who have made significant and notable contributions to Repligen's success. We also offer a range of programs to develop our managers and enhance our leadership across the Company. Our professional development efforts are aimed at increasing organizational talent and capabilities as well as identifying and developing potential successors for key leadership positions.

Health, Safety and Well-Being

We actively promote the safety, health and well-being of our employees and end users of our products. Creating a culture where all employees feel supported and valued is paramount to our corporate mission. Our well-being goals are for employees to physically thrive, flourish mentally and emotionally, be socially connected and achieve financial security. We are proud to provide all of our full time employees in the United States with access to an employee assistance program (“EAP”). Our EAP offers employees and their eligible dependents counseling and well-being resources 24 hours a day, seven days a week by phone, online or via the mobile site.

Our environmental health and safety policy advances our vision of zero workplace incidents and our efforts to reduce our environmental impacts.

Repligen Performance System

In 2022, we formalized the Repligen Performance System ("RPS"), to provide the tools and a framework for engaging employees across the organization to continuously improve operational performance, with a focus on product quality, customer lead times, material supply, production costs and sustainability. Through a standard implementation network, all teams were empowered to implement just-do-it process improvements, solve priority problems through stand-up meetings and improve key processes through kaizen events. We believe RPS improved our teams' ability to continuously resolve customer challenges, enhance product quality and improve operational efficiencies. The impact of RPS was seen during 2022 and into 2023 in productivity savings, customer lead-time reductions, manufacturing capacity expansions, product quality improvements and significant reductions in manufacturing scrap at several key sites. There are a number of programs setup using RPS over the next twelve months.

Sustainability - Environmental, Social and Governance Matters

Our Commitment to Sustainability

We believe our commitment to Environmental, Social and Governance (“ESG”) topics across all our global facilities matters and is an important part of creating long-term business value for all stakeholders. We are deeply committed to corporate responsibility and transparency, and we continue to factor sustainability into our business decisions and integrate its core principles into our daily operations.

In establishing a formal approach to ESG, we joined the United Nations Global Compact in 2020 in support of its Ten Principles related to human rights, labor, the environment, and anti-corruption. The actions we have taken while building and implementing our robust ESG strategy demonstrate our long-term commitment to being a responsible global corporate citizen.

In preparation for our initial sustainability report, published in 2021, we formed a Corporate Responsibility Team (“CRT”) with oversight by our Board. The CRT was headed by a member of our operations leadership team and represented multiple disciplines within the organization. We completed our first materiality assessment gleaning insights from internal and external stakeholders, and we established a financial grade ESG software platform to inform current and future ESG-related reporting and decisions.

Together, we are advancing our ESG initiatives at an ambitious pace and taking bold steps to engage stakeholders throughout our upstream and downstream value chain.

Our Reporting Frameworks

We have become an active participant in the sustainability reporting ecosystem through our alignment with the Greenhouse Gas Protocol and membership with the United Nations Global Compact (“UNGC”), the Global Reporting Initiative (“GRI”) and the International Financial Reporting Standards Sustainability Alliance, which now includes the International Sustainability Standards Board standards. Sustainability Accounting Standards Board (“SASB”) standards and Task Force on Climate-related Financial Disclosures (“TCFD”) recommendations. In 2023, we completed our first CDP Climate and CDP Water surveys, and submitted our commitment letter to the Science Based Targets Initiative to develop a greenhouse gas emissions reduction plan aligned with the latest climate science.

With our 2022 sustainability report, which was published in November 2023 (the “2022 Sustainability Report”), we hope to convey our Progress on Repligen's Integrated Sustainability Management program, which recognizes that an effective sustainability strategy reflects multiple stakeholders' lenses, perspectives on materiality and measurements of success and collaborative engagement. The 2022 Sustainability Report is intended to provide transparency insights into the positive impacts of our ESG programs for all of our stakeholders. To that end, we created reporting indexes for multiple disclosure frameworks including UNGC, SASB, GRI and TCFD.

Oversight of ESG Matters

The Nominating and Corporate Governance (“N&CG”) Committee of our Board oversees our ESG program. The N&CG Committee meets regularly and reviews and advises on ESG strategy and apprises the full Board in order to ensure that our ESG program and strategy align with the Company's mission. In addition, the Audit Committee of the Board regularly reviews ESG-related topics such as enterprise risk management, anti-corruption, ethics and compliance, supply chain management, human rights protections, and cybersecurity and data privacy.

The Head of Sustainability, under strategic direction of our CEO and Chief Operating Officer, is responsible for the development and implementation of our expanding ESG program. In collaboration with all key business functions, the mandate of this globally focused role is to consider our existing ESG initiatives, understand stakeholder perspectives, identify business-relevant areas of opportunity to make a positive impact on global ESG efforts, and work collaboratively to drive initiatives designed to accelerate our ESG progress and stretch our ESG ambition.

Our Sustainability Pillars

Our sustainability initiatives are organized around four pillars that reflect our ESG priorities and topics considered material (or potentially material) to the Company and the bioprocessing industry: Principles, People, Product and Planet. Our “4Ps” embody the belief shared by our Board and the executive leadership team that corporate responsibility is essential to sustaining business and economic growth in a manner that can also deliver positive environmental and social impact.

Our ESG pillars are as follows:

1.
Principles. Our core principles guide how we operate, respecting that our stakeholders depend on us to conduct business honestly, fairly and responsibly.
2.
People. We recognize that our success as a company depends on the skills and contributions of a diverse group of employees who are engaged as individuals and high-performing teams. We operate in a highly competitive industry and recognize that our continued success and growth hinges upon our ability to attract, develop and retain an all-inclusive team of talented and diverse colleagues.
3.
Product. Our diversified portfolio of bioprocessing technology solutions unlocks opportunity by enabling our customers to speed the development and manufacture of biological drugs. Our products empower biopharmaceutical manufacturers to generate more product in less space and with less waste, ultimately making a positive impact on overall human health and well-being, which is also Sustainability Development Goal (“SDG”) #3 and our #1 SDG priority.
4.
Planet. Social and environmental impacts of business are a growing concern for our stakeholders and a priority for us. We continue to actively weave sustainability into our corporate culture, and inspire company-wide action to reduce our climate impact.

During 2022 and 2023, we led and participated in numerous stakeholder communications across the business with key customers, critical suppliers, leading institutional investors, industry associations and employee resource groups to better understand their interests, priorities, targets and challenges through the increasingly relevant lens of sustainability. We remain committed to periodically updating our materiality matrices and reviewing the foundational aspects of our 4Ps to ensure close alignment with our stakeholders' priorities in the bioprocessing industry.

Intellectual Property

We are committed to protecting our intellectual property through a combination of patents, trade secrets, copyrights and trademarks, as well as confidentiality and material transfer agreements. As further described below, we own or have exclusive rights to at least 263 active patent grants and 369 pending patent applications in the United States and other foreign jurisdictions including Australia, Canada, China, France, Germany, India, Japan, South Korea, Sweden and the United Kingdom.

Our policy is to require each of our employees, consultants, business partners, potential collaborators and customers to execute confidentiality agreements upon the commencement of an employment, consulting, business relationship, or product related audit or research evaluation. These agreements provide that all confidential information developed or made known to the other party during the course of the relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements generally provide that all inventions conceived by the individual in the course of employment or rendering services to Repligen shall be our exclusive property and must be assigned to Repligen.

Filtration

For our filtration franchise, our patent grants include coverage for, ATF filtration, TFDF and TFF HF and FS systems, membranes, filters, mixers flow paths and single-use technologies. We continually seek to improve upon these technologies and have multiple new patent filings including patents covering next generation TFDF filters, next generation ATF filtration technologies, and proprietary reduced cost system components.

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

Process Analytics

Through our 2019 acquisition of C Technologies, Inc. (“C Technologies”), we hold patent grants to various slope spectroscopy instruments, including interactive variable pathlength devices and related methods of use. C Technologies’ scientists are continually developing new analytical tools using our state-of-the-art slope spectroscopy technology, for which we continue to file patent applications.

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

Trademarks

We procure and maintain trademark registrations globally for the Repligen trademark and our various product brands. We prioritize our “housemarks”, (e.g., Repligen, the stylized “R” logo, Spectrum, TangenX, C Technologies, ARTeSYN, Polymem, Avitide, Metenova, etc.), and ensure continued protection globally. We also have trademark registrations for various product lines, including OPUS, XCell, XCell ATF, TFDF, KrosFlo, SIUS, ProConnex, Spectra/Por, NGL-Impact, SoloVPE, FlowVPE, FlowVPX, RPM, XO and AVIPure, that provide valuable company recognition and goodwill with our customers.

We have a comprehensive branding policy that includes trademark usage guidelines to ensure Repligen trademarks are used in accordance with our worldwide registrations and we actively police any unauthorized trademark usage as well as enforce the rights we have under our trademarks.

Licensing Agreements

We have entered into multiple licensing and collaboration relationships with third-party business partners in an effort to fully exploit our technology and advance our bioprocessing business strategy. For example, we entered into a 15-year exclusive License Agreement with Daylight (the “Daylight Agreement”), giving us exclusive license and commercialization rights to use certain technology and intellectual property subject to conditions set forth in the Daylight Agreement. See Note 13, “Commitments and Contingencies” to our consolidated financial statements included in this report for more information on this license agreement.

Competition

Our bioprocessing products compete on the basis of value proposition, performance, quality, cost effectiveness, and application suitability with numerous established technologies. Additional products using new technologies that may be competitive with our products may also be introduced. Many of the companies selling or developing competitive products have greater financial and human resources, and greater R&D, manufacturing and marketing experience than we do. They may undertake their own development of products that are substantially similar to or compete with our products and they may succeed in developing products that are more effective or less costly than any that we may develop. These competitors may also prove to be more successful in their production, marketing and commercialization activities. We cannot be certain that the research, development and commercialization efforts of our competitors will not render any of our existing or potential products obsolete.

Manufacturing

A majority of our 19 manufacturing sites are located in the United States (California, Massachusetts, New Jersey, New Hampshire, New York and Texas). Outside the United States, we have manufacturing sites in Estonia, France, Germany, Ireland, the Netherlands and Sweden.

The proteins products we provide are manufactured at our sites in Waltham, Massachusetts and Lund, Sweden. Native Protein A ligands and our growth factor products are manufactured in Lund, while recombinant Protein A ligands are manufactured in both Waltham and Lund. Our primary chromatography assembly and manufacturing sites are located in Waltham, Massachusetts, Ravensburg, Germany and Breda, the Netherlands. Our primary filtration manufacturing sites, including manufacturing of fluid management systems, products and consumables, are located in Marlborough, Massachusetts; Rancho Dominguez, California; Clifton Park, New York; Auburn, Massachusetts; Waterford, Ireland; Tallinn, Estonia and Toulouse, France. Our facility in Marlborough, is focused on XCell ATF and FS TFF products, while in Rancho Dominguez the focus is on Spectrum HF, TFDF and ProConnex products. Our process analytics products are manufactured in Bridgewater, New Jersey. Our operating room products are manufactured in Irving, Texas. As part of our capacity expansion activities, we have added a site in Hopkinton, Massachusetts that serves as an assembly center for single-use products and will also have the capacity to manufacture our protein products when the current buildout is completed. With our five acquisitions since the beginning of 2021, we gained manufacturing sites in Molndal, Sweden (Metenova), Branchburg, New Jersey (FlexBiosys), Toulouse, France (Polymem) and Lebanon, New Hampshire (Avitide). We undertook restructuring activities in 2023 that included consolidating a portion of our manufacturing operations between certain U.S. locations, discontinuing the sale of certain product SKUs, and evaluating the fair value of finished goods and raw materials secured during the 2020-2022 COVID-19 pandemic period. As a result of these activities, we closed manufacturing sites in Newton, New Jersey and Oceanside, California.

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

Available Information

We maintain a website with the address www.repligen.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Form 10-K. We make available free of charge through our website our Form 10-Ks, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including exhibits and amendments to these reports, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission (“SEC”). We also provide corporate governance, such as our Second Amended and Restated Code of Business Conduct and Ethics and other information, including our 2022 Sustainability Report, free of charge, through our website.

Our filings with the SEC may be accessed through the SEC’s Electronic Data Gathering, Analysis and Retrieval system at www.sec.gov.

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

We compete with several medium and small companies in each of our product categories as well as several large companies, including Danaher Corporation (Pall Corporation and Cytiva), Thermo Fisher Scientific Inc., MilliporeSigma and Sartorius. Many of our competitors are large, well-capitalized companies that may have greater financial, manufacturing, marketing, research and development (“R&D”) resources than we have, as well as stronger name recognition, longer operating histories and benefits derived from greater economies of scale. As a consequence, they are able to spend more aggressively on product development, marketing, sales and other product initiatives than we can, and may have additional lines of products and the ability to bundle products.

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

Certain of our products are used by customers in the production of gene therapies, which represent a relatively new and still-developing mode of treatment. Unforeseen adverse events, negative clinical outcomes, or increased regulatory scrutiny of cell and gene therapy (“C&GT”) and its financial cost may damage public perception of the safety, utility, or efficacy of gene therapies and may harm our customers’ ability to conduct their business. Such events may negatively impact our revenues and have an adverse effect on our performance.

C&GT remains a relatively new and developing treatment method, with only a limited number of gene therapies approved to date by regulatory authorities. Public perception may be influenced by claims that C&GT is unsafe or ineffective, and C&GT may not gain the acceptance of the public or the medical community. In addition, ethical, social, legal, and financial concerns about C&GT and genetic testing could result in additional regulations, limitations or even prohibitions on certain C&GTs or C&GT-related products. More restrictive regulations or negative public perception could reduce certain of our customers’ use of our products, which could negatively affect our revenue and performance.

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

As a part of our growth strategy, we may make selected acquisitions of complementary products and/or businesses, such as our most recent acquisitions of Metenova Holding AB and FlexBiosys, Inc. Any acquisition involves numerous risks and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, or results of operations:

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

In connection with the accounting for our completed acquisitions, we recorded a significant amount of intangible assets, including developed technology and customer relationships relating to the acquired product lines, and goodwill. Under accounting principles generally accepted in the United States, we must assess, at least annually and potentially more frequently, whether the value of intangible assets and goodwill has been impaired. Intangible assets and goodwill will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of intangible assets and goodwill will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

Risks Related to Manufacturing and Supply

If we are unable to manufacture our products in sufficient quantities and in a timely manner, our operating results will be harmed, our ability to generate revenue could be diminished and our gross margin may be negatively impacted.

Our revenues and other operating results will depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner. Any interruptions we experience in the manufacturing or shipping of our products could delay our ability to recognize revenues in a particular quarter. Manufacturing problems can and do arise, and as demand for our products increases, any such problems could have an increasingly significant impact on our operating results. While we have not generally experienced problems with, or delays in, our production capabilities that resulted in delays in our ability to ship finished products, there can be no assurance that we will not encounter such problems in the future. We may not be able to quickly ship products and recognize anticipated revenues for a given period if we experience significant delays in the manufacturing process. In addition, we must maintain sufficient production capacity in order to meet anticipated customer demand, which carries fixed costs that we may not be able to offset if orders were to slow, which would adversely affect our operating margins. If we are unable to manufacture our products consistently, in sufficient quantities, and on a timely basis, our bioprocessing revenue, gross margins and our other operating results will be materially and adversely affected.

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

Risks Related to Our Financial Position and Need for Additional Capital

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to make payments on our debt and we may not have the ability to raise the funds necessary to settle for cash conversions of our Notes or to repurchase the Notes for cash upon a fundamental change, which could adversely affect our business and results of operations.

In December 2023, we incurred significant indebtedness with the issuance of $600.0 million in aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “2023 Notes”) where $309.9 million principal amount of the 2023 Notes were issued in exchange for $217.7 million principal amount of our 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”, and together with the 2023 Notes, the “Notes”) and $290.1 million principal amount of the 2023 Notes were issued for $290.1 million in cash. As of December 31, 2023, $69.7 million in aggregate principal amount of the 2019 Notes remain outstanding. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Notes.

In addition, holders of the Notes have the right, subject to certain conditions, to require us to repurchase all or any portion of their Notes upon the occurrence of a “fundamental change” (as defined in the indentures governing the Notes) at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, but excluding the fundamental change repurchase date. Upon any conversion of Notes, we will also be required to make cash payments for each $1,000 principal amount of 2023 Notes converted of at least the lesser of $1,000 and the sum of the “daily conversion values” (as defined in the indenture governing the 2023 Notes). However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the Notes as required by the applicable indenture would constitute a default under such indenture. A default under either indenture governing the Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

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

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and liquidity.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option, as described in the indentures governing the Notes. If one or more holders elect to convert their Notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. As a result of the satisfaction of one of the conversion triggers, the 2019 Notes are convertible at the option of the holders thereof during the calendar quarter ending March 31, 2024. Because the 2019 Notes mature within one year of the report date, the Company classifies the carrying value of the 2019 Notes of $69.5 million as current liabilities on the Company's consolidated balance sheets at December 31, 2023.

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

In July 2023, our Board of Directors (“Board”) authorized the Company's management team to undertake restructuring activities to simplify and streamline our organization and strengthen the overall effectiveness of our operations (the “Restructuring Plan”). As part of the Restructuring Plan, we consolidated a portion of our manufacturing business between certain U.S. locations and reduced our headcount. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition could be adversely affected. Furthermore, the Restructuring Plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees.

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

We operate on a global basis with offices or activities in Japan, South Korea, China, India, Europe and North America. Our operations and sales outside of the United States have increased as a result of our strategic acquisitions and the continued expansion of our commercial organization. Risks related to these increased foreign operations include:

•
fluctuations in foreign currency exchange rates, which may affect the costs incurred in international operations and foreign acquisitions and could harm our results of operations and financial condition;
•
changes in general economic and political conditions in countries where we operate, particularly as a result of ongoing economic instability within foreign jurisdictions;
•
the occurrence of a trade war, or other governmental action related to tariffs or trade agreements;
•
differing protection of intellectual property, technology and data in foreign jurisdictions;

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
•
being subject to longer payment cycles from customers and experiencing greater difficulties in timely accounts receivable collections; and
•
required compliance with a variety of foreign laws and regulations, such as data privacy requirements, real estate and property laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act of 1977 (the “FCPA”) and the U.S. Department of Commerce’s Export Administration Regulations, and other U.S. federal laws and regulations established by the Office of Foreign Assets Control, local laws such as the U.K. Bribery Act of 2010 or other local laws that prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.

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

We conduct a large portion of our business in international markets. For the fiscal year ended December 31, 2023, 38.5% of our revenues were denominated in foreign currencies with the primary foreign currency exposures being the Swedish krona, Euro and Chinese yuan. We are exposed to the risk of an increase or decrease in the value of the foreign currencies relative to the U.S. dollar, which could decrease the value of our revenue and increase the value of our expenses and costs when measured in U.S. dollars. These fluctuations could also adversely affect the demand for products and services provided by us. As a result, our results of operation may be influenced by the effects of future exchange rate fluctuations and such effects may have an adverse impact on our common stock price.

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

Our business, financial condition and results from operations could be adversely affected by disruptions in the global economy caused by geopolitical events, such as the ongoing conflicts between Russia and Ukraine and Israel and Palestine.

Global conflicts could increase costs and limit availability of fuel, energy, and other resources we depend upon for our business operations. For example, while we do not operate in Russia or Ukraine, the increasing tensions between the United States and Russia and the other effects of the ongoing conflict of Ukraine, have resulted in many broader economic impacts such as the United States and European Union imposing sanctions and bans against Russia and Russian products imported into the United States and Europe, respectively. Such sanctions and bans have impacted and may continue to impact commodity pricing such as fuel and energy costs, making it more expensive for us and our partners to deliver products to our customers. Further sanctions, bans or other economic actions in response to the ongoing conflict between Russia and Ukraine or in response to any other global conflict such as the ongoing conflict between Israel and Palestine, could result in, among other things, cyber-attacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflict could heighten many of our known risks described in this section.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. If any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. We have a banking relationship with SVB and hold cash, cash equivalents and marketable securities of $0.1 million as of December 31, 2023 in SVB depository accounts to cover short-term operational payments. While we have not experienced any losses in such accounts, the recent failure of SVB caused us to utilize our accounts at other financial institutions in order to mitigate potential operational risks stemming from the temporary inability to access funds in our SVB operating accounts. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

The market price of our common stock, like that of the common stock of many other companies with similar market capitalizations, is highly volatile. The stock market in general, and the market for life sciences, biotechnology and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of specific companies, the conflict in Ukraine and Israel, and rising inflation and interest rates in the United States, which have resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions, may adversely affect the market price of our common stock, regardless of our actual operating performance.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud. If we identify a material weakness in our internal control over financial reporting, our ability to meet our reporting obligations and the trading price of our stock could be negatively affected.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. In addition, we are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met, including objectives that may involve our reliance on third-party advisors and professionals. If we, or our independent registered public accounting firm, determine that our internal control over financial reporting are not effective, discover areas that need improvement in the future or discover a material weakness, these shortcomings could have an adverse effect on our business and financial results, and the price of our common stock could be negatively affected. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors.

If we cannot conclude that we have effective internal control over our financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified opinion regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could lead to a decline in our stock price. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the Securities and Exchange Commission, the Nasdaq Global Select Market or other regulatory authorities.

We have previously implemented several significant enterprise resource planning (“ERP”) modules and expect to implement additional ERP modules in the future. The implementation of the ERP system represents a change in our internal control over financial reporting. Although we continue to monitor and assess our internal controls in the new ERP system environment as changes are made and new modules are implemented, and we have taken additional steps to modify and enhance the design and effectiveness of our internal control over financial reporting, there is a risk that deficiencies may occur that could aggregate to a material weakness.

As discussed below in Part II, Item 9A, “Controls and Procedures,” of this report, we identified a material weakness in our internal control over financial reporting related to the accounting for deferred income taxes on the December 2023 exchange of a portion of our 2019 Notes and issuance of our 2023 Notes. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

We have designed and are implementing a remediation plan for the material weakness. However, we may not be successful in remediating this material weakness in the near-term, or at all, particularly in light of the infrequency with which we are likely to undertake the types of transactions that could test our remediation efforts, or be able to identify and remediate any additional control deficiency, including any material weakness, that may arise in the future. If we fail to remediate the material weakness or any future deficiencies or fail to otherwise maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our operating results or financial condition and could prevent us from preparing and filing financial statements within required time periods.

Risks Related to Our Charter and Bylaws

Anti-takeover provisions in our charter documents, certain of our contracts with third parties, and under Delaware law could make an acquisition of us, even one that may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and by-laws may delay or prevent an acquisition of us or a change in our management. These provisions include the ability of our Board to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us. Although we believe these provisions collectively provide for an opportunity to obtain greater value for stockholders by requiring potential acquirers to negotiate with the Board, they would apply even if an offer rejected by our board was considered beneficial by some stockholders. Additionally, certain of our contracts with third parties allow for termination upon specified change of control transactions. Anti-takeover provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of the Board, which is responsible for appointing the members of our management, and anti-takeover or change of control contract termination rights may frustrate or prevent any attempts by a third-party to acquire or attempt to acquire us.

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

Investor advocacy groups, certain institutional investors, investment funds, other market participants and other stakeholders have focused increasingly on the Environmental, Social and Governance (“ESG”) practices of companies, including those associated with climate change. These parties have placed increased importance on the importance on the implications of the social cost of their investments. If our ESG practices do not meet investor or other industry stakeholder expectations and standards, which continue to evolve, our reputation and associate retention may be negatively impacted based on an assessment of our ESG practices. Any sustainability disclosures we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption, or that we may not sufficiently communicate our ESG practices sufficiently to stakeholders. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. In addition, investors may decide to refrain from investing in us as a result of their assessment of our approach to and consideration of the ESG factors.

In addition, we face physical risks associated with climate change. These physical risks include risks to our manufacturing and supply chain from flooding, severe storms, wildfires, droughts or extreme temperatures, all of which could increase costs and impair our ability to meet customer demands in a timely manner. To date, we have not experienced material losses or disruptions to our operations related to climate change, and we do not anticipate that these risks will have a material impact to our Company in the near term.

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

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA's Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet known.

Additionally, the federal government and individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through the U.S. Food and Drug Administration’s (“FDA's”) accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislation measures to control drug costs.

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

For example, the European Union's and United Kingdom’s General Data Protection Regulations impose significant requirements on how we collect, process and transfer personal data, as well as significant regulatory penalties and legal liability for non-compliance. Complying with these laws may impose significant costs or otherwise require us to divert resources or implement changes to our business processes, and any actual or perceived non-compliance could result in significant penalties, claims and reputational damage.

Additionally, we face risks from evolving and uncertain privacy standards in our industry. For example, the California Privacy Rights Act imposes additional obligations on companies covered by the legislation and will significantly modify the California Consumer Privacy Act by expanding consumers’ rights with respect to certain sensitive personal information. The law also created a new regulatory agency in California and that agency’s finalized and proposed regulations are continuing to change the standard of privacy protection we are required to meet. More than a dozen other states, including Virginia, Colorado and Connecticut, have passed similar privacy laws that are or will be implemented and enforced by various state regulators.

In addition, federal and state legislators and regulators are imposing new and heightened protections for health and other sensitive information that could impact our business. For example, the Federal Trade Commission (“FTC”) has imposed stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information, and has expanded the application of its Health Breach Notification Rule. Washington’s My Health My Data Act requires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion, and provides for robust enforcement mechanisms, including enforcement by the state attorney-general and by litigants through a private right of action for consumer claims. These current and future data privacy laws and regulations may require us to modify our data collection or processing practices and policies, incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement, reputational damage, and/or litigation.

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

While we continue to obtain patent grants directed towards Protein A, other patent grants directed towards Protein A have expired, and as a result, we may face increased competition, which could harm our results of operations, financial condition, cash flow and future prospects.

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

We expect a portion of our future revenue growth to come from introducing new bioprocessing products, including line extensions and new features for our OPUS® disposable chromatography columns, our XCell ATF system, our SIUS® tangential flow filtration (“TFF”) cassettes, our Spectrum® hollow fiber modules TFF line of cassettes, our process analytics products and our growth factors. The commercial success of all of our products will depend upon their acceptance by the life science and biopharmaceutical industries. Many of the bioprocessing products that we are developing are based upon new technologies or approaches. As a result, there can be no assurance that these new products, even if successfully developed and introduced, will be accepted by customers. If customers do not adopt our new products and technologies, our results of operations may suffer and, as a result, the market price of our common stock may decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Governance Related to Cybersecurity Risks

Our Board of Directors (“Board”) holds overall oversight responsibility for the Company’s strategy and risk management, including in relation to cybersecurity risks. Our Board exercises its oversight function through the Audit Committee, which oversees the management of risk exposure across various areas, including data security risks, in accordance with its charter. The Audit Committee receives quarterly reports from our Chief Information Officer (“CIO”) on the status of the Company’s cybersecurity program, including measures implemented to monitor and address cybersecurity risks and threats, as appropriate.

Under the leadership of our general counsel, we have constituted an enterprise risk management committee (“ERMC”) composed of senior management, including the CIO and other senior executives. The ERMC monitors and oversees risk areas that potentially could pose a high impact to the business, and cybersecurity currently is one of the ERMC’s priority focus areas. The ERMC reports on our top identified risks and steps to address those risks to the full Board on a semi-annual basis.

Our IT Infrastructure & Operations team manages the day-to-day administration of our cybersecurity program. We also work with a managed security service provider to monitor for vulnerabilities and threats, which are reported to the IT Infrastructure & Operations team and up to the CIO and other members of senior management, where appropriate. We engage employees in our cybersecurity efforts through a quarterly process for employees to complete security and awareness training as well as periodic simulated phishing campaigns. We also conduct specific training and tabletop exercises for key personnel involved in cybersecurity risk management.

Cybersecurity Risk Management and Strategy

We maintain a cybersecurity program, which is informed by industry standards, that includes processes for identification, assessment, and management of cybersecurity risks. We conduct periodic risk assessments, including with support from external vendors, to assess our cyber program, identify areas of enhancement, and develop strategies for the mitigation of cyber risks. We also conduct regular security testing and have established a vulnerability management process supported by security testing, for the treatment of identified security risks based on severity. Third-parties that access, process, collect, share, create, store, transmit or destroy our information or have access to our systems may have additional contractual controls.

Our IT Infrastructure & Operations team is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks through various means, including by leveraging managed security service providers and other third-party security software and technology services. In addition, we institute processes and technologies for the monitoring of security alerts from internal parties and external resources, including from information security research sources. We also have implemented processes and technologies for network monitoring and data loss prevention procedures.

We maintain processes to inform and update management and, as needed, the Audit Committee, about security incidents that may pose a significant risk for the business, as applicable. Although risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats and security incidents relating to our and our third party vendors’ information systems. See Item 1A, ”Risk Factors,” to this report for more information.

ITEM 2. PROPERTIES

Our material office, manufacturing and warehouse leases are detailed below:

Location	Square Feet		Principal Use	Lease Expiration
Waltham, Massachusetts	182,243		Corporate headquarters, manufacturing, research and development, marketing and administrative offices	October 31, 2030
Marlborough, Massachusetts	130,700		Manufacturing operations	November 30, 2033
Rancho Dominguez, California	68,908		Manufacturing, research and development, marketing and administrative operations	July 15, 2035
Toulouse, France	67,285	(1)	Manufacturing and administrative operations	March 31, 2032
Lund, Sweden	65,240		Manufacturing and administrative operations	December 31, 2026
Hopkinton, Massachusetts	64,000		Manufacturing, assembly site	July 13, 2034
Bridgewater, New Jersey	57,739		Manufacturing and administrative operations	February 1, 2034
Compton, California	54,060		Warehouse	May 31, 2029
Waterford, Ireland	50,311		Manufacturing, administrative operations and assembly site	January 31, 2037
Clifton Park, New York	34,386		Manufacturing operations	November 30, 2029
Lebanon, New Hampshire	31,313		Research and development and administrative operations	July 31, 2026

(1)
On April 1, 2023, we expanded our space in Toulouse, France by approximately 4,000 square feet for additional office and warehouse space.

The Company entered into a lease agreement to lease approximately 76,000 square feet of office, manufacturing and storage space in Jüri, Estonia. The Company gained access to the space and the right to control the use of the space was conveyed effective January 1, 2024.

In addition to the above, the Company also entered into a lease agreement to lease approximately 139,000 square foot of primarily warehouse space in Shrewsbury, Massachusetts. The Company gained access to the space and the right to control the use of the space was conveyed effective February 1, 2024.

During the year ended December 31, 2023, we incurred total rental costs for all facilities of $25.1 million.

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

Stockholders and Dividends

As of February 16, 2024, there were 259 stockholders of record of our common stock. We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations. Any future determination as to the payment of dividends will be at the sole discretion of our Board of Directors (“Board”) and will depend on our financial condition, results of operations, capital requirements and other factors the Board deems relevant.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2023, regarding shares of common stock that may be issued under the Company’s equity compensation plans, consisting of the Amended and Restated 2012 Stock Option and Incentive Plan and the 2018 Stock Option and Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,123,450	(1)	$85.97	(2)	1,671,408

(1)
Includes 649,130 shares of common stock issuable upon the exercise of outstanding options and 474,320 shares of common stock issuable upon the vesting of stock units, which include restricted stock units and performance stock units. No shares of restricted stock are outstanding.
(2)
Since stock units do not have any exercise price, such units are not included in the weighted average exercise price calculation.

Stock Performance Graph

The graph below matches Repligen Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Nasdaq Composite index, the Nasdaq Pharmaceutical index, and the Nasdaq Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2018 to December 31, 2023. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Repligen Corporation, the Nasdaq Composite Index,

the Nasdaq Pharmaceutical Index and the Nasdaq Biotechnology Index

Issuer Purchases of Equity Securities

In June 2008, the Board authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions (the “2008 Share Repurchase Program”). The 2008 Repurchase Program has no set expiration date and may be suspended or discontinued at any time. We did not repurchase any shares of common stock under the 2008 Repurchase Program during the year ended December 31, 2023. In prior years, we repurchased a total of 592,827 shares, leaving 657,173 shares remaining under this authorization.

In December 2023, the Board authorized and approved a stock repurchase, separate from the 2008 Share Repurchase Program, of up to $25.0 million of our common stock concurrent with the issuance of $600.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (“2023 Notes”). See Note 14, “Convertible Senior Notes,” included in this report for more information on the issuance. We used $14.4 million of the proceeds from the issuance of the 2023 Notes to repurchase 92,090 shares at a price of $156.22, including transaction costs, to offset the impact of dilution from the issuance of 2023 Notes and equity compensation programs as well as to reduce our outstanding share count (“2023 Share Repurchase Program”). We have elected to retire the shares repurchased to date under the 2023 Share Repurchase Program. Retired shares become part of the pool of authorized but unissued shares. The purchase price of the retired shares in excess of par value, including transaction costs, is recorded as a decrease to additional paid-in capital in our consolidated balance sheets as of December 31, 2023.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information pertaining to fiscal years 2022 and 2021 was included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2022, on pages 37 through 53 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the Securities and Exchange Commission on February 22, 2023.

Repligen and its subsidiaries, collectively doing business as Repligen Corporation (“Repligen”, “we”, “our”, or “the Company”) is a global life sciences company that develops and commercializes highly innovated bioprocessing technology and systems that increase efficiencies and flexibility in the process of manufacturing biological drugs.

As the overall market for biologics continues to grow and expand, our customers – primarily large biopharmaceutical companies and contract development and manufacturing organizations and other life sciences companies (integrators) – face critical production cost, capacity, quality and time pressures. Built to address these concerns, our products help set new standards for the way biologics are manufactured. We are committed to inspiring advances in bioprocessing as a trusted partner in the production of critical biologic drugs – including monoclonal antibodies (“mAbs”), recombinant proteins, vaccines and cell and gene therapies (“C&GT”) – that are improving human health worldwide. Increasingly, our technologies are being implemented to overcome challenges in processing plasmid DNA (a starting material for the production of mRNA) and gene delivery vectors such as lentivirus and adeno-associated viral vectors. For more information regarding our business, products and acquisitions, see above sections in Part I, Item 1. "Business" including “Overview”, “Our Products”, “2023 Acquisitions”, “2021 Acquisitions” and “Our Market Opportunity” sections therein.

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

We have experienced, and expect to continue to experience, cost inflation, primarily in raw materials, and other supply chain costs, as a result of global macroeconomic trends, including global geopolitical conflicts and labor shortages. Actions taken to mitigate supply chain disruptions and inflation, including price increases and productivity improvements, have generally been successful in offsetting the impact of these trends. In addition, decreasing demand for vaccines for the COVID-19 pandemic, including all subsequent variants of the SARS-CoV-1 coronavirus (“COVID-19”) is driving a reduction in future demand of our products related to these vaccines. We expect that these trends will continue to impact our results for 2024 as well.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in the notes to our consolidated financial statements, we have identified the policies and estimates below as being critical to our business operations and the understanding of our results of operations. These policies require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The impact of and any associated risks related to these policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” specifically in the “Results of Operations” section, where such policies affect our reported and expected financial results. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Revenue recognition

We generate revenue from the sale of bioprocessing products, equipment devices, and related consumables used with these equipment devices to customers in the life science and biopharmaceutical industries. Under Accounting Standards Codification No. (“ASC”) 606, “Revenue from Contracts with Customers,” revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer (“transaction price”). To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, we do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. None of our contracts contained a significant financing component as of December 31, 2023.

Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. We determine standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

We recognize product revenue under the terms of each customer agreement upon transfer of control to the customer, which occurs at a point in time.

Shipping and handling fees are recorded as a component of product revenue, with the associated costs recorded as a component of cost of product revenue in our consolidated statements of comprehensive income.

Allowance for credit losses

We evaluate our global accounts receivable through a continuous process of assessing our portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, financial condition of our customers, and whether the receivables involve retainages. We also consider the economic environment of our customers, both from a marketplace and geographic perspective, in evaluating the need for an allowance. Based on our review of these factors, we establish or adjust allowances for specific customers. Credit losses can vary substantially over time and the process involves judgment and estimation that require a number of assumptions about matters that are uncertain. Accordingly, our results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts. See Note 8, “Credit Losses,” to our consolidated financial statements included in this report for more information.

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

A change in the estimated timing or amount of demand for our products could result in additional provisions for excess inventory quantities on hand. Any significant unanticipated changes in demand or unexpected quality failures could have a significant impact on the value of inventory and reported operating results. In 2023, we recorded a $23.6 million in inventory adjustments, which included the impact of the Company discontinuing the sale of certain product SKUs and the impact of having proactively secured materials during the 2020-2022 COVID-19 pandemic period (the “COVID-19 Period”) to meet accelerated demand during a challenging supply chain environment in the industry. Where demand has reduced, finished goods and raw materials, whose value exceeded the projected requirements to be used before reaching their expiration date, were adjusted down to their net realizable value. In addition, these adjustments include inventory that could not be repurposed as a result of the closing of manufacturing facilities and production lines as part of the Company's restructuring activities during 2023.

Business combinations

Total consideration transferred for acquisitions is allocated to the tangible and intangible assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets and deferred revenue obligations. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of comprehensive income. The Company estimates the fair value of the contingent consideration earnouts using the Monte Carlo Simulation and updates the fair value of the contingent consideration at each reporting period based on the estimated probability of achieving the earnout targets and applying a discount rate that captures the risk associated with the expected contingent payments. To the extent that our estimates change in the future regarding the likelihood of achieving these targets, we may need to record material adjustments to our accrued contingent consideration. Such changes in the fair value of contingent consideration are recorded as contingent consideration in our consolidated statements of comprehensive income. We recorded a net decrease to the fair value of the contingent consideration obligations for the twelve months ended December 31, 2023 of ($30.6) million primarily related to the change in estimated contingent consideration obligations from the acquisition of Avitide, Inc. (“Avitide”) in September 2021.

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

Intangible assets and goodwill

Intangible assets

Intangible assets with a definite life are amortized over their useful lives using the straight-line method and the amortization expense is recorded within cost of product revenue, R&D and selling, general and administrative expense in the consolidated statements of comprehensive income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist, that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its definite-lived intangible assets are recoverable at December 31, 2023.

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

We operate as one reporting unit. We performed a qualitative assessment for our reporting unit as of December 31, 2023, 2022 and 2021. Based on the assessment, we concluded that it was more likely than not that the estimated fair value of our reporting unit for 2023, 2022 and 2021 was higher than its carrying value for such years, and that the performance of the quantitative impairment test was not required. Therefore, no impairment was required for any of the periods presented.

We have historically tested for impairment on our goodwill annually as of our measurement date of December 31st pursuant to Company policy. Subsequent to the 2023 annual impairment test, which was completed on December 31, 2023, we voluntarily changed our annual impairment assessment date from December 31st to October 1st, the first day of our fourth quarter, beginning on October 1, 2024. The change is being made to better align the annual impairment assessment date with our annual planning and budgeting process as well as the long-term planning and forecasting process. We have determined that this voluntary change in accounting principle is preferable and will not impact our consolidated financial statements nor is it being done to accelerate, avoid or trigger an impairment charge. This change is not going to be applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Therefore, the change will be applied prospectively.

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

Debt accounting

In December 2023, we issued $600.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (“2023 Notes”) in a private placement pursuant to separate, privately negotiated exchange and subscription agreements (the “Exchange and

Subscription Agreements”) with a limited number of holders of our outstanding 0.375% Convertible Senior Notes due 2024 (“2019 Notes”) and certain other qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Pursuant to the Exchange and Subscription Agreements, we exchanged $217.7 million of our 2019 Notes for $309.9 million aggregate principal amount of the 2023 Notes (the “Exchange Transaction”) and issued $290.1 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the “Subscription Transactions”) for cash. Immediately following the closing of the aforementioned transactions, $69.7 million in aggregate principal amount of the 2019 Notes remained outstanding.

We evaluated the Exchange Transaction and determined approximately $29.6 million of the $217.7 million principal of the exchanged 2019 Notes were accounted for as extinguishments of debt and approximately $188.1 million were accounted for as modification of debt. As a result, we recognized a $12.7 million loss on extinguishment of debt in our consolidated statements of comprehensive income for the year ended December 31, 2023. This included unamortized debt issuance costs related to the extinguished 2019 Notes. Under modification accounting, the carrying amount of the modified 2019 Notes was reduced by $2.8 million, with the offset going to additional paid-in capital, to account for the increase in fair value of the embedded conversion option in the modification. The increase in principal, along with the increased option value, totaling $82.1 million, is reflected as a debt discount and is a direct reduction from the carrying value of the debt on our consolidated balance sheets. This amount will be accreted as an adjustment to interest expense using the effective interest method and will accrete up to the full face value of the 2023 Notes of $600.0 million.

Proceeds from the Subscription Transactions amounted to $276.1 million after debt issuance costs of $14.0 million. The exchange resulted in $6.2 million of the debt issuance costs related to the modified notes to be recorded to amortization of debt issuance costs in our 2023 consolidated statement of comprehensive income under the rules of modification accounting. The remaining debt issuance costs of $7.8 million as well as $0.7 million of unamortized costs carried over from the 2019 Notes at the exchange date, were capitalized within long-term debt (as a contra-liability) in our consolidated balance sheets as of December 31, 2023 and will be amortized as an adjustment to amortization of debt issuance costs over the five-year term of the 2023 Notes in our consolidated statement of comprehensive income. The carrying value of the 2023 Notes of $510.1 million is included in long-term debt on our consolidated balance sheets as of December 31, 2023.

Prior to the close of business on the business day immediately preceding September 15, 2028, the 2023 Notes will be convertible at the option of the holders of 2023 Notes only upon the satisfaction of specified conditions and during certain periods into cash up to their principal amount, and into cash, shares of the Company's common stock or a combination of cash and the Company's common stock, at the Company's election, for the conversion value above the principal amount, if any. Thereafter until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2023 Notes will be convertible at the options of the holders of 2023 Notes at any time regardless of these conditions. The Company may redeem for cash, all or a portion of the 2023 Notes, at its option, on or after December 18, 2026 and prior to the 21st scheduled trading day immediately preceding the maturity date at a redemption price of 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date, if certain conditions are met in accordance to the indenture.

Our short-term debt balance is related to our 2019 Notes, which were issued in July 2019. Prior to the adoption of Accounting Standards Update No. (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)”, the 2019 Notes were carried at their principal amount less unamortized debt discount and unamortized debt issuance costs. We had accounted for our convertible notes as separate liability and equity components prior to the adoption of 2020-06. We estimated the carrying amount of the liability component by estimating the fair value of a similar liability that did not have an associated conversion feature. The Company allocated transaction costs related to the issuance of convertible notes to the liability and equity components using the same proportions as the initial carrying value of the convertible notes. The carrying value of the equity component was calculated by deducting the carrying value of the liability component from the principal amount of the convertible notes as a whole. The difference represented a debt discount that, prior to the adoption of ASU 2020-06, was amortized to interest expense in our consolidated statements of comprehensive income over the term of the convertible notes using the effective interest rate method. We assessed the equity classification of the cash conversion feature quarterly. We allocated transaction costs related to the issuance of the 2019 Notes to the liability and equity components using the same proportions as the initial carrying value of the 2019 Notes. Effective January 1, 2022, the Company adopted ASU 2020-06. After adoption, the Company now accounts for the 2019 Notes as a single liability measured at amortized cost. See Note 14, “Convertible Senior Notes,” to our consolidated financial statements included in this report for more information on our adoption of ASU 2020-06.

During the fourth quarter of 2023, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the remaining $69.7 million aggregate principal amount of 2019 Notes are convertible at the option of the holders of the 2019 Notes during the first quarter of 2024, the quarter immediately following the quarter when conditions are met, as stated in the terms of the 2019 Notes. These conditions have been met since the third quarter of 2020. Since the 2019 Notes mature within one year of the report date, we classify the carrying value of the 2019 Notes of $69.5 million as current liabilities on our consolidated balance sheets as of December 31, 2023.

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

The fair value for stock units, which include restricted stock units and performance stock units, is calculated using the closing price of the Company’s common stock on the date of grant. We recognize compensation expense on awards that vest based on service conditions on a straight-line basis over the requisite service period based upon the number of options that are ultimately expected to vest, and accordingly, such compensation expense has been adjusted by an amount of estimated forfeitures. We recognize compensation expense on awards that vest based on performance conditions following our assessment of the probability that the performance condition will be achieved over the service period. Forfeitures represent only the unvested portion of surrendered options, restricted stock units and performance stock units. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on an analysis of historical data, we have calculated an 8% annual forfeiture rate for non-executive level employees, a 3% annual forfeiture rate for executive level employees, and a 0% forfeiture rate for non-employee members of the Board of Directors (“Board”), which we believe are reasonable assumptions to estimate forfeitures. However, the estimation of forfeitures requires significant judgment and, to the extent actual results or updated estimates differ from our current estimates, a cumulative adjustment to stock-based compensation expense will be recorded in the period estimates are revised.

For the years ended December 31, 2023, 2022 and 2021, we recorded stock-based compensation expense of $25.6 million, $27.3 million and $27.5 million, respectively, for share-based awards granted under all of the Company’s stock plans.

As of December 31, 2023, there was $63.8 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.84 years. We expect 2,185,873 unvested options and stock units to vest over the next five years.

Income taxes

Deferred taxes are determined based on the difference between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate our tax position on a quarterly basis. We also accrue for potential interest and penalties related to unrecognized tax benefits in income tax expense. We are subject to a territorial tax system under the Tax Cuts and Jobs Act enacted in December 2017, in which we are required to provide for tax on

Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. We adopted an accounting policy to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense.

In addition, we are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service and other domestic and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from such examinations. We believe such estimates to be reasonable; however, the final determination of any of these examinations could significantly impact the amounts provided for income taxes in our consolidated financial statements.

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

Revenues

Total revenues for years ended December 31, 2023 and 2022 were comprised of the following:

	For the Years Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:
Product	$638,381	$801,183	$(162,802)	(20.3%)
Royalty and other income	383	353	30	8.5%
Total revenue	$638,764	$801,536	$(162,772)	(20.3%)

Product revenues

Since 2016, we have been increasingly focused on selling our products directly to customers in the pharmaceutical industry and to our contract manufacturers. These direct sales have represented 85.8% of our total product revenue during 2023 compared to 87.8% of our total product revenue in 2022. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

Product revenues were comprised of the following:

	For the Years Ended December 31,
	2023(1)	2022
	(Amounts in thousands)
Filtration products	$347,781	$495,930
Chromatography products	126,629	131,680
Process analytics products	56,820	53,512
Proteins products	103,463	114,320
Other	3,688	5,741
Total product revenue	$638,381	$801,183

(1)
2023 revenue for filtration products includes revenue related to FlexBiosys, Inc. (“FlexBiosys”) from April 17, 2023, as well as Metenova Holding AB (“Metenova”) from October 2, 2023.
(2)
2021 revenue for filtration products includes revenue related to Polymem S.A. (“Polymem”) from July 1, 2021, as well as BioFlex Solutions LLC (“BioFlex”) and Newton T&M Corp (“NTM”) from December 16, 2021 through December 31, 2021. 2021 revenue for proteins products includes revenue related to Avitide from September 20, 2021 through December 31, 2021.

Revenue from the sale of our products which make up our filtration, chromatography, process analytics and proteins franchises comes from the sale of a number of products as described in Part I, Item 1. “Business - Our Products” of this report. Other revenue primarily consists of revenue from the sale of our operating room products to hospitals as well as freight revenue.

For 2023, product revenue decreased by $162.8 million, or 20.3%, as compared to 2022. This is mainly due to a decrease in revenue from programs related to COVID-19 as customers’ inventory has reduced at a slower pace than initially expected, which has primarily affected revenue from sales of our filtration products. Partially offsetting these revenue declines in 2023, as compared to 2022, were price increases and strong performances within our chromatography and process analytics franchises, specifically from chromatography systems and flowpaths, as well as slope spectroscopy, consumables and service. The impact of our acquisitions of FlexBiosys and Metenova also increased revenue in 2023, as compared to 2022.

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

Costs and operating expenses

Total costs and operating expenses for the years ended December 31, 2023 and 2022 were comprised of the following:

	For the Years Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Cost of product revenue	$353,922	$345,830	$8,092	2.3%
Research and development	42,722	43,936	(1,214)	(2.8)%
Selling, general and administrative	218,113	215,829	2,284	1.1%
Contingent consideration	(30,569)	(28,729)	(1,840)	6.4%
Total costs and operating expenses	$584,188	$576,866	$7,322	1.3%

Cost of product revenue

In 2023, cost of product revenue increased $8.1 million, or 2.3%, compared to 2022, primarily due to restructuring charges, including $23.6 million in inventory adjustments to reflect inventory at net realizable value, a $3.8 million charge for accelerated depreciation on equipment related to manufacturing facilities closed and $3.0 million in severance and other charges during 2023 as a result of our restructuring activities, which commenced in July 2023. See Note 5, “Restructuring Plan” of this report for more information on the restructuring activities to simplify and streamline our organization and strengthen our overall effectiveness of our operations (“Restructuring Plan”). Our restructuring activities include consolidating a portion of our manufacturing facilities between certain U.S. locations, discontinuing the sale of certain product SKUs, and evaluating the fair value of finished goods and raw materials secured during the COVID-19 Period to meet increasing demand during a challenging supply chain environment in the industry. Where demand has reduced, finished goods and raw materials, whose value exceeded the projected requirements to be used before reaching their expiration date, were written down to their net realizable value. The inventory adjustments include reserved values which may be recoverable in future periods, if salvageable. Also contributing to the increase in cost of product revenue is cost inflation, primarily in raw materials as well as freight charges due to fuel costs and carrier market conditions in 2023, compared to 2022. Also, our occupancy costs and depreciation expense increased during 2023, as compared to 2022, due to expanded facilities and manufacturing equipment being placed into service towards the end of 2022 and throughout 2023. These increases were partially offset by a decrease in costs associated with lower revenue as well as a decrease in employee-related costs not related to the restructuring activities in 2023, as compared to 2022.

Gross margin was 44.6% in 2023, compared to 56.9% in 2022. The reduction in gross margin in 2023 as compared to 2022, is primarily due to restructuring activities as noted above during 2023 to simplify and streamline our organization and strengthen the overall effectiveness of our operations for which there were no comparable costs in 2022. In addition, lower margins were a result of lower overall sales and production volumes, and a change in product mix, where we saw a significant decline in revenue associated with higher-margin consumable products due to the decrease in COVID-19 vaccine demand. We also experienced an increase in manufacturing costs from an increase in occupancy costs due to added capacity and an increase in depreciation expense.

Research and development expenses

R&D expenses are related to bioprocessing products, which include personnel, supplies and other research expenses. Due to the fact that these various programs share personnel and fixed costs, we do not track all of our expenses or allocate any fixed costs by program, and therefore, have not provided historical costs incurred by project.

R&D expenses decreased $1.2 million, or 2.8%, during 2023, compared to 2022. The decrease during the periods is primarily due to a decrease in occupancy costs for facilities where R&D work is performed, which more than offset the increase in employee-related costs, depreciation expense and spending on new product development during 2023, as compared to 2022.

R&D expense also includes payments made to expand our proteins product offering through our development agreement with Navigo Proteins GmbH (“Navigo”). Such expenses were $3.8 million in 2023, $2.6 million in 2022 and $2.3 million in 2021 in the form of milestone payments to Navigo.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts, including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

SG&A costs increased by $2.3 million, or 1.1%, in 2023, as compared to 2022 primarily due to an increase in SG&A costs related to the operations of FlexBiosys and Metenova, which have been included in our results of operations since their acquisition dates in April 2023 and October 2023, respectively. In addition, there were $1.7 million in one-time costs incurred from restructuring activities during 2023, for which there were no comparable costs in 2022. Partially offsetting this increase was a decrease in the amount of commissions paid out resulting from lower revenue and a decrease in employee-related costs.

Contingent consideration

Contingent consideration represents the change in fair value of the contingent consideration obligation included in current and noncurrent contingent consideration on the consolidated balance sheets as of the end of each period. Remeasurement of the contingent consideration obligation is done each quarter and the carrying value of the obligation is adjusted to the current fair value through our consolidated statements of comprehensive income. In 2023, 2022 and 2021, actual and expected results and a change in market inputs used to calculate the discount rate, resulted in adjustments to the fair value of the contingent consideration obligation for the years ended December 31, 2023, 2022 and 2021 of ($30.6) million, ($28.7) million and $5.9 million, respectively.

Other income (expenses), net

The table below provides detail regarding our other income (expenses), net:

	For the Years Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Investment income	$24,135	$6,978	$17,157	245.9%
Interest expense	(1,951)	(1,162)	(789)	67.9%
Loss on extinguishment of debt	(12,676)	—	(12,676)	100.0%
Amortization of debt issuance costs	(8,075)	(1,815)	(6,260)	344.9%
Other income (expenses)	8,123	(9,531)	17,654	(185.2)%
Total other income (expenses), net	$9,556	$(5,530)	$15,086	(272.8)%

Investment income

Investment income includes income earned on invested cash balances. Our investment income increased by $17.2 million in 2023, as compared to 2022 due to an increase in interest rates on higher average invested cash balances since December 31, 2022, as well as interest earned on U.S. treasury bills purchased at the end of 2022.

Interest expense

Interest expense in 2023 is primarily from contractual coupon interest on the convertible debt outstanding as of December 31, 2023. On December 14, 2023, we entered into a privately negotiated exchange and subscription agreement with certain holders of the 2019 Notes and certain new investors pursuant to which we issued $600.0 million aggregate principal amount of the 2023 Notes. Interest expense in 2023 includes $1.0 million of interest on the 2019 Notes, compared to $1.1 million of interest expense on the 2019 Notes in 2022. Interest expense in 2023 also includes $0.3 million of contractual coupon interest on the 2023 Notes for which there were no comparable amounts in 2022 as well as $0.6 million in accretion of the $82.1 million debt discount on the modified notes, which includes the accretion of an increase in principal and the accretion of increased fair value of the conversion option in 2023, for which there were no comparable costs in 2022. See Note 14, “Convertible Senior Notes,” to our consolidated financial statements included in this report for more information on this transaction.

Loss on extinguishment of debt

In 2023, as part of the Exchange Transaction, we exchanged $217.7 million in aggregate principal amount of the 2019 Notes for $309.9 million in aggregate principal amount of the 2023 Notes. Upon evaluation of the Exchange Transaction, approximately $29.6 million, of the $217.7 million in aggregate principal amount of the 2019 Notes were deemed extinguished. As a result, we recorded a $12.7 million loss on extinguishment of debt in our consolidated statements of comprehensive income in 2023, which includes a $12.6 million write-off for the increase in principal of the converted notes being extinguished and a $0.1 million write-off of unamortized debt issuance costs related to the converted notes being extinguished.

Amortization of debt issuance costs

Transaction costs related to the issuance of the 2019 Notes and the 2023 Notes are amortized to amortization of debt issuance costs on the consolidated statements of comprehensive income. Amortization of debt issuance costs increased during 2023, as compared to 2022. Under ASC 470, “Debt”, any third-party costs directly related to the modification or exchange are expensed as incurred. Therefore, in 2023, we recorded $6.4 million to amortization of debt issuance costs in accordance to this guidance, which included $6.2 million of debt issuance costs directly related to the modified notes and $0.2 million of amortization of the capitalized debt issuance costs.

Other income (expenses), net

The changes in other expenses, net in 2023, as compared to 2022, is primarily attributable to realized and unrealized foreign currency gains and losses related to transactions with customers and vendors, as well as the revaluation impact of intercompany loans with subsidiaries.

Income tax provision

Income tax provision for the years ended December 31, 2023 and 2022 was as follows:

	For the Years Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision	$22,555	$33,181	$(10,626)	(32.0)%
Effective tax rate	35.2%	15.1%

For 2023, we recorded an income tax provision of $22.6 million. The effective tax rate was 35.2% for 2023 and is based upon the income for the year ended December 31, 2023 and the composition of income in different jurisdictions. The difference in effective tax rates between 2023 and 2022 was primarily due to a loss on extinguishment of debt and a debt discount basis difference, partially offset by increased benefits from business tax credits and nontaxable contingent consideration. Our effective tax rate for 2023 was higher than the U.S. statutory rate of 21% primarily due to a debt discount basis difference partially offset by business tax credits and nontaxable contingent consideration.

Non-GAAP Financial Measures

In addition to our key financial metrics presented above, we provide non-GAAP adjusted income from operations, adjusted net income and adjusted EBITDA as supplemental measures to accounting principles generally accepted in the United States (“GAAP”) measures regarding our operating performance. These financial measures exclude the items detailed below and, therefore, have not been calculated in accordance with GAAP. A detailed explanation and a reconciliation of each non-GAAP financial measures to its most comparable GAAP financial measure are provided below.

We include this financial information because we believe these measures provide a more accurate comparison of our financial results between periods that more accurately reflects how management reviews its financial results and measures the performance of our ongoing operations for the periods in which such changes incurred. We excluded the impact of certain acquisition-related items and items related to the issuance of our 2023 Notes and 2019 Notes because we believe that the resulting charges do not accurately reflect the performance of our ongoing operations for the period in which such charges are incurred.

Non-GAAP adjusted income from operations

Non-GAAP adjusted income from operations is measured by taking income from operations as reported in accordance with GAAP and excluding inventory step-up charges, acquisition and integration costs, restructuring costs, contingent consideration fair value adjustments and intangible amortization booked through our consolidated statements of comprehensive income. The following is a reconciliation of income from operations in accordance with GAAP to non-GAAP adjusted income from operations for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
	(Amounts in thousands)
GAAP income from operations	$54,576	$224,670
Non-GAAP adjustments to income from operations:
Inventory step-up charges	1,238	—
Acquisition and integration costs	5,861	9,253
Restructuring costs(1)	32,200	—
Contingent consideration	(30,569)	(28,729)
Intangible amortization	30,981	27,016
Non-GAAP adjusted income from operations	$94,287	$232,210

Non-GAAP adjusted net income and adjusted earnings per share

Non-GAAP adjusted net income and adjusted earnings per share is measured by taking net income as reported in accordance with GAAP and excluding inventory step-up charges, acquisition and integration costs, restructuring costs, contingent consideration fair value adjustments, intangible amortization, loss on extinguishment of debt, non-cash interest expense, amortization of debt issuance costs, foreign currency impact of certain intercompany loans and the tax effects on these items. The following are reconciliations of net income and fully diluted earnings per share in accordance with GAAP to non-GAAP adjusted net income and adjusted fully diluted earnings per share for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023		2022
		Fully Diluted		Fully Diluted
		Earnings per		Earnings per
	Amount	Share*	Amount	Share*
	(Amounts in thousands, except per share data)
GAAP net income	$41,577	$0.74	$185,959	$3.24
Non-GAAP adjustments to net income:
Inventory step-up charges	1,238	0.02	—	—
Acquisition and integration costs	5,861	0.10	9,514	0.17
Restructuring costs(1)	32,200	0.57	—	—
Contingent consideration	(30,569)	(0.54)	(28,729)	(0.50)
Intangible amortization	30,981	0.55	27,016	0.47
Loss on extinguishment of debt	12,676	0.22	—	—
Non-cash interest expense	620	0.01	—	—
Amortization of debt issuance costs(2)	8,075	0.14	1,815	0.03
Foreign currency impact of certain intercompany loans(4)	(7,743)	(0.14)
Tax effect of non-GAAP charges	3,485	0.06	(7,002)	(0.12)
Non-GAAP adjusted net income	$98,401	$1.75	$188,573	$3.28

* Note that earnings per share amounts may not add due to rounding.

Adjusted EBITDA

Adjusted EBITDA is measured by taking net income as reported in accordance with GAAP, excluding investment income, interest expense, amortization of debt issuance costs, income tax provision, depreciation and amortization, inventory step-up charges, acquisition and integration costs, restructuring costs, contingent consideration fair value adjustments booked through our consolidated statements of comprehensive income, loss on extinguishment of debt and foreign currency impact of certain intercompany loans. The following is a reconciliation of net income in accordance with GAAP to adjusted EBITDA for years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
	(Amounts in thousands)
GAAP net income	$41,577	$185,959
Non-GAAP EBITDA adjustments to net income:
Investment income	(24,135)	(6,978)
Interest expense	1,951	1,162
Amortization of debt issuance costs	8,075	1,815
Income tax provision	22,555	33,181
Depreciation	36,994	23,859
Intangible amortization	31,091	27,126
EBITDA	118,108	266,124
Other non-GAAP adjustments:
Inventory step-up charges	1,238	—
Acquisition and integration costs	5,861	9,514
Restructuring costs(1)(3)	28,384	—
Contingent consideration	(30,569)	(28,729)
Loss on extinguishment of debt	12,676	—
Foreign currency impact of certain intercompany loans(4)	(7,743)	—
Adjusted EBITDA	$127,955	$246,909

(1)
See Note 5, “Restructuring Plan,” in this report, for more information on the restructuring activities in 2023.

(2)
See Note 2, “Summary of Significant Accounting Policies - Earnings Per Share,” in this report, for more information on the effects of adopting ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40),” which we adopted effective January 1, 2022, to these financial statement line items.
(3)
Excludes $3.8 million of accelerated depreciation related to the Restructuring Plan. This amount is included in the depreciation line item of this table.
(4)
In 2023 we recorded foreign currency gains on certain intercompany loans. The impact was recorded to other income (expenses), net in our consolidated statements of comprehensive income.

Liquidity and Capital Resources

We have financed our operations primarily through revenues derived from product sales, the issuance of the 2016 Notes in May 2016, our 2019 Notes in July 2019, the 2023 Notes in December 2023 and the issuance of common stock in our December 2020, July 2019 and May 2019 public offerings. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

At December 31, 2023, we had cash and cash equivalents of $751.3 million compared to cash and cash equivalents of $523.5 million at December 31, 2022. There were no restrictions on cash as of December 31, 2023.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Subsequently, the U.S. Treasury, Federal Reserve and FDIC announced that SVB depositors would have access to all of their money. We have a banking relationship with SVB and hold cash, cash equivalents and marketable securities of $0.1 million as of December 31, 2023 in SVB depository accounts to cover short-term operational payments. While we have not experienced any losses in such accounts, the recent failure of SVB caused us to utilize our accounts at other financial institutions in order to mitigate potential operational risks stemming from the temporary inability to access funds in our SVB operating accounts. As a result of bank failures, such as SVB, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired and could negatively impact the financial institutions with which we have direct arrangements, or the financial services industry or economy in general.

In 2023, we acquired two companies for an aggregate of $186.6 million in cash, net of cash acquired. In connection with the acquisitions, the Company has an obligation to pay up to $52.0 million (undiscounted) in contingent consideration earnout payments in cash over a two-year earnout period beginning January 1, 2023 and ending December 31, 2024). See Note 3, “Fair Value Measurements,” and Note 4, “Acquisitions,” for additional information.

On December 14, 2023, we issued $600.0 million aggregate principal amount of our 2023 Notes in Exchange and Subscription Agreements with a limited number of holders of our outstanding 2019 Notes and certain other investors. Pursuant to the Exchange and Subscription Agreements, we exchanged $217.7 million aggregate principal amount of the 2019 Notes for $309.9 million in aggregate principal amount of the 2023 Notes (the "Exchange Transaction") and issued $290.1 million aggregate principal amount of the 2023 Notes (the "Subscription Transactions") for $290.1 million in cash. Immediately following the closing of the aforementioned transactions, the exchanged 2019 Notes were cancelled and $69.7 million in aggregate principal amount of the 2019 Notes remained outstanding. We evaluated all exchanges and determined approximately $29.6 million of the exchanged notes were accounted for as extinguishment of debt and approximately $188.1 million were accounted for as modification of debt. As a result, we recognized a $12.7 million loss on extinguishment of debt on our consolidated statement of comprehensive income in 2023.

Proceeds from the Subscription Transactions amounted to $276.1 million after debt issuance costs of $14.0 million. The exchange resulted in $6.2 million of the debt issuance costs related to the modified notes to be recorded to amortization of debt issuance costs in our 2023 consolidated statement of comprehensive income under the rules of modification accounting. The remaining debt issuance costs of $7.8 million as well as $0.7 million of unamortized costs carried over from the 2019 Notes at the exchange date, were capitalized within long-term debt (as a contra-liability) in our consolidated balance sheets as of December 31, 2023 and will be amortized as an adjustment to amortization of debt issuance costs over the five-year term of the 2023 Notes in our consolidated statements of comprehensive income. The 2023 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 1.00% per year. Interest is payable semi-annually in arrears on each June 15 and December 15, commencing on June 15, 2024. The 2023 Notes will mature on December 15, 2028, unless earlier redeemed, repurchased or converted.

Prior to the close of business on the business day immediately preceding September 15, 2028, the 2023 Notes will be convertible at the option of the holders of 2023 Notes only upon the satisfaction of specified conditions and during certain periods into cash up to their principal amount, and into cash, shares of the Company's common stock or a combination of cash and the Company's common stock, at the Company's election, for the conversion value above the principal amount, if any. Thereafter until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2023 Notes will be convertible at the options of the holders of 2023 Notes at any time regardless of these conditions.

During the fourth quarter of 2023, the closing price of our common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2019 Notes are convertible at the option of the holders of the 2019 Notes during the first quarter of 2024, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the 2019 Notes. These conditions have been met each quarter since the third quarter of 2020. As a result, as of the date of this filing and prior to the Exchange Transaction, we received requests to convert $0.2 million aggregate principal amount of the 2019 Notes and all but $0.1 million of the requests have been settled as of December 31, 2023. The remaining conversions will settle in the first quarter of 2024. The conversions resulted in the issuance of a nominal number of shares of our common stock to the note holders. Because the 2019 Notes mature within one year of the report date, we classify the carrying value of the 2019 Notes of $69.5 million as current liabilities on our consolidated balance sheets at December 31, 2023.

In 2023, our Board authorized the repurchase of up to $25.0 million of our common stock concurrent with the issuance of the 2023 Notes. The authorization does not obligate us to acquire a specific number of shares during any period and does not have an expiration date, but it may be modified, suspended, or discontinued at any time at the discretion of our Board. In December 2023, we used $14.4 million of cash of the proceeds from the issuance of the 2023 Notes to repurchase and retire 92,090 shares of our common stock at an average price of $156.22 per share, including $0.02 per share commission.

In 2023, we had lease arrangements for certain equipment and facilities including corporate and manufacturing sites. As of December 31, 2023, the Company had fixed lease payment obligations of $132.2 million, with $5.6 million payable within 12 months. See Note 6, “Leases,” for additional information.

In 2023, we had other purchase obligations primarily consisting of purchase commitments with certain vendors and open purchase orders for the procurement of raw materials for manufacturing. As of December 31, 2023, the Company had other purchase obligations of $34.3 million, payable within 12 months.

Cash flows

	For the Years Ended December 31,		2023 vs 2022
	2023	2022	$ Change
	(Amounts in thousands)
Cash provided by (used in):
Operating activities	$113,918	$172,083	$(58,165)
Investing activities	(123,275)	(233,236)	109,961
Financing activities	248,961	(13,337)	262,298
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,739)	(5,866)	(5,873)
Net increase (decrease) in cash, cash equivalents and restricted cash	$227,865	$(80,356)	$308,221

Operating activities

For 2023, our operating activities provided cash of $113.9 million reflecting net income of $41.6 million and non-cash charges totaling $81.0 million primarily related to amortization of inventory step-up charges, depreciation, intangible amortization, amortization of debt discount and issuance costs, contingent consideration fair value adjustments, deferred income taxes, stock-based compensation charges and loss on extinguishment of debt. A decrease in inventory provided $41.0 million of which $23.6 million was related to the Restructuring Plan. An increase in prepaid expenses, primarily related to prepaid taxes and insurance as well as subscriptions, consumed $13.0 million. A decrease in accounts payable and accrued expenses consumed $37.7 million and was due to the timing of payments to vendors as well as the payment of employee bonuses related to 2022 during 2023. The remaining cash provided by operating activities resulted from favorable changes in various other working capital accounts.

For 2022, our operating activities provided cash of $172.1 million reflecting net income of $186.0 million and non-cash charges totaling $49.9 million primarily related to depreciation, amortization, contingent consideration adjustments, amortization of debt issuance costs, deferred income taxes and stock-based compensation charges. An increase in accounts receivable consumed $3.6 million of cash and was primarily driven by the 19.5% year-to-date increase in revenue in 2022, as compared to 2021. Additionally, we had an increase in inventory of $57.2 million to support expected increases in future revenue. Accounts payable decreased $8.2 million due to the timing of payments to vendors and accrued expenses decreased $2.0 million due to corporate income taxes paid. Offsetting these uses of cash was a $4.1 million net increase in operating lease liabilities due to new operating leases entered into during 2022 and a $2.4 million decrease in prepaid expenses, including corporate income taxes. The remaining cash used in operating activities resulted from unfavorable changes in various other working capital accounts.

Investing activities

Our investing activities consumed $123.3 million of cash in 2023, primarily due to $186.6 million in cash (net of cash received) used for the 2023 acquisitions of Metenova and FlexBiosys, in the aggregate. Capital expenditures consumed $39.0 million in 2023, as we continue to increase our manufacturing capacity worldwide. Of these expenditures, $2.8 million represented capitalized costs related to our internal-use software for 2023. These uses of cash were partially offset by the maturity of our short-term investment in U.S. treasury securities in June 2023, which provided cash of $102.3 million.

Our investing activities consumed $233.2 million of cash during 2022, mainly due to $88.3 million of capital expenditures in 2022 as we continued to increase our manufacturing capacity worldwide. Of these expenditures, $3.5 million represented capitalized costs related to our internal-use software for 2022. In addition, in September 2022, the Company paid a one-time, non-refundable, non-creditable upfront payment to Daylight as required under the Daylight Agreement for the commercialization and sale of Culpeo®QCL-IR Liquid Analyzer. In December 2022, the Company invested $100.0 million in short-term U.S. treasury securities.

Financing activities

In 2023, cash provided by financing activities of $249.0 million included $290.1 million of proceeds from the issuance of the 2023 Notes in December 2023 and proceeds from stock option exercises during 2023 were $1.1 million. Offsetting these activities was $14.4 million for the buyback of 92,090 shares of our common stock, $13.2 million in cash disbursed for shares withheld to cover employee income tax due upon the vesting and release of restricted stock units, $7.3 million paid for debt issuance costs related to the 2023 Notes and the payment of $7.3 million to settle the cash portion of the First Earnout Year contingent earnout obligation related to our acquisition of Avitide in September 2021.

Our financing activities consumed $13.3 million of cash in 2022, which included cash disbursed in relation to shares withheld to cover employee income tax due upon the vesting and release of restricted stock units of $17.0 million. This was partially offset by proceeds received from stock option exercises during the period of $3.7 million.

Working capital increased by $359.0 million to $952.9 million at December 31, 2023 from $593.9 million at December 31, 2022 due to various changes noted above, primarily the exchange of $217.7 million in aggregate principal of the 2019 Notes in December 2023.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

The effect of exchange rate changes on cash during 2023 is a result of the strengthening of the Swedish krona against the U.S. dollar by 3%, the strengthening of the Euro against the U.S. dollar by 3% and the strengthening of the British pound against the U.S. dollar by 5%.

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

Absent acquisitions of additional products, product candidates or intellectual property, we believe our current cash balances are adequate to meet our cash needs for at least the next 24 months. We expect operating expenses in 2024 to increase as we continue to expand our bioprocessing business. We expect to incur continued spending related to the development and expansion of our bioprocessing product lines and expansion of our commercial capabilities for the foreseeable future. Our future capital requirements may include, but are not limited to, purchases of property, plant and equipment, the acquisition of additional bioprocessing products and technologies to complement our existing manufacturing capabilities, and continued investment in our intellectual property portfolio.

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

Net Operating Loss Carryforwards

At December 31, 2023, we had federal net operating loss carryforwards of $31.1 million, state net operating loss carryforwards of $1.5 million, and foreign net operating loss carryforwards of $4.9 million. The state net operating loss carryforwards will expire at various dates through 2043, while the federal and foreign net operating loss carryforwards have unlimited carryforward periods and do not expire. We had federal and state business tax credits carryforwards of $5.0 million available to reduce future federal and state income taxes. The business tax credits carryforwards will expire at various dates through December 2043. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service, state and foreign jurisdictions and may be limited in the event of certain changes in the ownership interest of significant stockholders.

Foreign Earnings

As of December 31, 2023, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $212.4 million. Because $5.7 million of such earnings have previously been subject to the one-time transition tax on foreign earnings required by the Tax Cuts and Jobs Act enacted in December 2017, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. At December 31, 2023, we have not provided for taxes on outside basis differences of our foreign subsidiaries as it is not practicable and we have the ability and intent to indefinitely reinvest the undistributed earnings of our foreign subsidiaries, and there are no needs for such earnings in the United States that would contradict our plan to indefinitely reinvest.

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

Interest Rate Risk

We have historically held investments in commercial paper, U.S. treasury and government securities as well as corporate bonds and other debt securities. As a result, we have been exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise. We do not have any such investments as of December 31, 2023. Our investment portfolio consists of cash and cash equivalents (cash and money market funds) that total $751.3 million on the consolidated balance sheets as of December 31, 2023. Our cash equivalent investments (money market funds) have short-term maturity periods that dampen the impact of market or interest rate risk. As a result, a hypothetical 100 basis point increase in interest rates would have no effect on our cash position as of December 31, 2023.

We manage our investment portfolio in accordance with our investment policy or approval by the Board of Directors. The primary objectives of our investment policy are to preserve principal, maintain a high degree of liquidity to meet operating and other needs, and obtain competitive returns subject to prevailing market conditions without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents in high-quality securities, including money market funds.

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

Although a majority of our contracts are denominated in U.S. dollars, 38.5% and 38.2% of total revenues were denominated in foreign currencies during 2023 and 2022, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 15(a) below and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) and as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were not effective as of such date due to a material weakness in our internal control over financial reporting, as described below.

(b) Report of Management on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors (“Board”), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We acquired FlexBiosys Inc. (“FlexBiosys”) on April 17, 2023 and Metenova Holding AB ("Metenova") on October 2, 2023. The financial results of each of these acquisitions are included in our audited consolidated financial statements as of December 31, 2023. The Company's consolidated total assets as of December 31, 2023 includes $43.7 million and $197.2 million from the FlexBiosys and Metenova businesses, respectively. The Company's consolidated revenue for the year ended December 31, 2023 includes $2.5 million and $5.0 million from the FlexBiosys and Metenova businesses, respectively. As these acquisitions occurred during 2023, the scope of our assessment of our internal control over financial reporting does not include these acquisitions. These exclusions are in accordance with the Security and Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of such acquisition.

In connection with our initiative to integrate and enhance our global information technology systems and business processes, we continued the phased implementation of a new enterprise resource planning (“ERP”) system. The Company is implementing the ERP system in phases and will continue until all current and future subsidiaries are using it. The fifth phase of implementation was completed during the second quarter of 2023. As a result of this implementation, we modified certain existing internal control over financial reporting as well as implemented new controls and procedures related to the new ERP system as of December 31, 2023.

In conjunction with management’s assessment of internal control over financial reporting in the fourth quarter of 2023, management identified a material weakness in the operation of our controls over the deferred income tax accounting for complex and non-routine transactions. Specifically, management did not have adequate supervision and review controls over the complex accounting for deferred income tax on the exchange of our outstanding 0.375% Convertible Senior Notes due 2024 and the issuance of 1.00% Convertible Senior Notes due 2028, including work performed by external advisors and the internal review of such transaction and related analyses. This material weakness did not result in an error in any of our previously issued consolidated financial statements including the consolidated financial statements as of and for the year ended December 31, 2023. Based on this material weakness, the Company’s management concluded that at December 31, 2023, the Company’s internal control over financial reporting was not effective.

Income tax accounting related to non-routine transactions

Following identification of the material weakness, and as part of our commitment to strengthen our internal control over financial reporting, we are implementing remedial actions under the oversight of the Audit Committee of our Board to address these deficiencies. On highly-technical, non-routine and complex accounting transactions, we will continue to engage nationally recognized third-party advisors with the requisite skills and technical expertise to assist us in assessing, performing and reviewing such transactions; however we will:

•
Improve our process to identify and select qualified third-party advisors, including enhanced review of capabilities and work performed, specifically related to the review of tax advice and related accounting guidance.
•
Implement a process to verify the controls, processes and internal reviews performed by third-party advisors.
•
Consider whether the non-routine transaction warrants additional advisor oversight or validation of analyses based on complexity or changes in applicable regulations.
•
Increase education for internal resources on complex transactions to enhance diligence capabilities with third-party advisors.

We will continue to monitor the design and operating effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.

Our CEO and CFO have certified that, based on their knowledge, our consolidated financial statements and other financial information included in this Annual Report on Form 10-K (“Form 10-K”), fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented in this Form 10-K.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an unqualified opinion on our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

Except for the material weakness described above, there has been no change in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Consolidated financial statements reflected in our current Form 10-K are accurately stated.

(c) Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Repligen Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Repligen Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Repligen Corporation (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Metenova Holding AB ("Metenova") and FlexBiosys Inc. ("FlexBiosys"), which is included in the 2023 consolidated financial statements of the Company and constituted $197.2 million and $43.7 million of total assets, respectively, as of December 31, 2023 and $5.0 million and $2.5 million of revenues, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Metenova and FlexBiosys.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to income tax accounting related to non-routine transactions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 22, 2024, which expressed an unqualified opinion thereon.

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

February 22, 2024

(d) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fourth quarter of 2023, Tony J. Hunt, Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Securities Exchange Act of 1934 ("Exchange Act") on November 9, 2023 to sell up to 78,216 shares of our common stock between March 8, 2024 and November 15, 2024, the date this plan expires. The trading plan will cease upon the earlier of November 15, 2024 or the sale of all shares subject to the trading plan.

During the fourth quarter of 2023, none of our other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Items 10, 11, 12, 13 and 14, is incorporated herein by reference from the Company’s proxy statement for the 2024 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K ("Form 10-K"):

(a) (1) Financial Statements:

The financial statements required by this item are submitted in a separate section beginning on page 67 of this report, as follows:

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

4.5	Form of 0.375% Convertible Senior Notes due 2024 (included in Exhibit 4.3).
4.6

Base Indenture, dated as of December 14, 2023, by and between Repligen Corporation and Wilmington Trust, National Association (filed as Exhibit 4.1 to Repligen Corporation's Current Report on Form 8-K filed on December 15, 2023 and incorporated herein by reference).

4.7	Form of 1.00% Convertible Senior Notes due 2028 (included in Exhibit 4.6).
4.8	Description of Certain Registrant’s Securities (filed as Exhibit 4.5 to Repligen Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated by reference).
10.1*	Repligen Executive Incentive Compensation Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 14, 2005 and incorporated herein by reference).
10.2

Lease Between Repligen Corporation as Tenant and West Seyon LLC as Landlord, 35 Seyon Street, Waltham, MA (as amended to date) (filed as Exhibit 10.4 to Repligen Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).

10.3#

Strategic Supplier Alliance Agreement dated January 28, 2010 by and between Repligen Corporation and GE Healthcare Bio-Sciences AB (as amended to date) (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference).

10.4*	Repligen Corporation Amended and Restated 2012 Stock Option and Incentive Plan (filed as Exhibit 99.1 to Repligen Corporation’s Form S-8 filed on June 2, 2014 and incorporated herein by reference).

10.5*+	Repligen Corporation Amended and Restated Non-Employee Directors' Compensation Policy.
10.6	Form of Indemnification Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 12, 2016 and incorporated herein by reference).
10.7

Lease Agreement, dated February 6, 2018, by and between Repligen Corporation and U.S. REIF 111 Locke Drive Massachusetts, LLC (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on February 8, 2018 and incorporated herein by reference).

10.8*

2018 Repligen Corporation Stock Option and Incentive Plan (filed as Exhibit 10.1 to Repligen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference).

10.9*

Letter Agreement, dated as of September 3, 2016 by and between Repligen Corporation and Ralf Kuriyel (filed as Exhibit 10.17 to Repligen Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference).

10.10*	Repligen Corporation Amended and Restated Severance and Change in Control Plan, effective as of May 26, 2022 (filed as Exhibit 10.1 to Repligen Corporation's Form 8-K filed June 1, 2022).
10.11*

Employment Agreement, dated as of September 8, 2023, by and between Repligen Corporation and Olivier Loeillot (filed as Exhibit 10.1 to Repligen Corporation's Form 10-Q for the quarter ended September 30, 2023).

10.12*

Employment Agreement, dated as of September 8, 2023, by and between Repligen Corporation and Jason Garland (filed as Exhibit 10.1 to Repligen Corporation's Current Report on Form 8-K filed on September 12, 2023).

10.13

First Amendment to Lease Agreement, dated as of July 7, 2020 by and between Repligen Corporation and U.S. REIF 111 Locke Drive Massachusetts, LLC (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on July 10, 2020 and incorporated herein by reference).

10.14*

Repligen Corporation 2018 Stock Option and Incentive Plan, Sub-Plan for French-Qualified Restricted Stock Units (filed as Exhibit 10.1 to Repligen Corporation’s Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference).

19.1	Repligen Corporation Amended and Restated Statement of Company Policy on Insider Trading and Disclosure & Trading Procedures for Insiders.
21.1+	Subsidiaries of the Registrant.
23.1+	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.
24.1+	Power of Attorney (included on signature page).
31.1+	Rule 13a-14(a)/15d-14(a) Certification.
31.2+	Rule 13a-14(a)/15d-14(a) Certification.
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Repligen Corporation Compensation Recovery Policy.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover page formatted as Inline XBRL and contained in Exhibits 101.*).

# Confidential treatment obtained as to certain portions.

* Management contract or compensatory plan or arrangement.

+ Filed electronically herewith.

The exhibits listed above are not contained in the copy of the Annual Report on Form 10-K distributed to stockholders. Upon the request of any stockholder entitled to vote at the 2024 Annual Meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 41 Seyon Street, Waltham, MA 02453.

ITEM 16. 10-K SUMMARY

We may voluntarily include a summary of information required by Annual Report on Form 10-K under Item 16. We have elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPLIGEN CORPORATION

Date: February 22, 2024	By:	/S/ TONY J. HUNT
Tony J. Hunt Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby makes, constitutes and appoints Tony J. Hunt and Jason K. Garland with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any or all amendments to this Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents of any of them, or any substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TONY J. HUNT Tony J. Hunt	Chief Executive Officer and Director (Principal executive officer)	February 22, 2024

/S/ JASON K. GARLAND Jason K. Garland	Chief Financial Officer (Principal financial and accounting officer)	February 22, 2024

/S/ KAREN DAWES Karen Dawes	Chairperson of the Board	February 22, 2024

/S/ NICOLAS M. BARTHELEMY Nicolas M. Barthelemy	Director	February 22, 2024

/S/ CARRIE EGLINTON MANNER Carrie Eglinton Manner	Director	February 22, 2024

/S/ KONSTANTIN KONSTANTINOV Konstantin Konstantinov	Director	February 22, 2024

/S/ MARTIN D. MADAUS Martin D. Madaus	Director	February 22, 2024

/S/ ROHIN MHATRE Rohin Mhatre	Director	February 22, 2024

/S/ GLENN P. MUIR Glenn P. Muir	Director	February 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Repligen Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Repligen Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an adverse opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

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

Accounting for acquisitions
Description of the Matter

As disclosed in Note 4 to the consolidated financial statements, during 2023, the Company completed two acquisitions. The most significant of the two acquisitions was the acquisition of Metenova Holding AB for total consideration of approximately $172.6 million. The transactions were accounted for as business combinations.

Auditing the Company's accounting for its acquisition of Metenova Holding AB was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of identified intangible assets of $58.8 million, which principally consisted of customer relationships and developed technology. The significant estimation uncertainty was primarily due to the sensitivity of the respective customer relationship and developed technology fair values to underlying assumptions about the future performance of the acquired business. The Company used a discounted cash flow model to measure the customer relationship and developed technology intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results, including revenue growth, and cost of revenues and operating expenses as a percentage of revenue. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We tested the Company's controls over its accounting for acquisitions. Our tests included controls over the determination of the fair value of customer relationship and developed technology intangible assets. We also tested management’s review of assumptions used in the valuation models.

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

Accounting for convertible notes
Description of the Matter

As disclosed in Note 14 to the consolidated financial statements, during 2023, the Company issued $600.0 million aggregate principal amount of 1.00% Convertible Senior Notes due in 2028 (the “2023 Notes”). The Company privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with a limited number of holders of its outstanding 2019 Notes and certain other qualified institutional buyers. Pursuant to the Exchange and Subscription Agreements, the Company exchanged $217.7 million of its 2019 Notes for $309.9 million aggregate principal of the 2023 Notes (the “Exchange Transaction”) and issued $290.1 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the “Subscription Transactions”) for $290.1 million in cash. The Company evaluated the Exchange Transaction for extinguishment or modification accounting and recorded an extinguishment loss of $12.7 million and an aggregate debt discount of $82.1 million related to the settlement of the Exchange Transaction.

Auditing the accounting treatment for the 2023 Notes and the Exchange Transaction involved especially challenging and complex auditor judgment and required team members with specialized knowledge and skills in accounting and valuation in order to evaluate the Company’s accounting assessment, and the determination of the related extinguishment loss upon settlement of the Exchange Transaction.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the issuance of the 2023 Notes and the accounting for the Exchange Transaction, including the valuation of the conversion feature used in the extinguishment test and incorporated into the accounting assessment for the Exchange Transaction to determine the extinguishment loss and debt discount recorded.

Our testing of the Company’s accounting for the issuance of the 2023 Notes and Exchange Transaction included, among other procedures, inspection of the underlying Exchange and Subscription Agreements and testing management’s application of the relevant accounting guidance. To test the Exchange Transaction, we evaluated the Company’s extinguishment accounting assessment, including the Company’s determination of the change in fair value of the conversion feature associated with the Exchange Transaction, which included testing the appropriateness of the methodology and underlying assumptions used to determine such fair value. We involved our valuation professionals to assist in our evaluation of the valuation methodology used by the Company and significant assumptions included in the fair value estimate. Also, we tested the Company’s key inputs into the calculation of the extinguishment loss and evaluated the appropriateness of the Company’s disclosures.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Boston, Massachusetts

February 22, 2024

REPLIGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$751,323	$523,458
Marketable securities held to maturity	—	100,299
Accounts receivable, net of reserves of $2,122 and $1,365 at December 31, 2023 and December 31, 2022, respectively	124,161	116,247
Inventories, net	202,321	238,277
Prepaid expenses and other current assets	33,238	19,837
Total current assets	1,111,043	998,118
Noncurrent assets:
Property, plant and equipment, net	207,440	190,673
Intangible assets, net	400,486	353,676
Goodwill	987,120	855,513
Deferred tax assets	1,530	840
Operating lease right of use assets	115,515	125,023
Other noncurrent assets	1,277	815
Total noncurrent assets	1,713,368	1,526,540
Total assets	$2,824,411	$2,524,658
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,563	$27,554
Operating lease liability	5,631	6,957
Current contingent consideration	12,983	13,950
Accrued liabilities	50,533	71,120
Convertible Senior Notes due 2024, net	69,452	284,615
Total current liabilities	158,162	404,196
Noncurrent liabilities:
Convertible Senior Notes due 2028, net	510,143	—
Deferred tax liabilities	40,466	23,000
Noncurrent operating lease liability	126,578	131,389
Noncurrent contingent consideration	14,070	51,559
Other noncurrent liabilities	3,789	3,814
Total noncurrent liabilities	695,046	209,762
Total liabilities	853,208	613,958
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 55,766,078 shares at December 31, 2023 and 55,557,698 shares at December 31, 2022 issued and outstanding	558	556
Additional paid-in capital	1,569,227	1,547,266
Accumulated other comprehensive loss	(37,431)	(34,394)
Accumulated earnings	438,849	397,272
Total stockholders’ equity	1,971,203	1,910,700
Total liabilities and stockholders’ equity	$2,824,411	$2,524,658

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Revenue:
Products	$638,381	$801,183	$670,319
Royalty and other revenue	383	353	215
Total revenue	638,764	801,536	670,534
Costs and operating expenses:
Cost of product revenue	353,922	345,830	279,280
Research and development	42,722	43,936	34,274
Selling, general and administrative	218,113	215,829	183,866
Contingent consideration	(30,569)	(28,729)	5,865
Total costs and operating expenses	584,188	576,866	503,285
Income from operations	54,576	224,670	167,249
Other income (expenses):
Investment income	24,135	6,978	176
Interest expense	(1,951)	(1,162)	(11,278)
Loss on extinguishment of debt	(12,676)	—	—
Amortization of debt issuance costs	(8,075)	(1,815)	(1,436)
Other income (expenses)	8,123	(9,531)	(1,168)
Other income (expenses), net	9,556	(5,530)	(13,706)
Income before income taxes	64,132	219,140	153,543
Income tax provision	22,555	33,181	25,252
Net income	$41,577	$185,959	$128,291
Earnings per share:
Basic	$0.75	$3.35	$2.33
Diluted	$0.74	$3.24	$2.24
Weighted average common shares outstanding:
Basic	55,720	55,460	55,015
Diluted	56,377	57,455	57,264

Net income	$41,577	$185,959	$128,291
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,037)	(17,508)	(18,971)
Comprehensive income	$38,540	$168,451	$109,320

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Stock
	Number of Shares (#)	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings/ (Deficit)	Total Stockholders' Equity
Balance at December 31, 2020	54,760,837	$548	$1,460,748	$2,085	$65,769	$1,529,150
Net income	—	—	—	—	128,291	128,291
Issuance of common stock for debt conversion	7	0	2	—	—	2
Exercise of stock options and vesting of stock units	300,721	3	3,876	—	—	3,879
Issuance of common stock pursuant to the acquisition of Avitide Inc.	271,096	2	82,966	—	—	82,968
Tax withholding on vesting of restricted stock	(11,204)	(0)	(2,897)	—	—	(2,897)
Stock-based compensation expense	—	—	27,500	—	—	27,500
True-up of costs related to the December 2020 issuance of common stock	—	—	145	—	—	145
Translation adjustment	—	—	—	(18,971)	—	(18,971)
Balance at December 31, 2021	55,321,457	$553	$1,572,340	$(16,886)	$194,060	$1,750,067
Net income	—	—	—	—	185,959	185,959
Issuance of common stock for debt conversion	21	1	(7)	—	—	(6)
Exercise of stock options and vesting of stock units	326,192	3	3,704	—	—	3,707
Tax withholding on vesting of restricted stock	(89,972)	(1)	(17,017)	—	—	(17,018)
Stock-based compensation expense	—	—	27,316	—	—	27,316
Impact of the adoption of ASU 2020-06	—	—	(39,070)	—	17,253	(21,817)
Translation adjustment	—	—	—	(17,508)	—	(17,508)
Balance at December 31, 2022	55,557,698	$556	$1,547,266	$(34,394)	$397,272	$1,910,700
Net income	—	—	—	—	41,577	41,577
Issuance of common stock for debt conversion	8	0	(13)	—	—	(13)
Exercise of stock options and vesting of stock units	251,886	3	1,073	—	—	1,076
Repurchase of common stock	(92,090)	(1)	(14,385)	—	—	(14,386)
Tax withholding on vesting of restricted stock	(77,759)	(1)	(13,226)	—	—	(13,227)
Issuance of common stock pursuant to the acquisition of FlexBiosys, Inc.	31,415	0	5,465	—	—	5,465
Issuance of common stock pursuant to the acquisition of Metenova Holding AB	52,299	1	8,103	—	—	8,104
Issuance of common stock pursuant to the Avitide, Inc. contingent consideration earnout payment	42,621	0	7,229	—	—	7,229
Stock-based compensation expense	—	—	25,575	—	—	25,575
Convertible note modification	—	—	2,791	—	—	2,791
Deferred tax impact on conversion feature	—	—	(651)	—	—	(651)
Translation adjustment	—	—	—	(3,037)	—	(3,037)
Balance at December 31, 2023	55,766,078	$558	$1,569,227	$(37,431)	$438,849	$1,971,203

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$41,577	$185,959	$128,291
Adjustments to reconcile net income to net cash provided by operating activities:
Inventory step-up charges	1,238	—	2,130
Depreciation and amortization	68,085	50,985	38,447
Amortization of debt discount and issuance costs	2,448	1,815	11,530
Stock-based compensation	25,575	27,316	27,500
Deferred income taxes, net	2,317	(1,352)	6,517
Contingent consideration	(30,569)	(28,729)	5,865
Non-cash interest income	(2,023)	—	—
Loss on extinguishment of debt	12,676	—	—
Other	1,231	(100)	864
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(3,312)	(3,596)	(46,523)
Inventories	40,973	(57,204)	(89,781)
Prepaid expenses and other assets	(13,030)	2,396	(10,192)
Operating lease right of use assets	14,059	(24,549)	(4,315)
Other assets	(461)	(231)	430
Accounts payable	(9,803)	(8,197)	19,523
Accrued expenses	(27,921)	(2,019)	23,196
Operating lease liability	(9,229)	28,623	6,958
Long-term liabilities	87	966	(1,424)
Total cash provided by operating activities	113,918	172,083	119,016
Cash flows from investing activities:
Purchase of marketable securities held to maturity	—	(100,000)	—
Redemption of marketable securities	102,323	—	—
Additions to capitalized software costs	(2,766)	(3,512)	(4,187)
Acquisitions, net of cash acquired	(186,642)	—	(149,893)
Purchases of property, plant and equipment	(36,222)	(84,834)	(67,089)
Purchase of intellectual property	—	(45,000)	—
Other investing activities	32	110	—
Total cash used in investing activities	(123,275)	(233,236)	(221,169)
Cash flows from financing activities:
Repurchase of common stock	(14,386)	—	—
Proceeds from issuance of 2023 Convertible Senior Notes	290,094	—	—
Proceeds from exercise of stock options	1,076	3,707	3,879
Payment of debt issuance costs	(7,253)	—	—
Payment of tax withholding obligation on vesting of restricted stock	(13,227)	(17,018)	(2,897)
Payment of earnout consideration	(7,298)	—	—
Other financing activities	(45)	(26)	(21)
Total cash provided by (used in) financing activities	248,961	(13,337)	961
Effect of exchange rate changes on cash and cash equivalents	(11,739)	(5,866)	(12,286)
Net increase (decrease) in cash and cash equivalents	227,865	(80,356)	(113,478)
Cash and cash equivalents, beginning of period	523,458	603,814	717,292
Cash and cash equivalents, end of period	$751,323	$523,458	$603,814
Supplemental disclosure of cash flow information:
Income taxes paid	$26,963	$34,365	$16,515
Interest paid	$988	$1,033	$1,066
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$4,335	$29,126	$85,312
Fair value of shares of common stock issued for acquisitions	$13,569	$—	$82,968
Fair value of shares of common stock issued for contingent consideration earnouts	$7,229	$—	$—
Acquisition date fair value of contingent consideration earnouts	$6,640	$—	$88,373
Issuance of 2023 Notes in exchange of 2019 Notes	$42,179	$—	$—
Extinguished 2019 Notes	$29,634	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization and Nature of Business

Repligen Corporation (NASDAQ: RGEN) is a global life sciences company that develops and commercializes highly innovative bioprocessing technologies and systems that increase efficiencies and flexibility in the process of manufacturing biological drugs. The Company’s franchises include filtration, chromatography, process analytics and proteins. See Part I, Item 1. “Business - Our Products”, of this report for additional information related to the Company's products. The Company’s bioprocessing products are sold to major life sciences companies, biopharmaceutical development companies and contract manufacturing organizations worldwide. The Company operates under one reportable segment. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer (“CEO”), reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. See Note 2, “Summary of Significant Accounting Policies – Segment Reporting,” for more information on the Company’s segment.

A majority of our 19 manufacturing sites are located in the United States (California, Massachusetts, New Hampshire, New Jersey, New York and Texas). Outside the United States, we have manufacturing sites in Estonia, France, Germany, Ireland, the Netherlands and Sweden.

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

Significant estimates and assumptions by management affect the Company’s revenue recognition for multiple element arrangements, allowance for credit losses, the net realizable value of inventory, valuations and purchase price allocations related to business combinations, contingent consideration, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, estimates related to the fair value of the conversion features of the convertible notes for purposes of assessing whether debt extinguishment or modification accounting applies to the Company’s debt exchange, stock-based compensation, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

Foreign Currency

The Company translates the assets and liabilities of its foreign subsidiary at rates in effect at the end of the reporting period. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments include adjustments related to the Company’s various intercompany loans with foreign subsidiaries. Intercompany loans determined to be permanent are remeasured at each period end and included in accumulated other comprehensive loss on the consolidated balance sheets. Intercompany loans with foreign subsidiaries determined to be repayable are remeasured at each period end and included in other income (expenses) on the consolidated statements of comprehensive income.

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2023.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand and on deposit. Highly liquid investments in money market mutual funds with an original maturity of three months or less are classified as cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Restricted cash represents cash that is restricted as to withdrawal or usage. There was no restriction on the Company’s cash balance as of December 31, 2023 and 2022.

The Company’s cash, cash equivalents and restricted cash total as presented in the Company’s consolidated statements of cash flows for the years ended December 31, 2023, 2022 and 2021 was $751.3 million, $523.5 million and $603.8 million, respectively.

Investment Securities

We classify our investment securities in one of three categories: held to maturity, trading, or available for sale. Our investment portfolio at December 31, 2022 consisted of an investment in U.S. treasury bills classified as held to maturity which was included in the Company's consolidated balance sheets under marketable securities held to maturity. These marketable securities matured in June 2023 and there are no comparable investments as of December 31, 2023. Securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and stated at amortized cost in the consolidated balance sheets. Management determines the appropriate classification of securities at the time of purchase based upon management's intent with regards to such investment and reevaluates such designation as of each balance sheet date. The Company's investment policy requires that it only invest in high-rated securities and limit its exposure to any single-user. There were no realized or unrealized gains or losses on investments recorded as of December 31, 2023, 2022 and 2021.

The Company classifies marketable securities as short-term when they have remaining contractual maturities of one year or less from the balance sheet date. The Company periodically assesses its marketable securities, if any, for impairment or credit losses.

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

Level 1 –	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 –	Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities.

Level 3 –	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Lease Accounting

The Company adopted Accounting Standards Update No. (“ASU”) 2016-02, “Leases (Topic 842)” (“ASC 842”) as of January 1, 2019. Under ASC 842, the Company determines whether the arrangement contains a lease at the inception of an arrangement. If a lease is identified in an arrangement, the Company recognizes a right-of-use asset and liability on its consolidated balance sheets and determines whether the lease should be classified as a finance or operating lease. The Company does not recognize assets or liabilities for leases with lease terms of less than 12 months.

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

Finance leases are recorded in property, plant and equipment, net, other current liabilities and long-term finance lease liabilities and operating leases are recorded in operating lease right of use assets, operating lease liability and operating lease liability, long-term on the Company’s consolidated balance sheets.

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

The Company has processes in place to estimate the appropriate amounts to record for accrued liabilities, which principally involve the applicable personnel reviewing the services provided. In the event that the Company does not identify certain costs that have begun to be incurred or the Company under or over-estimates the level of services performed or the costs of such services, the reported expenses for that period may be too low or too high. The date on which certain services commence, the level of services performed on or before a given date, and the cost of such services often require the exercise of judgment. The Company makes these judgments based upon the facts and circumstances known at the date of the consolidated financial statements.

Income Taxes

Deferred taxes are determined based on the difference between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates this tax position on a quarterly basis. The Company also accrues for potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company is subject to a territorial tax system under the Tax Cuts and Jobs Act enacted in December 2017, in which the Company is required to provide for tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The Company has adopted an accounting policy to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense.

Property, Plant & Equipment

Property, plant & equipment is recorded at cost less allowances for depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the asset as follows:

Classification	Estimated Useful Life
Buildings	Thirty years
Leasehold improvements	Shorter of the term of the lease or estimated useful life
Equipment	Three to twelve years
Furniture, fixtures and office equipment	Three to eight years
Computer hardware and software	Three to seven years or estimated useful life
Vehicles	Five years

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

Earnings Per Share

The Company reports earnings per share (“EPS”) in accordance with ASC 260, "Earnings Per Share," which establishes standards for computing and presenting EPS. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. Potential common share equivalents consist of restricted stock awards (including performance stock units) and the incremental common shares issuable upon the exercise of stock options and warrants. Under the treasury stock method, unexercised “in-the-money” stock options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. In periods when the Company has a net loss, stock awards are excluded from the calculation of earnings per share as their inclusion would have an antidilutive effect.

A reconciliation of basic and diluted weighted average share outstanding is as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(Amounts in thousands, except per share data)
Numerator:
Net income	$41,577	$185,959	$128,291
Effect of dilutive securities:
Charges associated with convertible debt instruments, net of tax	—	387	—
Numerator for diluted earnings per share - net income available to common stockholders after the effect of dilutive securities	$41,577	$186,346	$128,291

Denominator:
Weighted average shares used in computing net income per share - basic	55,720	55,460	55,015
Effect of dilutive shares:
Options and stock units	457	608	915
Convertible senior notes(1)	181	1,360	1,253
Contingent consideration	8	11	—
Dilutive effect of unvested performance stock units	11	16	81
Dilutive potential common shares	657	1,995	2,249
Denominator for diluted earnings per share - adjusted weighted average shares used in computing net income per share - diluted	56,377	57,455	57,264

Earnings per share:
Basic	$0.75	$3.35	$2.33
Diluted	$0.74	$3.24	$2.24

(1)
Represents the dilutive impact for the Company's 0.375% Convertible Senior Notes due 2024 (the “ 2019 Notes”) and its 1.00% Convertible Senior Notes due 2028 (the “2023 Notes”). As of December 31, 2023, the if-converted value is less than the outstanding principal of the 2023 Notes and are therefore anti-dilutive. Refer to Note 14, “Convertible Senior Notes,” for more information.

For the years ended December 31, 2023, 2022 and 2021, 306,849 shares, 177,318 shares and 68,968 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings per share because they would have had an anti-dilutive effect for years presented.

In July 2019, the Company issued $287.5 million aggregate principal amount of its 2019 Notes. As provided by the terms of the indenture underlying the 2019 Notes, prior to March 4, 2022, conversion of the 2019 Notes could have been settled in cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. On March 4, 2022, we entered into the Second Supplemental Indenture for the 2019 Notes, which irrevocably elected to settle the conversion of the 2019 Notes using a combination of cash and shares of the Company's common stock, settling the par value of the 2019 Notes in cash and any excess conversion premium in shares. On December 14, 2023, the Company exchanged, in a privately negotiated exchange, $309.9 million principal amount of 2023 Notes for $217.7 million principal amount of 2019 Notes and issued $290.1 million aggregate principal amount of 2023 Notes for $290.1 million in cash. Following the close of the Exchange Transaction, $69.7 million in aggregate principal amount of 2019 Notes remains outstanding with terms unchanged.

As provided by the terms of the Second Supplemental Indenture underlying the 2019 Notes, the Company irrevocably elected to settle the conversion obligation for the 2019 Notes in a combination of cash and shares of the Company's common stock. This means the Company will settle the par value of the 2019 Notes in cash and any excess conversion premium in shares. As mentioned in Note 14, “Convertible Senior Notes,” the Company adopted ASU 2020-06 effective January 1, 2022. Under ASU 2020-06, the Company is required to reflect the dilutive effect of the convertible securities by application of the “if-converted” method, which means the denominator of the EPS calculation would include the total number of shares assuming the 2019 Notes had been fully converted at the beginning of the period. Prior to March 4, 2022, the Company had the choice to settle the conversion of the 2019 Notes in cash, stock or a combination of the two. Therefore, from January 1, 2022 (the date the Company adopted ASU 2020-06) to March 4, 2022, the Company included 3,474,429 shares in the denominator of the EPS calculation, applying the if converted method. Subsequent to March 4, 2022, after the Second Supplemental Indenture became effective, the Company irrevocably elected to settle the conversion obligation for the 2019 Notes in a combination of cash and shares of the Company's common stock, and from March 5, 2022 forward, only the excess premium will be settled with shares. Under the if-converted method of calculating dilutive shares, the Company was also required to exclude amortization of debt issuance costs and interest charges applicable to the convertible debt from the numerator of the dilutive EPS calculation for the period from January 1, 2022 to March 4, 2022, as if the interest on convertible debt was never recognized for that period. As a result, the Company excluded interest charges of $0.4 million (net of tax) from the numerator and included 1,359,957 shares in the calculation of diluted earnings as the dilutive effect of the conversion premium for the year ended December 31, 2022. There were no comparable amounts included in 2023 or 2021.

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

Segment Reporting

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the CODM in deciding how to allocate resources and assess performance. Our CEO has been identified as our CODM.

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. As a result, the financial information disclosed herein represents all of the material financial information related to the Company.

The following table represents product revenues by product line:

	For the Years Ended December 31,
	2023(1)	2022
	(Amounts in thousands)
Filtration products	$347,781	$495,930
Chromatography products	126,629	131,680
Process analytics products	56,820	53,512
Proteins products	103,463	114,320
Other	3,688	5,741
Total product revenue	$638,381	$801,183

(1)
2023 revenue for filtration products includes revenue related to FlexBiosys, Inc. (“FlexBiosys”) from April 17, 2023, as well as Metenova Holding AB (“Metenova”) from October 2, 2023.
(2)
2021 revenue for filtration products includes revenue related to Polymem S.A. (“Polymem”) from July 1, 2021, as well as BioFlex Solutions LLC (“BioFlex”) and Newton T&M Corp. (“NTM”) from December 16, 2021 through December 31, 2021. 2021 revenue for proteins products includes revenue related to Avitide, Inc. (“Avitide”) from September 20, 2021 through December 31, 2021.

Revenue from filtration products includes the XCell ATF® systems and consumables as well as the KrosFlo® and SIUS® filtration products. Revenue from chromatography products includes the OPUS® chromatography pre-packed columns, chromatography resins and ELISA test kits. Revenue from process analytics products includes the SoloVPE®, FlowVPE® RPM® and FlowVPX® devices. Revenue from protein products includes the Protein A affinity ligands and cell culture growth factors. Other revenue primarily consists of revenue from the sale of operating room products to hospitals as well as freight revenue.

The following table represents the Company’s total revenue by our country of domicile (the United States) and other countries where our major subsidiaries are domiciled for the periods presented (based on the location of the customer):

	For the Years Ended December 31,
	2023	2022	2021
Revenue by customers' geographic locations:
North America	44%	43%	41%
Europe	37%	37%	40%
APAC/Other	19%	20%	19%
Total revenue	100%	100%	100%

The following table represents the Company’s total assets by our country of domicile (the United States) and other countries where our major subsidiaries are domiciled for the periods presented:

	December 31,
	2023	2022
	(Amounts in thousands)
Total assets by geographic locations:
North America	$2,371,208	$2,209,244
Europe	426,034	287,543
APAC	27,169	27,871
Total assets by geographic location	$2,824,411	$2,524,658

The following table represents the Company’s long-lived assets by our country of domicile (the United States) and other countries where our major subsidiaries are domiciled for the periods presented:

	December 31,
	2023	2022
	(Amounts in thousands)
Long-lived assets by geographic locations:
North America	$278,033	$275,151
Europe	43,280	38,541
APAC	2,919	2,819
Total long-lived assets by geographic location	$324,232	$316,511

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings, limit its credit exposure to any one issuer (with the exception of U.S. treasury obligations) and type of instrument is limited. At December 31, 2023, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

There was no revenue from customers that represented 10% or more of the Company's total revenue for the year ended December 31, 2023 or 2022. Revenue from Pfizer Inc. accounted for 10% of total revenue for the year ended December 31, 2021.

No accounts receivable balance from a specific customer represented 10% or more of the Company's total trade accounts receivable at December 31, 2023. Significant accounts receivable balances representing 10% or more of the Company’s total trade accounts receivable balances at December 31, 2022 came from our accounts receivable balance outstanding with Purolite, an Ecolab Inc. company (“Purolite”), which was 12.7% of the Company's total trade accounts receivable balance.

Business Combinations, Goodwill and Intangible Assets

Business Combinations

Total consideration transferred for acquisitions is allocated to the tangible and intangible assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets and deferred revenue. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of comprehensive income. Any excess of the fair value of the net tangible and intangible assets acquired over the purchase price is recognized in the consolidated statements of comprehensive income. The fair value of contingent consideration includes estimates and judgments made by management regarding the probability that future contingent payments will be made and the extent of royalties to be earned in excess of the defined minimum royalties. Management updates these estimates and the related fair value of contingent consideration at each reporting period. These changes in the fair value of contingent consideration are recorded to contingent consideration in the Company’s consolidated statements of comprehensive income. For the years ended December 31, 2023 and 2022, we recorded a decrease of $(30.6) million and $(28.7) million, respectively, to the estimated contingent consideration obligation, primarily related to the acquisition of Avitide (the “Avitide Acquisition”).

The Company uses the income approach to determine the fair value of certain identifiable intangible assets including customer relationships and developed technology. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. The Company bases its assumptions on estimates of future cash flows, expected growth rates, expected trends in technology, etc. Discount rates used to arrive at a present value as of the date of acquisition are based on the time value of money and certain industry-specific risk factors. The Company believes the estimated purchased customer relationships, developed technologies, trademark/tradename, patents, non-compete agreements and in-process research and development amounts so determined represent the fair value at the date of acquisition, and do not exceed the amount a third-party would pay for such assets.

Goodwill

Goodwill is not amortized and is tested for impairment at least annually at the reporting unit level. The Company operates as one reporting unit as of the goodwill impairment measurement date of December 31, 2023. During the qualitative assessment of the Company’s one reporting unit during the 2023 goodwill impairment testing, it was determined that it was not more likely than not that its fair value was less than its carrying amount. As such, a quantitative impairment assessment was not required as of December 31, 2023. If an event occurs or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value, the Company will evaluate its goodwill for impairment between annual tests. There was no impairment to goodwill and therefore no impairment charge recorded for the years ended December 31, 2023, 2022 and 2021.

The Company has historically tested for impairment on its goodwill annually as of its measurement date of December 31st pursuant to company policy. Subsequent to the 2023 annual impairment test, the Company voluntarily changed its annual impairment assessment date from December 31st to October 1st, the first day of the Company's fourth quarter, beginning on October 1, 2024. The change is being made to better align the annual impairment assessment date with the Company's annual planning and budgeting process as well as long-term planning and forecasting process. The Company has determined this voluntary change in accounting principle is preferable and will not impact its consolidated financial statements nor is it being done to accelerate, avoid or trigger an impairment charge. This change is not going to be applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

Intangible Assets

Intangible assets with a definite life are amortized over their useful lives using the straight-line method and the amortization expense is recorded within cost of product revenue, research and development (“R&D”) and selling, general and administrative expense in the consolidated statements of comprehensive income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions existed that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its definite-lived intangible assets are recoverable at December 31, 2023.

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

Estimated forfeiture rates – The Company has applied, based on an analysis of its historical forfeitures, annual forfeiture rates of 8% for awards granted to non-executive level employees, 3% for awards granted to executive level employees and 0% for awards granted to non-employee members of the Board of Directors (“Board”) to all unvested stock options as of December 31, 2023.

The Company reevaluates this analysis periodically and adjusts these estimated forfeiture rates as necessary. Ultimately, the Company will only recognize an expense for those shares that vest.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2023, 2022 and 2021 was $0.8 million, $0.6 million and $0.6 million, respectively.

Recent Accounting Standards Updates

We consider the applicability and impact of all ASUs and other accounting guidance on the Company’s consolidated financial statements. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position or results of operations. Recently issued accounting guidance that we feel may be applicable to the Company are as follows:

Recently Issued Accounting Guidance – Adopted During the Fiscal Year

In July 2023, the U.S. Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-11216, “Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure,” requiring current reporting about material cybersecurity incidents and annual disclosures on management’s processes for assessing, identifying, and managing material cybersecurity risks, the material impacts of cybersecurity threats and previous cybersecurity incidents, the Board's oversight of cybersecurity risks, and management’s role and expertise in assessing and managing material cybersecurity risks. SEC Release No. 33-11216 was effective for us during the third quarter of 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

In December 2022, the SEC adopted the final rule under SEC Release No. 33-11138, "Insider Trading Arrangements and Related Disclosures," which requires new disclosures regarding insider trading policies and procedures, the use of Rule 10b5-1 plans by directors and officers, and stock option grants issued in close proximity to the release of material nonpublic information. SEC Release No. 33-11138 was effective for us for our second quarter of 2023, and did not have a material impact on our consolidated financial statements and disclosures.

Recently Issued Accounting Guidance – Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 will be effective for the Company in its income tax disclosure included in its 2025 Annual Report on Form 10-K and will be applied on a prospective basis. However, retrospective application is permitted. Early adoption is also permitted. Besides a change in income tax disclosures, the Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 820) - Improvements to Reportable Segment Disclosures.” ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced annual and interim disclosures about significant segment expenses that are regularly provided to the CODM. The disclosure required under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 will be effective for the Company for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. The amendments of this guidance apply retrospectively to all prior periods presented in the consolidated financial statements. Early adoption is permitted. Besides presentation in the segment footnote for its interim reporting, the Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.

3.
Fair Value Measurements

Cash, Cash Equivalents and Marketable Securities Held to Maturity

The following table summarizes the Company's cash, cash equivalents and marketable securities held to maturity as of December 31, 2023:

	As of December 31, 2023
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and money market funds	$751,323	$—	$—	$751,323
Total cash and cash equivalents	$751,323	$—	$—	$751,323

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and money market funds	$523,458	$—	$—	$523,458
Total cash and cash equivalents	523,458	—	—	523,458
Marketable securities held to maturity:
U.S. treasury bills - short-term	100,299	24	—	100,323
Total cash, cash equivalents and marketable securities	$623,757	$24	$—	$623,781

During the fourth quarter of 2022, the Company purchased $100.0 million of 6-month U.S. treasury bills with the positive intent and ability to hold them until maturity. Therefore, the Company classified this investment as held to maturity and stated it at amortized cost on the consolidated balance sheets. There is no comparable investment as of December 31, 2023.

The amortized cost and fair value of the Company's held to maturity securities by contractual maturity at December 31, 2022 are summarized below. There were no comparable investments as of December 31, 2023:

	December 31, 2022
	Amortized Costs	Estimated Fair Value
Maturity of one year or less	$100,299	$100,323
Total	$100,299	$100,323

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2023 and 2022:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$658,574	$—	$—	$658,574
Liabilities:
Short-term contingent consideration	$—	$—	$12,983	$12,983
Long-term contingent consideration	$—	$—	$14,070	$14,070

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$343,929	$—	$—	$343,929
Liabilities:
Short-term contingent consideration	$—	$—	$13,950	$13,950
Long-term contingent consideration	$—	$—	$51,559	$51,559

Contingent Consideration – Earnout

As of December 31, 2023, the maximum amount of future contingent consideration (undiscounted) that the Company could be required to pay in connection with each of the completed acquisitions is; $125.0 million over a three-year earnout period for Avitide, which was acquired in September 2021 and for which the earnout periods run from January 1, 2022 through December 31, 2024; $42.0 million over a two-year earnout period for FlexBiosys, which was acquired in April 2023 and for which the earnout periods run from January 1, 2023 through December 31, 2024; and approximately $10 million over a one-year earnout period for Metenova, which was acquired in October 2023 and for which the earnout period runs from January 1, 2024 through December 31, 2024. See Note 4, “Acquisitions” to this report for more information on the contingent consideration earnouts.

During 2023, expected results and change in market inputs used to calculate the discount rate, resulted in a decrease in amounts reported as of December 31, 2023. A reconciliation of the change in fair value of contingent consideration – earnout is included in the following table (amounts in thousands):

Balance at December 31, 2022	$65,509
Acquisition date fair value of contingent consideration earnouts	6,640
Payment of contingent consideration earnouts	(14,527)
Decrease in fair value of contingent consideration earnouts	(30,569)
Balance at December 31, 2023	$27,053

The recurring Level 3 fair value measurement of our contingent consideration – earnout that we expect to be required to settle our 2023, 2024 and 2025 contingent consideration obligation for Avitide, FlexBiosys and Metenova include the following significant unobservable inputs (amounts in thousands, except percent data):

Contingent Consideration Earnout	Fair Value as of December 31, 2023	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
			Probability of
			Success	100%	100%
Commercialization-based payments	$20,094	Monte Carlo Simulation	Earnout Discount Rate	5.8%-5.9%	5.9%

			Volatility	12.5%-24.6%	21.9%

Revenue and Volume- based payments	$1,454	Monte Carlo Simulation	Revenue & Volume Discount Rate	2.5%-9.3%	8.3%
			Earnout Discount Rate	5.8%-7.2%	6.1%
			Probability of Success	100%	100%
Manufacturing line expansions	$5,505	Probability-weighted present value	Earnout Discount Rate	6.1%-6.4%	6.3%

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

Fair Value Measured on a Nonrecurring Basis

During 2023, there were no re-measurements to fair value of financial assets and liabilities that are measured at fair value on a nonrecurring basis.

Convertible Senior Notes

In July 2019, the Company issued $287.5 million aggregate principal amount of the 2019 Notes. Interest is payable semi-annually in arrears on January 15 and July 15 of each year. The 2019 Notes will mature on July 15, 2024, unless earlier converted or repurchased in accordance with their terms. At December 31, 2023 and 2022, subsequent to the adoption of ASU 2020-06, the carrying value of the 2019 Notes was $69.5 million and $284.6 million, respectively, net of unamortized debt issuance costs and the fair value of the 2019 Notes was $109.8 million and $452.0 million, respectively. The fair value of the 2019 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2019 Notes as of December 31, 2023 and 2022. The 2019 Notes are discussed in more detail in Note 14, “Convertible Senior Notes,” to these consolidated financial statements.

On December 14, 2023, the Company issued $600.0 million aggregate principal amount of its 2023 Notes in a private placement pursuant to separate, privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with a limited number of holders of its outstanding 2019 Notes and certain other qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). Pursuant to the Exchange and Subscription Agreements, the Company exchanged $217.7 million of its 2019 Notes for $309.9 million aggregate principal amount of the 2023 Notes (the “Exchange Transaction”) and issued $290.1 million aggregate principal amount of the 2023 Notes (the “Subscription Transactions”) for $290.1 million in cash. At December 31, 2023, the carrying value of the 2023 Notes was $510.1 million, net of unamortized debt issuance costs, and the fair value of the 2023 Notes was $596.0 million. The fair value of the 2023 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2023 Notes as of December 31, 2023. The 2023 Notes are discussed in more detail in Note 14, “Convertible Senior Notes,” to these consolidated financial statements.

4.
Acquisitions

2023 Acquisitions

Metenova Holding AB

On October 2, 2023, the Company's subsidiary, Repligen Sweden AB acquired Metenova from the former shareholders of Metenova (the “Metenova Seller”) pursuant to a Share Sale and Purchase Agreement (the “Share Purchase Agreement”), dated as of September 23, 2023 (such acquisition, the “Metenova Acquisition”), by and among Repligen Sweden AB, the Metenova Seller, and the Company, in its capacity as guarantor of the obligations of Repligen Sweden AB under the Share Purchase Agreement.

Metenova, which is headquartered in Molndal, Sweden, offers magnetic mixing and drive train technologies that are widely used by global biopharmaceutical companies and contract development and manufacturing organizations. The Metenova Acquisition further strengthens our fluid management portfolio with these products.

Consideration Transferred

The Company accounted for the Metenova Acquisition as a purchase of business under ASC 805, “Business Combinations,” and the Company engaged a third-party valuation firm to assist with the valuation of Metenova. Under the Share Purchase Agreement, all outstanding equity interests of Metenova were acquired for consideration with a value totaling $172.6 million. The Metenova Acquisition was funded through payment of $164.5 million in cash, the issuance of 52,299 unregistered shares of the Company's common stock totaling $8.1 million and contingent consideration with an immaterial fair value.

Under the acquisition method of accounting, the assets acquired and liabilities assumed of Metenova were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net liabilities acquired is estimated to be $2.0 million, the fair value of the intangible assets acquired is estimated to be $58.8 million and the residual goodwill is estimated to be $115.8 million. The estimated consideration and preliminary purchase price information has been prepared using a preliminary valuation. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company has incurred $3.5 million of transaction and integration costs associated with the Metenova Acquisition from the date of acquisition to December 31, 2023. The transaction costs are included in operating expenses in the consolidated statements of comprehensive income in 2023.

Fair Value of Net Assets Acquired

The preliminary allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. As of December 31, 2023, the purchase accounting for this acquisition had not been finalized. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. Besides tax implications of the purchase price allocation, the final allocation may result in changes to other assets and liabilities.

The components and estimated allocation of the purchase price consist of the following (amounts in thousands):

Cash and cash equivalents	$5,768
Accounts receivable	3,730
Inventory	4,421
Prepaid expenses and other current assets	470
Property and equipment	433
Operating lease right of use asset	615
Customer relationships	12,659
Developed technology	44,377
Trademark and tradename	939
Non-competition agreements	787
Goodwill	115,778
Accounts payable	(1,432)
Accrued liabilities	(2,934)
Operating lease liability	(275)
Deferred tax liability, long-term	(12,481)
Operating lease liability, long-term	(255)
Fair value of net assets acquired	$172,600

Acquired Goodwill

The goodwill of $115.8 million represents future economic benefits expected to arise from anticipated synergies from the integration of Metenova into the Company. These synergies include operating efficiencies and strategic benefits projected to be achieved as a result of the Metenova Acquisition. Substantially all of the goodwill recorded is expected to be nondeductible for income tax purposes.

Intangible Assets

The following table sets forth the components of the identified intangible assets associated with the Metenova Acquisition and their estimated useful lives:

	Useful life	Fair Value
		(Amounts in thousands)

Customer relationships	15 years	$12,659
Developed technology	15 years	44,377
Trademark and tradename	15 years	939
Non-competition agreements	2 years	787
		$58,762

FlexBiosys, Inc.

On April 17, 2023, the Company completed its acquisition of all of the outstanding equity interests in FlexBiosys, pursuant to an Equity Purchase Agreement with FlexBiosys, TSAP Holdings Inc. (“NJ Seller”), Gayle Tarry and Stanley Tarry, as individuals (collectively with NJ Seller, the “FlexBiosys Sellers”), and Stanley Tarry, in his capacity as the representative of the FlexBiosys Sellers (the “FlexBiosys Acquisition”).

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

Under the acquisition method of accounting, the assets acquired and liabilities assumed of FlexBiosys were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net assets acquired is estimated to be $14.1 million, the fair value of the intangible assets acquired is estimated to be $12.6 million and the residual goodwill is estimated to be $14.3 million. The estimated consideration and preliminary purchase price information has been prepared using a preliminary valuation. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company has incurred $1.1 million of transaction and integration costs associated with the FlexBiosys Acquisition from the date of acquisition to December 31, 2023 with $0.2 million of the transaction and integration costs incurred during the three months ended December 31, 2023. The transaction costs are included in operating expenses in the consolidated statements of comprehensive income in 2023.

Fair Value of Net Assets Acquired

The preliminary allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. As of December 31, 2023, the purchase accounting for this acquisition had not been finalized. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period, which ends on April 17, 2024. The final allocation may result in changes to other assets and liabilities.

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

During 2023, the Company recorded an immaterial net working capital adjustment related to the FlexBiosys Acquisition, which is included in goodwill in the table above.

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
		$12,640

2021 Acquisitions

BioFlex Solutions LLC and Newton T&M Corp.

On November 29, 2021, the Company entered into an Equity Purchase Agreement with BioFlex (“BioFlex EPA”), NTM and each of Ralph Meola and Jason Nisler, to acquire 100% of the outstanding securities of BioFlex and NTM (collectively, the “NTM Acquisition”). The transaction closed on December 16, 2021.

NTM, which is headquartered in Newton, New Jersey, is the parent company of BioFlex and focuses on manufacturing of products, while BioFlex, also headquartered in Newton, New Jersey, commercializes branded products to biotech customers. The NTM Acquisition complements and expands our filtration offering paths as the industry migrates to single-use flow paths solutions for monoclonal antibody (“mAb”), vaccine and cell and gene therapy (“C&GT”) applications, with a focus on single-use fluid management components, including single-use clamps, adapters, end caps and hose assemblies. The NTM Acquisition streamlines and increases control over many components in our single-use supply chain which ultimately should drive reduced lead-times for Repligen customers in the coming years.

Consideration Transferred

The NTM Acquisition was accounted for as a purchase of businesses under ASC 805, “Business Combinations” and the Company engaged a third-party valuation firm to assist with the valuation of the business acquired. Under the terms of the BioFlex EPA, all outstanding shares of capital stock of BioFlex were acquired for consideration with a value totaling $31.6 million, which includes $3.0 million deposited into an escrow against which the Company may make claims for indemnification.

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

Polymem, which is headquartered in, Toulouse, France, is a manufacturer of hollow fiber (“HF”) membranes, membrane modules and systems for industrial and bioprocessing applications. Polymem products will complement and expand the Company’s portfolio of HF systems and consumables. The acquisition substantially increases Repligen’s membrane and module manufacturing capacity and establishes a world-class center of excellence in Europe to address the accelerating global demand for these innovative products.

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
		$9,096

5.
Restructuring Plan

In July 2023, the Board authorized the Company's management team to undertake restructuring activities to simplify and streamline our organization and strengthen the overall effectiveness of our operations. In addition to the initial streamlining and re-balancing efforts contemplated in July, the Company is undertaking further restructuring activities (collectively, the “Restructuring Plan”) which include consolidating a portion of our manufacturing operations between certain U.S. locations, discontinuing the sale of certain product SKUs, and evaluating the fair value of finished goods and raw materials, mostly secured during the 2020-2022 COVID-19 pandemic period (the “COVID-19 Period”) to meet increasing demand during a challenging supply chain environment in the industry.

The Company recorded pre-tax costs of $32.2 million in 2023 related to the Restructuring Plan and expects the Restructuring Plan to be completed by the end of the third quarter of 2024. Of the $32.2 million in pre-tax costs in 2023, $27.6 million is non-cash, relating primarily to inventory adjustments to record inventory at net realizable value and accelerated depreciation on equipment related to the shutdown of manufacturing facilities and production lines, the remaining costs are cash expenses, primarily related to severance and employee-related costs.

The following table summarizes the charges related to restructuring activities by type of cost:

	For the Year Ended December 31, 2023
	Severance & Employee-Related Costs	Inventory Adjustments	Accelerated Depreciation	Facility and Other Exit Costs	Total
	(Amounts in thousands)
Cost of product revenue	$2,077	$23,588	$3,788	$933	$30,386
Research and development	116	—	—	—	116
Selling, general and administrative	1,532	—	28	138	1,698
	$3,725	$23,588	$3,816	$1,071	$32,200

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

The inventory adjustments include the impact of the Company discontinuing the sale of certain product SKUs and the impact of having proactively secured materials during the COVID-19 Period to meet accelerated demand during a challenging supply chain environment in the industry. Where demand has reduced, finished goods and raw materials, whose value exceeded the projected requirements to be used before reaching their expiration date, were written down to their realizable value. The Restructuring Plan also includes the closing of manufacturing facilities and production lines, which included inventory that could not be repurposed.

Non-cash charges for accelerated depreciation were recognized on long-lived assets that were taken out of service before the end of their normal service due to the shutdown of manufacturing facilities and production lines, in which case depreciation estimates were revised to reflect the use of the assets over their shortened useful life.

The restructuring accrual is included in accrued liabilities on the condensed consolidated balance sheets as of December 31, 2023 and the balance has been paid as of that date. Activity related to the Restructuring Plan for 2023 was as follows (amounts in thousands):

	Restructuring Costs	Amounts Paid in 2023	Non-Cash Restructuring Items	Restructuring Liability

Severance & employee-related costs	$3,725	$(3,044)	$(217)	$464
Inventory adjustments	23,588	—	(23,588)	—
Accelerated depreciation	3,816	—	(3,816)	—
Facility exit and other exit costs	1,071	(1,061)	(10)	—
Total	$32,200	$(4,105)	$(27,631)	$464

6.
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

As of December 31, 2023 and 2022, operating lease right of use assets were $115.5 million and $125.0 million, respectively and operating lease liabilities were $132.2 million and $138.3 million, respectively. The addition of FlexBiosys and Metenova in 2023 added 43,833 square feet to our leased properties and as a result of that and the expansion in Toulouse, France, the operating right of use asset balance increased $4.0 million in 2023, as compared to 2022. However, the consolidated right of use assets balance decreased due to the normal amortization of existing leases during 2023.

The maturities of the Company’s operating lease liabilities as of December 31, 2023 are as follows (amounts in thousands):

As of December 31, 2023	Amount
2024	$22,585
2025	25,645
2026	25,406
2027	23,944
2028	24,382
2029 and thereafter	79,435
Total future minimum lease payments(1)	201,397
Less lease incentives	(9,765)
Less amount of lease payment representing interest	(32,595)
Total operating lease liabilities	$159,037

(1)
The future minimum lease payments include obligations for leases not yet commenced of $26.8 million for manufacturing, office and warehouse facilities. These leases have terms of between 5 and 10 years and commence during the first quarter of 2024.

Total operating lease liabilities included on the Company’s consolidated balance sheets are as follows (amounts in thousands):

	December 31,
	2023	2022
Operating lease liability	$5,631	$6,957
Operating lease liability, long-term	126,578	131,389
Minimum operating lease payments	$132,209	$138,346

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. For the years ended December 31, 2023, 2022 and 2021, total lease cost is comprised of the following:

	For the Years Ended December 31,
Lease Cost	2023	2022	2021
	(Amounts in thousands)
Operating lease cost	$20,981	$17,833	$9,838
Variable operating lease cost	4,075	11,317	7,118
Lease cost	$25,056	$29,150	$16,956

The following information represents supplemental disclosure for the consolidated statements of cash flows related to operating leases (amounts in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Operating lease cost	$(17,862)	$(13,757)	$(8,863)

Most of the leases do not provide implicit interest rates and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on lease term and currency in which the lease payments are made.

The weighted average remaining lease term and the weighted average discount rate used to measure the Company’s operating lease liabilities as of December 31, 2023, were:

Weighted average remaining lease term (years)	7.74
Weighted average discount rate	4.13%

7.
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

Disaggregation of Revenue

Revenue for the years ended December 31, 2023, 2022 and 2021 was as follows:

	For the Years Ended December 31,
	2023	2022
	(Amounts in thousands)
Product revenue	$638,381	$801,183
Royalty and other income	383	353
Total revenue	$638,764	$801,536

When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. Because its revenues are from bioprocessing customers, there are no differences in the nature, timing and uncertainty of the Company’s revenues and cash flows from any of its product lines. However, given that the Company’s revenues are generated in different geographic regions, factors such as regulatory and geopolitical factors within those regions could impact the nature, timing and uncertainty of the Company’s revenues and cash flows.

Disaggregated revenue from contracts with customers by geographic region can be found in Note 2, “Summary of Significant Accounting Policies – Segment Reporting,” above.

There was no revenue from customers that represented 10% or more of the Company's total revenue for the year ended December 31, 2023 and 2022. Revenue from Pfizer Inc. was $68.3 million, or 10%, of the Company's total revenue for the year ended December 31, 2021.

Filtration Products

The Company’s filtration products generate revenue through the sale of KrosFlo and ARTeSYN tangential flow filtration (“TFF”) systems, TangenX® flat sheet (“FS") cassettes, Spectrum® HF filters, membranes and modules, XCell ATF systems and related consumables. Supporting our systems, we also sell ProConnex® Flow Path assemblies and custom silicone-based, single-use flow path assemblies and components from Metenova, FlexBiosys, BioFlex, Polymem, ARTeSYN Biosolutions Holdings Ireland Limited, NMS and EMT, seven acquisitions completed since 2020.

The Company’s KrosFlo and ARTeSYN systems are used in the filtration, isolation, purification and concentration of biologics and diagnostic products. TFF is a rapid and efficient method for separation and purification of biomolecules that is widely used in laboratory, process development and process scale applications in biopharmaceutical manufacturing. Sales of large-scale systems generally include components and consumables as well as training and installation services at the request of the customer. Because the initial sale of components and consumables is necessary for the operation of the system, such items are combined with the systems as a single performance obligation. Training and installation services do not significantly modify or customize these systems and therefore represent a distinct performance obligation.

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

The Company also markets XCell ATF controllers, which are technologically advanced filtration devices used in upstream processes to continuously remove cellular metabolic waste products during the course of a fermentation run, freeing healthy cells to continue producing the biologic drug of interest. XCell ATF controllers are typically sold with consumables (i.e., tubing sets, metal stands) as well as training and installation services at the request of the customer. The controllers and consumables are considered distinct products and therefore represent separate performance obligations. First time purchasers of the controllers typically purchase a controller that is shipped with the tubing set(s) and metal stand(s). The training and installation services do not significantly modify or customize the XCell ATF controllers and therefore represent a distinct performance obligation. XCell ATF product revenue related to controllers and consumables is generally recognized at a point in time upon transfer of control to the customer.

Chromatography Products

The Company’s chromatography products include a number of products used in the downstream purification and quality control of biological drugs. The majority of chromatography revenue relates to the OPUS pre-packed chromatography column product line. OPUS columns are designed to be disposable following a production campaign. Each OPUS column is delivered pre-packaged with the customer’s choice of chromatography resin, which is either provided by the Company for the customer or is customer supplied. Chromatography product revenue is generally recognized at a point in time upon transfer of control to the customer and represents a single performance obligation.

Process Analytics Products

The process analytics franchise generates revenue primarily through the sale of the SoloVPE and FlowVPX slope spectroscopy systems, consumables and service. These products complement and support the Company’s existing filtration, chromatography and proteins franchises as they allow end-users to make in-line protein concentration measurements in filtration, chromatography and fill-finish applications, designed to allow for real-time process management. Process analytics product revenue is generally recognized at a point in time upon transfer of control to the customer.

Protein Products

The Company’s protein franchise generates revenue primarily through the sale of Protein A affinity ligands and growth factors. Protein A ligands are an essential component of Protein A chromatography resins (media) used in the purification of virtually all mAb-based drugs on the market or in development. The Company manufactures multiple forms of Protein A ligands under long-term supply agreements with major life sciences companies, who in turn sell their Protein A chromatography media to end users (biopharmaceutical manufacturers). The Company also manufactures growth factors for sale under long-term supply agreements with certain life sciences companies as well as for direct sales to its customers. Each protein product is considered distinct and therefore represents a separate performance obligation. Protein product revenue is generally recognized at a point in time upon transfer of control to the customer.

In 2021, the Company completed the Avitide Acquisition and added its diverse libraries and leading technology in affinity ligand discovery and development to its proteins franchise. The acquisition gives the Company a new platform for affinity resin development, including C&GT, and advances and expands the Company’s proteins and chromatography franchises to address the unique purification needs of gene therapies and other emerging modalities.

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

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of December 31, 2023 (amounts in thousands):

	December 31,	December 31,
	2023	2022
Balances from contracts with customers only:
Accounts receivable	$124,161	$116,247
Deferred revenue (included in accrued liabilities and other noncurrent liabilities in the consolidated balance sheets)	$10,755	$19,631
Revenue recognized during periods presented relating to:
The beginning deferred revenue balance	$18,751	$13,390

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

Applying the practical expedient in paragraph 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses in our consolidated statements of comprehensive income. When shipping and handling costs are incurred after a customer obtains control of the products, the Company accounts for these as costs to fulfill the promise and not as a separate performance obligation.

8.
Credit Losses

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

Customers are assessed for credit worthiness upfront through a credit review, which includes assessment based on the Company’s analysis of their financial statements when a credit rating is not available. The Company evaluates contract terms and conditions, country and political risk, and may require prepayment to mitigate risk of loss. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company monitors changes to the receivables balance on a timely basis, and balances are written off as they are determined to be uncollectible after all collection efforts have been exhausted. Estimates of potential credit losses are used to determine the allowance. It is based on assessment of anticipated payment and all other historical, current and future information that is reasonably available.

The accounts receivable balance on the Company’s consolidated balance sheets as of December 31, 2023 was $124.2 million, net of $2.1 million of allowances. The following table provides a roll-forward of the allowance for credit losses in 2023 and 2022 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (amounts in thousands):

	For the Years Ended December 31,
	2023	2022
Balance of allowance for credit losses, beginning of period	$(1,365)	$(1,417)
Current period change for write-offs	82	126
Current period change for expected credit losses	(839)	(74)
Balance of allowance for credit losses, end of period	$(2,122)	$(1,365)

9.
Goodwill and Intangible Assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table represents the changes in the carrying value of goodwill for the years ended December 31, 2023 and 2022 (amounts in thousands):

Balance as of December 31, 2021	$860,362
Measurement period adjustment - BioFlex	(346)
Measurement period adjustment - Avitide	(1,768)
Cumulative translation adjustment	(2,735)
Balance as of December 31, 2022	$855,513
Acquisition of FlexBiosys, Inc.	14,321
Acquisition of Metenova Holding AB	115,778
Cumulative translation adjustment	1,508
Balance as of December 31, 2023	$987,120

During each of the fourth quarters of 2023, 2022 and 2021, the Company completed its annual impairment assessments and concluded that goodwill was not impaired in any of those years.

Intangible Assets

Intangible assets with a definitive life are amortized over their useful lives using the straight-line method, and the amortization expense is recorded within cost of product revenue and selling, general and administrative expense in the Company’s consolidated statements of comprehensive income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions existed that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its definite-lived intangible assets are recoverable at December 31, 2023.

Indefinite-lived intangible assets are tested for impairment at least annually. There has been no impairment of our intangible assets for the periods presented.

Intangible assets, net consisted of the following at December 31, 2023:

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$249,594	$(44,162)	$205,432	16
Patents	240	(240)	—	8
Customer relationships	269,949	(83,963)	185,986	15
Trademarks	8,757	(1,789)	6,968	19
Other intangibles	3,914	(2,514)	1,400	3
Total finite-lived intangible assets	532,454	(132,668)	399,786	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$533,154	$(132,668)	$400,486

Intangible assets consisted of the following at December 31, 2022:

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$190,463	$(30,992)	$159,471	16
Patents	240	(240)	—	8
Customer relationships	252,934	(66,559)	186,375	15
Trademarks	7,682	(1,319)	6,363	19
Other intangibles	2,811	(2,044)	767	4
Total finite-lived intangible assets	454,130	(101,154)	352,976	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$454,830	$(101,154)	$353,676

Amortization expense for finite-lived intangible assets was $31.1 million, $27.1 million and $22.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the Company expects to record the following amortization expense (amounts in thousands):

Estimated
Amortization
For the Years Ended December 31,	Expense
2024	$34,314
2025	33,879
2026	33,524
2027	33,421
2028	32,689
2029 and thereafter	231,959
Total	$399,786

10.
Consolidated Balance Sheet Detail

Inventories, net

Inventories, net consists of the following:

	December 31,
	2023	2022
	(Amounts in thousands)
Raw materials	$123,598	$149,438
Work-in-process	4,492	6,183
Finished products	74,231	82,656
Total inventories, net	$202,321	$238,277

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2023	2022
	(Amounts in thousands)
Equipment maintenance and services	$6,605	$7,135
Prepaid income taxes	10,229	519
Prepaid insurance	3,087	1,909
Other	13,317	10,274
Total prepaid expenses and other current assets	$33,238	$19,837

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2023	2022
	(Amounts in thousands)
Land	$992	$1,003
Buildings	1,667	1,599
Leasehold improvements	126,663	115,672
Equipment	114,606	94,613
Furniture, fixtures and office equipment	9,077	8,307
Computer hardware and software	35,528	29,813
Construction in progress	47,086	31,553
Other	544	420
Total property, plant and equipment	336,163	282,980
Less - Accumulated depreciation	(128,723)	(92,307)
Total property, plant and equipment, net	$207,440	$190,673

Depreciation expense totaled $37.0 million, $23.9 million and $16.4 million in the fiscal years ended December 31, 2023, 2022 and 2021, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2023	2022
	(Amounts in thousands)
Employee compensation	$16,660	$33,522
Deferred revenue	10,287	19,283
Income taxes payable	6,814	2,459
Other	16,772	15,856
Total accrued liabilities	$50,533	$71,120

11.
Income Taxes

The components of income before income taxes are as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Domestic	$(17,601)	$153,446	$81,984
Foreign	81,733	65,694	71,559
Income before income taxes	$64,132	$219,140	$153,543

The components of the income tax provision are as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Components of the income tax provision:
Current	$20,238	$34,800	$20,166
Deferred	2,317	(1,619)	5,086
Total	$22,555	$33,181	$25,252
Jurisdictional components of the income tax provision:
Federal	$3,512	$17,662	$8,321
State	142	1,381	1,251
Foreign	18,901	14,138	15,680
Total	$22,555	$33,181	$25,252

At December 31, 2023, the Company had federal net operating loss carryforwards of $31.1 million, state net operating loss carryforwards of $1.5 million, and foreign net operating loss carryforwards of $4.9 million. The state net operating loss carryforwards will expire at various dates through 2043, while the federal and foreign net operating loss carryforwards have unlimited carryforward periods and do not expire. At December 31, 2023, the Company had federal and state business tax credits carryforwards of $5.0 million available to reduce future federal and state income taxes. The business tax credit carryforwards will expire at various dates through 2043. The net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant shareholders.

The components of deferred income taxes are as follows:

	December 31,
	2023	2022
	(Amounts in thousands)
Deferred tax assets:
Stock-based compensation expense	$5,120	$5,323
Operating leases	30,727	31,564
Capitalized research and development	17,568	9,102
Inventory	10,131	5,983
Net operating loss carryforwards	7,578	9,808
Business tax credit carryforwards	4,697	2,639
Other	5,314	4,440
Total deferred tax assets	81,135	68,859
Less: valuation allowance	(20)	(19)
Net deferred tax assets	81,115	68,840
Deferred tax liabilities:
Fixed assets	(17,716)	(18,965)
Acquired intangible assets	(56,956)	(43,549)
Operating lease right of use assets	(26,373)	(28,486)
Debt discount	(19,006)	—
Total deferred tax liabilities	(120,051)	(91,000)
Total net deferred tax liabilities	$(38,936)	$(22,160)

The net change in the total valuation allowance for the year ended December 31, 2023 and 2022 was an increase of approximately $1,000 and a decrease of approximately $0.7 million, respectively.

The reconciliation of the federal statutory rate to the effective income tax rate for the years ended December 31, 2023, 2022 and 2021 is as follows:

	For the Years Ended December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Income before income taxes	$64,132		$219,140		$153,543
Expected tax at statutory rate	13,469	21.0%	46,020	21.0%	32,247	21.0%
Adjustments due to:
Difference between U.S. and foreign tax	1,084	1.7%	1,024	0.5%	530	0.3%
State income taxes	1,387	2.2%	3,509	1.6%	1,462	1.0%
Business tax credits	(4,522)	(7.1%)	(5,139)	(2.3%)	(2,239)	(1.5%)
Stock-based compensation expense	(2,461)	(3.8%)	(5,638)	(2.6%)	(9,049)	(5.9%)
U.S. taxation of foreign earnings	343	0.5%	83	0.0%	30	0.0%
Foreign-derived intangible income	(88)	(0.1%)	(5,042)	(2.3%)	(2,547)	(1.7%)
Executive compensation	3,084	4.8%	5,441	2.5%	3,397	2.2%
Contingent consideration	(6,412)	(10.0%)	(6,033)	(2.8%)	1,232	0.8%
Loss on extinguishment of debt	2,634	4.1%	—	0.0%	—	0.0%
Debt discount	16,650	26.0%	—	0.0%	—	0.0%
Foreign exchange loss	(2,288)	(3.6%)	—	0.0%	—	0.0%
Uncertain tax provisions	165	0.3%	234	0.1%	(443)	(0.3%)
Change in valuation allowance	—	0.0%	(688)	(0.3%)	(48)	(0.0%)
Return to provision adjustments	(1,255)	(2.0%)	(498)	(0.2%)	(50)	(0.0%)
Other	765	1.2%	(92)	(0.0%)	730	0.5%
Income tax provision	$22,555	35.2%	$33,181	15.1%	$25,252	16.4%

The Company’s tax returns are subject to examination by federal, state and foreign tax authorities. The Company’s two major tax jurisdictions are subject to examination for the following periods:

Jurisdiction	Fiscal Years Subject to Examination
United States - federal and state	2019-2023
Sweden	2018-2023

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	For the Years Ended December 31,
	2023	2022
	(Amounts in thousands)
Balance of gross unrecognized tax benefits, beginning of period	$2,996	$2,786
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	178	146
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the prior period	53	64
Gross amounts of decreases due to release	(88)	—
Balance of gross unrecognized tax benefits, end of period	$3,139	$2,996

Included in the balance of unrecognized tax benefits as of December 31, 2023, are $3.1 million of tax benefits that, if recognized, would affect the effective tax rate. The Company classifies interest and penalties related to income taxes as components of its income tax provision. In 2023, a net expense of approximately $15,000, was recorded to the income tax provision related to interest and penalties while in 2022, a net expense of approximately $24,000 was recorded. The amount of interest and penalties recorded in the accompanying consolidated balance sheets was approximately $67,000 and $52,000 as of December 31, 2023 and 2022, respectively. In the next twelve months, it is reasonably possible the Company will reduce its gross unrecognized tax benefits, excluding interest by up to $1.1 million due to expiring statutes of limitations.

In 2021, the Organization of Economic Co-operation and Development announced an Inclusive Framework on Base Erosion and Profit Sharing with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. We continue to evaluate the impacts of enacted legislation and pending legislation in the tax jurisdictions in which we operate. While various countries have implemented the legislation as of January 1, 2024, we do not expect a resulting material change to our income tax provision for the 2024 fiscal year.

As of December 31, 2023, the Company has accumulated undistributed earnings generated by its foreign subsidiaries of approximately $212.4 million. Because $5.7 million of such earnings have previously been subject to the one-time transition tax on foreign earnings required by the Tax Cuts and Jobs Act enacted in December 2017, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. At December 31, 2023, the Company has not provided for taxes on outside basis differences of its foreign subsidiaries as it is not practicable and the Company has the ability and intent to indefinitely reinvest the undistributed earnings of its foreign subsidiaries, and there are no needs for such earnings in the United States that would contradict its plan to indefinitely reinvest.

12.
Stockholders’ Equity

Share Repurchases

In December 2023, the Board authorized and approved a stock repurchase of up to $25.0 million of the Company's common stock concurrent with the issuance of $600.0 million aggregate principal amount of its 2023 Notes. See Note 14, “Convertible Senior Notes,” for more information on the issuance. The Company used $14.4 million of the proceeds from the issuance of the 2023 Notes to repurchase 92,090 shares at a price of $156.22, including transaction costs, to offset the impact of dilution from the issuance of 2023 Notes and equity compensation programs as well as to reduce its outstanding share count. The Company has elected to retire the shares repurchased to date. Retired shares become part of the pool of authorized but unissued shares. The purchase price of the retired shares in excess of par value, including transaction costs, is recorded as a decrease to additional paid-in capital in the Company's consolidated balance sheets as of December 31, 2023.

Stock Option and Incentive Plans

At the Company’s 2018 Annual Meeting of Stockholders held on May 16, 2018, the Company’s shareholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”). Under the 2018 Plan the number of shares of the Company’s common stock that are reserved and available for issuance shall be 2,778,000 plus the number of shares of common stock available for issuance under the Company’s Amended and Restated 2012 Stock Option and Incentive Plan (the “2012 Plan”). The shares of common stock underlying any awards under the 2018 Plan and 2012 Plan that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At December 31, 2023, 1,671,408 shares were available for future grants under the 2018 Plan.

Stock Issued for Earnout Payment

In May 2023, the Company issued 42,621 shares of its common stock to former securityholders of Avitide to satisfy the contingent consideration obligation established under the Agreement and Plan of Merger and Reorganization (the “Avitide Agreement”) which the Company entered into as part of the Avitide Acquisition. See Note 4, “Acquisitions” above for additional information on the Avitide Acquisition and the contingent consideration. The shares represent 50% of the earnout consideration earned in the First Earnout Year (as defined in the Avitide Agreement).

Stock-Based Compensation

The Company recorded stock-based compensation expense of $25.6 million, $27.3 million and $27.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, for share-based awards granted under the Plans. The following table presents stock-based compensation expense in the Company’s consolidated statements of comprehensive income:

	For the Years Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
Cost of product revenue	$1,933	$2,525	$2,021
Research and development	2,855	2,622	2,856
Selling, general and administrative	20,787	22,169	22,623
Total stock-based compensation	$25,575	$27,316	$27,500

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

The fair value of stock option awards granted during the years ended December 31, 2023, 2022 and 2021 were calculated using the following estimated assumptions:

	For the Years Ended December 31,
	2023	2022	2021
Expected term (in years)	5.14-6.5	5.5-6.5	5.5-6.5
Expected volatility (range)	44.78-46.58%	41.44-43.96%	44.57-45.27%
Risk-free interest rate	3.56-4.71%	1.86-4.07%	0.77-1.07%
Expected dividend yield	0%	0%	0%

Information regarding option activity for the year ended December 31, 2023, under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2022	609,965	$71.74
Granted	90,305	$168.22
Exercised	(40,211)	$26.76
Forfeited/expired/cancelled	(10,929)	$189.46
Options outstanding at December 31, 2023	649,130	$85.97
Options exercisable at December 31, 2023	364,443	$65.53
Vested and expected to vest at December 31, 2023(1)	635,834	$85.49	5.59	$61,888

(1)
Represents the number of vested options as of December 31, 2023 plus the number of unvested options expected to vest as of December 31, 2023, based on the unvested outstanding options at December 31, 2023 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on December 29, 2023, the last business day of 2023, of $179.80 per share and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on

December 31, 2023. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $5.8 million, $14.1 million and $20.3 million, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2023, 2022 and 2021 was $84.37, $87.40 and $88.01, respectively. The total fair value of stock options that vested during the years ended December 31, 2023, 2022 and 2021 was $4.7 million, $3.1 million and $3.0 million, respectively.

Stock Units

The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant. The Company recognizes expense on awards with service-based vesting over the employee's requisite service period on a straight-line basis. The Company recognizes expense on performance-based awards over the vesting period based on the probability that the performance metrics will be achieved. Information regarding stock unit activity, which includes activity for restricted stock units and performance stock units, for the year ended December 31, 2023 under the Plans is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	531,034	$142.57
Awarded	212,338	$170.03
Vested	(195,672)	$124.58
Forfeited/cancelled	(73,380)	$177.81
Unvested at December 31, 2023	474,320	$155.59
Vested and expected to vest at December 31, 2023(1)	413,249	$152.74

(1)
Represents the number of vested stock units as of December 31, 2023, plus the number of unvested stock units expected to vest as of December 31, 2023, based on the unvested outstanding stock units at December 31, 2023 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value of stock units vested during the years ended December 31, 2023, 2022 and 2021 was $35.7 million, $43.9 million and $46.5 million, respectively. The total fair value of stock units that vested during the years ended December 31, 2023, 2022 and 2021 was $26.2 million, $22.7 million and $13.9 million, respectively.

As of December 31, 2023, there was $63.8 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.84 years. The Company expects 2,185,873 unvested options and stock units to vest over the next five years.

13.
Commitments and Contingencies

License Agreement

On September 19, 2022, the Company entered into a 15-year exclusive License Agreement (the “Daylight Agreement”) with DRS Daylight Solutions, Inc. (“Daylight”), giving the Company exclusive license and commercialization rights to use certain technology and intellectual property subject to conditions set forth in the Daylight Agreement. The Company agreed to pay Daylight (i) an initial, one-time, non-refundable, non-creditable upfront cash payment and (ii) certain quarterly royalty payments.

Pursuant to the Daylight Agreement, the Company obtains the exclusive, non-transferrable, right and license to use specifically in the field of bioprocessing, the Daylight intellectual property called Culpeo® QCL-IR Liquid Analyzer (“Culpeo”), which is a compact, intelligent spectrometer that uses the power of quantum cascade lasers to analyze and identify chemicals. Under the Daylight Agreement, the Company assumes responsibility for the commercialization and sale of Culpeo, in addition to the ability to incorporate the intellectual property into optimized products over the term of the Daylight Agreement. Daylight will continue to sell the products in the specified fields of Aerospace and Defense.

Collaboration Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements that require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. R&D expenses associated with license agreements were immaterial amounts for the years ended December 31, 2023, 2022 and 2021.

In June 2018, the Company secured an agreement with Navigo Proteins GmbH (“Navigo”) for the exclusive co-development of multiple affinity ligands for which Repligen holds commercialization rights. The Company is manufacturing and supplying the first of these ligands, NGL-Impact®, exclusively to Purolite, who is pairing the Company’s high-performance ligand with Purolite’s agarose jetting base bead technology used in their Jetted A50 Protein A resin product. The Company also signed a long-term supply agreement with Purolite for NGL-Impact and other potential additional affinity ligands that may advance from the Company’s Navigo collaboration. In September 2020, the Company and Navigo successfully completed co-development of an affinity ligand targeting the SARS-CoV-2 spike protein, to be utilized in the purification of vaccines for the COVID-19 pandemic, including emerging variants of the SARS-CoV-2 coronavirus. The Company has proceeded with scaling up and manufacturing this ligand and the development and validation of the related affinity chromatography resin, which is marketed by the Company. In September 2021, the Company and Navigo successfully completed co-development of a novel affinity ligand that addresses aggregation issues associated with pH sensitive antibodies and Fc-fusion proteins. The Company is manufacturing and supplying this ligand, NGL-Impact® HipH, to Purolite. The Navigo and Purolite agreements are supportive of the Company’s strategy to secure and reinforce the Company’s proteins business. The Company made royalty payments to Navigo of $3.8 million, $2.6 million and $2.3 million in the years ended December 31, 2023, 2022 and 2021, respectively, in connection with this program, which are recorded to research and development expenses in the Company’s consolidated statements of comprehensive income.

Purchase Orders, Supply Agreements and Other Contractual Obligations

In the normal course of business, the Company has entered into purchase orders and other agreements with manufacturers, distributors and others. Outstanding obligations at December 31, 2023 of $34.3 million are expected to be completed within one year.

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

14.
Convertible Senior Notes

The carrying value of the Company’s convertible senior notes is as follows:

	December 31, 2023	December 31, 2022
	(Amounts in thousands)
0.375% Convertible Senior Notes due 2024:
Principal amount	$69,700	$287,470
Unamortized debt issuance costs	(248)	(2,855)
Carrying amount - Convertible Senior Notes due 2024, net	$69,452	$284,615
1.00% Convertible Senior Notes due 2028:
Principal amount	$600,000	$—
Unamortized debt discount	(81,457)	—
Unamortized debt issuance costs	(8,400)	—
Carrying amount - Convertible Senior Notes due 2028, net	$510,143	$—

1.00% Convertible Senior Notes due 2028

On December 14, 2023, the Company issued $600.0 million aggregate principal amount of its 2023 Notes in the Exchange and Subscription Agreements with a limited number of holders of its outstanding 2019 Notes and certain other qualified institutional buyers pursuant to Rule 144A under the Securities Act. Pursuant to the Exchange and Subscription Agreements, the Company exchanged $217.7 million of its 2019 Notes, which were cancelled upon exchange, for $309.9 million aggregate principal amount of the 2023 Notes (the “Exchange Transaction”) and issued $290.1 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the “Subscription Transactions”) for $290.1 million in cash.

The Company evaluated the Exchange Transaction and determined approximately $29.6 million of the $217.7 million principal of the exchanged 2019 Notes should be accounted for as extinguishments of debt and approximately $188.1 million should be accounted for as modification of debt. As a result, we recognized a $12.7 million loss on extinguishment of debt in our consolidated statements of comprehensive income for the year ended December 31, 2023, inclusive of $0.1 million of unamortized debt issuance costs. Under modification accounting, the carrying amount of the modified 2019 Notes was reduced by $2.8 million, with a corresponding increase to additional paid-in capital, to account for the increase in the fair value of the embedded conversion option, representing a debt discount of the modified 2019 Notes. The aggregate debt discount of $82.1 million, comprised of $79.3 million increase in principal of the modified 2019 Notes and a $2.8 million increase in the fair value of the embedded conversion option, is as a direct reduction from the carrying value of the convertible debt on our consolidated balance sheets. This amount will be accreted into interest expense in the consolidated statements of comprehensive income using the effective interest method over the term of the 2023 Notes.

Proceeds from the Subscription Transactions were $276.1 million, net of debt issuance costs of $14.0 million. The Exchange Transaction resulted in $6.2 million of the debt issuance costs related to the modified 2019 Notes, which were expensed as incurred in accordance with modification accounting, and $7.8 million of deferred debt issuance costs related to the 2023 Notes, which were recorded as a direct deduction to the carrying value of the 2023 Notes on the Company’s consolidated balance sheets. The Company will amortize the $7.8 million of debt issuance costs of the 2023 Notes into amortization of debt issuance costs in the Company’s consolidated statements of comprehensive income over the remaining term of the 2023 Notes. The carrying value of the 2023 Notes of $510.1 million is included in long-term debt on the Company's consolidated balance sheets as of December 31, 2023.

The Company used $14.4 million of the proceeds from the Subscription Transactions to repurchase shares of its common stock from certain purchasers of the 2023 Notes. See Note 12, “Stockholders’ Equity - Share Repurchases” for additional information related to this repurchase. The Company will also use a portion of the proceeds to finance in part, the settlement upon conversion or repurchase of the remaining 2019 Notes at or prior to maturity. The remainder of the proceeds will be used for working capital and general corporate purposes, including to fund possible acquisitions of, or investments in, complementary businesses, products, services and technologies.

The 2023 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 1.00% per year. Interest is payable semi-annually in arrears on each June 15 and December 15, commencing on June 15, 2024. The 2023 Notes will mature on December 15, 2028, unless earlier redeemed, repurchased or converted. The initial conversion rate for the 2023 Notes is 4.9247 shares of the Company's common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of $203.06 per share and represents a 30% premium over the last reported sale price of $156.20 per share on December 6, 2023, the date on which the 2023 Notes were priced. Prior to the close of business on the business day immediately preceding September 15, 2028, the 2023 Notes will be convertible at the options of the holders of 2023 Notes only upon the satisfaction of specified conditions and during certain periods into cash up to their principal amount, and into cash, shares of the Company's common stock or a combination thereof, at the Company's election, for the conversion value above the principal amount, if any. Thereafter until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2023 Notes will be convertible at the option of the holders of 2023 Notes at any time regardless of these conditions. The Company may redeem for cash, all or a portion of the 2023 Notes, at its option, on or after December 18, 2026 and prior to the 21st scheduled trading day immediately preceding the maturity date at a redemption price of 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date, if certain conditions are met in accordance to the indenture governing the 2023 Notes (the “2023 Notes Indenture”).

If the Company undergoes a “fundamental change” (as defined in the 2023 Notes Indenture), the holders of the 2023 Notes may require the Company to repurchase for cash all or part of their 2023 Notes at a purchase price equal to 100% of the principal amount of the 2023 Notes to be repurchased, plus accrued and unpaid interest, if any, up to, but excluding, the fundamental change repurchase date. In addition, if certain “make-whole fundamental changes” (as defined in 2023 Notes Indenture) occur or the Company calls all or a portion of the 2023 Notes for redemption, the Company will, in certain circumstances, increase the conversion rate for any 2023 Notes converted in connection with such make-whole fundamental change or any 2023 Notes called for redemption that are converted during the related redemption period.

Interest expense recognized on the 2023 Notes in 2023 was $0.2 million and $0.6 million for the contractual coupon interest and accretion of the debt discount, respectively. Amortization of debt issuance costs recorded in 2023 related to the 2023 Notes was $6.3 million, which includes the $6.2 million of debt issuance costs recorded under modification accounting mentioned above and $0.1 million amortization of debt issuance costs related to the capitalized portion of the costs. The effective interest rate on the 2023 Notes is 4.39%, which included the interest on the 2023 Notes and amortization of the debt discount and issuance costs. As of December 31, 2023, the carrying value of the 2023 Notes was $510.1 million and the fair value of the principal was $596.0 million. The fair value of the 2023 Notes was determined based on the most recent trade activity of the 2023 Notes as of December 31, 2023.

The 2023 Notes Indenture contains customary terms and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the holders of at least 25% in aggregate principal amount of the outstanding 2023 Notes may declare 100% of the principal of, and any accrued and unpaid interest on, all of the 2023 Notes to be due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the 2023 Notes will become due and payable automatically. Notwithstanding the foregoing, the 2023 Notes provide that, to the extent the Company elects and for up to 365 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants consist exclusively of the right to receive additional interest on the 2023 Notes. The Company is not aware of any events of default that would allow holders to declare the principal of, and any accrued and unpaid interest on, all of the 2023 Notes to be due and payable.

0.375% Convertible Senior Notes due 2024

The Company issued $287.5 million aggregate principal amount of the 2019 Notes on July 19, 2019 in a transaction which included the underwriters’ exercise in full of an option to purchase an additional $37.5 million aggregate principal amount of 2019 Notes (the “Notes Offering”). The net proceeds of the Notes Offering, after deducting underwriting discounts and commissions and other related offering expenses payable by the Company, were approximately $278.5 million. Immediately following the closing of the Exchange Transaction mentioned above, $69.7 million in aggregate principal amount of the 2019 Notes remain outstanding.

The 2019 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 0.375% per year. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The remaining 2019 Notes will mature on July 15, 2024, unless earlier repurchased or converted in accordance with their terms. The initial conversion rate for the 2019 Notes is 8.6749 shares of the Company’s common stock per $1,000 principal amount of 2019 Notes (which is equivalent to an initial conversion price of approximately $115.28 per share). Prior to the close of business on the business day immediately preceding April 15, 2024, the 2019 Notes will be convertible at the option of the holders of 2019 Notes only upon the satisfaction of specified conditions and during certain periods. Thereafter until the close of business on the second scheduled trading day immediately preceding the maturity date, the remaining 2019 Notes will be convertible at the options of the holders of 2019 Notes at any time regardless of these conditions. Prior to March 4, 2022, conversion of the 2019 Notes could have been settled in cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. On March 4, 2022, the Company entered into the Second Supplemental Indenture for the 2019 Notes, which irrevocably elected to settle the conversion of the 2019 Notes using a combination of cash and the Company’s common stock, settling the par value of the 2019 Notes in cash and any excess conversion premium in shares. The 2019 Notes are not redeemable by the Company prior to maturity.

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

During the fourth quarter of 2023, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2019 Notes are convertible at the option of the holders of the 2019 Notes during the first quarter of 2024, the quarter immediately following the quarter when conditions are met, as stated in the terms of the 2019 Notes. These conditions have been met each quarter since the third quarter of 2020. As a result, as of the date of this filing and prior to the Exchange Transaction mentioned above, the Company received requests to convert $0.2 million aggregate principal amount of the 2019 Notes and all but $0.1 million of the requests have been settled as of December 31, 2023. The remaining outstanding requests for conversions will settle in the first quarter of 2024. The conversions resulted in the issuance of a nominal number of shares of the Company’s common stock to the note holders. Because the 2019 Notes mature within one year of the report date, the Company classifies the carrying value of the 2019 Notes of $69.5 million as current liabilities on the Company's consolidated balance sheets at December 31, 2023.

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

Effective January 1, 2022, the Company adopted ASU 2020-06. After adoption, the Company now accounts for the 2019 Notes, and any convertible debt issued going forward, as a single liability measured at amortized cost. As the equity component is no longer required to be split into a separate component, the Company recorded a net adjustment for the initial $50.4 million that was allocated to additional paid-in capital and $22.9 million of life-to-date interest expense recorded as amortization of debt discount. Additionally, the net deferred tax liability recorded for the 2019 Notes was reversed. The principal amount of the liability over its carrying amount is amortized to interest expense over the five-year term of the 2019 Notes. Since the 2019 Notes are classified as a single liability, there is no debt discount required to be amortized in 2022.

Contractual coupon interest expense related to the 2019 Notes was $1.0 million in 2023 and the Company recorded $1.8 million of amortization of the debt issuance costs related to the 2019 Notes as well. The effective interest rate on the 2019 Notes is 1.02%, which included the interest on the 2019 Notes and amortization of the debt issuance costs. As of December 31, 2023, the carrying value of the 2019 Notes was $69.5 million and the fair value of the principal was $109.8 million. The fair value of the 2019 Notes was determined based on the most recent trade activity of the 2019 Notes as of December 31, 2023.

The indenture governing the 2019 Notes contains customary terms and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the holders of at least 25% in aggregate principal amount of the outstanding 2019 Notes may declare 100% of the principal of, and any accrued and unpaid interest on, all of the 2019 Notes to be due and payable. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the 2019 Notes will become due and payable automatically. Notwithstanding the foregoing, the 2019 Notes provide that, to the extent the Company elects and for up to 360 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants consist exclusively of the right to receive additional interest on the 2019 Notes. The Company is not aware of any events of default, current events or market conditions that would allow holders to declare the principal of, and any accrued and unpaid interest on, all of 2019 Notes to be due and payable.

15.
Employee Benefit Plans

In the United States, the Repligen Corporation 401(k) Savings and Retirement Plan (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All U.S. employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to match a portion of the employees’ contributions up to a defined maximum. The match is calculated on a calendar year basis. The Company matched $3.0 million, $2.7 million and $1.8 million in the years ended December 31, 2023, 2022 and 2021, respectively.

In Sweden, the Company contributes to a government-mandated occupational pension plan that is a qualified defined contribution plan. All employees in Sweden are eligible for this pension plan. The Company pays premiums to a third-party occupational pension specialist who administers the pension plan. These premiums are based on various factors including each employee’s age, salary, employment history and selected benefits in the pension plan. When an employee terminates or retires, these premium payments cease for that employee and the Company has no further pension-related obligations for that employee. The Company contributed $1.0 million, $1.1 million and $1.0 million, respectively to the defined contribution plan for the years ended December 31, 2023, 2022 and 2021.

16.
Related Party Transactions

Certain facilities leased by Spectrum LifeSciences LLC (“Spectrum”) are owned by the Roy Eddleman Living Trust (the “Trust”). As of December 31, 2023, the Trust owned greater than 5% of the Company's outstanding shares. Therefore, the Company considers the Trust to be a related party. The lease amounts paid to the Trust prior to the public offering were negotiated in connection with the acquisition of Spectrum. The Company incurred rent expense related to these leases totaling $0.7 million for the years ended December 31, 2023, 2022 and 2021.