Form 10-Q
period 2024-03-31
REPLIGEN CORP
filed 2024-05-01
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock on April 29, 2024 was 55,875,894.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$780,617	$751,323
Accounts receivable, net of reserves of $1,918 and $2,122 at March 31, 2024 and December 31, 2023, respectively	115,766	124,161
Inventories, net	198,033	202,321
Assets held for sale	1,016	—
Prepaid expenses and other current assets	37,586	33,238
Total current assets	1,133,018	1,111,043
Noncurrent assets:
Property, plant and equipment, net	205,716	207,440
Intangible assets, net	388,146	400,486
Goodwill	985,963	987,120
Deferred tax assets	866	1,530
Operating lease right of use assets	134,604	115,515
Other noncurrent assets	956	1,277
Total noncurrent assets	1,716,251	1,713,368
Total assets	$2,849,269	$2,824,411
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,731	$19,563
Operating lease liability	9,781	5,631
Current contingent consideration	24,352	12,983
Accrued liabilities	55,971	50,533
Convertible Senior Notes due 2024, net	69,480	69,452
Total current liabilities	178,315	158,162
Noncurrent liabilities:
Convertible Senior Notes due 2028, net	513,918	510,143
Deferred tax liabilities	38,238	40,466
Noncurrent operating lease liability	144,551	126,578
Noncurrent contingent consideration	—	14,070
Other noncurrent liabilities	3,646	3,789
Total noncurrent liabilities	700,353	695,046
Total liabilities	878,668	853,208
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 55,841,318 shares at March 31, 2024 and 55,766,078 shares at December 31, 2023 issued and outstanding	559	558
Additional paid-in capital	1,571,811	1,569,227
Accumulated other comprehensive loss	(42,712)	(37,431)
Accumulated earnings	440,943	438,849
Total stockholders’ equity	1,970,601	1,971,203
Total liabilities and stockholders’ equity	$2,849,269	$2,824,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

Condensed CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenue:
Products	$151,310	$182,621
Royalty and other revenue	36	39
Total revenue	151,346	182,660
Costs and operating expenses:
Cost of goods sold	76,391	81,845
Research and development	11,238	12,154
Selling, general and administrative	61,686	56,170
Contingent consideration	—	1,235
Total costs and operating expenses	149,315	151,404
Income from operations	2,031	31,256
Other income (expenses):
Investment income	8,993	5,486
Interest expense	(4,891)	(270)
Amortization of debt issuance costs	(483)	(457)
Other (expenses) income	(3,536)	77
Other income, net	83	4,836
Income before income taxes	2,114	36,092
Income tax provision	20	7,263
Net income	$2,094	$28,829
Earnings per share:
Basic	$0.04	$0.52
Diluted	$0.04	$0.51
Weighted average common shares outstanding:
Basic	55,791	55,590
Diluted	56,531	57,049

Net income	$2,094	$28,829
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,281)	3,273
Comprehensive (loss) income	$(3,187)	$32,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands, except share data)

	Three Months Ended March 31, 2024
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2023	55,766,078	$558	$1,569,227	$(37,431)	$438,849	$1,971,203
Net income	—	—	—	—	2,094	2,094
Exercise of stock options and vesting of stock units	111,921	1	944	—	—	945
Tax withholding on vesting of restricted stock units	(39,451)	0	(7,622)	—	—	(7,622)
Issuance of common stock pursuant to contingent consideration earnout payment	2,770	0	541	—	—	541
Conversion of debt	—	—	(55)	—	—	(55)
Stock-based compensation expense	—	—	8,776	—	—	8,776
Translation adjustment	—	—	—	(5,281)	—	(5,281)
Balance at March 31, 2024	55,841,318	$559	$1,571,811	$(42,712)	$440,943	$1,970,601

	Three Months Ended March 31, 2023
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2022	55,557,698	$556	$1,547,266	$(34,394)	$397,272	$1,910,700
Net income	—	—	—	—	28,829	28,829
Exercise of stock options and vesting of stock units	140,210	1	28	—	—	29
Tax withholding on vesting of restricted stock units	(53,607)	(1)	(9,592)	—	—	(9,593)
Stock-based compensation expense	—	—	7,254	—	—	7,254
Translation adjustment	—	—	—	3,273	—	3,273
Balance at March 31, 2023	55,644,301	$556	$1,544,956	$(31,121)	$426,101	$1,940,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$2,094	$28,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,791	15,252
Amortization of debt discount and issuance costs	3,809	457
Stock-based compensation	8,776	7,254
Deferred income taxes, net	(833)	(1,124)
Contingent consideration	—	1,235
Other	(105)	(857)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	6,653	(16,832)
Inventories	3,167	(5,845)
Prepaid expenses and other assets	(4,571)	(2,799)
Operating lease right of use assets	(19,465)	3,349
Other assets	320	(434)
Accounts payable	(645)	(1,194)
Accrued expenses	6,381	(13,326)
Operating lease liabilities	22,484	(2,870)
Long-term liabilities	(148)	59
Total cash provided by operating activities	44,708	11,154
Cash flows from investing activities:
Additions to capitalized software costs	(27)	(924)
Purchases of property, plant and equipment	(8,346)	(8,509)
Other investing activities	11	—
Total cash used in investing activities	(8,362)	(9,433)
Cash flows from financing activities:
Proceeds from exercise of stock options	945	29
Payment of tax withholding obligation on vesting of restricted stock	(7,622)	(9,592)
Payment of earnout consideration	(2,160)	—
Other financing activities	(137)	—
Total cash used in financing activities	(8,974)	(9,563)
Effect of exchange rate changes on cash and cash equivalents	1,922	993
Net increase (decrease) in cash and cash equivalents	29,294	(6,849)
Cash, cash equivalents and restricted cash, beginning of period	751,323	523,458
Cash and cash equivalents, end of period	$780,617	$516,609
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$23,093	$179
Fair value of shares of common stock issued for contingent consideration earnouts	$541	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Repligen Corporation (the “Company”, “Repligen”, “our” or “we”) in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 22, 2024 (“Form 10-K”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The business and economic uncertainty resulting from global geopolitical conflicts, supply chain challenges, cost pressure and the overall effects of the current high inflation environment on customers' purchasing patterns has made such estimates more difficult to calculate. Accordingly, actual results could differ from those estimates.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company made no material changes in the application of its significant accounting policies that were disclosed in its Form 10-K. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments necessary for a fair presentation of its financial position as of March 31, 2024, its results of operations for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

Assets Held for Sale

An asset is considered to be held for sale when all the following criteria are met: (i) management commits to a plan to sell the asset; (ii) it is unlikely that the disposal plan will be significantly modified or discontinued; (iii) the asset is available for immediate sale in its present condition; (iv) actions required to complete the sale of the asset have been initiated; (v) sale of the asset is probable and the completed sale is expected to occur within one year; and (vi) the asset is actively being marketed for sale at a price that is reasonable given its current market value.

Recent Accounting Standards Updates

The Company considers the applicability and impact of all Accounting Standards Updates (“ASU” or “ASUs”) on their condensed consolidated financial statements. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s condensed consolidated financial position or results of operations. Recently issued accounting guidance that the Company feels may be applicable to them is as follows:

Recently Issued Accounting Guidance – Not Yet Adopted

In March 2024, the SEC adopted final rules requiring public companies to provide certain climate-related information in their registration statements and annual reports. As part of the disclosures, registrants will be required to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. The rules will be effective for large accelerated filers for annual periods beginning in calendar 2025 (fiscal 2026). The Company is assessing the effect of the new rules on its condensed consolidated financial statements and related disclosures.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 will be effective for the Company in its income tax disclosure included in its 2025 Annual Report on Form 10-K and will be applied on a prospective basis. However, retrospective application is permitted. Early adoption is also permitted. Besides a change in income tax disclosures, the Company does not expect the adoption of ASU 2023-09 to have a material impact on its condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 820) - Improvements to Reportable Segment Disclosures.” ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced annual and interim disclosures about significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”). The disclosures required under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 will be effective for the Company for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. The amendments of this guidance apply retrospectively to all prior periods presented in the condensed consolidated financial statements. Early adoption is permitted. Besides presentation in the segment footnote for its interim reporting, the Company does not expect the adoption of ASU 2023-07 to have a material impact on its condensed consolidated financial statements.

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

Level 1 -	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 -	Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities.

Level 3 -	Valuations based on inputs that are unobservable or significant to the overall fair value measurement.

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$694,501	$—	$—	$694,501
Liabilities:
Short-term contingent consideration	$—	$—	$24,352	$24,352

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$658,574	$—	$—	$658,574
Liabilities:
Short-term contingent consideration	$—	$—	$12,983	$12,983
Long-term contingent consideration	$—	$—	$14,070	$14,070

Cash and cash equivalents

As of March 31, 2024 and December 31, 2023, cash and cash equivalents on the Company's condensed consolidated balance sheets included $694.5 million and $658.6 million, respectively, in money market account. These funds are valued on a recurring basis using Level 1 inputs.

Contingent Consideration – Earnouts

As of March 31, 2024, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay in connection with the completed acquisitions is; $125.0 million over a three-year earnout period for Avitide, Inc. (“Avitide”), which was acquired in September 2021 and for which the earnout periods run from January 1, 2022 through December 31, 2024; $42.0 million over a two-year earnout period for FlexBiosys, Inc. (“FlexBiosys”), which was acquired in April 2023 and for which the earnout periods run from January 1, 2023 through December 31, 2024; and approximately $10 million over a one-year earnout period for Metenova Holding AB (“Metenova”), which was acquired in October 2023 and for which the earnout period runs from January 1, 2024 through December 31, 2024. See Note 3, “Acquisitions” to this report for additional information on the contingent consideration earnouts.

Since the date of acquisition, expected results and changes in market inputs used to calculate the discount rate related to Avitide, FlexBiosys and Metenova, have resulted in changes in amounts reported as the Company’s contingent consideration obligation. As of March 31, 2024, no changes in fair value were required. A reconciliation of the change in the fair value of contingent consideration – earnouts is included in the following table (amounts in thousands):

Balance at December 31, 2023	$27,053
Payment of contingent consideration earnouts	(2,701)
Balance at March 31, 2024	$24,352

The recurring Level 3 fair value measurement of our contingent consideration earnout that we expect to be required to settle our 2023, 2024 and 2025 contingent consideration obligations for Avitide, FlexBiosys and Metenova include the following significant unobservable inputs (amounts in thousands, except percent data):

Contingent Consideration Earnout	Fair Value as of March 31, 2024	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
			Probability of
			Success	100%	100%
Commercialization-based payments	$20,094	Monte Carlo Simulation	Earnout Discount Rate	5.8%-5.9%	5.9%

			Volatility	12.5%-24.6%	13.9%

Revenue and Volume- based payments	$361	Monte Carlo Simulation	Revenue & Volume Discount Rate	2.5%-9.3%	5.1%
			Earnout Discount Rate	5.8%-7.2%	5.8%
			Probability of Success	100%	100%
Manufacturing line expansions	$3,897	Probability-weighted present value	Earnout Discount Rate	6.1%-6.4%	6.3%

(1)
Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Fair Value Measured on a Nonrecurring Basis

During the three months ended March 31, 2024, there were no re-measurements to the fair value of financial assets and liabilities that are measured at fair value on a nonrecurring basis.

Convertible Senior Notes

In July 2019, the Company issued $287.5 million aggregate principal amount of 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”). Interest is payable semi-annually in arrears on January 15 and July 15 of each year. The 2019 Notes will mature on July 15, 2024, unless earlier converted or repurchased in accordance with their terms. At March 31, 2024 and December 31, 2023, respectively, the carrying value of the 2019 Notes was $69.5 million, net of unamortized debt issuance costs and the fair value of the 2019 Notes was $119.0 million and $109.8 million, respectively.

On December 14, 2023, the Company issued $600.0 million aggregate principal amount of its 1.00% Convertible Senior Notes due 2028 (the “2023 Notes”) in a private placement pursuant to separate, privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with a limited number of holders of its outstanding 2019 Notes and certain other qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). Pursuant to the Exchange and Subscription Agreements, the Company exchanged $217.7 million of its 2019 Notes for $309.9 million aggregate principal amount of the 2023 Notes (the “Exchange Transaction”) and issued $290.1 million aggregate principal amount of the 2023 Notes (the “Subscription Transactions”) for $290.1 million in cash. At March 31, 2024 and December 31, 2023, the carrying value of the 2023 Notes was $513.9 million and $510.1 million, respectively, net of unamortized debt discount and debt issuance cost and the fair value of the 2023 Notes was $587.0 million and $596.0 million, respectively.

The fair value of the 2023 Notes and the 2019 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2023 Notes and 2019 Notes as of March 31, 2024 and December 31, 2023. The 2023 Notes and 2019 Notes are discussed in more detail in Note 8, “Convertible Senior Notes,” to these condensed consolidated financial statements.

3.
Acquisitions

Metenova Holding AB

On October 2, 2023, the Company's subsidiary, Repligen Sweden AB, acquired Metenova from the former shareholders of Metenova (the “Metenova Seller”) pursuant to a Share Sale and Purchase Agreement (the “Share Purchase Agreement”), dated as of September 23, 2023 (such acquisition, the “Metenova Acquisition”), by and among Repligen Sweden AB, the Metenova Seller, and the Company, in its capacity as guarantor of the obligations of Repligen Sweden AB under the Share Purchase Agreement.

Metenova, which is headquartered in Molndal, Sweden, offers magnetic mixing and drive train technologies that are widely used by global biopharmaceutical companies and contract development and manufacturing organizations. The Metenova Acquisition further strengthens our fluid management portfolio with these products.

Consideration Transferred

The Company accounted for the Metenova Acquisition as a purchase of business under Accounting Standards Codification No. (“ASC”) 805, “Business Combinations,” and the Company engaged a third-party valuation firm to assist with the valuation of Metenova. Under the Share Purchase Agreement, all outstanding equity interests of Metenova were acquired for consideration with a value totaling $172.6 million. The Metenova Acquisition was funded through payment of $164.5 million in cash, the issuance of 52,299 unregistered shares of the Company's common stock totaling $8.1 million and contingent consideration with an immaterial fair value.

Under the acquisition method of accounting, the assets acquired and liabilities assumed of Metenova were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net liabilities acquired is estimated to be $1.9 million, the fair value of the intangible assets acquired is estimated to be $58.8 million and the residual goodwill is estimated to be $115.7 million. The estimated consideration and preliminary purchase price information has been prepared using a preliminary valuation. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company has incurred $5.1 million of transaction and integration costs associated with the Metenova Acquisition from the date of acquisition to March 31, 2024, with $1.6 million of transaction and integration costs incurred during the three months ended March 31, 2024. The transaction costs are included in operating expenses in the condensed consolidated statements of comprehensive (loss) income for the period ended March 31, 2024.

Fair Value of Net Assets Acquired

The preliminary allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. As of March 31, 2024, the purchase accounting for this acquisition had not been finalized. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. During 2024, the Company recorded a net working capital adjustment of $0.1 million related to an inventory adjustment, offset in goodwill, to align the Metenova opening balance sheet. Besides tax implications of the purchase price allocation, the final allocation may result in additional changes to other assets and liabilities.

The components and estimated allocation of the purchase price consist of the following (amounts in thousands):

Cash and cash equivalents	$5,768
Accounts receivable	3,730
Inventory	4,477
Prepaid expenses and other current assets	470
Property and equipment	433
Operating lease right of use asset	615
Customer relationships	12,659
Developed technology	44,377
Trademark and tradename	939
Non-competition agreements	787
Goodwill	115,722
Accounts payable	(1,432)
Accrued liabilities	(2,934)
Operating lease liability	(275)
Deferred tax liability, long-term	(12,481)
Operating lease liability, long-term	(255)
Fair value of net assets acquired	$172,600

Acquired Goodwill

The goodwill of $115.7 million represents future economic benefits expected to arise from anticipated synergies from the integration of Metenova into the Company. These synergies include operating efficiencies and strategic benefits projected to be achieved as a result of the Metenova Acquisition. Substantially all of the goodwill recorded is expected to be nondeductible for income tax purposes.

Intangible Assets

The following table sets forth the components of the identified intangible assets associated with the Metenova Acquisition and their estimated useful lives:

	Useful life	Fair Value
		(Amounts in thousands)

Customer relationships	15 years	$12,659
Developed technology	15 years	44,377
Trademark and tradename	15 years	939
Non-competition agreements	2 years	787
		$58,762

FlexBiosys, Inc.

On April 17, 2023, the Company completed its acquisition of all of the outstanding equity interests in FlexBiosys, pursuant to an Equity Purchase Agreement (“EPA”) with FlexBiosys, TSAP Holdings Inc. (“NJ Seller”), Gayle Tarry and Stanley Tarry, as individuals (collectively with NJ Seller, the "Sellers"), and Stanley Tarry, in his capacity as the representative of the Sellers (the “FlexBiosys Acquisition”).

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

Under the acquisition method of accounting, the assets acquired and liabilities assumed of FlexBiosys were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net assets acquired is $14.1 million, the fair value of the intangible assets acquired is $12.6 million and the residual goodwill is $14.3 million. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company has incurred $1.1 million of transaction and integration costs associated with the FlexBiosys Acquisition from the date of acquisition to March 31, 2024. There were no transaction and integration costs incurred for the FlexBiosys Acquisition during the three months ended March 31, 2024.

Fair Value of Net Assets Acquired

The allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, based on the final valuation of FlexBiosys. The Company has made appropriate adjustments to purchase price allocation during the measurement period, which ended on April 17, 2024. The purchase price allocation is now complete as of March 31, 2024.

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
		$12,640

4.
Restructuring Plan

In July 2023, the Board of Directors authorized the Company's management team to undertake restructuring activities to simplify and streamline our organization and strengthen the overall effectiveness of our operations. Since the initial streamlining and re-balancing efforts contemplated in July, the Company has undertook and continues to undertake further restructuring activities (collectively, the “Restructuring Plan”) which included consolidating a portion of our manufacturing operations between certain U.S. locations, discontinuing the sale of certain product SKUs, and evaluating the fair value of finished goods and raw materials, mostly secured during the 2020-2022 COVID-19 pandemic period (the “COVID-19 Period”) to meet increasing demand during a challenging supply chain environment in the industry.

The Company recorded pre-tax restructuring activity of $1.4 million for the three months ended March 31, 2024, related to the Restructuring Plan and expects the Restructuring Plan to be completed by the end of the third quarter of 2024.

The following table summarizes the charges related to restructuring activities by type of cost:

	For the Three Months Ended March 31, 2024
	Severance & Employee-Related Costs	Accelerated Depreciation	Facility and Other Exit Costs	Total
	(Amounts in thousands)
Cost of goods sold	$482	$19	$58	$559
Research and development	165	—	—	165
Selling, general and administrative	699	—	—	699
	$1,346	$19	$58	$1,423

Severance and employee-related costs under the Restructuring Plan are primarily associated with actual headcount reductions. Costs incurred include cash severance and non-cash severance, including other termination benefits. Severance and other termination benefit packages are based on established benefit arrangements or local statutory requirements and we recognized the contractual component of these benefits when payment was probable and could be reasonably estimated.

Non-cash charges for accelerated depreciation were recognized on long-lived assets that were taken out of service before the end of their normal service due to the shutdown of manufacturing facilities and production lines, in which case depreciation estimates were revised to reflect the use of the assets over their shortened useful life.

The restructuring accrual is included in accrued liabilities in the condensed consolidated balance sheet as of March 31, 2024 and the balance is expected to be paid by the third quarter of 2024. Activity related to the Restructuring Plan for the three months ended March 31, 2024 was as follows (amounts in thousands):

	Restructuring Costs	Amounts Paid in 2024	Non-Cash Restructuring Items	Restructuring Liability

Severance & employee-related costs	$1,346	$(471)	$(108)	$767
Accelerated depreciation	19	—	(19)	—
Facility and other exit costs	58	(48)	(10)	—
Total	$1,423	$(519)	$(137)	$767

5.
Revenue Recognition

Disaggregation of Revenue

Revenues for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
	(Amounts in thousands)
Product revenue	$151,310	$182,621
Royalty and other income	36	39
Total revenue	$151,346	$182,660

When disaggregating revenue, the Company considered all of the economic factors that may affect its revenues. Because its revenues are from bioprocessing customers, there are no differences in the nature, timing and uncertainty of the Company’s revenues and cash flows from any of its product lines. However, given that the Company’s revenues are generated in different geographic regions, factors such as regulatory, economic and geopolitical developments within those regions could impact the nature, timing and uncertainty of the Company’s revenues and cash flows.

Disaggregated revenue from contracts with customers by geographic region and revenue from significant customers can be found in Note 14, “Segment Reporting,” included in this report.

For more information regarding our product revenue, see Note 7, “Revenue Recognition” included in Part II, Item 8, “Financial Statements and Supplementary Data” to the Company’s Form 10-K.

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31,	December 31,
	2024	2023
Balances from contracts with customers only:
Accounts receivable	$115,766	$124,161
Deferred revenue (included in accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheets)	$14,806	$10,755
Revenue recognized during periods presented relating to:
The beginning deferred revenue balance	$4,516	$18,751

The timing of revenue recognition, billings and cash collections results in the accounts receivable and deferred revenue balances on the Company’s condensed consolidated balance sheets.

6.
Goodwill and Intangible Assets

Goodwill

The following table represents the change in the carrying value of goodwill for the three months ended March 31, 2024 (amounts in thousands):

Balance at December 31, 2023	$987,120
Measurement period adjustment - Metenova	(56)
Cumulative translation adjustment	(1,101)
Balance at March 31, 2024	$985,963

The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three months ended March 31, 2024.

Intangible assets

Indefinite-lived intangible assets are reviewed for impairment at least annually. There has been no impairment of the Company’s intangible assets for the periods presented.

Intangible assets, net, consisted of the following at March 31, 2024:

	March 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$246,722	$(47,918)	$198,804	16
Patents	240	(240)	—	8
Customer relationships	268,688	(88,043)	180,645	16
Trademarks	8,695	(1,914)	6,781	19
Other intangibles	3,857	(2,641)	1,216	3
Total finite-lived intangible assets	528,202	(140,756)	387,446	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$528,902	$(140,756)	$388,146

Intangible assets, net, consisted of the following at December 31, 2023:

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$249,594	$(44,162)	$205,432	16
Patents	240	(240)	—	8
Customer relationships	269,949	(83,963)	185,986	15
Trademarks	8,757	(1,789)	6,968	19
Other intangibles	3,914	(2,514)	1,400	3
Total finite-lived intangible assets	532,454	(132,668)	399,786	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$533,154	$(132,668)	$400,486

Amortization expense for finite-lived intangible assets was $8.6 million and $7.4 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company expects to record the following amortization expense in future periods (amounts in thousands):

Estimated
Amortization
For the Years Ended December 31,	Expense
2024 (remaining nine months)	$25,448
2025	33,648
2026	33,189
2027	33,225
2028	33,127
2029 and thereafter	228,809
Total	$387,446

7.
Consolidated Balance Sheet Detail

Inventories, net

Inventories, net consists of the following:

	March 31,	December 31,
	2024	2023
	(Amounts in thousands)
Raw materials	$118,761	$123,598
Work-in-process	5,088	4,492
Finished products	74,184	74,231
Total inventories, net	$198,033	$202,321

Assets held for sale

During the first quarter of 2024, the Company’s management decided it would explore a sale of the Company’s property located at 119 Fredon Springdale Road, Fredon, New Jersey (the “BioFlex Property”) and engaged a broker to assist with the sale process. As of March 31, 2024, the Company continues to conduct an encouraging sale process for the BioFlex Property, with the goal of completing the sale within one year. As a result of these actions, the sale of the BioFlex Property meets the criteria to be classified as assets held-for-sale pursuant to ASC 360, “Impairment and Disposal of Long-Lived Assets.” Therefore, the Company recorded $1.0 million in Assets held for sale in our condensed consolidated balance sheet as of March 31, 2024.

Assets held for sale as of March 31, 2024 (for which there were no comparable amounts as of December 31, 2023) consist of the following (amounts in thousands):

March 31,
2024
Land	$101
Buildings	915
Total assets held for sale	$1,016

Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	March 31,	December 31,
	2024	2023
	(Amounts in thousands)
Land	$855	$992
Buildings	702	1,667
Leasehold improvements	126,995	126,663
Equipment	113,796	114,606
Furniture, fixtures and office equipment	9,027	9,077
Computer hardware and software	36,540	35,528
Construction in progress	53,071	47,086
Other	504	544
Total property, plant and equipment	341,490	336,163
Less - Accumulated depreciation	(135,774)	(128,723)
Total property, plant and equipment, net	$205,716	$207,440

Accrued liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2024	2023
	(Amounts in thousands)
Employee compensation	$20,532	$16,660
Deferred revenue	14,415	10,287
Income taxes payable	1,984	6,814
Other	19,040	16,772
Total accrued liabilities	$55,971	$50,533

8.
Convertible Senior Notes

The carrying value of the Company's convertible senior notes is as follows:

	March 31, 2024	December 31, 2023
	(Amounts in thousands, except percentage data)
1.00% Convertible Senior Notes due 2028:
Principal amount	$600,000	$600,000
Unamortized debt discount	$(78,132)	$(81,457)
Unamortized debt issuance costs	(7,950)	(8,400)
Carrying amount - Convertible Senior Notes due 2028, net	$513,918	$510,143
0.375% Convertible Senior Notes due 2024:
Principal amount	$69,616	$69,700
Unamortized debt issuance costs	(136)	(248)
Carrying amount - Convertible Senior Notes due 2024, net	$69,480	$69,452

1.00% Convertible Senior Notes due 2028

On December 14, 2023, the Company issued $600.0 million aggregate principal amount of its 2023 Notes in the Exchange and Subscription Agreements with a limited number of holders of its outstanding 2019 Notes and certain other qualified institutional buyers pursuant to Rule 144A under the Securities Act. Pursuant to the Exchange and Subscription Agreements and to the Exchange Transaction, the Company issued $290.1 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the “Subscription Transactions”) for $290.1 million in cash.

The Company evaluated the Exchange Transaction and determined approximately $29.6 million of the $217.7 million principal of the exchanged 2019 Notes should be accounted for as extinguishments of debt and approximately $188.1 million should be accounted for as modification of debt. As a result, we recognized a $12.7 million loss on extinguishment of debt in our consolidated statements of comprehensive income for the year ended December 31, 2023, inclusive of $0.1 million of unamortized debt issuance costs. Under modification accounting, the carrying amount of the modified 2019 Notes was reduced by $2.8 million, with a corresponding increase to additional paid-in capital, to account for the increase in the fair value of the embedded conversion option, representing a debt discount of the modified 2019 Notes. The aggregate debt discount of $78.1 million as of March 31, 2024, comprised of $75.5 million increase in principal of the modified 2019 Notes and a $2.6 million increase in the fair value of the embedded conversion option. The aggregate debt discount of $82.1 million as of December 31, 2023, comprised of $79.3 million increase in principal of the modified 2019 Notes and a $2.8 million increase in the fair value of the embedded conversion option. These amounts are presented as a direct reduction from the carrying value of the convertible debt in their respective periods presented in our condensed consolidated balance sheets. This amount is being accreted into interest expense in the condensed consolidated statements of comprehensive (loss) income using the effective interest method over the term of the 2023 Notes.

Proceeds from the Subscription Transactions were $276.1 million, net of debt issuance costs of $13.9 million. The Exchange Transaction resulted in $6.2 million of the debt issuance costs related to the modified 2019 Notes, which were expensed as incurred in accordance with modification accounting, and $7.7 million of deferred debt issuance costs related to the 2023 Notes, which were recorded as a direct deduction to the carrying value of the 2023 Notes on the Company’s condensed consolidated balance sheets. The Company is amortizing the $7.7 million of debt issuance costs of the 2023 Notes into amortization of debt issuance costs in the Company’s condensed consolidated statements of comprehensive (loss) income over the remaining term of the 2023 Notes. The carrying value of the 2023 Notes of $513.9 million and $510.1 million is included in long-term debt on the Company's condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

The Company used $14.4 million of the proceeds from the Subscription Transactions to repurchase shares of its common stock from certain purchasers of the 2023 Notes. For more information regarding this repurchase, see Note 12, “Stockholders’ Equity - Share Repurchases” included in Part II, Item 8, “Financial Statements and Supplementary Data,” to the Company's Form 10-K. The Company will also use a portion of the proceeds to finance in part, the settlement upon conversion or repurchase of the remaining 2019 Notes at or prior to maturity. The remainder of the proceeds will be used for working capital.

The 2023 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 1.00% per year. Interest is payable semi-annually in arrears on each of June 15 and December 15, commencing on June 15, 2024. The 2023 Notes will mature on December 15, 2028, unless earlier redeemed, repurchased or converted. The initial conversion rate for the 2023 Notes is 4.9247 shares of the Company’s common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of $203.06 per share and represents a 30% premium over the last reported sale price of $156.20 per share on December 6, 2023, the date on which the 2023 Notes were priced. Prior to the close of business on the business day immediately preceding September 15, 2028, the 2023 Notes will be convertible at the option of the holders of 2023 Notes only upon the satisfaction of specified conditions and during certain quarters commencing after the calendar quarter ending on March 31, 2024, into cash up to their principal amount, and into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, for the conversion value above the principal amount, if any. Thereafter until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2023 Notes will be convertible at the option of the holders of 2023 Notes at any time regardless of these conditions. The Company may redeem for cash, all or a portion of the 2023 Notes, at its option, on or after December 18, 2026 and prior to the 21st scheduled trading day immediately preceding the maturity date at a redemption price of 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date, if certain conditions are met in accordance to the indenture governing the 2023 Notes (the “2023 Notes Indenture”). For more information on the 2023 Notes, see Note 14, “Convertible Senior Notes,” included in Part II, Item 8, “Financial Statements and Supplementary Data,” to the Company’s Form 10-K.

The following table sets forth total interest expense recognized related to the 2023 Notes for the three months ended March 31, 2024 for which there were no comparable amounts for the same period of 2023 (amounts in thousands, except percentage data):

Three Months Ended March 31,
2024
Contractual interest expense – 2023 Notes	$1,500
Amortization of debt discount – 2023 Notes	3,326
Amortization of debt issuance costs – 2023 Notes	371
Total	$5,197
Effective interest rate of the liability component	4.39%

At March 31, 2024 and December 31, 2023, the carrying value of the 2023 Notes was $513.9 million and $510.1 million, respectively, net of unamortized discount, and the fair value of the 2023 Notes was $587.0 million and $596.0 million, respectively. The fair value of the 2023 Notes was determined based on the most recent trade activity of the 2023 Notes at March 31, 2024 and December 31, 2023.

0.375% Convertible Senior Notes due 2024

The Company issued $287.5 million aggregate principal amount of the 2019 Notes on July 19, 2019 in a transaction which included the underwriters’ exercise in full of an option to purchase an additional $37.5 million aggregate principal amount of the 2019 Notes (the “Notes Offering”). The net proceeds of the Notes Offering, after deducting underwriting discounts and commissions and other related offering expenses payable by the Company, were approximately $278.5 million. Immediately following the closing of the Exchange Transaction mentioned above, $69.7 million in aggregate principal amount of the 2019 Notes remained outstanding as of December 31, 2023. As of March 31, 2024, subsequent to the conversion of another $0.1 million, $69.6 million in aggregate principal amount remains outstanding.

The 2019 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 0.375% per year. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The remaining 2019 Notes will mature on July 15, 2024, unless earlier repurchased or converted in accordance with their terms. The initial conversion rate for the 2019 Notes is 8.6749 shares of the Company’s common stock per $1,000 principal amount of 2019 Notes (which is equivalent to an initial conversion price of approximately $115.28 per share). Prior to the close of business on the business day immediately preceding April 15, 2024, the 2019 Notes will be convertible at the option of the holders of 2019 Notes only upon the satisfaction of specified conditions and during certain periods. Thereafter until the close of business on the second scheduled trading day immediately preceding the maturity date, the remaining 2019 Notes will be convertible at the options of the holders of 2019 Notes at any time regardless of these conditions. The 2019 Notes are not redeemable by the Company prior to maturity.

During the first quarter of 2024, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2019 Notes are convertible at the option of the holders of the 2019 Notes during the second quarter of 2024, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the 2019 Notes. These conditions have been met each quarter since the third quarter of 2020. As a result, as of the date of this filing, excluding the Exchange Transaction mentioned above, the Company has received requests to convert $0.2 million aggregate principal amount of the 2019 Notes and all but $0.1 million have been settled as of March 31, 2024. The remaining outstanding requests for conversions will settle in the second quarter of 2024. The conversions resulted in the issuance of a nominal number of shares of the Company’s common stock to the note holders. Because the 2019 Notes mature within one year of the report date, the Company classifies the carrying value of the 2019 Notes as current liabilities on the Company’s condensed consolidated balance sheets at March 31, 2024.

The following table sets forth total interest expense recognized related to the 2019 Notes:

	Three Months Ended March 31,
	2024	2023
	(Amounts in thousands, except percentage data)
Contractual interest expense – 2019 Notes	$65	$270
Amortization of debt issuance costs – 2019 Notes	112	457
Total	$177	$727
Effective interest rate of the liability component	1.00%	1.00%

At March 31, 2024 and December 31, 2023, the carrying value of the 2019 Notes was $69.5 million, respectively, net of unamortized discount, and the fair value of the 2019 Notes was $119.0 million and $109.8 million, respectively. The fair value of the 2019 Notes was determined based on the most recent trade activity of the 2019 Notes at March 31, 2024 and December 31, 2023.

9.
Stockholders’ Equity

Stock Option and Incentive Plans

Under the Company’s current 2018 Stock Option and Incentive Plan (the “2018 Plan”), the number of shares of the Company’s common stock that were reserved and available for issuance is 2,778,000, plus the number of shares of common stock that were available for issuance under the Company’s previous equity plans. The shares of common stock underlying any awards under the 2018 Plan and previous equity plans (together, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At March 31, 2024, 1,511,335 shares were available for future grants under the 2018 Plan.

Stock Issued for Earnout Payment

In March 2024, the Company issued 2,770 shares of its common stock to former securityholders of FlexBiosys to satisfy the contingent consideration obligation established under the Equity Purchase Agreement (the "FlexBiosys Agreement") which the Company entered into as part of the acquisition of FlexBiosys in April 2023. See Note 3, “Acquisitions”, in this report for additional information on the acquisition of FlexBiosys and the contingent consideration. The shares represent 20% of the earnout consideration earned in the First Earnout Year (as defined in the FlexBiosys Agreement).

Stock-Based Compensation

The following table presents stock-based compensation expense in the Company’s condensed consolidated statements of comprehensive (loss) income:

	Three Months Ended March 31,
	2024	2023
	(Amounts in thousands)
Cost of goods sold	$604	$591
Research and development	944	787
Selling, general and administrative	7,228	5,876
Total stock-based compensation	$8,776	$7,254

Stock Options

Information regarding option activity for the three months ended March 31, 2024 under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2023	649,130	$85.97
Granted	39,528	$192.80
Exercised	(13,708)	$68.95
Forfeited/expired/cancelled	(10,970)	$77.70
Options outstanding at March 31, 2024	663,980	$92.81
Options exercisable at March 31, 2024	400,302	$71.62
Vested and expected to vest at March 31, 2024(1)	650,402	$92.21	5.67	$61,471

(1)
Represents the number of vested options as of March 31, 2024 plus the number of unvested options expected to vest as of March 31, 2024 based on the unvested outstanding options at March 31, 2024 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 28, 2024, the last business day of the first quarter of 2024, of $183.92 per share and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2024. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2024 and 2023 was $1.7 million and $0.2 million, respectively.

The weighted average grant date fair value of options granted during the three months ended March 31, 2024 and 2023 was $97.61 and $89.25, respectively.

Stock Units

The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant. The Company recognizes expense on awards with service-based vesting over the employee’s requisite service period on a straight-line basis. The Company recognizes expense on performance-based awards over the vesting period based on the probability that the performance metrics will be achieved. Information regarding stock unit activity, which includes activity for restricted stock units and performance stock units, for the three months ended March 31, 2024 under the Plans is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	474,320	$155.59
Awarded	152,483	$192.59
Vested	(98,246)	$148.67
Forfeited/cancelled	(20,968)	$186.59
Unvested at March 31, 2024	507,589	$166.78
Vested and expected to vest at March 31, 2024(1)	444,179	$165.03

(1)
Represents the number of vested stock units as of March 31, 2024 plus the number of unvested stock units expected to vest as of March 31, 2024 based on the unvested outstanding stock units at March 31, 2024 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value of stock units vested during the three months ended March 31, 2024 and 2023 was $19.0 million and $24.3 million, respectively.

The weighted average grant date fair value of stock units granted during the three months ended March 31, 2024 and 2023 was $192.59 and $180.05, respectively.

As of March 31, 2024, there was $85.7 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.96 years. The Company expects 2,294,896 unvested options and stock units to vest over the next five years.

10.
Commitments and Contingencies

Collaboration Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements that require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. Research and development expenses associated with license agreements were immaterial amounts for the three months ended March 31, 2024 and 2023.

In June 2018, the Company secured an agreement with Navigo Proteins GmbH (“Navigo”) for the exclusive co-development of multiple affinity ligands for which the Company holds commercialization rights. The Company is manufacturing and supplying the first of these ligands, NGL-Impact®, exclusively to Purolite Life Sciences, an Ecolab Inc. company (“Purolite”), who is pairing the Company’s high-performance ligand with Purolite’s agarose jetting base bead technology used in their Jetted A50 Protein A resin product. The Company also signed a long-term supply agreement with Purolite for NGL-Impact and other potential additional affinity ligands that may advance from the Company’s Navigo collaboration. In September 2020, the Company and Navigo successfully completed co-development of an affinity ligand targeting the SARS-CoV-2 spike protein, that was used in the purification of vaccines for the COVID-19 pandemic, including emerging variants of the SARS-CoV-2 coronavirus. The Company has proceeded with scaling up and manufacturing this ligand and the development and validation of the related affinity chromatography resin, which is marketed by the Company. In September 2021, the Company and Navigo successfully completed co-development of a novel affinity ligand that addresses aggregation issues associated with pH sensitive antibodies and Fc-fusion proteins. The Company is manufacturing and supplying this ligand, NGL-Impact® HipH, to Purolite. The Navigo and Purolite agreements are supportive of the Company’s strategy to secure and reinforce the Company’s proteins business. The Company made royalty payments to Navigo of $0.9 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.

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

11.
Income Taxes

For the three months ended March 31, 2024 and 2023, the Company recorded an income tax provision of approximately $20 thousand and $7.3 million, respectively. The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 0.9% and 20.1%, respectively.

In 2021, the Organization of Economic Co-operation and Development announced an Inclusive Framework on Base Erosion and Profit Sharing with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. The Company continues to evaluate the impacts of enacted legislation and pending legislation in the tax jurisdictions in which the Company operates. While various countries have implemented the legislature as of January 1, 2024, the Company does not expect a resulting material impact to its income tax provision for the 2024 fiscal year.

12.
Earnings Per Share

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended March 31,
	2024	2023
	(Amounts in thousands, except per share data)
Numerator:
Net income	$2,094	$28,829

Denominator:
Weighted average shares used in computing net income per share – basic	55,791	55,590
Effect of dilutive shares:
Options and stock units	473	529
Convertible senior notes(1)	238	883
Contingent consideration	29	44
Dilutive effect of unvested performance stock units	—	3
Dilutive potential common shares	740	1,459
Denominator for diluted earnings per share – adjusted weighted average shares used in computing net income per share – diluted	56,531	57,049

Earnings per share:
Basic	$0.04	$0.52
Diluted	$0.04	$0.51

(1)
Represents the dilutive impact for the Company's 2019 Notes. As of March 31, 2024, the if-converted value is less than the outstanding principal of the 2023 Notes and are therefore anti-dilutive. Refer to Note 8, "Convertible Senior Notes," above for more information.

For the three months ended March 31, 2024 and 2023, 298,998 shares and 263,871 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

In July 2019, the Company issued $287.5 million aggregate principal amount of its 2019 Notes. As provided by the terms of the Second Supplemental Indenture underlying the 2019 Notes, upon conversion of the 2019 Notes, the Company will use a combination of cash and shares of the Company's common stock, settling the par value of the 2019 Notes in cash and any excess conversion premium in shares. On December 14, 2023, the Company exchanged, in a privately negotiated exchange, $309.9 million principal amount of 2023 Notes for $217.7 million principal amount of 2019 Notes and issued $290.1 million aggregate principal amount of 2023 Notes for $290.1 million in cash. Immediately following the closing of the Exchange Transaction mentioned above, $69.7 million in aggregate principal amount of the 2019 Notes remained outstanding as of December 31, 2023 with terms unchanged. As of March 31, 2024, subsequent to the conversion of another $0.1 million, $69.6 million in aggregate principal amount remains outstanding.

As mentioned above and as provided by the terms of the Second Supplemental Indenture underlying the 2019 Notes, the Company irrevocably elected to settle the conversion obligation for the 2019 Notes in a combination of cash and shares of the Company’s common stock. This means the Company will settle the par value of the 2019 Notes in cash and any excess conversion premium in shares. The Company is required to reflect the dilutive effect of the convertible securities by application of the “if-converted” method, which means the denominator of the EPS calculation would include the total number of shares assuming the 2019 Notes had been fully converted at the beginning of the period. Accordingly, the par value of the 2019 Notes was not included in the calculation of diluted income per share, but the dilutive effect of the conversion premium was considered in the calculation of diluted net income per share using the treasury stock method. The dilutive impact of the 2019 Notes was based on the difference between the Company’s current period average stock price and the conversion price of the 2019 Notes, provided there was a premium. For the three months ended March 31, 2024 and 2023, the dilutive effect of the conversion premium included in the calculation of diluted earnings was 238,361 shares and 882,599 shares, respectively.

13.
Related Party Transactions

Certain facilities leased by our subsidiary, Spectrum LifeSciences LLC (“Spectrum”) are owned by the Roy Eddleman Living Trust (the “Trust”). As of March 31, 2024, the Trust owned greater than 5% of the Company’s outstanding shares. Therefore, the Company considers the Trust to be a related party. The lease amounts paid to the Trust prior to the public offering were negotiated in connection with the acquisition of Spectrum. The Company incurred rent expense totaling $0.2 million for each of the three months ended March 31, 2024 and 2023 related to these leases.

14.
Segment Reporting

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the CODM in deciding how to allocate resources and assess performance. Our Chief Executive Officer has been identified as the CODM.

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one operating segment and one reportable segment. Our CODM evaluates financial information on a consolidated basis. As a result, the required financial segment information can be found in the condensed consolidated financial statements of the Company disclosed herein.

The following table represents the Company’s total revenue by our country of domicile (the United States) and other countries where our major subsidiaries are domiciled for the periods presented:

	Three Months Ended
	March 31,
	2024	2023
Revenue by customers' geographic locations:
North America	49%	38%
Europe	33%	39%
APAC/Other	18%	23%
Total revenue	100%	100%

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings and credit exposure to any one issue, issuer (with the exception of U.S. Treasury obligations) and type of instrument is limited. At March 31, 2024 and December 31, 2023, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

There was no revenue from customers that represented 10% or more of the Company's total revenue for the three months ended March 31, 2024. Revenue from sales to Pfizer, Inc. were $20.1 million, or 11.0% of the Company's total revenue for the three months ended March 31, 2023.

No accounts receivable balance from a specific customer represented 10% or more of the Company's total trade accounts receivable and royalties at March 31, 2024 and December 31, 2023.

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

As the overall market for biologics continues to grow and expand, our customers – primarily large biopharmaceutical companies and contract development and manufacturing organizations and other life sciences companies (integrators) – face critical production cost, capacity, quality and time pressures. Built to address these concerns, our products help set new standards for the way biologics are manufactured. We are committed to inspiring advances in bioprocessing as a trusted partner in the production of critical biologic drugs – including monoclonal antibodies, recombinant proteins, vaccines and cell and gene therapies – that are improving human health worldwide. Increasingly, our technologies are being implemented to overcome challenges in processing plasmid DNA (a starting material for the production of mRNA) and gene delivery vectors such as lentivirus and adeno-associated viral vectors. For more information regarding our business, products and acquisitions, see Part I, Item 1, “Business”, included in our 2023 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (“SEC”) on February 22, 2024 (“Form 10-K”).

We currently operate as one bioprocessing business, with a comprehensive suite of products to serve both upstream and downstream processes in biological drug manufacturing. Building on over 40 years of industry expertise, we have developed a broad and diversified product portfolio that reflects our passion for innovation and the customer-first culture that drives our entire organization. We continue to capitalize on opportunities to maximize the value of our product platform through both organic growth initiatives (internal innovation and leveraging commercial opportunities) and targeted acquisitions.

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

We have experienced, and expect to continue to experience, cost inflation, primarily in raw materials, and other supply chain costs, as a result of global macroeconomic trends, including global geopolitical conflicts and labor shortages. Actions taken to mitigate supply chain disruptions and inflation, including price increases and productivity improvements, have generally been successful in offsetting the impact of these trends. In addition, decreasing demand for vaccines for the COVID-19 pandemic, including all subsequent variants of the SARS-CoV-1 coronavirus is driving a reduction in future demand of our products related to these vaccines.

2023 Acquisitions

Acquisition of FlexBiosys, Inc.

On April 17, 2023, we completed the acquisition of all of the outstanding equity interests in FlexBiosys, Inc. (“FlexBiosys”), pursuant to an Equity Purchase Agreement with FlexBiosys, TSAP Holdings Inc. (“NJ Seller”), Gayle Tarry and Stanley Tarry, as individuals (collectively with NJ Seller, the “Sellers”), and Stanley Tarry, in his capacity as the representative of the Sellers (the “FlexBiosys Acquisition”).

FlexBiosys, which is headquartered in Branchburg, New Jersey, offers expert design and custom manufacturing of single-use bioprocessing products and a comprehensive range of products that include bioprocessing bags, bottles, and tubing assemblies. These products will complement and expand our fluid management portfolio of offerings.

Acquisition of Metenova Holding AB

On October 2, 2023, we completed the acquisition of all of the outstanding equity interests in Metenova Holding AB (“Metenova”), pursuant to a Share Sale and Purchase Agreement with, inter alia, Metenova for approximately $173 million in cash and the Company's equity. Metenova will further strengthen our fluid management portfolio with its magnetic mixing and drive train technologies that are widely used by global biopharmaceutical companies and contract development and manufacturing organizations.

Critical Accounting Policies and Estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and our significant accounting policies in Note 2, “Summary of Significant Accounting Policies”, to the consolidated financial statements included in our Form 10-K.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

Revenues

Total revenue for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:
Products	$151,310	$182,621	$(31,311)	(17.1%)
Royalty and other	36	39	(3)	(7.7%)
Total revenue	$151,346	$182,660	$(31,314)	(17.1%)

Product revenues

We focus on selling our products directly to customers in the pharmaceutical industry and to our contract manufacturers. These direct sales represented approximately 90.4% and 84.2% of our product revenue for each of the three months ended March 31, 2024 and 2023, respectively. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

During the three months ended March 31, 2024, product revenue decreased by $31.3 million, or 17.1%, as compared to the same period of 2023. This is mainly due to a decrease in revenue from programs related to the COVID-19 pandemic as customers’ inventory has reduced at a slower pace than initially expected, which has primarily affected revenue from sales of our filtration products. In addition, revenue from our proteins franchise decreased during the three months ended March 31, 2024, as compared to March 31, 2023 due to weak demand reflecting the Cytiva (a standalone operating company owned by Danaher Corporation) drop-off since they are producing product in-house and lower forecast for ligands from other customers. Partially offsetting these decreases in revenue is an increase in revenue from the acquisitions of FlexBiosys and Metenova, both completed after March 31, 2023.Revenue from sales by the remaining franchises for the three months ended March 31, 2024 remained relatively in line with similar revenue from the same period of 2023.

Royalty and other revenues

Royalty and other revenues in the three months ended March 31, 2024 and 2023 relate to royalties received from a third-party systems manufacturer associated with our OPUS® chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partners.

Costs of goods sold and operating expenses

Total costs and operating expenses for the three months ended March 31, 2024 and 2023 were comprised of the following:

	Three Months Ended March 31,		Increase/(Decrease)
	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Cost of goods sold	$76,391	$81,845	$(5,454)	(6.7%)
Research and development	11,238	12,154	(916)	(7.5%)
Selling, general and administrative	61,686	56,170	5,516	9.8%
Contingent consideration	—	1,235	(1,235)	(100.0%)
Total costs and operating expenses	$149,315	$151,404	$(2,089)	(1.4%)

Cost of goods sold

Cost of goods sold decreased $5.5 million, or 6.7%, for the three months ended March 31, 2024, compared to the same period of 2023, primarily due to a decrease in costs associated with lower revenue as well as a decrease in employee-related costs resulting from a decline in manufacturing headcount since March 31, 2023. Partially offsetting this was an increase in cost of goods sold that relate to the operations of FlexBiosys and Metenova, which have been in our results of operations since the acquisition dates in April 2023 and October 2023, respectively and $0.6 million of one-time costs incurred from restructuring activities during the first quarter of 2024, for which there were no comparable costs in the same period of 2023.

Gross margin was 49.5% and 55.2% in the three months ended March 31, 2024 and 2023, respectively. Lower margins were a result of lower overall sales and production volumes, and a change in product mix, where we saw a significant decline in revenue associated with higher-margin consumable products due to the decrease in COVID-19 vaccine demand.

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

R&D expenses decreased $0.9 million, or 7.5%, during the three months ended March 31, 2024, compared to the same period of 2023. The decrease is primarily due to lower employee-related costs, including bonus paid during the first quarter of 2024. We also had a decrease in spending on new product development during the three months ended March 31, 2024. Offsetting these decreases was an increase in R&D expenses that relate to the operations of FlexBiosys and Metenova, which have been in our results of operations since the acquisition dates in April 2023 and October 2023, respectively, and $0.2 million of one-time costs incurred from restructuring activities during the first quarter, for which there were no comparable costs in the same period of 2023.

R&D expense also includes payments made to expand our proteins product offering through our agreement with Navigo Proteins GmbH (“Navigo”). Such expenses were $0.9 million for the three months ended March 31, 2024, as compared to $1.1 million and for the same period in 2023, in the form of milestone payments to Navigo.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts, including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

SG&A costs increased by $5.5 million, or 9.8% during the three months ended March 31, 2024, as compared to the same period of 2023. The increase in SG&A costs partially relate to the operations of FlexBiosys and Metenova, which have been included in our results of operations since the acquisition dates in April 2023 and October 2023, respectively. In addition, there were $0.7 million in one-time costs incurred from restructuring activities during the first quarter, for which there were no comparable costs in the same period of 2023. We also had an increase in employee-related costs during the three months ended March 31, 2024, as compared to the same period of 2023 due to an increase in SG&A headcount since March 31, 2023 and our annual merit increase in salaries.

Contingent consideration

Contingent consideration expense represents the change in fair value of the contingent consideration obligation included in current and noncurrent contingent consideration on the condensed consolidated balance sheets as of the end of each period. Remeasurement of the contingent consideration obligation is done each quarter and the carrying value of the obligation is adjusted to the current fair value through our condensed consolidated statements of comprehensive (loss) income. Expected results and a change in market inputs used to calculate the discount rate, resulted in a change of $1.2 million to the expense reported for the three months ended March 31, 2023. No adjustment was recorded for the three months ended March 31, 2024 as management’s assessment was that the balances of the contingent consideration obligations already represented fair value.

Other income, net

The table below provides detail regarding our other income, net:

	Three Months Ended March 31,		Increase/(Decrease)
	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Investment income	$8,993	$5,486	$3,507	63.9%
Interest expense	(4,891)	(270)	(4,621)	1,711.5%
Amortization of debt issuance costs	(483)	(457)	(26)	5.7%
Other (expenses) income	(3,536)	77	(3,613)	(4,692.2%)
Total other income, net	$83	$4,836	$(4,753)	(98.3%)

Investment income

Investment income includes income earned on invested cash balances. Our investment income increased by $3.5 million for the three months ended March 31, 2024, as compared to the same period of 2023 due to an increase in interest rates on higher average invested cash balances since March 31, 2023. Offsetting this increase was a decrease in interest earned in 2023 on U.S. treasury bills purchased at the end of 2022, for which there was no comparable amount recorded in 2024. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Interest expense

Interest expense for the three months ended March 31, 2024 is primarily from contractual coupon interest on the convertible debt outstanding as of March 31, 2024. On December 14, 2023, we entered into a privately negotiated exchange and subscription agreement with certain holders of our 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”) and certain new investors pursuant to which we issued $600.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “2023 Notes”). Interest expense for the three months ended March 31, 2024 includes $0.1 million of interest on the 2019 Notes, compared to $0.3 million of interest expense on the 2019 Notes in the same period of 2023. Interest expense for the three months ended March 31, 2024 also includes $1.5 million of contractual coupon interest on the 2023 Notes as well as $3.3 million in accretion of the $82.1 million debt discount on the modified notes, which includes the accretion of an increase in principal and the accretion of increased fair value of the conversion option for the three months ended March 31, 2024, for which there were no comparable costs in the same period of 2023. See Note 8, “Convertible Senior Notes,” to our condensed consolidated financial statements included in this report for more information on this transaction.

Amortization of debt issuance costs

Transaction costs related to the issuance of the 2019 Notes and the 2023 Notes are amortized to amortization of debt issuance costs on the condensed consolidated statements of comprehensive (loss) income. For the three months ended March 31, 2024, amortization of debt issuance costs included $0.1 million of amortization of costs related to the 2019 Notes and $0.4 million of amortization of costs related to the 2023 Notes, compared to $0.5 million of amortization related to the 2019 Notes recorded in the three months ended March 31, 2023.

Other (expenses) income

The change in other (expenses) income for the three months ended March 31, 2024, compared to the same period of 2023, is primarily attributable to realized and unrealized foreign currency gains and losses related to transactions with customers and vendors, as well as the revaluation impact of intercompany loans with subsidiaries.

Income tax provision

Income tax provision for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision	$20	$7,263	$(7,243)	(99.7%)
Effective tax rate	0.9%	20.1%

For the three months ended March 31, 2024 and 2023, we recorded an income tax provision of approximately $20 thousand and $7.3 million, respectively. The effective tax rate was 0.9% and 20.1% for the three months ended March 31, 2024 and 2023, respectively, and is based upon the estimated income for the year ending December 31, 2024 and the composition of income in different jurisdictions. The difference in effective tax rates between the periods was primarily due to lower income before income taxes and stock windfall tax benefits. Our effective tax rates for the three months ended March 31, 2024 and 2023 were lower than the U.S. statutory rate of 21% primarily due to stock windfall tax benefits.

In 2021, the Organization of Economic Co-operation and Development announced an Inclusive Framework on Base Erosion and Profit Sharing with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. We continue to evaluate the impacts of enacted legislation and pending legislation in the tax jurisdictions in which we operate. While various countries have implemented the legislation as of January 1, 2024, we do not expect a resulting material impact to our income tax provision for the 2024 fiscal year.

Liquidity and Capital Resources

We have financed our operations primarily through revenues derived from product sales, the issuance of the 2019 Notes in July 2019, the 2023 Notes in December 2023 and the issuance of common stock in our December 2020, July 2019 and May 2019 public offerings. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Subsequently, the U.S. Treasury, Federal Reserve and FDIC announced that SVB depositors would have access to all of their money. We have a banking relationship with SVB and hold cash, cash equivalents and marketable securities of $0.1 million as of March 31, 2024 in SVB depository accounts to cover short-term operational payments. While we have not experienced any losses in such accounts, the failure of SVB in 2023 caused us to utilize our accounts at other financial institutions in order to mitigate potential operational risks stemming from the temporary inability to access funds in our SVB operating accounts. As a result of bank failures, such as SVB, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired and could negatively impact the financial institutions with which we have direct arrangements, or the financial services industry or economy in general.

At March 31, 2024, we had cash and cash equivalents of $780.6 million compared to cash and cash equivalents of $751.3 million at December 31, 2023.

On December 14, 2023, the Company issued $600.0 million aggregate principal amount of its 2023 Notes in a private placement pursuant to separate, privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with a limited number of holders of its outstanding 2019 Notes and certain other qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). Pursuant to the Exchange and Subscription Agreements, the Company exchanged $217.7 million of its 2019 Notes for $309.9 million aggregate principal amount of the 2023 Notes (the “Exchange Transaction”) and issued $290.1 million aggregate principal amount of the 2023 Notes (the “Subscription Transactions”) for $290.1 million in cash. Proceeds from the Subscription Transactions amounted to $276.1 million after debt issuance costs of $13.9 million. The 2023 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 1.00% per year. Interest is payable semi-annually in arrears on each June 15 and December 15, commencing on June 15, 2024.

The 2023 Notes will mature on December 15, 2028, unless earlier redeemed, repurchased or converted. During the first quarter of 2024, the closing price of the Company's common stock did not exceed 130% of the conversion price of the 2023 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2023 Notes are not convertible at the option of the holders of the 2023 Notes during the second quarter of 2024, the quarter immediately following the quarter when the conditions are met, as stated in the 2023 Notes Indenture. For more information on the 2023 Notes, see Note 8, "Convertible Senior Notes," to this report.

During the first quarter of 2024, the closing price of our common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2019 Notes are convertible at the option of the holders of the 2019 Notes during the second quarter of 2024, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the 2019 Notes. These conditions have been met each quarter since the third quarter of 2020. As a result, as of the date of this filing and excluding the Exchange Transaction mentioned above, $0.3 million aggregate principal amount of the 2019 Notes have been requested for conversion by the note holders since the issuance of the 2019 Notes and all but $0.1 million of the requests have been settled as of March 31, 2024. The conversions resulted in the issuance of a nominal number of shares of our common stock to the note holders. Since the 2019 Notes mature within one year of the report date, we classify the carrying value of the 2019 Notes as current liabilities on our condensed consolidated balance sheet at March 31, 2024.

Cash Flows

	Three Months Ended March 31,		Increase/(Decrease)
	2024	2023	$ Change
	(Amounts in thousands)
Cash provided by (used in):
Operating activities	$44,708	$11,154	$33,554
Investing activities	(8,362)	(9,433)	1,071
Financing activities	(8,974)	(9,563)	589
Effect of exchange rate changes on cash and cash equivalents	1,922	993	929
Net increase (decrease) in cash and cash equivalents	$29,294	$(6,849)	$36,143

Operating activities

For the three months ended March 31, 2024, our operating activities provided cash of $44.7 million reflecting net income of $2.1 million and non-cash charges totaling $28.4 million primarily related to depreciation, intangible amortization, amortization of debt discount and issuance costs, stock-based compensation charges, deferred income taxes and contingent consideration fair value adjustments. A decrease in accounts receivable provided $6.7 million of cash and was primarily driven by lower revenue. We also had a decrease in inventory manufactured that provided $3.2 million, a net increase in accounts payable and accrued expenses of $5.7 million, primarily due to an increase in unearned revenue and accrued employee bonuses, and a net increase in operating lease liability due to new operating leases entered into during 2024 provided cash of $3.0 million. An increase in prepaid expenses, primarily related to subscriptions and taxes consumed $4.6 million. The remaining cash provided by operating activities resulted from favorable changes in various other working capital accounts.

For the three months ended March 31, 2023, our operating activities provided cash of $11.2 million reflecting net income of $28.8 million and non-cash charges totaling $22.2 million primarily related to depreciation, amortization, contingent consideration adjustments, deferred income taxes and stock-based compensation charges. An increase in accounts receivable consumed $16.8 million of cash and was primarily driven by the timing of collections from customers. Additionally, we had an increase in inventory of $5.8 million. A decrease in accounts payable consumed $1.2 million due to timing of payments to vendors. An increase in prepaid expenses due to payment of subscriptions consumed $2.8 million and a decrease in accrued liabilities consumed $13.3 million primarily related to the payment of employee bonuses during the three months ended March 31, 2023. The remaining cash provided by operating activities resulted from favorable changes in various other working capital accounts.

Investing activities

Our investing activities consumed $8.4 million of cash during the three months ended March 31, 2024, which was due to capital expenditures during the first quarter of 2024, which consumed $8.4 million in cash. Included in this amount for the three months ended March 31, 2024 were capitalized costs related to our internal-use software for the three months ended March 31, 2024.

Our investing activities consumed $9.4 million of cash during the three months ended March 31, 2023, which was due to capital expenditures in 2023 as we continued to increase our manufacturing capacity worldwide. Of these expenditures, $0.9 million represented capitalized costs related to our internal-use software for the three months ended March 31, 2023.

Financing activities

Our financing activities consumed $9.0 million of cash for the three months ended March 31, 2024, primarily for $7.6 million in cash disbursed for shares withheld to cover employee income tax due upon the vesting and release of restricted stock units and the payment of $2.2 million to settle the cash portion of the First Earnout Year contingent earnout obligation related to our acquisition of FlexBiosys in April 2023. This was partially offset by proceeds received from stock option exercises during the period.

Our financing activities consumed $9.6 million of cash during the three months ended March 31, 2023, primarily for cash disbursed in relation to shares withheld to cover employee income tax due upon the vesting and release of restricted stock units. This was partially offset by proceeds received from stock option exercises during the period.

Working capital increased by $1.8 million to $954.7 million at March 31, 2024 from $952.9 million at December 31, 2023 due to the various changes noted above.

Effect of exchange rate changes on cash and cash equivalents

The effect of exchange rate changes on cash during the three months ended March 31, 2024 is a result of the weakening of the Swedish krona against the U.S. dollar by 6% and the weakening of the Euro against the U.S. dollar by 2%.

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

Absent acquisitions of additional products, product candidates or intellectual property, we believe our current cash balances are adequate to meet our cash needs for at least the next 24 months from the date of this filing. We expect operating expenses for the remainder of the fiscal year to increase as we continue to expand our bioprocessing business. We expect to incur continued spending related to the development and expansion of our bioprocessing product lines and expansion of our commercial capabilities for the foreseeable future. Our future capital requirements may include, but are not limited to, purchases of property, plant and equipment, the acquisition of additional bioprocessing products and technologies to complement our existing manufacturing capabilities and continued investment in our intellectual property portfolio.

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

Net Operating Loss Carryforwards

At December 31, 2023, the Company had federal net operating loss carryforwards of $31.1 million, state net operating loss carryforwards of $1.5 million and foreign net operating loss carryforwards of $4.9 million. The state net operating loss carryforwards will expire at various dates through 2043, while the federal and foreign net operating loss carryforwards have unlimited carryforward periods and do not expire. We had state business tax credits carryforwards of $5.0 million available to reduce future federal and state income taxes. The business tax credits carryforwards will expire at various dates through December 2043. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service, state and foreign jurisdictions and may be limited in the event of certain changes in the ownership interest of significant shareholders.

Effects of Inflation

Our assets are primarily monetary, consisting mainly of cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. Since we intend to retain and continue to use our equipment, furniture, fixtures and office equipment, computer hardware and software and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to our market risk exposure during the three months ended March 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the principal executive officer and the principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective because of the previously reported material weakness in our internal control over financial reporting, which is described in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our condensed consolidated financial statements will not be prevented or detected on a timely basis.

As disclosed in Item 9A of the Form 10-K, management identified a material weakness in the operation of its controls over the deferred income tax accounting for complex and non-routine transactions. Specifically, management did not have adequate supervision and review controls over the complex accounting for deferred income tax on the exchange of our outstanding 0.375% Convertible Senior Notes due 2024 and the issuance of 1.00% Convertible Senior Notes due 2028, including work performed by external advisors and the internal review of such transaction and related analysis. Based on this material weakness, the Company’s management concluded that as of and for the year ended December 31, 2023, the Company’s internal control over financial reporting was not effective.

Ongoing Remediation Efforts to Address the Previously Identified Material Weakness

As previously disclosed in the Form 10-K, management is implementing remedial actions under the oversight of the Audit Committee of the Board of Directors to address the identified deficiencies. On highly-technical, non-routine and complex accounting transactions, the Company will continue to engage nationally recognized third-party advisors with the requisite skills and technical expertise to assist in assessing, performing and reviewing such transactions. However, management is implementing improvements in identifying and selecting qualified third-party advisors; a process to verify controls, processes and internal reviews performed by the third-party advisors; a process to consider whether the non-routine transaction warrants additional advisor oversight; and a plan to increase education for internal resources on complex transactions.

As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to strengthen controls or to modify the remediation plan described above. When fully implemented and operational, the Company believes the controls they designed or plan to design will remediate the control deficiencies that have led to the material weakness that were identified. The previously identified material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Other than the foregoing, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Form 10-K for the period ended December 31, 2023 and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. There are no material changes to the risk factors described in our Form 10-K for the period ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10(b)5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

ITEM 6. EXHIBITS

(a)
Exhibits

Exhibit Number	Document Description

3.1

Restated Certificate of Incorporation dated June 30, 1992, as amended September 17, 1999 (filed as Exhibit 3.1 to Repligen Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

3.2

Certificate of Amendment to the Certificate of Incorporation of Repligen Corporation, effective as of May 16, 2014 (filed as Exhibit 3.1 to Repligen Corporation's Current Report on Form 8-K filed on May 19, 2014 and incorporated herein by reference).

3.3

Certificate of Amendment to the Certificate of Incorporation of Repligen Corporation, effective May 19, 2023 (filed as Exhibit 3.1 to Repligen Corporation's Current Report on Form 8-K filed on May 22, 2023 and incorporated herein by reference).

3.4	Third Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation's Current Report on Form 8-K filed on January 28, 2021 and incorporated herein by reference).

31.1 +	Rule 13a-14(a)/15d-14(a) Certification.

31.2 +	Rule 13a-14(a)/15d-14(a) Certification.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover page formatted as Inline XBRL and contained in Exhibits 101.

+ Filed herewith.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: May 1, 2024	By:	/S/ TONY J. HUNT
Tony J. Hunt
Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: May 1, 2024	By:	/S/ JASON K. GARLAND
Jason K. Garland
Chief Financial Officer
(Principal financial officer)
Repligen Corporation