Form 10-Q
period 2024-06-30
REPLIGEN CORP
filed 2024-07-30
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s common stock on July 26, 2024 was 56,006,498.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$809,146	$751,323
Accounts receivable, net of reserves of $1,823 and $2,122 at June 30, 2024 and December 31, 2023, respectively	123,245	124,161
Inventories, net	190,528	202,321
Assets held for sale	1,016	—
Prepaid expenses and other current assets	34,983	33,238
Total current assets	1,158,918	1,111,043
Noncurrent assets:
Property, plant and equipment, net	204,599	207,440
Intangible assets, net	379,813	400,486
Goodwill	985,613	987,120
Deferred tax assets	678	1,530
Operating lease right of use assets	131,450	115,515
Other noncurrent assets	853	1,277
Total noncurrent assets	1,703,006	1,713,368
Total assets	$2,861,924	$2,824,411
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,910	$19,563
Operating lease liability	12,129	5,631
Current contingent consideration	13,936	12,983
Accrued liabilities	57,851	50,533
Convertible Senior Notes due 2024, net	69,481	69,452
Total current liabilities	174,307	158,162
Noncurrent liabilities:
Convertible Senior Notes due 2028, net	517,725	510,143
Deferred tax liabilities	36,305	40,466
Noncurrent operating lease liability	143,518	126,578
Noncurrent contingent consideration	—	14,070
Other noncurrent liabilities	3,707	3,789
Total noncurrent liabilities	701,255	695,046
Total liabilities	875,562	853,208
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 55,902,860 shares at June 30, 2024 and 55,766,078 shares at December 31, 2023 issued and outstanding	559	558
Additional paid-in capital	1,585,782	1,569,227
Accumulated other comprehensive loss	(44,243)	(37,431)
Accumulated earnings	444,264	438,849
Total stockholders’ equity	1,986,362	1,971,203
Total liabilities and stockholders’ equity	$2,861,924	$2,824,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

Condensed CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product	$154,038	$159,133	$305,348	$341,754
Royalty and other revenue	35	36	71	75
Total revenue	154,073	159,169	305,419	341,829
Costs and operating expenses:
Cost of goods sold	77,314	79,307	153,705	161,152
Research and development	10,575	9,706	21,813	21,860
Selling, general and administrative	64,697	48,966	126,383	105,136
Contingent consideration	—	1,791	—	3,026
Total costs and operating expenses	152,586	139,770	301,901	291,174
Income from operations	1,487	19,399	3,518	50,655
Other income (expenses):
Investment income	9,411	5,964	18,404	11,450
Interest expense	(4,981)	(274)	(9,872)	(544)
Amortization of debt issuance costs	(520)	(457)	(1,003)	(914)
Other (expenses) income	(215)	528	(3,751)	605
Other income, net	3,695	5,761	3,778	10,597
Income before income taxes	5,182	25,160	7,296	61,252
Income tax provision	1,861	5,096	1,881	12,359
Net income	$3,321	$20,064	$5,415	$48,893
Earnings per share:
Basic	$0.06	$0.36	$0.10	$0.88
Diluted (Note 12)	$0.06	$0.35	$0.10	$0.86
Weighted average common shares outstanding:
Basic	55,884	55,705	55,838	55,648
Diluted (Note 12)	56,434	56,858	56,477	56,932

Net income	$3,321	$20,064	$5,415	$48,893
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,531)	(6,068)	(6,812)	(2,795)
Comprehensive income (loss)	$1,790	$13,996	$(1,397)	$46,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands, except share data)

	Three Months Ended June 30, 2024
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2024	55,841,318	$559	$1,571,811	$(42,712)	$440,943	$1,970,601
Net income	—	—	—	—	3,321	3,321
Conversion of debt	2	0	(53)	—	—	(53)
Exercise of stock options and vesting of stock units	40,560	0	842	—	—	842
Tax withholding on vesting of restricted stock units	(7,658)	(0)	(1,234)	—	—	(1,234)
Issuance of common stock pursuant to contingent consideration earnout payments	28,638	0	5,202	—	—	5,202
Stock-based compensation expense	—	—	9,214	—	—	9,214
Translation adjustment	—	—	—	(1,531)	—	(1,531)
Balance at June 30, 2024	55,902,860	$559	$1,585,782	$(44,243)	$444,264	$1,986,362

	Three Months Ended June 30, 2023
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2023	55,644,301	$556	$1,544,956	$(31,121)	$426,101	$1,940,492
Net income	—	—	—	—	20,064	20,064
Conversion of debt	6	0	(3)	—	—	(3)
Exercise of stock options and vesting of stock units	36,184	1	32	—	—	33
Tax withholding on vesting of restricted stock units	(9,631)	(0)	(1,547)	—	—	(1,547)
Issuance of common stock pursuant to the acquisition of FlexBiosys, Inc.	31,415	0	5,243	—	—	5,243
Issuance of common stock pursuant to contingent consideration earnout payments	42,621	0	7,229	—	—	7,229
Stock-based compensation expense	—	—	5,483	—	—	5,483
Translation adjustment	—	—	—	(6,068)	—	(6,068)
Balance at June 30, 2023	55,744,896	$557	$1,561,393	$(37,189)	$446,165	$1,970,926

	Six Months Ended June 30, 2024
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2023	55,766,078	$558	$1,569,227	$(37,431)	$438,849	$1,971,203
Net income	—	—	—	—	5,415	5,415
Conversion of debt	2	0	(107)	—	—	(107)
Exercise of stock options and vesting of stock units	152,481	2	1,786	—	—	1,788
Tax withholding on vesting of restricted stock units	(47,109)	(1)	(8,856)	—	—	(8,857)
Issuance of common stock pursuant to contingent consideration earnout payments	31,408	0	5,742	—	—	5,742
Stock-based compensation expense	—	—	17,990	—	—	17,990
Translation adjustment	—	—	—	(6,812)	—	(6,812)
Balance at June 30, 2024	55,902,860	$559	$1,585,782	$(44,243)	$444,264	$1,986,362

	Six Months Ended June 30, 2023
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2022	55,557,698	$556	$1,547,266	$(34,394)	$397,272	$1,910,700
Net income	—	—	—	—	48,893	48,893
Conversion of debt	6	—	(3)	—	—	(3)
Exercise of stock options and vesting of stock units	176,394	2	60	—	—	62
Tax withholding on vesting of restricted stock units	(63,238)	(1)	(11,139)	—	—	(11,140)
Issuance of common stock pursuant to the acquisition of FlexBiosys, Inc.	31,415	0	5,243	—	—	5,243
Issuance of common stock pursuant to the contingent consideration earnout payments	42,621	0	7,229	—	—	7,229
Stock-based compensation expense	—	—	12,737	—	—	12,737
Translation adjustment	—	—	—	(2,795)	—	(2,795)
Balance at June 30, 2023	55,744,896	$557	$1,561,393	$(37,189)	$446,165	$1,970,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$5,415	$48,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,648	31,237
Amortization of debt discount and issuance costs	7,727	914
Stock-based compensation	17,990	12,737
Deferred income taxes, net	(2,634)	(2,196)
Contingent consideration	—	3,026
Non-cash interest income	—	(2,023)
Other	(172)	574
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(1,245)	(4,606)
Inventories	10,474	(2,508)
Prepaid expenses and other assets	(1,999)	(11,530)
Operating lease right of use assets	(16,349)	6,487
Other assets	364	(888)
Accounts payable	1,547	(3,871)
Accrued expenses	8,366	(26,234)
Operating lease liabilities	23,867	(4,544)
Long-term liabilities	(101)	154
Total cash provided by operating activities	86,898	45,622
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(28,099)
Proceeds from maturity of marketable securities held to maturity	—	102,323
Additions to capitalized software costs	(2,619)	(2,075)
Purchases of property, plant and equipment	(13,154)	(16,749)
Other investing activities	11	—
Total cash (used in) provided by investing activities	(15,762)	55,400
Cash flows from financing activities:
Proceeds from exercise of stock options	1,788	62
Payment of tax withholding obligation on vesting of restricted stock	(8,857)	(11,140)
Payment of earnout consideration	(7,375)	(7,298)
Other financing activities	(303)	(12)
Total cash used in financing activities	(14,747)	(18,388)
Effect of exchange rate changes on cash and cash equivalents	1,434	(2,436)
Net increase in cash and cash equivalents	57,823	80,198
Cash, cash equivalents, beginning of period	751,323	523,458
Cash and cash equivalents, end of period	$809,146	$603,656
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$23,860	$831
Fair value of shares of common stock issued for contingent consideration earnouts	$5,742	$7,229
Fair value of 31,415 shares of common stock issued for the acquisition of FlexBiosys, Inc.	$—	$5,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Repligen Corporation (the “Company”, “Repligen”, “our” or “we”) in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), for Quarterly Reports on Form 10-Q (“Form 10-Q”) and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 22, 2024 (“Form 10-K”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The business and economic uncertainty resulting from global geopolitical conflicts, supply chain challenges, cost pressure and the overall effects of the current inflationary environment on customers' purchasing patterns has made such estimates more difficult to calculate. Accordingly, actual results could differ from those estimates.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company made no material changes in the application of its significant accounting policies that were disclosed in its Form 10-K. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments necessary for a fair presentation of its financial position as of June 30, 2024, its results of operations for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

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

Recent Accounting Guidance

The Company considers the applicability and impact of all Accounting Standards Updates (“ASU” or “ASUs”) and other recently issued guidance or rule decisions on their condensed consolidated financial statements. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s condensed consolidated financial position or results of operations. Recently issued accounting guidance that the Company feels may be applicable to them is as follows:

Recently Issued Accounting Guidance – Not Yet Adopted

In March 2024, the SEC adopted final rules under SEC Release No. 33-11275 requiring public companies to provide certain climate-related information in their registration statements and annual reports. As part of the disclosures, registrants will be required to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. The rules were immediately challenged in a number of lawsuits, which were subsequently consolidated by the U.S. Court of Appeals for the Eighth Circuit. In April 2024, the SEC announced that it is staying implementation of the new rules pending resolution of the consolidated litigation before the Eighth Circuit. The Company is assessing the effect of compliance with the new rules on its condensed consolidated financial statements and related disclosures.

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$735,008	$—	$—	$735,008
Liabilities:
Short-term contingent consideration	$—	$—	$13,936	$13,936

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$658,574	$—	$—	$658,574
Liabilities:
Short-term contingent consideration	$—	$—	$12,983	$12,983
Long-term contingent consideration	$—	$—	$14,070	$14,070

Cash and cash equivalents

As of June 30, 2024 and December 31, 2023, cash and cash equivalents on the Company's condensed consolidated balance sheets included $735.0 million and $658.6 million, respectively, in money market accounts. These funds are valued on a recurring basis using Level 1 inputs.

Contingent Consideration – Earnouts

As of June 30, 2024, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay in connection with completed acquisitions is: $125.0 million over a three-year earnout period for Avitide, Inc. (“Avitide”), which was acquired in September 2021 and for which the earnout periods run from January 1, 2022 through December 31, 2024; $42.0 million over a two-year earnout period for FlexBiosys, Inc. (“FlexBiosys”), which was acquired in April 2023 and for which the earnout periods run from January 1, 2023 through December 31, 2024; and approximately $10 million over a one-year earnout period for Metenova Holding AB (“Metenova”), which was acquired in October 2023 and for which the earnout period runs from January 1, 2024 through December 31, 2024. See Note 3, “Acquisitions” to this report for additional information on the contingent consideration earnouts.

Since the date of acquisition, expected results and changes in market inputs used to calculate the discount rate related to Avitide, FlexBiosys and Metenova, have, at times, resulted in changes in amounts reported as the Company’s contingent consideration obligation. As of June 30, 2024, management assessed the remaining contingent consideration obligation balances and the existing market inputs used and decided that no changes in fair value were required. A reconciliation of the change in the fair value of contingent consideration – earnouts is included in the following table (amounts in thousands):

Balance at December 31, 2023	$27,053
Payment of contingent consideration earnouts	(13,117)
Decrease in fair value of contingent consideration earnouts	—
Balance at June 30, 2024	$13,936

The recurring Level 3 fair value measurement of our contingent consideration obligations for Avitide, FlexBiosys and Metenova include the following significant unobservable inputs (amounts in thousands, except percent data):

Contingent Consideration Earnout	Fair Value as of June 30, 2024	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
			Probability of
			Success	100%	100%
Commercialization-based payments	$9,678	Monte Carlo Simulation	Earnout Discount Rate	5.8%-5.9%	5.9%

			Volatility	12.5%-24.6%	13.9%

Revenue and Volume- based payments	$361	Monte Carlo Simulation	Revenue & Volume Discount Rate	2.5%-9.3%	5.1%
			Earnout Discount Rate	5.8%-7.2%	5.8%
			Probability of Success	100%	100%
Manufacturing line expansions	$3,897	Probability-weighted present value	Earnout Discount Rate	6.1%-6.4%	6.3%

(1)
Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Fair Value Measured on a Nonrecurring Basis

During the three and six months ended June 30, 2024, there were no re-measurements to the fair value of financial assets and liabilities that are measured at fair value on a nonrecurring basis.

Convertible Senior Notes

In July 2019, the Company issued $287.5 million aggregate principal amount of 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”). Interest is payable semi-annually in arrears on January 15 and July 15 of each year. The 2019 Notes matured on July 15, 2024. At June 30, 2024 and December 31, 2023, respectively, the carrying value of the 2019 Notes was $69.5 million, net of unamortized debt issuance costs and the fair value of the 2019 Notes was $82.6 million and $109.8 million, respectively.

On December 14, 2023, the Company issued $600.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “2023 Notes”) in a private placement pursuant to separate, privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with a limited number of holders of its outstanding 2019 Notes and certain other qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). Pursuant to the Exchange and Subscription Agreements, the Company exchanged $217.7 million of its 2019 Notes for $309.9 million aggregate principal amount of the 2023 Notes (the “Exchange Transaction”) and issued $290.1 million aggregate principal amount of the 2023 Notes (the “Subscription Transactions”) for $290.1 million in cash. At June 30, 2024 and December 31, 2023, the carrying value of the 2023 Notes was $517.7 million and $510.1 million, respectively, net of unamortized debt discount and debt issuance cost and the fair value of the 2023 Notes was $497.4 million and $596.0 million, respectively.

The fair value of the 2023 Notes and the 2019 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2023 Notes and 2019 Notes as of June 30, 2024 and December 31, 2023. The 2023 Notes and 2019 Notes are discussed in more detail in Note 8, “Convertible Senior Notes,” to these condensed consolidated financial statements.

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

Consideration Transferred

The Company accounted for the Metenova Acquisition as a purchase of business under Accounting Standards Codification (“ASC”) 805, “Business Combinations,” and the Company engaged a third-party valuation firm to assist with the valuation of Metenova. Under the Share Purchase Agreement, all outstanding equity interests of Metenova were acquired for consideration with a value totaling $172.6 million. The Metenova Acquisition was funded through payment of $164.5 million in cash, the issuance of 52,299 unregistered shares of the Company's common stock totaling $8.1 million and contingent consideration with an immaterial fair value.

Under the acquisition method of accounting, the assets acquired and liabilities assumed of Metenova were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net liabilities acquired is estimated to be $1.9 million, the fair value of the intangible assets acquired is estimated to be $58.8 million and the residual goodwill is estimated to be $115.7 million. The estimated consideration and preliminary purchase price information has been prepared using a preliminary valuation. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company has incurred $6.1 million of transaction and integration costs associated with the Metenova Acquisition from the date of acquisition to June 30, 2024, with $1.0 million and $2.6 million of transaction and integration costs incurred during the three and six months ended June 30, 2024, respectively. The transaction costs are included in operating expenses in the condensed consolidated statements of comprehensive income (loss) for the period ended June 30, 2024.

Fair Value of Net Assets Acquired

The preliminary allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. As of June 30, 2024, the purchase accounting for this acquisition had not been finalized. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. During 2024, the Company recorded a net working capital adjustment of $0.1 million related to an inventory adjustment, offset in goodwill, to align the Metenova opening balance sheet. Besides tax implications of the purchase price allocation, the final allocation may result in additional changes to other assets and liabilities.

The components and estimated allocation of the purchase price consist of the following (amounts in thousands):

Cash and cash equivalents	$5,768
Accounts receivable	3,730
Inventory	4,477
Prepaid expenses and other current assets	470
Property and equipment	433
Operating lease right of use asset	615
Customer relationships	12,659
Developed technology	44,377
Trademark and tradename	939
Non-competition agreements	787
Goodwill	115,722
Accounts payable	(1,432)
Accrued liabilities	(2,934)
Operating lease liability	(275)
Noncurrent deferred tax liability	(12,481)
Noncurrent operating lease liability	(255)
Fair value of net assets acquired	$172,600

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
		$58,762

FlexBiosys, Inc.

On April 17, 2023, the Company completed its acquisition of all of the outstanding equity interests in FlexBiosys, pursuant to an Equity Purchase Agreement (the “FlexBiosys Agreement”) with FlexBiosys, TSAP Holdings Inc. (“NJ Seller”), Gayle Tarry and Stanley Tarry, as individuals (collectively with NJ Seller, the "Sellers"), and Stanley Tarry, in his capacity as the representative of the Sellers (the “FlexBiosys Acquisition”).

FlexBiosys, which is headquartered in Branchburg, New Jersey, offers expert design and custom manufacturing of single-use bioprocessing products and a comprehensive range of products that include bioprocessing bags, bottles, and tubing assemblies. These products will complement and expand our fluid management portfolio of offerings.

Consideration transferred

The FlexBiosys Acquisition was accounted for as a purchase of a business under ASC 805, and the Company engaged a third-party valuation firm to assist with the valuation of FlexBiosys. Under the terms of the FlexBiosys Agreement, all outstanding equity interests of FlexBiosys were acquired for consideration with a value totaling $41.0 million. The FlexBiosys Acquisition was funded through payment of $29.0 million in cash, which includes $6.3 million deposited in escrow for future payments, the issuance of 31,415 unregistered shares of the Company's common stock totaling $5.4 million and contingent consideration with fair value of approximately $6.6 million.

Under the acquisition method of accounting, the assets acquired and liabilities assumed of FlexBiosys were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net assets acquired is $14.1 million, the fair value of the intangible assets acquired is $12.6 million and the residual goodwill is $14.3 million. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company has incurred $1.1 million of transaction and integration costs associated with the FlexBiosys Acquisition from the date of acquisition to June 30, 2024. There were no transaction and integration costs incurred for the FlexBiosys Acquisition during the three and six months ended June 30, 2024.

Fair Value of Net Assets Acquired

The allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, based on the final valuation of FlexBiosys. The Company has made appropriate adjustments to purchase price allocation during the measurement period, which ended on April 17, 2024. The purchase price allocation was completed as of March 31, 2024.

The components and final allocation of the purchase price consist of the following (amounts in thousands):

Cash and cash equivalents	$1,090
Accounts receivable	683
Inventory	667
Prepaid expenses and other current assets	35
Property and equipment	12,034
Operating lease right of use asset	3,537
Customer relationships	2,530
Developed technology	9,860
Trademark and tradename	30
Non-competition agreements	220
Goodwill	14,321
Other noncurrent assets	10
Accounts payable	(136)
Accrued liabilities	(314)
Operating lease liability	(39)
Noncurrent operating lease liability	(3,498)
Fair value of net assets acquired	$41,030

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
		$12,640

4.
Restructuring Plan

In July 2023, the Board of Directors authorized the Company's management team to undertake restructuring activities to simplify and streamline our organization and strengthen the overall effectiveness of our operations. Since the initial streamlining and re-balancing efforts contemplated in July, the Company continues to undertake further restructuring activities (collectively, the “Restructuring Plan”) which has included consolidating a portion of our manufacturing operations between certain U.S. locations, discontinuing the sale of certain product SKUs, and evaluating the fair value of finished goods and raw materials, mostly secured during the 2020-2022 COVID-19 pandemic period to meet increasing demand during a challenging supply chain environment in the industry.

The Company recorded pre-tax restructuring activity of $1.0 million and $2.4 million, respectively, for the three and six months ended June 30, 2024, related to the Restructuring Plan and expects the Restructuring Plan to be completed by the end of the third quarter of 2024.

The following table summarizes the charges related to restructuring activities by type of cost:

	For the Three Months Ended June 30, 2024
	Severance & Employee-Related Costs	Accelerated Depreciation	Facility and Other Exit Costs	Total
	(Amounts in thousands)
Cost of goods sold	$371	$—	$143	$514
Research and development	284	—	—	284
Selling, general and administrative	157	—	17	174
	$812	$—	$160	$972

	For the Six Months Ended June 30, 2024
	Severance & Employee-Related Costs	Accelerated Depreciation	Facility and Other Exit Costs	Total
	(Amounts in thousands)
Cost of goods sold	$853	$19	$201	$1,073
Research and development	449	—	—	449
Selling, general and administrative	856	—	17	873
	$2,158	$19	$218	$2,395

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

The restructuring accrual is included in accrued liabilities in the condensed consolidated balance sheet as of June 30, 2024 and the balance is expected to be paid by the third quarter of 2024. Activity related to the Restructuring Plan for the six months ended June 30, 2024 was as follows (amounts in thousands):

	Restructuring Liability December 31, 2023	Restructuring Costs	Amounts Paid in 2024	Noncash Restructuring Items	Restructuring Liability June 30, 2024

Severance & employee-related costs	$464	$2,158	$(1,909)	$(74)	$639
Accelerated depreciation	—	19	—	(19)	—
Facility and other exit costs	—	218	(218)	—	—
Total	$464	$2,395	$(2,127)	$(93)	$639

5.
Revenue Recognition

Disaggregation of Revenue

Revenues for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Amounts in thousands)
Product revenue	$154,038	$159,133	$305,348	$341,754
Royalty and other income	35	36	71	75
Total revenue	$154,073	$159,169	$305,419	$341,829

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

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30,	December 31,
	2024	2023
Balances from contracts with customers only:
Accounts receivable	$123,245	$124,161
Deferred revenue (included in accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheets)	$14,461	$10,755
Revenue recognized during periods presented relating to:
The beginning deferred revenue balance	$6,818	$18,751

The timing of revenue recognition, billings and cash collections results in the accounts receivable and deferred revenue balances on the Company’s condensed consolidated balance sheets.

6.
Goodwill and Intangible Assets

Goodwill

The following table represents the change in the carrying value of goodwill for the six months ended June 30, 2024 (amounts in thousands):

Balance at December 31, 2023	$987,120
Measurement period adjustment - Metenova	(56)
Cumulative translation adjustment	(1,451)
Balance at June 30, 2024	$985,613

The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three and six months ended June 30, 2024.

Intangible assets

Indefinite-lived intangible assets are reviewed for impairment at least annually. There has been no impairment of the Company’s intangible assets for the periods presented.

Intangible assets, net, consisted of the following at June 30, 2024:

	June 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$246,917	$(51,796)	$195,121	16
Patents	240	(240)	—	8
Customer relationships	268,683	(92,419)	176,264	15
Trademarks	8,698	(2,043)	6,655	19
Other intangibles	3,859	(2,786)	1,073	3
Total finite-lived intangible assets	528,397	(149,284)	379,113	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$529,097	$(149,284)	$379,813

Intangible assets, net, consisted of the following at December 31, 2023:

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology - developed	$249,594	$(44,162)	$205,432	16
Patents	240	(240)	—	8
Customer relationships	269,949	(83,963)	185,986	15
Trademarks	8,757	(1,789)	6,968	19
Other intangibles	3,914	(2,514)	1,400	3
Total finite-lived intangible assets	532,454	(132,668)	399,786	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$533,154	$(132,668)	$400,486

Amortization expense for finite-lived intangible assets was $8.5 million and $7.5 million for each of the three months ended June 30, 2024 and 2023, respectively, and $17.2 million and $14.9 million for each of the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company expects to record the following amortization expense in future periods (amounts in thousands):

Estimated
Amortization
For the Years Ended December 31,	Expense
2024 (remaining six months)	$16,882
2025	33,608
2026	33,270
2027	33,236
2028	33,137
2029 and thereafter	228,980
Total	$379,113

7.
Consolidated Balance Sheet Detail

Inventories, net

Inventories, net consists of the following:

	June 30,	December 31,
	2024	2023
	(Amounts in thousands)
Raw materials	$111,487	$123,598
Work-in-process	5,248	4,492
Finished products	73,793	74,231
Total inventories, net	$190,528	$202,321

Assets held for sale

During the first quarter of 2024, the Company’s management decided it would explore a sale of the Company’s property located at 119 Fredon Springdale Road, Fredon, New Jersey (the “BioFlex Property”) and engaged a broker to assist with the sale process. As of June 30, 2024, the Company continues to conduct a sale process for the BioFlex Property, with the expectation of completing the sale by the end of 2024. As a result of these actions, the sale of the BioFlex Property meets the criteria to be classified as assets held-for-sale pursuant to ASC 360, “Impairment and Disposal of Long-Lived Assets.” Therefore, the Company recorded $1.0 million in assets held for sale in our condensed consolidated balance sheet as of June 30, 2024.

Assets held for sale as of June 30, 2024 (for which there were no comparable amounts as of December 31, 2023) consist of the following (amounts in thousands):

June 30,
2024
Land	$101
Buildings	915
Total assets held for sale	$1,016

Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	June 30,	December 31,
	2024	2023
	(Amounts in thousands)
Land	$831	$992
Buildings	697	1,667
Leasehold improvements	128,455	126,663
Equipment	114,013	114,606
Furniture, fixtures and office equipment	9,046	9,077
Computer hardware and software	39,942	35,528
Construction in progress	54,334	47,086
Other	501	544
Total property, plant and equipment	347,819	336,163
Less - Accumulated depreciation	(143,220)	(128,723)
Total property, plant and equipment, net	$204,599	$207,440

Accrued liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2024	2023
	(Amounts in thousands)
Employee compensation	$23,438	$16,660
Deferred revenue	14,001	10,287
Income taxes payable	573	6,814
Other	19,839	16,772
Total accrued liabilities	$57,851	$50,533

8.
Convertible Senior Notes

The carrying value of the Company's convertible senior notes is as follows:

	June 30, 2024	December 31, 2023
	(Amounts in thousands)
1.00% Convertible Senior Notes due 2028:
Principal amount	$600,000	$600,000
Unamortized debt discount	(74,733)	(81,457)
Unamortized debt issuance costs	(7,542)	(8,400)
Carrying amount - Convertible Senior Notes due 2028, net	$517,725	$510,143
0.375% Convertible Senior Notes due 2024:
Principal amount	$69,504	$69,700
Unamortized debt issuance costs	(23)	(248)
Carrying amount - Convertible Senior Notes due 2024, net	$69,481	$69,452

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

The Company evaluated the Exchange Transaction and determined approximately $29.6 million of the $217.7 million principal of the exchanged 2019 Notes should be accounted for as extinguishments of debt and approximately $188.1 million should be accounted for as modification of debt. As a result, the Company recognized a $12.7 million loss on extinguishments of debt in its consolidated statements of comprehensive income (loss) for the year ended December 31, 2023, inclusive of $0.1 million of unamortized debt issuance costs. Under debt modification accounting, the carrying amount of the modified 2019 Notes was reduced by $2.8 million, with a corresponding increase to additional paid-in capital, to account for the increase in the fair value of the embedded conversion option, representing a debt discount of the modified 2019 Notes. The aggregate debt discount of $74.7 million as of June 30, 2024, comprised of $72.2 million increase in principal of the modified 2019 Notes and a $2.5 million increase in the fair value of the embedded conversion option. The aggregate debt discount of $81.5 million as of December 31, 2023, comprised of $78.7 million increase in principal of the modified 2019 Notes and a $2.8 million increase in the fair value of the embedded conversion option. These amounts are presented as a direct reduction from the carrying value of the convertible debt in their respective periods presented in our condensed consolidated balance sheets. This amount is being accreted into interest expense in the condensed consolidated statements of comprehensive income (loss) using the effective interest method over the term of the 2023 Notes.

Proceeds from the Subscription Transactions were $276.1 million, net of debt issuance costs of $13.9 million. The Exchange Transaction resulted in $6.2 million of the debt issuance costs related to the modified 2019 Notes, which were expensed as incurred in accordance with debt modification accounting, and $7.7 million of deferred debt issuance costs related to the 2023 Notes, which were recorded as a direct deduction to the carrying value of the 2023 Notes on the Company’s condensed consolidated balance sheets. The Company is amortizing the $7.7 million of debt issuance costs of the 2023 Notes into amortization of debt issuance costs in the Company’s condensed consolidated statements of comprehensive income (loss) over the remaining term of the 2023 Notes. The carrying value of the 2023 Notes of $517.7 million and $510.1 million is included in long-term debt on the Company's condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

The Company used $14.4 million of the proceeds from the Subscription Transactions to repurchase shares of its common stock from certain purchasers of the 2023 Notes. For more information regarding this repurchase, see Note 12, “Stockholders’ Equity - Share Repurchases” included in Part II, Item 8, “Financial Statements and Supplementary Data,” to the Company's Form 10-K. The Company will also use a portion of the proceeds to finance in part, the settlement upon conversion or repurchase of the remaining 2019 Notes at maturity. See Note 15, “Subsequent Events - Maturity of the Remaining 2019 Notes” below for more information on the redemption of the 2019 Notes. The remainder of the proceeds will be used for working capital.

The 2023 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 1.00% per year. Interest is payable semi-annually in arrears on each of June 15 and December 15, which commenced on June 15, 2024. The 2023 Notes will mature on December 15, 2028, unless earlier redeemed, repurchased or converted. During the second quarter of 2024, the closing price of the Company’s common stock did not exceed 130% of the conversion price of the 2023 Notes for more than 20 trading days of the last 30 consecutive trading of the quarter. As a result, the 2023 Notes are not convertible at the option of the holders of the 2023 Notes during the third quarter of 2024, the quarter immediately following the quarter when the conditions are met, as stated in the indenture governing the 2023 Notes. Because the 2023 Notes were not convertible as of June 30, 2024, the Company classifies the carrying value of the 2023 Notes of $517.7 million as noncurrent liabilities on the Company’s condensed consolidated balance sheet at June 30, 2024. The initial conversion rate for the 2023 Notes is 4.9247 shares of the Company’s common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of $203.06 per share and represents a 30% premium over the last reported sale price of $156.20 per share on December 6, 2023, the date on which the 2023 Notes were priced. Prior to the close of business on the business day immediately preceding September 15, 2028, the 2023 Notes will be convertible at the option of the holders of 2023 Notes only upon the satisfaction of the specified conditions mentioned above and during certain quarters commencing after the calendar quarter ending on March 31, 2024, into cash up to their principal amount, and into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, for the conversion value above the principal amount, if any. Thereafter until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2023 Notes will be convertible at the option of the holders of 2023 Notes at any time regardless of these conditions. The Company may redeem for cash, all or a portion of the 2023 Notes, at its option, on or after December 18, 2026 and prior to the 21st scheduled trading day immediately preceding the maturity date at a redemption price of 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date, if certain conditions are met in accordance to the 2023 Notes Indenture. For more information on the 2023 Notes, see Note 14, “Convertible Senior Notes,” included in Part II, Item 8, “Financial Statements and Supplementary Data,” to the Company’s Form 10-K.

The following table sets forth total interest expense recognized related to the 2023 Notes for the three and six months ended June 30, 2024 for which there were no comparable amounts for the same periods of 2023:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
	(Amounts in thousands, except percentage data)
Contractual interest expense – 2023 Notes	$1,500	$3,000
Amortization of debt discount – 2023 Notes	3,398	6,724
Amortization of debt issuance costs – 2023 Notes	408	815
Total	$5,306	$10,539
Effective interest rate of the liability component	4.39%	4.39%

At June 30, 2024 and December 31, 2023, the carrying value of the 2023 Notes was $517.7 million and $510.1 million, respectively, net of unamortized discount, and the fair value of the 2023 Notes was $497.4 million and $596.0 million, respectively. The fair value of the 2023 Notes was determined based on the most recent trade activity of the 2023 Notes at June 30, 2024 and December 31, 2023.

0.375% Convertible Senior Notes due 2024

The Company issued $287.5 million aggregate principal amount of the 2019 Notes on July 19, 2019 in a transaction which included the underwriters’ exercise in full of an option to purchase an additional $37.5 million aggregate principal amount of the 2019 Notes (the “Notes Offering”). The net proceeds of the Notes Offering, after deducting underwriting discounts and commissions and other related offering expenses payable by the Company, were approximately $278.5 million. Immediately following the closing of the Exchange Transaction mentioned above, $69.7 million in aggregate principal amount of the 2019 Notes remained outstanding as of December 31, 2023. As of June 30, 2024, subsequent to the conversion of another $0.2 million, $69.5 million in aggregate principal amount remains outstanding.

The 2019 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 0.375% per year. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The remaining 2019 Notes matured on July 15, 2024. The initial conversion rate for the 2019 Notes is 8.6749 shares of the Company’s common stock per $1,000 principal amount of 2019 Notes (which is equivalent to an initial conversion price of approximately $115.28 per share). The 2019 Notes are convertible as of June 30, 2024 at the option of the holders at any time regardless of prior conditions that were in place and were convertible until the close of business on July 11, 2024, the second scheduled trading day immediately preceding the maturity date. The 2019 Notes are not redeemable by the Company prior to maturity. See Note 15, “Subsequent Event - Maturity of the Remaining 2019 Notes” below for more information on the July 15, 2024 maturity.

As of the date of this filing, excluding the Exchange Transaction mentioned above, the Company has received requests to convert $0.3 million aggregate principal amount of the 2019 Notes and all have been settled as of June 30, 2024. These conversions resulted in the issuance of a nominal number of shares of the Company’s common stock to the note holders. Because the 2019 Notes matured in July 2024, the Company classified the carrying value of the 2019 Notes as current liabilities on the Company’s condensed consolidated balance sheets at June 30, 2024.

The following table sets forth total interest expense recognized related to the 2019 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Amounts in thousands, except percentage data)
Contractual interest expense – 2019 Notes	$65	$269	$130	$539
Amortization of debt issuance costs – 2019 Notes	112	457	224	914
Total	$177	$726	$354	$1,453
Effective interest rate of the liability component	1.00%	1.00%	1.00%	1.00%

At June 30, 2024 and December 31, 2023, the carrying value of the 2019 Notes was $69.5 million, respectively, net of unamortized discount, and the fair value of the 2019 Notes was $82.6 million and $109.8 million, respectively. The fair value of the 2019 Notes was determined based on the most recent trade activity of the 2019 Notes at June 30, 2024 and December 31, 2023.

9.
Stockholders’ Equity

Stock Option and Incentive Plans

Under the Company’s current 2018 Stock Option and Incentive Plan (the “2018 Plan”), the number of shares of the Company’s common stock that were reserved and available for issuance is 2,778,000, plus the number of shares of common stock that were available for issuance under the Company’s previous equity plans. The shares of common stock underlying any awards under the 2018 Plan and previous equity plans (together, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At June 30, 2024, 1,523,889 shares were available for future grants under the 2018 Plan.

Chief Executive Officer Accounting Modifications

On June 12, 2024, upon approval by the Board, the Company entered into the Fourth Amended and Restated Employment Agreement (the “Transition Agreement”) with the Company's Chief Executive Officer (“CEO”), Tony J. Hunt, which amends and restates Mr. Hunt's Third Amended and Restated Employment Agreement with the Company dated as of May 26, 2022. Under the terms of the Transition Agreement, Mr. Hunt will relinquish his position as the Company's CEO effective September 1, 2024 (the “Transition Date”) and will transition to a new role as Executive Chair of the Board beginning on the Transition Date (the “CEO Transition”). It is anticipated that Mr. Hunt will continue to be involved in the business as the Executive Chair of the Board until March 2026 and will continue to be employed by the Company as an advisor thereafter, until March 2027.

Under the terms of the Transition Agreement and the award agreements governing Mr. Hunt’s outstanding equity awards, Mr. Hunt’s unvested stock awards will continue to vest in accordance with their original terms. Furthermore, on June 28, 2024, the Company entered into an amendment (the “2024 Award Amendment”) to the equity awards granted to Mr. Hunt in 2024, which consisted of a stock option, restricted stock units (“RSUs”) and performance stock units (“PSUs” and together the “2024 Grants”). Pursuant to the terms of the 2024 Award Amendment, two-thirds of the 2024 Grants were forfeited, which equates to 32,776 shares of the Company’s common stock.

Although Mr. Hunt’s unvested equity awards continue to vest in accordance with their original terms and there has been no amendment to Mr. Hunt’s outstanding equity awards other than the 2024 Award Amendment, the Company determined that under ASC 718, ”Compensation - Stock Compensation”, the CEO Transition represents a significant reduction in Mr. Hunt’s operating role with the Company for accounting purposes. This determination resulted in a Type III accounting modification of certain of Mr. Hunt’s unvested stock awards (improbable to probable) under ASC 718 (the “Equity Modification”) on June 12, 2024. As a result, for accounting purposes only, Mr. Hunt’s unvested awards were deemed cancelled and a new grant issued for his unvested shares with the value of these awards recalculated using a price of $136.00 per share, which was the opening stock price of the first day of trading following the public announcement of the CEO Transition.

As a result of the Equity Modification, the Company will recognize stock-based compensation expense for the modified awards of $22.4 million over the remaining requisite service period, which the Company determined to be between June 13, 2024 and September 1, 2024 and represents the remaining service period of Mr. Hunt’s role as CEO.

The Company determined that the PSUs granted to Mr. Hunt in 2022 and 2023 should be accounted for as a Type IV accounting modification (improbable to improbable) in accordance with ASC 718, because vesting conditions before and after June 12, 2024 were improbable of being achieved.

As a result of the Equity Modification and the forfeiture of the pro-rata portion of Mr. Hunt’s 2024 Grants, the Company recognized $4.4 million of incremental stock-based compensation expense for the three and six months ended June 30, 2024.

Stock Issued for Earnout Payments

In April 2024, the Company issued 28,638 shares of its common stock to former securityholders of Avitide to satisfy the contingent consideration obligation established under the Agreement and Plan of Merger and Reorganization (the “Avitide Agreement”) which the Company entered into as part of the acquisition of Avitide in September 2021.

In March 2024, the Company issued 2,770 shares of its common stock to former securityholders of FlexBiosys to satisfy the contingent consideration obligation established under the FlexBiosys Agreement, which the Company entered into as part of the acquisition of FlexBiosys in April 2023.

See Note 4, “Acquisitions”, included in Part II, Item 8, “Financial Statements and Supplementary Data,” to the Company’s Form 10-K for additional information on the acquisitions of Avitide and FlexBiosys and the contingent consideration. The shares issued to FlexBiosys represent 20% of the earnout consideration earned in the First Earnout Year (as defined in the FlexBiosys Agreement) and the shares issued to Avitide represents 50% of the earnout consideration earned in the Second Earnout Year (as defined in the Avitide Agreement).

Stock-Based Compensation

The following table presents stock-based compensation expense in the Company’s condensed consolidated statements of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Amounts in thousands)
Cost of goods sold	$498	$522	$1,102	$1,113
Research and development	503	608	1,447	1,395
Selling, general and administrative(1)	8,213	4,353	15,441	10,229
Total stock-based compensation	$9,214	$5,483	$17,990	$12,737

(1)
Selling, general and administrative stock-based compensation for the three and six months ended June 30, 2024 includes $4.4 million of expense related to the Equity Modification discussed above.

Stock Options

Information regarding option activity for the six months ended June 30, 2024 under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2023	649,130	$85.97
Granted	60,736	$184.66
Exercised	(26,661)	$67.08
Forfeited/expired/cancelled(1)	(22,027)	$192.07
Options outstanding at June 30, 2024	661,178	$92.26
Options exercisable at June 30, 2024	413,411	$74.55
Vested and expected to vest at June 30, 2024(2)	655,251	$91.51	5.41	$35,463

(1)
Includes 13,057 options forfeited pursuant to the 2024 Award Amendment discussed above under “Chief Executive Officer Accounting Modifications”.
(2)
Represents the number of vested options as of June 30, 2024 plus the number of unvested options expected to vest as of June 30, 2024 based on the unvested outstanding options at June 30, 2024 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 28, 2024, the last business day of the second quarter of 2024, of $126.06 per share and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2024. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2024 and 2023 was $2.6 million and $0.7 million, respectively.

The weighted average grant date fair value of options granted during the six months ended June 30, 2024 and 2023 was $93.65 and $86.30, respectively.

Stock Units

The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant. The Company recognizes expense on awards with service-based vesting over the employee’s requisite service period on a straight-line basis. The Company recognizes expense on performance-based awards over the vesting period based on the probability that the performance metrics will be achieved. Information regarding stock unit activity, which includes activity for restricted stock units and performance stock units, for the six months ended June 30, 2024 under the Plans is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	474,320	$155.59
Awarded	178,252	$188.57
Vested	(125,820)	$143.87
Forfeited/cancelled(1)	(69,442)	$189.15
Unvested at June 30, 2024	457,310	$166.59
Vested and expected to vest at June 30, 2024(2)	397,312	$164.77

(1)
Includes 13,146 RSUs and 6,573 PSUs forfeited pursuant to the 2024 Award Amendment discussed above under ”Chief Executive Officer Accounting Modifications”.
(2)
Represents the number of vested stock units as of June 30, 2024 plus the number of unvested stock units expected to vest as of June 30, 2024 based on the unvested outstanding stock units at June 30, 2024 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value of stock units vested during the six months ended June 30, 2024 and 2023 was $23.5 million and $29.6 million, respectively.

The weighted average grant date fair value of stock units granted during the six months ended June 30, 2024 and 2023 was $188.57 and $176.86, respectively.

As of June 30, 2024, there was $73.3 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.59 years. The Company expects 2,267,696 unvested options and stock units to vest over the next five years.

10.
Commitments and Contingencies

Collaboration Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements that require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. Research and development expenses associated with license agreements were immaterial amounts for the three and six months ended June 30, 2024 and 2023.

In June 2018, the Company secured an agreement with Navigo Proteins GmbH (“Navigo”) for the exclusive co-development of multiple affinity ligands for which the Company holds commercialization rights. The Company is manufacturing and supplying the first of these ligands, NGL-Impact®, exclusively to Purolite Life Sciences, an Ecolab Inc. company (“Purolite”), who is pairing the Company’s high-performance ligand with Purolite’s agarose jetting base bead technology used in their Jetted A50 Protein A resin product. The Company also signed a long-term supply agreement with Purolite for NGL-Impact and other potential additional affinity ligands that may advance from the Company’s Navigo collaboration. In September 2020, the Company and Navigo successfully completed co-development of an affinity ligand targeting the SARS-CoV-2 spike protein, that was used in the purification of vaccines for the COVID-19 pandemic, including emerging variants of the SARS-CoV-2 coronavirus. The Company has proceeded with scaling up and manufacturing this ligand and the development and validation of the related affinity chromatography resin, which is marketed by the Company. In September 2021, the Company and Navigo successfully completed co-development of a novel affinity ligand that addresses aggregation issues associated with pH sensitive antibodies and Fc-fusion proteins. The Company is manufacturing and supplying this ligand, NGL-Impact® HipH, to Purolite. The Navigo and Purolite agreements are supportive of the Company’s strategy to secure and reinforce the Company’s proteins business. The Company made royalty payments to Navigo of $0.9 million and $1.2 million for the three months ended June 30,

2024 and 2023, respectively, and payments of $1.7 million and $2.3 million for the six months ended June 30, 2024 and 2023, respectively.

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

11.
Income Taxes

For the three and six months ended June 30, 2024, the Company recorded an income tax provision of $1.9 million for each respective period. The Company’s effective tax rate for the three and six months ended June 30, 2024 was 35.9% and 25.8%, respectively, compared to 20.3% and 20.2% for the corresponding periods in the prior year.

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

12.
Earnings Per Share

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Amounts in thousands, except per share data)
Numerator:
Net income	$3,321	$20,064	$5,415	$48,893

Denominator:
Weighted average shares used in computing net income per share - basic	55,884	55,705	55,838	55,648
Effect of dilutive shares:
Options and stock units	391	451	437	487
Convertible senior notes(1)	159	701	202	797
Dilutive effect of unvested performance stock units	—	1	—	1
Dilutive potential common shares	550	1,153	639	1,284
Denominator for diluted earnings per share - adjusted weighted average shares used in computing earnings per share - diluted	56,434	56,858	56,477	56,932

Earnings per share:
Basic	$0.06	$0.36	$0.10	$0.88
Diluted	$0.06	$0.35	$0.10	$0.86
(1)
Represents the dilutive impact for the Company's 2019 Notes. As of June 30, 2024, the if-converted value is less than the outstanding principal of the 2023 Notes and are therefore anti-dilutive. Refer to Note 8, "Convertible Senior Notes," above for more information.

For the three and six months ended June 30, 2024, 479,482 shares and 358,633 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive. Comparatively, for the three and six months ended June 30, 2023, 456,315 shares and 400,909 shares, respectively, were considered anti-dilutive.

In July 2019, the Company issued $287.5 million aggregate principal amount of its 2019 Notes. As provided by the terms of the Second Supplemental Indenture underlying the 2019 Notes, upon conversion of the 2019 Notes, the Company will use a combination of cash and shares of the Company's common stock, settling the par value of the 2019 Notes in cash and any excess conversion premium in shares. On December 14, 2023, the Company exchanged, in a privately negotiated exchange, $309.9 million principal amount of 2023 Notes for $217.7 million principal amount of 2019 Notes and issued $290.1 million aggregate principal amount of 2023 Notes for $290.1 million in cash. Immediately following the closing of the Exchange Transaction mentioned above, $69.7 million in aggregate principal amount of the 2019 Notes remained outstanding as of December 31, 2023 with terms unchanged. As of June 30, 2024, subsequent to the conversion of another $0.2 million, $69.5 million in aggregate principal amount remains outstanding.

As mentioned above and as provided by the terms of the Second Supplemental Indenture underlying the 2019 Notes, the Company irrevocably elected to settle the conversion obligation for the 2019 Notes in a combination of cash and shares of the Company’s common stock. This means the Company will settle the par value of the 2019 Notes in cash and any excess conversion premium in shares. The Company is required to reflect the dilutive effect of the convertible securities by application of the “if-converted” method, which means the denominator of the EPS calculation would include the total number of shares assuming the 2019 Notes had been fully converted at the beginning of the period. Accordingly, the par value of the 2019 Notes was not included in the calculation of diluted earnings per share, but the dilutive effect of the conversion premium was considered in the calculation of diluted earnings per share using the treasury stock method. The dilutive impact of the 2019 Notes was based on the difference between the Company’s current period average stock price and the conversion price of the 2019 Notes, provided there was a premium. For the three and six months ended June 30, 2024, the dilutive effect of the conversion premium included in the calculation of diluted earnings was 159,494 shares and 201,917 shares, respectively. For the three and six months ended June 30, 2023, the dilutive effect of the conversion premium included in the calculation of diluted earnings was 700,941 shares and 796,601 shares, respectively.

13.
Related Party Transactions

Certain facilities leased by our subsidiary, Spectrum LifeSciences LLC (“Spectrum”) are owned by the Roy Eddleman Living Trust (the “Trust”). As of June 30, 2024, the Trust owned greater than 5% of the Company’s outstanding shares. Therefore, the Company considers the Trust to be a related party. The lease amounts paid to the Trust were negotiated in connection with the acquisition of Spectrum. The Company incurred rent expense totaling $0.2 million for each of the three months ended June 30, 2024 and 2023 related to these leases and incurred $0.4 million for each of the six months ended June 30, 2024 and 2023.

14.
Segment Reporting

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the CODM in deciding how to allocate resources and assess performance. Our CEO has been identified as the CODM.

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one operating segment and one reportable segment. Our CODM evaluates financial information on a consolidated basis. As a result, the required financial segment information can be found in the condensed consolidated financial statements of the Company disclosed herein.

The following table represents the Company’s total revenue by customers’ geographic locations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue by customers' geographic locations:
North America	50%	46%	50%	42%
Europe	36%	36%	34%	37%
APAC/Other	14%	18%	16%	21%
Total revenue	100%	100%	100%	100%

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings, and credit exposure to any one issue, issuer (with the exception of U.S. Treasury obligations) and type of instrument is limited. At June 30, 2024 and December 31, 2023, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

There was no revenue from customers that represented 10% or more of the Company's total revenue for the three and six months ended June 30, 2024.

Significant accounts receivable balances representing 10% or more of the Company’s total trade accounts receivable balances at June 30, 2024 came from our accounts receivable balance outstanding with Novo Nordisk A/S, which was 11.6% of the Company’s total trade accounts receivable balance. No accounts receivable balance from a specific customer represented 10% or more of the Company's total trade accounts receivable at December 31, 2023.

15.
Subsequent Events

Maturity of the Remaining 2019 Notes

As discussed in Note 8, “Convertible Senior Notes” above, the remaining 2019 Notes matured and were paid off in full on July 15, 2024. The Company used net proceeds from the Exchange Transaction to fund the repayment of the 2019 Notes at maturity and to pay accrued and unpaid interest with respect to such notes. The Company irrevocably elected to settle the conversion of the 2019 Notes using a combination of cash and the Company’s common stock, settling the par value of the 2019 Notes in cash and any excess conversion premium in shares. In connection with the conversion, the Company paid $69.6 million in cash, which included principal and accrued interest, and issued 100,942 shares of the Company’s common stock representing the conversion premium.

Pending Acquisition of Tantti Laboratory Inc.

On July 29, 2024, the Company announced that it entered into a definitive agreement to acquire privately-held Tantti Laboratory Inc. (“Tantti”). Tantti, which is headquartered in Taoyuan City, Taiwan, is expected to accelerate the Company’s expansion into new modality markets with unique, scalable purification solutions for large molecule biologics.

The Company expects the acquisition of Tantti to be completed in the fourth quarter of 2024 subject to the satisfaction of customary closing conditions, including clearance through the Taiwanese regulatory channel.

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

2024 Acquisition

Pending Acquisition of Tantti Laboratory Inc.

On July 29, 2024, we announced that we entered into a definitive agreement to acquire privately-held Tantti Laboratory Inc. (“Tantti”). Tantti, which is headquartered in Taoyuan City, Taiwan, is expected to accelerate our expansion into new modality markets with unique, scalable purification solutions for large molecule biologics.

We expect the acquisition of Tantti to be completed in the fourth quarter of 2024 subject to the satisfaction of customary closing conditions, including clearance through the Taiwanese regulatory channel.

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

Revenues

Total revenue for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:
Products	$154,038	$159,133	$(5,095)	(3.2%)	$305,348	$341,754	$(36,406)	(10.7%)
Royalty and other	35	36	(1)	(2.8%)	71	75	(4)	(5.3%)
Total revenue	$154,073	$159,169	$(5,096)	(3.2%)	$305,419	$341,829	$(36,410)	(10.7%)

Product revenues

We focus on selling our products directly to customers in the pharmaceutical industry and to our contract manufacturers. These direct sales represented approximately 88.4% and 84.7% of our product revenue for each of the three months ended June 30, 2024 and 2023, respectively, and represented 89.4% and 84.4% of our product revenue for each of the six months ended June 30, 2024 and 2023. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

During the three and six months ended June 30, 2024, product revenue decreased by $5.1 million, or 3.2%, and $36.4 million, or 10.7%, respectively, as compared to the same periods of 2023. The decrease between the three and six-month periods is mainly due to a decrease in revenue from our proteins franchise due to weak demand, which reflects the Cytiva (a standalone operating company owned by Danaher Corporation) drop-off since they are producing product in-house and lower forecast for ligands from other customers. The decrease in revenue during the six-month periods also included a decrease in revenue from programs related to the COVID-19 pandemic as customers’ inventory has reduced at a slower pace than initially expected, which has primarily affected revenue from sales of our filtration products. Partially offsetting the decrease in revenue for the three and six month periods is an increase in revenue from the operations of acquisitions completed subsequent to the prior year comparable periods. In addition, the performance of our Alternating Tangential Filtration business, a part of our filtration franchise, was strong in the second quarter of 2024 as well as the first half of 2024 resulting in an increase in revenue during the three and six months ending June 30, 2024, as compared to the same periods of 2023. Revenue from sales by the remaining franchises for the three and six months ended June 30, 2024 remained relatively in line with similar revenue from the same periods of 2023.

Royalty and other revenues

Royalty and other revenues in the three and six months ended June 30, 2024 and 2023 relate to royalties received from a third-party systems manufacturer associated with our OPUS® chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partners.

Costs of goods sold and operating expenses

Total costs and operating expenses for the three and six months ended June 30, 2024 and 2023 were comprised of the following:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Cost of goods sold	$77,314	$79,307	$(1,993)	(2.5%)	$153,705	$161,152	$(7,447)	(4.6%)
Research and development	10,575	9,706	869	9.0%	21,813	21,860	(47)	(0.2%)
Selling, general and administrative	64,697	48,966	15,731	32.1%	126,383	105,136	21,247	20.2%
Contingent Consideration	—	1,791	(1,791)	(100.0%))	—	3,026	(3,026)	(100.0%)
Total costs and operating expenses	$152,586	$139,770	$12,816	9.2%	$301,901	$291,174	$10,727	3.7%

Cost of goods sold

Cost of goods sold decreased $2.0 million, or 2.5%, and $7.4 million, or 4.6% for the three and six months ended June 30, 2024, compared to the same periods of 2023, primarily due to a decrease in costs associated with lower revenue as well as a decrease in employee-related costs resulting from a decline in manufacturing headcount since June 30, 2023. Partially offsetting this was an increase in cost of goods sold that relates to the results of operations of FlexBiosys and Metenova, which have been in our consolidated results of operations since the acquisition dates in April 2023 and October 2023, respectively. There was also an increase in cost of goods sold during the three and six months ended June 30, 2024, as compared to the same periods of 2023 due to $0.5 million and $1.1 million, respectively, of costs incurred in 2024 from restructuring activities, for which there were no comparable costs in the same periods of 2023.

Gross margin was 49.8% and 50.2% in the three months ended June 30, 2024 and 2023, respectively and gross margin was 49.7% and 52.9% in the six months ended June 30, 2024 and 2023, respectively. Lower margins were a result of lower overall sales and production volumes, and a change in product mix, where we saw a significant decline in revenue associated with higher-margin consumable products due to the decrease in COVID-19 vaccine demand.

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

R&D expenses increased $0.9 million, or 9.0%, during the three months ended June 30, 2024, compared to the same period of 2023. The increase is primarily due to an adjustment to decrease the bonus accrual recorded during the second quarter of 2023 for which there is no comparable amount recorded in the same period of 2024. The increase is also attributable to the operations of Metenova, which have been in our results of operations since the acquisition date in October 2023 and $0.3 million of costs from restructuring activities during the three months ended June 30, 2024, for which there were no comparable costs in the same period of 2023. Offsetting these increases were decreases in employee-related costs from a decrease in headcount since June 30, 2023 and a decrease in spending on new product development during the three months ended June 30, 2024.

R&D expenses remained relatively consistent for the six months ended June 30, 2024, as compared to the same period of 2023 as the decreases in employee-related costs from lower R&D headcount as well as decreased spending on new product development during the first half of 2024, compared to the first half of 2023, were almost fully offset by the increase in R&D expenses that relate to the results of operations of FlexBiosys and Metenova. These results of operations have been in the consolidated results of operations since the acquisition dates in April 2023 and October 2023, respectively. There were also $0.4 million of costs from restructuring activities incurred by the Company during 2024, for which there were no comparable costs in the same period of 2023 and an adjustment to bring the corporate bonus accrual down recorded in the three months ended June 30, 2023, for which there were no comparable adjustment in the same period of 2024.

R&D expense also includes payments made to expand our proteins product offering through our agreement with Navigo Proteins GmbH (“Navigo”). Such expenses were $0.9 million and $1.7 million for the three and six months ended June 30, 2024, as compared to $1.2 million and $2.3 million, respectively, for the same periods in 2023, in the form of milestone payments to Navigo.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts, including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

SG&A costs increased by $15.7 million, or 32.1% during the three months ended June 30, 2024 and increased $21.2 million, or 20.2% during the six months ended June 30, 2024, as compared to the same periods of 2023. The increase in SG&A costs partially relate to the results of operations of FlexBiosys and Metenova, which have been included in our consolidated results of operations since the acquisition dates in April 2023 and October 2023, respectively. SG&A expenses also increased during the three and six months ended June 30, 2024, as compared to the same period of 2023 due to increases in employee-related costs, stock-based compensation, professional services and amortization. In addition, there were $0.2 million and $0.9 million in costs incurred from restructuring activities during the three and six months ended June 30, 2024, respectively, for which there were no comparable costs in the same periods of 2023. The increase in employee-related costs during the three and six months ended June 30, 2024, as compared to the same period of 2023 was due to an increase in SG&A headcount since June 30, 2023. Also included in this increase was the impact of an adjustment recorded during the second quarter of 2023 to decrease the bonus accrual, resulting in an increase to the expense for the three and six months ended June 30, 2024, as compared to the same period of 2023. In addition, the increase in employee-related costs for the six month period was also a result of our annual merit increase in salaries which occurred in the first quarter of 2024. During the second quarter of 2024, we recorded the incremental stock compensation expense of $4.4 million associated with the modification of our Chief Executive Officer’s (“CEO”) unvested equity awards resulting from the announcement of his transition from CEO to Executive Chair of our Board, which was announced on June 12, 2024 and effective September 1, 2024. For more information on the CEO’s transition to Executive Chair of our Board. See Note 9, ”Stockholders’ Equity - Chief Executive Officer Accounting Modifications” included in this report. Professional fees increased primarily due to added legal services during the second quarter of 2024.

Contingent consideration

Contingent consideration expense represents the change in fair value of the contingent consideration obligation included in current and noncurrent contingent consideration on the condensed consolidated balance sheets as of the end of each period. Remeasurement of the contingent consideration obligation is done each quarter and the carrying value of the obligation is adjusted to the current fair value through our condensed consolidated statements of comprehensive income (loss). Expected results and a change in market inputs used to calculate the discount rate, resulted in a change reported for the three and six months ended June 30, 2023 of $1.8 million and $3.0 million, respectively. No adjustment was recorded for the three and six months ended June 30, 2024 as management’s assessment was that the balances of the contingent consideration obligations already represented fair value.

Other income, net

The table below provides detail regarding our other income, net:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Investment income	$9,411	$5,964	$3,447	57.8%	$18,404	$11,450	$6,954	60.7%
Interest expense	(4,981)	(274)	(4,707)	1717.9%	(9,872)	(544)	(9,328)	1714.7%
Amortization of debt issuance costs	(520)	(457)	(63)	13.8%	(1,003)	(914)	(89)	9.7%
Other (expenses) income	(215)	528	(743)	(140.7%)	(3,751)	605	(4,356)	(720.0%)
Total other income, net	$3,695	$5,761	$(2,066)	(35.9%)	$3,778	$10,597	$(6,819)	(64.3%)

Investment income

Investment income includes income earned on invested cash balances. Our investment income increased by $3.4 million and $7.0 million for the three and six months ended June 30, 2024, as compared to the same periods of 2023 due to an increase in interest rates on higher average invested cash balances since June 30, 2023. Offsetting this increase was a decrease in interest earned in 2023 on U.S. treasury bills purchased at the end of 2022, for which there was no comparable amount recorded in 2024. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Interest expense

Interest expense for the three and six months ended June 30, 2024 is primarily from contractual coupon interest on the convertible debt outstanding as of June 30, 2024. On December 14, 2023, we entered into a privately negotiated exchange and subscription agreement with certain holders of our 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”) and certain new investors pursuant to which we issued $600.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “2023 Notes”). Interest expense for the three and six months ended June 30, 2024 was $0.1 million of interest on the 2019 Notes for each period, compared to $0.3 million and $0.5 million, respectively of interest expense on the 2019 Notes in the same periods of 2023. Interest expense for the three and six months ended June 30, 2024 also includes $1.5 million and $3.0 million, respectively, of contractual coupon interest on the 2023 Notes as well as $3.4 million and $6.7 million, respectively, in accretion of the $82.1 million debt discount on the modified notes, which includes the accretion of an increase in principal and the accretion of increased fair value of the conversion option for the three and six months ended June 30, 2024, for which there were no comparable costs in the same periods of 2023. See Note 8, “Convertible Senior Notes,” to our condensed consolidated financial statements included in this report for more information on this transaction.

Amortization of debt issuance costs

Transaction costs related to the issuance of the 2019 Notes and the 2023 Notes are amortized to amortization of debt issuance costs on the condensed consolidated statements of comprehensive income (loss). For the three and six months ended June 30, 2024, amortization of debt issuance costs included $0.1 million and $0.2 million, respectively, of amortization of costs related to the 2019 Notes and $0.4 million and $0.8 million, respectively, of amortization of costs related to the 2023 Notes, compared to $0.5 million and $0.9 million, respectively, of amortization related to the 2019 Notes recorded in the three and six months ended June 30, 2023.

Other (expenses) income

The change in other (expenses) income for the three and six months ended June 30, 2024, compared to the same periods of 2023, is primarily attributable to realized and unrealized foreign currency gains and losses related to transactions with customers and vendors, as well as the revaluation impact of intercompany loans with subsidiaries.

Income tax provision

Income tax provision for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision	$1,861	$5,096	$(3,235)	(63.5%)	$1,881	$12,359	$(10,478)	(84.8%)
Effective tax rate	35.9%	20.3%			25.8%	20.2%

For the three and six months ended June 30, 2024, we recorded an income tax provision of $1.9 million, in each respective period. The effective tax rate was 35.9% and 25.8% for the three and six months ended June 30, 2024, respectively, and is based upon the estimated income for the year ending December 31, 2024 and the composition of income in different jurisdictions. The difference in effective tax rates between the periods was primarily due to lower income before income taxes and nondeductible stock compensation, partially offset by stock windfall tax benefits. Our effective tax rates for the three and six months ended June 30, 2024 were higher than the U.S. statutory rate of 21% primarily due to nondeductible stock compensation partially offset by stock windfall tax benefits.

For the three and six months ended June 30, 2023, we recorded an income tax provision of $5.1 million and $12.4 million, respectively. The effective tax rate was 20.3% and 20.2% for the three and six months ended June 30, 2023, respectively, and is based upon the estimated income for the year ending December 31, 2023 and the composition of income in different jurisdictions. The difference in effective tax rates between the periods was primarily due to lower income before income taxes and increased benefits from business tax credits partially offset by nondeductible contingent consideration and lower foreign-derived intangible income. Our effective tax rates for three and six months ended June 30, 2023 were lower than the U.S. statutory rate of 21% primarily due to business tax credits, foreign-derived intangible income and stock windfall tax benefits recognized on stock option exercises and the vesting of stock units.

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

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Subsequently, the U.S. Treasury, Federal Reserve and FDIC announced that SVB depositors would have access to all of their money. We have a banking relationship with SVB and hold cash, cash equivalents and marketable securities of $0.2 million as of June 30, 2024 in SVB depository accounts to cover short-term operational payments. While we have not experienced any losses in such accounts, the failure of SVB in 2023 caused us to utilize our accounts at other financial institutions in order to mitigate potential operational risks stemming from the temporary inability to access funds in our SVB operating accounts. As a result of bank failures, such as SVB, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired and could negatively impact the financial institutions with which we have direct arrangements, or the financial services industry or economy in general.

At June 30, 2024, we had cash and cash equivalents of $809.1 million compared to cash and cash equivalents of $751.3 million at December 31, 2023.

On December 14, 2023, the Company issued $600.0 million aggregate principal amount of its 2023 Notes in a private placement pursuant to separate, privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with a limited number of holders of its outstanding 2019 Notes and certain other qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). Pursuant to the Exchange and Subscription Agreements, the Company exchanged $217.7 million of its 2019 Notes for $309.9 million aggregate principal amount of the 2023 Notes (the “Exchange Transaction”) and issued $290.1 million aggregate principal amount of the 2023 Notes (the “Subscription Transactions”) for $290.1 million in cash. Proceeds from the Subscription Transactions amounted to $276.1 million after debt issuance costs of $13.9 million. The 2023 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 1.00% per year. Interest is payable semi-annually in arrears on each June 15 and December 15, commencing on June 15, 2024. The 2023 Notes will mature on December 15, 2028, unless earlier redeemed, repurchased or converted. During the first quarter of 2024, the closing price of the Company's common stock did not exceed 130% of the conversion price of the 2023 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2023 Notes are not convertible at the option of the holders of the 2023 Notes during the third quarter of 2024, the quarter immediately following the quarter when the conditions are met, as stated in the indenture governing the 2023 Notes. For more information on the 2023 Notes, see Note 8, "Convertible Senior Notes," to this report.

The remaining 2019 Notes are convertible at the option of the holders as of June 30, 2024 at any time regardless of prior conditions that were in place and will be convertible until the close of business on July 11, 2024, the second trading day immediately preceding the maturity date of the 2019 Notes during the second quarter of 2024, the quarter immediately following the quarter when the conditions are met, as stated in the terms of the 2019 Notes. As of the date of this filing, excluding the Exchange Transaction mentioned above, the Company has received requests to convert $0.3 million aggregate principal amount of the 2019 Notes and all but $5,000 in aggregate principal requested prior to June 30, 2024 have been settled as of June 30, 2024. These conversions resulted in the issuance of a nominal number of shares of the Company’s common stock to the note holders. The remaining $5,000 in aggregate principal will settle with the 2019 Notes that are submitted for conversion prior to July 11, 2024. We will use proceeds from the Exchange Transaction to finance in part, the settlement upon conversion of the remaining 2019 Notes at maturity on July 15, 2024.

Cash Flows

	Six Months Ended June 30,		Increase/(Decrease)
	2024	2023	$ Change
	(Amounts in thousands)
Cash provided by (used in):
Operating activities	$86,898	$45,622	$41,276
Investing activities	(15,762)	55,400	(71,162)
Financing activities	(14,747)	(18,388)	3,641
Effect of exchange rate changes on cash and cash equivalents	1,434	(2,436)	3,870
Net increase in cash and cash equivalents	$57,823	$80,198	$(22,375)

Operating activities

For the six months ended June 30, 2024, our operating activities provided cash of $86.9 million reflecting net income of $5.4 million and non-cash charges totaling $56.6 million primarily related to depreciation, intangible amortization, amortization of debt discount and issuance costs, stock-based compensation charges and deferred income taxes. We had a decrease in inventory manufactured that provided $10.5 million, a net increase in accounts payable and accrued expenses of $9.9 million, primarily due to an increase in unearned revenue and accrued employee bonuses, and a net increase in operating lease liability due to new operating leases entered into during 2024 providing cash of $7.5 million. An increase in prepaid expenses, primarily related to subscriptions and taxes consumed $2.0 million. The remaining cash used in operating activities resulted from unfavorable changes in various other working capital accounts.

For the six months ended June 30, 2023, our operating activities provided cash of $45.6 million reflecting net income of $48.9 million and non-cash charges totaling $44.3 million primarily related to depreciation, amortization, contingent consideration fair value adjustments, deferred income taxes and stock-based compensation charges. An increase in accounts receivable consumed $4.6 million of cash and was primarily driven by the timing of collections from customers. Additionally, we had an increase in inventory of $2.5 million and an $11.5 million increase in prepaid expenses, primarily due to prepaid taxes and subscriptions. A decrease in accounts payable consumed $3.9 million due to timing of payments to vendors. A decrease in accrued liabilities consumed $26.2 million primarily related to the payment of employee bonuses during the six months ended June 30, 2023. The remaining cash provided by operating activities resulted from favorable changes in various other working capital accounts.

Investing activities

Our investing activities consumed $15.8 million of cash during the six months ended June 30, 2024, which was due to capital expenditures during 2024. Included in this amount were capitalized costs related to our internal-use software for the six months ended June 30, 2024.

Our investing activities provided $55.4 million of cash during the six months ended June 30, 2023, primarily due to the maturity of our short-term investment in U.S. treasury securities in June 2023, which provided cash of $102.3 million. We used $28.1 million in cash (net of cash received) for the FlexBiosys Acquisition. Capital expenditures consumed $18.8 million in 2023 as we continued to increase our manufacturing capacity worldwide. Of these expenditures, $2.1 million represented capitalized costs related to our internal-use software for the six months ended June 30, 2023.

Financing activities

Our financing activities consumed $14.7 million of cash for the six months ended June 30, 2024, primarily for $8.9 million in cash disbursed for shares withheld to cover employee income tax due upon the vesting and release of restricted stock units and the payments of $2.2 million and $5.2 million to settle the cash portion of the contingent earnout obligations related to our acquisition of FlexBiosys in April 2023 and Avitide in September 2021, respectively. These payments were partially offset by proceeds received from stock option exercises during the period.

Our financing activities consumed $18.4 million of cash during the six months ended June 30, 2023, primarily for $11.1 million of cash disbursed in relation to shares withheld to cover employee income tax due upon the vesting and release of restricted stock units and the payment of $7.3 million to settle the cash portion of the contingent earnout obligation related to our acquisition of Avitide. This was partially offset by proceeds received from stock option exercises during the period.

Working capital increased by $31.7 million to $984.6 million at June 30, 2024 from $952.9 million at December 31, 2023 due to the various changes noted above.

Effect of exchange rate changes on cash and cash equivalents

The effect of exchange rate changes on cash during the six months ended June 30, 2024 is a result of the weakening of the Swedish krona against the U.S. dollar by 5% and the weakening of the Euro against the U.S. dollar by 3%.

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

Absent acquisitions of additional products, product candidates or intellectual property and absent the need to satisfy any debt conversions, we believe our current cash balances are adequate to meet our cash needs for at least the next 24 months from the date of this filing. We expect operating expenses for the remainder of the fiscal year to increase as we continue to expand our bioprocessing business. We expect to incur continued spending related to the development and expansion of our bioprocessing product lines and expansion of our commercial capabilities for the foreseeable future. Our future capital requirements may include, but are not limited to, purchases of property, plant and equipment, the acquisition of additional bioprocessing products and technologies to complement our existing manufacturing capabilities and continued investment in our intellectual property portfolio.

We plan to continue to invest in our bioprocessing business and in key R&D activities associated with the development of new bioprocessing products. We actively evaluate various strategic transactions on an ongoing basis, including acquiring products, technologies or businesses that would complement our existing portfolio. We continue to seek to acquire such potential assets that may offer us the best opportunity to create value for our shareholders. In order to acquire such assets, we may need to seek additional financing to fund these investments. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, including because of any such acquisition-related financing needs, the need to fund debt conversions, or due to lower demand for our products, we may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt funding. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, if at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to our market risk exposure during the three months ended June 30, 2024.

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

Other than the foregoing, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, nor are we aware of any governmental proceedings involving potential monetary sanctions of $0.3 million or more.

ITEM 1A. RISK FACTORS

The matters discussed in this Quarterly Report on Form 10-Q (“Form 10-Q”) include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2023 (“Form 10-K”) and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements.

As contemplated in Item 1A, entitled “Risk Factors,” in the Company's Form 10-K, the Company has in the past and may in the future experience data security incidents. If successful, these attacks could affect service reliability and threaten the confidentiality, integrity, and availability of information. The Company is updating the risk factor captioned ”Our internal computer systems, or those of our customers, collaborators or other contractors, may be subject to cyber-attacks or security breaches, which could result in a material disruption of our product development programs” to reference the following incident:

As described on the Current Report on Form 8-K filed on July 15, 2024, on July 9, 2024, the Company discovered that an unauthorized third party had accessed certain files on the Company’s information systems. Based on information currently known as of the date of this Form 10-Q and management’s current assessment of quantitative and qualitative factors (including reputational harm, adverse impacts on relationships with vendors, customers and other business partners, and the impact of the foregoing on the Company’s stockholders), the Company does not believe this incident will have a material impact on its financial condition and results of operations. In addition, as of the date this Form 10-Q other than the Company’s response and remediation activities, the incident has not had an impact on the Company’s business or operations.

Other than the foregoing, there have been no material changes to the risk factors disclosed in Item 1A, entitled “Risk Factors,” in the Company’s Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10(b)5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

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

3.4	Third Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation's Current Report on Form 8-K filed on January 28, 2021 and incorporated herein by reference).

10.1+†	Fourth Amended and Restated Employment Agreement, dated June 12, 2024, by and between Repligen Corporation and Tony J. Hunt.

10.2+†	Employment Agreement, dated June 12, 2024, by and between Repligen Corporation and Olivier Loeillot.

31.1 +	Rule 13a-14(a)/15d-14(a) Certification.

31.2 +	Rule 13a-14(a)/15d-14(a) Certification.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover page formatted as Inline XBRL and contained in Exhibits 101.

+ Filed herewith.

* Furnished herewith.

† Indicates a management contract or a compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: July 30, 2024	By:	/S/ TONY J. HUNT
Tony J. Hunt
Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: July 30, 2024	By:	/S/ JASON K. GARLAND
Jason K. Garland
Chief Financial Officer
(Principal financial officer)
Repligen Corporation