Form 10-Q/A
period 2023-03-31
REPLIGEN CORP
filed 2024-11-18
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Repligen Corporation (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in our Quarterly Report on Form 10-Q as of and for the three month period ended March 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 2, 2023 (the “Original Report”), as listed in “Items Amended in this Filing” below.

In filing this Amendment, we are restating our previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023 to correct the misapplication of accounting principles under U.S. GAAP related to the timing of revenue recognition arising from a specific COVID-related cancellation payment, received in connection with a contract modification (collectively, the "Misstatement"), as further described in Note 1 to the unaudited condensed consolidated financial statements herein. This restatement changes the timing of recognition of revenue, including the revenue reported in the Original Report, but will not change the total revenue to be recognized for this payment, nor have any impact on the Company’s previously reported cash and cash equivalent balances. This misapplication did not result from any override of controls, misconduct, or fraud of any kind. In connection with the restatement, the Company determined that it was appropriate to revise the condensed consolidated balance sheet as of December 31, 2022 and the condensed consolidated statement of cash flows for the three month period ended March 31, 2022, as well as impacted footnote disclosures, in this Form 10-Q/A to correct other unrelated immaterial errors.

In addition, we are filing an amendment to our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with SEC on February 22, 2024, and amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2023, originally filed with the SEC on August 2, 2023; September 30, 2023, originally filed with the SEC on October 31, 2023; March 31, 2024, originally filed with the SEC on May 1, 2024; and June 30, 2024, originally filed with the SEC on July 30, 2024. In correcting the Misstatement in this Amendment, we have also restated other financial statement line item amounts including but not limited to product revenues, income tax provision, net income, foreign currency translation, deferred revenues, prepaid expenses, deferred taxes and earnings-per-share.

Internal Control Considerations

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2023, as further described in Part I, Item 4 of this Amendment, and concluded that a material weakness existed and that internal control over financial reporting was not effective as of March 31, 2023.

Items Amended in this Filing

This Amendment amends and restates the sections of the Original Report listed below, with modifications as necessary to reflect the effects of the restatement of our previously issued condensed consolidated financial statements as of and for the three month period ended March 31, 2023. No attempt has been made in this Amendment to update other disclosures presented in the Original Report, except as required to reflect the effects of such restatement in the following amended items:

•
Part I, Item 1. Financial Statements
•
Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•
Part I, Item 4. Controls and Procedures
•
Part II, Item 1A. Risk Factors
•
Part II, Item 6. Exhibits

This Amendment also deletes certain “non-GAAP financial measures” (as defined in applicable SEC regulations). Specifically, the following non-GAAP financial measures that were originally included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Original Report have been removed:

•
Non-GAAP adjusted income from operations;

•
Non-GAAP adjusted net income and adjusted earnings per share; and
•
Non-GAAP adjusted EBITDA.

Historically, the Company provided non-GAAP adjusted income from operations, non-GAAP adjusted net income and adjusted earnings per share, and non-GAAP adjusted EBITDA as supplemental measures to GAAP measures regarding our operating performance because we believed these non-GAAP measures were helpful to investors in providing a comparison of our financial results between periods that more accurately reflects how management reviewed its financial results. However, starting from the quarterly report for the quarter ended March 31, 2024, the Company stopped providing these non-GAAP financial measures in periodic reports filed with the SEC. In addition, the Company does not intend to include in future filings the non-GAAP financial measures originally included in the Original Report. Accordingly, the Company has concluded that it is advisable to delete these non-GAAP financial measures from this Amendment.

Except as it relates to the restatement described above and related disclosures as well as the deletion of the non-GAAP financial measures discussed above, this Amendment does not reflect events occurring after the date of the Original Report. Among other things, forward looking statements made in the Original Report have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Report, and such forward looking statements should be read in their historical context. As such, this Amendment speaks only as of the date the Original Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

The exhibit list included in “Part II, Item 6. Exhibits” herein has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and filed as Exhibits 31.1, 31.2 and 32.

In accordance with applicable SEC rules, this Amendment also includes an updated signature page.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	March 31,	December 31,
	2023	2022
	(As Restated)	(As Revised)
ASSETS
Current assets:
Cash and cash equivalents	$516,609	$523,458
Marketable securities held to maturity	101,409	100,299
Accounts receivable, net of reserves of $1,539 and $1,365 at March 31, 2023 and December 31, 2022, respectively	133,488	116,247
Inventories, net	244,704	238,277
Prepaid expenses and other current assets	25,474	19,837
Total current assets	1,021,684	998,118
Noncurrent assets:
Property, plant and equipment, net	192,692	190,673
Intangible assets, net	353,419	360,618
Goodwill	856,301	855,513
Deferred tax assets	845	840
Operating lease right of use assets	121,810	125,023
Other noncurrent assets	1,188	815
Total noncurrent assets	1,526,255	1,533,482
Total assets	$2,547,939	$2,531,600
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,401	$27,554
Operating lease liability	7,959	6,957
Current contingent consideration	27,834	13,950
Accrued liabilities	69,289	71,120
Convertible Senior Notes, net	285,072	284,615
Total current liabilities	416,555	404,196
Noncurrent liabilities:
Deferred tax liabilities	22,387	23,000
Noncurrent operating lease liability	127,665	131,389
Noncurrent contingent consideration	38,910	51,559
Other noncurrent liabilities	15,708	10,756
Total noncurrent liabilities	204,670	216,704
Total liabilities	621,225	620,900
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 55,644,301 shares at March 31, 2023 and 55,557,698 shares at December 31, 2022 issued and outstanding	556	556
Additional paid-in capital	1,544,956	1,547,266
Accumulated other comprehensive loss	(31,407)	(34,394)
Accumulated earnings	412,609	397,272
Total stockholders’ equity	1,926,714	1,910,700
Total liabilities and stockholders’ equity	$2,547,939	$2,531,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

Condensed CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
	(As Restated)
Revenue:
Products	$165,341	$206,363
Royalty and other revenue	39	37
Total revenue	165,380	206,400
Costs and operating expenses:
Cost of product revenue	81,845	82,356
Research and development	12,154	12,155
Selling, general and administrative	56,288	54,300
Contingent consideration	1,235	(2,411)
Total costs and operating expenses	151,522	146,400
Income from operations	13,858	60,000
Other income (expenses):
Investment income	5,486	77
Interest expense	(408)	(292)
Amortization of debt issuance costs	(457)	(452)
Other income (expenses)	77	(402)
Other income (expenses), net	4,698	(1,069)
Income before income taxes	18,556	58,931
Income tax provision	3,219	11,967
Net income	$15,337	$46,964
Earnings per share:
Basic	$0.28	$0.85
Diluted (Note 11)	$0.27	$0.81
Weighted average common shares outstanding:
Basic	55,590	55,353
Diluted (Note 11)	57,049	58,816

Net income	$15,337	$46,964
Other comprehensive income (loss):
Foreign currency translation adjustment	2,987	(4,688)
Comprehensive income	$18,324	$42,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands, except share data)

	Three Months Ended March 31, 2023
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2022	55,557,698	$556	$1,547,266	$(34,394)	$397,272	$1,910,700
Net income, as restated	—	—	—	—	15,337	15,337
Exercise of stock options and vesting of stock units	140,210	1	28	—	—	29
Tax withholding on vesting of restricted stock units	(53,607)	(1)	(9,592)	—	—	(9,593)
Stock-based compensation expense	—	—	7,254	—	—	7,254
Translation adjustment, as restated	—	—	—	2,987	—	2,987
Balance at March 31, 2023, as restated	55,644,301	$556	$1,544,956	$(31,407)	$412,609	$1,926,714

	Three Months Ended March 31, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2021	55,321,457	553	$1,572,340	$(16,886)	$194,060	$1,750,067
Impact of the adoption of ASU 2020-06	—	—	(39,070)	—	17,253	(21,817)
Net income	—	—	—	—	46,964	46,964
Issuance of common stock for debt conversion	8	—	(2)	—	—	(2)
Exercise of stock options and vesting of stock units	170,990	2	295	—	—	297
Tax withholding on vesting of restricted stock units	(63,409)	(1)	(12,310)	—	—	(12,311)
Stock-based compensation expense	—	—	7,915	—	—	7,915
Translation adjustment	—	—	—	(4,688)	—	(4,688)
Other	—	—	(24)	—	—	(24)
Balance at March 31, 2022	55,429,046	$554	$1,529,144	$(21,574)	$258,277	$1,766,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2023	2022
	(As Restated)	(As Revised)
Cash flows from operating activities:
Net income	$15,337	$46,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,370	11,834
Amortization of debt issuance costs	457	452
Stock-based compensation	7,254	7,915
Deferred income taxes, net	(787)	1,045
Contingent consideration	1,235	(2,411)
Operating lease right of use asset amortization*	3,349	2,633
Other	(719)	73
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(16,832)	(6,269)
Inventories	(5,845)	(30,037)
Prepaid expenses and other assets	(5,680)	283
Other assets	(434)	(204)
Accounts payable	(1,194)	2,200
Accrued expenses	(2,299)	(9,999)
Operating lease liabilities	(2,870)	(1,136)
Long-term liabilities	4,812	(230)
Total cash provided by operating activities	11,154	23,113
Cash flows from investing activities:
Additions to capitalized software costs	(924)	(1,027)
Purchases of property, plant and equipment	(8,509)	(27,204)
Other investing activities	—	17
Total cash used in investing activities	(9,433)	(28,214)
Cash flows from financing activities:
Proceeds from exercise of stock options	29	296
Payment of tax withholding obligation on vesting of restricted stock	(9,592)	(12,311)
Repayment of Convertible Senior Notes	—	(6)
Total cash used in financing activities	(9,563)	(12,021)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	993	(2,052)
Net decrease in cash, cash equivalents and restricted cash	(6,849)	(19,174)
Cash, cash equivalents and restricted cash, beginning of period	523,458	603,814
Cash and cash equivalents, end of period	$516,609	$584,640
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$179	$1,119

*Amounts reclassified in the current presentation from a component of “Changes in operating assets and liabilities” to a component of “Adjustments to reconcile net income.” The reclassification did not result in any change to total cash provided by operating activities.

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Original Report on May 2, 2023, the Company identified a material accounting error related to the timing of revenue recognition which impacts the Company’s condensed consolidated financial statements as of and for the three month period ended March 31, 2023 ("the Misstatement"). Within this report, the Company has restated all impacted financial information and footnote disclosures impacted by the Misstatement. A description of the error and its impact on the previously issued financial statements is included below. In connection with the restatement, the Company determined that it was appropriate to revise the condensed consolidated balance sheet as of December 31, 2022 and the condensed consolidated statement of cash flows for the three month period ended March 31, 2022, as well as impacted footnote disclosures, in this Form 10-Q/A to correct other unrelated immaterial errors.

Description of revenue restatement adjustments

During the first quarter of 2023, a customer cancelled two COVID-related, non-cancellable product purchase orders (“Cancelled PO’s”) in exchange for a $17.3 million one-time cash payment (the “Payment”), which was received in April 2023. At the time of cancellation, no product units had been delivered under the Cancelled PO’s and the Company had two other purchase orders from the same customer for the same product (“Open PO’s”). The Company originally accounted for the Cancelled PO’s as a single contract and recognized the $17.3 million payment as component of product revenue in the first quarter of 2023.

Subsequent to the issuance of the Original Report, the Company reassessed the accounting treatment of the Payment and concluded that the Cancelled PO’s and Open PO’s represented a combined contract such that the February 2023 transaction should have been analyzed and accounted for as a contract modification, which required the Payment to be deferred and recognized as product units were delivered under the Open PO’s. All Open PO product units were fully delivered to the customer by June 30, 2024; no Open PO product units were delivered in the three month period ended March 31, 2023.

The correction of the Misstatement affects certain financial statement line items in these condensed consolidated financial statements including but not limited to product revenues, income tax provision, foreign currency translation, deferred revenues, prepaid expenses, deferred taxes and earnings-per-share.

Consolidated Financial Statements - Restatement Reconciliation Tables

The following tables present the impact of the financial statement adjustments on the Company's previously reported condensed consolidated financial statements. The "Previously Reported" amounts in the following tables are amounts derived from the Original Report. The amounts in the columns labeled "Revenue Adjustments" represent the effect of adjustments resulting from the correction of the overstatement of revenues associated with the Payment and related tax impact. The amounts in the columns labeled "Other Adjustments" represent the effect of other adjustments that relate to other unrelated errors in previously filed financial statements that were not material, individually or in the aggregate, to those filed financial statements. The effects of both the restatement for the Revenue Adjustments and the immaterial Other Adjustments have been corrected in all impacted tables and footnotes throughout these condensed consolidated financial statements.

	March 31,
	2023
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$516,609	$—	$—	$516,609
Marketable securities held to maturity	101,409	—	—	101,409
Accounts receivable, net of reserves of $1,539 and $1,365 at March 31, 2023 and December 31, 2022, respectively	133,488	—	—	133,488
Inventories, net	244,704	—	—	244,704
Prepaid expenses and other current assets	22,593	2,881	—	25,474
Total current assets	1,018,803	2,881	—	1,021,684
Noncurrent assets:
Property, plant and equipment, net	192,692	—	—	192,692
Intangible assets, net	346,595	—	6,824	353,419
Goodwill	856,301	—	—	856,301
Deferred tax assets	845	—	—	845
Operating lease right of use assets	121,810	—	—	121,810
Other noncurrent assets	1,188	—	—	1,188
Total noncurrent assets	1,519,431	—	6,824	1,526,255
Total assets	$2,538,234	$2,881	$6,824	$2,547,939
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,401	$—	$—	$26,401
Operating lease liability	7,959	—	—	7,959
Current contingent consideration	27,834	—	—	27,834
Accrued liabilities	58,055	11,234	—	69,289
Convertible Senior Notes, net	285,072	—	—	285,072
Total current liabilities	405,321	11,234	—	416,555
Noncurrent liabilities:			—
Deferred tax liabilities	22,050	397	(60)	22,387
Noncurrent operating lease liability	127,665	—	—	127,665
Noncurrent contingent consideration	38,910	—	—	38,910
Other noncurrent liabilities	3,796	4,832	7,080	15,708
Total noncurrent liabilities	192,421	5,229	7,020	204,670
Total liabilities	597,742	16,463	7,020	621,225
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 55,644,301 shares at March 31, 2023 and 55,557,698 shares at December 31, 2022 issued and outstanding	556	—	—	556
Additional paid-in capital	1,544,956	—	—	1,544,956
Accumulated other comprehensive loss	(31,121)	(286)	—	(31,407)
Accumulated earnings	426,101	(13,296)	(196)	412,609
Total stockholders’ equity	1,940,492	(13,582)	(196)	1,926,714
Total liabilities and stockholders’ equity	$2,538,234	$2,881	$6,824	$2,547,939

	December 31,
	2022
	As Previously Reported	Other Adjustments	As Revised
ASSETS
Intangible assets, net	$353,676	$6,942	$360,618
Total noncurrent assets	1,526,540	6,942	1,533,482
Total assets	$2,524,658	$6,942	$2,531,600
LIABILITIES AND STOCKHOLDERS' EQUITY
Other noncurrent liabilities	$3,814	$6,942	$10,756
Total noncurrent liabilities	209,762	6,942	216,704
Total liabilities	613,958	6,942	620,900
Total liabilities and stockholders’ equity	$2,524,658	$6,942	$2,531,600

	Three Months Ended March 31, 2023
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
Revenue:
Products	$182,621	$(17,280)	$—	$165,341
Royalty and other revenue	39	—	—	39
Total revenue	182,660	(17,280)	—	165,380
Costs and operating expenses:			—
Cost of product revenue	81,845	—	—	81,845
Research and development	12,154	—	—	12,154
Selling, general and administrative	56,170	—	118	56,288
Contingent consideration	1,235	—	—	1,235
Total costs and operating expenses	151,404	—	118	151,522
Income from operations	31,256	(17,280)	(118)	13,858
Other income (expenses):
Investment income	5,486	—	—	5,486
Interest expense	(270)	—	(138)	(408)
Amortization of debt issuance costs	(457)	—	—	(457)
Other income (expenses)	77	—	—	77
Other income (expenses), net	4,836	—	(138)	4,698
Income before income taxes	36,092	(17,280)	(256)	18,556
Income tax provision	7,263	(3,984)	(60)	3,219
Net income	$28,829	$(13,296)	$(196)	$15,337
Earnings per share:
Basic	$0.52	$(0.24)	$0.00	$0.28
Diluted (Note 11)	$0.51	$(0.23)	$(0.01)	$0.27
Weighted average common shares outstanding:
Basic	55,590	—	—	55,590
Diluted (Note 11)	57,049	—	—	57,049

Net income	$28,829	$(13,296)	$(196)	$15,337
Other comprehensive income (loss):			—
Foreign currency translation adjustment	3,273	(286)	—	2,987
Comprehensive income	$32,102	$(13,582)	$(196)	$18,324

	Accumulated Other Comprehensive Loss				Accumulated Earnings				Total Stockholders' Equity
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
	$	$	$	$	$	$	$	$	$	$	$	$
Balance at December 31, 2022	(34,394)	—	—	(34,394)	397,272	—	—	397,272	1,910,700	—	—	1,910,700
Net income	—	—	—	—	28,829	(13,296)	(196)	15,337	28,829	(13,296)	(196)	15,337
Translation adjustment	3,273	(286)	—	2,987	—	—	—	—	3,273	(286)	—	2,987
Balance at March 31, 2023	(31,121)	(286)	—	(31,407)	426,101	(13,296)	(196)	412,609	1,940,492	(13,582)	(196)	1,926,714

	Three Months Ended March 31, 2023
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income	$28,829	$(13,296)	$(196)	$15,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,252	—	118	15,370
Amortization of debt issuance costs	457	—	—	457
Stock-based compensation	7,254	—	—	7,254
Deferred income taxes, net	(1,124)	397	(60)	(787)
Contingent consideration	1,235	—	—	1,235
Operating lease right of use asset amortization	3,349	—	—	3,349
Other	(857)	—	138	(719)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(16,832)	—	—	(16,832)
Inventories	(5,845)	—	—	(5,845)
Prepaid expenses and other assets	(2,799)	(2,881)	—	(5,680)
Other assets	(434)	—	—	(434)
Accounts payable	(1,194)	—	—	(1,194)
Accrued expenses	(13,326)	11,027	—	(2,299)
Operating lease liabilities	(2,870)	—	—	(2,870)
Long-term liabilities	59	4,753	—	4,812
Total cash provided by operating activities	11,154	—	—	11,154
Cash flows from investing activities:
Additions to capitalized software costs	(924)	—	—	(924)
Purchases of property, plant and equipment	(8,509)	—	—	(8,509)
Other investing activities	—	—	—	—
Total cash used in investing activities	(9,433)	—	—	(9,433)
Cash flows from financing activities:
Proceeds from exercise of stock options	29	—	—	29
Payment of tax withholding obligation on vesting of restricted stock	(9,592)	—	—	(9,592)
Repayment of Convertible Senior Notes	—	—	—	—
Total cash used in financing activities	(9,563)	—	—	(9,563)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	993	—	—	993
Net decrease in cash, cash equivalents and restricted cash	(6,849)	—	—	(6,849)
Cash, cash equivalents and restricted cash, beginning of period	523,458	—	—	523,458
Cash and cash equivalents, end of period	$516,609	$—	$—	$516,609
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$179	$—	$—	$179

	Three Months Ended March 31, 2022
	As Previously Reported	Other Adjustments	As Revised
Cash flows from operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Operating lease right of use asset amortization	$1,514	$1,119	$2,633
Changes in operating assets and liabilities, excluding impact of acquisitions:
Operating lease liabilities	$(17)	$(1,119)	$(1,136)
Total cash provided by operating activities	$23,113	$—	$23,113

2.
Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Repligen Corporation in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 22, 2023 (“Form 10-K”).

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

3.
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

4.
Revenue Recognition

Disaggregation of Revenue

Revenues for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(Amounts in thousands)
	(As Restated)
Product revenue	$165,341	$206,363
Royalty and other income	39	37
Total revenue	$165,380	$206,400

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

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of March 31, 2023 (amounts in thousands):

	March 31,	December 31,
	2023	2022
	(As Restated)
Balances from contracts with customers only:
Accounts receivable	$133,488	$116,247
Deferred revenue (included in accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheets)	$36,386	$19,631
Revenue recognized during periods presented relating to:
The beginning deferred revenue balance	$8,601	$13,390

The timing of revenue recognition, billings and cash collections results in the accounts receivable and deferred revenue balances on the Company’s condensed consolidated balance sheets.

5.
Goodwill and Intangible Assets (As Restated)

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

Intangible Assets (As Restated)

Indefinite-lived intangible assets are reviewed for impairment at least annually. There has been no impairment of the Company’s intangible assets for the periods presented.

Intangible assets, net, consisted of the following at March 31, 2023:

	March 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:	(As Restated)	(As Restated)	(As Restated)
Technology - developed	$197,562	$(34,101)	$163,461	16
Patents	240	(240)	—	8
Customer relationships	253,181	(70,844)	182,337	16
Trademarks	7,687	(1,431)	6,256	19
Other intangibles	2,819	(2,154)	665	4
Total finite-lived intangible assets	461,489	(108,770)	352,719	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$462,189	$(108,770)	$353,419

Intangible assets, net, consisted of the following at December 31, 2022:

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:	(As Revised)		(As Revised)
Technology - developed	$197,405	$(30,992)	$166,413	16
Patents	240	(240)	—	8
Customer relationships	252,934	(66,559)	186,375	15
Trademarks	7,682	(1,319)	6,363	19
Other intangibles	2,811	(2,044)	767	4
Total finite-lived intangible assets	461,072	(101,154)	359,918	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$461,772	$(101,154)	$360,618

Amortization expense for finite-lived intangible assets was $7.5 million and $6.6 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company expects to record the following amortization expense in future periods (amounts in thousands):

Estimated
Amortization
Expense
For the Years Ended December 31,	(As Restated)
2023 (remaining nine months)	$22,426
2024	29,099
2025	28,841
2026	28,859
2027	28,773
2028 and thereafter	214,721
Total	$352,719

6.
Consolidated Balance Sheet Detail

Inventories, net

Inventories, net consists of the following:

	March 31,	December 31,
	2023	2022
	(Amounts in thousands)
Raw materials	$150,398	$149,438
Work-in-process	6,277	6,183
Finished products	88,029	82,656
Total inventories, net	$244,704	$238,277

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2023	2022
	(Amounts in thousands)
Land	$1,006	$1,003
Buildings	1,657	1,599
Leasehold improvements	120,361	115,672
Equipment	99,051	94,613
Furniture, fixtures and office equipment	8,447	8,307
Computer hardware and software	31,226	29,813
Construction in progress	30,891	31,553
Other	429	420
Total property, plant and equipment	293,068	282,980
Less - Accumulated depreciation	(100,376)	(92,307)
Total property, plant and equipment, net	$192,692	$190,673

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2023	2022
	(Amounts in thousands)
	(As Restated)
Employee compensation	$20,592	$33,522
Deferred revenue	31,111	19,283
Income taxes payable	1,248	2,459
Other	16,338	15,856
Total accrued liabilities	$69,289	$71,120

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

10.
Income Taxes (As Restated)

For the three months ended March 31, 2023 and 2022, the Company recorded an income tax provision of $3.2 million and $12.0 million, respectively. The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 17.3% and 20.3%, respectively. The decrease in effective tax rates between the periods was primarily due to lower income before taxes and increased benefits from business tax credits and windfall benefits recognized on stock option exercises and the vesting of stock units, partially offset by nondeductible contingent consideration and lower foreign-derived intangible income.

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

11.
Earnings Per Share

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended March 31,
	2023	2022
	(Amounts in thousands, except per share data)
	(As Restated)
Numerator:
Net income	$15,337	$46,964
Effect of dilutive securities:
Charges associated with convertible debt instruments, net of tax	—	387
Numerator for diluted earnings per share - net income available to common stockholders after the effect of dilutive securities	$15,337	$47,351

Denominator:
Weighted average shares used in computing net income per share - basic	55,590	55,353
Effect of dilutive shares:
Options and stock units	529	726
Convertible senior notes	883	2,726
Contingent consideration	44	—
Dilutive effect of unvested performance stock units	3	11
Dilutive potential common shares	1,459	3,463
Denominator for diluted earnings per share - adjusted weighted average shares used in computing net income per share - diluted	57,049	58,816

Earnings per share:
Basic	$0.28	$0.85
Diluted	$0.27	$0.81

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

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended
	March 31,
	2023	2022
	(As Restated)
Revenue by customers' geographic locations:
North America	42%	40%
Europe	32%	43%
APAC/Other	26%	17%
Total revenue	100%	100%

Concentrations of Credit Risk and Significant Customers (As Restated)

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

There was no revenue from customers that represented 10% or more of the Company's total revenue for the three months ended March 31, 2023. Revenue from sales to Pfizer, Inc. was $21.1 million, or 10.2% of the Company's total revenue for the three months ended March 31, 2022.

Significant accounts receivable balances representing 10% or more of the Company’s total trade accounts receivable and royalties at March 31, 2023 came from our accounts receivable balance outstanding with Pfizer Inc., which was 14.7% of our total accounts receivable and other receivable balance, which includes the $17.3 million due from Pfizer related to the transaction described in Note 1. Significant accounts receivable balances representing 10% or more of the Company’s total trade accounts receivable and royalties at December 31, 2022 came from our accounts receivable balance outstanding with Purolite (an Ecolab Inc. company), which was 12.7% of our total accounts receivable and other receivable balance.

14.
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

The Company will account for the FlexBiosys Acquisition as a purchase of a business under the acquisition method of accounting and has engaged a third-party valuation firm to assist with the valuation of the business acquired. The required disclosures under ASC 805, "Business Combinations" will be included in the Quarterly Report on Form 10-Q/A for the period ended June 30, 2023.

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

Restatement

As previously described in the Explanatory Note above and in Note 1 to our unaudited condensed consolidated financial statements, we have restated our previously issued unaudited condensed consolidated financial statements and related notes as of March 31, 2023 and for the three months ended March 31, 2023. As a result, the previously reported financial information as of and for the three months ended March 31, 2023 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement. Refer to Note 1 in our unaudited condensed consolidated financial statements for additional information related to the restatement, including descriptions of the adjustments and the impacts on our unaudited condensed consolidated financial statements.

Other than the effect of the restatement and revisions made to correct immaterial errors as described in Note 1 in our unaudited condensed consolidated financial statements, this section has not been otherwise modified and does not reflect any information or events occurring after May 2, 2023, the filing date of the Original Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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

Revenues (As Restated)

Total revenue for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:	(As Restated)
Products	$165,341	$206,363	$(41,022)	(19.9%)
Royalty and other	39	37	2	5.4%
Total revenue	$165,380	$206,400	$(41,020)	(19.9%)

Product revenues

Since 2016, we have been increasingly focused on selling our products directly to customers in the pharmaceutical industry and to our contract manufacturers. These direct sales represented approximately 82.6% and 87.0% of our product revenue for each of the three months ended March 31, 2023 and 2022, respectively. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

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

During the three months ended March 31, 2023, product revenue decreased by $41.0 million, or 19.9%, as compared to the same period of 2022. This is mainly due to a decrease in revenue from programs related to COVID-19, which primarily affected our filtration products. There was also an unfavorable impact on changes in foreign exchange rates during the three months ended March 31, 2023, as compared to the same period of 2022. Partially offsetting these revenue declines were increases from strong performances within the Chromatography and Proteins franchises. Specifically, revenue from sale of large scale OPUS pre-packed chromatography columns and cell culture growth factors.

Royalty revenues

Royalty revenues in the three months ended March 31, 2023 and 2022 relate to royalties received from a third-party systems manufacturer associated with our OPUS PD chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partners.

Costs of Product Revenue and Operating Expenses

Total costs and operating expenses for the three months ended March 31, 2023 and 2022 were comprised of the following:

	Three Months Ended March 31,		Increase/(Decrease)
	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
	(As Restated)
Cost of product revenue	$81,845	$82,356	$(511)	(0.6%)
Research and development	12,154	12,155	(1)	(0.0%)
Selling, general and administrative	56,288	54,300	1,988	3.7%
Contingent consideration	1,235	(2,411)	3,646	(151.2%)
Total costs and operating expenses	$151,522	$146,400	$5,122	3.5%

Cost of product revenue (As Restated)

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

Gross margin was 50.5% and 60.1% in the three months ended March 31, 2023 and 2022, respectively. The reduction in gross margin in the three months ended March 31, 2023, as compared to the same period of 2022, is due primarily to lower overall sales and production volumes, and a change in product mix where we saw a significant decline in revenue associated with higher-margin products due to the decrease in COVID-19 vaccine demand. We also experienced an increase in manufacturing costs from an increase in occupancy costs due to added capacity, an increase in depreciation expense, and an increase in freight charges from cost inflation.

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

Selling, general and administrative expenses (As Restated)

Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts, including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

During the three months ended March 31, 2023, SG&A costs increased by $2.0 million, or 3.7%, as compared to the same period of 2022. The increase is primarily due to the continued expansion of our customer-facing activities to drive sales of our bioprocessing products and to support expected future growth.

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

Other Income (Expenses), net

The table below provides detail regarding our other expenses, net:

	Three Months Ended March 31,		Increase/(Decrease)
	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
	(As Restated)
Investment income	$5,486	$77	$5,409	7024.7%
Interest expense	(408)	(292)	(116)	39.7%
Amortization of debt issuance costs	(457)	(452)	(5)	1.1%
Other income (expenses)	77	(402)	479	(119.2%)
Total other income (expenses), net	$4,698	$(1,069)	$5,767	(539.5%)

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

Income Tax Provision (As Restated)

Income tax provision for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
	(As Restated)
Income tax provision	$3,219	$11,967	$(8,748)	(73.1%)
Effective tax rate	17.3%	20.3%

For the three months ended March 31, 2023, we recorded an income tax provision of $3.2 million. The effective tax rate was 17.3% for the three months ended March 31, 2023, and is based upon the estimated income for the year ending December 31, 2023 and the composition of income in different jurisdictions. The decrease in effective tax rates between the periods was primarily due to lower income before taxes and increased benefits from business tax credits and windfall benefits recognized on stock option exercises and the vesting of stock units, partially offset by nondeductible contingent consideration and lower foreign-derived intangible income. Our effective tax rate for the three months ended March 31, 2023 was lower than the U.S. statutory rate of 21% primarily due to business tax credits, foreign-derived intangible income and windfall benefits recognized on stock option exercises and the vesting of stock units.

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

Liquidity and Capital Resources (As Restated)

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

Working capital increased by $11.2 million to $605.1 million at March 31, 2023 from $593.9 million at December 31, 2022 due to the various changes noted below.

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

Cash Flows

	Three Months Ended March 31,		Increase/(Decrease)
	2023	2022	$ Change
	(Amounts in thousands)
	(As Restated)	(As Revised)
Operating activities	$11,154	$23,113	$(11,959)
Investing activities	(9,433)	(28,214)	18,781
Financing activities	(9,563)	(12,021)	2,458
Effect of exchange rate changes on cash and cash equivalents	993	(2,052)	3,045
Net decrease in cash and cash equivalents	$(6,849)	$(19,174)	$12,325

Operating activities (As Restated)

For the three months ended March 31, 2023, our operating activities provided cash of $11.2 million reflecting net income of $15.3 million and non-cash charges totaling $26.2 million primarily related to depreciation, amortization, contingent consideration adjustments, deferred income taxes, stock-based compensation charges and operating lease right of use asset amortization. An increase in accounts receivable consumed $16.8 million of cash and was primarily driven by the timing of collections from customers. Additionally, we had an increase in inventory manufactured that consumed $5.8 million. A decrease in accounts payable consumed $1.2 million and was due to the timing of payments to vendors. An increase in prepaid expenses due to payment of subscriptions consumed $2.8 million and a decrease in accrued liabilities consumed $2.3 million primarily related to the payment of employee bonuses during the three months ended March 31, 2023. The remaining cash provided by operating activities resulted from favorable changes in various other working capital accounts.

For the three months ended March 31, 2022, our operating activities provided cash of $23.1 million reflecting net income of $47.0 million and non-cash charges totaling $21.5 million primarily related to depreciation, amortization, contingent consideration adjustments, deferred income taxes, amortization of debt issuance costs, stock-based compensation charges and operating lease right of use asset amortization. An increase in accounts receivable consumed $6.3 million of cash and was primarily driven by the 44.5% year-to-date increase in revenues. An increase in inventory manufactured of $30.0 million supports expected increases in future revenue. A decrease in accrued liabilities of $10.0 million relates to the payout of employee bonus and decrease in our estimated income tax provision during the first quarter of 2022.

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

Cautionary Statement Regarding Forward-Looking Statements

This Amendment contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Amendment do not constitute guarantees of future performance. Investors are cautioned that statements in this Amendment which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, product candidate research, development and regulatory approval, SG&A expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources, our financing plans and the projected continued impact of, and response to, COVID-19 constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. The Company undertakes no obligation to publicly update or revise the statements in light of future developments. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with the following: the impact of COVID-19 on demand for our products and on our business or financial results; the success of current and future collaborative or supply relationships, including our agreements with Cytiva, MilliporeSigma, Purolite Life Sciences, an Ecolab Inc. company and FlexBiosys; our ability to successfully grow our bioprocessing business, including as a result of acquisitions, commercialization or partnership opportunities, and our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all U.S. Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products; the risk of litigation regarding our patent and other intellectual property rights; the risk of litigation with collaborative partners; our manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers; the effect of COVID-19, including mitigation efforts and economic effects, on our business operations and the operations of our customers and suppliers; our ability to hire and retain skilled personnel; the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition; our ability to integrate acquired businesses successfully into our business and achieve the expected benefits of the acquisitions; our ability to compete with larger, better financed life sciences companies; our history of losses and expectation of incurring losses; our ability to generate future revenues; our ability to successfully integrate our recently acquired businesses; our ability to raise additional capital to fund potential acquisitions; our volatile stock price; and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the SEC including under the sections entitled “Risk Factors” in our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate DCPs (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). DCPs are those controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of March 31, 2023 of the effectiveness of the design and operation of the Company’s DCPs pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation at the time the Original Report was filed, the Company’s Chief Executive Officer and Chief Financial Officer had concluded that the Company’s DCPs were effective as of March 31, 2023. Subsequent to that evaluation and as a result of the material weakness in the Company's internal control over financial reporting discussed herein, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, the Company's DCPs were not effective at the reasonable level as of March 31, 2023, due to the material weakness in our internal control over financial reporting as described below.

Material Weakness in Internal Control Over Financial Reporting

We identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the restatement of the Company’s financial statements, management identified deficiencies related to the design and operating effectiveness of controls related to revenue recognition specific to the evaluation of accounting for contract terms, and has further concluded that such deficiencies represented a material weakness as of December 31, 2023 and 2022 as well as each of the interim periods within the year ended December 31, 2023.

Remediation Plan for Material Weakness

Following identification of the revenue recognition material weakness, and as part of our commitment to strengthen our internal control over financial reporting, we are implementing remedial actions under the oversight of the Audit Committee of our Board to address these deficiencies. Our remediation activities will include the following:

•
Designing new internal controls to validate there is a complete listing of revenue contracts that have non-standard terms, which require incremental accounting analysis under ASC 606.
•
Designing new internal controls evaluating the accounting for contract amendments, including amendments accounted for as contract modifications.
•
Enhancing and expanding our existing revenue recognition control procedures and attributes when evaluating the accounting impact of non-standard contract terms and contract modifications.
•
Increasing education for internal resources on accounting for contracts within the scope of ASC 606 and deploying enablers to facilitate documentation of accounting analyses and conclusions.

We will continue to monitor the design and operating effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.

Changes in Internal Control

Except for the material weakness described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The matters discussed in this Amendment include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Form 10-K for the period ended December 31, 2022 and in subsequent filings, including this Amendment, could cause our actual results to differ materially from those in the forward-looking statements. Other than as indicated below, there are no material changes to the risk factors described in our Form 10-K for the period ended December 31, 2022.

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

Risks Related to Accounting and Financial Reporting Matters

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in a material misstatement of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

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

In connection with the restatement of the Company’s financial statements, and as discussed above in Part I, Item 4, “Controls and Procedures,” of this report, we identified deficiencies related to the design and operating effectiveness of certain controls related to revenue recognition. We concluded that such deficiencies represented a material weakness.

Following identification of the revenue recognition material weakness, and as part of our commitment to strengthen our internal control over financial reporting, we are implementing remedial actions under the oversight of the Audit Committee of our Board to address these deficiencies. Our remediation activities will include the following:

•
Designing new internal controls to validate there is a complete listing of revenue contracts that have non-standard terms, which require incremental accounting analysis under ASC 606.
•
Designing new internal controls evaluating the accounting for contract amendments, including amendments accounted for as contract modifications.
•
Enhancing and expanding our existing revenue recognition control procedures and attributes when evaluating the accounting impact of non-standard contract terms and contract modifications.
•
Increasing education for internal resources on accounting for contracts within the scope of ASC 606 and deploying enablers to facilitate documentation of accounting analyses and conclusions.

We will continue to monitor the design and operating effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate. While we are undertaking efforts to remediate this material weakness, the material weakness will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. We can give no assurance that our efforts will remediate the material weakness in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare the consolidated financial statements within the time periods specified by the rules and regulations of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the trading price of our common stock.

Any failure to implement new or improved controls, or difficulties encountered in their implementation, could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

The restatement of our financial statements may affect stockholder and investor confidence in us or harm our reputation, and may subject us to additional risks and uncertainties, including increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions or investigations.

As a result of the restatement, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with, or related to, such restatement. In addition, such restatement could subject us to a number of additional risks and uncertainties, including the increased possibility of legal proceedings and inquiries, sanctions or investigations by the SEC or other regulatory authorities. Any of the foregoing may adversely affect our reputation, the accuracy and timing of our financial reporting, or our business, results of operations, liquidity and financial condition, or cause stockholders, investors, members and customers to lose confidence in the accuracy and completeness of our financial reports or cause the market price of our common stock to decline. As of the date of this Amendment, we have no knowledge of any such legal proceedings and regulatory inquiries, sanctions or investigation. However, we can provide no assurance that such legal proceedings and regulatory inquiries, sanctions or investigation will not arise in the future. Any such legal proceedings and regulatory inquiries, sanctions or investigation, whether successful or not, could adversely affect our business, financial condition and results of operations.

ITEM 6. EXHIBITS

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

REPLIGEN CORPORATION

Date: November 18, 2024	By:	/S/ OLIVIER LOEILLOT
Olivier Loeillot
President and Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: November 18, 2024	By:	/S/ JASON K. GARLAND
Jason K. Garland
Chief Financial Officer
(Principal financial officer)
Repligen Corporation