Form 10-Q/A
period 2023-06-30
REPLIGEN CORP
filed 2024-11-18
CIK 730272

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

EXPLANATORY NOTE

Repligen Corporation (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in our Quarterly Report on Form 10-Q as of and for the three and six month periods ended June 30, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 2, 2023 (the “Original Report”), as listed in “Items Amended in this Filing” below.

In filing this Amendment, we are restating our previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2023 to correct the misapplication of accounting principles under U.S. GAAP related to the timing of revenue recognition arising from a specific COVID-related cancellation payment, received in connection with a contract modification (collectively, the "Misstatement"), as further described in Note 1 to the unaudited condensed consolidated financial statements herein. This restatement changes the timing of recognition of revenue, including the revenue reported in the Original Report, but will not change the total revenue to be recognized for this payment, nor have any impact on the Company’s previously reported cash and cash equivalent balances. This misapplication did not result from any override of controls, misconduct, or fraud of any kind. In connection with the restatement, the Company determined that it was appropriate to revise the condensed consolidated balance sheet as of December 31, 2022 and the condensed consolidated statement of cash flows for the six month period ended June 30, 2022, as well as impacted footnote disclosures, in this Form 10-Q/A to correct other unrelated immaterial errors.

In addition, we have filed an amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, originally filed with the SEC on May 2, 2023, and we are filing an amendment to our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with SEC on February 22, 2024, and amendments to our Quarterly Reports on Form 10-Q for quarterly periods ended September 30, 2023, originally filed with the SEC on October 31, 2023; March 31, 2024, originally filed with the SEC on May 1, 2024; and June 30, 2024, originally filed with the SEC on July 30, 2024. In correcting the Misstatement in this Amendment, we have also restated other financial statement line item amounts including but not limited to product revenues, income tax provision, net income, foreign currency translation, deferred revenues, prepaid expenses, deferred taxes and earnings-per-share.

Internal Control Considerations

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2023, as further described in Part I, Item 4 of this Amendment, and concluded that a material weakness existed and that internal control over financial reporting was not effective as of June 30, 2023.

Items Amended in this Filing

This Amendment amends and restates the sections of the Original Report listed below, with modifications as necessary to reflect the effects of the restatement of our previously issued condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2023. No attempt has been made in this Amendment to update other disclosures presented in the Original Report, except as required to reflect the effects of such restatement in the following amended items:

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	June 30,	December 31,
	2023	2022
	(As Restated)	(As Revised)
ASSETS
Current assets:
Cash and cash equivalents	$603,656	$523,458
Marketable securities held to maturity	—	100,299
Accounts receivable, net of reserves of $1,571 and $1,365 at June 30, 2023 and December 31, 2022, respectively	120,304	116,247
Inventories, net	240,869	238,277
Prepaid expenses and other current assets	35,103	19,837
Total current assets	999,932	998,118
Noncurrent assets:
Property, plant and equipment, net	202,564	190,673
Intangible assets, net	358,410	360,618
Goodwill	870,688	855,513
Deferred tax assets	1,756	840
Operating lease right of use assets	122,044	125,023
Other noncurrent assets	1,664	815
Total noncurrent assets	1,557,126	1,533,482
Total assets	$2,557,058	$2,531,600
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,787	$27,554
Operating lease liability	2,889	6,957
Current contingent consideration	16,363	13,950
Accrued liabilities	59,785	71,120
Convertible Senior Notes, net	285,521	284,615
Total current liabilities	388,345	404,196
Noncurrent liabilities:
Deferred tax liabilities	22,040	23,000
Noncurrent operating lease liability	134,438	131,389
Noncurrent contingent consideration	44,277	51,559
Other noncurrent liabilities	11,099	10,756
Total noncurrent liabilities	211,854	216,704
Total liabilities	600,199	620,900
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 55,744,896 shares at June 30, 2023 and 55,557,698 shares at December 31, 2022 issued and outstanding	557	556
Additional paid-in capital	1,561,393	1,547,266
Accumulated other comprehensive loss	(37,486)	(34,394)
Accumulated earnings	432,395	397,272
Total stockholders’ equity	1,956,859	1,910,700
Total liabilities and stockholders’ equity	$2,557,058	$2,531,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

Condensed CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(As Restated)		(As Restated)
Revenue:
Products	$159,133	$207,597	$324,474	$413,960
Royalty and other revenue	36	36	75	73
Total revenue	159,169	207,633	324,549	414,033
Costs and operating expenses:
Cost of product revenue	79,307	86,260	161,152	168,616
Research and development	9,706	10,440	21,860	22,595
Selling, general and administrative	49,084	54,649	105,372	108,949
Contingent consideration	1,791	(6,884)	3,026	(9,295)
Total costs and operating expenses	139,888	144,465	291,410	290,865
Income from operations	19,281	63,168	33,139	123,168
Other income (expenses):
Investment income	5,964	708	11,450	785
Interest expense	(411)	(271)	(819)	(563)
Amortization of debt issuance costs	(457)	(453)	(914)	(905)
Other expenses	528	(3,396)	605	(3,798)
Other income (expenses), net	5,624	(3,412)	10,322	(4,481)
Income before income taxes	24,905	59,756	43,461	118,687
Income tax provision	5,119	9,895	8,338	21,862
Net income	$19,786	$49,861	$35,123	$96,825
Earnings per share:
Basic	$0.36	$0.90	$0.63	$1.75
Diluted (Note 12)	$0.35	$0.88	$0.62	$1.68
Weighted average common shares outstanding:
Basic	55,705	55,444	55,648	55,399
Diluted (Note 12)	56,858	56,721	56,932	57,842

Net income	$19,786	$49,861	$35,123	$96,825
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,079)	(15,517)	(3,092)	(20,205)
Comprehensive income	$13,707	$34,344	$32,031	$76,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands, except share data)

	Three Months Ended June 30, 2023
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2023, as restated	55,644,301	$556	$1,544,956	$(31,407)	$412,609	$1,926,714
Net income, as restated	—	—	—	—	19,786	19,786
Issuance of common stock for debt conversion	6	—	(3)	—	—	(3)
Exercise of stock options and vesting of stock units	36,184	1	32	—	—	33
Tax withholding on vesting of restricted stock units	(9,631)	—	(1,547)	—	—	(1,547)
Issuance of common stock pursuant to the acquisition of FlexBiosys, Inc.	31,415	—	5,243	—	—	5,243
Issuance of common stock pursuant to the Avitide, Inc. contingent consideration earnout payment	42,621	—	7,229	—	—	7,229
Stock-based compensation expense	—	—	5,483	—	—	5,483
Translation adjustment, as restated	—	—	—	(6,079)	—	(6,079)
Balance at June 30, 2023, as restated	55,744,896	$557	$1,561,393	$(37,486)	$432,395	$1,956,859

	Three Months Ended June 30, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2022	55,429,046	$554	$1,529,144	$(21,574)	$258,277	$1,766,401
Net income	—	—	—	—	49,861	49,861
Issuance of common stock for debt conversion	4	—	(3)			(3)
Exercise of stock options and vesting of stock units	51,737	1	166	—	—	166
Tax withholding on vesting of restricted stock units	(14,869)	—	(2,448)			(2,448)
Stock-based compensation expense	—	—	6,985	—	—	6,985
Translation adjustment	—	—	—	(15,517)	—	(15,517)
Other	—	—	(82)	—	—	(82)
Balance at June 30, 2022	55,465,918	$555	$1,533,762	$(37,091)	$308,138	$1,805,364

	Six Months Ended June 30, 2023
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2022	55,557,698	$556	$1,547,266	$(34,394)	$397,272	$1,910,700
Net income, as restated	—	—	—	—	35,123	35,123
Issuance of common stock for debt conversion	6	—	(3)	—	—	(3)
Exercise of stock options and vesting of stock units	176,394	2	60	—	—	62
Tax withholding on vesting of restricted stock units	(63,238)	(1)	(11,139)	—	—	(11,140)
Issuance of common stock pursuant to the acquisition of FlexBiosys, Inc.	31,415	—	5,243	—	—	5,243
Issuance of common stock pursuant to the Avitide, Inc. contingent consideration earnout payment	42,621	—	7,229	—	—	7,229
Stock-based compensation expense	—	—	12,737	—	—	12,737
Translation adjustment, as restated	—	—	—	(3,092)	—	(3,092)
Balance at June 30, 2023, as restated	55,744,896	$557	$1,561,393	$(37,486)	$432,395	$1,956,859

	Six Months Ended June 30, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2021	55,321,457	553	$1,572,340	$(16,886)	$194,060	$1,750,067
Impact of the adoption of ASU 2020-06	—	—	(39,070)	—	17,253	(21,817)
Net income	—	—	—	—	96,825	96,825
Issuance of common stock for debt conversion	12	—	(5)	—	—	(5)
Exercise of stock options and vesting of stock units	222,727	3	460	—	—	463
Tax withholding on vesting of restricted stock units	(78,278)	(1)	(14,758)	—	—	(14,759)
Stock-based compensation expense	—	—	14,900	—	—	14,900
Translation adjustment	—	—	—	(20,205)	—	(20,205)
Other	—	—	(105)	—	—	(105)
Balance at June 30, 2022	55,465,918	$555	$1,533,762	$(37,091)	$308,138	$1,805,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2023	2022
	(As Restated)	(As Revised)
Cash flows from operating activities:
Net income	$35,123	$96,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,473	23,933
Amortization of debt issuance costs	914	905
Stock-based compensation	12,737	14,900
Deferred income taxes, net	(2,053)	738
Contingent consideration	3,026	(9,295)
Non-cash interest income	(2,023)	—
Operating lease right of use asset amortization*	6,487	2,482
Other	849	276
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(4,606)	(8,433)
Inventories	(2,508)	(58,106)
Prepaid expenses and other assets	(12,879)	2,402
Other assets	(888)	(406)
Accounts payable	(3,871)	6,322
Accrued expenses	(11,769)	(4,014)
Operating lease liabilities	(4,544)	(87)
Long-term liabilities	154	392
Total cash provided by operating activities	45,622	68,834
Cash flows from investing activities:
Acquisitions, net of cash acquired	(28,099)	—
Proceeds from maturity of marketable securities held to maturity	102,323	—
Additions to capitalized software costs	(2,075)	(1,875)
Purchases of property, plant and equipment	(16,749)	(52,576)
Other investing activities	—	17
Total cash provided by (used in) investing activities	55,400	(54,434)
Cash flows from financing activities:
Proceeds from exercise of stock options	62	463
Payment of tax withholding obligation on vesting of restricted stock	(11,140)	(14,759)
Repayment of Convertible Senior Notes	(9)	(18)
Payment of earnout consideration	(7,298)	—
Proceeds from issuance of common stock, net	(3)	—
Total cash used in financing activities	(18,388)	(14,314)
Effect of exchange rate changes on cash and cash equivalents	(2,436)	(7,388)
Net increase (decrease) in cash and cash equivalents	80,198	(7,302)
Cash, cash equivalents and restricted cash, beginning of period	523,458	603,814
Cash and cash equivalents, end of period	$603,656	$596,512
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$831	$21,739
Fair value of 31,415 shares of common stock issued for the acquisition of FlexBiosys, Inc.	$5,243	$—
Fair value of 42,621 shares of common stock issued for the Avitide, Inc. contingent consideration earnout	$7,229	$—

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Original Report on August 2, 2023, the Company identified a material accounting error related to the timing of revenue recognition which impacts the Company’s condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2023 ("the Misstatement"). Within this report, the Company has restated all impacted financial information and footnote disclosures impacted by the Misstatement. A description of the error and its impact on the previously issued financial statements is included below. In connection with the restatement, the Company determined that it was appropriate to revise the condensed consolidated balance sheet as of December 31, 2022 and the condensed consolidated statement of cash flows for the six month period ended June 30, 2022, as well as impacted footnote disclosures, in this Form 10-Q/A to correct other unrelated immaterial errors.

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

Subsequent to the issuance of the Original Report, the Company reassessed the accounting treatment of the Payment and concluded that the Cancelled PO’s and Open PO’s represented a combined contract such that the February 2023 transaction should have been analyzed and accounted for as a contract modification, which required the Payment to be deferred and recognized as product units were delivered under the Open PO’s. All Open PO product units were fully delivered to the customer by June 30, 2024.

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

	June 30,
	2023
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$603,656	$—	$—	$603,656
Marketable securities held to maturity	—	—	—	—
Accounts receivable, net of reserves of $1,571 and $1,365 at June 30, 2023 and December 31, 2022, respectively	120,304	—	—	120,304
Inventories, net	240,869	—	—	240,869
Prepaid expenses and other current assets	33,754	1,349	—	35,103
Total current assets	998,583	1,349	—	999,932
Noncurrent assets:
Property, plant and equipment, net	202,564	—	—	202,564
Intangible assets, net	351,704	—	6,706	358,410
Goodwill	870,688	—	—	870,688
Deferred tax assets	1,756	—	—	1,756
Operating lease right of use assets	122,044	—	—	122,044
Other noncurrent assets	1,664	—	—	1,664
Total noncurrent assets	1,550,420	—	6,706	1,557,126
Total assets	$2,549,003	1,349	6,706	$2,557,058
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,787	$—	$—	$23,787
Operating lease liability	2,889	—	—	2,889
Current contingent consideration	16,363	—	—	16,363
Accrued liabilities	45,023	14,762	—	59,785
Convertible Senior Notes, net	285,521	—	—	285,521
Total current liabilities	373,583	14,762	—	388,345
Noncurrent liabilities:			—
Deferred tax liabilities	21,897	262	(119)	22,040
Noncurrent operating lease liability	134,438	—	—	134,438
Noncurrent contingent consideration	44,277	—	—	44,277
Other noncurrent liabilities	3,882	—	7,217	11,099
Total noncurrent liabilities	204,494	262	7,098	211,854
Total liabilities	578,077	15,024	7,098	600,199
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 55,744,896 shares at June 30, 2023 and 55,557,698 shares at December 31, 2022 issued and outstanding	557	—	—	557
Additional paid-in capital	1,561,393	—	—	1,561,393
Accumulated other comprehensive loss	(37,189)	(297)	—	(37,486)
Accumulated earnings	446,165	(13,378)	(392)	432,395
Total stockholders’ equity	1,970,926	(13,675)	(392)	1,956,859
Total liabilities and stockholders’ equity	$2,549,003	$1,349	$6,706	$2,557,058

	December 31,
	2022
	As Previously Reported	Other Adjustments	As Revised
ASSETS
Intangible assets, net	$353,676	$6,942	$360,618
Total noncurrent assets	1,526,540	6,942	1,533,482
Total assets	$2,524,658	$6,942	$2,531,600
LIABILITIES AND STOCKHOLDERS' EQUITY
Other noncurrent liabilities	$3,814	$6,942	$10,756
Total noncurrent liabilities	209,762	6,942	216,704
Total liabilities	613,958	6,942	620,900
Total liabilities and stockholders’ equity	$2,524,658	$6,942	$2,531,600

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
Revenue:
Products	$159,133	$—	$—	$159,133	$341,754	$(17,280)	$—	$324,474
Royalty and other revenue	36	—	—	36	75	—	—	75
Total revenue	159,169	—	—	159,169	341,829	(17,280)	—	324,549
Costs and operating expenses:
Cost of product revenue	79,307	—	—	79,307	161,152	—	—	161,152
Research and development	9,706	—	—	9,706	21,860	—	—	21,860
Selling, general and administrative	48,966	—	118	49,084	105,136	—	236	105,372
Contingent consideration	1,791	—	—	1,791	3,026	—	—	3,026
Total costs and operating expenses	139,770	—	118	139,888	291,174	—	236	291,410
Income from operations	19,399	—	(118)	19,281	50,655	(17,280)	(236)	33,139
Other income (expenses):
Investment income	5,964	—	—	5,964	11,450	—	—	11,450
Interest expense	(274)	—	(137)	(411)	(544)	—	(275)	(819)
Amortization of debt issuance costs	(457)	—	—	(457)	(914)	—	—	(914)
Other expenses	528	—	—	528	605	—	—	605
Other income (expenses), net	5,761	—	(137)	5,624	10,597	—	(275)	10,322
Income before income taxes	25,160	—	(255)	24,905	61,252	(17,280)	(511)	43,461
Income tax provision	5,096	82	(59)	5,119	12,359	(3,902)	(119)	8,338
Net income	$20,064	$(82)	$(196)	$19,786	$48,893	$(13,378)	$(392)	$35,123
Earnings per share:
Basic	$0.36	$—	$—	$0.36	$0.88	$(0.24)	$(0.01)	$0.63
Diluted (Note 12)	$0.35	$—	$—	$0.35	$0.86	$(0.23)	$(0.01)	$0.62
Weighted average common shares outstanding:
Basic	55,705	—	—	55,705	55,648	—	—	55,648
Diluted (Note 12)	56,858	—	—	56,858	56,932	—	—	56,932

Net income	$20,064	$(82)	$(196)	$19,786	$48,893	$(13,378)	$(392)	$35,123
Other comprehensive income (loss):			—				—
Foreign currency translation adjustment	(6,068)	(11)	—	(6,079)	(2,795)	(297)	—	(3,092)
Comprehensive income	$13,996	$(93)	$(196)	$13,707	$46,098	$(13,675)	$(392)	$32,031

	Accumulated Other Comprehensive Loss				Accumulated Earnings				Total Stockholders' Equity
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
	$	$	$	$	$	$	$	$	$	$	$	$
Balance at March 31, 2023	(31,121)	(286)	—	(31,407)	426,101	(13,296)	(196)	412,609	1,940,492	(13,582)	(196)	1,926,714
Net income	—	—	—	—	20,064	(82)	(196)	19,786	20,064	(82)	(196)	19,786
Translation adjustment	(6,068)	(11)	—	(6,079)	—	—	—	—	(6,068)	(11)	—	(6,079)
Balance at June 30, 2023	(37,189)	(297)	—	(37,486)	446,165	(13,378)	(392)	432,395	1,970,926	(13,675)	(392)	1,956,859

	Accumulated Other Comprehensive Loss				Accumulated Earnings				Total Stockholders' Equity
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
	$	$	$	$	$	$	$	$	$	$	$	$
Balance at December 31, 2022	(34,394)	—	—	(34,394)	397,272	—	—	397,272	1,910,700	—	—	1,910,700
Net income	—	—	—	—	48,893	(13,378)	(392)	35,123	48,893	(13,378)	(392)	35,123
Translation adjustment	(2,795)	(297)	—	(3,092)	—	—	—	—	(2,795)	(297)	—	(3,092)
Balance at June 30, 2023	(37,189)	(297)	—	(37,486)	446,165	(13,378)	(392)	432,395	1,970,926	(13,675)	(392)	1,956,859

	Six Months Ended June 30, 2023
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income	$48,893	$(13,378)	$(392)	$35,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,237	—	236	31,473
Amortization of debt issuance costs	914	—	—	914
Stock-based compensation	12,737	—	—	12,737
Deferred income taxes, net	(2,196)	262	(119)	(2,053)
Contingent consideration	3,026	—	—	3,026
Non-cash interest income	(2,023)	—	—	(2,023)
Operating lease right of use asset amortization	6,487	—	—	6,487
Other	574	—	275	849
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(4,606)	—	—	(4,606)
Inventories	(2,508)	—	—	(2,508)
Prepaid expenses and other assets	(11,530)	(1,349)	—	(12,879)
Other assets	(888)	—	—	(888)
Accounts payable	(3,871)	—	—	(3,871)
Accrued expenses	(26,234)	14,465	—	(11,769)
Operating lease liabilities	(4,544)	—	—	(4,544)
Long-term liabilities	154	—	—	154
Total cash provided by operating activities	45,622	—	—	45,622
Cash flows from investing activities:
Acquisitions, net of cash acquired	(28,099)	—	—	(28,099)
Proceeds from maturity of marketable securities held to maturity	102,323	—	—	102,323
Additions to capitalized software costs	(2,075)	—	—	(2,075)
Purchases of property, plant and equipment	(16,749)	—	—	(16,749)
Other investing activities	—	—	—	—
Total cash provided by (used in) investing activities	55,400	—	—	55,400
Cash flows from financing activities:
Proceeds from exercise of stock options	62	—	—	62
Payment of tax withholding obligation on vesting of restricted stock	(11,140)	—	—	(11,140)
Repayment of Convertible Senior Notes	(9)	—	—	(9)
Payment of earnout consideration	(7,298)	—	—	(7,298)
Proceeds from issuance of common stock, net	(3)	—	—	(3)
Total cash used in financing activities	(18,388)	—	—	(18,388)
Effect of exchange rate changes on cash and cash equivalents	(2,436)	—	—	(2,436)
Net increase (decrease) in cash and cash equivalents	80,198	—	—	80,198
Cash, cash equivalents and restricted cash, beginning of period	523,458	—	—	523,458
Cash and cash equivalents, end of period	$603,656	$—	$—	$603,656
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$831	$—	$—	$831
Fair value of 31,415 shares of common stock issued for the acquisition of FlexBiosys, Inc.	$5,243	$—	$—	$5,243
Fair value of 42,621 shares of common stock issued for the Avitide, Inc. contingent consideration earnout	$7,229	$—	$—	$7,229

	Six Months Ended June 30, 2022
	As Previously Reported	Other Adjustments	As Revised
Cash flows from operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Operating lease right of use asset amortization	$(21,457)	$23,939	$2,482
Changes in operating assets and liabilities, excluding impact of acquisitions:
Operating lease liabilities	$23,852	$(23,939)	$(87)
Total cash provided by operating activities	$68,834	$—	$68,834

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

Contingent Consideration – Earnouts

As of June 30, 2023, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay in connection with the completed acquisitions of Avitide in September 2021 and FlexBiosys in April 2023, was $125.0 million over a three-year earnout period and $42.0 million over a two-year earnout period, respectively. Refer to Note 4, "Acquisitions" included in Part II, Item 8, “Financial Statements and Supplementary Data” to our Form 10-K and Note 4, "Acquisition of FlexBiosys, Inc.," to this report for additional information on the contingent consideration earnouts.

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
		$12,640

5.
Revenue Recognition

Disaggregation of Revenue

Revenues for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Amounts in thousands)
			(As Restated)
Product revenue	$159,133	$207,597	$324,474	$413,960
Royalty and other income	36	36	75	73
Total revenue	$159,169	$207,633	$324,549	$414,033

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

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of June 30, 2023 (amounts in thousands):

	June 30,	December 31,
	2023	2022
Balances from contracts with customers only:	(As Restated)
Accounts receivable	$120,304	$116,247
Deferred revenue (included in accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheets)	$32,181	$19,631
Revenue recognized during periods presented relating to:
The beginning deferred revenue balance	$13,808	$13,390

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

Intangible assets, net, consisted of the following at June 30, 2023:

	June 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:	(As Restated)	(As Restated)	(As Restated)
Technology - developed	$207,410	$(37,289)	$170,121	16
Patents	240	(240)	—	8
Customer relationships	255,546	(74,896)	180,650	16
Trademarks	7,717	(1,544)	6,173	19
Other intangibles	3,039	(2,273)	766	4
Total finite-lived intangible assets	473,952	(116,242)	357,710	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$474,652	$(116,242)	$358,410

Intangible assets, net, consisted of the following at December 31, 2022:

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:	(As Revised)		(As Revised)
Technology - developed	$197,405	$(30,992)	$166,413	16
Patents	240	(240)	—	8
Customer relationships	252,934	(66,559)	186,375	15
Trademarks	7,682	(1,319)	6,363	19
Other intangibles	2,811	(2,044)	767	4
Total finite-lived intangible assets	461,072	(101,154)	359,918	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$461,772	$(101,154)	$360,618

Amortization expense for finite-lived intangible assets was $7.7 million and $6.6 million for each of the three months ended June 30, 2023 and 2022, respectively, and $15.1 million and $13.2 million for each of the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company expects to record the following amortization expense in future periods (amounts in thousands):

Estimated
Amortization
Expense
For the Years Ended December 31,	(As Restated)
2023 (remaining six months)	$15,266
2024	30,070
2025	29,840
2026	29,666
2027	29,632
2028 and thereafter	223,236
Total	$357,710

7.
Consolidated Balance Sheet Detail

Inventories, net

Inventories, net consists of the following:

	June 30,	December 31,
	2023	2022
	(Amounts in thousands)
Raw materials	$147,996	$149,438
Work-in-process	4,811	6,183
Finished products	88,062	82,656
Total inventories, net	$240,869	$238,277

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2023	2022
	(Amounts in thousands)
Land	$976	$1,003
Buildings	1,657	1,599
Leasehold improvements	124,277	115,672
Equipment	110,047	94,613
Furniture, fixtures and office equipment	8,652	8,307
Computer hardware and software	34,314	29,813
Construction in progress	31,082	31,553
Other	467	420
Total property, plant and equipment	311,472	282,980
Less - Accumulated depreciation	(108,908)	(92,307)
Total property, plant and equipment, net	$202,564	$190,673

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2023	2022
	(Amounts in thousands)
	(As Restated)
Employee compensation	$11,645	$33,522
Deferred revenue	31,564	19,283
Income taxes payable	1,885	2,459
Other	14,691	15,856
Total accrued liabilities	$59,785	$71,120

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

11.
Income Taxes (As Restated)

For the three and six months ended June 30, 2023, the Company recorded an income tax provision of $5.1 million and $8.3 million, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2023 was 20.6% and 19.2%, respectively, compared to 16.6% and 18.4% for the corresponding periods in the prior year. The difference in effective tax rates between the periods was primarily due to lower income before taxes and increased benefits from business tax credits partially offset by nondeductible contingent consideration and lower foreign-derived intangible income.

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

12.
Earnings Per Share

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Amounts in thousands, except per share data)
Numerator:	(As Restated)		(As Restated)
Net income	$19,786	$49,861	$35,123	$96,825
Effect of dilutive securities:
Charges associated with convertible debt instruments, net of tax	—	—	—	387
Numerator for diluted earnings per share - net income available to common stockholders after the effect of dilutive securities	$19,786	$49,861	$35,123	$97,212

Denominator:
Weighted average shares used in computing net income per share - basic	55,705	55,444	55,648	55,399
Effect of dilutive shares:
Options and stock units	451	598	487	661
Convertible Senior Notes	701	676	797	1,779
Dilutive effect of unvested performance stock units	1	3	-	3
Dilutive potential common shares	1,153	1,277	1,284	2,443
Denominator for diluted earnings per share - adjusted weighted average shares used in computing net income per share - diluted	56,858	56,721	56,932	57,842

Earnings per share:
Basic	$0.36	$0.90	$0.63	$1.75
Diluted	$0.35	$0.88	$0.62	$1.68

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

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue by customers' geographic locations:			(As Restated)
North America	46%	45%	44%	43%
Europe	36%	35%	34%	39%
APAC/Other	18%	20%	22%	18%
Total revenue	100%	100%	100%	100%

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

15.
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

Restatement

As previously described in the Explanatory Note above and in Note 1 to our unaudited condensed consolidated financial statements, we have restated our previously issued unaudited condensed consolidated financial statements and related notes as of June 30, 2023 and for the three and six months ended June 30, 2023. As a result, the previously reported financial information as of and for the three and six months ended June 30, 2023 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement. Refer to Note 1 in our unaudited condensed consolidated financial statements for additional information related to the restatement, including descriptions of the adjustments and the impacts on our unaudited condensed consolidated financial statements.

Other than the effect of the restatement and revisions made to correct immaterial errors as described in Note 1 in our unaudited condensed consolidated financial statements, this section has not been otherwise modified and does not reflect any information or events occurring after August 2, 2023, the filing date of the Original Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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

Revenues (As Restated)

Total revenue for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:					(As Restated)
Products	$159,133	$207,597	$(48,464)	(23.3%)	$324,474	$413,960	$(89,486)	(21.6%)
Royalty and other	36	36	—	0.0%	75	73	2	2.7%
Total revenue	$159,169	$207,633	$(48,464)	(23.3%)	$324,549	$414,033	$(89,484)	(21.6%)

Product revenues (As Restated)

Since 2016, we have been increasingly focused on selling our products directly to customers in the pharmaceutical industry and to our contract manufacturers. These direct sales represented approximately 84.7% and 89.2% of our product revenue for each of the three months ended June 30, 2023 and 2022, respectively, and represented 83.6% and 88.1% of our product revenue for each of the six months ended June 30, 2023 and 2022, respectively. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

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

During the three and six months ended June 30, 2023, product revenue decreased by $48.5 million, or 23.3%, and $89.5 million, or 21.6%, respectively, as compared to the same periods of 2022. This is mainly due to a decrease in revenue from programs related to COVID-19 as customers continue to repurpose inventory initially purchased for COVID-19 therapeutics and vaccines. This primarily affected our filtration products. There was also an unfavorable impact on changes in foreign exchange rates during the three and six months ended June 30, 2023, as compared to the same periods of 2022. Partially offsetting these revenue declines were increases from price increases and strong performances within the Chromatography and Process Analytics franchises during the three and six months ended June 30, 2023, as compared to the same periods of 2022. Specifically, revenue from sale of large scale OPUS pre-packed chromatography columns, chromatography systems and flowpaths as well as slope spectroscopy systems, consumables and service.

Royalty revenues

Royalty revenues in the three and six months ended June 30, 2023 and 2022 relate to royalties received from a third-party systems manufacturer associated with our OPUS PD chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partners.

Costs of Product Revenue and Operating Expenses

Total costs and operating expenses for the three and six months ended June 30, 2023 and 2022 were comprised of the following:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
	(As Restated)				(As Restated)
Cost of product revenue	$79,307	$86,260	$(6,953)	(8.1%)	$161,152	$168,616	$(7,464)	(4.4%)
Research and development	9,706	10,440	(734)	(7.0%)	21,860	22,595	(735)	(3.3%)
Selling, general and administrative	49,084	54,649	(5,565)	(10.2%)	105,372	108,949	(3,577)	(3.3%)
Contingent Consideration	1,791	(6,884)	8,675	(126.0%)	3,026	(9,295)	12,321	(132.6%)
Total costs and operating expenses	$139,888	$144,465	$(4,577)	(3.2%)	$291,410	$290,865	$545	0.2%

Cost of product revenue (As Restated)

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

Gross margin was 50.2% and 58.5% in the three months ended June 30, 2023 and 2022, respectively and gross margin was 50.3% and 59.3% in the six months ended June 30, 2023, respectively. The reduction in gross margin in the three and six months ended June 30, 2023, as compared to the same periods of 2022, is due primarily to lower overall sales and production volumes, and a change in product mix, where we saw a significant decline in revenue associated with higher-margin consumable products due to the decrease in COVID-19 vaccine demand. We also experienced an increase in manufacturing costs from an increase in occupancy costs due to added capacity, an increase in depreciation expense, and an increase in freight charges from cost inflation.

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

During the three and six months ended June 30, 2023, SG&A costs decreased by $5.6 million, or 10.2%, and $3.6 million, or 3.3%, respectively, as compared to the same periods of 2022. The decrease is primarily due to a decrease in employee-related costs since June 2022. The decrease is partially offset by the continued expansion of our customer-facing activities to drive sales of our bioprocessing products and to support expected future growth.

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

Other Income (Expenses), net

The table below provides detail regarding our other expenses, net:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
	(As Restated)				(As Restated)
Investment income	$5,964	$708	$5,256	742.4%	$11,450	$785	$10,665	1,358.6%
Interest expense	(411)	(271)	(140)	51.7%	(819)	(563)	(256)	45.5%
Amortization of debt issuance costs	(457)	(453)	(4)	0.9%	(914)	(905)	(9)	1.0%
Other income (expenses)	528	(3,396)	3,924	(115.5%)	605	(3,798)	4,403	(115.9%)
Total other income (expenses), net	$5,624	$(3,412)	$9,036	(264.8%)	$10,322	$(4,481)	$14,803	(330.4%)

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

Income Tax Provision (As Restated)

Income tax provision for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
	(As Restated)				(As Restated)
Income tax provision	$5,119	$9,895	$(4,776)	(48.3%)	$8,338	$21,862	$(13,524)	(61.9%)
Effective tax rate	20.6%	16.6%			19.2%	18.4%

For the three and six months ended June 30, 2023, we recorded an income tax provision of $5.1 million and $8.3 million, respectively. The effective tax rate was 20.6% and 19.2% for the three and six months ended June 30, 2023, respectively, and is based upon the estimated income for the year ending December 31, 2023 and the composition of income in different jurisdictions. The difference in effective tax rates between the periods was primarily due to lower income before taxes and increased benefits from business tax credits partially offset by nondeductible contingent consideration and lower foreign-derived intangible income. Our effective tax rate for the three and six months ended June 30, 2023 was lower than the U.S. statutory rate of 21% primarily due to business tax credits, foreign-derived intangible income and windfall benefits recognized on stock option exercises and the vesting of stock units.

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

Working capital increased by $17.7 million to $611.6 million at June 30, 2023 from $593.9 million at December 31, 2022 due to the various changes noted below.

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

Operating activities (As Restated)

For the six months ended June 30, 2023, our operating activities provided cash of $45.6 million reflecting net income of $35.1 million and non-cash charges totaling $51.4 million primarily related to depreciation, amortization, contingent consideration fair value adjustments, deferred income taxes, stock-based compensation charges and operating lease right of use asset amortization. An increase in accounts receivable consumed $4.6 million of cash and was primarily driven by the timing of collections from customers. Additionally, we had an increase in inventory manufactured that consumed $2.5 million and a $12.9 million increase in prepaid expenses, primarily related to prepaid taxes and subscriptions. A decrease in accounts payable consumed $3.9 million and was due to the timing of payments to vendors. A decrease in accrued liabilities consumed $11.8 million primarily related to the payment of employee bonuses during the six months ended June 30, 2023. The remaining cash provided by operating activities resulted from favorable changes in various other working capital accounts.

For the six months ended June 30, 2022, our operating activities provided cash of $68.8 million reflecting net income of $96.8 million and non-cash charges totaling $34.0 million primarily related to depreciation, amortization, contingent consideration adjustments, deferred income taxes, stock-based compensation charges and operating lease right of use asset amortization. An increase in accounts receivable consumed $8.4 million of cash and was primarily driven by the 35.4% year-to-date increase in revenues. Additionally, we had an increase in inventory manufactured of $58.1 million to support expected increases in future revenue. A decrease in accrued liabilities of $4.0 million relates to the payout of employee bonuses and a decrease in our estimated income tax provision during the first half of 2022. Offsetting these uses of cash was a $6.3 million increase in accounts payable which correlates to the increase in inventory and is also a result of the timing of payments to vendors and a decrease in prepaid expenses driven by a decrease in prepaid corporate income taxes. The remaining cash provided by operating activities resulted from favorable changes in various other working capital accounts.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of June 30, 2023 of the effectiveness of the design and operation of the Company’s DCPs pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation at the time the Original Report was filed, the Company’s Chief Executive Officer and Chief Financial Officer had concluded that the Company’s DCPs were effective as of June 30, 2023. Subsequent to that evaluation and as a result of the material weakness in the Company's internal control over financial reporting discussed herein, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, the Company's DCPs were not effective at the reasonable level as of June 30, 2023, due to the material weakness in our internal control over financial reporting as described below.

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