Form 10-Q/A
period 2023-09-30
REPLIGEN CORP
filed 2024-11-18
CIK 730272

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

EXPLANATORY NOTE

Repligen Corporation (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in our Quarterly Report on Form 10-Q as of and for the three and nine month periods ended September 30, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 31, 2023 (the “Original Report”), as listed in “Items Amended in this Filing” below.

In filing this Amendment, we are restating our previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 to correct the misapplication of accounting principles under U.S. GAAP related to the timing of revenue recognition arising from a specific COVID-related cancellation payment, received in connection with a contract modification (collectively, the "Misstatement"), as further described in Note 1 to the unaudited condensed consolidated financial statements herein. This restatement changes the timing of recognition of revenue, including the revenue reported in the Original Report, but will not change the total revenue to be recognized for this payment, nor have any impact on the Company’s previously reported cash and cash equivalent balances. This misapplication did not result from any override of controls, misconduct, or fraud of any kind. In connection with the restatement, the Company determined that it was appropriate to revise the condensed consolidated balance sheet as of December 31, 2022 and the condensed consolidated statement of cash flows for the nine month period ended September 30, 2022, as well as impacted footnote disclosures, in this Form 10-Q/A to correct other unrelated immaterial errors.

In addition, we have filed amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, originally filed with the SEC on May 2, 2023, and June 30, 2023, originally filed with the SEC on August 2, 2023, and we are filing an amendment to our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with SEC on February 22, 2024, and amendments to our Quarterly Reports on Form 10-Q for quarterly periods ended March 31, 2024, originally filed with the SEC on May 1, 2024; and June 30, 2024, originally filed with the SEC on July 30, 2024. In correcting the Misstatement in this Amendment, we have also restated other financial statement line item amounts including but not limited to product revenues, income tax provision, net income, foreign currency translation, deferred revenues, prepaid expenses, deferred taxes and earnings-per-share.

Internal Control Considerations

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of September 30, 2023, as further described in Part I, Item 4 of this Amendment, and concluded that a material weakness existed and that internal control over financial reporting was not effective as of September 30, 2023.

Items Amended in this Filing

This Amendment amends and restates the sections of the Original Report listed below, with modifications as necessary to reflect the effects of the restatement of our previously issued condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2023. No attempt has been made in this Amendment to update other disclosures presented in the Original Report, except as required to reflect the effects of such restatement in the following amended items:

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	September 30,	December 31,
	2023	2022
	(As Restated)	(As Revised)
ASSETS
Current assets:
Cash and cash equivalents	$630,779	$523,458
Marketable securities held to maturity	—	100,299
Accounts receivable, net of reserves of $1,803 and $1,365 at September 30, 2023 and December 31, 2022, respectively	106,158	116,247
Inventories, net	211,372	238,277
Prepaid expenses and other current assets	32,163	19,837
Total current assets	980,472	998,118
Noncurrent assets:
Property, plant and equipment, net	201,618	190,673
Intangible assets, net	350,318	360,618
Goodwill	869,252	855,513
Deferred tax assets	1,546	840
Operating lease right of use assets	118,084	125,023
Other noncurrent assets	1,444	815
Total noncurrent assets	1,542,262	1,533,482
Total assets	$2,522,734	$2,531,600
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,961	$27,554
Operating lease liability	3,315	6,957
Current contingent consideration	12,589	13,950
Accrued liabilities	58,118	71,120
Convertible Senior Notes, net	285,956	284,615
Total current liabilities	378,939	404,196
Noncurrent liabilities:
Deferred tax liabilities	14,524	23,000
Noncurrent operating lease liability	130,615	131,389
Noncurrent contingent consideration	13,759	51,559
Other noncurrent liabilities	11,154	10,756
Total noncurrent liabilities	170,052	216,704
Total liabilities	548,991	620,900
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 55,774,706 shares at September 30, 2023 and 55,557,698 shares at December 31, 2022 issued and outstanding	558	556
Additional paid-in capital	1,567,233	1,547,266
Accumulated other comprehensive loss	(43,366)	(34,394)
Accumulated earnings	449,318	397,272
Total stockholders’ equity	1,973,743	1,910,700
Total liabilities and stockholders’ equity	$2,522,734	$2,531,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

Condensed CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(As Restated)		(As Restated)
Revenue:
Products	$141,156	$200,708	$465,630	$614,668
Royalty and other revenue	36	33	111	106
Total revenue	141,192	200,741	465,741	614,774
Costs and operating expenses:
Cost of product revenue	104,634	86,514	265,786	255,130
Research and development	10,577	10,228	32,437	32,823
Selling, general and administrative	55,582	53,643	160,954	162,592
Contingent consideration	(34,292)	(2,309)	(31,266)	(11,604)
Total costs and operating expenses	136,501	148,076	427,911	438,941
Income from operations	4,691	52,665	37,830	175,833
Other income (expenses):
Investment income	6,662	2,177	18,112	2,962
Interest expense	(408)	(329)	(1,227)	(892)
Amortization of debt issuance costs	(459)	(455)	(1,373)	(1,360)
Other income (expenses)	895	(6,591)	1,500	(10,389)
Other income (expenses), net	6,690	(5,198)	17,012	(9,679)
Income before income taxes	11,381	47,467	54,842	166,154
Income tax (benefit) provision	(5,542)	7,062	2,796	28,924
Net income	$16,923	$40,405	$52,046	$137,230
Earnings per share:
Basic	$0.30	$0.73	$0.93	$2.48
Diluted (Note 13)	$0.30	$0.71	$0.91	$2.39
Weighted average common shares outstanding:
Basic	55,766	55,498	55,688	55,432
Diluted (Note 13)	56,940	57,304	56,933	57,598

Net income	$16,923	$40,405	$52,046	$137,230
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,880)	(18,170)	(8,972)	(38,375)
Comprehensive income	$11,043	$22,235	$43,074	$98,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands, except share data)

	Three Months Ended September 30, 2023
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2023, as restated	55,744,896	$557	$1,561,393	$(37,486)	$432,395	$1,956,859
Net income, as restated	—	—	—	—	16,923	16,923
Issuance of common stock for debt conversion	2	—	(10)	—	—	(10)
Exercise of stock options and vesting of stock units	36,195	1	293	—	—	294
Tax withholding on vesting of restricted stock units	(6,387)	—	(1,038)	—	—	(1,038)
Issuance of common stock pursuant to the acquisition of FlexBiosys, Inc.	—	—	222	—	—	222
Stock-based compensation expense	—	—	6,373	—	—	6,373
Translation adjustment, as restated	—	—	—	(5,880)	—	(5,880)
Balance at September 30, 2023, as restated	55,774,706	$558	$1,567,233	$(43,366)	$449,318	$1,973,743

	Three Months Ended September 30, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2022	55,465,918	$555	$1,533,762	$(37,091)	$308,138	$1,805,364
Net income	—	—	—	—	40,405	40,405
Issuance of common stock for debt conversion	3	—	—			—
Exercise of stock options and vesting of stock units	59,112	—	2,321	—	—	2,321
Tax withholding on vesting of restricted stock units	(5,387)	—	(1,070)			(1,070)
Stock-based compensation expense	—	—	6,154	—	—	6,154
Translation adjustment	—	—	—	(18,170)	—	(18,170)
Other	—	—	105	—	—	105
Balance at September 30, 2022	55,519,646	$555	$1,541,272	$(55,261)	$348,543	$1,835,109

	Nine Months Ended September 30, 2023
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2022	55,557,698	$556	$1,547,266	$(34,394)	$397,272	$1,910,700
Net income, as restated	—	—	—	—	52,046	52,046
Issuance of common stock for debt conversion	8	—	(13)	—	—	(13)
Exercise of stock options and vesting of stock units	212,589	3	353	—	—	356
Tax withholding on vesting of restricted stock units	(69,625)	(1)	(12,177)	—	—	(12,178)
Issuance of common stock pursuant to the acquisition of FlexBiosys, Inc.	31,415	—	5,465	—	—	5,465
Issuance of common stock pursuant to the Avitide, Inc. contingent consideration earnout payment	42,621	—	7,229	—	—	7,229
Stock-based compensation expense	—	—	19,110	—	—	19,110
Translation adjustment, as restated	—	—	—	(8,972)	—	(8,972)
Balance at September 30, 2023, as restated	55,774,706	$558	$1,567,233	$(43,366)	$449,318	$1,973,743

	Nine Months Ended September 30, 2022
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2021	55,321,457	$553	$1,572,340	$(16,886)	$194,060	$1,750,067
Impact of the adoption of ASU 2020-06	—	—	(39,070)	—	17,253	(21,817)
Net income	—	—	—	—	137,230	137,230
Issuance of common stock for debt conversion	15	—	(5)	—	—	(5)
Exercise of stock options and vesting of stock units	281,839	3	2,781	—	—	2,784
Tax withholding on vesting of restricted stock units	(83,665)	(1)	(15,828)	—	—	(15,829)
Stock-based compensation expense	—	—	21,054	—	—	21,054
Translation adjustment	—	—	—	(38,375)	—	(38,375)
Balance at September 30, 2022	55,519,646	$555	$1,541,272	$(55,261)	$348,543	$1,835,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
	(As Restated)	(As Revised)
Cash flows from operating activities:
Net income	$52,046	$137,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,295	36,605
Amortization of debt issuance costs	1,373	1,360
Stock-based compensation	19,110	21,054
Deferred income taxes, net	(9,268)	1,722
Contingent consideration	(31,266)	(11,604)
Non-cash interest income	(2,023)	—
Operating lease right of use asset amortization*	10,203	5,672
Other	1,275	210
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	8,315	(8,609)
Inventories	25,979	(64,308)
Prepaid expenses and other assets	(12,749)	168
Other assets	(707)	(298)
Accounts payable	(8,619)	(10,124)
Accrued expenses	(12,514)	3,043
Operating lease liabilities	(7,676)	(1,548)
Long-term liabilities	79	(372)
Total cash provided by operating activities	84,853	110,201
Cash flows from investing activities:
Acquisitions, net of cash acquired	(27,843)	—
Proceeds from maturity of marketable securities held to maturity	102,323	—
Additions to capitalized software costs	(2,736)	(2,568)
Purchases of property, plant and equipment	(25,135)	(64,390)
Purchase of intellectual property	—	(45,000)
Other investing activities	21	30
Total cash provided by (used in) investing activities	46,630	(111,928)
Cash flows from financing activities:
Proceeds from exercise of stock options	356	2,784
Payment of tax withholding obligation on vesting of restricted stock	(12,178)	(15,829)
Repayment of Convertible Senior Notes	(33)	(18)
Payment of earnout consideration	(7,298)	—
Proceeds from issuance of common stock, net	(13)	—
Total cash used in financing activities	(19,166)	(13,063)
Effect of exchange rate changes on cash and cash equivalents	(4,996)	(15,661)
Net increase (decrease) in cash and cash equivalents	107,321	(30,451)
Cash, cash equivalents and restricted cash, beginning of period	523,458	603,814
Cash and cash equivalents, end of period	$630,779	$573,363
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$1,129	$25,705
Fair value of 31,415 shares of common stock issued for the acquisition of FlexBiosys, Inc.	$5,465	$—
Fair value of 42,621 shares of common stock issued for the Avitide, Inc. contingent consideration earnout	$7,229	$—

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Original Report on October 31, 2023, the Company identified a material accounting error related to the timing of revenue recognition which impacts the Company’s condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2023 ("the Misstatement"). Within this report, the Company has restated all impacted financial information and footnote disclosures impacted by the Misstatement. A description of the error and its impact on the previously issued financial statements is included below. In connection with the restatement, the Company determined that it was appropriate to revise the condensed consolidated balance sheet as of December 31, 2022 and the condensed consolidated statement of cash flows for the nine month period ended September 30, 2022, as well as impacted footnote disclosures, in this Form 10-Q/A to correct other unrelated immaterial errors.

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

	September 30,
	2023
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$630,779	$—	$—	$630,779
Marketable securities held to maturity	—	—	—	—
Accounts receivable, net of reserves of $1,803 and $1,365 at September 30, 2023 and December 31, 2022, respectively	106,158	—	—	106,158
Inventories, net	211,372	—	—	211,372
Prepaid expenses and other current assets	30,147	2,016	—	32,163
Total current assets	978,456	2,016	—	980,472
Noncurrent assets:
Property, plant and equipment, net	201,618	—	—	201,618
Intangible assets, net	343,729	—	6,589	350,318
Goodwill	869,252	—	—	869,252
Deferred tax assets	1,546	—	—	1,546
Operating lease right of use assets	118,084	—	—	118,084
Other noncurrent assets	1,444	—	—	1,444
Total noncurrent assets	1,535,673	—	6,589	1,542,262
Total assets	$2,514,129	$2,016	$6,589	$2,522,734
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,961	$—	$—	$18,961
Operating lease liability	3,315	—	—	3,315
Current contingent consideration	12,589	—	—	12,589
Accrued liabilities	42,543	15,575	—	58,118
Convertible Senior Notes, net	285,956	—	—	285,956
Total current liabilities	363,364	15,575	—	378,939
Noncurrent liabilities:			—
Deferred tax liabilities	14,036	667	(179)	14,524
Noncurrent operating lease liability	130,615	—	—	130,615
Noncurrent contingent consideration	13,759	—	—	13,759
Other noncurrent liabilities	3,798	—	7,356	11,154
Total noncurrent liabilities	162,208	667	7,177	170,052
Total liabilities	525,572	16,242	7,177	548,991
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 55,774,706 shares at September 30, 2023 and 55,557,698 shares at December 31, 2022 issued and outstanding	558	—	—	558
Additional paid-in capital	1,567,233	—	—	1,567,233
Accumulated other comprehensive loss	(43,571)	205	—	(43,366)
Accumulated earnings	464,337	(14,431)	(588)	449,318
Total stockholders’ equity	1,988,557	(14,226)	(588)	1,973,743
Total liabilities and stockholders’ equity	$2,514,129	$2,016	$6,589	$2,522,734

	December 31,
	2022
	As Previously Reported	Other Adjustments	As Revised
ASSETS
Intangible assets, net	$353,676	$6,942	$360,618
Total noncurrent assets	1,526,540	6,942	1,533,482
Total assets	$2,524,658	$6,942	$2,531,600
LIABILITIES AND STOCKHOLDERS' EQUITY
Other noncurrent liabilities	$3,814	$6,942	$10,756
Total noncurrent liabilities	209,762	6,942	216,704
Total liabilities	613,958	6,942	620,900
Total liabilities and stockholders’ equity	$2,524,658	$6,942	$2,531,600

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
Revenue:
Products	$141,156	$—	$—	$141,156	$482,910	$(17,280)	$—	$465,630
Royalty and other revenue	36	—	—	36	111	—	—	111
Total revenue	141,192	—	—	141,192	483,021	(17,280)	—	465,741
Costs and operating expenses:
Cost of product revenue	104,634	—	—	104,634	265,786	—	—	265,786
Research and development	10,577	—	—	10,577	32,437	—	—	32,437
Selling, general and administrative	55,465	—	117	55,582	160,601	—	353	160,954
Contingent consideration	(34,292)	—	—	(34,292)	(31,266)	—	—	(31,266)
Total costs and operating expenses	136,384	—	117	136,501	427,558	—	353	427,911
Income from operations	4,808	—	(117)	4,691	55,463	(17,280)	(353)	37,830
Other income (expenses):
Investment income	6,662	—	—	6,662	18,112	—	—	18,112
Interest expense	(269)	—	(139)	(408)	(813)	—	(414)	(1,227)
Amortization of debt issuance costs	(459)	—	—	(459)	(1,373)	—	—	(1,373)
Other income (expenses)	895	—	—	895	1,500	—	—	1,500
Other income (expenses), net	6,829	—	(139)	6,690	17,426	—	(414)	17,012
Income before income taxes	11,637	—	(256)	11,381	72,889	(17,280)	(767)	54,842
Income tax (benefit) provision	(6,535)	1,053	(60)	(5,542)	5,824	(2,849)	(179)	2,796
Net income	$18,172	$(1,053)	$(196)	$16,923	$67,065	$(14,431)	$(588)	$52,046
Earnings per share:
Basic	$0.33	$(0.02)	$(0.01)	$0.30	$1.20	$(0.26)	$(0.01)	$0.93
Diluted (Note 13)	$0.32	$(0.02)	$—	$0.30	$1.18	$(0.25)	$(0.02)	$0.91
Weighted average common shares outstanding:
Basic	55,766	—	—	55,766	55,688	—	—	55,688
Diluted (Note 13)	56,940	—	—	56,940	56,933	—	—	56,933

Net income	$18,172	$(1,053)	$(196)	$16,923	$67,065	$(14,431)	$(588)	$52,046
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,382)	502	—	(5,880)	(9,177)	205	—	(8,972)
Comprehensive income	$11,790	$(551)	$(196)	$11,043	$57,888	$(14,226)	$(588)	$43,074

	Accumulated Other Comprehensive Loss				Accumulated Earnings				Total Stockholders' Equity
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
	$	$	$	$	$	$	$	$	$	$	$	$
Balance at June 30, 2023	(37,189)	(297)	—	(37,486)	446,165	(13,378)	(392)	432,395	1,970,926	(13,675)	(392)	1,956,859
Net income	—	—	—	—	18,172	(1,053)	(196)	16,923	18,172	(1,053)	(196)	16,923
Translation adjustment	(6,382)	502	—	(5,880)	—	—	—	—	(6,382)	502	—	(5,880)
Balance at September 30, 2023	(43,571)	205	—	(43,366)	464,337	(14,431)	(588)	449,318	1,988,557	(14,226)	(588)	1,973,743

	Accumulated Other Comprehensive Loss				Accumulated Earnings				Total Stockholders' Equity
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
	$	$	$	$	$	$	$	$	$	$	$	$
Balance at December 31, 2022	(34,394)	—	—	(34,394)	397,272	—	—	397,272	1,910,700	—	—	1,910,700
Net income	—	—	—	—	67,065	(14,431)	(588)	52,046	67,065	(14,431)	(588)	52,046
Translation adjustment	(9,177)	205	—	(8,972)	—	—	—	—	(9,177)	205	—	(8,972)
Balance at September 30, 2023	(43,571)	205	—	(43,366)	464,337	(14,431)	(588)	449,318	1,988,557	(14,226)	(588)	1,973,743

	Nine Months Ended September 30, 2023
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income	$67,065	$(14,431)	$(588)	$52,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,942	—	353	51,295
Amortization of debt issuance costs	1,373	—	—	1,373
Stock-based compensation	19,110	—	—	19,110
Deferred income taxes, net	(9,756)	667	(179)	(9,268)
Contingent consideration	(31,266)	—	—	(31,266)
Non-cash interest income	(2,023)	—	—	(2,023)
Operating lease right of use asset amortization	10,203	—	—	10,203
Other	861	—	414	1,275
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	8,315	—	—	8,315
Inventories	25,979	—	—	25,979
Prepaid expenses and other assets	(10,733)	(2,016)	—	(12,749)
Other assets	(707)	—	—	(707)
Accounts payable	(8,619)	—	—	(8,619)
Accrued expenses	(28,294)	15,780	—	(12,514)
Operating lease liabilities	(7,676)	—	—	(7,676)
Long-term liabilities	79	—	—	79
Total cash provided by operating activities	84,853	—	—	84,853
Cash flows from investing activities:
Acquisitions, net of cash acquired	(27,843)	—	—	(27,843)
Proceeds from maturity of marketable securities held to maturity	102,323	—	—	102,323
Additions to capitalized software costs	(2,736)	—	—	(2,736)
Purchases of property, plant and equipment	(25,135)	—	—	(25,135)
Purchase of intellectual property	—	—	—	—
Other investing activities	21	—	—	21
Total cash provided by (used in) investing activities	46,630	—	—	46,630
Cash flows from financing activities:
Proceeds from exercise of stock options	356	—	—	356
Payment of tax withholding obligation on vesting of restricted stock	(12,178)	—	—	(12,178)
Repayment of Convertible Senior Notes	(33)	—	—	(33)
Payment of earnout consideration	(7,298)	—	—	(7,298)
Proceeds from issuance of common stock, net	(13)	—	—	(13)
Total cash used in financing activities	(19,166)	—	—	(19,166)
Effect of exchange rate changes on cash and cash equivalents	(4,996)	—	—	(4,996)
Net increase (decrease) in cash and cash equivalents	107,321	—	—	107,321
Cash, cash equivalents and restricted cash, beginning of period	523,458	—	—	523,458
Cash and cash equivalents, end of period	$630,779	$—	$—	$630,779
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$1,129	$—	$—	$1,129
Fair value of 31,415 shares of common stock issued for the acquisition of FlexBiosys, Inc.	$5,465	$—	$—	$5,465
Fair value of 42,621 shares of common stock issued for the Avitide, Inc. contingent consideration earnout	$7,229	$—	$—	$7,229

	Nine Months Ended September 30, 2022
	As Previously Reported	Other Adjustments	As Revised
Cash flows from operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Operating lease right of use asset amortization	$(22,033)	$27,705	$5,672
Changes in operating assets and liabilities, excluding impact of acquisitions:
Operating lease liabilities	$26,157	$(27,705)	$(1,548)
Total cash provided by operating activities	$110,201	$—	$110,201

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

6.
Revenue Recognition

Disaggregation of Revenue

Revenues for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Amounts in thousands)
			(As Restated)
Product revenue	$141,156	$200,708	$465,630	$614,668
Royalty and other income	36	33	111	106
Total revenue	$141,192	$200,741	$465,741	$614,774

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

Disaggregated revenue from contracts with customers by geographic region and revenue from significant customers can be found in Note 15, “Segment Reporting,” included in this report.

For more information regarding our product revenue, see Note 6, “Revenue Recognition” included in Part II, Item 8, “Financial Statements and Supplementary Data” to our Form 10-K.

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of September 30, 2023 (amounts in thousands):

	September 30,	December 31,
	2023	2022
Balances from contracts with customers only:	(As Restated)
Accounts receivable	$106,158	$116,247
Deferred revenue (included in accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheets)	$28,522	$19,631
Revenue recognized during periods presented relating to:
The beginning deferred revenue balance	$16,999	$13,390

The timing of revenue recognition, billings and cash collections results in the accounts receivable and deferred revenue balances on the Company’s condensed consolidated balance sheets.

7.
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

Intangible assets, net, consisted of the following at September 30, 2023:

	September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:	(As Restated)	(As Restated)	(As Restated)
Technology – developed	$207,130	$(40,446)	$166,684	16
Patents	240	(240)	—	8
Customer relationships	255,113	(78,929)	176,184	15
Trademarks	7,709	(1,653)	6,056	19
Other intangibles	3,026	(2,332)	694	4
Total finite-lived intangible assets	473,218	(123,600)	349,618	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$473,918	$(123,600)	$350,318

Intangible assets, net, consisted of the following at December 31, 2022:

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:	(As Revised)		(As Revised)
Technology – developed	$197,405	$(30,992)	$166,413	16
Patents	240	(240)	—	8
Customer relationships	252,934	(66,559)	186,375	15
Trademarks	7,682	(1,319)	6,363	19
Other intangibles	2,811	(2,044)	767	4
Total finite-lived intangible assets	461,072	(101,154)	359,918	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$461,772	$(101,154)	$360,618

Amortization expense for finite-lived intangible assets was $7.6 million and $6.6 million for each of the three months ended September 30, 2023 and 2022, respectively, and $22.8 million and $19.8 million for each of the nine months ended September 30,

2023 and 2022, respectively. As of September 30, 2023, the Company expects to record the following amortization expense in future periods (amounts in thousands):

Estimated
Amortization
Expense
For the Years Ended December 31,	(As Restated)
2023 (remaining three months)	$7,622
2024	30,029
2025	29,691
2026	29,663
2027	29,630
2028 and thereafter	222,983
Total	$349,618

8.
Consolidated Balance Sheet Detail

Inventories, net

Inventories, net consists of the following:

	September 30,	December 31,
	2023	2022
	(Amounts in thousands)
Raw materials	$128,894	$149,438
Work-in-process	5,630	6,183
Finished products	76,848	82,656
Total inventories, net	$211,372	$238,277

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2023	2022
	(Amounts in thousands)
Land	$950	$1,003
Buildings	1,637	1,599
Leasehold improvements	124,925	115,672
Equipment	111,625	94,613
Furniture, fixtures and office equipment	8,786	8,307
Computer hardware and software	35,359	29,813
Construction in progress	37,679	31,553
Other	410	420
Total property, plant and equipment	321,371	282,980
Less – Accumulated depreciation	(119,753)	(92,307)
Total property, plant and equipment, net	$201,618	$190,673

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2023	2022
	(Amounts in thousands)
	(As Restated)
Employee compensation	$13,727	$33,522
Deferred revenue	27,954	19,283
Income taxes payable	946	2,459
Other	15,491	15,856
Total accrued liabilities	$58,118	$71,120

9.
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

10.
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

12.
Income Taxes (As Restated)

For the three and nine months ended September 30, 2023, the Company recorded an income tax benefit of $(5.5) million and an income tax provision of $2.8 million, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2023 was (48.7%) and 5.1%, respectively, compared to 14.9% and 17.4% for the corresponding periods in the prior year.

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

13.
Earnings Per Share

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Amounts in thousands, except per share data)
Numerator:	(As Restated)		(As Restated)
Net income	$16,923	$40,405	$52,046	$137,230
Effect of dilutive securities:
Charges associated with convertible debt instruments, net of tax	—	—	—	387
Numerator for diluted earnings per share – net income available to common stockholders after the effect of dilutive securities	$16,923	$40,405	$52,046	$137,617

Denominator:
Weighted average shares used in computing net income per share – basic	55,766	55,498	55,688	55,432
Effect of dilutive shares:
Options and stock units	439	673	469	663
Convertible Senior Notes	735	1,131	776	1,501
Dilutive effect of unvested performance stock units	-	2	-	2
Dilutive potential common shares	1,174	1,806	1,245	2,166
Denominator for diluted earnings per share – adjusted weighted average shares used in computing net income per share – diluted	56,940	57,304	56,933	57,598

Earnings per share:
Basic	$0.30	$0.73	$0.93	$2.48
Diluted	$0.30	$0.71	$0.91	$2.39

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

14.
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

15.
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

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue by customers' geographic locations:			(As Restated)
North America	49%	42%	46%	42%
Europe	34%	35%	34%	38%
APAC/Other	17%	23%	20%	20%
Total revenue	100%	100%	100%	100%

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

16.
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

Restatement

As previously described in the Explanatory Note above and in Note 1 to our unaudited condensed consolidated financial statements, we have restated our previously issued unaudited condensed consolidated financial statements and related notes as of September 30, 2023 and for the three and nine months ended September 30, 2023. As a result, the previously reported financial information as of and for the three and nine months ended September 30, 2023 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement. Refer to Note 1 in our unaudited condensed consolidated financial statements for additional information related to the restatement, including descriptions of the adjustments and the impacts on our unaudited condensed consolidated financial statements.

Other than the effect of the restatement and revisions made to correct immaterial errors as described in Note 1 in our unaudited condensed consolidated financial statements, this section has not been otherwise modified and does not reflect any information or events occurring after October 31, 2023, the filing date of the Original Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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

Revenues (As Restated)

Total revenue for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:					(As Restated)
Products	$141,156	$200,708	$(59,552)	(29.7%)	$465,630	$614,668	$(149,038)	(24.2%)
Royalty and other	36	33	3	9.1%	111	106	5	4.7%
Total revenue	$141,192	$200,741	$(59,549)	(29.7%)	$465,741	$614,774	$(149,033)	(24.2%)

Product revenues (As Restated)

Since 2016, we have been increasingly focused on selling our products directly to customers in the pharmaceutical industry and to our contract manufacturers. These direct sales represented approximately 88.4% and 86.2% of our product revenue for each of the three months ended September 30, 2023 and 2022, respectively, and represented 85.0% and 87.5% of our product revenue for each of the nine months ended September 30, 2023 and 2022, respectively. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

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

During the three and nine months ended September 30, 2023, product revenue decreased by $59.6 million, or 29.7%, and $149.0 million, or 24.2%, respectively, as compared to the same periods of 2022. This is mainly due to a decrease in revenue from programs related to COVID-19 as customers continue to repurpose inventory initially purchased for COVID-19 therapeutics and vaccines. This primarily affected our filtration products. Partially offsetting these revenue declines were price increases and strong performances within the Chromatography and Process Analytics franchises during the nine months ended September 30, 2023, as compared to the same period of 2022. Specifically, revenue from sale of chromatography systems and flowpaths as well as slope spectroscopy systems, consumables and service.

Royalty and other revenues

Royalty and other revenues in the three and nine months ended September 30, 2023 and 2022 relate to royalties received from a third-party systems manufacturer associated with our OPUS PD chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partners.

Costs of Product Revenue and Operating Expenses

Total costs and operating expenses for the three and nine months ended September 30, 2023 and 2022 were comprised of the following:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
	(As Restated)				(As Restated)
Cost of product revenue	$104,634	$86,514	$18,120	20.9%	$265,786	$255,130	$10,656	4.2%
Research and development	10,577	10,228	349	3.4%	32,437	32,823	(386)	(1.2%)
Selling, general and administrative	55,582	53,643	1,939	3.6%	160,954	162,592	(1,638)	(1.0%)
Contingent Consideration	(34,292)	(2,309)	(31,983)	1385.1%	(31,266)	(11,604)	(19,662)	169.4%
Total costs and operating expenses	$136,501	$148,076	$(11,575)	(7.8%)	$427,911	$438,941	$(11,030)	(2.5%)

Cost of product revenue (As Restated)

Cost of product revenue increased 20.9% and 4.2% in the three and nine months ended September 30, 2023, respectively, compared to the same periods of 2022. The increase is primarily due to restructuring charges, including a $17.2 million inventory write-off to adjust inventory to net realizable value, a $3.8 million charge for accelerated depreciation on equipment related to manufacturing facilities to be closed and $1.7 million in severance and other charges during the third quarter of 2023 as a result of our restructuring activities, which commenced in July 2023. See Note 5, "Restructuring Plan" of this report for more information on the Restructuring Plan. Our restructuring activities include the closing of manufacturing facilities, discontinuing the sale of certain product SKUs, and evaluating raw materials and components secured during the 2020-2022 COVID-19 pandemic period (the "COVID-19 Period') to meet increasing demand during a challenging supply chain environment in the industry. Where demand has reduced, finished goods and raw materials, whose value exceeded the projected requirements to be used before reaching their expiration date, were written down to their net realizable value. The inventory write-off includes reserved values which may be recoverable in future periods, if salvageable. In addition, there was an increase due to cost inflation, primarily in raw materials as well as freight charges due to fuel costs and carrier market conditions during the three and nine months ended September 30, 2023, compared to the same periods of 2022. Also, our occupancy costs and depreciation expense increased during the three and nine months ended September 30, 2023, as compared to the same periods of 2022, due to expanded facilities and manufacturing equipment being placed into service throughout 2022 and 2023. These increases were partially offset by a decrease in costs associated with lower revenue as well as a decrease in employee-related costs not related to the restructuring activities in the three and nine months ended September 30, 2023, as compared to the same periods of 2022.

Gross margin was 25.9% and 56.9% in the three months ended September 30, 2023 and 2022, respectively and gross margin was 42.9% and 58.5% in the nine months ended September 30, 2023 and 2022, respectively. The reduction in gross margin in the three and nine months ended September 30, 2023, as compared to the same periods of 2022, is primarily due to restructuring activities as noted above during the third quarter of 2023 to simplify and streamline our organization and strengthen the overall effectiveness of our operations. In addition, lower margins were a result of lower overall sales and production volumes, and a change in product mix, where we saw a significant decline in revenue associated with higher-margin consumable products due to the decrease in COVID-19 vaccine demand. We also experienced an increase in manufacturing costs from an increase in occupancy costs due to added capacity, an increase in depreciation expense, and an increase in freight charges from cost inflation.

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

SG&A costs increased by $1.9 million, or 3.6% during the three months ended September 30, 2023 and decreased $1.6 million, or 1.0%, during the nine months ended September 30, 2023, as compared to the same periods of 2022. Both the three and nine month periods include an increase in SG&A costs related to the operations of FlexBiosys, which have been included in our results of operations since the acquisition date in April 2023 and $1.3 million in one-time costs incurred from restructuring activities during the third quarter, for which there were no comparable costs in the same periods of 2022. For the three-month period, there was also an increase in professional fees related to the FlexBiosys Acquisition, compared to the same period last year. Partially offsetting these increases was a decrease in employee-related costs during the three months ended September 30, 2023, as compared to the same period of 2022. For the nine-month period, the increases in SG&A costs related to FlexBiosys operations and restructuring were more than offset by a decrease in in the amount of commissions paid out resulting from lower revenue and a decrease in employee-related costs.

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

Other Income (Expenses), net

The table below provides detail regarding our other expenses, net:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
	(As Restated)				(As Restated)
Investment income	$6,662	$2,177	$4,485	206.0%	$18,112	$2,962	$15,150	511.5%
Interest expense	(408)	(329)	(79)	24.0%	(1,227)	(892)	(335)	37.6%
Amortization of debt issuance costs	(459)	(455)	(4)	0.9%	(1,373)	(1,360)	(13)	1.0%
Other income (expenses)	895	(6,591)	7,486	(113.6%)	1,500	(10,389)	11,889	(114.4%)
Total other income (expenses), net	$6,690	$(5,198)	$11,888	(228.7%)	$17,012	$(9,679)	$26,691	(275.8%)

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

Income Tax (Benefit) Provision (As Restated)

Income tax (benefit) provision for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
	(As Restated)				(As Restated)
Income tax (benefit) provision	$(5,542)	$7,062	$(12,604)	(178.5%)	$2,796	$28,924	$(26,128)	(90.3%)
Effective tax rate	(48.7%)	14.9%			5.1%	17.4%

For the three and nine months ended September 30, 2023, we recorded an income tax benefit of $(5.5) million and an income tax provision of $2.8 million, respectively. The effective tax rate was (48.7%) and 5.1% for the three and nine months ended

September 30, 2023, respectively, and is based upon the estimated income for the year ending December 31, 2023 and the composition of income in different jurisdictions. The difference in effective tax rates between the periods was primarily due to lower income before taxes and increased benefits from business tax credits, nontaxable contingent consideration and a deductible foreign exchange loss on certain long-term intercompany debt, partially offset by lower foreign-derived intangible income and nondeductible executive compensation. Our effective tax rate for the three and nine months ended September 30, 2023 was lower than the U.S. statutory rate of 21% primarily due to business tax credits, foreign-derived intangible income, windfall tax benefits on stock option exercise and the vesting of stock units, nontaxable contingent consideration and a deductible foreign exchange loss on certain long-term intercompany debt.

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

Working capital increased by $7.6 million to $601.5 million at September 30, 2023 from $593.9 million at December 31, 2022 due to the various changes noted below.

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

As discussed in Note 5, "Restructuring Plan" to this report, in July 2023, the Board of Directors authorized our management to undertake restructuring activities to simplify and streamline our organization and strengthen the overall effectiveness of our operations (the "Restructuring Plan"). Cash payments of $2.6 million related to the Restructuring Plan were made during the three and nine months ended September 30, 2023, with approximately $1 million to $2 million of expected costs remaining as of September 30, 2023. We expect to make substantially all remaining restructuring payments pursuant to the Restructuring Plan by the end of 2023.

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

Operating activities (As Restated)

For the nine months ended September 30, 2023, our operating activities provided cash of $84.9 million reflecting net income of $52.0 million and non-cash charges totaling $40.7 million primarily related to depreciation, amortization, contingent consideration fair value adjustments, deferred income taxes, non-cash interest income, stock-based compensation charges and operating lease right of use asset amortization. A decrease in accounts receivable provided $8.3 million of cash and was primarily driven by lower revenue. Additionally, we had a decrease in inventory manufactured that provided $26.0 million of which $17.2 million was related to the Restructuring Plan. An increase in prepaid expenses, primarily related to prepaid taxes and subscriptions consumed $12.7 million. A decrease in accounts payable and accrued expenses consumed $21.3 million and was due to the timing of payments to vendors as well as the payment of employee bonuses related to 2022 during the nine months ended September 30, 2023. The remaining cash provided by operating activities resulted from favorable changes in various other working capital accounts.

For the nine months ended September 30, 2022, our operating activities provided cash of $110.2 million reflecting net income of $137.2 million and non-cash charges totaling $55.0 million primarily related to depreciation, amortization, contingent consideration adjustments, deferred income taxes, stock-based compensation charges and operating lease right of use asset amortization. An increase in accounts receivable consumed $8.6 million of cash and was primarily driven by the 27.0% year-to-date increase in revenues. Additionally, we had an increase in inventory manufactured of $64.3 million to support expected increases in future revenue. Accounts payable decreased $10.1 million due to timing of payments to vendors. Offsetting these uses of cash was a $4.1 million net increase in operating lease liabilities due to new operating leases entered into during 2022 and a $3.0 million increase in accrued liabilities due to the increase in expected costs, including corporate income taxes. The remaining cash used in operating activities resulted from unfavorable changes in various other working capital accounts.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of September 30, 2023 of the effectiveness of the design and operation of the Company’s DCPs pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on the Company’s evaluation at the time the Original Report was filed, the Company’s Chief Executive Officer and Chief Financial Officer had concluded that the Company’s DCPs were effective as of September 30, 2023. Subsequent to that evaluation and as a result of the material weakness in the Company's internal control over financial reporting discussed herein, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023, the Company's DCPs were not effective at the reasonable level as of September 30, 2023, due to the material weakness in our internal control over financial reporting as described below.

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

3.4	Third Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on January 28, 2021 and incorporated herein by reference).

10.1†	Employment Agreement, dated as of September 8, 2023, by and between Repligen Corporation and Oliver Loeillot (filed with the Original Report).

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