Form 10-K/A
period 2023-12-31
REPLIGEN CORP
filed 2024-11-18
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated By Reference

Our Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Auditor Firm Id	Auditor Name	Auditor Location
42	Ernst & Young LLP	Boston, Massachusetts, United States

EXPLANATORY NOTE

Repligen Corporation (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “Original Report”), as listed in “Items Amended in this Filing” below.

In filing this Amendment, we are restating our previously issued consolidated financial statements as of and for the twelve months ended December 31, 2023 to correct the misapplication of accounting principles under U.S. GAAP related to the timing of revenue recognition arising from a specific COVID-related cancellation payment, received in connection with a contract modification (collectively, the "Misstatement"), as further described in Note 1 to the consolidated financial statements herein. This restatement changes the timing of recognition of revenue, including the revenue reported in the Original Report, but will not change the total revenue to be recognized for this payment, nor have any impact on the Company’s previously reported cash and cash equivalent balances. This misapplication did not result from any override of controls, misconduct, or fraud of any kind. In connection with the restatement, the Company determined that it was appropriate to revise the consolidated balance sheet as of December 31, 2022 and the consolidated statements of cash flows for the periods ended December 31, 2022 and 2021, as well as impacted footnote disclosures, in this Form 10-K/A to correct other unrelated immaterial errors.

In addition, we have filed amendments to the unaudited condensed consolidated quarterly financial information previously reported in our Quarterly Reports on Form 10-Q for quarterly periods ended March 30, 2023, originally filed with the SEC on May 2, 2023, June 30, 2023, originally filed with the SEC on August 2, 2023, and September 30, 2023, originally filed with the SEC on October 31, 2023. We are also filing amendments to the unaudited condensed consolidated quarterly financial information previously reported in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2024, originally filed with the SEC on May 1, 2024, and June 30, 2024, originally filed with the SEC on July 30, 2024 (collectively, the “Amended Quarterly Reports,” and together with this Amendment, the “Amended Reports”). In correcting the Misstatement in this Amendment, we have also restated other financial statement line item amounts including but not limited to product revenues, income tax provision, net income, foreign currency translation, deferred revenues, prepaid expenses, deferred taxes and earnings-per-share.

Internal Control Considerations

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2023, as further described in Part II, Item 9A of this Amendment, and concluded that an additional material weakness existed and that internal control over financial reporting and disclosure and procedures was not effective as of December 31, 2023.

Items Amended in this Filing

This Amendment amends and restates the sections of the Original Report listed below, with modifications as necessary to reflect the effects of the restatement of our previously issued consolidated financial statements as of and for the year ended December 31, 2023. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Report, except as required to reflect the effects of such restatement in the following amended items:

•
Part I, Item 1. Business
•
Part I, Item 1A. Risk Factors
•
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•
Part II, Item 7.A. Quantitative and Qualitative Disclosures About Market Risk
•
Part II, Item 8. Financial Statements and Supplementary Data
•
Part II, Item 9A. Controls and Procedures
•
Part IV, Item 15. Exhibits, Financial Statement Schedules

This Amendment also deletes certain “non-GAAP financial measures” (as defined in applicable SEC regulations). Specifically, the following non-GAAP financial measures that were originally included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Original Report have been removed:

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

Except as it relates to the restatement and related disclosures as well as the deletion of the non-GAAP financial measures discussed above, and an update to the “Summary of Significant Accounting Policies” related to the convertible instruments described in Note 3 to the consolidated financial statements herein, this Amendment does not reflect events occurring after the date of the Original Report. Among other things, forward looking statements made in the Original Report have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Report, and such forward looking statements should be read in their historical context. As such, this Amended Report speaks only as of the date the Original Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Amended Report should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

This Amendment also contains amended reports of Ernst & Young LLP (“EY”), the Company’s independent registered public accounting firm, on the consolidated financial statements as of and for the year ended December 31, 2023, and on the effectiveness of our internal control over financial reporting as of December 31, 2023, and an amended consent of EY.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the Company is also including with this Form 10-K/A new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2022 from the Company’s Chief Executive Officer (as principal executive officer) and Chief Financial Officer (as principal financial officer) dated as of the filing date of this Form 10-K/A (included in Part IV, Item 15. “Exhibits and Financial Statement Schedules” and filed as Exhibits 31.1, 31.2, 32).

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

i

FORWARD-LOOKING STATEMENTS

This Amendment contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this Amendment do not constitute guarantees of future performance. Investors are cautioned that express or implied statements in this Amendment that are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, research and development, selling, general and administrative expenditures, intellectual property and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, the risks identified under the caption “Risk Factors” and other risks detailed in this Amendment and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking information contained in this Amendment, except as required by law.

PART I

ITEM 1. BUSINESS

The following discussion of our business contains forward-looking statements that involve risks and uncertainties. When used in this report, the words “intend,” “anticipate,” “believe,” “estimate,” “plan” and “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements and are a result of certain factors, including those set forth under “Risk Factors” and elsewhere in this Amendment.

References throughout this Amendment to “Repligen Corporation”, “Repligen”, “we”, “us”, “our”, or the “Company” refer to Repligen Corporation and its subsidiaries, taken as a whole, unless the context otherwise indicates.

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

Significant Customers and Geographic Reporting (As Restated)

Customers for our bioprocessing products include major life sciences companies, contract manufacturing organizations, biopharmaceutical companies, diagnostics companies and laboratory researchers.

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	For the Years Ended December 31,
	2023	2022	2021
	(As Restated)
Revenue by customers' geographic locations:
North America	44%	43%	41%
Europe	36%	37%	40%
APAC/Other	20%	20%	19%
Total revenue	100%	100%	100%

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

Licensing Agreements

We have entered into multiple licensing and collaboration relationships with third-party business partners in an effort to fully exploit our technology and advance our bioprocessing business strategy. For example, we entered into a 15-year exclusive License Agreement with Daylight (the “Daylight Agreement”), giving us exclusive license and commercialization rights to use certain technology and intellectual property subject to conditions set forth in the Daylight Agreement. See Note 14, “Commitments and Contingencies” to our consolidated financial statements included in this report for more information on this license agreement.

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

Available Information

We maintain a website with the address www.repligen.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Amendment. We make available free of charge through our website our Form 10-Ks, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including exhibits and amendments to these reports, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission (“SEC”). We also provide corporate governance, such as our Second Amended and Restated Code of Business Conduct and Ethics and other information, including our 2022 Sustainability Report, free of charge, through our website.

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

This Amendment contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Amendment.

Risks Related to Accounting and Financial Reporting Matters

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in a material misstatement of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. In addition, we are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met, including objectives that may involve our reliance on third-party advisors and professionals

As discussed below in Part II, Item 9A, “Controls and Procedures,” of this report, we have identified material weaknesses in our internal control over financial reporting related to (i) the accounting for deferred income taxes on the December 2023 exchange of a portion of our 2019 Notes and issuance of our 2023 Notes and (ii) controls related to revenue recognition specific to the evaluation of accounting for contract terms. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

Following identification of the income tax material weakness, and as part of our commitment to strengthen our internal control over financial reporting, we are implementing remedial actions under the oversight of the Audit Committee of our Board to address this deficiency. On highly-technical, non-routine and complex accounting transactions, we will continue to engage nationally recognized third-party advisors with the requisite skills and technical expertise to assist us in assessing, performing and reviewing such transactions; however we also will:

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

We will continue to monitor the design and operating effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate. While we are undertaking efforts to remediate these material weaknesses, the material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. We can give no assurance that our efforts will remediate these material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare the consolidated financial statements within the time periods specified by the rules and regulations of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the trading price of our common stock.

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

The restatement of our financial statements may affect stockholder and investor confidence in us or harm our reputation, and may subject us to additional risks and uncertainties, including increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions or investigations

As a result of the restatement, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with, or related to, such restatement. In addition, such restatements could subject us to a number of additional risks and uncertainties, including the increased possibility of legal proceedings and inquiries, sanctions or investigations by the SEC or other regulatory authorities. Any of the foregoing may adversely affect our reputation, the accuracy and timing of our financial reporting, or our business, results of operations, liquidity and financial condition, or cause stockholders, investors, members and customers to lose confidence in the accuracy and completeness of our financial reports or cause the market price of our common stock to decline. As of the date of this Amendment, we have no knowledge of any such legal proceedings and regulatory inquiries, sanctions or investigation. However, we can provide no assurance that such legal proceedings and regulatory inquiries, sanctions or investigation will not arise in the future. Any such legal proceedings and regulatory inquiries, sanctions or investigation, whether successful or not, could adversely affect our business, financial condition and results of operations.

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

Our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates. (As Restated)

We conduct a large portion of our business in international markets. For the fiscal year ended December 31, 2023, 37.9% of our revenues were denominated in foreign currencies with the primary foreign currency exposures being the Swedish krona, Euro and Chinese yuan. We are exposed to the risk of an increase or decrease in the value of the foreign currencies relative to the U.S. dollar, which could decrease the value of our revenue and increase the value of our expenses and costs when measured in U.S. dollars. These fluctuations could also adversely affect the demand for products and services provided by us. As a result, our results of operation may be influenced by the effects of future exchange rate fluctuations and such effects may have an adverse impact on our common stock price.

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

Restatement

As previously described in the Explanatory Note above and in Note 1 to our consolidated financial statements, we have restated our previously issued consolidated financial statements and related notes for year ended December 31, 2023. In connection with this restatement, we have also corrected other unrelated immaterial errors. As a result, the previously reported financial information as of and for the year ended December 31, 2023 in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the relevant restatement and immaterial error corrections. Refer to Note 1 in our consolidated financial statements for additional information related to the restatement, including descriptions of the adjustments and the impacts on our consolidated financial statements.

Other than the effect of the restatement, this section has not been otherwise modified and does not reflect any information or events occurring after February 22, 2024, the filing date of the Original Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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

Allowance for credit losses

We evaluate our global accounts receivable through a continuous process of assessing our portfolio on an individual customer and overall basis. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, financial condition of our customers, and whether the receivables involve retainages. We also consider the economic environment of our customers, both from a marketplace and geographic perspective, in evaluating the need for an allowance. Based on our review of these factors, we establish or adjust allowances for specific customers. Credit losses can vary substantially over time and the process involves judgment and estimation that require a number of assumptions about matters that are uncertain. Accordingly, our results of operations can be affected by adjustments to the allowance due to actual write-offs that differ from estimated amounts. See Note 9, “Credit Losses,” to our consolidated financial statements included in this report for more information.

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

Intangible assets and goodwill

Intangible assets

Intangible assets with a definite life are amortized over their useful lives using the straight-line method and the amortization expense is recorded within R&D and selling, general and administrative expense in the consolidated statements of comprehensive income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist, that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its definite-lived intangible assets are recoverable at December 31, 2023.

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

Our short-term debt balance is related to our 2019 Notes, which were issued in July 2019. Prior to the adoption of Accounting Standards Update No. (“ASU”) 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)”, the 2019 Notes were carried at their principal amount less unamortized debt discount and unamortized debt issuance costs. We had accounted for our convertible notes as separate liability and equity components prior to the adoption of 2020-06. We estimated the carrying amount of the liability component by estimating the fair value of a similar liability that did not have an associated conversion feature. The Company allocated transaction costs related to the issuance of convertible notes to the liability and equity components using the same proportions as the initial carrying value of the convertible notes. The carrying value of the equity component was calculated by deducting the carrying value of the liability component from the principal amount of the convertible notes as a whole. The difference represented a debt discount that, prior to the adoption of ASU 2020-06, was amortized to interest expense in our consolidated statements of comprehensive income over the term of the convertible notes using the effective interest rate method. We assessed the equity classification of the cash conversion feature quarterly. We allocated transaction costs related to the issuance of the 2019 Notes to the liability and equity components using the same proportions as the initial carrying value of the 2019 Notes. Effective January 1, 2022, the Company adopted ASU 2020-06. After adoption, the Company now accounts for the 2019 Notes as a single liability measured at amortized cost. See Note 15, “Convertible Senior Notes,” to our consolidated financial statements included in this report for more information on our adoption of ASU 2020-06.

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

Recent accounting standards update

See Note 3, “Summary of Significant Accounting Policies – Recent Accounting Standards Updates,” to our consolidated financial statements included in this report for more information.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related footnotes thereto.

Revenues

Total revenues for years ended December 31, 2023 and 2022 were comprised of the following:

	For the Years Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:	(As Restated)
Product	$631,979	$801,183	$(169,204)	(21.1%)
Royalty and other income	383	353	30	8.5%
Total revenue	$632,362	$801,536	$(169,174)	(21.1%)

Product revenues (As Restated)

Since 2016, we have been increasingly focused on selling our products directly to customers in the pharmaceutical industry and to our contract manufacturers. These direct sales have represented 85.7% of our total product revenue during 2023 compared to 87.8% of our total product revenue in 2022. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

Product revenues were comprised of the following:

	For the Years Ended December 31,
	2023(1)	2022
	(Amounts in thousands)
	(As Restated)
Filtration products	$341,379	$495,930
Chromatography products	126,629	131,680
Process analytics products	56,820	53,512
Proteins products	103,463	114,320
Other	3,688	5,741
Total product revenue	$631,979	$801,183

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

For 2023, product revenue decreased by $169.2 million, or 21.1%, as compared to 2022. This is mainly due to a decrease in revenue from programs related to COVID-19 as customers’ inventory has reduced at a slower pace than initially expected, which has primarily affected revenue from sales of our filtration products. Partially offsetting these revenue declines in 2023, as compared to 2022, were price increases and strong performances within our chromatography and process analytics franchises, specifically from chromatography systems and flow paths, as well as slope spectroscopy, consumables and service. The impact of our acquisitions of FlexBiosys and Metenova also increased revenue in 2023, as compared to 2022.

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

Costs and operating expenses

Total costs and operating expenses for the years ended December 31, 2023 and 2022 were comprised of the following:

	For the Years Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
	(As Restated)
Cost of product revenue	$353,922	$345,830	$8,092	2.3%
Research and development	42,722	43,936	(1,214)	(2.8)%
Selling, general and administrative	218,584	215,829	2,755	1.3%
Contingent consideration	(30,569)	(28,729)	(1,840)	6.4%
Total costs and operating expenses	$584,659	$576,866	$7,793	1.4%

Cost of product revenue (As Restated)

In 2023, cost of product revenue increased $8.1 million, or 2.3%, compared to 2022, primarily due to restructuring charges, including $23.6 million in inventory adjustments to reflect inventory at net realizable value, a $3.8 million charge for accelerated depreciation on equipment related to manufacturing facilities closed and $3.0 million in severance and other charges during 2023 as a result of our restructuring activities, which commenced in July 2023. See Note 6, “Restructuring Plan” of this report for more information on the restructuring activities to simplify and streamline our organization and strengthen our overall effectiveness of our operations (“Restructuring Plan”). Our restructuring activities include consolidating a portion of our manufacturing facilities between certain U.S. locations, discontinuing the sale of certain product SKUs, and evaluating the fair value of finished goods and raw materials secured during the COVID-19 Period to meet increasing demand during a challenging supply chain environment in the industry. Where demand has reduced, finished goods and raw materials, whose value exceeded the projected requirements to be used before reaching their expiration date, were written down to their net realizable value. The inventory adjustments include reserved values which may be recoverable in future periods, if salvageable. Also contributing to the increase in cost of product revenue is cost inflation, primarily in raw materials as well as freight charges due to fuel costs and carrier market conditions in 2023, compared to 2022. Also, our occupancy costs and depreciation expense increased during 2023, as compared to 2022, due to expanded facilities and manufacturing equipment being placed into service towards the end of 2022 and throughout 2023. These increases were partially offset by a decrease in costs associated with lower revenue as well as a decrease in employee-related costs not related to the restructuring activities in 2023, as compared to 2022.

Gross margin was 44.0% in 2023, compared to 56.9% in 2022. The reduction in gross margin in 2023 as compared to 2022, is primarily due to restructuring activities as noted above during 2023 to simplify and streamline our organization and strengthen the overall effectiveness of our operations for which there were no comparable costs in 2022. In addition, lower margins were a result of lower overall sales and production volumes, and a change in product mix, where we saw a significant decline in revenue associated with higher-margin consumable products due to the decrease in COVID-19 vaccine demand. We also experienced an increase in manufacturing costs from an increase in occupancy costs due to added capacity and an increase in depreciation expense.

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

SG&A costs increased by $2.8 million, or 1.3%, in 2023, as compared to 2022 primarily due to an increase in SG&A costs related to the operations of FlexBiosys and Metenova, which have been included in our results of operations since their acquisition dates in April 2023 and October 2023, respectively. In addition, there were $1.7 million in one-time costs incurred from restructuring activities during 2023, for which there were no comparable costs in 2022. Partially offsetting this increase was a decrease in the amount of commissions paid out resulting from lower revenue and a decrease in employee-related costs.

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

Other income (expenses), net

The table below provides detail regarding our other income (expenses), net:

	For the Years Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
	(As Restated)
Investment income	$24,135	$6,978	$17,157	245.9%
Interest expense	(2,503)	(1,162)	(1,341)	115.4%
Loss on extinguishment of debt	(12,676)	—	(12,676)	100.0%
Amortization of debt issuance costs	(8,075)	(1,815)	(6,260)	344.9%
Other income (expenses)	8,123	(9,531)	17,654	(185.2)%
Total other income (expenses), net	$9,004	$(5,530)	$14,534	(262.8)%

Investment income

Investment income includes income earned on invested cash balances. Our investment income increased by $17.2 million in 2023, as compared to 2022 due to an increase in interest rates on higher average invested cash balances since December 31, 2022, as well as interest earned on U.S. treasury bills purchased at the end of 2022.

Interest expense

Interest expense in 2023 is primarily from contractual coupon interest on the convertible debt outstanding as of December 31, 2023. On December 14, 2023, we entered into a privately negotiated exchange and subscription agreement with certain holders of the 2019 Notes and certain new investors pursuant to which we issued $600.0 million aggregate principal amount of the 2023 Notes. Interest expense in 2023 includes $1.0 million of interest on the 2019 Notes, compared to $1.1 million of interest expense on the 2019 Notes in 2022. Interest expense in 2023 also includes $0.3 million of contractual coupon interest on the 2023 Notes for which there were no comparable amounts in 2022 as well as $0.6 million in accretion of the $82.1 million debt discount on the modified notes, which includes the accretion of an increase in principal and the accretion of increased fair value of the conversion option in 2023, for which there were no comparable costs in 2022. See Note 15, “Convertible Senior Notes,” to our consolidated financial statements included in this report for more information on this transaction.

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

Income tax provision (As Restated)

Income tax provision for the years ended December 31, 2023 and 2022 was as follows:

	For the Years Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
	(Amounts in thousands, except for percentage data)
	(As Restated)
Income tax provision	$21,111	$33,181	$(12,070)	(36.4)%
Effective tax rate	37.2%	15.1%

For 2023, we recorded an income tax provision of $21.1 million. The effective tax rate was 37.2% for 2023 and is based upon the income for the year ended December 31, 2023 and the composition of income in different jurisdictions. The difference in effective tax rates between 2023 and 2022 was primarily due to a loss on extinguishment of debt and a debt discount basis difference, partially offset by increased benefits from business tax credits and nontaxable contingent consideration. Our effective tax rate for 2023 was higher than the U.S. statutory rate of 21% primarily due to a debt discount basis difference partially offset by business tax credits and nontaxable contingent consideration.

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

Working capital increased by $352.5 million to $946.4 million at December 31, 2023 from $593.9 million at December 31, 2022 due to various changes noted below, primarily the exchange of $217.7 million in aggregate principal of the 2019 Notes in December 2023.

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

In 2023, we acquired two companies for an aggregate of $186.6 million in cash, net of cash acquired. In connection with the acquisitions, the Company has an obligation to pay up to $52.0 million (undiscounted) in contingent consideration earnout payments in cash over a two-year earnout period beginning January 1, 2023 and ending December 31, 2024). See Note 4, “Fair Value Measurements,” and Note 5, “Acquisitions,” for additional information.

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

In 2023, we had lease arrangements for certain equipment and facilities including corporate and manufacturing sites. As of December 31, 2023, the Company had fixed lease payment obligations of $132.2 million, with $5.6 million payable within 12 months. See Note 7, “Leases,” for additional information.

In 2023, we had other purchase obligations primarily consisting of purchase commitments with certain vendors and open purchase orders for the procurement of raw materials for manufacturing. As of December 31, 2023, the Company had other purchase obligations of $34.3 million, payable within 12 months.

Cash flows

	For the Years Ended December 31,		2023 vs 2022
	2023	2022	$ Change
	(Amounts in thousands)
Cash provided by (used in):	(As Restated)	(As Revised)
Operating activities	$113,918	$172,083	$(58,165)
Investing activities	(123,275)	(233,236)	109,961
Financing activities	248,961	(13,337)	262,298
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,739)	(5,866)	(5,873)
Net increase (decrease) in cash, cash equivalents and restricted cash	$227,865	$(80,356)	$308,221

Operating activities (As Restated)

For 2023, our operating activities provided cash of $113.9 million reflecting net income of $35.6 million and non-cash charges totaling $98.4 million primarily related to amortization of inventory step-up charges, depreciation expense, intangible amortization expense, amortization of debt discount and issuance costs, contingent consideration fair value adjustments, deferred income taxes, stock-based compensation charges, loss on extinguishment of debt and operating lease right of use asset amortization. A decrease in inventory provided $41.0 million of which $23.6 million was related to the Restructuring Plan. An increase in prepaid expenses, primarily related to prepaid taxes and insurance as well as subscriptions, consumed $13.3 million. A decrease in accounts payable and accrued expenses consumed $31.3 million and was due to the timing of payments to vendors as well as the payment of employee bonuses related to 2022 during 2023. The remaining cash provided by operating activities resulted from favorable changes in various other working capital accounts.

For 2022, our operating activities provided cash of $172.1 million reflecting net income of $186.0 million and non-cash charges totaling $56.0 million primarily related to depreciation, amortization, contingent consideration adjustments, amortization of debt issuance costs, deferred income taxes, stock-based compensation charges and operating lease right of use asset amortization. An increase in accounts receivable consumed $3.6 million of cash and was primarily driven by the 19.5% year-to-date increase in revenue in 2022, as compared to 2021. Additionally, we had an increase in inventory of $57.2 million to support expected increases in future revenue. Accounts payable decreased $8.2 million due to the timing of payments to vendors and accrued expenses decreased $2.0 million due to corporate income taxes paid. Offsetting these uses of cash was a $2.4 million decrease in prepaid expenses, including corporate income taxes. The remaining cash used in operating activities resulted from unfavorable changes in various other working capital accounts.

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

Net Operating Loss Carryforwards (As Restated)

At December 31, 2023, we had federal net operating loss carryforwards of $31.1 million, state net operating loss carryforwards of $4.8 million, and foreign net operating loss carryforwards of $4.9 million. The state net operating loss carryforwards will expire at various dates through 2043, while the federal and foreign net operating loss carryforwards have unlimited carryforward periods and do not expire. We had federal and state business tax credits carryforwards of $5.8 million available to reduce future federal and state income taxes. The business tax credits carryforwards will expire at various dates through December 2043. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service, state and foreign jurisdictions and may be limited in the event of certain changes in the ownership interest of significant stockholders.

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

Foreign Exchange Risk (As Restated)

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

Although a majority of our contracts are denominated in U.S. dollars, 37.9% and 38.2% of total revenues were denominated in foreign currencies during 2023 and 2022, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 15(a) below and are incorporated herein by reference.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) and as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were not effective as of such date due to material weaknesses in our internal control over financial reporting, as described below.

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

As of December 31, 2023, the Company identified the following material weaknesses in internal control over financial reporting:

1.
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
2.
Subsequent to the issuance of our Original Report and as part of the restatement, Management identified deficiencies related to the design and operating effectiveness of controls related to revenue recognition specific to the evaluation of accounting for contract terms. The Company has concluded that such deficiencies represented a material weakness as of December 31, 2023 and 2022.

Based on these material weaknesses, the Company’s management concluded that at December 31, 2023, the Company’s internal control over financial reporting was not effective.

Remediation Plan - Income tax accounting related to non-routine transactions

Following identification of the income tax material weakness, and as part of our commitment to strengthen our internal control over financial reporting, we are implementing remedial actions under the oversight of the Audit Committee of our Board to address these deficiencies. On highly-technical, non-routine and complex accounting transactions, we will continue to engage nationally recognized third-party advisors with the requisite skills and technical expertise to assist us in assessing, performing and reviewing such transactions; however we will:

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

Remediation Plan – Revenue recognition, specific to the evaluation of accounting for contract terms

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

Our CEO and CFO have certified that, based on their knowledge, our consolidated financial statements and other financial information included in this Amendment, fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented in this Amendment.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Amendment, has issued an unqualified opinion on our consolidated financial statements and has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023.

(c) Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Repligen Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Repligen Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Repligen Corporation (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

In our report dated February 22, 2024, we expressed an adverse opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria. Management has subsequently identified deficiencies related to the design and operating effectiveness of controls related to revenue recognition specific to the evaluation of accounting for contract terms, and has further concluded that such deficiencies represented a material weakness as of December 31, 2023. As a result, management has revised its assessment, as presented in the accompanying Report of Management on Internal Control over Financial Reporting and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023. Accordingly, our present opinion on the effectiveness of internal controls over financial reporting as of December 31, 2023, as expressed herein, includes an additional material weakness from that included in our previous report.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s income tax accounting related to non-routine transactions. Management also has identified a material weakness in controls related to the Company’s revenue recognition process.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 22, 2024, except for the effect of the restatement disclosed in Note 1, as to which the date is November 18, 2024, which expressed an unqualified opinion on those financial statements.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 22, 2024, except for the effect of the material weakness in controls related to the revenue recognition process described in the second and fourth paragraphs above, as to which the date is November 18, 2024.

(d) Changes in Internal Control Over Financial Reporting

Excluding the material weaknesses identified above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes the consolidated financial statements reflected in our current Amendment are accurately stated.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Amendment:

(a) (1) Financial Statements:

The financial statements required by this item are submitted in a separate section beginning on page 67 of this report, as follows:

(a) (2) Financial Statement Schedules:

None.

(a) (3) Exhibits:

The Exhibits which are filed as part of this Amendment or which are incorporated by reference are set forth in the Exhibit Index hereto.

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

10.4*	Repligen Corporation Amended and Restated 2012 Stock Option and Incentive Plan (filed as Exhibit 99.1 to Repligen Corporation’s Form S-8 filed on June 2, 2014 and incorporated herein by reference).

10.5*	Repligen Corporation Amended and Restated Non-Employee Directors' Compensation Policy (filed with the Original Report).
10.6	Form of Indemnification Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 12, 2016 and incorporated herein by reference).
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

19.1	Repligen Corporation Amended and Restated Statement of Company Policy on Insider Trading and Disclosure & Trading Procedures for Insiders (filed with the Original Report).
21.1	Subsidiaries of the Registrant (filed with the Original Report).
23.1+	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.
24.1+	Power of Attorney (included on signature page to the Original Report).
31.1+	Rule 13a-14(a)/15d-14(a) Certification.
31.2+	Rule 13a-14(a)/15d-14(a) Certification.
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Repligen Corporation Compensation Recovery Policy (filed with the Original Report).
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover page formatted as Inline XBRL and contained in Exhibits 101.*).

# Confidential treatment obtained as to certain portions.

* Management contract or compensatory plan or arrangement.

+ Filed electronically herewith.

The exhibits listed above are not contained in the copy of the Original Report distributed to stockholders. Upon the request of any stockholder entitled to vote at the 2024 Annual Meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 41 Seyon Street, Waltham, MA 02453.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPLIGEN CORPORATION

Date: November 18, 2024	By:	/S/ JASON GARLAND
Jason Garland Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Repligen Corporation

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024, except for the effect of the material weakness in controls related to the revenue recognition process described in the second and fourth paragraphs of that report as to which the date is November 18, 2024, expressed an adverse opinion thereon.

Adoption of ASU No. 2020-06

As discussed in Note 3 to the consolidated financial statements, the Company changed its method for accounting for convertible debt in 2022 due to the adoption of ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20).

Restatement of 2023 Financial Statements

As discussed in Note 1, the 2023 consolidated financial statements have been restated to correct a misstatement related to revenue recognition.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting for acquisitions
Description of the Matter

As disclosed in Note 5 to the consolidated financial statements, during 2023, the Company completed two acquisitions. The most significant of the two acquisitions was the acquisition of Metenova Holding AB for total consideration of approximately $172.6 million. The transactions were accounted for as business combinations.

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

Accounting for convertible notes
Description of the Matter

As disclosed in Note 15 to the consolidated financial statements, during 2023, the Company issued $600.0 million aggregate principal amount of 1.00% Convertible Senior Notes due in 2028 (the “2023 Notes”). The Company privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with a limited number of holders of its outstanding 2019 Notes and certain other qualified institutional buyers. Pursuant to the Exchange and Subscription Agreements, the Company exchanged $217.7 million of its 2019 Notes for $309.9 million aggregate principal of the 2023 Notes (the “Exchange Transaction”) and issued $290.1 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the “Subscription Transactions”) for $290.1 million in cash. The Company evaluated the Exchange Transaction for extinguishment or modification accounting and recorded an extinguishment loss of $12.7 million and an aggregate debt discount of $82.1 million related to the settlement of the Exchange Transaction.

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

Boston, Massachusetts

February 22, 2024, except for the effects of the restatement disclosed in Note 1, as to which the date is November 18, 2024.

REPLIGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,	December 31,
	2023	2022
	(As Restated)	(As Revised)
ASSETS
Current assets:
Cash and cash equivalents	$751,323	$523,458
Marketable securities held to maturity	—	100,299
Accounts receivable, net of reserves of $2,122 and $1,365 at December 31, 2023 and December 31, 2022, respectively	124,161	116,247
Inventories, net	202,321	238,277
Prepaid expenses and other current assets	33,541	19,837
Total current assets	1,111,346	998,118
Noncurrent assets:
Property, plant and equipment, net	207,440	190,673
Intangible assets, net	406,957	360,618
Goodwill	987,120	855,513
Deferred tax assets	1,530	840
Operating lease right of use assets	115,515	125,023
Other noncurrent assets	1,277	815
Total noncurrent assets	1,719,839	1,533,482
Total assets	2,831,185	$2,531,600
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,563	$27,554
Operating lease liability	5,631	6,957
Current contingent consideration	12,983	13,950
Accrued liabilities	57,313	71,120
Convertible Senior Notes due 2024, net	69,452	284,615
Total current liabilities	164,942	404,196
Noncurrent liabilities:
Convertible Senior Notes due 2028, net	510,143	—
Deferred tax liabilities	39,324	23,000
Noncurrent operating lease liability	126,578	131,389
Noncurrent contingent consideration	14,070	51,559
Other noncurrent liabilities	11,283	10,756
Total noncurrent liabilities	701,398	216,704
Total liabilities	866,340	620,900
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 55,766,078 shares at December 31, 2023 and 55,557,698 shares at December 31, 2022 issued and outstanding	558	556
Additional paid-in capital	1,569,227	1,547,266
Accumulated other comprehensive loss	(37,808)	(34,394)
Accumulated earnings	432,868	397,272
Total stockholders’ equity	1,964,845	1,910,700
Total liabilities and stockholders’ equity	$2,831,185	$2,531,600

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
	(As Restated)
Revenue:
Products	$631,979	$801,183	$670,319
Royalty and other revenue	383	353	215
Total revenue	632,362	801,536	670,534
Costs and operating expenses:
Cost of product revenue	353,922	345,830	279,280
Research and development	42,722	43,936	34,274
Selling, general and administrative	218,584	215,829	183,866
Contingent consideration	(30,569)	(28,729)	5,865
Total costs and operating expenses	584,659	576,866	503,285
Income from operations	47,703	224,670	167,249
Other income (expenses):
Investment income	24,135	6,978	176
Interest expense	(2,503)	(1,162)	(11,278)
Loss on extinguishment of debt	(12,676)	—	—
Amortization of debt issuance costs	(8,075)	(1,815)	(1,436)
Other income (expenses)	8,123	(9,531)	(1,168)
Other income (expenses), net	9,004	(5,530)	(13,706)
Income before income taxes	56,707	219,140	153,543
Income tax provision	21,111	33,181	25,252
Net income	$35,596	$185,959	$128,291
Earnings per share:
Basic	$0.64	$3.35	$2.33
Diluted (Note 3)	$0.63	$3.24	$2.24
Weighted average common shares outstanding:
Basic	55,720	55,460	55,015
Diluted (Note 3)	56,377	57,455	57,264

Net income	$35,596	$185,959	$128,291
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,414)	(17,508)	(18,971)
Comprehensive income	$32,182	$168,451	$109,320
The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Stock
	Number of Shares (#)	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings/ (Deficit)	Total Stockholders' Equity
Balance at December 31, 2020	54,760,837	$548	$1,460,748	$2,085	$65,769	$1,529,150
Net income	—	—	—	—	128,291	128,291
Issuance of common stock for debt conversion	7	—	2	—	—	2
Exercise of stock options and vesting of stock units	300,721	3	3,876	—	—	3,879
Issuance of common stock pursuant to the acquisition of Avitide Inc.	271,096	2	82,966	—	—	82,968
Tax withholding on vesting of restricted stock	(11,204)	—	(2,897)	—	—	(2,897)
Stock-based compensation expense	—	—	27,500	—	—	27,500
True-up of costs related to the December 2020 issuance of common stock	—	—	145	—	—	145
Translation adjustment	—	—	—	(18,971)	—	(18,971)
Balance at December 31, 2021	55,321,457	$553	$1,572,340	$(16,886)	$194,060	$1,750,067
Net income	—	—	—	—	185,959	185,959
Issuance of common stock for debt conversion	21	1	(7)	—	—	(6)
Exercise of stock options and vesting of stock units	326,192	3	3,704	—	—	3,707
Tax withholding on vesting of restricted stock	(89,972)	(1)	(17,017)	—	—	(17,018)
Stock-based compensation expense	—	—	27,316	—	—	27,316
Impact of the adoption of ASU 2020-06	—	—	(39,070)	—	17,253	(21,817)
Translation adjustment	—	—	—	(17,508)	—	(17,508)
Balance at December 31, 2022	55,557,698	$556	$1,547,266	$(34,394)	$397,272	$1,910,700
Net income, as restated	—	—	—	—	35,596	35,596
Issuance of common stock for debt conversion	8	—	(13)	—	—	(13)
Exercise of stock options and vesting of stock units	251,886	3	1,073	—	—	1,076
Repurchase of common stock	(92,090)	(1)	(14,385)	—	—	(14,386)
Tax withholding on vesting of restricted stock	(77,759)	(1)	(13,226)	—	—	(13,227)
Issuance of common stock pursuant to the acquisition of FlexBiosys, Inc.	31,415	—	5,465	—	—	5,465
Issuance of common stock pursuant to the acquisition of Metenova Holding AB	52,299	1	8,103	—	—	8,104
Issuance of common stock pursuant to the Avitide, Inc. contingent consideration earnout payment	42,621	—	7,229	—	—	7,229
Stock-based compensation expense	—	—	25,575	—	—	25,575
Convertible note modification	—	—	2,791	—	—	2,791
Deferred tax impact on conversion feature	—	—	(651)	—	—	(651)
Translation adjustment, as restated	—	—	—	(3,414)	—	(3,414)
Balance at December 31, 2023, as restated	55,766,078	$558	$1,569,227	$(37,808)	$432,868	$1,964,845

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
	(As Restated)	(As Revised)	(As Revised)
Cash flows from operating activities:
Net income	$35,596	$185,959	$128,291
Adjustments to reconcile net income to net cash provided by operating activities:
Inventory step-up charges	1,238	—	2,130
Depreciation and amortization	68,556	50,985	38,447
Amortization of debt discount and issuance costs	2,448	1,815	11,530
Stock-based compensation	25,575	27,316	27,500
Deferred income taxes, net	1,175	(1,352)	6,517
Contingent consideration	(30,569)	(28,729)	5,865
Non-cash interest income	(2,023)	—	—
Loss on extinguishment of debt	12,676	—	—
Operating lease right of use asset amortization*	17,558	6,027	10,555
Other	1,783	(100)	864
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(3,312)	(3,596)	(46,523)
Inventories	40,973	(57,204)	(89,781)
Prepaid expenses and other assets	(13,333)	2,396	(10,192)
Other assets	(461)	(231)	430
Accounts payable	(9,803)	(8,197)	19,523
Accrued expenses	(21,518)	(2,019)	23,196
Operating lease liability	(12,728)	(1,953)	(7,912)
Long-term liabilities	87	966	(1,424)
Total cash provided by operating activities	113,918	172,083	119,016
Cash flows from investing activities:
Purchase of marketable securities held to maturity	—	(100,000)	—
Redemption of marketable securities	102,323	—	—
Additions to capitalized software costs	(2,766)	(3,512)	(4,187)
Acquisitions, net of cash acquired	(186,642)	—	(149,893)
Purchases of property, plant and equipment	(36,222)	(84,834)	(67,089)
Purchase of intellectual property	—	(45,000)	—
Other investing activities	32	110	—
Total cash used in investing activities	(123,275)	(233,236)	(221,169)
Cash flows from financing activities:
Repurchase of common stock	(14,386)	—	—
Proceeds from issuance of 2023 Convertible Senior Notes	290,094	—	—
Proceeds from exercise of stock options	1,076	3,707	3,879
Payment of debt issuance costs	(7,253)	—	—
Payment of tax withholding obligation on vesting of restricted stock	(13,227)	(17,018)	(2,897)
Payment of earnout consideration	(7,298)	—	—
Other financing activities	(45)	(26)	(21)
Total cash provided by (used in) financing activities	248,961	(13,337)	961
Effect of exchange rate changes on cash and cash equivalents	(11,739)	(5,866)	(12,286)
Net increase (decrease) in cash and cash equivalents	227,865	(80,356)	(113,478)
Cash and cash equivalents, beginning of period	523,458	603,814	717,292
Cash and cash equivalents, end of period	$751,323	$523,458	$603,814
Supplemental disclosure of cash flow information:
Income taxes paid	$26,963	$34,365	$16,515
Interest paid	$988	$1,033	$1,066
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$4,335	$29,126	$85,312
Fair value of shares of common stock issued for acquisitions	$13,569	$—	$82,968
Fair value of shares of common stock issued for contingent consideration earnouts	$7,229	$—	$—
Acquisition date fair value of contingent consideration earnouts	$6,640	$—	$88,373
Acquisition of intangible assets and issuance of financing liability	$—	$6,948	$—
Issuance of 2023 Notes in exchange of 2019 Notes	$42,179	$—	$—
Extinguished 2019 Notes	$29,634	$—	$—

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

REPLIGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “Original Report”), the Company identified a material accounting error related to the timing of revenue recognition (referred to as “the Misstatement”) which impacts the Company’s consolidated financial statements as of and for the period ended December 31, 2023. Within this report, the Company has restated all impacted financial information and footnote disclosures impacted by the Misstatement. A description of the error and its impact on the previously issued financial statements is included below. In connection with the restatement, the Company determined that it was appropriate to revise the consolidated balance sheet as of December 31, 2022 and the consolidated statement of cash flows for the periods ended December 31, 2022 and 2021, as well as impacted footnote disclosures, in this Form 10-K/A to correct other unrelated immaterial errors.

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

The correction of the Misstatement affects certain financial statement line items in these consolidated financial statements including but not limited to product revenues, income tax provision, foreign currency translation, deferred revenues, prepaid expenses, deferred taxes and earnings-per-share.

Consolidated Financial Statements - Restatement Reconciliation Tables

The following tables present the impact of the financial statement adjustments on the Company's previously reported consolidated financial statements. The "Previously Reported" amounts in the following tables are amounts derived from the Original Report. The amounts in the columns labeled "Revenue Adjustments" represent the effect of adjustments resulting from the correction of the overstatement of revenues associated with the Payment and related tax impact. The amounts in the columns labeled "Other Adjustments" represent the effect of other adjustments that relate to other unrelated errors in previously filed financial statements that were not material, individually or in the aggregate, to those filed financial statements. The effects of both the restatement for the Revenue Adjustments and the revisions for the immaterial Other Adjustments have been corrected in all impacted tables and footnotes throughout these consolidated financial statements.

	December 31,
	2023
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$751,323	$—	$—	$751,323
Marketable securities held to maturity	—	—	—	—
Accounts receivable, net of reserves of $2,122 and $1,365 at December 31, 2023 and December 31, 2022, respectively	124,161	—	—	124,161
Inventories, net	202,321	—	—	202,321
Prepaid expenses and other current assets	33,238	303	—	33,541
Total current assets	1,111,043	303	—	1,111,346
Noncurrent assets:
Property, plant and equipment, net	207,440	—	—	207,440
Intangible assets, net	400,486	—	6,471	406,957
Goodwill	987,120	—	—	987,120
Deferred tax assets	1,530	—	—	1,530
Operating lease right of use assets	115,515	—	—	115,515
Other noncurrent assets	1,277	—	—	1,277
Total noncurrent assets	1,713,368	—	6,471	1,719,839
Total assets	$2,824,411	$303	$6,471	$2,831,185
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,563	$—	$—	$19,563
Operating lease liability	5,631	—	—	5,631
Current contingent consideration	12,983	—	—	12,983
Accrued liabilities	50,533	6,780	—	57,313
Convertible Senior Notes due 2024, net	69,452	—	—	69,452
Total current liabilities	158,162	6,780	—	164,942
Noncurrent liabilities:
Convertible Senior Notes due 2028, net	510,143	—	—	510,143
Deferred tax liabilities	40,466	(903)	(239)	39,324
Noncurrent operating lease liability	126,578	—	—	126,578
Noncurrent contingent consideration	14,070	—	—	14,070
Other noncurrent liabilities	3,789	—	7,494	11,283
Total noncurrent liabilities	695,046	(903)	7,255	701,398
Total liabilities	853,208	5,877	7,255	866,340
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 55,766,078 shares at December 31, 2023 and 55,557,698 shares at December 31, 2022 issued and outstanding	558	—	—	558
Additional paid-in capital	1,569,227	—	—	1,569,227
Accumulated other comprehensive loss	(37,431)	(377)	—	(37,808)
Accumulated earnings	438,849	(5,197)	(784)	432,868
Total stockholders’ equity	1,971,203	(5,574)	(784)	1,964,845
Total liabilities and stockholders’ equity	$2,824,411	$303	$6,471	$2,831,185

	December 31,
	2022
	As Previously Reported	Other Adjustments	As Revised
ASSETS
Intangible assets, net	$353,676	$6,942	$360,618
Total noncurrent assets	1,526,540	6,942	1,533,482
Total assets	$2,524,658	$6,942	$2,531,600
LIABILITIES AND STOCKHOLDERS' EQUITY
Other noncurrent liabilities	$3,814	$6,942	$10,756
Total noncurrent liabilities	209,762	6,942	216,704
Total liabilities	613,958	6,942	620,900
Total liabilities and stockholders’ equity	$2,524,658	$6,942	$2,531,600

	Year Ended December 31, 2023
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
Revenue:
Products	$638,381	$(6,402)	$—	$631,979
Royalty and other revenue	383	—	—	383
Total revenue	638,764	(6,402)	—	632,362
Costs and operating expenses:			—
Cost of product revenue	353,922	—	—	353,922
Research and development	42,722	—	—	42,722
Selling, general and administrative	218,113	—	471	218,584
Contingent consideration	(30,569)	—	—	(30,569)
Total costs and operating expenses	584,188	—	471	584,659
Income from operations	54,576	(6,402)	(471)	47,703
Other income (expenses):
Investment income	24,135	—	—	24,135
Interest expense	(1,951)	—	(552)	(2,503)
Loss on extinguishment of debt	(12,676)	—	—	(12,676)
Amortization of debt issuance costs	(8,075)	—	—	(8,075)
Other income (expenses)	8,123	—	—	8,123
Other income (expenses), net	9,556	—	(552)	9,004
Income before income taxes	64,132	(6,402)	(1,023)	56,707
Income tax provision	22,555	(1,205)	(239)	21,111
Net income	$41,577	$(5,197)	$(784)	$35,596
Earnings per share:			—
Basic	$0.75	$(0.09)	$(0.02)	$0.64
Diluted (Note 3)	$0.74	$(0.09)	$(0.02)	$0.63
Weighted average common shares outstanding:
Basic	55,720	—	—	55,720
Diluted (Note 3)	56,377	—	—	56,377

Net income	$41,577	$(5,197)	$(784)	$35,596
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,037)	(377)	—	(3,414)
Comprehensive income	$38,540	$(5,574)	$(784)	$32,182

	Accumulated Other Comprehensive Loss				Accumulated Earnings				Total Stockholders' Equity
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
	$	$	$	$	$	$	$	$	$	$	$	$
Balance at December 31, 2022	(34,394)	—	—	(34,394)	397,272	—	—	397,272	1,910,700	—	—	1,910,700
Net income	—	—	—	—	41,577	(5,197)	(784)	35,596	41,577	(5,197)	(784)	35,596
Translation adjustment	(3,037)	(377)	—	(3,414)	—	—	—	—	(3,037)	(377)	—	(3,414)
Balance at December 31, 2023	(37,431)	(377)	—	(37,808)	438,849	(5,197)	(784)	432,868	1,971,203	(5,574)	(784)	1,964,845

	Year Ended December 31, 2023
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income	$41,577	$(5,197)	$(784)	$35,596
Adjustments to reconcile net income to net cash provided by operating activities:
Inventory step-up charges	1,238	—	—	1,238
Depreciation and amortization	68,085	—	471	68,556
Amortization of debt discount and issuance costs	2,448	—	—	2,448
Stock-based compensation	25,575	—	—	25,575
Deferred income taxes, net	2,317	(903)	(239)	1,175
Contingent consideration	(30,569)	—	—	(30,569)
Non-cash interest income	(2,023)	—	—	(2,023)
Loss on extinguishment of debt	12,676	—	—	12,676
Operating lease right of use asset amortization	14,059	—	3,499	17,558
Other	1,231	—	552	1,783
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(3,312)	—	—	(3,312)
Inventories	40,973	—	—	40,973
Prepaid expenses and other assets	(13,030)	(303)	—	(13,333)
Other assets	(461)	—	—	(461)
Accounts payable	(9,803)	—	—	(9,803)
Accrued expenses	(27,921)	6,403	—	(21,518)
Operating lease liability	(9,229)	—	(3,499)	(12,728)
Long-term liabilities	87	—	—	87
Total cash provided by operating activities	113,918	—	—	113,918
Cash flows from investing activities:
Redemption of marketable securities	102,323	—	—	102,323
Additions to capitalized software costs	(2,766)	—	—	(2,766)
Acquisitions, net of cash acquired	(186,642)	—	—	(186,642)
Purchases of property, plant and equipment	(36,222)	—	—	(36,222)
Purchase of intellectual property	—	—	—	—
Other investing activities	32	—	—	32
Total cash used in investing activities	(123,275)	—	—	(123,275)
Cash flows from financing activities:
Repurchase of common stock	(14,386)	—	—	(14,386)
Proceeds from issuance of 2023 Convertible Senior Notes	290,094	—	—	290,094
Proceeds from exercise of stock options	1,076	—	—	1,076
Payment of debt issuance costs	(7,253)	—	—	(7,253)
Payment of tax withholding obligation on vesting of restricted stock	(13,227)	—	—	(13,227)
Payment of earnout consideration	(7,298)	—	—	(7,298)
Other financing activities	(45)	—	—	(45)
Total cash provided by (used in) financing activities	248,961	—	—	248,961
Effect of exchange rate changes on cash and cash equivalents	(11,739)	—	—	(11,739)
Net increase (decrease) in cash and cash equivalents	227,865	—	—	227,865
Cash and cash equivalents, beginning of period	523,458	—	—	523,458
Cash and cash equivalents, end of period	$751,323	$—	$—	$751,323
Supplemental disclosure of cash flow information:
Income taxes paid	$26,963	$—	$—	$26,963
Interest paid	$988	$—	$—	$988
Supplemental disclosure of non-cash investing and financing activities:		$—	$—
Assets acquired under operating leases	$4,335	$—	$—	$4,335
Fair value of shares of common stock issued for acquisitions	$13,569	$—	$—	$13,569
Fair value of shares of common stock issued for contingent consideration earnouts	$7,229	$—	$—	$7,229
Acquisition date fair value of contingent consideration earnouts	$6,640	$—	$—	$6,640
Issuance of 2023 Notes in exchange of 2019 Notes	$42,179	$—	$—	$42,179
Extinguished 2019 Notes	$29,634	$—	$—	$29,634

	Year Ended December 31, 2022
	As Previously Reported	Other Adjustments	As Revised
Cash flows from operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Operating lease right of use asset amortization	$(24,549)	$30,576	$6,027
Changes in operating assets and liabilities, excluding impact of acquisitions:
Operating lease liability	$28,623	$(30,576)	$(1,953)
Total cash provided by operating activities	$172,083	$—	$172,083
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of intangible assets and issuance of financing liability	$—	$6,948	$6,948

	Year Ended December 31, 2021
	As Previously Reported	Other Adjustments	As Revised
Cash flows from operating activities:
Adjustments to reconcile net income to net cash provided by operating activities:
Operating lease right of use asset amortization	$(4,315)	$14,870	$10,555
Changes in operating assets and liabilities, excluding impact of acquisitions:
Operating lease liability	$6,958	$(14,870)	$(7,912)
Total cash provided by operating activities	$119,016	$—	$119,016

2.
Organization and Nature of Business

Repligen Corporation (NASDAQ: RGEN) is a global life sciences company that develops and commercializes highly innovative bioprocessing technologies and systems that increase efficiencies and flexibility in the process of manufacturing biological drugs. The Company’s franchises include filtration, chromatography, process analytics and proteins. See Part I, Item 1. “Business - Our Products”, of this report for additional information related to the Company's products. The Company’s bioprocessing products are sold to major life sciences companies, biopharmaceutical development companies and contract manufacturing organizations worldwide. The Company operates under one reportable segment. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer (“CEO”), reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. See Note 3, “Summary of Significant Accounting Policies – Segment Reporting,” for more information on the Company’s segment.

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

3.
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

Convertible Instruments

The Company evaluates the embedded conversion feature within its convertible debt instruments under Accounting Standards Codification (“ASC”) 815, ”Derivatives and Hedging.” The Company refers to ASC 815-15 and ASC 815-40 to determine if the conversion feature meets the definition of a derivative and, if so, whether to bifurcate the conversion feature and account for it as a separate derivative liability. Based on the Company’s analysis, its Convertible Senior Notes do not have an embedded conversion feature requiring bifurcation under ASC 815-15 and thus are accounted for as a single unit of account, a liability under ASC 470, ”Debt.”

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

A reconciliation of basic and diluted weighted average share outstanding is as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(Amounts in thousands, except per share data)
Numerator:	(As Restated)
Net income	$35,596	$185,959	$128,291
Effect of dilutive securities:
Charges associated with convertible debt instruments, net of tax	—	387	—
Numerator for diluted earnings per share - net income available to common stockholders after the effect of dilutive securities	$35,596	$186,346	$128,291

Denominator:
Weighted average shares used in computing net income per share - basic	55,720	55,460	55,015
Effect of dilutive shares:
Options and stock units	457	608	915
Convertible senior notes(1)	181	1,360	1,253
Contingent consideration	8	11	—
Dilutive effect of unvested performance stock units	11	16	81
Dilutive potential common shares	657	1,995	2,249
Denominator for diluted earnings per share - adjusted weighted average shares used in computing net income per share - diluted	56,377	57,455	57,264

Earnings per share:
Basic	$0.64	$3.35	$2.33
Diluted	$0.63	$3.24	$2.24

(1)
Represents the dilutive impact for the Company's 0.375% Convertible Senior Notes due 2024 (the “ 2019 Notes”) and its 1.00% Convertible Senior Notes due 2028 (the “2023 Notes”). As of December 31, 2023, the if-converted value is less than the outstanding principal of the 2023 Notes and are therefore anti-dilutive. Refer to Note 15, “Convertible Senior Notes,” for more information.

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

As provided by the terms of the Second Supplemental Indenture underlying the 2019 Notes, the Company irrevocably elected to settle the conversion obligation for the 2019 Notes in a combination of cash and shares of the Company's common stock. This means the Company will settle the par value of the 2019 Notes in cash and any excess conversion premium in shares. As mentioned in Note 15, “Convertible Senior Notes,” the Company adopted ASU 2020-06 effective January 1, 2022. Under ASU 2020-06, the Company is required to reflect the dilutive effect of the convertible securities by application of the “if-converted” method, which means the denominator of the EPS calculation would include the total number of shares assuming the 2019 Notes had been fully converted at the beginning of the period. Prior to March 4, 2022, the Company had the choice to settle the conversion of the 2019 Notes in cash, stock or a combination of the two. Therefore, from January 1, 2022 (the date the Company adopted ASU 2020-06) to March 4, 2022, the Company included 3,474,429 shares in the denominator of the EPS calculation, applying the if converted method. Subsequent to March 4, 2022, after the Second Supplemental Indenture became effective, the Company irrevocably elected to settle the conversion obligation for the 2019 Notes in a combination of cash and shares of the Company's common stock, and from March 5, 2022 forward, only the excess premium will be settled with shares. Under the if-converted method of calculating dilutive shares, the Company was also required to exclude amortization of debt issuance costs and interest charges applicable to the convertible debt from the numerator of the dilutive EPS calculation for the period from January 1, 2022 to March 4, 2022, as if the interest on convertible debt was never recognized for that period. As a result, the Company excluded interest charges of $0.4 million (net of tax) from the numerator and included 1,359,957 shares in the calculation of diluted earnings as the dilutive effect of the conversion premium for the year ended December 31, 2022. There were no comparable amounts included in 2023 or 2021.

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

The following table represents product revenues by product line:

	For the Years Ended December 31,
	2023(1)	2022	2021(2)
	(Amounts in thousands)
	(As Restated)
Filtration products	$341,379	$495,930	$403,505
Chromatography products	126,629	131,680	91,037
Process analytics products	56,820	53,512	48,019
Proteins products	103,463	114,320	123,707
Other	3,688	5,741	4,051
Total product revenue	$631,979	$801,183	$670,319

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

The following table represents the Company’s total revenue by our country of domicile (the United States) and other countries where our major subsidiaries are domiciled for the periods presented (based on the location of the customer):

	For the Years Ended December 31,
	2023	2022	2021
	(As Restated)
Revenue by customers' geographic locations:
North America	44%	43%	41%
Europe	36%	37%	40%
APAC/Other	20%	20%	19%
Total revenue	100%	100%	100%

The following table represents the Company’s total assets by our country of domicile (the United States) and other countries where our major subsidiaries are domiciled for the periods presented:

	December 31,
	2023	2022
	(Amounts in thousands)
	(As Restated)	(As Revised)
Total assets by geographic locations:
North America	$2,377,868	$2,216,186
Europe	426,148	287,543
APAC	27,169	27,871
Total assets by geographic location	$2,831,185	$2,531,600

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

Intangible Assets

Intangible assets with a definite life are amortized over their useful lives using the straight-line method and the amortization expense is recorded within research and development (“R&D”) and selling, general and administrative expense in the consolidated statements of comprehensive income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions existed that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its definite-lived intangible assets are recoverable at December 31, 2023.

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

4.
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

Contingent Consideration – Earnout

As of December 31, 2023, the maximum amount of future contingent consideration (undiscounted) that the Company could be required to pay in connection with each of the completed acquisitions is; $125.0 million over a three-year earnout period for Avitide, which was acquired in September 2021 and for which the earnout periods run from January 1, 2022 through December 31, 2024; $42.0 million over a two-year earnout period for FlexBiosys, which was acquired in April 2023 and for which the earnout periods run from January 1, 2023 through December 31, 2024; and approximately $10 million over a one-year earnout period for Metenova, which was acquired in October 2023 and for which the earnout period runs from January 1, 2024 through December 31, 2024. See Note 5, “Acquisitions” to this report for more information on the contingent consideration earnouts.

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

Convertible Senior Notes

In July 2019, the Company issued $287.5 million aggregate principal amount of the 2019 Notes. Interest is payable semi-annually in arrears on January 15 and July 15 of each year. The 2019 Notes will mature on July 15, 2024, unless earlier converted or repurchased in accordance with their terms. At December 31, 2023 and 2022, subsequent to the adoption of ASU 2020-06, the carrying value of the 2019 Notes was $69.5 million and $284.6 million, respectively, net of unamortized debt issuance costs and the fair value of the 2019 Notes was $109.8 million and $452.0 million, respectively. The fair value of the 2019 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2019 Notes as of December 31, 2023 and 2022. The 2019 Notes are discussed in more detail in Note 15, “Convertible Senior Notes,” to these consolidated financial statements.

On December 14, 2023, the Company issued $600.0 million aggregate principal amount of its 2023 Notes in a private placement pursuant to separate, privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with a limited number of holders of its outstanding 2019 Notes and certain other qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). Pursuant to the Exchange and Subscription Agreements, the Company exchanged $217.7 million of its 2019 Notes for $309.9 million aggregate principal amount of the 2023 Notes (the “Exchange Transaction”) and issued $290.1 million aggregate principal amount of the 2023 Notes (the “Subscription Transactions”) for $290.1 million in cash. At December 31, 2023, the carrying value of the 2023 Notes was $510.1 million, net of unamortized debt issuance costs, and the fair value of the 2023 Notes was $596.0 million. The fair value of the 2023 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2023 Notes as of December 31, 2023. The 2023 Notes are discussed in more detail in Note 15, “Convertible Senior Notes,” to these consolidated financial statements.

5.
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

6.
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

7.
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

8.
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

Disaggregation of Revenue (As Restated)

Revenue for the years ended December 31, 2023, 2022 and 2021 was as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
	(As Restated)
Product revenue	$631,979	$801,183	$670,319
Royalty and other income	383	353	215
Total revenue	$632,362	$801,536	$670,534

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

Disaggregated revenue from contracts with customers by geographic region can be found in Note 3, “Summary of Significant Accounting Policies – Segment Reporting,” above.

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

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of December 31, 2023 (amounts in thousands):

	December 31,	December 31,
	2023	2022
Balances from contracts with customers only:	(As Restated)
Accounts receivable	$124,161	$116,247
Deferred revenue (included in accrued liabilities and other noncurrent liabilities in the consolidated balance sheets)	$17,536	$19,631
Revenue recognized during periods presented relating to:
The beginning deferred revenue balance	$18,751	$13,390

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

9.
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

10.
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

Intangible Assets (As Restated)

Intangible assets with a definitive life are amortized over their useful lives using the straight-line method, and the amortization expense is recorded within research and development (“R&D”) and selling, general and administrative expense in the Company’s consolidated statements of comprehensive income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions existed that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its definite-lived intangible assets are recoverable at December 31, 2023.

Indefinite-lived intangible assets are tested for impairment at least annually. There has been no impairment of our intangible assets for the periods presented.

Intangible assets, net consisted of the following at December 31, 2023:

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:	(As Restated)	(As Restated)	(As Restated)
Technology - developed	$256,536	$(44,633)	$211,903	16
Patents	240	(240)	—	8
Customer relationships	269,949	(83,963)	185,986	15
Trademarks	8,757	(1,789)	6,968	19
Other intangibles	3,914	(2,514)	1,400	3
Total finite-lived intangible assets	539,396	(133,139)	406,257	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$540,096	$(133,139)	$406,957

Intangible assets consisted of the following at December 31, 2022:

	December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:	(As Revised)		(As Revised)
Technology - developed	$197,405	$(30,992)	$166,413	16
Patents	240	(240)	—	8
Customer relationships	252,934	(66,559)	186,375	15
Trademarks	7,682	(1,319)	6,363	19
Other intangibles	2,811	(2,044)	767	4
Total finite-lived intangible assets	461,072	(101,154)	359,918	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$461,772	$(101,154)	$360,618

Amortization expense for finite-lived intangible assets was $31.6 million, $27.1 million and $22.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the Company expects to record the following amortization expense (amounts in thousands):

Estimated
Amortization
Expense
For the Years Ended December 31,	(As Restated)
2024	$34,785
2025	34,350
2026	33,995
2027	33,892
2028	33,160
2029 and thereafter	236,075
Total	$406,257

11.
Consolidated Balance Sheet Detail

Inventories, net

Inventories, net consists of the following:

	December 31,
	2023	2022
	(Amounts in thousands)
Raw materials	$123,598	$149,438
Work-in-process	4,492	6,183
Finished products	74,231	82,656
Total inventories, net	$202,321	$238,277

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2023	2022
	(Amounts in thousands)
	(As Restated)
Equipment maintenance and services	$6,605	$7,135
Prepaid income taxes	10,532	519
Prepaid insurance	3,087	1,909
Other	13,317	10,274
Total prepaid expenses and other current assets	$33,541	$19,837

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2023	2022
	(Amounts in thousands)
Land	$992	$1,003
Buildings	1,667	1,599
Leasehold improvements	126,663	115,672
Equipment	114,606	94,613
Furniture, fixtures and office equipment	9,077	8,307
Computer hardware and software	35,528	29,813
Construction in progress	47,086	31,553
Other	544	420
Total property, plant and equipment	336,163	282,980
Less - Accumulated depreciation	(128,723)	(92,307)
Total property, plant and equipment, net	$207,440	$190,673

Depreciation expense totaled $37.0 million, $23.9 million and $16.4 million in the fiscal years ended December 31, 2023, 2022 and 2021, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2023	2022
	(Amounts in thousands)
	(As Restated)
Employee compensation	$16,660	$33,522
Deferred revenue	17,067	19,283
Income taxes payable	6,814	2,459
Other	16,772	15,856
Total accrued liabilities	$57,313	$71,120

12.
Income Taxes (As Restated)

The components of income before income taxes are as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
	(As Restated)
Domestic	$(24,888)	$153,446	$81,984
Foreign	81,595	65,694	71,559
Income before income taxes	$56,707	$219,140	$153,543

The components of the income tax provision are as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(Amounts in thousands)
	(As Restated)
Components of the income tax provision:
Current	$19,941	$34,800	$20,166
Deferred	1,170	(1,619)	5,086
Total	$21,111	$33,181	$25,252
Jurisdictional components of the income tax provision:
Federal	$2,272	$17,662	$8,321
State	(26)	1,381	1,251
Foreign	18,865	14,138	15,680
Total	$21,111	$33,181	$25,252

At December 31, 2023, the Company had federal net operating loss carryforwards of $31.1 million, state net operating loss carryforwards of $4.8 million, and foreign net operating loss carryforwards of $4.9 million. The state net operating loss carryforwards will expire at various dates through 2043, while the federal and foreign net operating loss carryforwards have unlimited carryforward periods and do not expire. At December 31, 2023, the Company had federal and state business tax credits carryforwards of $5.8 million available to reduce future federal and state income taxes. The business tax credit carryforwards will expire at various dates through 2043. The net operating loss and business tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain changes in the ownership interest of significant shareholders.

The components of deferred income taxes are as follows:

	December 31,
	2023	2022
	(Amounts in thousands)
Deferred tax assets:	(As Restated)	(As Revised)
Stock-based compensation expense	$5,120	$5,323
Operating leases	30,727	31,564
Capitalized research and development	17,568	9,102
Inventory	10,131	5,983
Net operating loss carryforwards	7,648	9,808
Business tax credit carryforwards	5,531	2,639
Other	7,063	6,061
Total deferred tax assets	83,788	70,480
Less: valuation allowance	(20)	(19)
Net deferred tax assets	83,768	70,461
Deferred tax liabilities:
Fixed assets	(17,716)	(18,965)
Acquired intangible assets	(58,467)	(45,170)
Operating lease right of use assets	(26,373)	(28,486)
Debt discount	(19,006)	—
Total deferred tax liabilities	(121,562)	(92,621)
Total net deferred tax liabilities	$(37,794)	$(22,160)

The net change in the total valuation allowance for the year ended December 31, 2023 and 2022 was an increase of approximately $1,000 and a decrease of approximately $0.7 million, respectively.

The reconciliation of the federal statutory rate to the effective income tax rate for the years ended December 31, 2023, 2022 and 2021 is as follows:

	For the Years Ended December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
	(As Restated)	(As Restated)
Income before income taxes	$56,707		$219,140		$153,543
Expected tax at statutory rate	11,910	21.0%	46,020	21.0%	32,247	21.0%
Adjustments due to:
Difference between U.S. and foreign tax	1,078	1.9%	1,024	0.5%	530	0.3%
State income taxes	1,224	2.2%	3,509	1.6%	1,462	1.0%
Business tax credits	(4,522)	(8.0%)	(5,139)	(2.3%)	(2,239)	(1.5%)
Stock-based compensation expense	(2,461)	(4.3%)	(5,638)	(2.6%)	(9,049)	(5.9%)
U.S. taxation of foreign earnings	539	1.0%	83	0.0%	30	0.0%
Foreign-derived intangible income	—	0.0%	(5,042)	(2.3%)	(2,547)	(1.7%)
Executive compensation	3,084	5.4%	5,441	2.5%	3,397	2.2%
Contingent consideration	(6,412)	(11.3%)	(6,033)	(2.8%)	1,232	0.8%
Loss on extinguishment of debt	2,634	4.6%	—	0.0%	—	0.0%
Debt discount	16,650	29.4%	—	0.0%	—	0.0%
Foreign exchange loss	(2,288)	(4.0%)	—	0.0%	—	0.0%
Uncertain tax provisions	165	0.3%	234	0.1%	(443)	(0.3%)
Change in valuation allowance	—	0.0%	(688)	(0.3%)	(48)	(0.0%)
Return to provision adjustments	(1,255)	(2.2%)	(498)	(0.2%)	(50)	(0.0%)
Other	765	1.2%	(92)	(0.0%)	730	0.5%
Income tax provision	$21,111	37.2%	$33,181	15.1%	$25,252	16.4%

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

13.
Stockholders’ Equity

Share Repurchases

In December 2023, the Board authorized and approved a stock repurchase of up to $25.0 million of the Company's common stock concurrent with the issuance of $600.0 million aggregate principal amount of its 2023 Notes. See Note 15, “Convertible Senior Notes,” for more information on the issuance. The Company used $14.4 million of the proceeds from the issuance of the 2023 Notes to repurchase 92,090 shares at a price of $156.22, including transaction costs, to offset the impact of dilution from the issuance of 2023 Notes and equity compensation programs as well as to reduce its outstanding share count. The Company has elected to retire the shares repurchased to date. Retired shares become part of the pool of authorized but unissued shares. The purchase price of the retired shares in excess of par value, including transaction costs, is recorded as a decrease to additional paid-in capital in the Company's consolidated balance sheets as of December 31, 2023.

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

Stock Issued for Earnout Payment

In May 2023, the Company issued 42,621 shares of its common stock to former securityholders of Avitide to satisfy the contingent consideration obligation established under the Agreement and Plan of Merger and Reorganization (the “Avitide Agreement”) which the Company entered into as part of the Avitide Acquisition. See Note 5, “Acquisitions” above for additional information on the Avitide Acquisition and the contingent consideration. The shares represent 50% of the earnout consideration earned in the First Earnout Year (as defined in the Avitide Agreement).

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

14.
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

15.
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

The Company used $14.4 million of the proceeds from the Subscription Transactions to repurchase shares of its common stock from certain purchasers of the 2023 Notes. See Note 13, “Stockholders’ Equity - Share Repurchases” for additional information related to this repurchase. The Company will also use a portion of the proceeds to finance in part, the settlement upon conversion or repurchase of the remaining 2019 Notes at or prior to maturity. The remainder of the proceeds will be used for working capital and general corporate purposes, including to fund possible acquisitions of, or investments in, complementary businesses, products, services and technologies.

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

16.
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

17.
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