Form 10-Q/A
period 2024-03-31
REPLIGEN CORP
filed 2024-11-18
CIK 730272

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

EXPLANATORY NOTE

Repligen Corporation (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in our Quarterly Report on Form 10-Q as of and for the three month period ended March 31, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 1, 2024 (the “Original Report”), as listed in “Items Amended in this Filing” below.

In filing this Amendment, we are restating our previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2024 to correct the misapplication of accounting principles under U.S. GAAP related to the timing of revenue recognition arising from a specific COVID-related cancellation payment, received in connection with a contract modification (collectively, the "Misstatement"), as further described in Note 1 to the unaudited condensed consolidated financial statements herein. This restatement changes the timing of recognition of revenue, including the revenue reported in the Original Report, but will not change the total revenue to be recognized for this payment, nor have any impact on the Company’s previously reported cash and cash equivalent balances. This misapplication did not result from any override of controls, misconduct, or fraud of any kind. In connection with the restatement, the Company determined that it was appropriate to correct other unrelated immaterial errors.

In addition, we have filed an amendment to our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with SEC on February 22, 2024, and amendments to our Quarterly Reports on Form 10-Q for quarterly periods ended March 31, 2023, originally filed with the SEC on May 2, 2023; June 30, 2023, originally filed with the SEC on August 2, 2023; and September 30, 2023, originally filed with the SEC on October 31, 2023, and we are filing an amendment to our Quarterly Report on Form 10-Q for quarterly periods ended June 30, 2024, originally filed with the SEC on July 30, 2024. In correcting the Misstatement in this Amendment, we have also restated other financial statement line item amounts including but not limited to product revenues, income tax provision, net income, foreign currency translation, deferred revenues, prepaid expenses, deferred taxes and earnings-per-share.

Internal Control Considerations

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2024, as further described in Part I, Item 4 of this Amendment, and concluded that material weaknesses existed and that internal control over financial reporting was not effective as of March 31, 2024.

Items Amended in this Filing

This Amendment amends and restates the sections of the Original Report listed below, with modifications as necessary to reflect the effects of the restatement of our previously issued condensed consolidated financial statements as of and for the three month period ended March 31, 2024 and 2023. No attempt has been made in this Amendment to update other disclosures presented in the Original Report, except as required to reflect the effects of such restatement in the following amended items:

•
Part I, Item 1. Financial Statements
•
Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•
Part I, Item 4. Controls and Procedures
•
Part II, Item 1A. Risk Factors
•
Part II, Item 6. Exhibits

Except as it relates to the restatement described above and related disclosures, this Amendment does not reflect events occurring after the date of the Original Report. Among other things, forward looking statements made in the Original Report have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Report, and such forward looking statements should be read in their historical context. As such, this Amendment speaks only as of the date the Original Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original

Report to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	March 31,	December 31,
	2024	2023
	(As Restated)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$780,617	$751,323
Accounts receivable, net of reserves of $1,918 and $2,122 at March 31, 2024 and December 31, 2023, respectively	115,766	124,161
Inventories, net	198,033	202,321
Assets held for sale	1,016	—
Prepaid expenses and other current assets	35,656	33,541
Total current assets	1,131,088	1,111,346
Noncurrent assets:
Property, plant and equipment, net	205,716	207,440
Intangible assets, net	394,499	406,957
Goodwill	985,963	987,120
Deferred tax assets	866	1,530
Operating lease right of use assets	134,604	115,515
Other noncurrent assets	956	1,277
Total noncurrent assets	1,722,604	1,719,839
Total assets	$2,853,692	$2,831,185
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,731	$19,563
Operating lease liability	9,781	5,631
Current contingent consideration	24,352	12,983
Accrued liabilities	59,203	57,313
Convertible Senior Notes due 2024, net	69,480	69,452
Total current liabilities	181,547	164,942
Noncurrent liabilities:
Convertible Senior Notes due 2028, net	513,918	510,143
Deferred tax liabilities	36,807	39,324
Noncurrent operating lease liability	144,551	126,578
Noncurrent contingent consideration	—	14,070
Other noncurrent liabilities	11,277	11,283
Total noncurrent liabilities	706,553	701,398
Total liabilities	888,100	866,340
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 55,841,318 shares at March 31, 2024 and 55,766,078 shares at December 31, 2023 issued and outstanding	559	558
Additional paid-in capital	1,571,811	1,569,227
Accumulated other comprehensive loss	(42,942)	(37,808)
Accumulated earnings	436,164	432,868
Total stockholders’ equity	1,965,592	1,964,845
Total liabilities and stockholders’ equity	$2,853,692	$2,831,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

Condensed CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
	(As Restated)	(As Restated)
Revenue:
Products	$153,146	$165,341
Royalty and other revenue	36	39
Total revenue	153,182	165,380
Costs and operating expenses:
Cost of goods sold	76,391	81,845
Research and development	11,238	12,154
Selling, general and administrative	61,803	56,288
Contingent consideration	—	1,235
Total costs and operating expenses	149,432	151,522
Income from operations	3,750	13,858
Other income (expenses):
Investment income	8,993	5,486
Interest expense	(5,029)	(408)
Amortization of debt issuance costs	(483)	(457)
Other (expenses) income	(3,536)	77
Other (expense) income, net	(55)	4,698
Income before income taxes	3,695	18,556
Income tax provision	399	3,219
Net income	$3,296	$15,337
Earnings per share:
Basic	$0.06	$0.28
Diluted (Note 13)	$0.06	$0.27
Weighted average common shares outstanding:
Basic	55,791	55,590
Diluted (Note 13)	56,531	57,049

Net income	$3,296	$15,337
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,134)	2,987
Comprehensive (loss) income	$(1,838)	$18,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands, except share data)

	Three Months Ended March 31, 2024
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2023, as restated	55,766,078	$558	$1,569,227	$(37,808)	$432,868	$1,964,845
Net income, as restated	—	—	—	—	3,296	3,296
Exercise of stock options and vesting of stock units	111,921	1	944	—	—	945
Tax withholding on vesting of restricted stock units	(39,451)	—	(7,622)	—	—	(7,622)
Issuance of common stock pursuant to contingent consideration earnout payment	2,770	—	541	—	—	541
Conversion of debt	—	—	(55)	—	—	(55)
Stock-based compensation expense	—	—	8,776	—	—	8,776
Translation adjustment, as restated	—	—	—	(5,134)	—	(5,134)
Balance at March 31, 2024, as restated	55,841,318	$559	$1,571,811	$(42,942)	$436,164	$1,965,592

	Three Months Ended March 31, 2023
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2022	55,557,698	$556	$1,547,266	$(34,394)	$397,272	$1,910,700
Net income, as restated	—	—	—	—	15,337	15,337
Exercise of stock options and vesting of stock units	140,210	1	28	—	—	29
Tax withholding on vesting of restricted stock units	(53,607)	(1)	(9,592)	—	—	(9,593)
Stock-based compensation expense	—	—	7,254	—	—	7,254
Translation adjustment, as restated	—	—	—	2,987	—	2,987
Balance at March 31, 2023, as restated	55,644,301	$556	$1,544,956	$(31,407)	$412,609	$1,926,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2024	2023
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net income	$3,296	$15,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,909	15,370
Amortization of debt discount and issuance costs	3,809	457
Stock-based compensation	8,776	7,254
Deferred income taxes, net	(1,122)	(787)
Contingent consideration	—	1,235
Operating lease right of use asset amortization*	4,394	3,349
Other	32	(719)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	6,653	(16,832)
Inventories	3,167	(5,845)
Prepaid expenses and other assets	(2,338)	(5,680)
Other assets	320	(434)
Accounts payable	(645)	(1,194)
Accrued expenses	2,980	(2,299)
Operating lease liabilities	(1,375)	(2,870)
Long-term liabilities	(148)	4,812
Total cash provided by operating activities	44,708	11,154
Cash flows from investing activities:
Additions to capitalized software costs	(27)	(924)
Purchases of property, plant and equipment	(8,346)	(8,509)
Other investing activities	11	—
Total cash used in investing activities	(8,362)	(9,433)
Cash flows from financing activities:
Proceeds from exercise of stock options	945	29
Payment of tax withholding obligation on vesting of restricted stock	(7,622)	(9,592)
Payment of earnout consideration	(2,160)	—
Other financing activities	(137)	—
Total cash used in financing activities	(8,974)	(9,563)
Effect of exchange rate changes on cash and cash equivalents	1,922	993
Net increase (decrease) in cash and cash equivalents	29,294	(6,849)
Cash, cash equivalents and restricted cash, beginning of period	751,323	523,458
Cash and cash equivalents, end of period	$780,617	$516,609
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$23,093	$179
Fair value of shares of common stock issued for contingent consideration earnouts	$541	$—

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Original Report on May 1, 2024, the Company identified a material accounting error related to the timing of revenue recognition which impacts the Company’s condensed consolidated financial statements as of and for the three month periods ended March 31, 2024 and 2023 ("the Misstatement"). Within this report, the Company has restated all impacted financial information and footnote disclosures impacted by the Misstatement. A description of the error and its impact on the previously issued financial statements is included below. In connection with the restatement to correct this misstatement, the Company determined that it was appropriate to correct other unrelated immaterial errors.

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

	March 31,
	2024
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$780,617	$—	$—	$780,617
Accounts receivable, net of reserves of $1,918 and $2,122 at March 31, 2024 and December 31, 2023, respectively	115,766	—	—	115,766
Inventories, net	198,033	—	—	198,033
Assets held for sale	1,016	—	—	1,016
Prepaid expenses and other current assets	37,586	(1,930)	—	35,656
Total current assets	1,133,018	(1,930)	—	1,131,088
Noncurrent assets:
Property, plant and equipment, net	205,716	—	—	205,716
Intangible assets, net	388,146	—	6,353	394,499
Goodwill	985,963	—	—	985,963
Deferred tax assets	866	—	—	866
Operating lease right of use assets	134,604	—	—	134,604
Other noncurrent assets	956	—	—	956
Total noncurrent assets	1,716,251	—	6,353	1,722,604
Total assets	$2,849,269	$(1,930)	$6,353	$2,853,692
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,731	$—	$—	$18,731
Operating lease liability	9,781	—	—	9,781
Current contingent consideration	24,352	—	—	24,352
Accrued liabilities	55,971	3,232	—	59,203
Convertible Senior Notes due 2024, net	69,480	—	—	69,480
Total current liabilities	178,315	3,232	—	181,547
Noncurrent liabilities:		—	—	-
Convertible Senior Notes due 2028, net	513,918	—	—	513,918
Deferred tax liabilities	38,238	(1,133)	(298)	36,807
Noncurrent operating lease liability	144,551	—	—	144,551
Noncurrent contingent consideration	—	—	—	—
Other noncurrent liabilities	3,646	—	7,631	11,277
Total noncurrent liabilities	700,353	(1,133)	7,333	706,553
Total liabilities	878,668	2,099	7,333	888,100
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 55,841,318 shares at March 31, 2024 and 55,766,078 shares at December 31, 2023 issued and outstanding	559	—	—	559
Additional paid-in capital	1,571,811	—	—	1,571,811
Accumulated other comprehensive loss	(42,712)	(230)	—	(42,942)
Accumulated earnings	440,943	(3,799)	(980)	436,164
Total stockholders’ equity	1,970,601	(4,029)	(980)	1,965,592
Total liabilities and stockholders’ equity	$2,849,269	$(1,930)	$6,353	$2,853,692

	Three Months Ended March 31, 2024
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
Revenue:
Products	$151,310	$1,836	$—	$153,146
Royalty and other revenue	36	—	—	36
Total revenue	151,346	1,836	—	153,182
Costs and operating expenses:
Cost of goods sold	76,391	—	—	76,391
Research and development	11,238	—	—	11,238
Selling, general and administrative	61,686	—	117	61,803
Contingent consideration	—	—	—	—
Total costs and operating expenses	149,315	—	117	149,432
Income from operations	2,031	1,836	(117)	3,750
Other income (expenses):
Investment income	8,993	—	—	8,993
Interest expense	(4,891)	—	(138)	(5,029)
Amortization of debt issuance costs	(483)	—	—	(483)
Other (expenses) income	(3,536)	—	—	(3,536)
Other income (expense), net	83	—	(138)	(55)
Income before income taxes	2,114	1,836	(255)	3,695
Income tax provision	20	438	(59)	399
Net income	$2,094	$1,398	$(196)	$3,296
Earnings per share:
Basic	$0.04	$0.03	$(0.01)	$0.06
Diluted (Note 13)	$0.04	$0.02	$0.00	$0.06
Weighted average common shares outstanding:
Basic	55,791	—	—	55,791
Diluted (Note 13)	56,531	—	—	56,531

Net income	$2,094	$1,398	$(196)	$3,296
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,281)	147	—	(5,134)
Comprehensive (loss) income	$(3,187)	$1,545	$(196)	$(1,838)

	Accumulated Other Comprehensive Loss				Accumulated Earnings				Total Stockholders' Equity
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
	$	$	$	$	$	$	$	$	$	$	$	$
Balance at December 31, 2023	(37,431)	(377)	—	(37,808)	438,849	(5,197)	(784)	432,868	1,971,203	(5,574)	(784)	1,964,845
Net income	—	—	—	—	2,094	1,398	(196)	3,296	2,094	1,398	(196)	3,296
Translation adjustment	(5,281)	147	—	(5,134)	—	—	—	—	(5,281)	147	—	(5,134)
Balance at March 31, 2024	(42,712)	(230)	—	(42,942)	440,943	(3,799)	(980)	436,164	1,970,601	(4,029)	(980)	1,965,592

	Three Months Ended March 31, 2024
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income	$2,094	$1,398	$(196)	$3,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,791	—	118	16,909
Amortization of debt discount and issuance costs	3,809	—	—	3,809
Stock-based compensation	8,776	—	—	8,776
Deferred income taxes, net	(833)	(230)	(59)	(1,122)
Contingent consideration	—	—	—	—
Operating lease right of use asset amortization	(19,465)	—	23,859	4,394
Other	(105)	—	137	32
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	6,653	—	—	6,653
Inventories	3,167	—	—	3,167
Prepaid expenses and other assets	(4,571)	2,233	—	(2,338)
Other assets	320	—	—	320
Accounts payable	(645)	—	—	(645)
Accrued expenses	6,381	(3,401)	—	2,980
Operating lease liabilities	22,484	—	(23,859)	(1,375)
Long-term liabilities	(148)	—	—	(148)
Total cash provided by operating activities	44,708	—	—	44,708
Cash flows from investing activities:
Additions to capitalized software costs	(27)	—	—	(27)
Purchases of property, plant and equipment	(8,346)	—	—	(8,346)
Other investing activities	11	—	—	11
Total cash used in investing activities	(8,362)	—	—	(8,362)
Cash flows from financing activities:
Proceeds from exercise of stock options	945	—	—	945
Payment of tax withholding obligation on vesting of restricted stock	(7,622)	—	—	(7,622)
Payment of earnout consideration	(2,160)	—	—	(2,160)
Other financing activities	(137)	—	—	(137)
Total cash used in financing activities	(8,974)	—	—	(8,974)
Effect of exchange rate changes on cash and cash equivalents	1,922	—	—	1,922
Net increase (decrease) in cash and cash equivalents	29,294	—	—	29,294
Cash, cash equivalents and restricted cash, beginning of period	751,323	—	—	751,323
Cash and cash equivalents, end of period	$780,617	$—	$—	$780,617
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$23,093	$—	$—	$23,093
Fair value of shares of common stock issued for contingent consideration earnouts	$541	$—	$—	$541

2.
Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Repligen Corporation in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as amended, which was filed with the SEC on November 18, 2024 (“Form 10-K/A”).

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

The Company made no material changes in the application of its significant accounting policies that were disclosed in its Form 10-K/A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments necessary for a fair presentation of its financial position as of March 31, 2024, its results of operations for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

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

Cash and cash equivalents

As of March 31, 2024 and December 31, 2023, cash and cash equivalents on the Company's condensed consolidated balance sheets included $694.5 million and $658.6 million, respectively, in money market accounts. These funds are valued on a recurring basis using Level 1 inputs.

Contingent Consideration – Earnouts

As of March 31, 2024, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay in connection with the completed acquisitions is; $125.0 million over a three-year earnout period for Avitide, Inc. (“Avitide”), which was acquired in September 2021 and for which the earnout periods run from January 1, 2022 through December 31, 2024; $42.0 million over a two-year earnout period for FlexBiosys, Inc. (“FlexBiosys”), which was acquired in April 2023 and for which the earnout periods run from January 1, 2023 through December 31, 2024; and approximately $10 million over a one-year earnout period for Metenova Holding AB (“Metenova”), which was acquired in October 2023 and for which the earnout period runs from January 1, 2024 through December 31, 2024. See Note 4, “Acquisitions” to this report for additional information on the contingent consideration earnouts.

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

The fair value of the 2023 Notes and the 2019 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2023 Notes and 2019 Notes as of March 31, 2024 and December 31, 2023. The 2023 Notes and 2019 Notes are discussed in more detail in Note 9, “Convertible Senior Notes,” to these condensed consolidated financial statements.

4.
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

6.
Revenue Recognition

Disaggregation of Revenue

Revenues for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
	(Amounts in thousands)
	(As Restated)	(As Restated)
Product revenue	$153,146	$165,341
Royalty and other income	36	39
Total revenue	$153,182	$165,380

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

For more information regarding our product revenue, see Note 8, “Revenue Recognition” included in Part II, Item 8, “Financial Statements and Supplementary Data” to the Company’s Form 10-K/A.

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31,	December 31,
	2024	2023
	(As Restated)	(As Restated)
Balances from contracts with customers only:
Accounts receivable	$115,766	$124,161
Deferred revenue (included in accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheets)	$19,601	$17,536
Revenue recognized during periods presented relating to:
The beginning deferred revenue balance	$6,352	$18,751

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

Intangible assets, net, consisted of the following at March 31, 2024:

	March 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:	(As Restated)	(As Restated)	(As Restated)
Technology - developed	$253,664	$(48,507)	$205,157	16
Patents	240	(240)	—	8
Customer relationships	268,688	(88,043)	180,645	16
Trademarks	8,695	(1,914)	6,781	19
Other intangibles	3,857	(2,641)	1,216	3
Total finite-lived intangible assets	535,144	(141,345)	393,799	16
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$535,844	$(141,345)	$394,499

Intangible assets, net, consisted of the following at December 31, 2023:

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:	(As Restated)	(As Restated)	(As Restated)
Technology - developed	$256,536	$(44,633)	$211,903	16
Patents	240	(240)	—	8
Customer relationships	269,949	(83,963)	185,986	15
Trademarks	8,757	(1,789)	6,968	19
Other intangibles	3,914	(2,514)	1,400	3
Total finite-lived intangible assets	539,396	(133,139)	406,257	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$540,096	$(133,139)	$406,957

Amortization expense for finite-lived intangible assets was $8.7 million and $7.4 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company expects to record the following amortization expense in future periods (amounts in thousands):

Estimated
Amortization
Expense
For the Years Ended December 31,	(As Restated)
2024 (remaining nine months)	$25,801
2025	34,119
2026	33,660
2027	33,696
2028	33,598
2029 and thereafter	232,925
Total	$393,799

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

Assets held for sale as of March 31, 2024 (for which there were no comparable amounts as of December 31, 2023) consist of the following (amounts in thousands):

March 31,
2024
Land	$101
Buildings	915
Total assets held for sale	$1,016

Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	March 31,	December 31,
	2024	2023
	(Amounts in thousands)
Land	$855	$992
Buildings	702	1,667
Leasehold improvements	126,995	126,663
Equipment	113,796	114,606
Furniture, fixtures and office equipment	9,027	9,077
Computer hardware and software	36,540	35,528
Construction in progress	53,071	47,086
Other	504	544
Total property, plant and equipment	341,490	336,163
Less - Accumulated depreciation	(135,774)	(128,723)
Total property, plant and equipment, net	$205,716	$207,440

Accrued liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2024	2023
	(Amounts in thousands)
	(As Restated)	(As Restated)
Employee compensation	$20,532	$16,660
Deferred revenue	19,209	17,067
Income taxes payable	422	6,814
Other	19,040	16,772
Total accrued liabilities	$59,203	$57,313

9.
Convertible Senior Notes

The carrying value of the Company's convertible senior notes is as follows:

	March 31, 2024	December 31, 2023
	(Amounts in thousands, except percentage data)
1.00% Convertible Senior Notes due 2028:
Principal amount	$600,000	$600,000
Unamortized debt discount	$(78,132)	$(81,457)
Unamortized debt issuance costs	(7,950)	(8,400)
Carrying amount - Convertible Senior Notes due 2028, net	$513,918	$510,143
0.375% Convertible Senior Notes due 2024:
Principal amount	$69,616	$69,700
Unamortized debt issuance costs	(136)	(248)
Carrying amount - Convertible Senior Notes due 2024, net	$69,480	$69,452

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

The Company used $14.4 million of the proceeds from the Subscription Transactions to repurchase shares of its common stock from certain purchasers of the 2023 Notes. For more information regarding this repurchase, see Note 13, “Stockholders’ Equity - Share Repurchases” included in Part II, Item 8, “Financial Statements and Supplementary Data,” to the Company's Form 10-K/A. The Company will also use a portion of the proceeds to finance in part, the settlement upon conversion or repurchase of the remaining 2019 Notes at or prior to maturity. The remainder of the proceeds will be used for working capital.

The 2023 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 1.00% per year. Interest is payable semi-annually in arrears on each of June 15 and December 15, commencing on June 15, 2024. The 2023 Notes will mature on December 15, 2028, unless earlier redeemed, repurchased or converted. The initial conversion rate for the 2023 Notes is 4.9247 shares of the Company’s common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of $203.06 per share and represents a 30% premium over the last reported sale price of $156.20 per share on December 6, 2023, the date on which the 2023 Notes were priced. Prior to the close of business on the business day immediately preceding September 15, 2028, the 2023 Notes will be convertible at the option of the holders of 2023 Notes only upon the satisfaction of specified conditions and during certain quarters commencing after the calendar quarter ending on March 31, 2024, into cash up to their principal amount, and into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, for the conversion value above the principal amount, if any. Thereafter until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2023 Notes will be convertible at the option of the holders of 2023 Notes at any time regardless of these conditions. The Company may redeem for cash, all or a portion of the 2023 Notes, at its option, on or after December 18, 2026 and prior to the 21st scheduled trading day immediately preceding the maturity date at a redemption price of 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date, if certain conditions are met in accordance to the indenture governing the 2023 Notes (the “2023 Notes Indenture”). For more information on the 2023 Notes, see Note 15, “Convertible Senior Notes,” included in Part II, Item 8, “Financial Statements and Supplementary Data,” to the Company’s Form 10-K/A.

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

Stock Issued for Earnout Payment

In March 2024, the Company issued 2,770 shares of its common stock to former securityholders of FlexBiosys to satisfy the contingent consideration obligation established under the Equity Purchase Agreement (the "FlexBiosys Agreement") which the Company entered into as part of the acquisition of FlexBiosys in April 2023. See Note 4, “Acquisitions”, in this report for additional information on the acquisition of FlexBiosys and the contingent consideration. The shares represent 20% of the earnout consideration earned in the First Earnout Year (as defined in the FlexBiosys Agreement).

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

12.
Income Taxes (As Restated)

For the three months ended March 31, 2024 and 2023, the Company recorded an income tax provision of approximately $0.4 million and $3.2 million, respectively. The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 10.8% and 17.3%, respectively.

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

13.
Earnings Per Share

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended March 31,
	2024	2023
	(Amounts in thousands, except per share data)
	(As Restated)	(As Restated)
Numerator:
Net income	$3,296	$15,337

Denominator:
Weighted average shares used in computing net income per share – basic	55,791	55,590
Effect of dilutive shares:
Options and stock units	473	529
Convertible senior notes(1)	238	883
Contingent consideration	29	44
Dilutive effect of unvested performance stock units	—	3
Dilutive potential common shares	740	1,459
Denominator for diluted earnings per share – adjusted weighted average shares used in computing net income per share – diluted	56,531	57,049

Earnings per share:
Basic	$0.06	$0.28
Diluted	$0.06	$0.27

(1)
Represents the dilutive impact for the Company's 2019 Notes. As of March 31, 2024, the if-converted value is less than the outstanding principal of the 2023 Notes and are therefore anti-dilutive. Refer to Note 9, "Convertible Senior Notes," above for more information.

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

The following table represents the Company’s total revenue by our country of domicile (the United States) and other countries where our major subsidiaries are domiciled for the periods presented:

	Three Months Ended
	March 31,
	2024	2023
	(As Restated)	(As Restated)
Revenue by customers' geographic locations:
North America	49%	42%
Europe	34%	32%
APAC/Other	17%	26%
Total revenue	100%	100%

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

There was no revenue from customers that represented 10% or more of the Company's total revenue for the three months ended March 31, 2024 and March 31, 2023.

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

As the overall market for biologics continues to grow and expand, our customers – primarily large biopharmaceutical companies and contract development and manufacturing organizations and other life sciences companies (integrators) – face critical production cost, capacity, quality and time pressures. Built to address these concerns, our products help set new standards for the way biologics are manufactured. We are committed to inspiring advances in bioprocessing as a trusted partner in the production of critical biologic drugs – including monoclonal antibodies, recombinant proteins, vaccines and cell and gene therapies – that are improving human health worldwide. Increasingly, our technologies are being implemented to overcome challenges in processing plasmid DNA (a starting material for the production of mRNA) and gene delivery vectors such as lentivirus and adeno-associated viral vectors. For more information regarding our business, products and acquisitions, see Part I, Item 1, “Business”, included in our 2023 Annual Report on Form 10-K, as amended, which was filed with the Securities and Exchange Commission (“SEC”) on November 18, 2024 (“Form 10-K/A”).

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

Restatement

As previously described in the Explanatory Note above and in Note 1 to our unaudited condensed consolidated financial statements, we have restated our previously issued unaudited condensed consolidated financial statements and related notes as of March 31, 2024 and for the three months ended March 31, 2024 and 2023. As a result, the previously reported financial information as of and for the three months ended March 31, 2024 and 2023 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the relevant restatement. Refer to Note 1 in our unaudited condensed consolidated financial statements for additional information related to the restatement, including descriptions of the adjustments and the impacts on our unaudited condensed consolidated financial statements.

Other than the effect of the restatement as described in Note 1 in our unaudited condensed consolidated financial statements, this section has not been otherwise modified and does not reflect any information or events occurring after May 1, 2024, the filing date of the Original Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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

Critical Accounting Policies and Estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. For a description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and our significant accounting policies in Note 3, “Summary of Significant Accounting Policies”, to the consolidated financial statements included in our Form 10-K/A.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto.

Revenues (As Restated)

Total revenue for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
	(As Restated)	(As Restated)
Revenue:
Products	$153,146	$165,341	$(12,195)	(7.4%)
Royalty and other	36	39	(3)	(7.7%)
Total revenue	$153,182	$165,380	$(12,198)	(7.4%)

Product revenues (As Restated)

We focus on selling our products directly to customers in the pharmaceutical industry and to our contract manufacturers. These direct sales represented approximately 90.5% and 82.6% of our product revenue for each of the three months ended March 31, 2024 and 2023, respectively. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

During the three months ended March 31, 2024, product revenue decreased by $12.2 million, or 7.4%, as compared to the same period of 2023. This is mainly due to a decrease in revenue from programs related to the COVID-19 pandemic as customers’ inventory has reduced at a slower pace than initially expected, which has primarily affected revenue from sales of our filtration products. In addition, revenue from our proteins franchise decreased during the three months ended March 31, 2024, as compared to March 31, 2023 due to weak demand reflecting the Cytiva (a standalone operating company owned by Danaher Corporation) drop-off since they are producing product in-house and lower forecast for ligands from other customers. Partially offsetting these decreases in revenue is an increase in revenue from the acquisitions of FlexBiosys and Metenova, both completed after March 31, 2023.Revenue from sales by the remaining franchises for the three months ended March 31, 2024 remained relatively in line with similar revenue from the same period of 2023.

Royalty and other revenues

Royalty and other revenues in the three months ended March 31, 2024 and 2023 relate to royalties received from a third-party systems manufacturer associated with our OPUS® chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partners.

Costs of goods sold and operating expenses

Total costs and operating expenses for the three months ended March 31, 2024 and 2023 were comprised of the following:

	Three Months Ended March 31,		Increase/(Decrease)
	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
	(As Restated)	(As Restated)
Cost of goods sold	$76,391	$81,845	$(5,454)	(6.7%)
Research and development	11,238	12,154	(916)	(7.5%)
Selling, general and administrative	61,803	56,288	5,515	9.8%
Contingent consideration	—	1,235	(1,235)	(100.0%)
Total costs and operating expenses	$149,432	$151,522	$(2,090)	(1.4%)

Cost of goods sold (As Restated)

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

Gross margin was 50.1% and 50.5% in the three months ended March 31, 2024 and 2023, respectively. Lower margins were a result of lower overall sales and production volumes, and a change in product mix, where we saw a significant decline in revenue associated with higher-margin consumable products due to the decrease in COVID-19 vaccine demand.

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

Other (expense) income, net

The table below provides detail regarding our other (expense) income, net:

	Three Months Ended March 31,		Increase/(Decrease)
	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
	(As Restated)	(As Restated)
Investment income	$8,993	$5,486	$3,507	63.9%
Interest expense	(5,029)	(408)	(4,621)	1,132.6%
Amortization of debt issuance costs	(483)	(457)	(26)	5.7%
Other (expenses) income	(3,536)	77	(3,613)	(4,692.2%)
Total other (expense) income, net	$(55)	$4,698	$(4,753)	(101.2%)

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

Interest expense

Interest expense for the three months ended March 31, 2024 is primarily from contractual coupon interest on the convertible debt outstanding as of March 31, 2024. On December 14, 2023, we entered into a privately negotiated exchange and subscription agreement with certain holders of our 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”) and certain new investors pursuant to which we issued $600.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “2023 Notes”). Interest expense for the three months ended March 31, 2024 includes $0.1 million of interest on the 2019 Notes, compared to $0.3 million of interest expense on the 2019 Notes in the same period of 2023. Interest expense for the three months ended March 31, 2024 also includes $1.5 million of contractual coupon interest on the 2023 Notes as well as $3.3 million in accretion of the $82.1 million debt discount on the modified notes, which includes the accretion of an increase in principal and the accretion of increased fair value of the conversion option for the three months ended March 31, 2024, for which there were no comparable costs in the same period of 2023. See Note 9, “Convertible Senior Notes,” to our condensed consolidated financial statements included in this report for more information on this transaction.

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

Income tax provision (As Restated)

Income tax provision for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
	(As Restated)	(As Restated)
Income tax provision	$399	$3,219	$(2,820)	(87.6%)
Effective tax rate	10.8%	17.3%

For the three months ended March 31, 2024 and 2023, we recorded an income tax provision of $0.4 million and $3.2 million, respectively. The effective tax rate was 10.8% and 17.3% for the three months ended March 31, 2024 and 2023, respectively, and is based upon the estimated income for the year ending December 31, 2024 and the composition of income in different jurisdictions. The difference in effective tax rates between the periods was primarily due to lower income before income taxes and stock windfall tax benefits. Our effective tax rates for the three months ended March 31, 2024 and 2023 were lower than the U.S. statutory rate of 21% primarily due to stock windfall tax benefits.

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

Working capital increased by $3.1 million to $949.5 million at March 31, 2024 from $946.4 million at December 31, 2023 due to the various changes noted below.

On December 14, 2023, the Company issued $600.0 million aggregate principal amount of its 2023 Notes in a private placement pursuant to separate, privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with a limited number of holders of its outstanding 2019 Notes and certain other qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). Pursuant to the Exchange and Subscription Agreements, the Company exchanged $217.7 million of its 2019 Notes for $309.9 million aggregate principal amount of the 2023 Notes (the “Exchange Transaction”) and issued $290.1 million aggregate principal amount of the 2023 Notes (the “Subscription Transactions”) for $290.1 million in cash. Proceeds from the Subscription Transactions amounted to $276.1 million after debt issuance costs of $13.9 million. The 2023 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 1.00% per year. Interest is payable semi-annually in arrears on each June 15 and December 15, commencing on June 15, 2024. The 2023 Notes will mature on December 15, 2028, unless earlier redeemed, repurchased or converted. During the first quarter of 2024, the closing price of the Company's common stock did not exceed 130% of the conversion price of the 2023 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2023 Notes are not convertible at the option of the holders of the 2023 Notes during the second quarter of 2024, the quarter immediately following the quarter when the conditions are met, as stated in the 2023 Notes Indenture. For more information on the 2023 Notes, see Note 9, "Convertible Senior Notes," to this report.

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

Cash Flows

	Three Months Ended March 31,		Increase/(Decrease)
	2024	2023	$ Change
	(Amounts in thousands)
Cash provided by (used in):	(As Restated)	(As Restated)
Operating activities	$44,708	$11,154	$33,554
Investing activities	(8,362)	(9,433)	1,071
Financing activities	(8,974)	(9,563)	589
Effect of exchange rate changes on cash and cash equivalents	1,922	993	929
Net increase (decrease) in cash and cash equivalents	$29,294	$(6,849)	$36,143

Operating activities (As Restated)

For the three months ended March 31, 2024, our operating activities provided cash of $44.7 million reflecting net income of $3.3 million and non-cash charges totaling $32.8 million primarily related to depreciation, intangible amortization, amortization of debt discount and issuance costs, stock-based compensation charges, deferred income taxes, contingent consideration fair value adjustments and operating lease right of use asset amortization. A decrease in accounts receivable provided $6.7 million of cash and was primarily driven by lower revenue. We also had a decrease in inventory manufactured that provided $3.2 million, a net increase in accounts payable and accrued expenses of $2.3 million, primarily due to an increase in unearned revenue and accrued employee bonuses, and a net increase in operating lease liability due to new operating leases entered into during 2024 provided cash of $3.0 million. An increase in prepaid expenses, primarily related to subscriptions and taxes consumed $2.3 million. The remaining cash provided by operating activities resulted from favorable changes in various other working capital accounts.

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

Net Operating Loss Carryforwards (As Restated)

At December 31, 2023, the Company had federal net operating loss carryforwards of $31.1 million, state net operating loss carryforwards of $4.8 million and foreign net operating loss carryforwards of $4.9 million. The state net operating loss carryforwards will expire at various dates through 2043, while the federal and foreign net operating loss carryforwards have unlimited carryforward periods and do not expire. We had federal and state business tax credits carryforwards of $5.8 million available to reduce future federal and state income taxes. The business tax credits carryforwards will expire at various dates through December 2043. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service, state and foreign jurisdictions and may be limited in the event of certain changes in the ownership interest of significant shareholders.

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

Cautionary Statement Regarding Forward-Looking Statements

This Amendment contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Amendment do not constitute guarantees of future performance. Investors are cautioned that statements in this Amendment which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, expectations and beliefs for recently-completed acquisitions, product development and sales, restructuring activities and the expected results thereof, product candidate research, development and regulatory approval, SG&A expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources, our financing plans and the projected continued impact of, and response to, COVID-19 constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. The Company undertakes no obligation to publicly update or revise the statements in light of future developments. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with the following: the success of current and future collaborative or supply relationships, including our agreements with Cytiva, MilliporeSigma and Purolite Life Sciences, an Ecolab Inc. company; our ability to successfully grow our bioprocessing business, including as a result of acquisitions, commercialization or partnership opportunities, and our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all U.S. Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products; the risk of litigation regarding our patent and other intellectual property rights; the risk of litigation with collaborative partners; our manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers; our ability to hire and retain skilled personnel; the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition; our ability to integrate acquired businesses successfully into our business and achieve the expected benefits of the acquisitions; our ability to compete with larger, better financed life sciences companies; our history of losses and expectation of incurring losses; our ability to generate future revenues; our ability to successfully integrate our recently acquired businesses; our ability to raise additional capital to fund potential acquisitions; our volatile stock price; and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the SEC including under the sections entitled “Risk Factors” in our Form 10-K/A.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of March 31, 2024 of the effectiveness of the design and operation of the Company’s DCPs pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective because of the previously reported material weaknesses in our internal control over financial reporting, which are described in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K/A for the year ended December 31, 2023.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2023, and as disclosed in the Company’s Form 10-K/A, the Company identified the following material weaknesses in internal control over financial reporting:

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
2.
As a result of the restatement, a material weakness related to the design and operating effectiveness of controls related to revenue recognition specific to the evaluation of accounting for contract terms.

As of March 31, 2024, the Company has not remediated these material weaknesses. As a result, the Company’s management concluded that at March 31, 2024, the Company’s internal control over financial reporting was not effective.

Remediation Plan for Material Weaknesses

As previously disclosed in the Form 10-K/A, management is implementing remedial actions under the oversight of the Audit Committee of the Board of Directors to address the identified deficiencies.

Our income tax remediation efforts include the following activities:

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

Our revenue recognition remediation efforts include the following activities:

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

Changes in Internal Control

Except for the material weaknesses described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The matters discussed in this Amendment include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Form 10-K/A for the period ended December 31, 2023 and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. There are no material changes to the risk factors described in our Form 10-K/A for the period ended December 31, 2023.

ITEM 6. EXHIBITS

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