Form 10-Q/A
period 2024-06-30
REPLIGEN CORP
filed 2024-11-18
CIK 730272

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

EXPLANATORY NOTE

Repligen Corporation (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in our Quarterly Report on Form 10-Q as of and for the three and six month periods ended June 30, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 30, 2024 (the “Original Report”), as listed in “Items Amended in this Filing” below.

In filing this Amendment, we are restating our previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2024 to correct the misapplication of accounting principles under U.S. GAAP related to the timing of revenue recognition arising from a specific COVID-related cancellation payment, received in connection with a contract modification (collectively, the "Misstatement"), as further described in Note 1 to the unaudited condensed consolidated financial statements herein. This restatement changes the timing of recognition of revenue, including the revenue reported in the Original Report, but will not change the total revenue to be recognized for this payment, nor have any impact on the Company’s previously reported cash and cash equivalent balances. This misapplication did not result from any override of controls, misconduct, or fraud of any kind. In connection with the restatement, the Company determined that it was appropriate to correct other unrelated immaterial errors.

In addition, we have filed an amendment to our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with SEC on February 22, 2024, and amendments to our Quarterly Reports on Form 10-Q for quarterly periods ended March 31, 2023, originally filed with the SEC on May 2, 2023; June 30, 2023, originally filed with the SEC on August 2, 2023; September 30, 2023, originally filed with the SEC on October 31, 2023; and March 31, 2024, originally filed with the SEC on May 1, 2024. In correcting the Misstatement in this Amendment, we have also restated other financial statement line item amounts including but not limited to product revenues, income tax provision, net income, foreign currency translation, deferred revenues, prepaid expenses, deferred taxes and earnings-per-share.

Internal Control Considerations

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2024, as further described in Part I, Item 4 of this Amendment, and concluded that material weaknesses existed and that internal control over financial reporting was not effective as of June 30, 2024.

Items Amended in this Filing

This Amendment amends and restates the sections of the Original Report listed below, with modifications as necessary to reflect the effects of the restatement of our previously issued condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2024 and 2023. No attempt has been made in this Amendment to update other disclosures presented in the Original Report, except as required to reflect the effects of such restatement in the following amended items:

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	June 30,	December 31,
	2024	2023
	(As Restated)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$809,146	$751,323
Accounts receivable, net of reserves of $1,823 and $2,122 at June 30, 2024 and December 31, 2023, respectively	123,245	124,161
Inventories, net	190,528	202,321
Assets held for sale	1,016	—
Prepaid expenses and other current assets	32,830	33,541
Total current assets	1,156,765	1,111,346
Noncurrent assets:
Property, plant and equipment, net	204,599	207,440
Intangible assets, net	386,048	406,957
Goodwill	985,613	987,120
Deferred tax assets	678	1,530
Operating lease right of use assets	131,450	115,515
Other noncurrent assets	853	1,277
Total noncurrent assets	1,709,241	1,719,839
Total assets	$2,866,006	$2,831,185
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,910	$19,563
Operating lease liability	12,129	5,631
Current contingent consideration	13,936	12,983
Accrued liabilities	58,349	57,313
Convertible Senior Notes due 2024, net	69,481	69,452
Total current liabilities	174,805	164,942
Noncurrent liabilities:
Convertible Senior Notes due 2028, net	517,725	510,143
Deferred tax liabilities	34,044	39,324
Noncurrent operating lease liability	143,518	126,578
Noncurrent contingent consideration	—	14,070
Other noncurrent liabilities	11,476	11,283
Total noncurrent liabilities	706,763	701,398
Total liabilities	881,568	866,340
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 55,902,860 shares at June 30, 2024 and 55,766,078 shares at December 31, 2023 issued and outstanding	559	558
Additional paid-in capital	1,586,447	1,569,227
Accumulated other comprehensive loss	(44,445)	(37,808)
Accumulated earnings	441,877	432,868
Total stockholders’ equity	1,984,438	1,964,845
Total liabilities and stockholders’ equity	$2,866,006	$2,831,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

Condensed CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenue:
Product	$158,804	$159,133	$311,950	$324,474
Royalty and other revenue	35	36	71	75
Total revenue	158,839	159,169	312,021	324,549
Costs and operating expenses:
Cost of goods sold	77,314	79,307	153,705	161,152
Research and development	10,575	9,706	21,813	21,860
Selling, general and administrative	65,481	49,084	127,284	105,372
Contingent consideration	—	1,791	—	3,026
Total costs and operating expenses	153,370	139,888	302,802	291,410
Income from operations	5,469	19,281	9,219	33,139
Other income (expenses):
Investment income	9,411	5,964	18,404	11,450
Interest expense	(5,118)	(411)	(10,147)	(819)
Amortization of debt issuance costs	(520)	(457)	(1,003)	(914)
Other (expenses) income	(215)	528	(3,751)	605
Other income, net	3,558	5,624	3,503	10,322
Income before income taxes	9,027	24,905	12,722	43,461
Income tax provision	3,314	5,119	3,713	8,338
Net income	$5,713	$19,786	$9,009	$35,123
Earnings per share:
Basic	$0.10	$0.36	$0.16	$0.63
Diluted (Note 13)	$0.10	$0.35	$0.16	$0.62
Weighted average common shares outstanding:
Basic	55,884	55,705	55,838	55,648
Diluted (Note 13)	56,434	56,858	56,477	56,932

Net income	$5,713	$19,786	$9,009	$35,123
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,503)	(6,079)	(6,637)	(3,092)
Comprehensive income (loss)	$4,210	$13,707	$2,372	$32,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands, except share data)

	Three Months Ended June 30, 2024
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2024, as restated	55,841,318	$559	$1,571,811	$(42,942)	$436,164	$1,965,592
Net income, as restated	—	—	—	—	5,713	5,713
Conversion of debt	2	—	(53)	—	—	(53)
Exercise of stock options and vesting of stock units	40,560	—	842	—	—	842
Tax withholding on vesting of restricted stock units	(7,658)	—	(1,234)	—	—	(1,234)
Issuance of common stock pursuant to contingent consideration earnout payments	28,638	—	5,202	—	—	5,202
Stock-based compensation expense, as restated	—	—	9,879	—	—	9,879
Translation adjustment, as restated	—	—	—	(1,503)	—	(1,503)
Balance at June 30, 2024, as restated	55,902,860	$559	$1,586,447	$(44,445)	$441,877	$1,984,438

	Three Months Ended June 30, 2023
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2023, as restated	55,644,301	$556	$1,544,956	$(31,407)	$412,609	$1,926,714
Net income, as restated	—	—	—	—	19,786	19,786
Conversion of debt	6	—	(3)	—	—	(3)
Exercise of stock options and vesting of stock units	36,184	1	32	—	—	33
Tax withholding on vesting of restricted stock units	(9,631)	—	(1,547)	—	—	(1,547)
Issuance of common stock pursuant to the acquisition of FlexBiosys, Inc.	31,415	—	5,243	—	—	5,243
Issuance of common stock pursuant to contingent consideration earnout payments	42,621	—	7,229	—	—	7,229
Stock-based compensation expense	—	—	5,483	—	—	5,483
Translation adjustment, as restated	—	—	—	(6,079)	—	(6,079)
Balance at June 30, 2023, as restated	55,744,896	$557	$1,561,393	$(37,486)	$432,395	$1,956,859

	Six Months Ended June 30, 2024
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2023, as restated	55,766,078	$558	$1,569,227	$(37,808)	$432,868	$1,964,845
Net income, as restated	—	—	—	—	9,009	9,009
Conversion of debt	2	—	(107)	—	—	(107)
Exercise of stock options and vesting of stock units	152,481	2	1,786	—	—	1,788
Tax withholding on vesting of restricted stock units	(47,109)	(1)	(8,856)	—	—	(8,857)
Issuance of common stock pursuant to contingent consideration earnout payments	31,408	—	5,742	—	—	5,742
Stock-based compensation expense, as restated	—	—	18,655	—	—	18,655
Translation adjustment, as restated	—	—	—	(6,637)	—	(6,637)
Balance at June 30, 2024, as restated	55,902,860	$559	$1,586,447	$(44,445)	$441,877	$1,984,438

	Six Months Ended June 30, 2023
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2022	55,557,698	$556	$1,547,266	$(34,394)	$397,272	$1,910,700
Net income, as restated	—	—	—	—	35,123	35,123
Conversion of debt	6	—	(3)	—	—	(3)
Exercise of stock options and vesting of stock units	176,394	2	60	—	—	62
Tax withholding on vesting of restricted stock units	(63,238)	(1)	(11,139)	—	—	(11,140)
Issuance of common stock pursuant to the acquisition of FlexBiosys, Inc.	31,415	—	5,243	—	—	5,243
Issuance of common stock pursuant to the contingent consideration earnout payments	42,621	—	7,229	—	—	7,229
Stock-based compensation expense	—	—	12,737	—	—	12,737
Translation adjustment, as restated	—	—	—	(3,092)	—	(3,092)
Balance at June 30, 2023, as restated	55,744,896	$557	$1,561,393	$(37,486)	$432,395	$1,956,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2024	2023
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net income	$9,009	$35,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,884	31,473
Amortization of debt discount and issuance costs	7,727	914
Stock-based compensation	18,655	12,737
Deferred income taxes, net	(3,753)	(2,053)
Contingent consideration	—	3,026
Non-cash interest income	—	(2,023)
Operating lease right of use asset amortization*	8,716	6,487
Other	103	849
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(1,245)	(4,606)
Inventories	10,474	(2,508)
Prepaid expenses and other assets	457	(12,879)
Other assets	364	(888)
Accounts payable	1,547	(3,871)
Accrued expenses	2,259	(11,769)
Operating lease liabilities	(1,198)	(4,544)
Long-term liabilities	(101)	154
Total cash provided by operating activities	86,898	45,622
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(28,099)
Proceeds from maturity of marketable securities held to maturity	—	102,323
Additions to capitalized software costs	(2,619)	(2,075)
Purchases of property, plant and equipment	(13,154)	(16,749)
Other investing activities	11	—
Total cash (used in) provided by investing activities	(15,762)	55,400
Cash flows from financing activities:
Proceeds from exercise of stock options	1,788	62
Payment of tax withholding obligation on vesting of restricted stock	(8,857)	(11,140)
Payment of earnout consideration	(7,375)	(7,298)
Other financing activities	(303)	(12)
Total cash used in financing activities	(14,747)	(18,388)
Effect of exchange rate changes on cash and cash equivalents	1,434	(2,436)
Net increase in cash and cash equivalents	57,823	80,198
Cash, cash equivalents, beginning of period	751,323	523,458
Cash and cash equivalents, end of period	$809,146	$603,656
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$23,860	$831
Fair value of shares of common stock issued for contingent consideration earnouts	$5,742	$7,229
Fair value of 31,415 shares of common stock issued for the acquisition of FlexBiosys, Inc.	$—	$5,243

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Original Report on July 30, 2024, the Company identified a material accounting error related to the timing of revenue recognition which impacts the Company’s condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2024 and 2023 ("the Misstatement"). Within this report, the Company has restated all impacted financial information and footnote disclosures impacted by the Misstatement. A description of the error and its impact on the previously issued financial statements is included below. In connection with the restatement to correct this misstatement, the Company determined that it was appropriate to correct other unrelated immaterial errors.

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

	June 30,
	2024
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$809,146	$—	$—	$809,146
Accounts receivable, net of reserves of $1,823 and $2,122 at June 30, 2024 and December 31, 2023, respectively	123,245	—	—	123,245
Inventories, net	190,528	—	—	190,528
Assets held for sale	1,016	—	—	1,016
Prepaid expenses and other current assets	34,983	(2,397)	244	32,830
Total current assets	1,158,918	(2,397)	244	1,156,765
Noncurrent assets:
Property, plant and equipment, net	204,599	—	—	204,599
Intangible assets, net	379,813	—	6,235	386,048
Goodwill	985,613	—	—	985,613
Deferred tax assets	678	—	—	678
Operating lease right of use assets	131,450	—	—	131,450
Other noncurrent assets	853	—	—	853
Total noncurrent assets	1,703,006	—	6,235	1,709,241
Total assets	$2,861,924	$(2,397)	$6,479	$2,866,006
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,910	$—	$—	$20,910
Operating lease liability	12,129	—	—	12,129
Current contingent consideration	13,936	—	—	13,936
Accrued liabilities	57,851	498	—	58,349
Convertible Senior Notes due 2024, net	69,481	—	—	69,481
Total current liabilities	174,307	498	—	174,805
Noncurrent liabilities:			—
Convertible Senior Notes due 2028, net	517,725	—	—	517,725
Deferred tax liabilities	36,305	(1,903)	(358)	34,044
Noncurrent operating lease liability	143,518	—	—	143,518
Noncurrent contingent consideration	—	—	—	—
Other noncurrent liabilities	3,707	—	7,769	11,476
Total noncurrent liabilities	701,255	(1,903)	7,411	706,763
Total liabilities	875,562	(1,405)	7,411	881,568
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 55,902,860 shares at June 30, 2024 and 55,766,078 shares at December 31, 2023 issued and outstanding	559	—	—	559
Additional paid-in capital	1,585,782	—	665	1,586,447
Accumulated other comprehensive loss	(44,243)	(202)	—	(44,445)
Accumulated earnings	444,264	(790)	(1,597)	441,877
Total stockholders’ equity	1,986,362	(992)	(932)	1,984,438
Total liabilities and stockholders’ equity	$2,861,924	$(2,397)	$6,479	$2,866,006

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
Revenue:
Product	$154,038	$4,766	$—	$158,804	$305,348	$6,602	$—	$311,950
Royalty and other revenue	35	—	—	35	71	—	—	71
Total revenue	154,073	4,766	—	158,839	305,419	6,602	—	312,021
Costs and operating expenses:
Cost of goods sold	77,314	—	—	77,314	153,705	—	—	153,705
Research and development	10,575	—	—	10,575	21,813	—	—	21,813
Selling, general and administrative	64,697	—	784	65,481	126,383	—	901	127,284
Contingent consideration	—	—	—	—	—	—	—	—
Total costs and operating expenses	152,586	—	784	153,370	301,901	—	901	302,802
Income from operations	1,487	4,766	(784)	5,469	3,518	6,602	(901)	9,219
Other income (expenses):
Investment income	9,411	—	—	9,411	18,404	—	—	18,404
Interest expense	(4,981)	—	(137)	(5,118)	(9,872)	—	(275)	(10,147)
Amortization of debt issuance costs	(520)	—	—	(520)	(1,003)	—	—	(1,003)
Other (expenses) income	(215)	—	—	(215)	(3,751)	—	—	(3,751)
Other income, net	3,695	—	(137)	3,558	3,778	—	(275)	3,503
Income before income taxes	5,182	4,766	(921)	9,027	7,296	6,602	(1,176)	12,722
Income tax provision	1,861	1,757	(304)	3,314	1,881	2,195	(363)	3,713
Net income	$3,321	$3,009	$(617)	$5,713	$5,415	$4,407	$(813)	$9,009
Earnings per share:
Basic	$0.06	$0.05	$(0.01)	$0.10	$0.10	$0.08	$(0.02)	$0.16
Diluted (Note 13)	$0.06	$0.05	$(0.01)	$0.10	$0.10	$0.08	$(0.02)	$0.16
Weighted average common shares outstanding:
Basic	55,884	—	—	55,884	55,838	—	—	55,838
Diluted (Note 13)	56,434	—	—	56,434	56,477	—	—	56,477

Net income	$3,321	$3,009	$(617)	$5,713	$5,415	$4,407	$(813)	$9,009
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,531)	28	—	(1,503)	(6,812)	175	—	(6,637)
Comprehensive income (loss)	$1,790	$3,037	$(617)	$4,210	$(1,397)	$4,582	$(813)	$2,372

	Additional Paid-In Capital			Accumulated Other Comprehensive Loss			Accumulated Earnings				Total Stockholders' Equity
	As Previously Reported	Other Adjustments	As Restated	As Previously Reported	Revenue Adjustments	As Restated	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
	$	$	$	$	$	$	$	$	$	$	$	$	$	$
Balance at March 31, 2024	1,571,811	—	1,571,811	(42,712)	(230)	(42,942)	440,943	(3,799)	(980)	436,164	1,970,601	(4,029)	(980)	1,965,592
Net income	—	—	—	—	—	—	3,321	3,009	(617)	5,713	3,321	3,009	(617)	5,713
Stock-based compensation expense	9,214	665	9,879	—	—	—	—	—	—	—	9,214	—	665	9,879
Translation adjustment	—	—	—	(1,531)	28	(1,503)	—	—	—	—	(1,531)	28	—	(1,503)
Balance at June 30, 2024	1,585,782	665	1,586,447	(44,243)	(202)	(44,445)	444,264	(790)	(1,597)	441,877	1,986,362	(992)	(932)	1,984,438

	Additional Paid-In Capital			Accumulated Other Comprehensive Loss			Accumulated Earnings				Total Stockholders' Equity
	As Previously Reported	Other Adjustments	As Restated	As Previously Reported	Revenue Adjustments	As Restated	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
	$	$	$	$	$	$	$	$	$	$	$	$	$	$
Balance at December 31, 2023	1,569,227	—	1,569,227	(37,431)	(377)	(37,808)	438,849	(5,197)	(784)	432,868	1,971,203	(5,574)	(784)	1,964,845
Net income	—	—	—	—	—	—	5,415	4,407	(813)	9,009	5,415	4,407	(813)	9,009
Stock-based compensation expense	17,990	665	18,655	—	—	—	—	—	—	—	17,990	—	665	18,655
Translation adjustment	—	—	—	(6,812)	175	(6,637)	—	—	—	—	(6,812)	175	—	(6,637)
Balance at June 30, 2024	1,585,782	665	1,586,447	(44,243)	(202)	(44,445)	444,264	(790)	(1,597)	441,877	1,986,362	(992)	(932)	1,984,438

	Six Months Ended June 30, 2024
	As Previously Reported	Revenue Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income	$5,415	$4,407	$(813)	$9,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,648	—	236	33,884
Amortization of debt discount and issuance costs	7,727	—	—	7,727
Stock-based compensation	17,990	—	665	18,655
Deferred income taxes, net	(2,634)	(1,000)	(119)	(3,753)
Operating lease right of use asset amortization	(16,349)	—	25,065	8,716
Other	(172)	—	275	103
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(1,245)	—	—	(1,245)
Inventories	10,474	—	—	10,474
Prepaid expenses and other assets	(1,999)	2,700	(244)	457
Other assets	364	—	—	364
Accounts payable	1,547	—	—	1,547
Accrued expenses	8,366	(6,107)	—	2,259
Operating lease liabilities	23,867	—	(25,065)	(1,198)
Long-term liabilities	(101)	—	—	(101)
Total cash provided by operating activities	86,898	—	—	86,898
Cash flows from investing activities:
Additions to capitalized software costs	(2,619)	—	—	(2,619)
Purchases of property, plant and equipment	(13,154)	—	—	(13,154)
Other investing activities	11	—	—	11
Total cash (used in) provided by investing activities	(15,762)	—	—	(15,762)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,788	—	—	1,788
Payment of tax withholding obligation on vesting of restricted stock	(8,857)	—	—	(8,857)
Payment of earnout consideration	(7,375)	—	—	(7,375)
Other financing activities	(303)	—	—	(303)
Total cash used in financing activities	(14,747)	—	—	(14,747)
Effect of exchange rate changes on cash and cash equivalents	1,434	—	—	1,434
Net increase in cash and cash equivalents	57,823	—	—	57,823
Cash, cash equivalents, beginning of period	751,323	—	—	751,323
Cash and cash equivalents, end of period	$809,146	$—	$—	$809,146
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$23,860	$—	$—	$23,860
Fair value of shares of common stock issued for contingent consideration earnouts	$5,742	$—	$—	$5,742

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

6.
Revenue Recognition

Disaggregation of Revenue

Revenues for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Amounts in thousands)
	(As Restated)		(As Restated)	(As Restated)
Product revenue	$158,804	$159,133	$311,950	$324,474
Royalty and other income	35	36	71	75
Total revenue	$158,839	$159,169	$312,021	$324,549

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

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30,	December 31,
	2024	2023
	(As Restated)	(As Restated)
Balances from contracts with customers only:
Accounts receivable	$123,245	$124,161
Deferred revenue (included in accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheets)	$14,461	$17,536
Revenue recognized during periods presented relating to:
The beginning deferred revenue balance	$13,420	$18,751

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

Intangible assets, net, consisted of the following at June 30, 2024:

	June 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:	(As Restated)	(As Restated)	(As Restated)
Technology - developed	$253,859	$(52,503)	$201,356	16
Patents	240	(240)	—	8
Customer relationships	268,683	(92,419)	176,264	15
Trademarks	8,698	(2,043)	6,655	19
Other intangibles	3,859	(2,786)	1,073	3
Total finite-lived intangible assets	535,339	(149,991)	385,348	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$536,039	$(149,991)	$386,048

Intangible assets, net, consisted of the following at December 31, 2023:

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:	(As Restated)	(As Restated)	(As Restated)
Technology - developed	$256,536	$(44,633)	$211,903	16
Patents	240	(240)	—	8
Customer relationships	269,949	(83,963)	185,986	15
Trademarks	8,757	(1,789)	6,968	19
Other intangibles	3,914	(2,514)	1,400	3
Total finite-lived intangible assets	539,396	(133,139)	406,257	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$540,096	$(133,139)	$406,957

Amortization expense for finite-lived intangible assets was $8.7 million and $7.7 million for each of the three months ended June 30, 2024 and 2023, respectively, and $17.4 million and $15.1 million for each of the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company expects to record the following amortization expense in future periods (amounts in thousands):

Estimated
Amortization
Expense
For the Years Ended December 31,	(As Restated)
2024 (remaining six months)	$17,117
2025	34,079
2026	33,741
2027	33,707
2028	33,608
2029 and thereafter	233,096
Total	$385,348

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

Assets held for sale as of June 30, 2024 (for which there were no comparable amounts as of December 31, 2023) consist of the following (amounts in thousands):

June 30,
2024
Land	$101
Buildings	915
Total assets held for sale	$1,016

Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	June 30,	December 31,
	2024	2023
	(Amounts in thousands)
Land	$831	$992
Buildings	697	1,667
Leasehold improvements	128,455	126,663
Equipment	114,013	114,606
Furniture, fixtures and office equipment	9,046	9,077
Computer hardware and software	39,942	35,528
Construction in progress	54,334	47,086
Other	501	544
Total property, plant and equipment	347,819	336,163
Less - Accumulated depreciation	(143,220)	(128,723)
Total property, plant and equipment, net	$204,599	$207,440

Accrued liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2024	2023
	(Amounts in thousands)
	(As Restated)	(As Restated)
Employee compensation	$23,438	$16,660
Deferred revenue	14,001	17,067
Income taxes payable	1,071	6,814
Other	19,839	16,772
Total accrued liabilities	$58,349	$57,313

9.
Convertible Senior Notes

The carrying value of the Company's convertible senior notes is as follows:

	June 30, 2024	December 31, 2023
	(Amounts in thousands)
1.00% Convertible Senior Notes due 2028:
Principal amount	$600,000	$600,000
Unamortized debt discount	(74,733)	(81,457)
Unamortized debt issuance costs	(7,542)	(8,400)
Carrying amount - Convertible Senior Notes due 2028, net	$517,725	$510,143
0.375% Convertible Senior Notes due 2024:
Principal amount	$69,504	$69,700
Unamortized debt issuance costs	(23)	(248)
Carrying amount - Convertible Senior Notes due 2024, net	$69,481	$69,452

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

The Company used $14.4 million of the proceeds from the Subscription Transactions to repurchase shares of its common stock from certain purchasers of the 2023 Notes. For more information regarding this repurchase, see Note 13, “Stockholders’ Equity - Share Repurchases” included in Part II, Item 8, “Financial Statements and Supplementary Data,” to the Company's Form 10-K/A. The Company will also use a portion of the proceeds to finance in part, the settlement upon conversion or repurchase of the remaining 2019 Notes at maturity. See Note 16, “Subsequent Events - Maturity of the Remaining 2019 Notes” below for more information on the redemption of the 2019 Notes. The remainder of the proceeds will be used for working capital.

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

The 2019 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 0.375% per year. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2020. The remaining 2019 Notes matured on July 15, 2024. The initial conversion rate for the 2019 Notes is 8.6749 shares of the Company’s common stock per $1,000 principal amount of 2019 Notes (which is equivalent to an initial conversion price of approximately $115.28 per share). The 2019 Notes are convertible as of June 30, 2024 at the option of the holders at any time regardless of prior conditions that were in place and were convertible until the close of business on July 11, 2024, the second scheduled trading day immediately preceding the maturity date. The 2019 Notes are not redeemable by the Company prior to maturity. See Note 16, “Subsequent Event - Maturity of the Remaining 2019 Notes” below for more information on the July 15, 2024 maturity.

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

Chief Executive Officer Accounting Modifications (As Restated)

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

As a result of the Equity Modification and the forfeiture of the pro-rata portion of Mr. Hunt’s 2024 Grants, the Company recognized $5.0 million of incremental stock-based compensation expense for the three and six months ended June 30, 2024.

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

See Note 5, “Acquisitions”, included in Part II, Item 8, “Financial Statements and Supplementary Data,” to the Company’s Form 10-K/A for additional information on the acquisitions of Avitide and FlexBiosys and the contingent consideration. The shares issued to FlexBiosys represent 20% of the earnout consideration earned in the First Earnout Year (as defined in the FlexBiosys Agreement) and the shares issued to Avitide represents 50% of the earnout consideration earned in the Second Earnout Year (as defined in the Avitide Agreement).

Stock-Based Compensation

The following table presents stock-based compensation expense in the Company’s condensed consolidated statements of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Amounts in thousands)
	(As Restated)		(As Restated)
Cost of goods sold	$498	$522	$1,102	$1,113
Research and development	503	608	1,447	1,395
Selling, general and administrative(1)	8,878	4,353	16,106	10,229
Total stock-based compensation	$9,879	$5,483	$18,655	$12,737

(1)
Selling, general and administrative stock-based compensation for the three and six months ended June 30, 2024 includes $5.0 million of expense related to the Equity Modification discussed above.

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

12.
Income Taxes (As Restated)

For the three and six months ended June 30, 2024, the Company recorded an income tax provision of $3.3 million and $3.7 million, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2024 was 36.7% and 29.2%, respectively, compared to 20.6% and 19.2% for the corresponding periods in the prior year.

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

13.
Earnings Per Share

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Amounts in thousands, except per share data)
Numerator:	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net income	$5,713	$19,786	$9,009	$35,123

Denominator:
Weighted average shares used in computing net income per share - basic	55,884	55,705	55,838	55,648
Effect of dilutive shares:
Options and stock units	391	451	437	487
Convertible senior notes(1)	159	701	202	797
Dilutive effect of unvested performance stock units	—	1	—	—
Dilutive potential common shares	550	1,153	639	1,284
Denominator for diluted earnings per share - adjusted weighted average shares used in computing earnings per share - diluted	56,434	56,858	56,477	56,932

Earnings per share:
Basic	$0.10	$0.36	$0.16	$0.63
Diluted	$0.10	$0.35	$0.16	$0.62
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

The following table represents the Company’s total revenue by customers’ geographic locations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)	(As Restated)
Revenue by customers' geographic locations:
North America	49%	46%	49%	44%
Europe	38%	36%	36%	34%
APAC/Other	13%	18%	15%	22%
Total revenue	100%	100%	100%	100%

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

There was no revenue from customers that represented 10% or more of the Company's total revenue for the three and six months ended June 30, 2024 and 2023.

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

16.
Subsequent Events

Maturity of the Remaining 2019 Notes

As discussed in Note 9, “Convertible Senior Notes” above, the remaining 2019 Notes matured and were paid off in full on July 15, 2024. The Company used net proceeds from the Exchange Transaction to fund the repayment of the 2019 Notes at maturity and to pay accrued and unpaid interest with respect to such notes. The Company irrevocably elected to settle the conversion of the 2019 Notes using a combination of cash and the Company’s common stock, settling the par value of the 2019 Notes in cash and any excess conversion premium in shares. In connection with the conversion, the Company paid $69.6 million in cash, which included principal and accrued interest, and issued 100,942 shares of the Company’s common stock representing the conversion premium.

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

Restatement

As previously described in the Explanatory Note above and in Note 1 to our unaudited condensed consolidated financial statements, we have restated our previously issued unaudited condensed consolidated financial statements and related notes as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023. As a result, the previously reported financial information as of and for the three and six months ended June 30, 2024 and 2023 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the relevant restatement. Refer to Note 1 in our unaudited condensed consolidated financial statements for additional information related to the restatement, including descriptions of the adjustments and the impacts on our unaudited condensed consolidated financial statements.

Other than the effect of the restatement as described in Note 1 in our unaudited condensed consolidated financial statements, this section has not been otherwise modified and does not reflect any information or events occurring after July 30, 2024, the filing date of the Original Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein.

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

Revenues (As Restated)

Total revenue for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
	(As Restated)				(As Restated)	(As Restated)
Revenue:
Products	$158,804	$159,133	$(329)	(0.2%)	$311,950	$324,474	$(12,524)	(3.9%)
Royalty and other	35	36	(1)	(2.8%)	71	75	(4)	(5.3%)
Total revenue	$158,839	$159,169	$(330)	(0.2%)	$312,021	$324,549	$(12,528)	(3.9%)

Product revenues (As Restated)

We focus on selling our products directly to customers in the pharmaceutical industry and to our contract manufacturers. These direct sales represented approximately 88.8% and 84.7% of our product revenue for each of the three months ended June 30, 2024 and 2023, respectively, and represented 89.6% and 83.6% of our product revenue for each of the six months ended June 30, 2024 and 2023. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

During the three and six months ended June 30, 2024, product revenue decreased by $0.3 million, or 0.2%, and $12.5 million, or 3.9%, respectively, as compared to the same periods of 2023. The decrease between the three and six-month periods is mainly due to a decrease in revenue from our proteins franchise due to weak demand, which reflects the Cytiva (a standalone operating company owned by Danaher Corporation) drop-off since they are producing product in-house and lower forecast for ligands from other customers. The decrease in revenue during the six-month periods also included a decrease in revenue from programs related to the COVID-19 pandemic as customers’ inventory has reduced at a slower pace than initially expected, which has primarily affected revenue from sales of our filtration products. Partially offsetting the decrease in revenue for the three and six month periods is an increase in revenue from the operations of acquisitions completed subsequent to the prior year comparable periods. In addition, the performance of our Alternating Tangential Filtration business, a part of our filtration franchise, was strong in the second quarter of 2024 as well as the first half of 2024 resulting in an increase in revenue during the three and six months ending June 30, 2024, as compared to the same periods of 2023. Revenue from sales by the remaining franchises for the three and six months ended June 30, 2024 remained relatively in line with similar revenue from the same periods of 2023.

Royalty and other revenues

Royalty and other revenues in the three and six months ended June 30, 2024 and 2023 relate to royalties received from a third-party systems manufacturer associated with our OPUS® chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partners.

Costs of goods sold and operating expenses

Total costs and operating expenses for the three and six months ended June 30, 2024 and 2023 were comprised of the following:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
	(As Restated)	(As Restated)			(As Restated)	(As Restated)
Cost of goods sold	$77,314	$79,307	$(1,993)	(2.5%)	$153,705	$161,152	$(7,447)	(4.6%)
Research and development	10,575	9,706	869	9.0%	21,813	21,860	(47)	(0.2%)
Selling, general and administrative	65,481	49,084	16,397	33.4%	127,284	105,372	21,912	20.8%
Contingent Consideration	—	1,791	(1,791)	(100.0%))	—	3,026	(3,026)	(100.0%)
Total costs and operating expenses	$153,370	$139,888	$13,482	9.6%	$302,802	$291,410	$11,392	3.9%

Cost of goods sold (As Restated)

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

Gross margin was 51.3% and 50.2% in the three months ended June 30, 2024 and 2023, respectively and gross margin was 50.7% and 50.3% in the six months ended June 30, 2024 and 2023, respectively. Lower margins were a result of lower overall sales and production volumes, and a change in product mix, where we saw a significant decline in revenue associated with higher-margin consumable products due to the decrease in COVID-19 vaccine demand.

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

SG&A costs increased by $16.4 million, or 33.4% during the three months ended June 30, 2024 and increased $21.9 million, or 20.8% during the six months ended June 30, 2024, as compared to the same periods of 2023. The increase in SG&A costs partially relate to the results of operations of FlexBiosys and Metenova, which have been included in our consolidated results of operations since the acquisition dates in April 2023 and October 2023, respectively. SG&A expenses also increased during the three and six months ended June 30, 2024, as compared to the same period of 2023 due to increases in employee-related costs, stock-based compensation, professional services and amortization. In addition, there were $0.2 million and $0.9 million in costs incurred from restructuring activities during the three and six months ended June 30, 2024, respectively, for which there were no comparable costs in the same periods of 2023. The increase in employee-related costs during the three and six months ended June 30, 2024, as compared to the same period of 2023 was due to an increase in SG&A headcount since June 30, 2023. Also included in this increase was the impact of an adjustment recorded during the second quarter of 2023 to decrease the bonus accrual, resulting in an increase to the expense for the three and six months ended June 30, 2024, as compared to the same period of 2023. In addition, the increase in employee-related costs for the six month period was also a result of our annual merit increase in salaries which occurred in the first quarter of 2024. During the second quarter of 2024, we recorded the incremental stock compensation expense of $5.0 million associated with the modification of our Chief Executive Officer’s (“CEO”) unvested equity awards resulting from the announcement of his transition from CEO to Executive Chair of our Board, which was announced on June 12, 2024 and effective September 1, 2024. For more information on the CEO’s transition to Executive Chair of our Board. See Note 10, ”Stockholders’ Equity - Chief Executive Officer Accounting Modifications” included in this report. Professional fees increased primarily due to added legal services during the second quarter of 2024.

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

Other income, net

The table below provides detail regarding our other income, net:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
	(As Restated)	(As Restated)			(As Restated)	(As Restated)
Investment income	$9,411	$5,964	$3,447	57.8%	$18,404	$11,450	$6,954	60.7%
Interest expense	(5,118)	(411)	(4,707)	1145.3%	(10,147)	(819)	(9,328)	1138.9%
Amortization of debt issuance costs	(520)	(457)	(63)	13.8%	(1,003)	(914)	(89)	9.7%
Other (expenses) income	(215)	528	(743)	(140.7%)	(3,751)	605	(4,356)	(720.0%)
Total other income, net	$3,558	$5,624	$(2,066)	(36.7%)	$3,503	$10,322	$(6,819)	(66.1%)

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

Income tax provision (As Restated)

Income tax provision for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
	(As Restated)	(As Restated)			(As Restated)	(As Restated)
Income tax provision	$3,314	$5,119	$(1,805)	(35.3%)	$3,713	$8,338	$(4,625)	(55.5%)
Effective tax rate	36.7%	20.6%			29.2%	19.2%

For the three and six months ended June 30, 2024, we recorded an income tax provision of $3.3 million and $3.7 million, respectively. The effective tax rate was 36.7% and 29.2% for the three and six months ended June 30, 2024, respectively, and is based upon the estimated income for the year ending December 31, 2024 and the composition of income in different jurisdictions. The difference in effective tax rates between the periods was primarily due to lower income before income taxes and nondeductible stock compensation, partially offset by stock windfall tax benefits. Our effective tax rates for the three and six months ended June 30, 2024 were higher than the U.S. statutory rate of 21% primarily due to nondeductible stock compensation partially offset by stock windfall tax benefits.

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

Working capital increased by $35.6 million to $982.0 million at June 30, 2024 from $946.4 million at December 31, 2023 due to the various changes noted below.

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

Operating activities (As Restated)

For the six months ended June 30, 2024, our operating activities provided cash of $86.9 million reflecting net income of $9.0 million and non-cash charges totaling $65.3 million primarily related to depreciation, intangible amortization, amortization of debt discount and issuance costs, stock-based compensation charges, deferred income taxes and operating lease right of use asset amortization. We had a decrease in inventory manufactured that provided $10.5 million, a net increase in accounts payable and accrued expenses of $3.8 million, primarily due to an increase in unearned revenue and accrued employee bonuses, and a net increase in operating lease liability due to new operating leases entered into during 2024 providing cash of $7.5 million. An decrease in prepaid expenses, primarily related to subscriptions and taxes consumed $0.5 million. The remaining cash used in operating activities resulted from unfavorable changes in various other working capital accounts.

For the six months ended June 30, 2023, our operating activities provided cash of $45.6 million reflecting net income of $35.1 million and non-cash charges totaling $51.4 million primarily related to depreciation, amortization, contingent consideration fair value adjustments, deferred income taxes, stock-based compensation charges and operating lease right of use asset amortization. An increase in accounts receivable consumed $4.6 million of cash and was primarily driven by the timing of collections from customers. Additionally, we had an increase in inventory manufactured that consumed $2.5 million and an $12.9 million increase in prepaid expenses, primarily related to prepaid taxes and subscriptions. A decrease in accounts payable consumed $3.9 million and was due to the timing of payments to vendors. A decrease in accrued liabilities consumed $11.8 million primarily related to the payment of employee bonuses during the six months ended June 30, 2023. The remaining cash provided by operating activities resulted from favorable changes in various other working capital accounts.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of June 30, 2024 of the effectiveness of the design and operation of the Company’s DCPs pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective because of the previously reported material weaknesses in our internal control over financial reporting, which are described in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K/A for the year ended December 31, 2023.

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

As of June 30, 2024, the Company has not remediated these material weaknesses. As a result, the Company’s management concluded that at June 30, 2024, the Company’s internal control over financial reporting was not effective.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The matters discussed in this Amendment include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K/A for the period ended December 31, 2023 (“Form 10-K/A”) and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements.

As contemplated in Item 1A, entitled “Risk Factors,” in the Company's Form 10-K/A, the Company has in the past and may in the future experience data security incidents. If successful, these attacks could affect service reliability and threaten the confidentiality, integrity, and availability of information. The Company is updating the risk factor captioned ”Our internal computer systems, or those of our customers, collaborators or other contractors, may be subject to cyber-attacks or security breaches, which could result in a material disruption of our product development programs” to reference the following incident:

As described on the Current Report on Form 8-K filed on July 15, 2024, on July 9, 2024, the Company discovered that an unauthorized third party had accessed certain files on the Company’s information systems. Based on information currently known as of the date of this Amendment and management’s current assessment of quantitative and qualitative factors (including reputational harm, adverse impacts on relationships with vendors, customers and other business partners, and the impact of the foregoing on the Company’s stockholders), the Company does not believe this incident will have a material impact on its financial condition and results of operations. In addition, as of the date this Amendment other than the Company’s response and remediation activities, the incident has not had an impact on the Company’s business or operations.

Other than the foregoing, there have been no material changes to the risk factors disclosed in Item 1A, entitled “Risk Factors,” in the Company’s Form 10-K/A.

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

3.4	Third Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation's Current Report on Form 8-K filed on January 28, 2021 and incorporated herein by reference).

10.1†	Fourth Amended and Restated Employment Agreement, dated June 12, 2024, by and between Repligen Corporation and Tony J. Hunt (filed with the Original Report).

10.2†	Employment Agreement, dated June 12, 2024, by and between Repligen Corporation and Olivier Loeillot (filed with the Original Report).

31.1 +	Rule 13a-14(a)/15d-14(a) Certification.

31.2 +	Rule 13a-14(a)/15d-14(a) Certification.

32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover page formatted as Inline XBRL and contained in Exhibits 101.

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