Form 10-Q
period 2024-09-30
REPLIGEN CORP
filed 2024-11-18
CIK 730272

free

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the registrant’s common stock on November 12, 2024 was 56,026,725.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	September 30,	December 31,
	2024	2023
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$783,964	$751,323
Accounts receivable, net of reserves of $1,961 and $2,122 at September 30, 2024 and December 31, 2023, respectively	129,026	124,161
Inventories, net	182,465	202,321
Prepaid expenses and other current assets	36,115	33,541
Total current assets	1,131,570	1,111,346
Noncurrent assets:
Property, plant and equipment, net	202,583	207,440
Intangible assets, net	380,754	406,957
Goodwill	987,620	987,120
Deferred tax assets	101	1,530
Operating lease right of use assets	127,268	115,515
Other noncurrent assets	748	1,277
Total noncurrent assets	1,699,074	1,719,839
Total assets	$2,830,644	$2,831,185
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,357	$19,563
Operating lease liability	12,171	5,631
Current contingent consideration	13,936	12,983
Accrued liabilities	60,902	57,313
Convertible Senior Notes due 2024, net	—	69,452
Total current liabilities	108,366	164,942
Noncurrent liabilities:
Convertible Senior Notes due 2028, net	521,607	510,143
Deferred tax liabilities	33,686	39,324
Noncurrent operating lease liability	138,693	126,578
Noncurrent contingent consideration	—	14,070
Other noncurrent liabilities	11,606	11,283
Total noncurrent liabilities	705,592	701,398
Total liabilities	813,958	866,340
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 56,026,725 shares at September 30, 2024 and 55,766,078 shares at December 31, 2023 issued and outstanding	560	558
Additional paid-in capital	1,609,526	1,569,227
Accumulated other comprehensive loss	(34,623)	(37,808)
Retained earnings	441,223	432,868
Total stockholders’ equity	2,016,686	1,964,845
Total liabilities and stockholders’ equity	$2,830,644	$2,831,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

Condensed CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Revenue:
Product	$154,834	$141,156	$466,784	$465,630
Royalty and other revenue	37	36	108	111
Total revenue	154,871	141,192	466,892	465,741
Costs and operating expenses:
Cost of goods sold	77,383	104,634	231,088	265,786
Research and development	9,710	10,577	31,523	32,437
Selling, general and administrative	75,610	55,582	202,894	160,954
Contingent consideration	—	(34,292)	—	(31,266)
Total costs and operating expenses	162,703	136,501	465,505	427,911
(Loss) income from operations	(7,832)	4,691	1,387	37,830
Other income (expenses):
Investment income	9,130	6,662	27,534	18,112
Interest expense	(5,122)	(408)	(15,269)	(1,227)
Amortization of debt issuance costs	(429)	(459)	(1,432)	(1,373)
Other income (expenses)	3,104	895	(647)	1,500
Other income, net	6,683	6,690	10,186	17,012
(Loss) income before income taxes	(1,149)	11,381	11,573	54,842
Income tax (benefit) provision	(495)	(5,542)	3,218	2,796
Net (loss) income	$(654)	$16,923	$8,355	$52,046
(Loss) earnings per share:
Basic	$(0.01)	$0.30	$0.15	$0.93
Diluted (Note 13)	$(0.01)	$0.30	$0.15	$0.91
Weighted average common shares outstanding:
Basic	56,012	55,766	55,896	55,688
Diluted (Note 13)	56,012	56,940	56,315	56,933

Net (loss) income	$(654)	$16,923	$8,355	$52,046
Other comprehensive income (loss):
Foreign currency translation adjustment	9,822	(5,880)	3,185	(8,972)
Comprehensive income	$9,168	$11,043	$11,540	$43,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands, except share data)

	Three Months Ended September 30, 2024
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2024, as restated	55,902,860	$559	$1,586,447	$(44,445)	$441,877	$1,984,438
Net loss	—	—	—	—	(654)	$(654)
Conversion of debt	100,942	1	(8)	—	—	$(7)
Exercise of stock options and vesting of stock units	26,854	—	577	—	—	$577
Tax withholding on vesting of restricted stock units	(3,931)	—	(545)	—	—	$(545)
Stock-based compensation expense	—	—	23,055	—	—	$23,055
Translation adjustment	—	—	—	9,822	—	$9,822
Balance at September 30, 2024	56,026,725	$560	$1,609,526	$(34,623)	$441,223	$2,016,686

	Three Months Ended September 30, 2023
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2023, as restated	55,744,896	$557	$1,561,393	$(37,486)	$432,395	$1,956,859
Net income, as restated	—	—	—	—	16,923	16,923
Conversion of debt	2	—	(10)	—	—	(10)
Exercise of stock options and vesting of stock units	36,195	1	293	—	—	294
Tax withholding on vesting of restricted stock units	(6,387)	—	(1,038)	—	—	(1,038)
Issuance of common stock pursuant to the acquisition of FlexBiosys, Inc.	—	—	222	—	—	222
Stock-based compensation expense	—	—	6,373	—	—	6,373
Translation adjustment, as restated	—	—	—	(5,880)	—	(5,880)
Balance at September 30, 2023, as restated	55,774,706	$558	$1,567,233	$(43,366)	$449,318	$1,973,743

	Nine Months Ended September 30, 2024
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2023, as restated	55,766,078	$558	$1,569,227	$(37,808)	$432,868	$1,964,845
Net income	—	—	—	—	8,355	8,355
Conversion of debt	100,944	1	(115)	—	—	(114)
Exercise of stock options and vesting of stock units	179,335	2	2,364	—	—	2,366
Tax withholding on vesting of restricted stock units	(51,040)	(1)	(9,403)	—	—	(9,404)
Issuance of common stock pursuant to contingent consideration earnout payments	31,408	—	5,742	—	—	5,742
Stock-based compensation expense	—	—	41,711	—	—	41,711
Translation adjustment	—	—	—	3,185	—	3,185
Balance at September 30, 2024	56,026,725	$560	$1,609,526	$(34,623)	$441,223	$2,016,686

	Nine Months Ended September 30, 2023
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2022	55,557,698	$556	$1,547,266	$(34,394)	$397,272	$1,910,700
Net income, as restated	—	—	—	—	52,046	52,046
Conversion of debt	8	—	(13)	—	—	(13)
Exercise of stock options and vesting of stock units	212,589	3	353	—	—	356
Tax withholding on vesting of restricted stock units	(69,625)	(1)	(12,177)	—	—	(12,178)
Issuance of common stock pursuant to the acquisition of FlexBiosys, Inc.	31,415	—	5,465	—	—	5,465
Issuance of common stock pursuant to contingent consideration earnout payments	42,621	—	7,229	—	—	7,229
Stock-based compensation expense	—	—	19,110	—	—	19,110
Translation adjustment, as restated	—	—	—	(8,972)	—	(8,972)
Balance at September 30, 2023, as restated	55,774,706	$558	$1,567,233	$(43,366)	$449,318	$1,973,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
		(As Restated)
Cash flows from operating activities:
Net income	$8,355	$52,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,306	51,295
Amortization of debt discount and issuance costs	11,628	1,373
Stock-based compensation	41,711	19,110
Deferred income taxes, net	(4,163)	(9,268)
Contingent consideration	—	(31,266)
Non-cash interest income	—	(2,023)
Operating lease right of use asset amortization*	12,749	10,203
Other	107	1,275
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(4,631)	8,315
Inventories	20,131	25,979
Prepaid expenses and other current assets	(2,609)	(12,749)
Other noncurrent assets	484	(707)
Accounts payable	1,780	(8,619)
Accrued liabilities	5,360	(12,514)
Operating lease liabilities	(5,849)	(7,676)
Noncurrent liabilities	(141)	79
Total cash provided by operating activities	136,218	84,853
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(27,843)
Proceeds from maturity of marketable securities held to maturity	—	102,323
Additions to capitalized software costs	(2,774)	(2,736)
Purchases of property, plant and equipment	(20,137)	(25,135)
Sale of property, plant and equipment	1,290	21
Total cash (used in) provided by investing activities	(21,621)	46,630
Cash flows from financing activities:
Proceeds from exercise of stock options	2,366	356
Payment of tax withholding obligation on vesting of restricted stock	(9,403)	(12,178)
Repayment of Convertible Senior Notes	(69,939)	(33)
Payment of earnout consideration	(7,375)	(7,298)
Other financing activities	—	(13)
Total cash used in financing activities	(84,351)	(19,166)
Effect of exchange rate changes on cash and cash equivalents	2,395	(4,996)
Net increase in cash and cash equivalents	32,641	107,321
Cash, cash equivalents, beginning of period	751,323	523,458
Cash and cash equivalents, end of period	$783,964	$630,779
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$24,087	$1,129
Fair value of shares of common stock issued for contingent consideration earnouts	$5,742	$7,229
Fair value of 31,415 shares of common stock issued for the acquisition of FlexBiosys, Inc.	$—	$5,465

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Restatement of Previously Issued Financial Statements

In the third quarter of 2024, Repligen Corporation (the “Company”, “Repligen”, “our” or “we”) identified a material accounting error related to the timing of revenue recognition which impacts the Company’s condensed consolidated financial statements as of December 31, 2023 and for the three and nine month periods ended September 30, 2023. Within this Quarterly Report on Form 10-Q, the Company has restated all impacted financial information and footnote disclosures impacted by the error. A description of the error and its impact on the previously issued financial statements is included below.

Description of restatement adjustments

During the first quarter of 2023, a customer cancelled two COVID-related, non-cancellable product purchase orders (“Cancelled PO’s”) in exchange for a $17.3 million one-time cash payment (the “Payment”), which the Company received in April 2023. At the time of cancellation, no product units had been delivered under the Cancelled PO’s and the Company had two other open purchase orders from the same customer for the same product (“Open PO’s”). The Company originally accounted for the Cancelled PO’s as a single contract and recognized the $17.3 million payment as component of product revenue in the first quarter of 2023.

In the third quarter of 2024, the Company reassessed the accounting treatment of the Payment and concluded that the Cancelled PO’s and Open PO’s represented a combined contract such that the February 2023 transaction should have been analyzed and accounted for as a contract modification, which required the Payment to be deferred and recognized as product units were delivered under the Open PO’s ( the "Misstatement"). All Open PO product units were fully delivered to the customer by June 30, 2024.

The correction of the error affects certain financial statement line items in both the three and nine month periods ended September 2023 included in these condensed consolidated financial statements, including but not limited to product revenues, income tax provision, foreign currency translation, deferred revenues, prepaid expenses, deferred taxes and earnings-per-share.

Consolidated Financial Statements - Restatement Reconciliation Tables

The following tables present the impact of the financial statement adjustments on the Company's previously reported condensed consolidated financial statements. The "Previously Reported" amounts in the following tables are amounts derived from our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 22, 2024, and our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023, originally filed with the SEC on October 31, 2023. The amounts in the columns labeled "Revenue Adjustments" represent the effect of adjustments resulting from the correction of the overstatement of revenues associated with the Payment and related tax impact. The amounts in the columns labeled "Other Adjustments" represent the effect of other adjustments that relate to other unrelated errors in previously filed financial statements that were not material, individually or in the aggregate, to those filed financial statements. The effects of both the restatement for the Revenue Adjustments and the Other Adjustments have been corrected in all impacted tables and footnotes throughout these condensed consolidated financial statements.

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

2.
Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated interim financial statements included herein have been prepared by Repligen Corporation in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by GAAP in annual financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, which was filed with the SEC on November 18, 2024 (“Form 10-K/A”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The business and economic uncertainty resulting from global geopolitical conflicts, supply chain challenges and cost pressures on customers' purchasing patterns has made such estimates more difficult to calculate. Accordingly, actual results could differ from those estimates.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company made no material changes in the application of its significant accounting policies that were disclosed in its Form 10-K/A. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments necessary for a fair presentation of its financial position as of September 30, 2024, its results of operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

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

Convertible Instruments

The Company evaluates the embedded conversion feature within its convertible debt instruments under Accounting Standards Codification (“ASC”) 815, ”Derivatives and Hedging.” The Company refers to ASC 815-15 and ASC 815-40 to determine if the conversion feature meets the definition of a derivative and, if so, whether to bifurcate the conversion feature and account for it as a separate derivative liability. Based on the Company’s analysis, its Convertible Senior Notes do not have an embedded conversion feature requiring bifurcation under ASC 815-15 and thus are accounted for as a single unit of account, a liability under ASC 470, “Debt.”

Recent Accounting Guidance

The Company considers the applicability and impact of all Accounting Standards Updates (“ASU” or “ASUs”) and other recently issued guidance or rule decisions on their condensed consolidated financial statements. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s condensed consolidated financial position or results of operations. Recently issued accounting guidance that the Company believes may be applicable to them is as follows:

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 820) - Improvements to Reportable Segment Disclosures.” ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced annual and interim disclosures about significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”). The disclosures required under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 will be effective for the Company for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. The amendments of this guidance apply retrospectively to all prior periods presented. Early adoption is permitted. Besides a change in presentation in the segment footnote, the Company does not expect the adoption of ASU 2023-07 to have a material impact on its condensed consolidated financial statements.

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$669,347	$—	$—	$669,347
Liabilities:
Current contingent consideration	$—	$—	$13,936	$13,936

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$658,574	$—	$—	$658,574
Liabilities:
Current contingent consideration	$—	$—	$12,983	$12,983
Noncurrent contingent consideration	$—	$—	$14,070	$14,070

Cash and cash equivalents

As of September 30, 2024 and December 31, 2023, cash and cash equivalents on the Company's condensed consolidated balance sheets included $669.3 million and $658.6 million, respectively, in money market accounts. These funds are valued on a recurring basis using Level 1 inputs.

Contingent Consideration – Earnouts

As of September 30, 2024, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay in connection with completed acquisitions is: $125.0 million over a three-year earnout period for Avitide, Inc. (“Avitide”), which was acquired in September 2021 and for which the earnout periods run from January 1, 2022 through December 31, 2024; $42.0 million over a two-year earnout period for FlexBiosys, Inc. (“FlexBiosys”), which was acquired in April 2023 and for which the earnout periods run from January 1, 2023 through December 31, 2024; and approximately $10 million over a one-year earnout period for Metenova Holding AB (“Metenova”), which was acquired in October 2023 and for which the earnout period runs from January 1, 2024 through December 31, 2024. See Note 4, “Acquisitions” to this report for additional information on the contingent consideration earnouts.

Since the date of acquisition, expected results and changes in market inputs used to calculate the discount rate related to Avitide, FlexBiosys and Metenova, have, at times, resulted in changes in amounts reported as the Company’s contingent consideration obligation. As of September 30, 2024, management assessed the remaining contingent consideration obligation balances and the existing market inputs used and decided that no changes in fair value were required. A reconciliation of the change in the fair value of contingent consideration – earnouts is included in the following table (amounts in thousands):

Balance at December 31, 2023	$27,053
Payment of contingent consideration earnouts	(13,117)
Decrease in fair value of contingent consideration earnouts	—
Balance at September 30, 2024	$13,936

The recurring Level 3 fair value measurement of our contingent consideration obligations for Avitide, FlexBiosys and Metenova include the following significant unobservable inputs (amounts in thousands, except percent data):

Contingent Consideration Earnout	Fair Value as of September 30, 2024	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
			Probability of
			Success	100%	100%
Commercialization-based payments	$9,678	Monte Carlo Simulation	Earnout Discount Rate	5.8%-5.9%	5.9%

			Volatility	12.5%-24.6%	13.9%

Revenue and Volume- based payments	$361	Monte Carlo Simulation	Revenue & Volume Discount Rate	2.5%-9.3%	5.1%
			Earnout Discount Rate	5.8%-7.2%	5.8%
			Probability of Success	100%	100%
Manufacturing line expansions	$3,897	Probability-weighted present value	Earnout Discount Rate	6.1%-6.4%	6.3%

(1)
Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Fair Value Measured on a Nonrecurring Basis

During the three and nine months ended September 30, 2024, there were no re-measurements to the fair value of financial assets and liabilities that are measured at fair value on a nonrecurring basis.

Convertible Senior Notes

In July 2019, the Company issued $287.5 million aggregate principal amount of 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”), which matured and were paid in July 2024. At December 31, 2023, the carrying value of the 2019 Notes was $69.5 million, net of unamortized debt issuance costs and the fair value of the 2019 Notes was $109.8 million using a Level 1 valuation and determined based on the most recent trade activity of the 2019 Notes as of December 31, 2023.

On December 14, 2023, the Company issued $600.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “2023 Notes”) in a private placement pursuant to separate, privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with a limited number of holders of its outstanding 2019 Notes and certain other qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). Pursuant to the Exchange and Subscription Agreements, the Company exchanged $217.7 million of its 2019 Notes for $309.9 million aggregate principal amount of the 2023 Notes (the “Exchange Transaction”) and issued $290.1 million aggregate principal amount of the 2023 Notes (the “Subscription Transactions”) for $290.1 million in cash. At September 30, 2024 and December 31, 2023, the carrying value of the 2023 Notes was $521.6 million and $510.1 million, respectively, net of unamortized debt discount and debt issuance cost and the fair value of the 2023 Notes was $553.3 million and $596.0 million, respectively. The fair value of the 2023 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2023 Notes as of September 30, 2024 and December 31, 2023. The 2023 Notes and 2019 Notes are discussed in more detail in Note 9, “Convertible Senior Notes,” to these condensed consolidated financial statements.

4.
Acquisitions

2024 Acquisition

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

Under the acquisition method of accounting, the assets acquired and liabilities assumed of Metenova were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net liabilities acquired is $1.9 million, the fair value of the intangible assets acquired is $58.8 million and the residual goodwill is $115.7 million. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company has incurred $6.5 million of transaction and integration costs associated with the Metenova Acquisition from the date of acquisition to September 30, 2024, with $0.4 million and $3.0 million of transaction and integration costs incurred during the three and nine months ended September 30, 2024, respectively. The transaction costs are included in operating expenses in the condensed consolidated statements of comprehensive income (loss) for the period ended September 30, 2024.

Fair Value of Net Assets Acquired

The allocation of purchase price is based on the fair value of assets acquired and liabilities assumed based on the final valuation of Metenova. The Company has made appropriate adjustments to the purchase price allocation during the measurement period, which ended on October 2, 2024.

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

Under the acquisition method of accounting, the assets acquired and liabilities assumed of FlexBiosys were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net assets acquired is $14.1 million, the fair value of the intangible assets acquired is $12.6 million and the residual goodwill is $14.3 million. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company has incurred $1.1 million of transaction and integration costs associated with the FlexBiosys Acquisition from the date of acquisition to September 30, 2024. There were no transaction and integration costs incurred for the FlexBiosys Acquisition during the three and nine months ended September 30, 2024.

Fair Value of Net Assets Acquired

The allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, based on the final valuation of FlexBiosys. The Company has made appropriate adjustments to the purchase price allocation during the measurement period, which ended on April 17, 2024. The purchase price allocation was completed as of March 31, 2024.

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
		$12,640

5.
Restructuring Plan

In July 2023, the Board of Directors authorized the Company's management team to undertake restructuring activities to simplify and streamline our organization and strengthen the overall effectiveness of our operations. Since the initial streamlining and re-balancing efforts contemplated in July, the Company continues to undertake further restructuring activities (collectively, the “2023 Restructuring Plan”) which has included consolidating a portion of our manufacturing operations between certain U.S. locations, discontinuing the sale of certain product SKUs, and evaluating the fair value of finished goods and raw materials, mostly secured during the 2020-2022 COVID-19 pandemic period (the “COVID-19 Period”) to meet increasing demand during a challenging supply chain environment in the industry.

The Company recorded pre-tax restructuring activity of $2.9 million and $5.3 million, respectively, for the three and nine months ended September 30, 2024, and $24.0 million for the three and nine months ended September 30, 2023, related to the 2023 Restructuring Plan, which the Company expects to complete during the fourth quarter of 2024.

The following tables summarize the charges related to restructuring activities by type of cost for the periods presented on the Company’s condensed consolidated statements of comprehensive income (loss):

	Three Months Ended September 30, 2024
	Severance and Employee-Related Costs	Facility and Other Exit Costs	Total
	(Amounts in thousands)
Cost of goods sold	$23	$1,461	$1,484
Selling, general and administrative	631	1,037	1,668
Other (income) expenses	—	(234)	(234)
	$654	$2,264	$2,918

	Nine Months Ended September 30, 2024
	Severance and Employee-Related Costs	Accelerated Depreciation	Facility and Other Exit Costs	Total
	(Amounts in thousands)
Cost of goods sold	$876	$19	$1,661	$2,556
Research and development	449	—	—	449
Selling, general and administrative	1,486	—	1,054	2,540
Other (income) expenses	—	—	(234)	(234)
	$2,811	$19	$2,481	$5,311

	Three and Nine Months Ended September 30, 2023
	Severance and Employee-Related Costs	Inventory Write-Off	Accelerated Depreciation	Facility and Other Exit Costs	Total
	(Amounts in thousands)
Cost of goods sold	$1,654	$17,185	$3,788	$84	$22,711
Research and development	34	—	1	—	35
Selling, general and administrative	1,142	—	27	97	1,266
	$2,830	$17,185	$3,816	$181	$24,012

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

The inventory write-off in 2023 includes the impact of the Company discontinuing the sale of certain product SKUs and the impact of having proactively secured materials during the COVID-19 Period to meet accelerated demand during a challenging supply chain environment in the industry. Where demand has reduced, finished goods and raw materials, the value of which exceeded the projected requirements to be used before reaching their expiration date, were written down to their realizable value. The 2023 Restructuring Plan also includes the closing of manufacturing facilities and production lines, which include inventory that could not be re-purposed.

Non-cash charges for accelerated depreciation were recognized on long-lived assets that were taken out of service before the end of their normal service due to the shutdown of manufacturing facilities and production lines, in which case depreciation estimates were revised to reflect the use of the assets over their shortened useful life.

The restructuring accrual is included in accrued liabilities in the condensed consolidated balance sheet as of September 30, 2024. Activity related to the Restructuring Plan for the nine months ended September 30, 2024 was as follows (amounts in thousands):

	Restructuring Liability December 31, 2023	Restructuring Costs	Amounts Paid in 2024	Noncash Restructuring Items	Restructuring Liability September 30, 2024

Severance & employee-related costs	$464	$2,811	$(3,030)	$(49)	$196
Accelerated depreciation	—	19	—	(19)	—
Facility and other exit costs	—	2,481	(2,715)	234	—
Total	$464	$5,311	$(5,745)	$166	$196

6.
Revenue Recognition

Disaggregation of Revenue

Revenues for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Amounts in thousands)
				(As Restated)
Product revenue	$154,834	$141,156	$466,784	$465,630
Royalty and other income	37	36	108	111
Total revenue	$154,871	$141,192	$466,892	$465,741

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

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30,	December 31,
	2024	2023
		(As Restated)
Balances from contracts with customers only:
Accounts receivable	$129,026	$124,161
Deferred revenue (included in accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheets)	$16,884	$17,536
Revenue recognized during periods presented relating to:
The beginning deferred revenue balance	$15,365	$18,751

The timing of revenue recognition, billings and cash collections results in the accounts receivable and deferred revenue balances on the Company’s condensed consolidated balance sheets.

7.
Goodwill and Intangible Assets

Goodwill

The following table represents the change in the carrying value of goodwill for the nine months ended September 30, 2024 (amounts in thousands):

Balance at December 31, 2023	$987,120
Measurement period adjustment - Metenova	(56)
Cumulative translation adjustment	556
Balance at September 30, 2024	$987,620

The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three and nine months ended September 30, 2024.

Intangible assets (As Restated)

Indefinite-lived intangible assets are reviewed for impairment at least annually. There has been no impairment of the Company’s intangible assets for the periods presented.

Intangible assets, net, consisted of the following at September 30, 2024:

	September 30, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology – developed	$256,482	$(56,803)	$199,679	16
Patents	240	(240)	—	8
Customer relationships	270,049	(97,210)	172,839	15
Trademarks	8,757	(2,183)	6,574	19
Other intangibles	3,917	(2,955)	962	3
Total finite-lived intangible assets	539,445	(159,391)	380,054	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$540,145	$(159,391)	$380,754

Intangible assets, net, consisted of the following at December 31, 2023:

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:	(As Restated)	(As Restated)	(As Restated)
Technology – developed	$256,536	$(44,633)	$211,903	16
Patents	240	(240)	—	8
Customer relationships	269,949	(83,963)	185,986	15
Trademarks	8,757	(1,789)	6,968	19
Other intangibles	3,914	(2,514)	1,400	3
Total finite-lived intangible assets	539,396	(133,139)	406,257	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$540,096	$(133,139)	$406,957

Amortization expense for finite-lived intangible assets was $8.6 million and $7.6 million for each of the three months ended September 30, 2024 and 2023, respectively, and $26.0 million and $22.8 million for each of the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company expects to record the following amortization expense in future periods (amounts in thousands):

Estimated
Amortization
For the Years Ended December 31,	Expense
2024 (remaining three months)	$8,620
2025	34,354
2026	34,000
2027	33,965
2028	33,863
2029 and thereafter	235,252
Total	$380,054

8.
Consolidated Balance Sheet Detail

Inventories, net

Inventories, net consists of the following:

	September 30,	December 31,
	2024	2023
	(Amounts in thousands)
Raw materials	$106,843	$123,598
Work-in-process	6,794	4,492
Finished products	68,828	74,231
Total inventories, net	$182,465	$202,321

Assets held for sale

During the first quarter of 2024, the Company’s management decided it would explore a sale of the Company’s property located at 119 Fredon Springdale Road, Fredon, New Jersey (the “BioFlex Property”) and engaged a broker to assist with the sale process. As a result of these actions, the Company determined that the sale of the BioFlex Property met the criteria to be classified as assets held-for-sale pursuant to ASC 360, “Impairment and Disposal of Long-Lived Assets” beginning in the first quarter of 2024. The Company recorded $1.0 million in assets held for sale in our condensed consolidated balance sheet at the end of the first and second quarters of 2024. The sale of the BioFlex Property closed on August 2, 2024 and the Company recorded a gain of $0.2 million on the sale of the BioFlex Property to its condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2024.

Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	September 30,	December 31,
	2024	2023
	(Amounts in thousands)
Land	$893	$992
Buildings	725	1,667
Leasehold improvements	142,506	126,663
Equipment	120,029	114,606
Furniture, fixtures and office equipment	10,035	9,077
Computer hardware and software	40,790	35,528
Construction in progress	40,241	47,086
Other	488	544
Total property, plant and equipment	355,707	336,163
Less - Accumulated depreciation	(153,124)	(128,723)
Total property, plant and equipment, net	$202,583	$207,440

Accrued liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2024	2023
	(Amounts in thousands)
		(As Restated)
Employee compensation	$28,104	$16,660
Deferred revenue	16,446	17,067
Income taxes payable	148	6,814
Other	16,204	16,772
Total accrued liabilities	$60,902	$57,313

9.
Convertible Senior Notes

The carrying value of the Company's Convertible Senior Notes is as follows:

	September 30, 2024	December 31, 2023
	(Amounts in thousands)
1.00% Convertible Senior Notes due 2028:
Principal amount	$600,000	$600,000
Unamortized debt discount	(71,261)	(81,457)
Unamortized debt issuance costs	(7,132)	(8,400)
Carrying amount - Convertible Senior Notes due 2028, net	$521,607	$510,143
0.375% Convertible Senior Notes due 2024:
Principal amount	$—	$69,700
Unamortized debt issuance costs	—	(248)
Carrying amount - Convertible Senior Notes due 2024, net	$—	$69,452

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

The Company evaluated the Exchange Transaction and determined approximately $29.6 million of the $217.7 million principal of the exchanged 2019 Notes should be accounted for as extinguishments of debt and approximately $188.1 million should be accounted for as modification of debt. As a result, the Company recognized a $12.7 million loss on extinguishments of debt in its consolidated statements of comprehensive income (loss) for the year ended December 31, 2023, inclusive of $0.1 million of unamortized debt issuance costs. Under debt modification accounting, the carrying amount of the modified 2019 Notes was reduced by $2.8 million, with a corresponding increase to additional paid-in capital, to account for the increase in the fair value of the embedded conversion option, representing a debt discount of the modified 2019 Notes. The aggregate debt discount of $71.3 million as of September 30, 2024, comprised of $68.9 million increase in principal of the modified 2019 Notes and a $2.4 million increase in the fair value of the embedded conversion option. The aggregate debt discount of $81.5 million as of December 31, 2023, comprised of $78.7 million increase in principal of the modified 2019 Notes and a $2.8 million increase in the fair value of the embedded conversion option. These amounts are presented as a direct reduction from the carrying value of the convertible debt in their respective periods presented in our condensed consolidated balance sheets. This amount is being accreted into interest expense in the condensed consolidated statements of comprehensive income (loss) using the effective interest method over the term of the 2023 Notes.

Proceeds from the Subscription Transactions were $276.1 million, net of debt issuance costs of $13.9 million. The Exchange Transaction resulted in $6.2 million of the debt issuance costs related to the modified 2019 Notes, which were expensed as incurred in accordance with debt modification accounting, and $7.7 million of deferred debt issuance costs related to the 2023 Notes, which were recorded as a direct deduction to the carrying value of the 2023 Notes on the Company’s condensed consolidated balance sheets. The Company is amortizing the $7.7 million of debt issuance costs of the 2023 Notes into amortization of debt issuance costs in the Company’s condensed consolidated statements of comprehensive income (loss) over the remaining term of the 2023 Notes. The carrying value of the 2023 Notes of $521.6 million and $510.1 million is included in long-term debt on the Company's condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

The Company used $14.4 million of the proceeds from the Subscription Transactions to repurchase shares of its common stock from certain purchasers of the 2023 Notes. For more information regarding this repurchase, see Note 13, “Stockholders’ Equity - Share Repurchases” included in Part II, Item 8, “Financial Statements and Supplementary Data,” to the Company's Form 10-K/A. The Company also used a portion of the proceeds to finance in part, the settlement upon redemption of the remaining 2019 Notes at maturity. The remainder of the proceeds will be used for working capital.

The 2023 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 1.00% per year. Interest is payable semi-annually in arrears on each of June 15 and December 15, which commenced on June 15, 2024. The 2023 Notes will mature on December 15, 2028, unless earlier redeemed, repurchased or converted. During the third quarter of 2024, the closing price of the Company’s common stock did not exceed 130% of the conversion price of the 2023 Notes for more than 20 trading days of the last 30 consecutive trading of the quarter. As a result, the 2023 Notes are not convertible at the option of the holders of the 2023 Notes during the fourth quarter of 2024, the quarter immediately following the quarter when the conditions are met, as stated in the indenture governing the 2023 Notes. Because the 2023 Notes were not convertible as of September 30, 2024, the Company continues to classify the carrying value of the 2023 Notes of $521.6 million as noncurrent liabilities on the Company’s condensed consolidated balance sheet at September 30, 2024. The initial conversion rate for the 2023 Notes is 4.9247 shares of the Company’s common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of $203.06 per share and represents a 30% premium over the last reported sale price of $156.20 per share on December 6, 2023, the date on which the 2023 Notes were priced. Prior to the close of business on the business day immediately preceding September 15, 2028, the 2023 Notes will be convertible at the option of the holders of 2023 Notes only upon the satisfaction of the specified conditions mentioned above and during certain quarters commencing after the calendar quarter ending on March 31, 2024, into cash up to their principal amount, and into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, for the conversion value above the principal amount, if any. Thereafter until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2023 Notes will be convertible at the option of the holders of 2023 Notes at any time regardless of these conditions. The Company may redeem for cash, all or a portion of the 2023 Notes, at its option, on or after December 18, 2026 and prior to the 21st scheduled trading day immediately preceding the maturity date at a redemption price of 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date, if certain conditions are met in accordance to the 2023 Notes Indenture. For more information on the 2023 Notes, see Note 15, “Convertible Senior Notes,” included in Part II, Item 8, “Financial Statements and Supplementary Data,” to the Company’s Form 10-K/A.

The following table sets forth total interest expense recognized related to the 2023 Notes for the three and nine months ended September 30, 2024 for which there were no comparable amounts for the same periods of 2023:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
	(Amounts in thousands, except percentage data)
Contractual interest expense – 2023 Notes	$1,500	$4,500
Amortization of debt discount – 2023 Notes	3,473	10,197
Amortization of debt issuance costs – 2023 Notes	410	1,190
Total	$5,383	$15,887
Effective interest rate of the liability component	4.39%	4.39%

At September 30, 2024 and December 31, 2023, the carrying value of the 2023 Notes was $521.6 million and $510.1 million, respectively, net of unamortized discount, and the fair value of the 2023 Notes was $553.3 million and $596.0 million, respectively. The fair value of the 2023 Notes was determined based on the most recent trade activity of the 2023 Notes at September 30, 2024 and December 31, 2023.

0.375% Convertible Senior Notes due 2024

The Company issued $287.5 million aggregate principal amount of the 2019 Notes on July 19, 2019 in a transaction which included the underwriters’ exercise in full of an option to purchase an additional $37.5 million aggregate principal amount of the 2019 Notes (the “Notes Offering”). The net proceeds of the Notes Offering, after deducting underwriting discounts and commissions and other related offering expenses payable by the Company, were approximately $278.5 million. Immediately following the closing of the Exchange Transaction mentioned above, $69.7 million in aggregate principal amount of the 2019 Notes remained outstanding as of December 31, 2023. During 2024, $0.2 million aggregate principal amount of the 2019 Notes converted, bringing the remaining outstanding 2019 Notes to $69.5 million in aggregate principal amount. The remaining 2019 Notes matured and were paid off in full on July 15, 2024. As mentioned above, the Company used net proceeds from the Exchange Transaction to fund the repayment of the 2019 Notes at maturity and to pay accrued and unpaid interest with respect to such notes. The Company irrevocably elected to settle the conversion of the 2019 Notes using a combination of cash and the Company’s common stock, settling the par value of the 2019 Notes in cash and any excess conversion premium in shares. In connection with the conversion, the Company paid $69.6 million in cash, which included principal and accrued interest, and issued 100,942 shares of the Company’s common stock representing the conversion premium. For more information on the 2023 Notes, see Note 15, “Convertible Senior Notes,” included in Part II, Item 8, “Financial Statements and Supplementary Data,” to the Company’s Form 10-K/A.

The following table sets forth total interest expense recognized related to the 2019 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Amounts in thousands, except percentage data)
Contractual interest expense – 2019 Notes	$11	$269	$141	$808
Amortization of debt issuance costs – 2019 Notes	19	459	243	1,373
Total	$30	$728	$384	$2,181
Effective interest rate of the liability component	1.00%	1.00%	1.00%	1.00%

At December 31, 2023, the carrying value of the 2019 Notes was $69.5 million, net of unamortized discount, and the fair value of the 2019 Notes was $109.8 million. The fair value of the 2019 Notes was determined based on the most recent trade activity of the 2019 Notes at December 31, 2023.

10.
Stockholders’ Equity

Stock Option and Incentive Plans

Under the Company’s current 2018 Stock Option and Incentive Plan (the “2018 Plan”), the number of shares of the Company’s common stock that were reserved and available for issuance is 2,778,000, plus the number of shares of common stock that were available for issuance under the Company’s previous equity plans. The shares of common stock underlying any awards under the 2018 Plan and previous equity plans (together, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At September 30, 2024, 1,487,289 shares were available for future grants under the 2018 Plan.

Former Chief Executive Officer Accounting Modifications

On June 12, 2024, upon approval by the Board, the Company entered into the Fourth Amended and Restated Employment Agreement (the “Transition Agreement”) with the Company's former Chief Executive Officer (“CEO”), Tony J. Hunt, which amends and restates Mr. Hunt's Third Amended and Restated Employment Agreement with the Company dated as of May 26, 2022. Under the terms of the Transition Agreement, Mr. Hunt relinquished his position as the Company's CEO effective September 1, 2024 (the “Transition Date”) and transitioned to a new role as Executive Chair of the Board beginning on the Transition Date (the “CEO Transition”). It is anticipated that Mr. Hunt will continue to be involved in the business as the Executive Chair of the Board until March 2026 and will continue to be employed by the Company as an advisor thereafter, until March 2027.

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

Although Mr. Hunt’s unvested equity awards continue to vest in accordance with their original terms and there has been no amendment to Mr. Hunt’s outstanding equity awards other than the 2024 Award Amendment, the Company determined that under ASC 718, ”Compensation - Stock Compensation”, the CEO Transition represented a significant reduction in Mr. Hunt’s operating role with the Company for accounting purposes. This determination resulted in a Type III accounting modification of certain of Mr. Hunt’s unvested stock awards (improbable to probable) under ASC 718 (the “Equity Modification”) on June 12, 2024. As a result, for accounting purposes only, Mr. Hunt’s unvested awards were deemed cancelled and a new grant issued for his unvested shares with the value of these awards recalculated using a price of $136.00 per share, which was the opening stock price of the first day of trading following the public announcement of the CEO Transition.

As a result of the Equity Modification, the Company recognized stock-based compensation expense for the modified awards of $22.4 million over the remaining requisite service period, which the Company determined to be between June 13, 2024 and September 1, 2024 and represented the remaining service period of Mr. Hunt’s role as CEO.

The Company determined that the PSUs granted to Mr. Hunt in 2022 and 2023 should be accounted for as a Type IV accounting modification (improbable to improbable) in accordance with ASC 718, because vesting conditions before and after June 12, 2024 were improbable of being achieved.

As a result of the Equity Modification and the forfeiture of the pro-rata portion of Mr. Hunt’s 2024 Grants, the Company recognized $17.4 million and $22.4 million of incremental stock-based compensation expense for the three and nine months ended September 30, 2024.

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

Stock-Based Compensation

The following table presents stock-based compensation expense in the Company’s condensed consolidated statements of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Amounts in thousands)
Cost of goods sold	$396	$393	$1,498	$1,506
Research and development	887	700	2,335	2,095
Selling, general and administrative(1)	21,772	5,280	37,878	15,509
Total stock-based compensation	$23,055	$6,373	$41,711	$19,110

(1)
Selling, general and administrative stock-based compensation for the three and nine months ended September 30, 2024 includes $17.4 million and $22.4 million of expense related to the Equity Modification discussed above.

Stock Options

Information regarding option activity for the nine months ended September 30, 2024 under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2023	649,130	$85.97
Granted	77,014	$175.60
Exercised	(43,725)	$54.11
Forfeited/expired/cancelled(1)	(32,027)	$195.78
Options outstanding at September 30, 2024	650,392	$93.31
Options exercisable at September 30, 2024	398,851	$76.47
Vested and expected to vest at September 30, 2024(2)	644,688	$92.66	5.31	$43,311

(1)
Includes 13,057 options forfeited pursuant to the 2024 Award Amendment discussed above under “Chief Executive Officer Accounting Modifications”.
(2)
Represents the number of vested options as of September 30, 2024 plus the number of unvested options expected to vest as of September 30, 2024 based on the unvested outstanding options at September 30, 2024 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on September 30, 2024, the last business day of the third quarter of 2024, of $148.82 per share and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on September 30, 2024. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2024 and 2023 was $4.7 million and $3.4 million, respectively.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2024 and 2023 was $89.09 and $85.70, respectively.

Stock Units

The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant. The Company recognizes expense on awards with service-based vesting over the employee’s requisite service period on a straight-line basis. The Company recognizes expense on performance-based awards over the vesting period based on the probability that the performance metrics will be achieved. Information regarding stock unit activity, which includes activity for restricted stock units and performance stock units, for the nine months ended September 30, 2024 under the Plans is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	474,320	$155.59
Awarded	221,584	$180.02
Vested(1)	(137,072)	$144.80
Forfeited/cancelled(2)	(82,452)	$190.45
Unvested at September 30, 2024	476,380	$164.04
Vested and expected to vest at September 30, 2024(3)	415,171	$162.37

(1)
Includes 1,462 stock units that had vested but not settled as of September 30, 2024.
(2)
Includes 13,146 RSUs and 6,573 PSUs forfeited pursuant to the 2024 Award Amendment discussed above under ”Chief Executive Officer Accounting Modifications”.
(3)
Represents the number of vested stock units as of September 30, 2024 plus the number of unvested stock units expected to vest as of September 30, 2024 based on the unvested outstanding stock units at September 30, 2024 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value of stock units vested during the nine months ended September 30, 2024 and 2023 was $25.1 million and $32.3 million, respectively.

The weighted average grant date fair value of stock units granted during the nine months ended September 30, 2024 and 2023 was $180.02 and $174.86, respectively.

As of September 30, 2024, there was $62.1 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.82 years. The Company expects 2,300,804 unvested options and stock units to vest over the next five years.

11.
Commitments and Contingencies

Collaboration Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements that require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. Research and development expenses associated with license agreements were immaterial amounts for the three and nine months ended September 30, 2024 and 2023.

In June 2018, the Company secured an agreement with Navigo Proteins GmbH (“Navigo”) for the exclusive co-development of multiple affinity ligands for which the Company holds commercialization rights. The Company is manufacturing and supplying the first of these ligands, NGL-Impact®, exclusively to Purolite Life Sciences, an Ecolab Inc. company (“Purolite”), who is pairing the Company’s high-performance ligand with Purolite’s agarose jetting base bead technology used in their Jetted A50 Protein A resin product. The Company also signed a long-term supply agreement with Purolite for NGL-Impact and other potential additional affinity ligands that may advance from the Company’s Navigo collaboration. In September 2020, the Company and Navigo successfully completed co-development of an affinity ligand targeting the SARS-CoV-2 spike protein, that was used in the purification of vaccines for the COVID-19 pandemic, including emerging variants of the SARS-CoV-2 coronavirus. The Company has proceeded with scaling up and manufacturing this ligand and the development and validation of the related affinity chromatography resin, which is marketed by the Company. In September 2021, the Company and Navigo successfully completed co-development of a novel affinity ligand that addresses aggregation issues associated with pH sensitive antibodies and Fc-fusion proteins. The Company is manufacturing and supplying this ligand, NGL-Impact® HipH, to Purolite. The Navigo and Purolite agreements are supportive of the Company’s strategy to secure and reinforce the Company’s proteins business. The Company made royalty payments to Navigo of $1.1 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and payments of $2.9 million and $3.1 million for the nine months ended September 30, 2024 and 2023, respectively.

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

12.
Income Taxes (As Restated)

For the three and nine months ended September 30, 2024, the Company recorded an income tax benefit of $(0.5) million and an income tax expense of $3.2 million, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2024 was 43.0% and 27.8%, respectively, compared to (48.7%) and 5.1% for the corresponding periods in the prior year.

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

13.
Earnings Per Share

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Amounts in thousands, except per share data)
Numerator:		(As Restated)		(As Restated)
Net (loss) income	$(654)	$16,923	$8,355	$52,046

Denominator:
Weighted average shares used in computing net (loss) income per share - basic	56,012	55,766	55,896	55,688
Effect of dilutive shares:
Options and stock units	—	439	419	469
Convertible senior notes(1)	—	735	—	776
Dilutive potential common shares	—	1,174	419	1,245
Denominator for diluted (loss) earnings per share - adjusted weighted average shares used in computing earnings per share - diluted	56,012	56,940	56,315	56,933

(Loss) earnings per share:
Basic	$(0.01)	$0.30	$0.15	$0.93
Diluted	$(0.01)	$0.30	$0.15	$0.91
(1)
Represents the dilutive impact for the Company's 2019 Notes. As of September 30, 2024, the if-converted value is less than the outstanding principal of the 2023 Notes and are therefore anti-dilutive. Refer to Note 9, "Convertible Senior Notes," above for more information.

As the Company was in a net loss position for the three months ended September 30, 2024, 358,372 shares of potentially dilutive options and stock units are considered anti-dilutive for the three months ended September 30, 2024. For the three and nine months ended September 30, 2024, 491,206 shares and 404,989 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted (loss) earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive. Comparatively, for the three and nine months ended September 30, 2023, 301,404 shares and 328,179 shares, respectively, were considered anti-dilutive.

In July 2019, the Company issued $287.5

million aggregate principal amount of its 2019 Notes. As provided by the terms of the Second Supplemental Indenture underlying the 2019 Notes, upon conversion of the 2019 Notes, the Company will use a combination of cash and shares of the Company's common stock, settling the par value of the 2019 Notes in cash and any excess conversion premium in shares. On December 14, 2023, the Company exchanged, in a privately negotiated exchange, $309.9 million principal amount of 2023 Notes for $217.7 million principal amount of 2019 Notes and issued $290.1 million aggregate principal amount of 2023 Notes for $290.1 million in cash. Immediately following the closing of the Exchange Transaction mentioned above, $69.7 million in aggregate principal amount of the 2019 Notes remained outstanding as of December 31, 2023 with terms unchanged. During 2024, $0.2 million aggregate principal amount converted, bringing the remaining outstanding 2019 Notes to $69.5 million in aggregate principal amount. The remaining 2019 Notes matured and were paid off in full on July 15, 2024.

As mentioned above and as provided by the terms of the Second Supplemental Indenture underlying the 2019 Notes, the Company irrevocably elected to settle the conversion obligation for the 2019 Notes in a combination of cash and shares of the Company’s common stock. This means the Company settled the par value of the 2019 Notes in cash and any excess conversion premium in shares. The Company is required to reflect the dilutive effect of the convertible securities by application of the “if-converted” method, which means the denominator of the EPS calculation would include the total number of shares assuming the 2019 Notes had been fully converted at the beginning of the period. Accordingly, the par value of the 2019 Notes was not included in the calculation of diluted earnings per share, but the dilutive effect of the conversion premium was considered in the calculation of diluted earnings per share for any period the 2019 Notes were not matured, using the treasury stock method. The dilutive impact of the 2019 Notes was based on the difference between the Company’s current period average stock price and the conversion price of the 2019 Notes, provided there was a premium. Because the remaining 2019 Notes were redeemed at September 30, 2024 as mentioned above, there was no dilutive effect of the conversion premium included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, the dilutive effect of the conversion premium included in the calculation of diluted earnings was 735,150 shares and 776,339 shares, respectively.

14.
Related Party Transactions

Certain facilities leased by our subsidiary, Spectrum LifeSciences LLC (“Spectrum”) are owned by the Roy Eddleman Living Trust (the “Trust”). As of September 30, 2024, the Trust owned greater than 5% of the Company’s outstanding shares. Therefore, the Company considers the Trust to be a related party. The lease amounts paid to the Trust were negotiated in connection with the acquisition of Spectrum. The Company incurred rent expense totaling $0.1 million for each of the three months ended September 30, 2024 and 2023 related to these leases and incurred $0.5 million for each of the nine months ended September 30, 2024 and 2023.

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

The following table represents the Company’s total revenue by customers’ geographic locations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
				(As Restated)
Revenue by customers' geographic locations:
North America	51%	49%	50%	46%
Europe	33%	34%	35%	34%
APAC/Other	16%	17%	15%	20%
Total revenue	100%	100%	100%	100%

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings, and credit exposure to any one issue, issuer (with the exception of U.S. Treasury obligations) and type of instrument is limited. At September 30, 2024 and December 31, 2023, the Company had no investments associated with foreign exchange contracts, options contracts or other foreign hedging arrangements.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

There was no revenue from customers that represented 10% or more of the Company's total revenue for the three and nine months ended September 30, 2024 and 2023.

No accounts receivable balance from a specific customer represented 10% or more of the Company's total trade accounts receivable at September 30, 2024 and December 31, 2023.

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

Restatement

As previously described in the Note 1 to our unaudited condensed consolidated financial statements, we have restated our previously issued unaudited condensed consolidated financial statements and related notes as of December 31, 2023 and for the three and nine months ended September 30, 2023. As a result, the previously reported financial information as of December 31, 2023 and for the three and nine months ended September 30, 2023 in this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been updated to reflect the relevant restatement. Refer to Note 1 in our unaudited condensed consolidated financial statements for additional information related to the restatement, including descriptions of the adjustments and the impacts on our unaudited condensed consolidated financial statements.

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

Revenues (As Restated)

Total revenue for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:						(As Restated)
Products	$154,834	$141,156	$13,678	9.7%	$466,784	$465,630	$1,154	0.2%
Royalty and other	37	36	1	2.8%	108	111	(3)	(2.7%)
Total revenue	$154,871	$141,192	$13,679	9.7%	$466,892	$465,741	$1,151	0.2%

Product revenues

During the three and nine months ended September 30, 2024, product revenue increased by $13.7 million, or 9.7%, and $1.2 million, or 0.2%, respectively, as compared to the same periods of 2023. The increase in the three-month period is mainly due to the increase in revenue of $12.3 million from our filtration franchise. The increase in the nine-month period is primarily driven by growth in our filtration franchise of $27.5 million, offset by decreasing revenue in our Proteins and Chromatography franchises of $21.9 million and $6.6 million, respectively.

Royalty and other revenues

Royalty and other revenues in the three and nine months ended September 30, 2024 and 2023 relate to royalties received from a third-party systems manufacturer associated with our OPUS® chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partners.

Costs of goods sold and operating expenses (As Restated)

Total costs and operating expenses for the three and nine months ended September 30, 2024 and 2023 were comprised of the following:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
		(As Restated)				(As Restated)
Cost of goods sold	$77,383	$104,634	$(27,251)	(26.0%)	$231,088	$265,786	$(34,698)	(13.1%)
Research and development	9,710	10,577	(867)	(8.2%)	31,523	32,437	(914)	(2.8%)
Selling, general and administrative	75,610	55,582	20,028	36.0%	202,894	160,954	41,940	26.1%
Contingent consideration	—	(34,292)	34,292	(100.0%))	—	(31,266)	31,266	(100.0%)
Total costs and operating expenses	$162,703	$136,501	$26,202	19.2%	$465,505	$427,911	$37,594	8.8%

Cost of goods sold

Cost of goods sold decreased $27.3 million, or 26.0%, and $34.7 million, or 13.1% for the three and nine months ended September 30, 2024, compared to the same periods of 2023.

During the three and nine months ended September 30, 2023, the Company incurred specific restructuring charges, including a $17.2 million inventory write-off to adjust inventory to net realizable value, a $3.8 million charge for accelerated depreciation on equipment related to manufacturing facilities to be closed and $3.0 million in severance and other charges, as a result of the restructuring activities, which commenced in July 2023, for a total of $24.0 million. See Note 5, “Restructuring Plan” for more information on the Restructuring Plan. Cost of goods decreased further due to less materials consumed in the production process and reduction in overhead costs as a direct result of the restructuring activities.

For the three months ended September 30, 2024, excluding the impact of the restructuring charges accounted for in the three months ended September 30, 2023, material and overhead costs decreased by $5.0 million and labor costs increased by $1.7 million, compared to the same period in 2023. For the nine months ended September 30, 2024, excluding the impact of the restructuring charges accounted for in the three months ended September 30, 2023, material and overhead costs and labor costs decreased by $10.0 million and $0.7 million, respectively.

Gross margin was 50.0% and 25.9% in the three months ended September 30, 2024 and 2023, respectively and gross margin was 50.5% and 42.9% in the nine months ended September 30, 2024 and 2023, respectively. The primary driver of the margin improvement is the non-recurring restructuring charges incurred in the prior year, discussed earlier. In addition, we benefited from higher volume and year-over-year productivity, with some offset from inflation.

Research and development expenses

Research and development (“R&D”) expenses are related to the development of products supporting bioprocessing operations. The expenses include personnel compensation, supplies, and other research expenses. Due to the fact that these various programs share personnel and fixed costs, we have not provided historical costs incurred by project.

R&D expenses decreased $0.9 million, or 8.2%, during the three months ended September 30, 2024, compared to the same period of 2023. The decrease is primarily due to the reduction in product development and R&D research services of $0.6 million.

R&D expenses decreased $0.9 million, or 2.8%, during the nine months ended September 30, 2024, as compared to the same period of 2023, due to the reduction in R&D research services of $1.6 million and laboratory and other R&D supplies of $1.2 million, offset by increased payroll and consulting costs of $1.5 million.

R&D expense also includes payments made to expand our proteins product offering through our agreement with Navigo Proteins GmbH (“Navigo”). Such expenses were $1.1 million and $2.9 million for the three and nine months ended September 30, 2024, as compared to $0.8 million and $3.1 million, respectively, for the same periods in 2023, in the form of milestone payments to Navigo.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts. It also includes legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

SG&A costs increased by $20.0 million, or 36.0%, during the three months ended September 30, 2024 and increased $41.9 million, or 26.1%, during the nine months ended September 30, 2024, as compared to the same periods of 2023.

One of the primary drivers of this increase was the incremental stock compensation expense of $17.4 million for the three months ended September 30, 2024 and $22.4 million for the nine months ended September 30, 2024, associated with the modification of our former Chief Executive Officer’s (“CEO”) unvested equity awards resulting from the announcement of his transition from CEO to Executive Chair of our Board, which was announced on June 12, 2024 and effective September 1, 2024. For more information on the former CEO’s transition to Executive Chair of our Board, see Note 10, “Stockholders’ Equity - Chief Executive Officer Accounting Modifications” included in this report.

Excluding the impact of the incremental stock compensation expense mentioned above, SG&A expenses for the three months ended September 30, 2024 increased by $2.6 million which is predominantly driven by increased incentive and commission expenses of $2.1 million and incremental intangible asset amortization of $1.0 million.

Excluding the impact of the incremental stock compensation expense mentioned above, SG&A expenses for the nine months ended September 30, 2024 increased by $19.5 million which is predominantly driven by increased incentive and commission expenses of $9.8 million, incremental salary expense of $5.2 million and incremental intangible asset amortization of $3.2 million.

The increase in SG&A costs also reflects the results of the operations of FlexBiosys and Metenova, which have been included in our consolidated results of operations since the acquisition dates in April 2023 and October 2023, respectively.

Contingent consideration

Contingent consideration expense represents the change in fair value of the contingent consideration obligation included in current and noncurrent contingent consideration on the condensed consolidated balance sheets as of the end of each period. Remeasurement of the contingent consideration obligation is done each quarter and the carrying value of the obligation is adjusted to the current fair value through our condensed consolidated statements of comprehensive income (loss). Expected results and a change in market inputs used to calculate the discount rate, resulted in a change reported for the three and nine months ended September 30, 2023 of $(34.3) million and $(31.3) million, respectively. No adjustment was recorded for the three and nine months ended September 30, 2024 as management’s assessment was that the balances of the contingent consideration obligations already represented fair value.

Other income, net

The table below provides detail regarding our other income, net:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
		(As Restated)				(As Restated)
Investment income	$9,130	$6,662	$2,468	37.0%	$27,534	$18,112	$9,422	52.0%
Interest expense	(5,122)	(408)	(4,714)	1155.4%	(15,269)	(1,227)	(14,042)	1144.4%
Amortization of debt issuance costs	(429)	(459)	30	(6.5%)	(1,432)	(1,373)	(59)	4.3%
Other (expenses) income	3,104	895	2,209	246.8%	(647)	1,500	(2,147)	(143.1%)
Total other income, net	$6,683	$6,690	$(7)	(0.1%)	$10,186	$17,012	$(6,826)	(40.1%)

Investment income

Investment income includes income earned on invested cash balances. Our investment income increased by $2.5 million and $9.4 million for the three and nine months ended September 30, 2024, as compared to the same periods of 2023 due to an increase in interest rates on higher average invested cash balances since September 30, 2023. Offsetting this increase was a decrease in interest earned on U.S. treasury bills purchased at the end of 2022, for which there was no comparable amount recorded in 2024. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Interest expense

Interest expense for the three and nine months ended September 30, 2024 is primarily from contractual coupon interest on the convertible debt outstanding as of September 30, 2024. On December 14, 2023, we entered into a privately negotiated exchange and subscription agreement with certain holders of our 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”) and certain new investors pursuant to which we issued $600.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “2023 Notes”). Interest expense of the 2019 Notes for the three months ended September 30, 2024 was immaterial. Interest expense for the nine months ended September 30, 2024 was $0.1 million of interest on the 2019 Notes, compared to $0.3 million and $0.8 million, respectively of interest expense on the 2019 Notes in the same periods of 2023. Interest expense for the three and nine months ended September 30, 2024 also includes $1.5 million and $4.5 million, respectively, of contractual coupon interest on the 2023 Notes as well as $3.5 million and $10.2 million, respectively, in accretion of the $82.1 million debt discount on the modified notes, which includes the accretion of an increase in principal and the accretion of increased fair value of the conversion option for the three and nine months ended September 30, 2024, for which there were no comparable costs in the same periods of 2023. See Note 9, “Convertible Senior Notes,” to our condensed consolidated financial statements included in this report for more information on this transaction.

Amortization of debt issuance costs

Transaction costs related to the issuance of the 2019 Notes and the 2023 Notes are amortized to amortization of debt issuance costs on the condensed consolidated statements of comprehensive income (loss). For the nine months ended September 30, 2024, amortization of debt issuance costs included $0.2 million of amortization of costs related to the 2019 Notes. For the three and nine months ended September 30, 2024, amortization of debt issuance costs included $0.4 million and $1.2 million, respectively, of amortization of costs related to the 2023 Notes. For the three and nine months ended September 30, 2023, amortization of debt issuance costs included $0.5 million and $1.4 million, respectively, of amortization related to the 2019 Notes.

Other (expenses) income

The change in other (expenses) income for the three and nine months ended September 30, 2024, compared to the same periods of 2023, is primarily attributable to realized and unrealized foreign currency gains and losses related to transactions with customers and vendors, as well as the revaluation impact of intercompany loans with subsidiaries.

Income tax provision (As Restated)

Income tax provision for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
		(As Restated)				(As Restated)
Income tax provision	$(495)	$(5,542)	$5,047	(91.1%)	$3,218	$2,796	$422	15.1%
Effective tax rate	43.0%	(48.7%)			27.8%	5.1%

For the three and nine months ended September 30, 2024, we recorded an income tax benefit of $(0.5) million and an income tax expense of $3.2 million, respectively. The effective tax rate was 43.0% and 27.8% for the three and nine months ended September 30, 2024, respectively, and is based upon the estimated income for the year ending December 31, 2024 and the composition of income in different jurisdictions. The difference in effective tax rates between the periods was primarily due to lower income before income taxes, nondeductible stock compensation and nonrecurring tax benefits from nontaxable contingent consideration and a deductible foreign exchange loss on certain long-term intercompany debt. Our effective tax rates for the three and nine months ended September 30, 2024 were higher than the U.S. statutory rate of 21% primarily due to nondeductible stock compensation partially offset by stock windfall tax benefits.

For the three and nine months ended September 30, 2023, we recorded an income tax benefit of $(5.5) million and an income tax expense of $2.8 million, respectively. The effective tax rate was (48.7%) and 5.1% for the three and nine months ended September 30, 2023, respectively, and is based upon the estimated income for the year ending December 31, 2023 and the composition of income in different jurisdictions. The difference in effective tax rates between the periods was primarily due to lower income before income taxes and increased benefits from business tax credits, nontaxable contingent consideration and a deductible foreign exchange loss on certain long-term intercompany debt, partially offset by lower foreign-derived intangible income and nondeductible executive compensation. Our effective tax rates for three and nine months ended September 30, 2023 were lower than the U.S. statutory rate of 21% primarily due to business tax credits, foreign-derived intangible income, windfall tax benefits on stock option exercise and the vesting of stock units, nontaxable contingent consideration and a deductible foreign exchange loss on certain long-term intercompany debt.

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

Liquidity and Capital Resources (Restated)

We have financed our operations primarily through revenues derived from product sales, the issuance of the 2019 Notes in July 2019, the 2023 Notes in December 2023 and the issuance of common stock in our December 2020, July 2019 and May 2019 public offerings. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Subsequently, the U.S. Treasury, Federal Reserve and FDIC announced that SVB depositors would have access to all of their money. We have a banking relationship with SVB and hold cash, cash equivalents and marketable securities of $0.3 million as of September 30, 2024 in SVB depository accounts to cover short-term operational payments. While we have not experienced any losses in such accounts, the failure of SVB in 2023 caused us to utilize our accounts at other financial institutions in order to mitigate potential operational risks stemming from the temporary inability to access funds in our SVB operating accounts. As a result of bank failures, such as SVB, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired and could negatively impact the financial institutions with which we have direct arrangements, or the financial services industry or economy in general.

At September 30, 2024, we had cash and cash equivalents of $784.0 million compared to cash and cash equivalents of $751.3 million at December 31, 2023.

Working capital increased by $76.8 million to $1,023.2 million at September 30, 2024 from $946.4 million at December 31, 2023 due to the various changes noted below.

On December 14, 2023, the Company issued $600.0 million aggregate principal amount of its 2023 Notes in a private placement pursuant to separate, privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with a limited number of holders of its outstanding 2019 Notes and certain other qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). Pursuant to the Exchange and Subscription Agreements, the Company exchanged $217.7 million of its 2019 Notes for $309.9 million aggregate principal amount of the 2023 Notes (the “Exchange Transaction”) and issued $290.1 million aggregate principal amount of the 2023 Notes (the “Subscription Transactions”) for $290.1 million in cash. Proceeds from the Subscription Transactions amounted to $276.1 million after debt issuance costs of $13.9 million. The 2023 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 1.00% per year. Interest is payable semi-annually in arrears on each June 15 and December 15, commencing on June 15, 2024. The 2023 Notes will mature on December 15, 2028, unless earlier redeemed, repurchased or converted. During the third quarter of 2024, the closing price of the Company's common stock did not exceed 130% of the conversion price of the 2023 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2023 Notes are not convertible at the option of the holders of the 2023 Notes during the fourth quarter of 2024, the quarter immediately following the quarter when the conditions are met, as stated in the indenture governing the 2023 Notes. For more information on the 2023 Notes, see Note 9, "Convertible Senior Notes," to this report.

The remaining 2019 Notes matured and were paid off in full on July 15, 2024. As mentioned above, the Company used net proceeds from the Exchange Transaction to fund the repayment of the 2019 Notes at maturity and to pay accrued and unpaid interest with respect to such notes. The Company irrevocably elected to settle the conversion of the 2019 Notes using a combination of cash and the Company’s common stock, settling the par value of the 2019 Notes in cash and any excess conversion premium in shares. In connection with the conversion, the Company paid $69.6 million in cash, which included principal and accrued interest, and issued 100,942 shares of the Company’s common stock representing the conversion premium.

Cash Flows

	Nine Months Ended September 30,		Increase/(Decrease)
	2024	2023	$ Change
	(Amounts in thousands)
Cash provided by (used in):		(As Restated)
Operating activities	$136,218	$84,853	$51,365
Investing activities	(21,621)	46,630	(68,251)
Financing activities	(84,351)	(19,166)	(65,185)
Effect of exchange rate changes on cash and cash equivalents	2,395	(4,996)	7,391
Net increase in cash and cash equivalents	$32,641	$107,321	$(74,680)

Operating activities (As Restated)

For the nine months ended September 30, 2024, our operating activities provided cash of $136.2 million reflecting net income of $8.4 million and non-cash charges totaling $113.3 million primarily related to depreciation and intangible amortization, amortization of debt discount and issuance costs, stock-based compensation, deferred income taxes and operating lease right of use asset amortization. Accounts receivable increased by $4.6 million, while inventory manufactured decreased by $20.1 million. Accounts payable and accrued liabilities had a net increase of $7.1 million, primarily due to an increase in unearned revenue and accrued employee payroll and bonuses, and there was a net increase in operating lease liability due to new operating leases entered into during 2024 providing cash of $5.8 million. Prepaid expenses increased by $1.8 million, primarily related to prepayment of corporate taxes. The remaining cash used in operating activities resulted from unfavorable changes in various other working capital accounts.

For the nine months ended September 30, 2023, our operating activities provided cash of $84.9 million reflecting net income of $52.0 million and non-cash charges totaling $40.7 million primarily related to depreciation and amortization, contingent consideration fair value adjustments, deferred income taxes, non-cash interest income, stock-based compensation charges and operating lease right of use asset amortization. A decrease in accounts receivable provided $8.3 million of cash and was primarily driven by lower revenue. Additionally, we had a decrease in inventory manufactured that provided $26.0 million of which $17.2 million was related to the Restructuring Plan. An increase in prepaid expenses, primarily related to prepaid taxes and subscriptions consumed $12.7 million. A decrease in accounts payable and accrued expenses consumed $21.3 million and was due to the timing of payments to vendors as well as the payment of employee bonuses related to 2022 during the nine months ended September 30, 2023. The remaining cash provided by operating activities resulted from favorable changes in various other working capital accounts.

Investing activities

Our investing activities consumed $21.6 million of cash during the nine months ended September 30, 2024, which was primarily driven by capital expenditures of $22.9 million during 2024. Included in this amount were capitalized costs related to our internal-use software for the nine months ended September 30, 2024.

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

Financing activities

Our financing activities consumed $84.4 million of cash for the nine months ended September 30, 2024, driven primarily by the settlement of the 2019 Notes of $69.9 million, of which $69.6 million occurred in the three months ended September 30, 2024. A further $9.4 million was disbursed in cash for shares withheld to cover employee income tax due upon the vesting and release of restricted stock units, and the payments of $2.2 million and $5.2 million to settle the cash portion of the contingent earnout obligations related to our acquisition of FlexBiosys in April 2023 and Avitide in September 2021, respectively. These payments were partially offset by proceeds received from stock option exercises during the period.

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

Effect of exchange rate changes on cash and cash equivalents

The effect of exchange rate changes on cash during the nine months ended September 30, 2024 is a result of using multiple currencies across the group, with the Euro and Swedish Krona being significant currencies for the group outside of the US Dollar.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, expectations and beliefs for recently-completed acquisitions, product development and sales, restructuring activities and the expected results thereof, product candidate research, development and regulatory approval, SG&A expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources, our financing plans and the projected continued impact of, and response to, the COVID-19 pandemic constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. The

Company undertakes no obligation to publicly update or revise the statements in light of future developments. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with the following: the success of current and future collaborative or supply relationships, including our agreements with Cytiva, MilliporeSigma and Purolite Life Sciences, an Ecolab Inc. company; our ability to successfully grow our bioprocessing business, including as a result of acquisitions, commercialization or partnership opportunities, and our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all U.S. Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products; the risk of litigation regarding our patent and other intellectual property rights; the risk of litigation with collaborative partners; our manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers; our ability to hire and retain skilled personnel; the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition; our ability to integrate acquired businesses successfully into our business and achieve the expected benefits of the acquisitions; our ability to compete with larger, better financed life sciences companies; our history of losses and expectation of incurring losses; our ability to generate future revenues; our ability to successfully integrate our recently acquired businesses; our ability to raise additional capital to fund potential acquisitions; risks related to the restatement of our consolidated financial statements included in our Form 10-K/A and for other periods impacted by the restatement identified in our Current Report on Form 8-K filed with the SEC on September 18, 2024; our plans to mitigate our material weaknesses in our internal controls over financial reporting; the impact of the restatement on our reputation and investor confidence in us and the increased possibility of legal proceedings and regulatory inquiries; our volatile stock price; and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the SEC including under the sections entitled “Risk Factors” in our Form 10-K/A.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K/A for the year ended December 31, 2023. There were no material changes to our market risk exposure during the three months ended September 30, 2024.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of September 30, 2024 of the effectiveness of the design and operation of the Company’s DCPs pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective because of the previously reported material weaknesses in our internal control over financial reporting, which are described in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K/A for the year ended December 31, 2023.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2023 and disclosed in the Company’s Form 10-K/A, the Company identified the following material weaknesses in internal control over financial reporting:

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
2.
In connection with the restatement of the Company’s financial statements, a material weakness related to the design and operating effectiveness of controls related to revenue recognition specific to the evaluation of accounting for contract terms.

As of September 30, 2024, the Company has not remediated these material weaknesses.

Remediation Plan for Material Weaknesses

As previously disclosed in the Form 10-K/A, management is implementing remedial actions under the oversight of the Audit Committee of the Board of Directors to address the identified deficiencies.

Our income tax remediation efforts include the following activities:

•
Improving our process to identify and select qualified third-party advisors, including enhanced review of capabilities and work performed, specifically related to the review of tax advice and related accounting guidance.
•
Implementing a process to verify the controls, processes and internal reviews performed by third-party advisors.
•
Considering whether the non-routine transaction warrants additional advisor oversight or validation of analyses based on complexity or changes in applicable regulations.
•
Increasing education for internal resources on complex transactions to enhance diligence capabilities with third-party advisors.

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

Changes in Internal Control

Except for the material weaknesses described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10(b)5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024.

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

10.1†

Employment Agreement, dated as of June 12, 2024, by and between the Company and Olivier Loeillot (filed as Exhibit 10.2 to Repligen Corporation’s Quarterly Report on Form 10-Q filed on July 30, 2024 and incorporated herein by reference).

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