Form 10-K
period 2024-12-31
REPLIGEN CORP
filed 2025-03-14
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,979,282,111.

The number of shares of the registrant’s common stock outstanding as of March 11, 2025, was 56,148,556.

Documents Incorporated By Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2024. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
Changes in tariffs, import/export restrictions, or trade policies could significantly impact our costs and ability to deliver products to customers in a timely manner.
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

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements in this Form 10-K do not constitute guarantees of future performance. Investors are cautioned that express or implied statements in this Form 10-K that are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, research and development, selling, general and administrative expenditures, intellectual property and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, the risks identified under the caption “Risk Factors” and other risks detailed in this Form 10-K and our other filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking information contained in this Form 10-K, except as required by law.

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

As the overall market for biologics continues to grow and expand, our primary customers – global biopharmaceutical companies, contract development and manufacturing organizations and other life science companies (integrators) – face critical production cost, capacity, quality and time pressures. Built to address these concerns, our products help set new standards for the way biologics are manufactured. We are committed to inspiring advances in bioprocessing as a trusted partner in the production of critical biologic drugs – including monoclonal antibodies (“mAbs”) and mAb derivatives, recombinant proteins, RNA-based therapeutics and vaccines, and cell and gene therapies (“C&GT”) – that are improving human health worldwide. Increasingly, our technologies are being implemented to overcome challenges in processing plasmid DNA (a starting material for the production of mRNA) and gene delivery vectors such as lentivirus and adeno-associated viral vectors.

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

Our corporate headquarters are located in Waltham, Massachusetts, with additional administrative and manufacturing operations worldwide. A majority of our 16 manufacturing sites are located in the United States (California, Massachusetts, New Hampshire, New Jersey, and New York). Outside the United States, we have manufacturing sites in Estonia, France, Germany, Ireland, the Netherlands, Sweden, and Taiwan.

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

Shifting to Integrated Solutions

Since 2012, and through year end 2024, we have completed 14 acquisitions across our four franchises, building a base of technology assets that we can improve upon and/or develop next-generation versions of through our internal R&D team. Our acquisition strategy is purposeful, considering the potential for integration with our internally-developed technologies, and across products and franchises.

In 2024, the results of our mergers and acquisitions and R&D efforts are reflected in our ability to offer more integrated solutions across the bioproduction workflow. Our commercial approach is shifting from “individual product” to “whole system” sales that can support entire unit operations, the management of fluids between unit operations, and in-line advanced analytics. For example, providing filtration systems for production and harvest steps (upstream), and connecting those to chromatography and filtration systems for purification and formulation steps (downstream).

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

In 2023, we introduced next-generation XCell® Large-Scale controllers, enabling increased process intensification through dual-operation of two ATF devices from a single controller, and through advanced monitoring and control of flow rates with smart sensor technology. Our ATF large-scale controllers are designed for scalability from bench top to commercial manufacturing, and for versatility of applications, including perfusion and modified fed-batch (N-1) manufacturing.

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

KrosFlo®RPM™ Systems with integrated CTech™ FlowVPX® Technology

In 2022, we completed the development of a hollow fiber system that combines KrosFlo TFF with CTech FlowVPX Real-Time Process Management (“RPM”®) technology, enabling “walk-away automation” of downstream UF/DF processes. Toward the end of 2022, we launched KrosFlo KR2i RPM for low-volume, high concentration applications. This was the first-to-market TFF system to incorporate real-time process monitoring for in-line protein concentration management. By coupling KrosFlo TFF and FlowVPX functionality, customers can benefit from improved process control and efficiency, while reducing process risk by ensuring accurate concentration throughout the TFF process.

KrosFlo RPM systems monitor concentration during UF/DF runs without having to depend on mass inputs and off-line fixed pathlength UV-Vis spectrophotometers. Risk is further mitigated with fully enclosed ProConnex custom flow paths as a part of the automated TFF process.

Since the debut of the KrosFlo KR2i RPM (2 mL-15L) system, we expanded the KrosFlo RPM offering, introducing KrosFlo FS-15 RPM (150mL-15L) toward the end of 2023. In 2024 we introduced KrosFlo RS-10 – the first bench sacle TFF system built specifically for cGMP production, with end-to-end automation.

The KrosFlo RPM Sytems portfolio continues to expand to cover a wide range of volumes from lab-to production-scale requirements. We believe KrosFlo RPM solutions provide key process insights to users to reduce cycling time and minimize batch risks, both highly value attributes for bioprocessing users.

Tangential Flow Depth Filtration Systems: KrosFlo® TFDF®

Our KrosFlo® TFDF® systems are a unique technology that combines the benefits of both tangential flow and depth filtration, simplifying and intensifying upstream perfusion for viral vector production for Cell and Gene Therapy. Combining advanced control hardware, novel high-throughput tubular depth filters, and ProConnex® TFDF® flow paths, the system offers high flux, superior capacity, and low turbidity. Integrated sensors streamline validation, while low hold-up volume, high recovery, and a small footprint reduce processing time and simplify setup. TFDF technology provides a scalable, efficient technology to increase viral vector production.

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

Additional chromatography products include our ELISA test kits, used by quality control departments to detect and measure the presence of leached Protein A and/or growth factor in the final product. Our chromatography ligand and resin products are part of our Proteins portfolio.

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

We maintain customer-facing and manufacturing centers in both the United States and Europe for our OPUS column customers, and offer a premier ability to pack any of hundreds of chromatography capture resins available, as per our customers’ choice.

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

KrosFlo® RPM™ Systems with integrated FlowVPX® Technology

In 2022, we completed the development of a hollow fiber system that combines KrosFlo TFF with CTech FlowVPX Real-Time Process Management (“RPM”®) technology, enabling “walk-away automation” of downstream UF/DF processes. See more about KrosFlo RPM systems under “FILTRATION”, page 5.

Culpeo® QCL-IR Liquid Analyzer

Pursuant to a 15-year license agreement that we entered into with DRS Daylight Solutions, Inc. (“Daylight”) in September 2022, we obtained the exclusive right to use Daylight's quantum cascade laser technology (“QCL”), including its Culpeo® QCL-IR Liquid Analyzer (“Culpeo”) specifically in the field of bioprocessing. In November 2024, the Company amended the Daylight license agreement to extend the License Agreement one additional year. Culpeo is a compact, intelligent spectrometer that uses the power of QCL to analyze and identify chemicals. Our in-licensing of these rights complements our existing process analytics franchise. Adding mid-IR (higher sensitivity QCL-IR) to UV spectroscopy, we believe this will serve to accelerate and expand adoption of off-line and in-line process monitoring in the bioprocessing industry. Additionally, we are focused on expanding the QCL portfolio, with plans to integrate these solutions into our chromatography and filtration systems.

PROTEINS

Our proteins franchise is represented by our affinity ligands and resins used to purify a wide range of biological drugs including monoclonal antibodies and new modalities. Our proteins franchise also includes cell culture growth factor products, which are a key component of cell culture media used in upstream bioprocessing to increase cell density and improve product yield.

Protein A Affinity Ligands

Protein A ligands are the essential “binding” component of Protein A affinity chromatography resins used in the purification of virtually all mAb-based drugs on the market or in development. Historically, we manufactured multiple forms of Protein A ligands under long-term supply agreements with major life sciences companies including Cytiva (a standalone operating company owned by Danaher Corporation), MilliporeSigma and Ecolab Life Sciences (“Ecolab”) for their Purolite (“Purolite”) resin business. These life sciences companies in turn sell their chromatography resins to end users (pharmaceutical developers and manufacturers). Cytiva has fully transitioned to in-house manufacturing for their ligand needs, however we continue to manufacture our ligands for integrators including Purolite.

Our Affinity Ligand Collaborations

In June 2018, we entered into an agreement with Navigo Proteins GmbH (“Navigo”) for the exclusive co-development of multiple affinity ligands for which Repligen holds commercialization rights. We manufacture and exclusively supply the first of these ligands, NGL-Impact® A, to Purolite, for use with their Purolite™ Praesto™ Jetted A50 Protein A resin product.

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

Our Purolite Agreement

In October 2022, we extended our long-term supply agreement with Purolite Purolite through 2032 and broadened its scope to include affinity ligands targeting antibody fragments in addition to those targeting mAbs and Fc-fusion proteins. This extension and product line expansion aligns with our Proteins strategy and supports the acceleration in market adoption of the Praesto® affinity resin portfolio. It provides Purolite with exclusive access to mAb fragment ligands developed at Avitide, Inc. (“Avitide”), in addition to the NGL portfolio developed at Navigo. Repligen will continue to receive access to Purolite's leading-edge base bead technology, as we proceed with the development and commercialization of novel affinity resins focused on new modalities and C&GT.

In 2024, the Company and Ecolab announced the commercial launch of Praesto® CH1, a cross-linked agarose-based affinity resin designed to purify specialized mAbs such as bispecific antibodies and recombinant antibody fragments. This resin utilizes mAb fragment ligands developed at Avitide, and provides an alternative for the purification of antibody variants when Protein A resins are not suitable.

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

With our acquisition of Tantti Laboratory Inc. (“Tantti”) on December 2, 2024, we expect to accelerate our expansion into new modality markets with unique, scalable purification solutions for these larger molecule biologics.

In December 2024, we launched AviPure® dsRNA Clear resin, pre-packed in OPUS columns. The AVIPure dsRNA Clear resin combines Avitide proprietary affinity ligands with Tantt’s Dulocore® base bead technology to improve the purification of mRNA therapeutics and vaccines. This is double stranded RNA resin, the first affinity resin to remove the double stranded RNA impurity from transcribed RNA without heat or solvents.

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

2024 Acquisition

Tantti Laboratory Inc.

On December 2, 2024, the Company's subsidiary, Repligen Sweden AB acquired Tantti Laboratory Inc. (“Tantti”) from the former shareholders of Tantti (“Tantti Seller”) pursuant to a share swap agreement, dated as of July 27, 2024 (such acquisition, the “Tantti Acquisition”), by and among Repligen Sweden AB, the Tantti Seller, and the Company, in its capacity as guarantor of the obligations of Repligen Sweden AB under the Share Purchase Agreement.

Tantti, headquartered in Taoyuan City, Taiwan, has developed a unique portfolio of macroporous chromatography beads to optimize the purification of new modalities including viral vectors, viruses, nucleic acids and other large molecule biologics. The addition of Tantti further strengthens our portfolio in the new modality space.

Our Market Opportunity

Bioprocessing Addressable Market

The global addressable market for bioprocessing products is estimated to be approximately $20 billion of which we estimate Repligen’s addressable market to be approximately $12 billion at year end 2024. This market includes bioprocessing products used to manufacture therapeutic antibodies, recombinant proteins and vaccines, as well as C&GTs.

Monoclonal Antibody Market

Antibody-based biologics alone accounted for approximately $250 billion of global biopharma revenue in 2024. Industry sources project the mAbs market to grow in the range of approximately 8% to 10% annually through 2027, driven by new approvals and expanded clinical uses for marketed antibodies, as well as the emergence of biosimilar versions of originator mAbs. As of December 31, 2024, over 180 mAbs were approved by the U.S. Food and Drug Administration (“FDA”) to treat a wide range of diseases. Biological R&D remains robust, with more than 2,000 active mAb clinical trials ongoing to address a wide range of medical conditions.

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

New Modalities Markets

New modalities encompass cell and gene therapy, RNA based therapeutics and vaccines, and other non-mAb based biological drugs. New modalities have emerged in the past few years to become a rapidly growing area of biological drug development, with an estimated global market of greater than $15 billion in 2024, and over 3,000 active clinical trials underway at year-end 2024 according to industry sources. Statements by the FDA are supported by industry reports that estimate annual revenue growth of over 20% for new modalities markets over the next several years. The scientifically advanced therapeutic approaches have unique manufacturing challenges that many of our products can help address. We believe we are well positioned to participate in new modalities production, particularly in the manufacture of plasmids and viral vectors. Within new modalities, market, mRNA-based therapeutic programs have become an area of focus and investment by several large biopharmaceutical companies, following the regulatory approval of mRNA-based vaccines during the COVID-19 pandemic.

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

Our Commercial Team

To support our sales goals for our direct-to-consumer products, we have invested in our commercial organization. Since 2018, we have significantly expanded our global commercial organization from 103, to a commercial team of 334 employees as of December 31, 2024. This includes 273 people in field positions (sales, field applications and field service), 37 people in customer service and 24 in marketing. Geographically, 170 members of our commercial team are located in North America, 92 in Europe and 72 in Asia-Pacific (“APAC”) regions.

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

The following table represents the Company’s total revenue by geographic area (based on the location of the customer):

	For the Years Ended December 31,
	2024	2023	2022
Revenue by customers' geographic locations:
North America	50%	44%	43%
Europe	34%	36%	37%
APAC/Other	16%	20%	20%
Total revenue	100%	100%	100%

There was no revenue from customers that represented 10% or more of the Company's total revenue for the years ended December 31, 2024, 2023 and 2022.

Human Capital

Employees

Repligen performs in a highly competitive industry and recognizes that our continued success hinges upon our ability to attract, develop and retain an inclusive team of talented individuals. We place high value on the satisfaction and well-being of our employees and operate with fair labor standards and industry-competitive compensation and benefits globally. As of December 31, 2024, we employed 1,778 full-time and part-time employees, a decrease of 5 since December 31, 2023. This total includes 334 employees in our commercial organization (273 field and 61 internal), 260 in engineering and R&D, 612 in manufacturing, 179 in quality, 89 in supply chain roles and 304 in administrative functions. Each of our employees has signed a confidentiality agreement. None of our U.S. employees are covered by collective bargaining agreements. We have one collective bargaining agreement with two unions that covers 75 employees in Sweden, comprising approximately 4% of our total workforce. We renewed this collective bargaining agreement in March 2023, and it expires at the end of March 2025. In France, 55 employees are under the relevant national and local collective bargaining agreements for metallurgy, comprising approximately 3% of our total workforce.

Code of Business Conduct and Ethics

Repligen is committed to conducting business in accordance with the highest ethical standards. This means how we conduct ourselves and our global work is more than just a matter of policy and law; it’s a reflection of our core principles. Our Code of Business Conduct and Ethics reflects Repligen’s five core principles – (1) trustworthiness, (2) respectfulness, (3) responsibility, (4) fairness and (5) corporate citizenship. Our Code of Business Conduct and Ethics applies to all Repligen employees, including those who are integrated into the Company through acquisitions. The full text of our Code of Business Conduct and Ethics is posted on our website and can be found at www.repligen.com.

Inclusive Workforce

Repligen maintains a resolute commitment to fostering an inclusive workplace. We have rigorous, established talent acquisition processes, as well as training and employee engagement resources, including inclusive workforce initiatives, to drive the principles of “belonging” for all employees at all levels of our organization starting with our Board of Directors (“Board”) and our Leadership team.

We believe that our employees should reflect the communities in which we live, work, and serve. In our hiring practices, we strive to hire the most qualified person for the job by ensuring that qualified, inclusive slates of applicants are identified and considered for all roles within our workforce. As a result of our ongoing commitment to, and focus on, talent identification, recruitment, hiring, engagement, development, and succession planning, we have been particularly effective in building a strong workforce with a broad and deep talent pipeline.

Employee Engagement and Development

Our goal is to develop and maintain a talented, engaged and inclusive workforce that has a positive impact on our performance and on our customers. We regularly conduct engagement surveys to gain insight on employee perspectives. Additional channels for employee engagement include Company-wide all-hands meetings led by our Chief Executive Officer (“CEO”) and site town halls ran by site leaders. We are committed to colleague recognition, which includes acknowledging, appreciating and celebrating each other's contributions and achievements. Our CEO-led all-hands meetings serve as a platform for CEO awards and platinum awards, which reward and recognize both teams and individual colleagues who have made significant and notable contributions to Repligen's success. We also offer a range of programs to develop our managers and enhance our leadership across the Company. Our professional development efforts are aimed at increasing organizational talent and capabilities as well as identifying and developing potential successors for key leadership positions.

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

Repligen Performance System

In 2022, we formalized the Repligen Performance System ("RPS"), to provide the tools and a framework for engaging employees across the organization to continuously improve operational performance, with a focus on product quality, customer lead times, material supply, production costs and sustainability. Through a standard implementation network, all teams were empowered to implement just-do-it process improvements, solve priority problems through stand-up meetings and improve key processes through kaizen events. We believe RPS improved our teams' ability to continuously resolve customer challenges, enhance product quality and improve operational efficiencies. The impact of RPS has been seen in productivity savings, customer lead-time reductions, manufacturing capacity expansions, product quality improvements and significant reductions in manufacturing scrap at several key sites. There are a number of programs setup using RPS over the next twelve months.

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

With our 2023 sustainability report, “Advancing Impacts,” which was published in December 2024 (the “2023 Sustainability Report”), we continued to disclose against internationally recognized reporting frameworks, including the Global Reporting Initiative (GRI) Universal Standard 2021 and the Sustainability Accounting Standards Board (SASB) standards. We have elevated our formalized reporting commitment by submitting our first Carbon Disclosure Project survey responses for Climate and Water (with 2022 data) using guidance from the GHG Protocol and the Task Force on Climate-related Financial Disclosures (TCFD). Additionally, as a signatory of the UNGC (since 2020), we also reinforced our commitment to the Ten Principles on human rights, labor, the environment and anti-corruption and integrated the seven Sustainable Development Goals identified as most relevant to our business into our reporting.

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

Intellectual Property

We are committed to protecting our intellectual property through a combination of patents, trade secrets, copyrights and trademarks, as well as confidentiality and material transfer agreements. As further described below, we own or have exclusive rights to at least 207 active patent grants and 142 pending patent applications in the United States and other foreign jurisdictions including Australia, Canada, China, France, Germany, India, Japan, South Korea, Sweden and the United Kingdom.

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

Filtration

For our filtration franchise, our patent grants include coverage for ATF filtration, TFDF and TFF HF and FS systems, membranes, filters, mixers, flow paths and single-use technologies. We continually seek to improve upon these technologies and have multiple new patent filings including patents covering next generation TFDF filters, next generation ATF filtration technologies, and proprietary reduced cost system components.

Through the Metenova Acquisition in 2023, our patent portfolio includes magnetic low shear mixers and carboy assemblies. These products bolster our upstream system capabilities.

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

Through the Tantti Acquisition in 2024, our patent portfolio includes macroporous resin and mirocarrier structures, These products permit alternative chromatography solutions by offering convective mass transport.

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

Manufacturing

A majority of our 16 manufacturing sites are located in the United States (California, Massachusetts, New Hampshire, New Jersey, and New York). Outside the United States, we have manufacturing sites in Estonia, France, Germany, Ireland, the Netherlands, Sweden, and Taiwan.

The protein products we provide are manufactured at our sites in Waltham, Massachusetts and Lund, Sweden. Native Protein A ligands and our growth factor products are manufactured in Lund, while recombinant Protein A ligands are manufactured in both Waltham and Lund. Our primary chromatography assembly and manufacturing sites are located in Waltham, Massachusetts, Ravensburg, Germany and Breda, the Netherlands. Our primary filtration manufacturing sites, including manufacturing of fluid management systems, products and consumables, are located in Marlborough, Massachusetts; Rancho Dominguez, California; Clifton Park, New York; Auburn, Massachusetts; Waterford, Ireland; Juri, Estonia and Toulouse, France. Our facility in Marlborough, is focused on XCell ATF, FS TFF, Spectrum HF products, while in Rancho Dominguez the focus is on Spectrum HF, TFDF and ProConnex products. Our process analytics products are manufactured in Bridgewater, New Jersey.. As part of our capacity expansion activities, we have added a site in Hopkinton, Massachusetts that serves as an assembly center for single-use products and the capacity to manufacture our protein products. With our six acquisitions since the beginning of 2021, we gained manufacturing sites in Molndal, Sweden (Metenova), Toulouse, France (Polymem), Lebanon, New Hampshire (Avitide), and Taoyuan City, Taiwan (Tantti). We undertook restructuring activities in 2023 that continued into 2024 and included consolidating a portion of our manufacturing operations between certain U.S. locations and discontinuing the sale of certain product SKUs. In addition, we continuously evaluate the net realizable value of finished goods and raw materials, including those secured during the 2020-2022 pandemic period. As a result of these activities, we closed manufacturing sites in Newton, New Jersey, Branchburg, New Jersey, Dallas Texas, Simi Valley, California, and Oceanside, California.

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

Available Information

We maintain a website with the address www.repligen.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Form 10-K. We make available free of charge through our website our Form 10-Ks, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including exhibits and amendments to these reports, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission (“SEC”). We also provide corporate governance, such as our Code of Business Conduct and Ethics and other information, including our 2023 Sustainability Report, free of charge, through our website.

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

Risks Related to Our Business

We compete with life sciences, pharmaceutical and biotechnology companies that are capable of developing new approaches that could make our products and technology obsolete.

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

Our success depends largely upon the continued service of our management and scientific staff and our ability to attract, retain and motivate highly skilled technical, scientific, management and marketing personnel. We also face significant competition in the hiring and retention of such personnel from other companies, research and academic institutions, government and other organizations that have superior funding and resources. The loss of key personnel or our inability to hire and retain skilled personnel could materially and adversely affect our product development efforts and our business.

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

As a part of our growth strategy, we may make selected acquisitions of complementary products and/or businesses, such as our most recent acquisitions of Tantti Laboratory Inc., Metenova Holding AB and FlexBiosys, Inc. Any acquisition involves numerous risks and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, or results of operations:

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
•
the issuance of equity securities to finance or to use as consideration for any acquisitions that dilute the ownership of our stockholders;
•
the issuance of equity securities to finance or to use as consideration for any acquisitions may not be an option if the price of our common stock is low or volatile which could preclude us from completing any such acquisitions;
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

In December 2023, we incurred significant indebtedness with the issuance of $600.0 million in aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “2023 Notes”) where $309.9 million principal amount of the 2023 Notes were issued in exchange for $217.7 million principal amount of our 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”, and together with the 2023 Notes, the “Notes”) and $290.1 million principal amount of the 2023 Notes were issued for $290.1 million in cash. As of December 31, 2024, $600.0 million in aggregate principal amount of the 2023 Notes remain outstanding. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Notes.

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

In July 2023, our Board of Directors (“Board”) authorized the Company's management team to undertake restructuring activities to simplify and streamline our organization and strengthen the overall effectiveness of our operations (the “Restructuring Plan”). As part of the Restructuring Plan, we consolidated a portion of our manufacturing business between certain U.S. locations and reduced our headcount. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the Restructuring Plan, our operating results and financial condition could be adversely affected. Furthermore, the Restructuring Plan may be disruptive to our operations. Further restructuring and cost-cutting activities may be required and could yield unintended consequences and costs, such as a reduction in morale among our remaining employees, adverse effects to our reputation as both an employer and with respect to customers, the loss of institutional knowledge and expertise, and increased likelihood of turnover of key members of management and employees, all of which can impede our ability to successfully implement our business strategy, and consequently, our business, financial condition, and results of operations could be materially and adversely affected.

Our exposure to political, economic and other risks that arise from operating a multinational business has and may continue to increase.

We operate on a global basis with offices or activities in Japan, South Korea, China, India, Taiwan, Europe and North America. Our operations and sales outside of the United States have increased as a result of our strategic acquisitions and the continued expansion of our commercial organization. Risks related to these increased foreign operations include:

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

We may be unable to efficiently manage our growth as a larger and more geographically expansive organization.

Our strategic acquisitions, the continued expansion of our commercial sales operations, and our organic growth have increased the scope and complexity of our business. As a result, we will face challenges inherent in efficiently managing a more complex business with an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically and culturally expansive, and substantially larger combined organization could materially adversely affect our operating results and, as a result, the market price of our common stock.

Our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates.

We conduct a large portion of our business in international markets. For the fiscal year ended December 31, 2024, 37.0% of our revenues were denominated in foreign currencies with the primary foreign currency exposures being the Swedish krona, Euro and Chinese yuan. We are exposed to the risk of an increase or decrease in the value of the foreign currencies relative to the U.S. dollar, which could decrease the value of our revenue and increase the value of our expenses and costs when measured in U.S. dollars. These fluctuations could also adversely affect the demand for products and services provided by us. As a result, our results of operation may be influenced by the effects of future exchange rate fluctuations and such effects may have an adverse impact on our common stock price.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. If any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. We have a banking relationship with SVB and hold cash, cash equivalents and marketable securities of $0.3 million as of December 31, 2024 in SVB depository accounts to cover short-term operational payments. While we have not experienced any losses in such accounts, the recent failure of SVB caused us to utilize our accounts at other financial institutions in order to mitigate potential operational risks stemming from the temporary inability to access funds in our SVB operating accounts. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

In addition, any further deterioration in the global economy or financial services industry, including but not limited to the change in the U.S. presidential administration, or increased U.S. trade tariffs and trade disputes with other countries could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, increased tariffs on essential materials could raise production costs and reduce profitability if we are unable to pass these costs on to customers. Additionally, retaliatory trade measures by other countries could limit our access to key international markets, restricting revenue growth. Any delays or disruptions in our supply chain due to geopolitical tensions, regulatory changes, or trade disputes could adversely affect our ability to manufacture and deliver products, potentially impacting our financial performance and customer relationships.

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

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. In addition, we are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met, including objectives that may involve our reliance on third-party advisors and professionals

As discussed below in Part II, Item 9A, “Controls and Procedures,” of this report, we have identified material weaknesses in our internal control over financial reporting related to (i) controls related to revenue recognition specific to the evaluation of accounting for contract terms, (ii) information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements, and (iii) business process-level controls related to inventory valuation and the financial statement close process either in a timely manner or with an appropriate precision threshold. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

Following identification of these material weaknesses, and as part of our commitment to strengthen our internal control over financial reporting, we are implementing remedial actions under the oversight of the Audit Committee of our Board to address these deficiencies. Our remediation activities will include the following:

Our remediation activities include the following with respect to revenue recognition:

•
Designing and implementing new internal controls to validate there is a complete listing of revenue contracts that have non-standard terms, which require incremental accounting analysis under ASC 606.
•
Designing and implementing new internal controls evaluating the accounting for contract amendments, including amendments accounted for as contract modifications.
•
Enhancing and expanding our existing revenue recognition control procedures and attributes when evaluating the accounting impact of non-standard contract terms and contract modifications.
•
Increased education for internal resources on accounting for contracts within the scope of ASC 606 and deploying enablers to facilitate documentation of accounting analyses and conclusions.

Our remediation activities will include the following with respect to IT general controls:

•
Reassessing the operating effectiveness of internal controls related to the program and data change management and user access processes; and
•
Expanding the management and governance over IT system controls.

Our remediation activities will include the following with respect to certain business process-level controls:

•
Reassessing the operating effectiveness of these controls, including precision thresholds, timely execution, and documentation requirements for control owners;
•
Assessing the frequency of our control monitoring activities to ensure that they are conducted in a timely manner; and
•
Hiring additional staff, including external experts, to enhance the performance, documentation, and monitoring of such controls. This includes providing training for control owners setting out expectations as it relates to the control risk and design, execution and monitoring of such controls, including enhancements to the documentation to evidence the execution of the control.

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

The restatement of our previously issued financial statements may affect stockholder and investor confidence in us or harm our reputation, and may subject us to additional risks and uncertainties, including increased costs and the increased possibility of legal proceedings and regulatory inquiries, sanctions or investigations

Upon identifying the revenue recognition material weakness described above, we amended and restated certain items in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2023 through June 30, 2024, as well as certain items in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. As a result of this restatement, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with, or related to, such restatement. In addition, such restatements could subject us to a number of additional risks and uncertainties, including the increased possibility of legal proceedings and inquiries, sanctions or investigations by the SEC or other regulatory authorities. Any of the foregoing may adversely affect our reputation, the accuracy and timing of our financial reporting, or our business, results of operations, liquidity and financial condition, or cause stockholders, investors, members and customers to lose confidence in the accuracy and completeness of our financial reports or cause the market price of our common stock to decline. As of the date of this Form 10-K, we have no knowledge of any such legal proceedings and regulatory inquiries, sanctions or investigation. However, we can provide no assurance that such legal proceedings and regulatory inquiries, sanctions or investigation will not arise in the future. Any such legal proceedings and regulatory inquiries, sanctions or investigation, whether successful or not, could adversely affect our business, financial condition and results of operations.

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

Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many tax jurisdictions where we have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation is being proposed or enacted in a number of jurisdictions. There is no assurance that our actual income tax liability will not be materially different than what is reflected in our income tax (benefit) provisions and accruals as a result of changes in tax laws.

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

Complying with export control and sanction regulations may be time-consuming and may result in the delay or loss of sales opportunities or impose other costs. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could result in our decreased ability to export or sell certain products to existing or potential customers in affected jurisdictions.

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

Investor advocacy groups, certain institutional investors, investment funds, other market participants and other stakeholders have focused increasingly on the Environmental, Social and Governance (“ESG”) practices of companies, including those associated with climate change. These parties have placed increased importance on the importance on the implications of the social cost of their investments. If our ESG practices do not meet investor or other industry stakeholder expectations and standards, which continue to evolve, our reputation and associate retention may be negatively impacted based on an assessment of our ESG practices. Any sustainability disclosures we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption, or that we may not sufficiently communicate our ESG practices sufficiently to stakeholders. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. In addition, investors may decide to refrain from investing in us as a result of their assessment of our approach to and consideration of the ESG factors.

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

Risks Related to Data and Privacy

Our internal computer systems, or those of our customers, collaborators or other contractors, may be subject to cyber-attacks or security incidents or compromises, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our customers, collaborators cloud-based platform service providers, and other contractors are vulnerable to damage from unauthorized access and from cyber-attacks, such as computer viruses, malware, ransomware, phishing denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. We have in the past experienced threats and security incidents related to our data and systems, and we may in the future experience other threats, compromises, breaches, or incidents. A material cyber-attack or security incident or compromise could cause interruptions in our operations and could result in a material disruption of our business operations, damage to our reputation or a loss of revenues.

In the ordinary course of our business, we collect and store sensitive data, including, among other things, personally identifiable information about our employees, intellectual property, and proprietary business information. In addition, we could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees, and company and vendor confidential data. Like other companies, we have on occasion experienced, and believe we will continue to experience, data security incidents involving access to company data threats to our data and systems. As previously disclosed, recent cybersecurity incidents and compromises affecting similarly situated companies, including an incident that affected us in 2024, suggest that the risk of such events is significant, even if privacy protection and security measures are implemented and enforced. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged.

We could be required to expend significant amounts of money and other resources to respond to these threats or breaches, and to repair or replace information systems or networks and could suffer financial loss or the loss of valuable confidential information. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely and there can be no assurance that any measures we take will prevent cyber-attacks or security incidents or compromises that could adversely affect our business.

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

For example, with respect to the collection and processing of personal data relating to the European Union (“EU”), European Economic Area (“EEA”) and United kingdom (“UK”), we are subject to the EU General Data Protection Regulation (EU GDPR), the UK General Data Protection Regulation (UK GDPR), as well as applicable data protection laws in effect in the Member States of the EEA and in the UK (including the UK Data Protection Act 2018) which govern the processing of personal data in connection with (a) the offering of goods or services to/the monitoring of the behavior of individuals in the UK and EEA; or (b) the activities of our establishments in the UK and any EEA Member State. The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. In this Form 10-K, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including imposing special requirements in respect of the processing of health and other sensitive data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, limiting retention periods for personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party service providers. The GDPR also imposes strict rules on the transfer of personal data to countries outside of the UK and EEA that do not ensure an adequate level of protection, including the United States in certain circumstances, unless derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses (SCCs) and the UK International Data Transfer Agreement or Addendum (UK IDTA) have been put in place, and transfer impact assessments conducted. Any inability to transfer personal data from the UK or EEA to the United States in compliance with data protection laws may impede our operations and may adversely affect our business and financial position. Following the UK’s exit from the EU, or Brexit, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between these territories. For example, the UK has introduced the Data Reform Bill into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the Data Reform Bill may have the effect of further altering the similarities between the UK and EEA data protection regimes and threaten the UK adequacy decision from the EU Commission allowing the free flow of personal data from the UK to the EEA, which may lead to additional compliance costs and could increase our overall risk. This lack of clarity on future UK laws and regulations and their interaction with those of the EEA could add legal risk, uncertainty, complexity, and cost to our handling of European personal data and our privacy and security compliance programs, and could require us to implement different compliance measures for the UK and EEA. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States and the UK may result in fines up to €20 million (17.5 million for the UK GDPR) or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Complying with these European data protection laws may impose significant costs or otherwise require us to divert resources or implement changes to our business processes, and any actual or perceived non-compliance could result in significant penalties, claims and reputational damage.

Additionally, we face risks from evolving and uncertain privacy standards in our industry. For example, the California Consumer Privacy Act (“CCPA”) is a comprehensive privacy law that creates individual privacy rights and increased privacy and security obligations on businesses handling the personal data of California residents. The CCPA requires covered businesses to provide certain disclosures to consumers about data collection, use and sharing practices, to allow California residents to opt out of certain sales and disclosures of personal information, and to opt out of certain uses of sensitive personal information, including health information. The law also created a new regulatory agency in California and that agency’s finalized and proposed regulations are continuing to change the standard of privacy protection we are required to meet. Numerous other states have passed similar consumer privacy laws that are or will be implemented and enforced by various state regulators. Like the CCPA, these laws grant consumers rights in relation to their personal information and impose new obligations on regulated businesses, including, in some instances, broader data security requirements.

In addition, federal and state legislators and regulators are imposing new and heightened protections for health and other sensitive information that could impact our business. For example, the Federal Trade Commission (“FTC”) has imposed stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information, and has expanded the application of its Health Breach Notification Rule. Through executive and legislative action, the federal government has also taken steps to restrict data transactions involving certain sensitive data categories – including health data, genetic data, and biospecimens – with persons affiliated with China, Russia, and other countries of concern. Washington’s My Health My Data Act, which went into effect in March 2024, requires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion, and provides for robust enforcement mechanisms, including enforcement by the state attorney-general and by litigants through a private right of action for consumer claims. These current and future data privacy laws and regulations may require us to modify our data collection or processing practices and policies, incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement, reputational damage, and/or litigation.

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

The use of new and evolving technologies, such as artificial intelligence (“AI”), in our offerings may present risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

We may build and integrate AI into our business practices, and the evolving nature of AI technologies and the surrounding legal and regulatory environment presents risks and uncertainties that could affect our business. The use of AI technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, in the U.S., a number of states have proposed and passed laws regulating various uses of AI, and federal regulators have issued guidance affecting the use of AI in regulated sectors. In Europe, the EU’s Artificial Intelligence Act (“AI Act”) — which entered into force on August 1, 2024 and, with some exceptions, will begin to apply as of August 2, 2026 — imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or deploy AI systems that are governed by these laws and regulations, we may be required to adopt higher standards of data quality, transparency, and human oversight, and adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. Even in the absence of dedicate AI laws and regulations, we may be subject to novel legal and business risks relating to our adoption of these new technologies. Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

Our enterprise risk management committee (“ERMC”) is composed of senior management, including the CIO and other senior executives. The ERMC monitors and oversees risk areas that potentially could pose a high impact to the business, and cybersecurity currently is one of the ERMC’s priority focus areas. The ERMC reports on our top identified risks and steps to address those risks to the full Board on a semi-annual basis. Our CIO has over twenty years of information technology experience.

Our IT Infrastructure & Security Operations teams manage the day-to-day administration of our cybersecurity program. We also work with a managed security service provider to monitor for vulnerabilities and threats. The service provider has the authority to take actions to remediate critical and high vulnerabilities, and these are reported to the IT Infrastructure & Security Operations team and up to the CIO and other members of senior management, where appropriate. We engage employees in our cybersecurity efforts through a quarterly process for employees to complete mandatory security and awareness training as well as monthly simulated phishing campaigns. We also conduct specific training and tabletop exercises for key personnel involved in cybersecurity risk management.

Cybersecurity Risk Management and Strategy

We maintain a cybersecurity program, which is informed by industry standards, that includes processes for identification, assessment, and management of cybersecurity risks and which is integrated into our larger enterprise-wide risk management program . We conduct periodic risk assessments, including with support from external vendors, to assess our cyber program, identify areas of enhancement, and develop strategies for the mitigation of cyber risks. We also conduct regular security penetration testing and have established a vulnerability management process supported by security testing, for the treatment of identified security risks based on severity. Third-parties that access, process, collect, share, create, store, transmit or destroy our information or have access to our systems may have additional contractual controls.

Our IT Infrastructure & Security Operations team is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks through various means, including by leveraging managed security service providers and other third-party security software and technology services. In addition, we institute processes and technologies for the monitoring of security alerts from internal parties and external resources, including from information security research sources. We also have implemented processes and technologies for network monitoring and data loss prevention procedures.

We have been subject to cybersecurity incidents in the past, including the publicly disclosed July 2024 security incident. Although we do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents have materially affected us, our business strategy, results of operations or financial condition, there is no guarantee that past security incidents and any future incidents will not have a material impact on our business strategy, results of operations, or financial condition in the future. See Item 1A, “Risk Factors,” to this report for more information.

ITEM 2. PROPERTIES

Our material office, manufacturing and warehouse leases are detailed below:

Location	Square Feet		Principal Use	Lease Expiration
Waltham, Massachusetts	182,243		Corporate headquarters, manufacturing, research and development, marketing and administrative offices	October 31, 2030
Rancho Dominguez, California	140,983	(1)	Manufacturing, research and development, marketing and administrative operations	July 15, 2035
Shrewsbury, Massachusetts	139,000	(2)	Warehouse	January 31, 2034
Marlborough, Massachusetts	130,700		Manufacturing operations	November 30, 2033
Jüri, Estonia	76,000	(3)	Office, manufacturing and storage space	March 13, 2024
Toulouse, France	67,285		Manufacturing and administrative operations	March 31, 2032
Lund, Sweden	65,240		Manufacturing and administrative operations	December 31, 2026
Hopkinton, Massachusetts	64,000		Manufacturing, assembly site	July 13, 2034
Bridgewater, New Jersey	57,739		Manufacturing and administrative operations	February 1, 2034
Compton, California	54,060		Warehouse	May 31, 2029
Waterford, Ireland	50,311		Manufacturing, administrative operations and assembly site	January 31, 2037
Clifton Park, New York	34,386		Manufacturing operations	November 30, 2029
Lebanon, New Hampshire	31,313		Research and development and administrative operations	July 31, 2026

(1)
On December 1, 2024, we expanded our Rancho Dominguez facilities, adding an additional 72,000 square feet.
(2)
On February 1, 2024, we leased approximately 139,000 square feet of primarily warehouse space in Shrewsbury, Massachusetts.
(3)
On January 1, 2024, we leased approximately 76,000 square feet of office, manufacturing and storage space in Jüri, Estonia.

During the year ended December 31, 2024, we incurred total rental costs for all facilities of $28.8 million.

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

Stockholders and Dividends

As of March 11, 2025, there were 222 stockholders of record of our common stock. We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations. Any future determination as to the payment of dividends will be at the sole discretion of our Board of Directors (“Board”) and will depend on our financial condition, results of operations, capital requirements and other factors the Board deems relevant.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2024, regarding shares of common stock that may be issued under the Company’s equity compensation plans, consisting of the Amended and Restated 2012 Stock Option and Incentive Plan and the 2018 Stock Option and Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,131,790	(1)	$98.64	(2)	1,479,932

(1)
Includes 661,178 shares of common stock issuable upon the exercise of outstanding options and 470,612 shares of common stock issuable upon the vesting of stock units, which include restricted stock units and performance stock units. No shares of restricted stock are outstanding.
(2)
Since stock units do not have any exercise price, such units are not included in the weighted average exercise price calculation.

Stock Performance Graph

The graph below matches Repligen Corporation’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Nasdaq Composite index, the Nasdaq Pharmaceutical index, and the Nasdaq Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2019 to December 31, 2024. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Repligen Corporation, the Nasdaq Composite Index,

the Nasdaq Pharmaceutical Index and the Nasdaq Biotechnology Index

Issuer Purchases of Equity Securities

In June 2008, the Board authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions (the “2008 Share Repurchase Program”). The 2008 Repurchase Program has no set expiration date and may be suspended or discontinued at any time. We did not repurchase any shares of common stock under the 2008 Repurchase Program during the year ended December 31, 2024. In prior years, we repurchased a total of 592,827 shares, leaving 657,173 shares remaining under this authorization.

In December 2023, the Board authorized and approved a stock repurchase, separate from the 2008 Share Repurchase Program, of up to $25.0 million of our common stock concurrent with the issuance of $600.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (“2023 Notes”). See Note 15, “Convertible Senior Notes,” included in this report for more information on the issuance. We used $14.4 million of the proceeds from the issuance of the 2023 Notes to repurchase 92,090 shares at a price of $156.22, including transaction costs, to offset the impact of dilution from the issuance of 2023 Notes and equity compensation programs as well as to reduce our outstanding share count (“2023 Share Repurchase Program”). We have elected to retire the shares repurchased to date under the 2023 Share Repurchase Program. Retired shares become part of the pool of authorized but unissued shares. The purchase price of the retired shares in excess of par value, including transaction costs, is recorded as a decrease to additional paid-in capital in our consolidated balance sheets as of December 31, 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information pertaining to fiscal years 2023 and 2022 was included in the Company’s Annual Report on Form 10-K/A (“Form 10-K/A”) for the year ended December 31, 2023, on pages 36 through 50 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the Securities and Exchange Commission on November 18, 2024 and Form 10-K for the year ended December 31, 2022, on pages 37 through 53 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the Securities and Exchange Commission on February 22, 2023, respectively.

Repligen and its subsidiaries, collectively doing business as Repligen Corporation (“Repligen”, “we”, “our”, or “the Company”) is a global life sciences company that develops and commercializes highly innovated bioprocessing technology and systems that increase efficiencies and flexibility in the process of manufacturing biological drugs.

As the overall market for biologics continues to grow and expand, our customers – primarily large biopharmaceutical companies and contract development and manufacturing organizations and other life sciences companies (integrators) – face critical production cost, capacity, quality and time pressures. Built to address these concerns, our products help set new standards for the way biologics are manufactured. We are committed to inspiring advances in bioprocessing as a trusted partner in the production of critical biologic drugs – including monoclonal antibodies (“mAbs”), recombinant proteins, vaccines and cell and gene therapies (“C&GT”) – that are improving human health worldwide. Increasingly, our technologies are being implemented to overcome challenges in processing plasmid DNA (a starting material for the production of mRNA) and gene delivery vectors such as lentivirus and adeno-associated viral vectors. For more information regarding our business, products and acquisitions, see above sections in Part I, Item 1. "Business" including “Overview”, “Our Products”, “2024 Acquisitions”, “2023 Acquisitions” and “Our Market Opportunity” sections therein.

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

We have experienced, and expect to continue to experience, cost inflation, primarily in raw materials, and other supply chain costs, as a result of global macroeconomic trends, including global geopolitical conflicts and labor shortages. Actions taken to mitigate supply chain disruptions and inflation, including price increases and productivity improvements, have generally been successful in offsetting the impact of these trends. In addition, decreasing demand for vaccines for the COVID-19 pandemic, including all subsequent variants of the SARS-CoV-1 coronavirus (“COVID-19”) is driving a reduction in future demand of our products related to these vaccines. We expect that these trends will continue to impact our results for 2025 as well.

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

Revenue recognition

We generate revenue from the sale of bioprocessing products, equipment devices, and related consumables used with these equipment devices to customers in the life science and biopharmaceutical industries. Under Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or services to a customer (“transaction price”). To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. We do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. None of our contracts contained a significant financing component as of December 31, 2024.

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

Shipping and handling fees are recorded as a component of product revenue, with the associated costs recorded as a component of cost of goods sold in our consolidated statements of comprehensive income.

Inventories

We value inventory at cost or, if lower, net realizable value, using the first-in, first-out method. We review our inventory at least quarterly and record a provision for excess and obsolete inventory based on our estimates of expected sales volume, production capacity and expiration dates of raw materials, work-in-process and finished products. We write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of goods sold in our consolidated statements of comprehensive income. Manufacturing of bioprocessing finished goods is done to order and tested for quality specifications prior to shipment.

A change in the estimated timing or amount of demand for our products could result in additional provisions for excess inventory quantities on hand. Any significant unanticipated changes in demand or unexpected quality failures could have a significant impact on the value of inventory and reported operating results. In 2024, we recorded $36.0 million in inventory adjustments, which includes the impact of the Company discontinuing the sale of certain product SKUs and the impact of having proactively secured materials during the pandemic to meet accelerated demand during a challenging supply chain environment in the industry. Where demand has reduced, finished goods and raw materials, whose value exceeded the projected requirements to be used before reaching their expiration date, or in a reasonable time horizon, were written down to their realizable value. The Restructuring Plan described in Note 7, “Restructuring Activities and Other Inventory-Related Charges,” to our consolidated financial statements, also includes the closing of manufacturing facilities and excess production lines, which included inventory that could not be repurposed.

Business combinations

Total consideration transferred for acquisitions is allocated to the tangible and intangible assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets and deferred revenue obligations. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of comprehensive income. The Company estimates the fair value of the contingent consideration earnouts using a Monte Carlo Simulation and updates the fair value of the contingent consideration at each reporting period based on the estimated probability of achieving the earnout targets and applying a discount rate that captures the risk associated with the expected contingent payments. To the extent that our estimates change in the future regarding the likelihood of achieving these targets, we may need to record material adjustments to our accrued contingent consideration. Such changes in the fair value of contingent consideration are recorded as contingent consideration in our consolidated statements of comprehensive income. The fair value of contingent consideration obligations for the year ended December 31, 2024 had a net change of $3.2 million primarily related to the change in the contingent consideration obligations from the acquisition of Avitide, Inc. (“Avitide”) in September 2021.

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

Intangible assets and goodwill

Intangible assets

Intangible assets with a definite life are amortized over their useful lives using the straight-line method and the amortization expense is recorded within cost of goods sold, research and development, and selling, general and administrative expense in the consolidated statements of comprehensive income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist, that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its definite-lived intangible assets are recoverable at December 31, 2024.

Indefinite-lived intangible assets are tested for impairment at least annually. There has been no impairment of our intangible assets for the periods presented.

Goodwill

We test goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, macroeconomic conditions, industry and market conditions, entity specific factors such as strategies and financial performance, a significant adverse change in legal factors and an adverse action or assessment by a regulator. Goodwill is tested for impairment as of October 1 of each year, or more frequently as warranted by events or changes in circumstances mentioned above. Accounting guidance also permits an optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value. If, after this qualitative assessment, we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further quantitative testing would be necessary. A quantitative assessment is performed if the qualitative assessment results in a more likely than not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value.

We operate as one reporting unit. We performed a qualitative assessment for our reporting unit as of October 1, 2024, December 31, 2023 and December 31, 2022. Based on the assessment, we concluded that it was more likely than not that the estimated fair value of our reporting unit for 2024, 2023 and 2022 was higher than its carrying value for such years, and that the performance of the quantitative impairment test was not required. Therefore, no impairment was required for any of the periods presented.

Prior to fiscal year 2024, testing of impairment on our goodwill occurred annually as of our measurement date of December 31st, pursuant to Company policy. Subsequent to the 2023 annual impairment test, which was completed on December 31, 2023, we voluntarily changed our annual impairment assessment date from December 31st to October 1st, the first day of our fourth quarter, beginning on October 1, 2024. The change is being made to better align the annual impairment assessment date with our annual planning and budgeting process as well as the long-term planning and forecasting process. We have determined that this voluntary change in accounting principle is preferable and will not impact our consolidated financial statements nor is it being done to accelerate, avoid or trigger an impairment charge. This change is not going to be applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Therefore, the change will be applied prospectively.

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

Proceeds from the Subscription Transactions amounted to $276.1 million after debt issuance costs of $14.0 million. The exchange resulted in $6.2 million of the debt issuance costs related to the modified notes to be recorded to amortization of debt issuance costs in our 2023 consolidated statement of comprehensive income under the rules of modification accounting. The remaining debt issuance costs of $7.8 million as well as $0.7 million of unamortized costs carried over from the 2019 Notes at the exchange date, were capitalized within long-term debt (as a contra-liability) in our consolidated balance sheets and will be amortized as an adjustment to amortization of debt issuance costs over the five-year term of the 2023 Notes in our consolidated statement of comprehensive income. The carrying value of the 2023 Notes of $525.6 million is included in long-term debt on our consolidated balance sheets as of December 31, 2024.

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

During the fourth quarter of 2023, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the remaining $69.7 million aggregate principal amount of 2019 Notes were convertible at the option of the holders of the 2019 Notes during the first quarter of 2024. During 2024, $0.2 million aggregate principal amount of the 2019 Notes converted, bringing the remaining outstanding 2019 Notes to $69.5 million in aggregate principal amount. The remaining 2019 Notes matured and were paid off in full on July 15, 2024. The Company irrevocably elected to settle the conversion of the 2019 Notes using a combination of cash and the Company’s common stock, settling the par value of the 2019 Notes in cash and any excess conversion premium in shares. In connection with the conversion, the Company paid $69.6 million in cash, which included principal and accrued interest, and issued 100,944 shares of the Company’s common stock representing the conversion premium.

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

For the years ended December 31, 2024, 2023 and 2022, we recorded stock-based compensation expense of $48.1 million, $25.6 million and $27.3 million, respectively, for share-based awards granted under all of the Company’s stock plans.

As of December 31, 2024, there was $56.5 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.7 years. We expect 2,305,232 unvested options and stock units to vest over the next five years.

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

Revenues

Total revenues for years ended December 31, 2024 and 2023 were comprised of the following:

	For the Years Ended December 31,		2024 vs 2023
	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:
Product	$634,178	$631,979	$2,199	0.3%
Royalty and other income	261	383	(122)	(31.9%)
Total revenue	$634,439	$632,362	$2,077	0.3%

Product revenues

Since 2016, we have been increasingly focused on selling our products directly to customers in the pharmaceutical industry and to our contract manufacturers. These direct sales have represented 89.7% of our total product revenue during 2024 compared to 85.8% of our total product revenue in 2023. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders and the regulatory approvals for such antibodies, which may result in significant quarterly fluctuations.

Product revenues were comprised of the following:

	For the Years Ended December 31,
	2024	2023
	(Amounts in thousands)
Filtration products	$372,963	$341,379
Chromatography products	122,810	126,629
Process analytics products	59,301	56,820
Proteins products	74,425	103,463
Other	4,679	3,688
Total product revenue	$634,178	$631,979

Revenue from the sale of our products which make up our filtration, chromatography, process analytics and proteins franchises comes from the sale of a number of products as described in Part I, Item 1. “Business - Our Products” of this report. Other revenue primarily consists of revenue from the sale of our operating room products to hospitals as well as freight revenue.

In 2024, product revenue increased by $2.2 million, or 0.3%, as compared to 2023. The change is primarily driven by an increase of $31.6 million in our Filtration product revenue led by the success our of XCell ATF business. This increase was primarily offset by a decrease in our Proteins product revenue of $29.0 million, caused by headwinds in demand as Cytiva (a standalone operating company owned by Danaher Corporation) has moved certain ligand production in-house.

Royalty revenues

Royalty revenues for all periods presented relate to royalties received from a third-party systems manufacturer associated with our OPUS® chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partner.

Costs and operating expenses

Total costs and operating expenses for the years ended December 31, 2024 and 2023 were comprised of the following:

	For the Years Ended December 31,		2024 vs 2023
	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Cost of goods sold	$359,794	$353,922	$5,872	1.7%
Research and development	43,200	42,722	478	1.1%
Selling, general and administrative	263,368	218,584	44,784	20.5%
Contingent consideration	3,191	(30,569)	33,760	(110.4)%
Total costs and operating expenses	$669,553	$584,659	$84,894	14.5%

Cost of goods sold

In 2024, cost of goods sold increased $5.9 million, or 1.7%, compared to 2023, including an incremental $12.5 million of inventory adjustments compared to the prior year to reflect inventory at net realizable value, and an incremental $6.1 million charge compared to the prior year related to manufacturing facilities closed and equipment abandoned. These increases were partially offset by a decrease in accelerated depreciation of $3.8 million and a decrease in severance and employee related costs from restructuring of $1.2 million. See Note 6, “Restructuring Activities and Other Inventory-Related Charges” of this report for more information on the restructuring activities to simplify and streamline our organization and strengthen our overall effectiveness of our operations (“Restructuring Plan”). Our restructuring and other inventory-related activities include consolidating a portion of our manufacturing facilities between certain U.S. locations, writing-off abandoned equipment with the rationalization of excess production line capacity, discontinuing the sale of certain product SKUs, and evaluating the net realizable value of finished goods and raw materials. The non-cash inventory write-off in 2024 is the result of the Company discontinuing the sale of certain product SKUs and is also the result of the further evaluation of inventory positions in unusually turbulent market supply conditions. Where the value of finished goods and raw materials exceeded the projected requirements to be used before reaching their expiration date, or in a reasonable time horizon, they were written down to their realizable value.

The increase in restructuring changes was partially offset by a decrease in employee-related costs unrelated to the restructuring activities in 2024, as compared to 2023.

Gross margin was 43.3% in 2024, compared to 44.0% in 2023. The reduction in gross margin in 2024 as compared to 2023, is primarily due to restructuring activities as noted above during 2024 to simplify and streamline our organization and strengthen the overall effectiveness of our operations, which were $13.6 million higher in 2024 than 2023. Partially offsetting this increase in costs, margins increased as a result of a change in product mix.

Research and development expenses

R&D expenses are related to bioprocessing products, which include personnel, supplies and other research expenses. Due to the fact that these various programs share personnel and fixed costs, we do not track all of our expenses or allocate any fixed costs by program, and therefore, have not provided historical costs incurred by project.

R&D expenses increased $0.5 million, or 1.1%, during 2024, compared to 2023. The increase during the periods is primarily due to a $1.8 million increase in employee-related costs, partially offset by a decrease in product development costs of $1.4 million.

R&D expense also includes payments made to expand our proteins product offering through our development agreement with Navigo Proteins GmbH (“Navigo”). Such expenses were $3.1 million in 2024, $3.8 million in 2023, and $2.6 million in 2022 in the form of milestone payments to Navigo.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts, including legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

SG&A costs increased by $44.8 million, or 20.5%, in 2024, as compared to 2023 primarily due to $22.4 million in costs associated with the modification of our former Chief Executive Officer’s (“CEO”) unvested equity awards resulting from the announcement of his transition from CEO to Executive Chair of our Board, which was announced on June 12, 2024 and effective September 1, 2024. For more information on the former CEO’s transition to Executive Chair of our Board, see Note 13, “Stockholders’ Equity - Chief Executive Officer Accounting Modifications” included in this report. In addition, employee-related costs increased $15.9 million, and rent increased $5.9 million primarily related to the expansion of our Waltham headquarters.

Contingent consideration

Contingent consideration represents the change in fair value of the contingent consideration obligation included in current and noncurrent contingent consideration on the consolidated balance sheets as of the end of each period. Remeasurement of the contingent consideration obligation is done each quarter and the carrying value of the obligation is adjusted to the current fair value through our consolidated statements of comprehensive income. In 2024, 2023 and 2022, actual and expected results and a change in market inputs used to calculate the discount rate, resulted in adjustments to the fair value of the contingent consideration obligation for the years ended December 31, 2024, 2023 and 2022 of $3.2 million, ($30.6) million, and ($28.7) million, respectively.

Other income (expenses), net

The table below provides detail regarding our other income (expenses), net:

	For the Years Ended December 31,		2024 vs 2023
	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Investment income	$35,827	$24,135	$11,692	48.4%
Interest expense	(20,731)	(2,503)	(18,228)	728.2%
Loss on extinguishment of debt	—	(12,676)	12,676	100.0%
Amortization of debt issuance costs	(1,843)	(8,075)	6,232	(77.2)%
Other income (expenses)	(5,174)	8,123	(13,297)	(163.7)%
Total other income (expenses), net	$8,079	$9,004	$(925)	(10.3)%

Investment income

Investment income includes income earned on invested cash balances. Our investment income increased by $11.7 million in 2024, as compared to 2023 due to having higher average invested cash balances since December 31, 2023. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Interest expense

Interest expense in 2024 is primarily from contractual coupon interest on the convertible debt outstanding as of December 31, 2024. On December 14, 2023, we entered into a privately negotiated exchange and subscription agreement with certain holders of the 2019 Notes and certain new investors pursuant to which we issued $600.0 million aggregate principal amount of the 2023 Notes. Interest expense in 2024 includes $0.1 million of interest on the 2019 Notes, compared to $1.0 million of interest expense on the 2019 Notes in 2023. Interest expense in 2024 also includes $6.0 million of contractual coupon interest on the 2023 Notes for which there were no comparable amounts in 2023 as well as $13.7 million in accretion of the $82.1 million debt discount on the modified notes, which includes the accretion of an increase in principal and the accretion of increased fair value of the conversion option in 2024, for which there were no comparable costs in 2023. See Note 15, “Convertible Senior Notes,” to our consolidated financial statements included in this report for more information on this transaction.

Loss on extinguishment of debt

In 2023, as part of the Exchange Transaction, we exchanged $217.7 million in aggregate principal amount of the 2019 Notes for $309.9 million in aggregate principal amount of the 2023 Notes. Upon evaluation of the Exchange Transaction, approximately $29.6 million, of the $217.7 million in aggregate principal amount of the 2019 Notes were deemed extinguished. As a result, we recorded a $12.7 million loss on extinguishment of debt in our consolidated statements of comprehensive income in 2023, which includes a $12.6 million write-off for the increase in principal of the converted notes being extinguished and a $0.1 million write-off of unamortized debt issuance costs related to the converted notes being extinguished. No such transactions occurred in 2024.

Amortization of debt issuance costs

Amortization of debt issuance costs decreased during 2024, as compared to 2023. Transaction costs related to the issuance of the 2019 Notes and the 2023 Notes are amortized to amortization of debt issuance costs on the consolidated statements of comprehensive income. Any third-party costs directly related to the modification or exchange are expensed as incurred. Therefore, in 2023, we recorded $6.4 million to amortization of debt issuance costs, which included $6.2 million of debt issuance costs directly related to the modified notes and $0.2 million of amortization of the capitalized debt issuance costs.

Other income (expenses), net

The changes in other expenses, net in 2024, as compared to 2023, is primarily attributable to realized and unrealized foreign currency gains and losses related to transactions with customers and vendors, as well as the revaluation impact of intercompany loans with subsidiaries.

Income tax (benefit) provision

Income tax (benefit) provision for the years ended December 31, 2024 and 2023 was as follows:

	For the Years Ended December 31,		2024 vs 2023
	2024	2023	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax (benefit) provision	$(1,521)	$21,111	$(22,632)	(107.2)%
Effective tax rate	5.6%	37.2%

For year ended December 31, 2024, we recorded an income tax benefit of $1.5 million. The effective tax rate was 5.6% for 2024 and is based upon the net loss for the year ended December 31, 2024 and the composition of income in different jurisdictions. The difference in effective tax rates between 2024 and 2023 was primarily due to a loss before income taxes and nonrecurring nondeductible loss on extinguishment of debt and debt discount that occurred in 2023.

Liquidity and Capital Resources

We have financed our operations primarily through revenues derived from product sales, and the issuance of the Notes and public offerings. Most recently, the 2023 Notes issued in in December 2023. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

At December 31, 2024, we had cash and cash equivalents of $757.4 million compared to cash and cash equivalents of $751.3 million at December 31, 2023. There were no restrictions on cash as of December 31, 2024 and 2023.

In 2024, we acquired Tantti for $54.8 million in cash, net of cash acquired. In connection with the acquisitions, the Company has an obligation to pay up to $54.5 million (undiscounted) in contingent consideration earnout payments in cash over a three-year earnout period beginning January 1, 2025 and ending December 31, 2027. See Note 3, “Fair Value Measurements,” and Note 5, “Acquisitions,” for additional information.

On December 14, 2023, the Company issued $600.0 million aggregate principal amount of its 2023 Notes in a private placement pursuant to separate, privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with a limited number of holders of its outstanding 2019 Notes and certain other qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). Pursuant to the Exchange and Subscription Agreements, the Company exchanged $217.7 million of its 2019 Notes for $309.9 million aggregate principal amount of the 2023 Notes (the “Exchange Transaction”) and issued $290.1 million aggregate principal amount of the 2023 Notes (the “Subscription Transactions”) for $290.1 million in cash. Proceeds from the Subscription Transactions amounted to $276.1 million after debt issuance costs of $13.9 million. The 2023 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 1.00% per year. Interest is payable semi-annually in arrears on each June 15 and December 15, commencing on June 15, 2024. The 2023 Notes will mature on December 15, 2028, unless earlier redeemed, repurchased or converted. During the fourth quarter of 2024, the closing price of the Company's common stock did not exceed 130% of the conversion price of the 2023 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2023 Notes are not convertible at the option of the holders of the 2023 Notes during the fourth quarter of 2024, the quarter immediately following the quarter when the conditions are met, as stated in the indenture governing the 2023 Notes. For more information on the 2023 Notes, see Note 15, Convertible Senior Notes, to this report.

In 2024, we had lease arrangements for certain equipment and facilities including corporate and manufacturing sites. As of December 31, 2024, the Company had fixed lease payment obligations of $195.5 million, with $24.9 million payable within 12 months. See Note 7, “Leases,” for additional information.

In 2024, we had other purchase obligations primarily consisting of purchase commitments with certain vendors and open purchase orders for the procurement of raw materials for manufacturing. As of December 31, 2024, the Company had other purchase obligations of $31.0 million, payable within 12 months.

Cash flows

	For the Years Ended December 31,		2024 vs 2023
	2024	2023	$ Change
	(Amounts in thousands)
Cash provided by (used in):
Operating activities	$175,394	$113,918	$61,476
Investing activities	(86,383)	(123,275)	36,892
Financing activities	(82,902)	248,961	(331,863)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(77)	(11,739)	11,662
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,032	$227,865	$(221,833)

Operating activities

For 2024, our operating activities provided cash of $175.4 million reflecting net loss of $25.5 million and non-cash charges totaling $140.0 million primarily related to depreciation, intangible amortization, amortization of debt discount and issuance costs, contingent consideration fair value adjustments, deferred income taxes, stock-based compensation charges, loss on disposal of fixed assets, and right of use asset amortization. A decrease in inventory contributed $56.9 million to the change in working capital, of which $36.1 million was related to the Restructuring Plan and other inventory-related charges. Accounts payable and accrued expenses provided $19.0 million due to the timing of payments to vendors. Partially offsetting these favorable changes, accounts receivable increased $14.0 million due to timing of sales and receipts from customers.

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

Investing activities

Our investing activities consumed $86.4 million of cash in 2024, primarily due to $54.8 million in cash (net of cash received) used for the 2024 acquisition of Tantti Laboratory Inc. Capital expenditures consumed $29.9 million in 2024, including $4.2 million of capitalized costs related to our internal-use software for 2024. In addition, in November 2024, the Company amended the License Agreement (the “Daylight Agreement”) with DRS Daylight Solutions, Inc. (“Daylight”) to extend the License Agreement one additional year for a one-time payment of $3.0 million.

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

Financing activities

In 2024, cash consumed by financing activities was $82.9 million, driven primarily by the repayment of the 2019 Notes of $69.9 million, $9.9 million in cash disbursed for shares withheld to cover employee income tax due upon the vesting and release of restricted stock units, and $7.3 million paid to settle the cash portion of the contingent earnout obligation related to our acquisition of Avitide in September 2021. These payments were partially offset by proceeds received from stock option exercises during the period.

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

Effect of exchange rate changes on cash, cash equivalents and restricted cash

The effect of exchange rate changes on cash during 2024 is a result of the strengthening of the U.S. dollar against the Swedish krona by 9%, the strengthening of the U.S. dollar against the Euro by 6% and the strengthening of the U.S. dollar against the British pound by 2%.

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

Absent acquisitions of additional products, product candidates or intellectual property, we believe our current cash balances and future cash flow from operations are adequate to meet our cash needs for at least the next 24 months. We expect operating expenses in 2025 to increase as we continue to expand our bioprocessing business. We expect to incur continued spending related to the development and expansion of our bioprocessing product lines and expansion of our commercial capabilities for the foreseeable future. Our future capital requirements may include, but are not limited to, purchases of property, plant and equipment, the acquisition of additional bioprocessing products and technologies to complement our existing manufacturing capabilities, and continued investment in our intellectual property portfolio.

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

Net Operating Loss Carryforwards

At December 31, 2024, we had federal net operating loss carryforwards of $19.3 million, state net operating loss carryforwards of $11.9 million, and foreign net operating loss carryforwards of $26.0 million. The federal net operating loss carryforwards have unlimited carryforward periods and do not expire. The state net operating loss carryforwards will expire at various dates through 2044. Approximately $4.8 million of the foreign net operating loss carryforwards have unlimited carryforward periods and do not expire, while $21.2 million of the foreign net operating loss carryforwards will expire at various dates through 2034. We had federal and state business tax credit carryforwards of $6.6 million available to reduce future federal and state income taxes. The business tax credit carryforwards will expire at various dates through 2044. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service, state and foreign jurisdictions and may be limited in the event of certain changes in the ownership interest of significant stockholders.

Foreign Earnings

As of December 31, 2024, we have accumulated undistributed earnings generated by our foreign subsidiaries of approximately $266.2 million. Because $5.7 million of such earnings have previously been subject to the one-time transition tax on foreign earnings required by the Tax Cuts and Jobs Act enacted in December 2017, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. At December 31, 2024, we have not provided for taxes on outside basis differences of our foreign subsidiaries as it is not practicable and we have the ability and intent to indefinitely reinvest the undistributed earnings of our foreign subsidiaries, and there are no needs for such earnings in the United States that would contradict our plan to indefinitely reinvest.

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

Interest Rate Risk

We have historically held investments in commercial paper, U.S. treasury and government securities as well as corporate bonds and other debt securities. As a result, we have been exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise. We do not have any such investments as of December 31, 2024. Our investment portfolio consists of cash and cash equivalents (cash and money market funds) that total $757.4 million on the consolidated balance sheets as of December 31, 2024. Our cash equivalent investments (money market funds) have short-term maturity periods that dampen the impact of market or interest rate risk. As a result, a hypothetical 100 basis point increase in interest rates would have no effect on our cash position as of December 31, 2024.

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

Although a majority of our contracts are denominated in U.S. dollars, 37.0% and 37.9% of total revenues were denominated in foreign currencies during 2024 and 2023, respectively.

We use foreign exchange forward contracts to hedge a portion of our exposures to changes in currency exchange rates which result from an intercompany loan with a subsidiary. We do not use derivative financial instruments for trading or speculative purposes. A hypothetical 10% change in currency exchange rates would not have a material impact on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 15(a) below and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) and as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were not effective as of such date due to material weaknesses in our internal control over financial reporting, as described below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We acquired Tantti Laboratory Inc. (“Tantti”) on December 2, 2024 and the financial results of this acquisition are included in our audited consolidated financial statements as of December 31, 2024. The Company's consolidated total assets as of December 31, 2024 includes $78.1 million from the Tantti acquisition and no associated revenue. As this acquisition occurred during 2024, the scope of our assessment of our internal control over financial reporting does not include this acquisition. This exclusion is in accordance with the Securities and Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of such acquisition.

In connection with our initiative to integrate and enhance our global information technology systems and business processes, we continued the phased implementation of our enterprise resource planning (“ERP”) system. The Company is implementing the ERP system in phases and will continue until the current and future subsidiaries are using it. The sixth phase of implementation was in process as of December 31, 2024. We continue to execute certain existing internal controls over financial reporting related to our ERP system as of December 31, 2024.

As reported in the Company’s December 31, 2023 Form 10-K/A, the Company previously identified the following material weaknesses in internal control over financial reporting:

1.
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

As of December 31, 2024, the Company identified the following new material weaknesses in internal control over financial reporting:

1.
Management did not maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not maintain logical access controls and program change management controls to ensure that access to programs and data are appropriately restricted and program and data changes are identified, tested, authorized, and implemented appropriately. As a result, automated and business process controls that rely on information from the systems were also deemed ineffective because they could have been adversely affected.
2.
Irrespective of the effects of the IT general controls deficiencies, management did not perform certain business process-level controls related to inventory valuation and the financial statement close process either in a timely manner or with an appropriate precision threshold.

Based on these material weaknesses, the Company’s management concluded that at December 31, 2024, the Company’s internal control over financial reporting was not effective.

Remediation of a Previously Disclosed Material Weakness - Income tax accounting related to non-routine transactions

In connection with our 2024 financial statement close process, we designed and implemented enhanced internal controls over accounting for non-routine transactions that had income tax implications for the Company. This included performing additional control procedures over our acquisition of Tantti, which occurred in December 2024. Based upon the successful execution of the remediation plan previously disclosed and the testing and evaluation of the effectiveness of our internal control over financial reporting, we have concluded that the material weakness referred to above has been remediated and no longer existed as of December 31, 2024.

Remediation Plan – Material Weaknesses

Following identification of the material weaknesses identified above, and as part of our commitment to strengthen our internal control over financial reporting, we have and will continue to implement remedial actions under the oversight of the Audit Committee of our Board to address these deficiencies.

Our remediation activities include the following with respect to revenue recognition:

•
Designing and implementing new internal controls to validate there is a complete listing of revenue contracts that have non-standard terms, which require incremental accounting analysis under ASC 606.
•
Designing and implementing new internal controls evaluating the accounting for contract amendments, including amendments accounted for as contract modifications.
•
Enhancing and expanding our existing revenue recognition control procedures and attributes when evaluating the accounting impact of non-standard contract terms and contract modifications.
•
Increased education for internal resources on accounting for contracts within the scope of ASC 606 and deploying enablers to facilitate documentation of accounting analyses and conclusions.

Our remediation activities will include the following with respect to IT general controls:

•
Reassessing the operating effectiveness of internal controls related to the program and data change management and user access processes; and
•
Expanding the management and governance over IT system controls.

Our remediation activities will include the following with respect to certain business process-level controls:

•
Reassessing the operating effectiveness of these controls, including precision thresholds, timely execution, and documentation requirements for control owners;
•
Assessing the frequency of our control monitoring activities to ensure that they are conducted in a timely manner; and
•
Hiring additional staff, including external experts, to enhance the performance, documentation, and monitoring of such controls. This includes providing training for control owners setting out expectations as it relates to the control risk and design, execution and monitoring of such controls, including enhancements to the documentation to evidence the execution of the control.

We expect to undertake significant remediation activities in the coming fiscal year, and expect to continue to execute, test, and assess the effectiveness of these controls as we progress into fiscal 2025.

Our CEO and CFO have certified that, based on their knowledge, our consolidated financial statements and other financial information included in this Amendment, fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented in this Amendment.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified opinion on our consolidated financial statements and has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024.

(c) Attestation Report of the Independent Registered Public Accounting Firm.

Our independent registered public accounting firm, Ernst & Young LLP, which audited the financial statements included in this Form 10-K, containing the disclosure required by this Item, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024, which is included below.

ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Repligen Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Repligen Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Repligen Corporation (the Company) has not maintained effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tantti Laboratory Inc. (“Tantti”), which is included in the 2024 consolidated financial statements of the Company and constituted $78.1 million of total assets as of December 31, 2024 and no associated revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Tantti.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses related to the Company’s revenue recognition process, the operating effectiveness of IT general controls around logical access and change management in IT systems and the precision and timeliness of business process-level controls in the areas of inventory valuation and the financial statement close process.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 13, 2025, which expressed an unqualified opinion thereon.

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

March 13, 2025

(d) Changes in Internal Control Over Financial Reporting

Excluding the material weaknesses identified above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management believes the consolidated financial statements reflected in our current Amendment are accurately stated.

ITEM 9B. OTHER INFORMATION

Director and Officer Trading Plans and Arrangements

During the fourth quarter of 2024, Tony J. Hunt, Director and Executive Chair of the Board of Directors, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Securities Exchange Act of 1934 ("Exchange Act") on December 9, 2024 to sell up to 107,314 shares of our common stock between March 10, 2025 and November 25, 2025, the date this plan expires. The trading plan will cease upon the earlier of November 25, 2025 or the sale of all shares subject to the trading plan.

During the fourth quarter of 2024, Olivier Loeillot, our President and Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act on December 12, 2024 to sell up to 24,968 shares of our common stock between March 13, 2025 and December 12, 2025, the date this plan expires. The trading plan will cease upon the earlier of December 12, 2025 or the sale of all shares subject to the trading plan.

During the fourth quarter of 2024, Jason K. Garland, our Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act on December 13, 2024 to sell up to 1,579 shares of our common stock between May 5, 2025 and

December 12, 2025, the date this plan expires. The trading plan will cease upon the earlier of December 12, 2025 or the sale of all shares subject to the trading plan.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Items 10, 11, 12, 13 and 14, is incorporated herein by reference from the Company’s proxy statement for the 2025 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K ("Form 10-K"):

(a) (1) Financial Statements:

The financial statements required by this item are submitted in a separate section beginning on page 68 of this report, as follows:

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

10.4*	Repligen Corporation Amended and Restated 2012 Stock Option and Incentive Plan (filed as Exhibit 99.1 to Repligen Corporation’s Form S-8 filed on June 2, 2014 and incorporated herein by reference).

10.5*	Repligen Corporation Amended and Restated Non-Employee Directors' Compensation Policy.
10.6	Form of Indemnification Agreement (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on May 12, 2016 and incorporated herein by reference).
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

10.10*	Repligen Corporation Amended and Restated Severance and Change in Control Plan, effective as of May 26, 2022 (filed as Exhibit 10.1 to Repligen Corporation's Form 8-K filed June 1, 2022).
10.11*	Employment Agreement, dated as of June 12, 2024, by and between the Company and Olivier Loeillot (filed as Exhibit 10.2 to Repligen Corporation’s Quarterly Report on Form 10-Q filed on July 30, 2024).
10.12*

Employment Agreement, dated as of September 8, 2023, by and between Repligen Corporation and Jason Garland (filed as Exhibit 10.1 to Repligen Corporation's Current Report on Form 8-K filed on September 12, 2023).

10.14

First Amendment to Lease Agreement, dated as of July 7, 2020 by and between Repligen Corporation and U.S. REIF 111 Locke Drive Massachusetts, LLC (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on July 10, 2020 and incorporated herein by reference).

10.15*

Repligen Corporation 2018 Stock Option and Incentive Plan, Sub-Plan for French-Qualified Restricted Stock Units (filed as Exhibit 10.1 to Repligen Corporation’s Form 10-Q for the quarter ended June 30, 2021 and incorporated herein by reference).

19.1

Repligen Corporation Amended and Restated Statement of Company Policy on Insider Trading and Disclosure & Trading Procedures for Insiders (filed as Exhibit 19.1 to Repligen Corporation's Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference).

21.1+	Subsidiaries of the Registrant.
23.1+	Consent of Ernst & Young LLP, Independent Registered Accounting Firm.
24.1+	Power of Attorney (included on signature page).
31.1+	Rule 13a-14(a)/15d-14(a) Certification.
31.2+	Rule 13a-14(a)/15d-14(a) Certification.
32.1++	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1

Repligen Corporation Compensation Recovery Policy (filed as Exhibit 97.1 to Repligen Corporation's Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference).

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

+ Filed electronically herewith.

++ Furnished herewith.

The exhibits listed above are not contained in the copy of the Annual Report on Form 10-K distributed to stockholders. Upon the request of any stockholder entitled to vote at the 2025 Annual Meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 41 Seyon Street, Waltham, MA 02453.

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

REPLIGEN CORPORATION

Date: March 13, 2025	By:	/S/ OLIVIER LOEILLOT
Oliver Loeillot Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby makes, constitutes and appoints Olivier Loeillot and Jason K. Garland with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign any or all amendments to this Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents of any of them, or any substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ OLIVIER LOEILLOT Oliver Loeillot	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2025

/S/ JASON K. GARLAND Jason K. Garland	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2025

/S/ TONY J. HUNT Tony J. Hunt	Executive Chair of the Board	March 13, 2025

/S/ KAREN DAWES Karen Dawes	Lead Independent Director	March 13, 2025

/S/ NICOLAS M. BARTHELEMY Nicolas M. Barthelemy	Director	March 13, 2025

/S/ CARRIE EGLINTON MANNER Carrie Eglinton Manner	Director	March 13, 2025

/S/ KONSTANTIN KONSTANTINOV Konstantin Konstantinov	Director	March 13, 2025

/S/ MARTIN D. MADAUS Martin D. Madaus	Director	March 13, 2025

/S/ ROHIN MHATRE Rohin Mhatre	Director	March 13, 2025

/S/ GLENN P. MUIR Glenn P. Muir	Director	March 13, 2025

/S/ MARGARET A. PAX Margaret A. Pax	Director	March 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Repligen Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Repligen Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 13, 2025 expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Tantti acquisition
Description of the Matter

As disclosed in Note 5 to the consolidated financial statements, during 2024 the Company completed the acquisition of Tantti Laboratory Inc. (Tantti) for total consideration of approximately $74.8 million. The transaction was accounted for as a business combination and included the recognition of a developed technology asset of $28.9 million.

Auditing the Company's accounting for the Tantti business combination was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of the acquired developed technology intangible asset of $28.9 million. The significant estimation uncertainty associated with the developed technology intangible asset was primarily due to the sensitivity of the underlying assumptions about the future performance of the acquired business. The significant assumptions used to estimate the value of the developed technology intangible asset included the discount rate and certain assumptions that form the basis of the forecasted results, including revenue growth rates and expectations related to technological obsolescence. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We tested the Company's controls over its accounting for acquisitions. Our tests included controls over the process supporting the recognition and measurement of the developed technology intangible asset. We also tested management’s review control over the assumptions used in the valuation model.

To test the estimated fair value of the developed technology intangible asset, our procedures included, among others, evaluating the Company's selection of the valuation methodologies, evaluating the methods and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and the estimate. This included comparing the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions as well as the historical revenue growth rates for those similar assets, customer sales orders received subsequent to the acquisition date and sensitivity analyses. We involved our valuation professionals to assist in the evaluation of the methodologies used by the Company and to evaluate the significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Boston, Massachusetts

March 13, 2025

REPLIGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$757,355	$751,323
Accounts receivable, net of reserves of $1,832 and $2,122 at December 31, 2024 and December 31, 2023, respectively	134,115	124,161
Inventories, net	142,964	202,321
Prepaid expenses and other current assets	31,607	33,541
Total current assets	1,066,041	1,111,346
Noncurrent assets:
Property, plant and equipment, net	197,738	207,440
Intangible assets, net	397,897	406,957
Goodwill	1,030,995	987,120
Deferred tax assets	749	1,530
Operating lease right of use assets	135,378	115,515
Other noncurrent assets	868	1,277
Total noncurrent assets	1,763,625	1,719,839
Total assets	$2,829,666	$2,831,185
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,134	$19,563
Operating lease liability	15,104	5,631
Current contingent consideration	17,126	12,983
Accrued liabilities	62,423	57,313
Convertible Senior Notes due 2024, net	—	69,452
Total current liabilities	126,787	164,942
Noncurrent liabilities:
Convertible Senior Notes due 2028, net	525,567	510,143
Deferred tax liabilities	22,775	39,324
Noncurrent operating lease liability	145,576	126,578
Noncurrent contingent consideration	19,662	14,070
Other noncurrent liabilities	16,581	11,283
Total noncurrent liabilities	730,161	701,398
Total liabilities	856,948	866,340
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 56,091,677 shares at December 31, 2024 and 55,766,078 shares at December 31, 2023 issued and outstanding	561	558
Additional paid-in capital	1,617,336	1,569,227
Accumulated other comprehensive loss	(52,533)	(37,808)
Retained earnings	407,354	432,868
Total stockholders’ equity	1,972,718	1,964,845
Total liabilities and stockholders’ equity	$2,829,666	$2,831,185

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023	2022

Revenue:
Products	$634,178	$631,979	$801,183
Royalty and other revenue	261	383	353
Total revenue	634,439	632,362	801,536
Costs and operating expenses:
Cost of goods sold	359,794	353,922	345,830
Research and development	43,200	42,722	43,936
Selling, general and administrative	263,368	218,584	215,829
Contingent consideration	3,191	(30,569)	(28,729)
Total costs and operating expenses	669,553	584,659	576,866
Income (loss) from operations	(35,114)	47,703	224,670
Other income (expenses):
Investment income	35,827	24,135	6,978
Interest expense	(20,731)	(2,503)	(1,162)
Loss on extinguishment of debt	—	(12,676)	—
Amortization of debt issuance costs	(1,843)	(8,075)	(1,815)
Other income (expenses)	(5,174)	8,123	(9,531)
Other income (expenses), net	8,079	9,004	(5,530)
(Loss) income before income taxes	(27,035)	56,707	219,140
Income tax (benefit) provision	(1,521)	21,111	33,181
Net (loss) income	$(25,514)	$35,596	$185,959
(Loss) earnings per share:
Basic	$(0.46)	$0.64	$3.35
Diluted	$(0.46)	$0.63	$3.24
Weighted average common shares outstanding:
Basic	55,937	55,720	55,460
Diluted	55,937	56,377	57,455

Net (loss) income	$(25,514)	$35,596	$185,959
Other comprehensive income (loss):
Foreign currency translation adjustment	(14,725)	(3,414)	(17,508)
Comprehensive income (loss)	$(40,239)	$32,182	$168,451

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Stock
	Number of Shares (#)	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings/ (Deficit)	Total Stockholders' Equity
Balance at December 31, 2021	55,321,457	$553	$1,572,340	$(16,886)	$194,060	$1,750,067
Net income	—	—	—	—	185,959	185,959
Issuance of common stock for debt conversion	21	1	(7)	—	—	(6)
Exercise of stock options and vesting of stock units	326,192	3	3,704	—	—	3,707
Tax withholding on vesting of restricted stock units	(89,972)	(1)	(17,017)	—	—	(17,018)
Stock-based compensation expense	—	—	27,316	—	—	27,316
Impact of the adoption of ASU 2020-06	—	—	(39,070)	—	17,253	(21,817)
Translation adjustment	—	—	—	(17,508)	—	(17,508)
Balance at December 31, 2022	55,557,698	$556	$1,547,266	$(34,394)	$397,272	$1,910,700
Net income, as restated	—	—	—	—	35,596	35,596
Issuance of common stock for debt conversion	8	—	(13)	—	—	(13)
Exercise of stock options and vesting of stock units	251,886	3	1,073	—	—	1,076
Repurchase of common stock	(92,090)	(1)	(14,385)	—	—	(14,386)
Tax withholding on vesting of restricted stock units	(77,759)	(1)	(13,226)	—	—	(13,227)
Issuance of common stock pursuant to the acquisition of FlexBiosys, Inc.	31,415	—	5,465	—	—	5,465
Issuance of common stock pursuant to the acquisition of Metenova Holding AB	52,299	1	8,103	—	—	8,104
Issuance of common stock pursuant to the Avitide, Inc. contingent consideration earnout payment	42,621	—	7,229	—	—	7,229
Stock-based compensation expense	—	—	25,575	—	—	25,575
Convertible note modification	—	—	2,791	—	—	2,791
Deferred tax impact on conversion feature	—	—	(651)	—	—	(651)
Translation adjustment	—	—	—	(3,414)	—	(3,414)
Balance at December 31, 2023	55,766,078	$558	$1,569,227	$(37,808)	$432,868	$1,964,845
Net loss	—	—	—	—	(25,514)	(25,514)
Conversion of debt	100,944	1	(115)	—	—	(114)
Exercise of stock options and vesting of stock units	248,108	3	4,294	—	—	4,297
Tax withholding on vesting of restricted stock units	(54,861)	(1)	(9,882)	—	—	(9,883)
Issuance of common stock pursuant to contingent consideration earnout payments	31,408	—	5,742			5,742
Stock-based compensation expense	—	—	48,070	—	—	48,070
Translation adjustment	—	—	—	(14,725)	—	(14,725)
Balance at December 31, 2024	56,091,677	$561	$1,617,336	$(52,533)	$407,354	$1,972,718

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(25,514)	$35,596	$185,959
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Inventory step-up charges	—	1,238	—
Depreciation and amortization	69,673	68,556	50,985
Amortization of debt discount and issuance costs	15,588	2,448	1,815
Stock-based compensation	48,070	25,575	27,316
Deferred income taxes, net	(16,790)	1,175	(1,352)
Contingent consideration	3,191	(30,569)	(28,729)
Non-cash interest income	—	(2,023)	—
Loss on extinguishment of debt	—	12,676	—
Loss on fixed asset abandonment	3,596	—	—
Operating lease right of use asset amortization	16,889	17,558	6,027
Other	(230)	1,783	(100)
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(14,031)	(3,312)	(3,596)
Inventories	56,895	40,973	(57,204)
Prepaid expenses and other assets	1,553	(13,333)	2,396
Other assets	471	(461)	(231)
Accounts payable	12,898	(9,803)	(8,197)
Accrued expenses	6,106	(21,518)	(2,019)
Operating lease liability	(8,292)	(12,728)	(1,953)
Long-term liabilities	5,321	87	966
Total cash provided by operating activities	175,394	113,918	172,083
Cash flows from investing activities:
Purchase of marketable securities held to maturity	—	—	(100,000)
Redemption of marketable securities	—	102,323	—
Additions to capitalized software costs	(4,222)	(2,766)	(3,512)
Acquisitions, net of cash acquired	(54,765)	(186,642)	—
Purchases of property, plant and equipment	(25,677)	(36,222)	(84,834)
Purchase of intellectual property	(3,006)	—	(45,000)
Other investing activities	1,287	32	110
Total cash used in investing activities	(86,383)	(123,275)	(233,236)
Cash flows from financing activities:
Repurchase of common stock	—	(14,386)	—
Proceeds from issuance of 2023 Convertible Senior Notes	—	290,094	—
Proceeds from exercise of stock options	4,294	1,076	3,707
Payment of debt issuance costs	—	(7,253)	—
Payment of tax withholding obligation on vesting of restricted stock units	(9,882)	(13,227)	(17,018)
Payment of earnout consideration	(7,375)	(7,298)	—
Repayment of Convertible Senior Notes	(69,939)	—	—
Other financing activities	—	(45)	(26)
Total cash (used in) provided by financing activities	(82,902)	248,961	(13,337)
Effect of exchange rate changes on cash and cash equivalents	(77)	(11,739)	(5,866)
Net increase (decrease) in cash and cash equivalents	6,032	227,865	(80,356)
Cash and cash equivalents, beginning of period	751,323	523,458	603,814
Cash and cash equivalents, end of period	$757,355	$751,323	$523,458
Supplemental disclosure of cash flow information:
Income taxes paid	$19,298	$26,963	$34,365
Interest paid	$6,070	$988	$1,033
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$37,894	$4,335	$29,126
Fair value of shares of common stock issued for acquisitions	$—	$13,569	$—
Fair value of shares of common stock issued for contingent consideration earnouts	$5,742	$7,229	$—
Acquisition date fair value of contingent consideration earnouts	$19,738	$6,640	$—
Acquisition of intangible assets and issuance of financing liability	$—	$—	$6,948
Issuance of 2023 Notes in exchange of 2019 Notes	$—	$42,179	$—
Extinguished 2019 Notes	$—	$29,634	$—

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

A majority of our 16 manufacturing sites are located in the United States (California, Massachusetts, New Hampshire, New Jersey, and New York). Outside the United States, we have manufacturing sites in Estonia, France, Germany, Ireland, the Netherlands, Sweden, and Taiwan.

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

Significant estimates and assumptions by management affect the Company’s revenue recognition for multiple element arrangements, the net realizable value of inventory, valuations and purchase price allocations related to business combinations, contingent consideration, estimated fair values of intangible assets and goodwill, amortization methods and periods, warranty reserves, certain accrued expenses, estimates related to the fair value of the conversion features of the convertible notes for purposes of assessing whether debt extinguishment or modification accounting applies to the Company’s debt exchange, stock-based compensation, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

Foreign Currency

The Company translates the assets and liabilities of its foreign subsidiaries at rates in effect at the end of the reporting period. Revenues and expenses are translated at average rates in effect during the reporting period. Translation adjustments include adjustments related to the Company’s various intercompany loans with foreign subsidiaries. Intercompany loans determined to be permanent are remeasured at each period end and included in accumulated other comprehensive loss on the consolidated balance sheets. Intercompany loans with foreign subsidiaries determined to be repayable are remeasured at each period end and included in other income (expenses) on the consolidated statements of comprehensive income. Exchange gains or losses resulting from the translation between the transactional currency and the functional currency are included in other income (expenses).

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

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. Applying the practical expedient in paragraph 606-10-32-18, the Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2024.

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

Shipping and handling fees are recorded as a component of product revenue, with the associated costs recorded as a component of cost of goods sold.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand and on deposit. Highly liquid investments in money market mutual funds with an original maturity of three months or less are classified as cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Restricted cash represents cash that is restricted as to withdrawal or usage. There was no restriction on the Company’s cash balance as of December 31, 2024 and 2023.

The Company’s cash and cash equivalents total as presented in the Company’s consolidated statements of cash flows for the years ended December 31, 2024, 2023 and 2022 was $757.4 million, $751.3 million and $523.5 million, respectively.

Investment Securities

We classify our investment securities in one of three categories: held to maturity, trading, or available for sale. Our investment portfolio at December 31, 2022 consisted of an investment in U.S. treasury bills classified as held to maturity which was included in the Company's consolidated balance sheets under marketable securities held to maturity. These marketable securities matured in June 2023 and there are no comparable investments as of December 31, 2024 and 2023. Securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and stated at amortized cost in the consolidated balance sheets. Management determines the appropriate classification of securities at the time of purchase based upon management's intent with regards to such investment and reevaluates such designation as of each balance sheet date. The Company's investment policy requires that it only invest in high-rated securities and limit its exposure to any single-user. There were no realized or unrealized gains or losses on investments recorded as of December 31, 2024, 2023 and 2022.

The Company classifies marketable securities as short-term when they have remaining contractual maturities of one year or less from the balance sheet date. The Company periodically assesses its marketable securities, if any, for impairment or credit losses.

Derivative Instruments

We use derivative financial instruments to manage exposure to foreign exchange risk, specifically foreign exchange forward contracts. Outstanding derivatives are recognized as assets or liabilities at their fair value. These forward contracts are not designated as hedging instruments, and the changes in fair value are recognized in other income (expense), net in the period of change. The gains and losses recorded in other income (expense), net for derivative instruments not designated as hedges were not material. We do not use derivative financial instruments for speculative or trading purposes

Fair Value Measurement

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

Convertible Instruments

The Company evaluates the embedded conversion feature within its convertible debt instruments under ASC 815, “Derivatives and Hedging.” The Company refers to ASC 815-15 and ASC 815-40 to determine if the conversion feature meets the definition of a derivative and, if so, whether to bifurcate the conversion feature and account for it as a separate derivative liability. Based on the Company’s analysis, its Convertible Senior Notes do not have an embedded conversion feature requiring bifurcation under ASC 815-15 and thus are accounted for as a single unit of account, a liability under ASC 470, “Debt.”

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

A change in the estimated timing or amount of demand for the Company’s products could result in additional provisions for excess inventory quantities on hand. Any significant unanticipated changes in demand or unexpected quality failures could have a significant impact on the value of inventory and reported operating results. Material adjustments related to a revised estimate of inventory valuations in 2024 and 2023 are discussed in Note 6, “Restructuring Activities and Other Inventory-Related Charges.”

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share (“EPS”) in accordance with ASC 260, "Earnings Per Share," which establishes standards for computing and presenting EPS. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. Potential common share equivalents consist of restricted stock awards (including performance stock units) and the incremental common shares issuable upon the exercise of stock options and warrants. Under the treasury stock method, unexercised “in-the-money” stock options are assumed to be exercised at the beginning of the period or at issuance, if later. The assumed proceeds are then used to purchase common shares at the average market price during the period. In periods when the Company has a net loss, stock awards are excluded from the calculation of earnings (loss) per share as their inclusion would have an antidilutive effect.

A reconciliation of basic and diluted weighted average share outstanding is as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(Amounts in thousands, except per share data)
Numerator:
Net (loss) income	$(25,514)	$35,596	$185,959
Effect of dilutive securities:
Charges associated with convertible debt instruments, net of tax	—	—	387
Numerator for diluted earnings per share - net income available to common stockholders after the effect of dilutive securities	$(25,514)	$35,596	$186,346

Denominator:
Weighted average shares used in computing net income per share - basic	55,937	55,720	55,460
Effect of dilutive shares:
Options and stock units	—	457	608
Convertible senior notes(1)	—	181	1,360
Contingent consideration	—	8	11
Dilutive effect of unvested performance stock units	—	11	16
Dilutive potential common shares	—	657	1,995
Denominator for diluted (loss) earnings per share - adjusted weighted average shares used in computing net income per share - diluted	55,937	56,377	57,455

(Loss) earnings per share:
Basic	$(0.46)	$0.64	$3.35
Diluted	$(0.46)	$0.63	$3.24

(1)
Represents the dilutive impact for the Company's 0.375% Convertible Senior Notes due 2024 (the “ 2019 Notes”) and its 1.00% Convertible Senior Notes due 2028 (the “2023 Notes”).

As the Company was in a net loss position for the year ended December 31, 2024, 422,325 shares of potentially dilutive options and restricted stock units are considered anti-dilutive. For the year ended December 31, 2024, 422,130 shares of the Company’s common stock were excluded from the calculation of diluted (loss) earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive. For the years ended December 31, 2023 and 2022, 306,849 shares and 177,318 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings per share because they would have had an anti-dilutive effect for years presented.

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

As provided by the terms of the Second Supplemental Indenture underlying the 2019 Notes, the Company irrevocably elected to settle the conversion obligation for the 2019 Notes in a combination of cash and shares of the Company's common stock. This means the Company will settle the par value of the 2019 Notes in cash and any excess conversion premium in shares. As mentioned in Note 15, “Convertible Senior Notes,” the Company adopted ASU 2020-06 effective January 1, 2022. Under ASU 2020-06, the Company is required to reflect the dilutive effect of the convertible securities by application of the “if-converted”

method, which means the denominator of the EPS calculation would include the total number of shares assuming the 2019 Notes had been fully converted at the beginning of the period. Prior to March 4, 2022, the Company had the choice to settle the conversion of the 2019 Notes in cash, stock or a combination of the two. Therefore, from January 1, 2022 (the date the Company adopted ASU 2020-06) to March 4, 2022, the Company included 3,474,429 shares in the denominator of the EPS calculation, applying the if converted method. Subsequent to March 4, 2022, after the Second Supplemental Indenture became effective, the Company irrevocably elected to settle the conversion obligation for the 2019 Notes in a combination of cash and shares of the Company's common stock, and from March 5, 2022 forward, only the excess premium will be settled with shares. Under the if-converted method of calculating dilutive shares, the Company was also required to exclude amortization of debt issuance costs and interest charges applicable to the convertible debt from the numerator of the dilutive EPS calculation for the period from January 1, 2022 to March 4, 2022, as if the interest on convertible debt was never recognized for that period. As a result, the Company excluded interest charges of $0.4 million (net of tax) from the numerator and included 1,359,957 shares in the calculation of diluted earnings as the dilutive effect of the conversion premium for the year ended December 31, 2022. There were no comparable amounts included in 2024 or 2023.

Segment Reporting

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the CODM in deciding how to allocate resources and assess performance. Our CEO has been identified as our CODM.

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. Net (loss) income as reported on the consolidated statement of comprehensive (loss) income is the measure of segment profit or loss used by the CODM in allocating resources and assessing performance. As a result, the financial information disclosed herein represents all of the material financial information related to the Company.

The following table represents product revenues by product line:

	For the Years Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Filtration products	$372,963	$341,379	$495,930
Chromatography products	122,810	126,629	131,680
Process analytics products	59,301	56,820	53,512
Proteins products	74,425	103,463	114,320
Other	4,679	3,688	5,741
Total product revenue	$634,178	$631,979	$801,183

The following table represents the Company’s total revenue by our country of domicile (the United States) and other countries where our major subsidiaries are domiciled for the periods presented (based on the location of the customer):

	For the Years Ended December 31,
	2024	2023	2022
Revenue by customers' geographic locations:
North America	50%	44%	43%
Europe	34%	36%	37%
APAC/Other	16%	20%	20%
Total revenue	100%	100%	100%

The following table represents the Company’s total assets by our country of domicile (the United States) and other countries where our major subsidiaries are domiciled for the periods presented:

	December 31,
	2024	2023
	(Amounts in thousands)
Total assets by geographic locations:
North America	$2,305,538	$2,377,868
Europe	410,284	426,148
APAC	113,844	27,169
Total assets by geographic location	$2,829,666	$2,831,185

The following table represents the Company’s long-lived assets by our country of domicile (the United States) and other countries where our major subsidiaries are domiciled for the periods presented:

	December 31,
	2024	2023
	(Amounts in thousands)
Long-lived assets by geographic locations:
North America	$284,868	$278,033
Europe	45,650	43,280
APAC	3,466	2,919
Total long-lived assets by geographic location	$333,984	$324,232

The following table presents the Company’s significant segment expenses which are regularly provided to the CODM for the single reportable segment:

	For the Years Ended December 31,
	2024	2023	2022

Total revenue	$634,439	$632,362	$801,536
Costs and operating expenses:
Cost of goods sold	359,794	353,922	345,830
Research and development	43,200	42,722	43,936
Sales and marketing	92,009	78,483	76,043
General and administrative	174,550	109,532	111,057
Total costs and operating expenses	669,553	584,659	576,866
Other income (expenses), net	8,079	9,004	(5,530)
Income tax (benefit) provision	(1,521)	21,111	33,181
Net (loss) income	$(25,514)	$35,596	$185,959

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings, limit its credit exposure to any one issuer (with the exception of U.S. treasury obligations) and type of instrument is limited. At December 31, 2024, the Company had no investments associated with foreign exchange contracts or options contracts. As of December 31, 2024, the Company used derivative financial instruments to manage exposure to foreign exchange risk on certain repayable intercompany loans with foreign subsidiaries, specifically foreign exchange forward contracts.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

There was no revenue from customers that represented 10% or more of the Company's total revenue for the years ended December 31, 2024, 2023 or 2022.

No accounts receivable balance from a specific customer represented 10% or more of the Company's total trade accounts receivable at December 31, 2024 and 2023.

Business Combinations, Goodwill and Intangible Assets

Business Combinations

Total consideration transferred for acquisitions is allocated to the tangible and intangible assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets and deferred revenue. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of comprehensive income. The fair value of contingent consideration includes estimates and judgments made by management regarding the probability that future contingent payments will be made and the extent of royalties to be earned in excess of the defined minimum royalties. Management updates these estimates and the related fair value of contingent consideration at each reporting period. These changes in the fair value of contingent consideration are recorded to contingent consideration in the Company’s consolidated statements of comprehensive income. For the years ended December 31, 2024, 2023, and 2022 we recorded an increase of $3.2 million, decrease of $(30.6) million, and decrease of $(28.7) million, respectively, to the estimated contingent consideration obligation, primarily related to the acquisition of Avitide (the “Avitide Acquisition”).

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

Goodwill

Goodwill is not amortized and is tested for impairment at least annually at the reporting unit level. The Company operates as one reporting unit as of the goodwill impairment measurement date of October 1, 2024. During the qualitative assessment of the Company’s one reporting unit during the 2024 goodwill impairment testing, it was determined that it was not more likely than not that its fair value was less than its carrying amount. As such, a quantitative impairment assessment was not required as of October 1, 2024. If an event occurs or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value, the Company will evaluate its goodwill for impairment between annual tests. There was no impairment to goodwill and therefore no impairment charge recorded for the years ended December 31, 2024, 2023 and 2022.

Prior to fiscal year 2024, testing of impairment on our goodwill occurred annually as of our measurement date of December 31st, pursuant to Company policy. Subsequent to the 2023 annual impairment test, which was completed on December 31, 2023, we voluntarily changed our annual impairment assessment date from December 31st to October 1st, the first day of our fourth quarter, beginning on October 1, 2024. The change is being made to better align the annual impairment assessment date with our annual planning and budgeting process as well as the long-term planning and forecasting process. We have determined that this voluntary change in accounting principle is preferable and will not impact our consolidated financial statements nor is it being done to accelerate, avoid or trigger an impairment charge. This change is not going to be applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Therefore, the change will be applied prospectively.

Intangible Assets

Intangible assets with a definite life are amortized over their useful lives using the straight-line method and the amortization expense is recorded within cost of goods sold, research and development (“R&D”) and selling, general and administrative expense in the consolidated statements of comprehensive income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions existed that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its definite-lived intangible assets are recoverable at December 31, 2024.

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

Estimated forfeiture rates – The Company has applied, based on an analysis of its historical forfeitures, annual forfeiture rates of 8% for awards granted to non-executive level employees, 3% for awards granted to executive level employees and 0% for awards granted to non-employee members of the Board of Directors (“Board”) to all unvested stock options as of December 31, 2024. The Company reevaluates this analysis periodically and adjusts these estimated forfeiture rates as necessary. Ultimately, the Company will only recognize an expense for those shares that vest.

Advertising Costs

The Company expenses advertising costs as they are incurred. Advertising expense for the years ended December 31, 2024, 2023 and 2022 was $0.7 million, $0.8 million and $0.6 million, respectively.

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

Recently Issued Accounting Guidance – Adopted During the Fiscal Year

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 820) - Improvements to Reportable Segment Disclosures.” ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced annual and interim disclosures about significant segment expenses that are regularly provided to the CODM. ASU 2023-07 was effective for the Company for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. The amendments of this guidance apply retrospectively to all prior periods presented in the consolidated financial statements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and disclosures and is reflected in Note 2, “Summary of Significant Accounting Policies – Segment Reporting.”

Recently Issued Accounting Guidance – Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses.” The ASU requires additional disclosures by disaggregating the costs and expense line items that are presented on the face of the income statement. The disaggregation includes: (i) amounts of purchased inventory, employee compensation, depreciation, amortization, and other related costs and expenses; (ii) an explanation of costs and expenses that are not disaggregated on a quantitative basis; and (iii) the definition and total amount of selling expenses. The ASU is effective for our Annual Report on Form 10-K beginning in 2027 and subsequent interim reports. Early adoption is permitted. The ASU should be applied prospectively. Retrospective application is permitted for all prior periods presented in the financial statements. We are currently evaluating the impact of adopting this ASU on our financial reporting disclosures.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 will be effective for the Company in its income tax disclosure included in its 2025 Annual Report on Form 10-K and will be applied on a prospective basis. However, retrospective application is permitted. Early adoption is also permitted. Besides a change in income tax disclosures, the Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

3.
Fair Value Measurements

Cash, Cash Equivalents and Marketable Securities Held to Maturity

The following table summarizes the Company's cash, cash equivalents and marketable securities held to maturity as of December 31, 2024:

	As of December 31, 2024
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and money market funds	$757,355	$—	$—	$757,355
Total cash and cash equivalents	$757,355	$—	$—	$757,355

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents:
Cash and money market funds	$751,323	$—	$—	$751,323
Total cash and cash equivalents	$751,323	—	—	$751,323

During the fourth quarter of 2022, the Company purchased $100.0 million of 6-month U.S. treasury bills with the positive intent and ability to hold them until maturity. Therefore, the Company classified this investment as held to maturity and stated it at amortized cost on the consolidated balance sheets. There is no comparable investment as of December 31, 2024 or 2023.

Fair Value of Other Financial Instruments

The fair value of outstanding foreign exchange forward contracts are marked to market price at the end of each measurement period.

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2024 and 2023:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$687,253	$—	$—	$687,253
Foreign exchange forward contracts	$—	$287	$—	$287

Liabilities:
Current contingent consideration	$—	$17,126	$—	$17,126
Noncurrent contingent consideration	$—	$—	$19,662	$19,662

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$658,574	$—	$—	$658,574

Liabilities:
Current contingent consideration	$—	$—	$12,983	$12,983
Noncurrent contingent consideration	$—	$—	$14,070	$14,070

Contingent Consideration – Earnout

As of December 31, 2024, the maximum amount of future contingent consideration (undiscounted) that the Company could be required to pay in connection with each of the completed acquisitions is; $54.5 million over a three-year period for Tantti, which was acquired December 2024, $13.8 million for Avitide, and $3.3 million for FlexBiosys. The Avitide and FlexBiosys earnout periods ended on December 31, 2024, therefore the maximum contingent consideration reflects the earnout achievement to be paid in the first quarter of 2025. The fair value level of the contingent consideration related to Avitide and FlexBiosys was transferred from Level 3 to Level 2 in the fourth quarter of 2024. See Note 5, “Acquisitions” to this report for more information on the contingent consideration earnouts.

During 2024, changes to expected results and changes in market inputs used to calculate the discount rate resulted in an increase in amounts reported as of December 31, 2024. A reconciliation of the change in fair value of contingent consideration – earnout is included in the following table (amounts in thousands):

Balance at December 31, 2023	$27,053
Acquisition date fair value of contingent consideration earnouts	19,738
Payment of contingent consideration earnouts	(13,117)
Increase in fair value of contingent consideration earnouts	3,190
Translation adjustment	(76)
Balance at December 31, 2024	$36,788

The recurring Level 3 fair value measurement of our contingent consideration – earnout that we expect to be required to settle our contingent consideration obligation for Tantti include the following significant unobservable inputs (amounts in thousands, except percent data):

Contingent Consideration Earnout	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
			Probability of
			Success	0% - 100%	50%
Commercialization-based payments	$3,854	Monte Carlo Simulation	Earnout Discount Rate	5.4%	5.4%
			Volatility	22.6% - 34.7%	34.7%
Revenue and Volume- based payments	$13,268	Monte Carlo Simulation	Revenue & Volume Discount Rate	10.2% - 15.7%	15.7%
			Earnout Discount Rate	5.4% - 5.8%	5.4%
			Probability of Success	0% - 100%	50%
Manufacturing line expansions	$2,540	Probability-weighted present value	Earnout Discount Rate	5.4% - 5.5%	5.4%

(1)
Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

The Company estimates the fair value of the Level 3 contingent consideration earnouts using a Monte Carlo simulation. Changes in the projected performance of the acquired business could result in a higher or lower contingent consideration obligation in the future.

Fair Value Measured on a Nonrecurring Basis

During 2024, there were no re-measurements to fair value of financial assets and liabilities that are measured at fair value on a nonrecurring basis.

Convertible Senior Notes

In July 2019, the Company issued $287.5 million aggregate principal amount of the 2019 Notes, which matured and were paid in July 2024. At December 31, 2023, the carrying value of the 2019 Notes was $69.5 million, net of unamortized debt issuance costs and the fair value of the 2019 Notes was $109.8 million using a Level 1 valuation and determined based on the most recent trade activity of the 2019 Notes as of December 31, 2023.

On December 14, 2023, the Company issued $600.0 million aggregate principal amount of its 2023 Notes in a private placement pursuant to separate, privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with a limited number of holders of its outstanding 2019 Notes and certain other qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). Pursuant to the Exchange and Subscription Agreements, the Company exchanged $217.7 million of its 2019 Notes for $309.9 million aggregate principal amount of the 2023 Notes (the “Exchange Transaction”) and issued $290.1 million aggregate principal amount of the 2023 Notes (the “Subscription Transactions”) for $290.1 million in cash. At December 31, 2024 and 2023, the carrying value of the 2023 Notes was $525.6 million and $510.1 million, net of unamortized debt issuance costs, and the fair value of the 2023 Notes was $546.1 million and $596.0 million, respectively. The fair value of the 2023 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2023 Notes as of December 31, 2024 and 2023. The 2023 Notes are discussed in more detail in Note 15, “Convertible Senior Notes,” to these consolidated financial statements.

4.
Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. dollar to Swedish krona (SEK) exchange rates. The Company does not apply hedge accounting to these contracts because these are not qualified as accounting hedges; therefore the changes in fair value are recorded in the consolidated statements of operations and comprehensive income (loss). By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The notional amounts of the outstanding contracts at December 31, 2024 were as follows (in thousands):

	U.S. Dollar Amount	SEK Amount
May 2025	26,481	289,967
September 2025	62,550	679,418
	89,031	969,385

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheet were as follows (in thousands):

(in thousands)		December 31, 2024
Derivatives not designated or not qualifying as hedging instruments	Balance Sheet Location
Foreign exchange forward contracts	Other current assets	$287

The effects of derivative instruments on the consolidated statements of operations and comprehensive income (loss) were as follows (in thousands):

Amount of Gain Recognized on Derivatives		Year Ended December 31, 2024
Derivatives not designated or not qualifying as hedging instruments	Location of loss recognized on derivatives
Foreign exchange forward contracts	Other income (expense)	$287

5.
Acquisitions

2024 Acquisitions

Tantti Laboratory Inc.

On December 2, 2024, the Company's subsidiary, Repligen Sweden AB acquired Tantti Laboratory Inc. (“Tantti”) from the former shareholders of Tantti (“Tantti Seller”) pursuant to a share swap agreement, dated as of July 27, 2024 (such acquisition, the “Tantti Acquisition”), by and among Repligen Sweden AB, the Tantti Seller, and the Company, in its capacity as guarantor of the obligations of Repligen Sweden AB under the Share Purchase Agreement.

Tantti, headquartered in Taoyuan City, Taiwan, has developed a unique portfolio of macroporous chromatography beads to optimize the purification of new modalities including viral vectors, viruses, nucleic acids and other large molecule biologics. The addition of Tantti further strengthens our portfolio in the new modality space.

Consideration Transferred

The Company accounted for the Tantti Acquisition as a purchase of business under ASC 805, “Business Combinations,” and the Company engaged a third-party valuation firm to assist with the valuation of Tantti. Under the share swap agreement, all outstanding equity interests of Tantti were acquired for consideration with a value totaling $74.8 million. The Tantti Acquisition was funded through payment of $55.1 million in cash and contingent consideration with a fair value of $19.7 million. Under the acquisition method of accounting, the assets acquired and liabilities assumed of Tantti were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net liabilities acquired is estimated to be ($1.2) million, the fair value of the intangible assets acquired is estimated to be $28.9 million and the residual goodwill is estimated to be $47.1 million. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company has incurred $1.6 million of transaction and integration costs associated with the Tantti Acquisition from the date of acquisition to December 31, 2024. The transaction costs are included in operating expenses in the consolidated statements of comprehensive income in 2024.

Fair Value of Net Assets Acquired

The preliminary allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. As of December 31, 2024, the purchase accounting for this acquisition had not been finalized. As additional information becomes available, including the outcome of the obsolescence study on developed technology, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. Besides the outcome of the obsolescence study and the tax implications of the purchase price allocation, the final allocation may also result in changes to other assets and liabilities. The components and estimated allocation of the purchase price consist of the following (amounts in thousands):

Cash and cash equivalents	$85
Accounts receivable	1
Inventory	41
Prepaid expenses and other current assets	321
Property and equipment	731
Operating lease right of use asset	637
Other assets, long-term	81
Developed technology	28,910
Goodwill	47,105
Accounts payable	(18)
Accrued liabilities	(510)
Operating lease liability	(214)
Noncurrent deferred tax liability	(1,911)
Noncurrent operating lease liability	(413)
Fair value of net assets acquired	$74,846

Acquired Goodwill

The goodwill of $47.1 million represents future economic benefits expected to arise from anticipated synergies from the integration of Tantti into the Company. These synergies include operating efficiencies and strategic benefits projected to be achieved as a result of the Tantti Acquisition. Substantially all of the goodwill recorded is expected to be nondeductible for income tax purposes.

Intangible Assets

The identified intangible asset associated with the Tantti Acquisition is Developed Technology of $28.9 million with a useful life of fifteen years.

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

Under the acquisition method of accounting, the assets acquired and liabilities assumed of Metenova were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net liabilities acquired is $1.9 million, the fair value of the intangible assets acquired is $58.8 million and the residual goodwill is $115.7 million. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company has incurred $6.5 million of transaction and integration costs associated with the Metenova Acquisition from the date of acquisition to December 31, 2024. The transaction costs are included in operating expenses in the condensed consolidated statements of comprehensive income (loss) for the periods ended December 31, 2024 and 2023.

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

Under the acquisition method of accounting, the assets acquired and liabilities assumed of FlexBiosys were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net assets acquired is $14.1 million, the fair value of the intangible assets acquired is $12.6 million and the residual goodwill is $14.3 million. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company has incurred $0.9 million of transaction and integration costs associated with the FlexBiosys Acquisition from the date of acquisition to December 31, 2024. The transaction costs are included in operating expenses in the condensed consolidated statements of comprehensive income (loss) for the periods ended December 31, 2024 and 2023.

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
		$12,640

6.
Restructuring Activities and Other Inventory-Related Charges

In July 2023, the Board of Directors authorized the Company's management team to undertake restructuring activities to simplify and streamline our organization and strengthen the overall effectiveness of our operations. Since the initial streamlining and rebalancing efforts contemplated in July 2023, and with the introduction of new management in the second half of 2024, the

Company continues to undertake further restructuring activities (collectively, the “Restructuring Plan”) which has included consolidating a portion of our manufacturing operations between certain U.S. locations, writing-off abandoned equipment with the rationalization of excess production line capacity and discontinuing the sale of certain product SKUs. In addition, the Company continues to evaluate the net realizable value of finished goods and raw materials to meet rapidly changing demand during a challenging supply chain environment in the industry.

The Company recorded pre-tax costs of $46.9 million and $32.2 million in the years ended December 31, 2024 and 2023, respectively, related to the Restructuring Plan and other inventory-related charges. The Company believes the Restructuring Plan is now primarily complete as of December 31, 2024.

The following table summarizes the charges related to restructuring activities and other inventory-related charges by type of cost:

	For the Year Ended December 31, 2024
	Severance and Employee-Related Costs	Inventory Write-Off	Accelerated Depreciation	Facility and Other Exit Costs	Total
	(Amounts in thousands)
Cost of goods sold	$876	$36,082	$19	$7,051	$44,028
Research and development	449	—	—	—	449
Selling, general and administrative	1,604	—	—	1,088	2,692
Other (expenses) income	—	—	—	(234)	(234)
	$2,929	$36,082	$19	$7,905	$46,935

	For the Year Ended December 31, 2023
	Severance & Employee-Related Costs	Inventory Adjustments	Accelerated Depreciation	Facility and Other Exit Costs	Total
	(Amounts in thousands)
Cost of goods sold	$2,077	$23,588	$3,788	$933	$30,386
Research and development	116	—	—	—	116
Selling, general and administrative	1,532	—	28	138	1,698
	$3,725	$23,588	$3,816	$1,071	$32,200

Severance and employee-related costs are primarily associated with headcount reductions. Costs incurred include cash severance and non-cash severance, including other termination benefits. Severance and other termination benefit packages are based on established benefit arrangements or local statutory requirements and we recognized the contractual component of these benefits when payment was probable and could be reasonably estimated.

Non-cash charges for the inventory write-off in 2023 included the impact of the Company discontinuing the sale of certain product SKUs, the impact of having proactively secured materials during the 2020-2022 pandemic period to meet accelerated demand during a challenging supply chain environment in the industry, and the impact of closing manufacturing facilities and production lines which include inventory that could not be repurposed. Where demand has reduced, finished goods and raw materials, the value of which exceeded the projected requirements to be used before reaching their expiration date, were written off.

The non-cash inventory write-off in 2024 includes the impact of the Company discontinuing the sale of certain product SKUs and is also the result of the further evaluation of inventory positions in unusually turbulent market supply conditions. This further evaluation took into consideration the market reset that continued into 2024 and resulted in new senior product management leadership updating product strategies. With these updated strategies, future demand and product mix projections were revised as a part of the Company’s annual strategic planning and budget sessions in 2024. Where the value of finished goods and raw materials exceeded the projected requirements to be used before reaching their expiration date, or in a reasonable time horizon, they were written off.

In the fourth quarter of 2024, non-cash charges were recognized for the write-off of abandoned equipment in connection with unneeded capacity related to a specific product line that was also included in the 2024 inventory adjustment. The Company’s manufacturing strategy and footprint were also reviewed as a part of our 2024 annual strategic planning and budget session. For this product line, capacity was expanded during the pandemic period, and current projections indicate it will not be needed in a usable time-period. The factory space will be reallocated for the production of other product lines.

7.
Leases

The Company is a lessee under leases of manufacturing facilities, office spaces, machinery, certain office equipment and vehicles. A majority of the Company’s leases are operating leases with remaining lease terms between one month and 12 years. Finance leases are immaterial to the Company’s consolidated financial statements. The Company determines if an arrangement qualifies as a lease and what type of lease it is at inception. The Company elected the package of practical expedients permitted under the transition guidance within the new lease standard, which among other things, allowed it to continue to account for existing leases based on the historical lease classification. The Company also elected the practical expedients to combine lease and non-lease components and to exclude right of use assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet.

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

As of December 31, 2024 and 2023, operating lease right of use assets were $135.4 million and $115.5 million, respectively and operating lease liabilities were $160.7 million and $132.2 million, respectively. The addition of the Shrewsbury, Massachusetts lease and renewal of the Rancho Dominguez, California lease were the primary contributors to the change in the asset and liability balances. The Shrewsbury lease consists of 139,000 square foot of primarily warehouse space was added to the balance sheet on February 1, 2024 and has a future asset value of $13.7 million. The Rancho Dominguez lease consists of 72,000 square foot of primarily warehouse space added to the balance sheet on December 1, 2024 and has a future asset value of $13.0 million.

The maturities of the Company’s operating lease liabilities as of December 31, 2024 are as follows (amounts in thousands):

As of December 31, 2024	Amount
2025	$24,530
2026	27,292
2027	25,854
2028	26,054
2029	25,928
2030 and thereafter	65,869
Total future minimum lease payments	195,527
Less lease incentives	(2,790)
Less amount of lease payment representing interest	(32,057)
Total operating lease liabilities	$160,680

Total operating lease liabilities included on the Company’s consolidated balance sheets are as follows (amounts in thousands):

	December 31,
	2024	2023
Operating lease liability	$15,104	$5,631
Operating lease liability, long-term	145,576	126,578
Minimum operating lease payments	$160,680	$132,209

Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. For the years ended December 31, 2024, 2023 and 2022, total lease cost is comprised of the following:

	For the Years Ended December 31,
Lease Cost	2024	2023	2022
	(Amounts in thousands)
Operating lease cost	$24,234	$20,981	$17,833
Variable operating lease cost	4,482	4,075	11,317
Lease cost	$28,716	$25,056	$29,150

The following information represents supplemental disclosure for the consolidated statements of cash flows related to operating leases (amounts in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Operating lease cost	$(23,806)	$(17,862)	$(13,757)

Most of the leases do not provide implicit interest rates and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on lease term and currency in which the lease payments are made.

The weighted average remaining lease term and the weighted average discount rate used to measure the Company’s operating lease liabilities as of December 31, 2024, were:

Weighted average remaining lease term (years)	7.53
Weighted average discount rate	4.56%

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

Disaggregation of Revenue

Revenue for the years ended December 31, 2024, 2023 and 2022 was as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Product revenue	$634,178	$631,979	$801,183
Royalty and other income	261	383	353
Total revenue	$634,439	$632,362	$801,536

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

There was no revenue from customers that represented 10% or more of the Company's total revenue for the years ended December 31, 2024, 2023 or 2022.

Filtration Products

The Company’s filtration products generate revenue through the sale of KrosFlo and ARTeSYN tangential flow filtration (“TFF”) systems, TangenX® flat sheet (“FS”) cassettes, Spectrum® HF filters, membranes and modules, XCell ATF systems and related consumables. Supporting our systems, we also sell ProConnex® Flow Path assemblies and custom silicone-based, single-use flow path assemblies and components from Metenova, FlexBiosys, BioFlex, Polymem, ARTeSYN Biosolutions Holdings Ireland Limited, NMS and EMT, seven acquisitions completed since 2020.

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

In 2021, the Company completed the Avitide Acquisition and added its multiple libraries and leading technology in affinity ligand discovery and development to its proteins franchise. The acquisition gives the Company a new platform for affinity resin development, including C&GT, and advances and expands the Company’s proteins and chromatography franchises to address the unique purification needs of gene therapies and other emerging modalities. With our acquisition of Tantti on December 2, 2024, we expect to accelerate our expansion into new modality markets with unique, scalable purification solutions for these larger molecule biologics.

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

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of December 31, 2024 (amounts in thousands):

	December 31,	December 31,
	2024	2023

Balances from contracts with customers only:
Accounts receivable	$134,115	$124,161
Deferred revenue (included in accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheets)	$13,597	$17,536
Revenue recognized during periods presented relating to:
The beginning deferred revenue balance	$16,372	$18,751

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

The accounts receivable balance on the Company’s consolidated balance sheets as of December 31, 2024 was $134.1 million, net of $1.8 million of allowances. The following table provides a roll-forward of the allowance for credit losses in 2024 and 2023 that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (amounts in thousands):

	For the Years Ended December 31,
	2024	2023
Balance of allowance for credit losses, beginning of period	$(2,122)	$(1,365)
Current period change for write-offs	135	82
Current period change for expected credit losses	155	(839)
Balance of allowance for credit losses, end of period	$(1,832)	$(2,122)

10.
Goodwill and Intangible Assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table represents the changes in the carrying value of goodwill for the years ended December 31, 2024 and 2023 (amounts in thousands):

Balance as of December 31, 2022	$855,513
Acquisition of FlexBiosys, Inc.	14,321
Acquisition of Metenova Holding AB	115,778
Cumulative translation adjustment	1,508
Balance as of December 31, 2023	$987,120
Measurement period adjustment - Metenova	$(56)
Acquisition of Tantti Laboratory Inc.	47,105
Cumulative translation adjustment	(3,174)
Balance as of December 31, 2024	$1,030,995

During each of the fourth quarters of 2024, 2023 and 2022, the Company completed its annual impairment assessments and concluded that goodwill was not impaired in any of those years.

Intangible Assets

Intangible assets with a definitive life are amortized over their useful lives using the straight-line method, and the amortization expense is recorded within cost of goods sold, research and development, and selling, general and administrative expense in the Company’s consolidated statements of comprehensive income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions existed that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its definite-lived intangible assets are recoverable at December 31, 2024.

Indefinite-lived intangible assets are tested for impairment at least annually. There has been no impairment of our intangible assets for the periods presented.

Intangible assets, net consisted of the following at December 31, 2024:

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology – developed	$283,380	$(60,272)	$223,108	16
Patents	240	(240)	—	8
Customer relationships	267,599	(100,646)	166,953	15
Trademarks	8,641	(2,283)	6,358	19
Other intangibles	3,812	(3,034)	778	3
Total finite-lived intangible assets	563,672	(166,475)	397,197	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$564,372	$(166,475)	$397,897

Intangible assets consisted of the following at December 31, 2023:

	December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology – developed	$256,536	$(44,633)	$211,903	16
Patents	240	(240)	—	8
Customer relationships	269,949	(83,963)	185,986	15
Trademarks	8,757	(1,789)	6,968	19
Other intangibles	3,914	(2,514)	1,400	3
Total finite-lived intangible assets	539,396	(133,139)	406,257	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$540,096	$(133,139)	$406,957

Amortization expense for finite-lived intangible assets was $34.7 million, $31.6 million and $27.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the Company expects to record the following amortization expense (amounts in thousands):

Estimated
Amortization
For the Years Ended December 31,	Expense
2025	$36,015
2026	35,649
2027	35,616
2028	35,520
2029	34,771
2030 and thereafter	219,626
Total	$397,197

11.
Consolidated Balance Sheet Detail

Inventories, net

Inventories, net consists of the following:

	December 31,
	2024	2023
	(Amounts in thousands)
Raw materials	$82,208	$123,598
Work-in-process	4,542	4,492
Finished products	56,214	74,231
Total inventories, net	$142,964	$202,321

Assets Held for Sale

During the first quarter of 2024, the Company’s management decided it would explore a sale of the Company’s property located at 119 Fredon Springdale Road, Fredon, New Jersey (the “BioFlex Property”) and engaged a broker to assist with the sale process. As a result of these actions, the Company determined that the sale of the BioFlex Property met the criteria to be classified as assets held-for-sale pursuant to ASC 360, “Impairment and Disposal of Long-Lived Assets” beginning in the first quarter of 2024. The sale of the BioFlex Property closed on August 2, 2024 and the Company recorded a gain of $0.2 million on the sale of the BioFlex Property to its condensed consolidated statement of comprehensive income (loss) for the year ended December 31, 2024.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2024	2023
	(Amounts in thousands)
Equipment maintenance and services	$8,469	$6,605
Prepaid income taxes	10,031	10,532
Prepaid insurance	979	3,087
Other	12,128	13,317
Total prepaid expenses and other current assets	$31,607	$33,541

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2024	2023
	(Amounts in thousands)
Land	$824	$992
Buildings	675	1,667
Leasehold improvements	145,256	126,663
Equipment	130,413	114,606
Furniture, fixtures and office equipment	9,999	9,077
Computer hardware and software	44,323	35,528
Construction in progress	28,211	47,086
Other	504	544
Total property, plant and equipment	360,205	336,163
Less - Accumulated depreciation	(162,467)	(128,723)
Total property, plant and equipment, net	$197,738	$207,440

Depreciation expense totaled $35.0 million, $37.0 million and $23.9 million in the fiscal years ended December 31, 2024, 2023 and 2022, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2024	2023
	(Amounts in thousands)
Employee compensation	$32,163	$16,660
Deferred revenue	13,243	17,067
Income taxes payable	1,423	6,814
Other	15,594	16,772
Total accrued liabilities	$62,423	$57,313

12.
Income Taxes

The components of income (loss) before income taxes are as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Domestic	$(89,321)	$(24,888)	$153,446
Foreign	62,286	81,595	65,694
(Loss) income before income taxes	$(27,035)	$56,707	$219,140

The components of the income tax (benefit) provision are as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Components of the income tax (benefit) provision:
Current	$15,037	$19,941	$34,800
Deferred	(16,558)	1,170	(1,619)
Total	$(1,521)	$21,111	$33,181
Jurisdictional components of the income tax (benefit) provision:
Federal	$(13,684)	$2,272	$17,662
State	(2,059)	(26)	1,381
Foreign	14,222	18,865	14,138
Total	$(1,521)	$21,111	$33,181

At December 31, 2024, the Company had federal net operating loss carryforwards of $19.3 million, state net operating loss carryforwards of $11.9 million, and foreign net operating loss carryforwards of $26.0 million. The federal net operating loss carryforwards have unlimited carryforward periods and do not expire. The state net operating loss carryforwards will expire at various dates through 2044. Approximately $4.8 million of the foreign net operating loss carryforwards have unlimited carryforward periods and do not expire, while $21.2 million of the foreign net operating loss carryforwards will expire at various dates through 2034. At December 31, 2024, the Company had federal and state business tax credit carryforwards of $6.6 million available to reduce future federal and state income taxes. The business tax credit carryforwards will expire at various dates through 2044. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service, state and foreign jurisdictions and may be limited in the event of certain changes in the ownership interest of significant stockholders.

The components of deferred income taxes are as follows:

	December 31,
	2024	2023
	(Amounts in thousands)
Deferred tax assets:
Stock-based compensation expense	$6,809	$5,120
Operating leases	36,415	30,727
Capitalized research and development	20,641	17,568
Inventory	15,539	10,131
Net operating loss carryforwards	9,877	7,648
Business tax credit carryforwards	5,172	5,531
Other	11,587	7,063
Total deferred tax assets	106,040	83,788
Less: valuation allowance	(517)	(20)
Net deferred tax assets	105,523	83,768
Deferred tax liabilities:
Fixed assets	(18,318)	(17,716)
Acquired intangible assets	(63,132)	(58,467)
Operating lease right of use assets	(29,897)	(26,373)
Debt discount	(16,202)	(19,006)
Total deferred tax liabilities	(127,549)	(121,562)
Total net deferred tax liabilities	$(22,026)	$(37,794)

The net change in the total valuation allowance for the year ended December 31, 2024 and 2023 was an increase of approximately $497,000 and a increase of approximately $1,000, respectively.

The reconciliation of the federal statutory rate to the effective income tax rate for the years ended December 31, 2024, 2023 and 2022 is as follows:

	For the Years Ended December 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
(Loss) income before income taxes	$(27,035)		$56,707		$219,140
Expected tax at statutory rate	(5,677)	21.0%	11,910	21.0%	46,020	21.0%
Adjustments due to:
Difference between U.S. and foreign tax	1,200	(4.4%)	1,078	1.9%	1,024	0.5%
State income taxes	(1,812)	6.7%	1,224	2.2%	3,509	1.6%
Business tax credits	(1,523)	5.6%	(4,522)	(8.0%)	(5,139)	(2.3%)
Stock-based compensation expense	1,782	(6.6%)	(2,461)	(4.3%)	(5,638)	(2.6%)
U.S. taxation of foreign earnings	422	(1.6%)	539	1.0%	83	0.0%
Foreign-derived intangible income	—	0.0%	—	0.0%	(5,042)	(2.3%)
Executive compensation	2,718	(10.1%)	3,084	5.4%	5,441	2.5%
Contingent consideration	796	(2.9%)	(6,412)	(11.3%)	(6,033)	(2.8%)
Nondeductible transactions cost	330	(1.2%)	604	1.1%	—	0.0%
Loss on extinguishment of debt	—	0.0%	2,634	4.6%	—	0.0%
Debt discount	—	0.0%	16,650	29.4%	—	0.0%
Foreign exchange loss	—	0.0%	(2,288)	(4.0%)	—	0.0%
Change in U.S. and foreign tax rates	494	(1.8%)	—	0.0%	—	0.0%
Uncertain tax (benefit) provisions	(805)	3.0%	165	0.3%	234	0.1%
Change in valuation allowance	106	(0.4%)	—	0.0%	(688)	(0.3%)
Return to provision adjustments	346	(1.3%)	(1,255)	(2.2%)	(498)	(0.2%)
Other	102	(0.4%)	161	0.3%	(92)	(0.0%)
Income tax (benefit) provision	$(1,521)	5.6%	$21,111	37.2%	$33,181	15.1%

The Company’s tax returns are subject to examination by federal, state and foreign tax authorities. The Company’s two major tax jurisdictions are subject to examination for the following periods:

Jurisdiction	Fiscal Years Subject to Examination
United States - federal and state	2020-2024
Sweden	2019-2024

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	2024	2023
	(Amounts in thousands)
Balance of gross unrecognized tax benefits, beginning of period	$3,139	$2,996
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	76	178
Gross amounts of changes in unrecognized tax benefits as a result of tax positions taken in the prior period	(20)	53
Gross amounts of decreases due to release	(1,066)	(88)
Balance of gross unrecognized tax benefits, end of period	$2,129	$3,139

Included in the balance of unrecognized tax benefits as of December 31, 2024, are $2.1 million of tax benefits that, if recognized, would affect the effective tax rate. The Company classifies interest and penalties related to income taxes as components of its income tax (benefit) provision. In 2024, a net expense of approximately $58,000, was recorded to the income tax provision related to interest and penalties while in 2023, a net expense of approximately $15,000 was recorded. The amount of interest and penalties recorded in the accompanying consolidated balance sheets was approximately $125,000 and $67,000 as of December 31, 2024 and 2023, respectively. In the next twelve months, it is reasonably possible the Company will reduce its gross unrecognized tax benefits, excluding interest by up to $1.4 million due to expiring statutes of limitations.

In 2021, the Organization of Economic Co-operation and Development announced an Inclusive Framework on Base Erosion and Profit Sharing with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. We continue to evaluate the impacts of enacted legislation and pending legislation in the tax jurisdictions in which we operate. While various countries have implemented the legislation as of January 1, 2024, and various countries continue to implement, we do not expect a resulting material change to our income tax provision for the 2025 fiscal year.

As of December 31, 2024, the Company has accumulated undistributed earnings generated by its foreign subsidiaries of approximately $266.2 million. Because $5.7 million of such earnings have previously been subject to the one-time transition tax on foreign earnings required by the Tax Cuts and Jobs Act enacted in December 2017, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign and state taxes. At December 31, 2024, the Company has not provided for taxes on outside basis differences of its foreign subsidiaries as it is not practicable and the Company has the ability and intent to indefinitely reinvest the undistributed earnings of its foreign subsidiaries, and there are no needs for such earnings in the United States that would contradict its plan to indefinitely reinvest.

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

Stock Option and Incentive Plans

At the Company’s 2018 Annual Meeting of Stockholders held on May 16, 2018, the Company’s shareholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”). Under the 2018 Plan the number of shares of the Company’s common stock that are reserved and available for issuance shall be 2,778,000 plus the number of shares of common stock available for issuance under the Company’s Amended and Restated 2012 Stock Option and Incentive Plan (the “2012 Plan”). The shares of common stock underlying any awards under the 2018 Plan and 2012 Plan that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At December 31, 2024, 1,479,932 shares were available for future grants under the 2018 Plan.

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

Although Mr. Hunt’s unvested equity awards continue to vest in accordance with their original terms and there has been no amendment to Mr. Hunt’s outstanding equity awards other than the 2024 Award Amendment, the Company determined that under ASC 718, “Compensation - Stock Compensation”, the CEO Transition represented a significant reduction in Mr. Hunt’s operating role with the Company for accounting purposes. This determination resulted in a Type III accounting modification of certain of Mr. Hunt’s unvested stock awards (improbable to probable) under ASC 718 (the “Equity Modification”) on June 12, 2024. As a result, for accounting purposes only, Mr. Hunt’s unvested awards were deemed cancelled and a new grant issued for his unvested shares with the value of these awards recalculated using a price of $136.00 per share, which was the opening stock price of the first day of trading following the public announcement of the CEO Transition.

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

As a result of the Equity Modification and the forfeiture of the pro-rata portion of Mr. Hunt’s 2024 Grants, the Company recognized $22.4 million of incremental stock-based compensation expense for the year ended December 31, 2024.

Stock Issued for Earnout Payment

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

Stock-Based Compensation

The Company recorded stock-based compensation expense of $48.1 million, $25.6 million and $27.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, for share-based awards granted under the Plans. The following table presents stock-based compensation expense in the Company’s consolidated statements of comprehensive income:

	For the Years Ended December 31,
	2024	2023	2022
	(Amounts in thousands)
Cost of product revenue	$1,948	$1,933	$2,525
Research and development	3,227	2,855	2,622
Selling, general and administrative	42,895	20,787	22,169
Total stock-based compensation	$48,070	$25,575	$27,316

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

The fair value of stock option awards granted during the years ended December 31, 2024, 2023 and 2022 were calculated using the following estimated assumptions:

	For the Years Ended December 31,
	2024	2023	2022
Expected term (in years)	5.09-6.5	5.14-6.5	5.5-6.5
Expected volatility (range)	46.09-48.50%	44.78-46.58%	41.44-43.96%
Risk-free interest rate	3.69-4.48%	3.56-4.71%	1.86-4.07%
Expected dividend yield	0%	0%	0%

Information regarding option activity for the year ended December 31, 2024, under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2023	649,130	$85.97
Granted	80,782	173.16
Exercised	(99,679)	43.10
Forfeited/expired/cancelled(1)	(34,027)	196.49
Options outstanding at December 31, 2024	596,206	$98.64
Options exercisable at December 31, 2024	349,744	$85.02
Vested and expected to vest at December 31, 2024(2)	590,960	$98.05	5.37	$35,180

(1)
Includes 13,057 options forfeited pursuant to the 2024 Award Amendment discussed above under “Chief Executive Officer Accounting Modifications.”
(2)
Represents the number of vested options as of December 31, 2024 plus the number of unvested options expected to vest as of December 31, 2024, based on the unvested outstanding options at December 31, 2024 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on December 31, 2024, the last business day of 2024, of $143.94 per share and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on December 31, 2024. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $10.4 million, $5.8 million and $14.1 million, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2024, 2023 and 2022 was $88.00, $84.37 and $87.40, respectively. The total fair value of stock options that vested during the years ended December 31, 2024, 2023 and 2022 was $7.8 million, $4.7 million and $3.1 million, respectively.

Stock Units

The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant. The Company recognizes expense on awards with service-based vesting over the employee's requisite service period on a straight-line basis. The Company recognizes expense on performance-based awards over the vesting period based on the probability that the performance metrics will be achieved. Information regarding stock unit activity, which includes activity for restricted stock units and performance stock units, for the year ended December 31, 2024 under the Plans is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	474,320	$155.59
Awarded	232,519	177.36
Vested	(148,429)	148.16
Forfeited/cancelled(1)	(87,798)	189.71
Unvested at December 31, 2024	470,612	$162.33
Vested and expected to vest at December 31, 2024(2)	412,863	$160.77

(1)
Includes 13,146 RSUs and 6,573 PSUs forfeited pursuant to the 2024 Award Amendment discussed above under “Chief Executive Officer Accounting Modifications.”
(2)
Represents the number of vested stock units as of December 31, 2024, plus the number of unvested stock units expected to vest as of December 31, 2024, based on the unvested outstanding stock units at December 31, 2024 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value of stock units vested during the years ended December 31, 2024, 2023 and 2022 was $26.7 million, $35.7 million and $43.9 million, respectively. The total fair value of stock units that vested during the years ended December 31, 2024, 2023 and 2022 was $22.0 million, $26.2 million and $22.7 million, respectively.

As of December 31, 2024, there was $56.5 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.7 years. The Company expects 2,305,232 unvested options and stock units to vest over the next five years.

14.
Commitments and Contingencies

License Agreement

On September 19, 2022, the Company entered into a 15-year exclusive License Agreement (the “Daylight Agreement”) with DRS Daylight Solutions, Inc. (“Daylight”), giving the Company exclusive license and commercialization rights to use certain technology and intellectual property subject to conditions set forth in the Daylight Agreement. The Company agreed to pay Daylight (i) an initial, one-time, non-refundable, non-creditable upfront cash payment and (ii) certain quarterly royalty payments. The Daylight Agreement was amended in 2024 to extend the License Agreement one additional year.

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

Collaboration Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements that require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. R&D expenses associated with license agreements were immaterial amounts for the years ended December 31, 2024, 2023 and 2022.

In June 2018, the Company secured an agreement with Navigo Proteins GmbH (“Navigo”) for the exclusive co-development of multiple affinity ligands for which Repligen holds commercialization rights. The Company is manufacturing and supplying the first of these ligands, NGL-Impact®, exclusively to Purolite, who is pairing the Company’s high-performance ligand with Purolite’s agarose jetting base bead technology used in their Jetted A50 Protein A resin product. The Company also signed a long-term supply agreement with Purolite for NGL-Impact and other potential additional affinity ligands that may advance from the Company’s Navigo collaboration. In September 2020, the Company and Navigo successfully completed co-development of an affinity ligand targeting the SARS-CoV-2 spike protein, to be utilized in the purification of vaccines for the COVID-19 pandemic, including emerging variants of the SARS-CoV-2 coronavirus. The Company has proceeded with scaling up and manufacturing this ligand and the development and validation of the related affinity chromatography resin, which is marketed by the Company. In September 2021, the Company and Navigo successfully completed co-development of a novel affinity ligand that addresses aggregation issues associated with pH sensitive antibodies and Fc-fusion proteins. The Company is manufacturing and supplying this ligand, NGL-Impact® HipH, to Purolite. The Navigo and Purolite agreements are supportive of the Company’s strategy to secure and reinforce the Company’s proteins business. The Company made royalty payments to Navigo of $3.1 million, $3.8 million and $2.6 million in the years ended December 31, 2024, 2023 and 2022, respectively, in connection with this program, which are recorded to research and development expenses in the Company’s consolidated statements of comprehensive income.

Purchase Orders, Supply Agreements and Other Contractual Obligations

In the normal course of business, the Company has entered into purchase orders and other agreements with manufacturers, distributors and others. Outstanding obligations, inclusive of minimum purchase commitments, at December 31, 2024 were $37.9 million. Future commitments to be settled in one year is $31.0 million, $5.3 million to be settled in one to three years, and $1.6 million to be settled in three to five years.

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

15.
Convertible Senior Notes

The carrying value of the Company’s convertible senior notes is as follows:

	December 31, 2024	December 31, 2023
	(Amounts in thousands)
1.00% Convertible Senior Notes due 2028:
Principal amount	$600,000	$600,000
Unamortized debt discount	(67,712)	(81,457)
Unamortized debt issuance costs	(6,721)	(8,400)
Carrying amount - Convertible Senior Notes due 2028, net	$525,567	$510,143
0.375% Convertible Senior Notes due 2024:
Principal amount	$—	$69,700
Unamortized debt issuance costs	—	(248)
Carrying amount - Convertible Senior Notes due 2024, net	$—	$69,452

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

The Company evaluated the Exchange Transaction and determined approximately $29.6 million of the $217.7 million principal of the exchanged 2019 Notes should be accounted for as extinguishments of debt and approximately $188.1 million should be accounted for as modification of debt. As a result, the Company recognized a $12.7 million loss on extinguishments of debt in its consolidated statements of comprehensive income (loss) for the year ended December 31, 2023, inclusive of $0.1 million of unamortized debt issuance costs. Under debt modification accounting, the carrying amount of the modified 2019 Notes was reduced by $2.8 million, with a corresponding increase to additional paid-in capital, to account for the increase in the fair value of the embedded conversion option, representing a debt discount of the modified 2019 Notes. The aggregate debt discount of $67.7 million as of December 31, 2024, is comprised of $65.5 million increase in principal of the modified 2019 Notes and a $2.2 million increase in the fair value of the embedded conversion option. These amounts are presented as a direct reduction from the carrying value of the convertible debt in their respective periods in our consolidated balance sheets. This amount is being accreted into interest expense in the consolidated statements of comprehensive income (loss) using the effective interest method over the term of the 2023 Notes.

Proceeds from the Subscription Transactions were $276.1 million, net of debt issuance costs of $13.9 million. The Exchange Transaction resulted in $6.2 million of the debt issuance costs related to the modified 2019 Notes, which were expensed as incurred in accordance with modification accounting, and $7.7 million of deferred debt issuance costs related to the 2023 Notes, which were recorded as a direct deduction to the carrying value of the 2023 Notes on the Company’s consolidated balance sheets. The Company will amortize the $7.8 million of debt issuance costs of the 2023 Notes into amortization of debt issuance costs in the Company’s consolidated statements of comprehensive income over the remaining term of the 2023 Notes. The carrying value of the 2023 Notes of $525.6 million and $510.1 million is included in long-term debt on the Company's condensed consolidated balance sheets as of December 31, 2024 and 2023, respectively.

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

Interest expense recognized on the 2023 Notes in 2024 was $6.0 million and $13.7 million for the contractual coupon interest and accretion of the debt discount, respectively. Amortization of debt issuance costs recorded in 2024 related to the 2023 Notes was $1.6 million. The effective interest rate on the 2023 Notes is 4.39%, which included the interest on the 2023 Notes and amortization of the debt discount and issuance costs. As of December 31, 2024, the carrying value of the 2023 Notes was $525.6 million and the fair value of the principal was $546.1 million. The fair value of the 2023 Notes was determined based on the most recent trade activity of the 2023 Notes as of December 31, 2024.

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

During the fourth quarter of 2023, the closing price of the Company’s common stock exceeded 130% of the conversion price of the 2019 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the remaining $69.7 million aggregate principal amount of 2019 Notes were convertible at the option of the holders of the 2019 Notes during the first quarter of 2024. During 2024, $0.2 million aggregate principal amount of the 2019 Notes converted, bringing the remaining outstanding 2019 Notes to $69.5 million in aggregate principal amount. The remaining 2019 Notes matured and were paid off in full on July 15, 2024. The Company irrevocably elected to settle the conversion of the 2019 Notes using a combination of cash and the Company’s common stock, settling the par value of the 2019 Notes in cash and any excess conversion premium in shares. In connection with the conversion, the Company paid $69.6 million in cash, which included principal and accrued interest, and issued 100,944 shares of the Company’s common stock representing the conversion premium.

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

Contractual coupon interest expense related to the 2019 Notes was $0.1 million in 2024 and the Company recorded $0.2 million of amortization of the debt issuance costs related to the 2019 Notes.

16.
Employee Benefit Plans

In the United States, the Repligen Corporation 401(k) Savings and Retirement Plan (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All U.S. employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to match a portion of the employees’ contributions up to a defined maximum. The match is calculated on a calendar year basis. The Company matched $2.9 million, $3.0 million and $2.7 million in the years ended December 31, 2024, 2023 and 2022, respectively.

In Sweden, the Company contributes to a government-mandated occupational pension plan that is a qualified defined contribution plan. All employees in Sweden are eligible for this pension plan. The Company pays premiums to a third-party occupational pension specialist who administers the pension plan. These premiums are based on various factors including each employee’s age, salary, employment history and selected benefits in the pension plan. When an employee terminates or retires, these premium payments cease for that employee and the Company has no further pension-related obligations for that employee. The Company contributed $1.2 million, $1.0 million and $1.1 million, respectively to the defined contribution plan for the years ended December 31, 2024, 2023 and 2022.

17.
Related Party Transactions

Certain facilities leased by Spectrum LifeSciences LLC (“Spectrum”) are owned by the Roy Eddleman Living Trust (the “Trust”). As of December 31, 2024, the Trust owned greater than 5% of the Company's outstanding shares. Therefore, the Company considers the Trust to be a related party. The lease amounts paid to the Trust prior to the public offering were negotiated in connection with the acquisition of Spectrum. The Company incurred rent expense related to these leases totaling $0.6 million, $0.7 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022.

18.
Subsequent Events

Acquisition of Bioprocessing Analytics Portfolio from 908 Devices Inc.

On March 4, 2025, the Company entered into a Securities and Asset Purchase Agreement with 908 Devices Inc. ("908 Devices") to acquire their desktop portfolio of four devices for bioprocessing process analytical technology (PAT) applications. 908 Devices is headquartered in Boston, Massachusetts. The addition of these desktop assets complements and strengthens Repligen’s differentiated PAT portfolio that provides its biopharmaceutical and CDMO customers with actionable insights to optimize development processes and improve manufacturing efficiencies.

The Company will account for the 908 Devices Acquisition as a purchase of a business under the acquisition method of accounting and has engaged a third-party valuation firm to assist with the valuation of the business acquired. The required disclosures under ASC 805, "Business Combinations" will be included in the Quarterly Report on Form 10-Q for the period ended March 31, 2025.