Form 10-Q
period 2025-03-31
REPLIGEN CORP
filed 2025-04-29
CIK 730272

free

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s common stock on April 25, 2025 was 56,183,100.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$697,229	$757,355
Accounts receivable, net of reserves of $2,113 and $1,832 at March 31, 2025 and December 31, 2024, respectively	147,413	134,115
Inventories, net	153,110	142,964
Prepaid expenses and other current assets	34,713	31,607
Total current assets	1,032,465	1,066,041
Noncurrent assets:
Property, plant and equipment, net	195,519	197,738
Intangible assets, net	409,225	397,897
Goodwill	1,082,413	1,030,995
Deferred tax assets	737	749
Operating lease right of use assets	129,671	135,378
Other noncurrent assets	2,113	868
Total noncurrent assets	1,819,678	1,763,625
Total assets	$2,852,143	$2,829,666
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,935	$32,134
Operating lease liability	15,154	15,104
Current contingent consideration	33,865	17,126
Accrued liabilities	76,042	62,423
Total current liabilities	151,996	126,787
Noncurrent liabilities:
Convertible Senior Notes due 2028, net	529,605	525,567
Deferred tax liabilities	24,136	22,775
Noncurrent operating lease liability	138,939	145,576
Noncurrent contingent consideration	4,903	19,662
Other noncurrent liabilities	17,081	16,581
Total noncurrent liabilities	714,664	730,161
Total liabilities	866,660	856,948
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 56,179,127 shares at March 31, 2025 and 56,091,677 shares at December 31, 2024 issued and outstanding	562	561
Additional paid-in capital	1,619,578	1,617,336
Accumulated other comprehensive loss	(47,841)	(52,533)
Retained earnings	413,184	407,354
Total stockholders’ equity	1,985,483	1,972,718
Total liabilities and stockholders’ equity	$2,852,143	$2,829,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

Condensed CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024

Revenue:
Product	$169,137	$153,146
Royalty and other revenue	35	36
Total revenue	169,172	153,182
Costs and operating expenses:
Cost of goods sold	78,415	76,391
Research and development	12,924	11,238
Selling, general and administrative	71,255	61,803
Total costs and operating expenses	162,594	149,432
Income from operations	6,578	3,750
Other income (expenses):
Investment income	7,314	8,993
Interest expense	(5,250)	(5,029)
Amortization of debt issuance costs	(413)	(483)
Other expenses, net	(286)	(3,536)
Other income (expenses), net	1,365	(55)
Income before income taxes	7,943	3,695
Income tax provision	2,113	399
Net income	$5,830	$3,296
Earnings per share:
Basic	$0.10	$0.06
Diluted (Note 13)	$0.10	$0.06
Weighted average common shares outstanding:
Basic	56,123	55,791
Diluted (Note 13)	56,558	56,531

Net income	$5,830	$3,296
Other comprehensive income (loss):
Foreign currency translation adjustment	4,692	(5,134)
Comprehensive income (loss)	$10,522	$(1,838)

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands, except share data)

	Three Months Ended March 31, 2025
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2024	56,091,677	$561	$1,617,336	$(52,533)	$407,354	$1,972,718
Net income	—	—	—	—	5,830	5,830
Exercise of stock options and vesting of stock units	128,593	1	1,463	—	—	1,464
Tax withholding on vesting of restricted stock units	(41,143)	—	(6,494)	—	—	(6,494)
Stock-based compensation expense	—	—	7,273	—	—	7,273
Translation adjustment	—	—	—	4,692	—	4,692
Balance at March 31, 2025	56,179,127	$562	$1,619,578	$(47,841)	$413,184	$1,985,483

	Three Months Ended March 31, 2024
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2023	55,766,078	$558	$1,569,227	$(37,808)	$432,868	$1,964,845
Net income	—	—	—	—	3,296	3,296
Conversion of debt	—	—	(55)	—	—	(55)
Exercise of stock options and vesting of stock units	111,921	1	944	—	—	945
Tax withholding on vesting of restricted stock units	(39,451)	—	(7,622)	—	—	(7,622)
Issuance of common stock pursuant to contingent consideration earnout payments	2,770	—	541	—	—	541
Stock-based compensation expense	—	—	8,776	—	—	8,776
Translation adjustment	—	—	—	(5,134)	—	(5,134)
Balance at March 31, 2024	55,841,318	$559	$1,571,811	$(42,942)	$436,164	$1,965,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net income	$5,830	$3,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,704	16,909
Amortization of debt discount and issuance costs	4,039	3,809
Stock-based compensation	7,273	8,776
Deferred income taxes, net	(1,204)	(1,122)
Unrealized loss on derivative contracts	8,223	—
Net unrealized foreign exchange gain	(8,207)	—
Operating lease right of use asset amortization	4,484	4,394
Loss on disposal of fixed assets	1,218	—
Other	1,034	32
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(9,921)	6,653
Inventories	(3,828)	3,167
Prepaid expenses and other current assets	(2,191)	(2,338)
Other noncurrent assets	(1,202)	320
Accounts payable	(6,693)	(645)
Accrued liabilities	1,807	2,980
Operating lease liabilities	(4,836)	(1,375)
Noncurrent liabilities	475	(148)
Total cash provided by operating activities	15,005	44,708
Cash flows from investing activities:
Acquisitions, net of cash acquired	(69,720)	—
Additions to capitalized software costs	(867)	(27)
Purchases of property, plant and equipment	(3,563)	(8,346)
Sale of property, plant and equipment	42	11
Total cash used in investing activities	(74,108)	(8,362)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,464	945
Payment of tax withholding obligation on vesting of restricted stock	(6,494)	(7,622)
Payment of earnout consideration	—	(2,160)
Other financing activities	—	(137)
Total cash used in financing activities	(5,030)	(8,974)
Effect of exchange rate changes on cash and cash equivalents	4,007	1,922
Net (decrease) increase in cash and cash equivalents	(60,126)	29,294
Cash, cash equivalents, beginning of period	757,355	751,323
Cash and cash equivalents, end of period	$697,229	$780,617
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$36	$23,093
Fair value of shares of common stock issued for contingent consideration earnouts	$—	$541

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Repligen Corporation (the “Company”, “Repligen”, “our” or “we”) in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 14, 2025 (“Form 10-K”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The business and economic uncertainty resulting from global geopolitical conflicts, supply chain challenges, foreign currency fluctuations, and cost pressures on customers' purchasing patterns has made such estimates more difficult to calculate. Accordingly, actual results could differ from those estimates.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company made no material changes in the application of its significant accounting policies that were disclosed in its Form 10-K. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments necessary for a fair presentation of its financial position as of March 31, 2025, its results of operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

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

Recently Issued Accounting Guidance – Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses.” The ASU requires additional disclosures by disaggregating the costs and expense line items that are presented on the face of the income statement. The disaggregation includes: (i) amounts of purchased inventory, employee compensation, depreciation, amortization, and other related costs and expenses; (ii) an explanation of costs and expenses that are not disaggregated on a quantitative basis; and (iii) the definition and total amount of selling expenses. The ASU is effective for our Annual Report on Form 10-K beginning in 2027 and subsequent interim reports. Early adoption is permitted. The ASU should be applied prospectively. Retrospective application is permitted for all prior periods presented in the financial statements. We are currently evaluating the impact of adopting this ASU on our financial reporting disclosures.

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$591,353	$—	$—	$591,353

Liabilities:
Foreign exchange forward contracts	$—	$8,188	$—	$8,188
Current contingent consideration	$—	$17,126	$16,739	$33,865
Noncurrent contingent consideration	$—	$—	$4,903	$4,903

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$687,253	$—	$—	$687,253
Foreign exchange forward contracts	$—	$287	$—	$287

Liabilities:
Current contingent consideration	$—	$17,126	$—	$17,126
Noncurrent contingent consideration	$—	$—	$19,662	$19,662

Cash and cash equivalents

As of March 31, 2025 and December 31, 2024, cash and cash equivalents on the Company's condensed consolidated balance sheets included $591.4 million and $687.3 million, respectively, in money market accounts. These funds are valued on a recurring basis using Level 1 inputs.

Contingent Consideration – Earnouts

As of March 31, 2025, the maximum amount of future contingent consideration (undiscounted) that the Company could be required to pay in connection with each of the completed acquisitions is: $54.5 million over a three-year period for Tantti, which was acquired December 2024, $13.8 million for Avitide, Inc. (“Avitide”) and $3.3 million for FlexBiosys, Inc. (“FlexBiosys”). The Avitide and FlexBiosys earnout periods ended on December 31, 2024, therefore the maximum contingent consideration reflects the earnout achievement to be paid in the second quarter of 2025. The fair value level of the contingent consideration related to Avitide and FlexBiosys was transferred from Level 3 to Level 2 in the fourth quarter of 2024 as the earnout achievement became known. See Note 5, “Acquisitions”, included in Part II, Item 8, “Financial Statements and Supplementary Data,” to the Company’s Form 10-K for additional information on the acquisitions of Avitide and FlexBiosys and the related contingent consideration.

A reconciliation of the change in the fair value of contingent consideration – earnouts is included in the following table (amounts in thousands):

Balance at December 31, 2024	$36,788
Translation adjustment	1,980
Balance at March 31, 2025	$38,768

The recurring Level 3 fair value measurement of our contingent consideration obligations for Tantti include the following significant unobservable inputs (amounts in thousands, except percent data):

Contingent Consideration Earnout	Fair Value as of March 31, 2025	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
		Monte Carlo Simulation	Probability of
			Success	0% - 100%	50%
Commercialization-based payments	$3,854		Earnout Discount Rate	5.4%	5.4%
			Volatility	22.6% - 34.7%	34.7%
Revenue and Volume- based payments		Monte Carlo Simulation	Revenue & Volume Discount Rate	10.2% - 15.7%	15.7%
	$13,268		Earnout Discount Rate	5.4% - 5.8%	5.4%
			Probability of Success	0% - 100%	50%
Manufacturing line expansions	$2,540	Probability-weighted present value	Earnout Discount Rate	5.4% - 5.5%	5.4%

(1)
Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Changes in the projected performance of the acquired business could result in a higher or lower contingent consideration obligation in the future.

Fair Value of Other Financial Instruments

The fair value of outstanding foreign exchange forward contracts are valued using quoted forward foreign exchange prices at the reporting date.

Fair Value Measured on a Nonrecurring Basis

During the three months ended March 31, 2025, there were no re-measurements to the fair value of financial assets and liabilities that are measured at fair value on a nonrecurring basis.

Convertible Senior Notes

On December 14, 2023, the Company issued $600.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “2023 Notes”) in a private placement pursuant to separate, privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with a limited number of holders of its outstanding 2019 Notes and certain other qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). Pursuant to the Exchange and Subscription Agreements, the Company exchanged $217.7 million of its 2019 Notes for $309.9 million aggregate principal amount of the 2023 Notes (the “Exchange Transaction”) and issued $290.1 million aggregate principal amount of the 2023 Notes (the “Subscription Transactions”) for $290.1 million in cash. At March 31, 2025 and December 31, 2024, the carrying value of the 2023 Notes was $529.6 million and $525.6 million, respectively, net of unamortized debt discount and debt issuance cost and the fair value of the 2023 Notes was $590.5 million and $546.1 million, respectively. The fair value of the 2023 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2023 Notes as of March 31, 2025 and December 31, 2024. The 2023 Notes and 2019 Notes are discussed in more detail in Note 9, “Convertible Senior Notes,” to these condensed consolidated financial statements.

3.
Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. dollar to Swedish krona (SEK) exchange rates. The Company does not apply hedge accounting to these contracts because these derivative instruments are not qualified as accounting hedges; therefore the changes in fair value are recorded in the condensed consolidated statements of operations and comprehensive income (loss). By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The notional amounts of the outstanding contracts at March 31, 2025 and December 31, 2024 were as follows (in thousands):

	U.S. Dollar Amount	SEK Amount
May 2025	26,481	289,967
September 2025	62,550	679,418
	89,031	969,385

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheet were as follows (in thousands):

(in thousands)		March 31, 2025	December 31, 2024
Derivatives not designated or not qualifying as hedging instruments	Balance Sheet Location
Foreign exchange forward contracts	Other current assets	$—	$287
Foreign exchange forward contracts	Accrued liabilities	$8,188	$—

The effects of derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) were as follows (in thousands):

		Three Months Ended March 31,
Amount of Gain Recognized on Derivatives		2025	2024
Derivatives not designated or not qualifying as hedging instruments	Location of loss recognized on derivatives
Foreign exchange forward contracts	Other expenses, net	$(8,223)	$—

4.
Acquisitions

2025 Acquisition

908 Devices Inc. Bioprocessing Analytics Portfolio

On March 4, 2025, the Company completed its acquisition of 908 Devices Inc.’s (“908 Devices”) desktop portfolio of four devices for bioprocessing process analytical technology applications (“PAT Portfolio”). In connection with the transaction, Repligen also acquired facilities, employees, equipment and lease obligations for facilities in North Carolina and Braunschweig, Germany as well as certain working capital balances related to the PAT Portfolio. The transaction is referred to as the 908 Devices PAT Portfolio acquisition.

Consideration Transferred

The Company accounted for the 908 Devices PAT Portfolio acquisition as a purchase of a business under Accounting Standards Codification (“ASC”) 805, “Business Combinations,” and the Company engaged a third-party valuation firm to assist with the valuation of certain assets acquired. Under the securities and asset purchase agreement, the PAT portfolio and associated net assets were acquired for cash consideration of $69.9 million, subject to a working capital adjustment to be finalized in future periods. Under the acquisition method of accounting, the assets acquired and liabilities assumed were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net assets acquired is estimated to be $4.9 million, the fair value of intangible assets acquired is estimated to be $14.9 million and the residual goodwill is estimated to be $50.1 million. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which such costs are incurred. The Company has incurred $5.2 million of transaction and integration costs associated with the 908 Devices PAT Portfolio acquisition from the date of acquisition to March 31, 2025. The transaction and integration costs are included in operating expenses in the condensed consolidated statements of comprehensive income (loss).

Fair Value of Net Assets Acquired

The preliminary allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. As of March 31, 2025, the purchase accounting for this acquisition had not been finalized and has been recorded on a provisional basis. As additional information becomes available, including but not limited to the outcome of an updated valuation related to developed technology and additional analysis related to inventory valuation, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. Amounts recorded on a provisional basis include but are not limited to intangible assets, working capital accounts including inventories, deferred tax accounts, deferred revenues, lease assets and goodwill. The components and estimated allocation of the purchase price consist of the following (amounts in thousands):

Cash and cash equivalents	$191
Accounts receivable	1,110
Inventory	5,393
Prepaid expenses and other current assets	535
Property and equipment	1,698
Operating lease right of use asset	2,986
Other assets, long-term	41
Customer relationships	5,219
Developed technology	7,934
Trademark and tradename	1,737
Goodwill	50,134
Accounts payable	(208)
Accrued liabilities	(557)
Operating lease liability	(2,475)
Deferred revenue	(2,366)
Noncurrent deferred tax liability	(1,461)
Fair value of net assets acquired	$69,911

Acquired Goodwill

The goodwill of $50.1 million (determined on a provisional basis and thus subject to change during the measurement period) represents future economic benefits expected to arise from anticipated synergies from the integration of the PAT Portfolio into the Company. These synergies include operating efficiencies and strategic benefits projected to be achieved as a result of the 908 Devices PAT Portfolio acquisition. Goodwill is calculated based on the acquired assets in the United States and Germany. Goodwill related to the United States of $39.8 million is deductible for income tax purposes. The goodwill of $10.3 million related to Germany is expected to be nondeductible for income tax purposes.

Intangible Assets

The following table sets forth the components of the identified intangible assets (determined on a provisional basis and thus subject to change during the measurement period) associated with the 908 Devices PAT Portfolio acquisition and their estimated useful lives:

	Useful life	Fair Value
		(Amounts in thousands)
Customer relationships	10 - 15 years	$5,219
Developed technology	10 - 15 years	7,934
Trademark and tradename	14 - 15 years	1,737
		$14,890

2024 Acquisition

Tantti Laboratory Inc.

On December 2, 2024, the Company's subsidiary, Repligen Sweden AB, acquired Tantti Laboratory Inc. (“Tantti”) from the former shareholders of Tantti (“Tantti Seller”) pursuant to a share swap agreement, dated as of July 27, 2024 (such acquisition, the “Tantti Acquisition”), by and among Repligen Sweden AB, the Tantti Seller, and the Company, in its capacity as guarantor of the obligations of Repligen Sweden AB under the Share Purchase Agreement.

Tantti, headquartered in Taoyuan City, Taiwan, has developed a unique portfolio of macroporous chromatography beads to optimize the purification of new modalities including viral vectors, viruses, nucleic acids and other large molecule biologics. The addition of Tantti further strengthens our portfolio in the new modality space.

Consideration Transferred

The Company accounted for the Tantti Acquisition as a purchase of business under ASC 805, “Business Combinations,” and the Company engaged a third-party valuation firm to assist with the valuation of Tantti. Under the share swap agreement, all outstanding equity interests of Tantti were acquired for consideration with a value totaling $74.8 million. The Tantti Acquisition was funded through payment of $55.1 million in cash and contingent consideration with a fair value of $19.7 million. Under the acquisition method of accounting, the assets acquired and liabilities assumed of Tantti were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The fair value of the net liabilities acquired is estimated to be ($1.2) million, the fair value of the intangible assets acquired is estimated to be $28.9 million and the residual goodwill is estimated to be $47.1 million. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company incurred $2.5 million of transaction and integration costs associated with the Tantti Acquisition from the date of acquisition to March 31, 2025, of which $0.9 million were incurred during the three months ended March 31, 2025. The transaction costs are included in operating expenses in the condensed consolidated statements of comprehensive income (loss).

Fair Value of Net Assets Acquired

The preliminary allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. As of March 31, 2025, the purchase accounting for this acquisition had not been finalized. As additional information becomes available, including the outcome of the obsolescence study on developed technology, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. Besides the outcome of the obsolescence study and the tax implications of the purchase price allocation, the final allocation may also result in changes to other assets and liabilities. The components and estimated allocation of the purchase price consist of the following (amounts in thousands):

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

Acquired Goodwill

The goodwill of $47.1 million (determined on a provisional basis and thus subject to change during the measurement period) represents future economic benefits expected to arise from anticipated synergies from the integration of Tantti into the Company. These synergies include operating efficiencies and strategic benefits projected to be achieved as a result of the Tantti Acquisition. Substantially all of the goodwill recorded is expected to be nondeductible for income tax purposes.

Intangible Assets

The identified intangible asset (determined on a provisional basis and thus subject to change during the measurement period) associated with the Tantti Acquisition is developed technology of $28.9 million with a useful life of fifteen years.

5.
Restructuring Activities and Other Inventory-Related Charges

In July 2023, the Board of Directors authorized the Company's management team to undertake restructuring activities to simplify and streamline our organization and strengthen the overall effectiveness of our operations. Since the initial streamlining and rebalancing efforts contemplated in July 2023, and with the introduction of new management in the second half of 2024, the Company continued to undertake further restructuring activities (collectively, the “Restructuring Plan”) which has included consolidating a portion of our manufacturing operations between certain U.S. locations, writing-off abandoned equipment with the rationalization of excess production line capacity and discontinuing the sale of certain product SKUs. In addition, the Company evaluated the net realizable value of finished goods and raw materials to meet rapidly changing demand during a challenging supply chain environment in the industry during 2023 and 2024.

The Company recorded pre-tax restructuring activity of $2.0 million for the three months ended March 31, 2025 and $1.4 million for the three months ended March 31, 2024, related to the 2023 Restructuring Plan, which will be complete in the second quarter of 2025. As of March 31, 2025, the total pre-tax restructuring activity incurred related to the Restructuring Plan and other inventory-related charges is $81.1 million, of which $59.7 million related to other inventory-related charges. For more information regarding the other inventory related charges, see Note 6, “Restructuring Activities and Other Inventory-Related Charges” included in Part II, Item 8, “Financial Statements and Supplementary Data” to the Company’s Form 10-K.

The following tables summarize the charges related to restructuring activities by type of cost for the periods presented on the Company’s condensed consolidated statements of comprehensive income (loss):

	Three Months Ended March 31, 2025
	Severance and Employee-Related Costs	Facility and Other Exit Costs	Total
	(Amounts in thousands)
Cost of goods sold	$78	$536	$614
Research and development	(57)	867	810
Selling, general and administrative	(9)	558	549
	$12	$1,961	$1,973

	Three Months Ended March 31, 2024
	Severance and Employee-Related Costs	Accelerated Depreciation	Facility and Other Exit Costs	Total
	(Amounts in thousands)
Cost of goods sold	$482	$19	$58	$559
Research and development	165	—	—	165
Selling, general and administrative	699	—	—	699
	$1,346	$19	$58	$1,423

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

The Company’s manufacturing strategy and footprint were reviewed as a part of our 2024 annual strategic planning and budget session. We continued executing these exit activities initiated in 2024 in the first quarter of 2025.

The restructuring accrual is included in accrued liabilities in the condensed consolidated balance sheet as of March 31, 2025. Activity related to the Restructuring Plan for the three months ended March 31, 2025 was as follows (amounts in thousands):

	Restructuring Liability December 31, 2024	Restructuring Costs	Amounts Paid in 2025	Noncash Restructuring Items	Restructuring Liability March 31, 2025

Severance & employee-related costs	$516	$12	$(395)	$(5)	$128
Facility and other exit costs	—	1,961	(208)	(1,456)	297
Total	$516	$1,973	$(603)	$(1,461)	$425

6.
Revenue Recognition

Disaggregation of Revenue

Revenues for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	(Amounts in thousands)
Product revenue	$169,137	$153,146
Royalty and other income	35	36
Total revenue	$169,172	$153,182

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

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31,	December 31,
	2025	2024

Balances from contracts with customers only:
Accounts receivable	$147,413	$134,115
Deferred revenue (included in accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheets)	$21,932	$13,597
Revenue recognized during periods presented relating to:
The beginning deferred revenue balance	$5,340	$16,372

The timing of revenue recognition, billings and cash collections results in the accounts receivable and deferred revenue balances on the Company’s condensed consolidated balance sheets.

7.
Goodwill and Intangible Assets

Goodwill

The following table represents the change in the carrying value of goodwill for the three months ended March 31, 2025 (amounts in thousands):

Balance at December 31, 2024	$1,030,995
908 Devices PAT Portfolio acquisition	50,134
Cumulative translation adjustment	1,284
Balance at March 31, 2025	$1,082,413

The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three months ended March 31, 2025.

Intangible assets

Indefinite-lived intangible assets are reviewed for impairment at least annually. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. There has been no impairment of the Company’s intangible assets for the periods presented.

Intangible assets, net, consisted of the following at March 31, 2025:

	March 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology – developed	$295,875	$(65,433)	$230,442	16
Patents	240	(240)	—	8
Customer relationships	275,017	(105,691)	169,326	15
Trademarks	10,493	(2,429)	8,064	18
Other intangibles	3,910	(3,217)	693	3
Total finite-lived intangible assets	585,535	(177,010)	408,525	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$586,235	$(177,010)	$409,225

Intangible assets, net, consisted of the following at December 31, 2024:

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology – developed	$283,380	$(60,272)	$223,108	16
Patents	240	(240)	—	8
Customer relationships	267,599	(100,646)	166,953	15
Trademarks	8,641	(2,283)	6,358	19
Other intangibles	3,812	(3,034)	778	3
Total finite-lived intangible assets	563,672	(166,475)	397,197	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$564,372	$(166,475)	$397,897

Amortization expense for finite-lived intangible assets was $9.1 million and $8.7 million for each of the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company expects to record the following amortization expense in future periods (amounts in thousands):

Estimated
Amortization
For the Years Ended December 31,	Expense
2025 (remaining nine months)	$28,265
2026	37,551
2027	37,189
2028	37,156
2029	36,976
2030 and thereafter	231,388
Total	$408,525

8.
Consolidated Balance Sheet Detail

Inventories, net

Inventories, net consists of the following:

	March 31,	December 31,
	2025	2024
	(Amounts in thousands)
Raw materials	$83,251	$82,208
Work-in-process	6,035	4,542
Finished products	63,824	56,214
Total inventories, net	$153,110	$142,964

Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	March 31,	December 31,
	2025	2024
	(Amounts in thousands)
Land	$861	$824
Buildings	703	675
Leasehold improvements	148,634	145,256
Equipment	135,068	130,413
Furniture, fixtures and office equipment	11,066	9,999
Computer hardware and software	45,142	44,323
Construction in progress	25,494	28,211
Other	499	504
Total property, plant and equipment	367,467	360,205
Less - Accumulated depreciation	(171,948)	(162,467)
Total property, plant and equipment, net	$195,519	$197,738

Accrued liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2025	2024
	(Amounts in thousands)
Employee compensation	$23,514	$32,163
Deferred revenue	21,209	13,243
Derivative liability	8,188	—
Income taxes payable	1,236	1,423
Other	21,895	15,594
Total accrued liabilities	$76,042	$62,423

9.
Convertible Senior Notes

The carrying value of the Company's Convertible Senior Notes is as follows:

	March 31, 2025	December 31, 2024
	(Amounts in thousands)
1.00% Convertible Senior Notes due 2028:
Principal amount	$600,000	$600,000
Unamortized debt discount	(64,087)	(67,712)
Unamortized debt issuance costs	(6,308)	(6,721)
Carrying amount - Convertible Senior Notes due 2028, net	$529,605	$525,567

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

The Company evaluated the Exchange Transaction and determined approximately $29.6 million of the $217.7 million principal of the exchanged 2019 Notes should be accounted for as extinguishments of debt and approximately $188.1 million should be accounted for as modification of debt. As a result, the Company recognized a $12.7 million loss on extinguishments of debt in its consolidated statements of comprehensive income (loss) for the year ended December 31, 2023, inclusive of $0.1 million of unamortized debt issuance costs. Under debt modification accounting, the carrying amount of the modified 2019 Notes was reduced by $2.8 million, with a corresponding increase to additional paid-in capital, to account for the increase in the fair value of the embedded conversion option, representing a debt discount of the modified 2019 Notes. The aggregate debt discount of $64.1 million as of March 31, 2025 is comprised of a $62.0 million increase in principal of the modified 2019 Notes and a $2.1 million increase in the fair value of the embedded conversion option. The aggregate debt discount of $67.7 million as of December 31, 2024, comprised of $65.5 million increase in principal of the modified 2019 Notes and a $2.2 million increase in the fair value of the embedded conversion option. These amounts are presented in their respective periods as a direct reduction from the carrying value of the convertible debt in our condensed consolidated balance sheets. This amount is being accreted into interest expense in the condensed consolidated statements of comprehensive income (loss) using the effective interest method over the term of the 2023 Notes.

Proceeds from the Subscription Transactions were $276.1 million, net of debt issuance costs of $13.9 million. The Exchange Transaction resulted in $6.2 million of the debt issuance costs related to the modified 2019 Notes, which were expensed as incurred in accordance with debt modification accounting, and $7.7 million of deferred debt issuance costs related to the 2023 Notes, which were recorded as a direct deduction to the carrying value of the 2023 Notes on the Company’s condensed consolidated balance sheets. The Company is amortizing the $7.8 million of debt issuance costs of the 2023 Notes into amortization of debt issuance costs in the Company’s condensed consolidated statements of comprehensive income (loss) over the remaining term of the 2023 Notes. The carrying value of the 2023 Notes of $529.6 million and $525.6 million are included in long-term debt on the Company's condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

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

The 2023 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 1.00% per year. Interest is payable semi-annually in arrears on each of June 15 and December 15, which commenced on June 15, 2024. The 2023 Notes will mature on December 15, 2028, unless earlier redeemed, repurchased or converted. During the first quarter of 2025, the closing price of the Company’s common stock did not exceed 130% of the conversion price of the 2023 Notes for more than 20 trading days of the last 30 consecutive trading of the quarter. As a result, the 2023 Notes are not convertible at the option of the holders of the 2023 Notes during the second quarter of 2025, the quarter immediately following the quarter when the conditions are met, as stated in the indenture governing the 2023 Notes. Because the 2023 Notes were not convertible as of March 31, 2025, the Company continues to classify the carrying value of the 2023 Notes of $529.6 million as noncurrent liabilities on the Company’s condensed consolidated balance sheet at March 31, 2025. The initial conversion rate for the 2023 Notes is 4.9247 shares of the Company’s common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of $203.06 per share and represents a 30% premium over the last reported sale price of $156.20 per share on December 6, 2023, the date on which the 2023 Notes were priced. Prior to the close of business on the business day immediately preceding September 15, 2028, the 2023 Notes will be convertible at the option of the holders of 2023 Notes only upon the satisfaction of the specified conditions mentioned above and during certain quarters commencing after the calendar quarter ending on March 31, 2024, into cash up to their principal amount, and into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, for the conversion value above the principal amount, if any. Thereafter until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2023 Notes will be convertible at the option of the holders of 2023 Notes at any time regardless of these conditions. The Company may redeem for cash, all or a portion of the 2023 Notes, at its option, on or after December 18, 2026 and prior to the 21st scheduled trading day immediately preceding the maturity date at a redemption price of 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date, if certain conditions are met in accordance to the 2023 Notes Indenture. For more information on the 2023 Notes, see Note 15, “Convertible Senior Notes,” included in Part II, Item 8, “Financial Statements and Supplementary Data,” to the Company’s Form 10-K.

The following table sets forth total interest expense recognized related to the 2023 Notes for the three months ended March 31, 2025:

	Three Months Ended March 31,
	2025	2024
	(Amounts in thousands, except percentage data)
Contractual interest expense – 2023 Notes	$1,500	$1,500
Amortization of debt discount – 2023 Notes	3,626	3,326
Amortization of debt issuance costs – 2023 Notes	413	371
Total	$5,539	$5,197
Effective interest rate of the liability component	4.39%	4.39%

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

The following table sets forth total interest expense recognized related to the 2019 Notes:

.	Three Months Ended March 31,
2024
(Amounts in thousands, except percentage data)
Contractual interest expense – 2019 Notes	$65
Amortization of debt issuance costs – 2019 Notes	112
Total	$177
Effective interest rate of the liability component	1.00%

10.
Stockholders’ Equity

Stock Option and Incentive Plans

Under the Company’s current 2018 Stock Option and Incentive Plan (the “2018 Plan”), the number of shares of the Company’s common stock that were reserved and available for issuance is 2,778,000, plus the number of shares of common stock that were available for issuance under the Company’s previous equity plans. The shares of common stock underlying any awards under the 2018 Plan and previous equity plans (together, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At March 31, 2025, 1,290,227 shares were available for future grants under the 2018 Plan.

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

Stock-Based Compensation

The following table presents stock-based compensation expense in the Company’s condensed consolidated statements of comprehensive income (loss):

	Three Months Ended March 31,
	2025	2024
	(Amounts in thousands)
Cost of goods sold	$554	$604
Research and development	1,070	944
Selling, general and administrative	5,649	7,228
Total stock-based compensation	$7,273	$8,776

Stock Options

Information regarding option activity for the three months ended March 31, 2025 under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2024	596,206	$98.64
Granted	30,281	155.38
Exercised	(26,756)	54.73
Forfeited/expired/cancelled	(1,197)	180.48
Options outstanding at March 31, 2025	598,534	$103.31
Options exercisable at March 31, 2025	390,422	$92.32
Vested and expected to vest at March 31, 2025(1)	592,365	$102.70	5.34	$27,247

(1)
Represents the number of vested options as of March 31, 2025 plus the number of unvested options expected to vest as of March 31, 2025 based on the unvested outstanding options at March 31, 2025 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on March 31, 2025, the last business day of the first quarter of 2025, of $127.24 per share and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on March 31, 2025. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2025 and 2024 was $2.6 million and $1.7 million, respectively.

The weighted average grant date fair value of options granted during the three months ended March 31, 2025 and 2024 was $80.40 and $97.61, respectively.

Stock Units

The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant. The Company recognizes expense on awards with service-based vesting over the employee’s requisite service period on a straight-line basis. The Company recognizes expense on performance-based awards over the vesting period based on the probability that the performance metrics will be achieved. Information regarding stock unit activity, which includes activity for restricted stock units and performance stock units, for the three months ended March 31, 2025 under the Plans is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	470,612	$162.33
Awarded	188,473	153.67
Vested	(101,837)	161.52
Forfeited/cancelled	(27,852)	178.46
Unvested at March 31, 2025	529,396	$160.21
Vested and expected to vest at March 31, 2025(1)	469,758	$159.19

(1)
Represents the number of vested stock units as of March 31, 2025 plus the number of unvested stock units expected to vest as of March 31, 2025 based on the unvested outstanding stock units at March 31, 2025 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value of stock units vested during the three months ended March 31, 2025 and 2024 was $16.0 million and $19.0 million, respectively.

The weighted average grant date fair value of stock units granted during the three months ended March 31, 2025 and 2024 was $153.67 and $192.59, respectively.

As of March 31, 2025, there was $77.2 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 3.0 years.

11.
Commitments and Contingencies

Collaboration Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements that require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. Research and development expenses associated with license agreements were immaterial amounts for the three months ended March 31, 2025 and 2024.

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

12.
Income Taxes

For the three months ended March 31, 2025 and 2024, the Company recorded income tax provisions of $2.1 million and $0.4 million, respectively. The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was 26.6% and 10.8%, respectively. The difference in effective tax rates between the periods was primarily due to higher income before income taxes and lower stock windfall tax benefits.

13.
Earnings Per Share

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended March 31,
	2025	2024
	(Amounts in thousands, except per share data)
Numerator:
Net income	$5,830	$3,296

Denominator:
Weighted average shares used in computing net income per share – basic	56,123	55,791
Effect of dilutive shares:
Options and stock units	378	473
Convertible senior notes(1)	—	238
Contingent consideration	56	29
Dilutive effect of unvested performance stock units	1	—
Dilutive potential common shares	435	740
Denominator for diluted earnings per share – adjusted weighted average shares used in computing net income per share – diluted	56,558	56,531

Earnings per share:
Basic	$0.10	$0.06
Diluted	$0.10	$0.06

(1)
Represents the dilutive impact for the Company's 2019 Notes. As of March 31, 2025, the if-converted value is less than the outstanding principal of the 2023 Notes and are therefore anti-dilutive. Refer to Note 9, "Convertible Senior Notes," above for more information.

For the three months ended March 31, 2025 and 2024, 409,407 shares and 298,998 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and were therefore anti-dilutive.

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

As mentioned above and as provided by the terms of the Second Supplemental Indenture underlying the 2019 Notes, the Company irrevocably elected to settle the conversion obligation for the 2019 Notes in a combination of cash and shares of the Company’s common stock. This means the Company settled the par value of the 2019 Notes in cash and any excess conversion premium in shares. The Company is required to reflect the dilutive effect of the convertible securities by application of the “if-converted” method, which means the denominator of the EPS calculation would include the total number of shares assuming the 2019 Notes had been fully converted at the beginning of the period. Accordingly, the par value of the 2019 Notes was not included in the calculation of diluted earnings per share, but the dilutive effect of the conversion premium was considered in the calculation of diluted earnings per share for any period the 2019 Notes were not matured, using the treasury stock method. The dilutive impact of the 2019 Notes was based on the difference between the Company’s current period average stock price and the conversion price of the 2019 Notes, provided there was a premium. Because the remaining 2019 Notes were redeemed in 2024, there was no dilutive effect of the conversion premium included in the calculation of diluted earnings per share for the three months ended March 31, 2025. For the three months ended March 31, 2024, the dilutive effect of the conversion premium included in the calculation of diluted earnings was 238,361 shares.

14.
Related Party Transactions

Certain facilities leased by our subsidiary, Spectrum LifeSciences LLC (“Spectrum”) are owned by the Roy Eddleman Living Trust (the “Trust”). As of March 31, 2025, the Trust owned greater than 5% of the Company’s outstanding shares. Therefore, the Company considers the Trust to be a related party. The lease amounts paid to the Trust were negotiated in connection with the acquisition of Spectrum. The Company incurred rent expense totaling $0.2 million for each of the three months ended March 31, 2025 and 2024 related to the leases.

15.
Segment Reporting

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the CODM in deciding how to allocate resources and assess performance. Our CEO has been identified as the CODM.

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. Net income as reported on the condensed consolidated statement of comprehensive income is the measure of segment profit or loss used by the CODM in allocating resources and assessing performance. Total assets for the operating segment is the amount presented on the condensed consolidated balance sheets.

The following table represents the Company’s total revenue by customers’ geographic locations:

	Three Months Ended
	March 31,
	2025	2024

Revenue by customers' geographic locations:
North America	50%	49%
Europe	35%	34%
APAC/Other	15%	17%
Total revenue	100%	100%

The following table presents the Company’s significant segment expenses which are regularly provided to the CODM for the single reportable segment:

	Three Months Ended
	March 31,
	2025	2024
Total revenue	$169,172	$153,182
Costs and operating expenses:
Cost of goods sold	78,415	76,391
Research and development	12,924	11,238
Sales and marketing	23,956	23,235
General and administrative	47,299	38,568
Total costs and operating expenses	162,594	149,432
Other income (expenses), net	1,365	(55)
Income tax provision	2,113	399
Net income	$5,830	$3,296

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities, accounts receivable, and foreign exchange forward contracts. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings. Additionally, the policy limits the credit exposure to any one issuer (with the exception of U.S. treasury obligations) and the types of instruments held. As of March 31, 2025 and December 31, 2024, the Company had no investments associated with foreign exchange contracts or options contracts. As of March 31, 2025 and December 31, 2024, the Company used derivative financial instruments to manage exposure to foreign exchange risk on certain repayable intercompany loans with foreign subsidiaries, specifically foreign exchange forward contracts.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

No one customer represented 10% or more of the Company's total revenue for the three months ended March 31, 2025 and 2024.

One customer represented 10% of the Company's total trade accounts receivable at March 31, 2025, and no one customer represented 10% or more of the Company's total trade accounts receivable at December 31, 2024.

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

As the overall market for biologics continues to grow and expand, our customers – primarily large biopharmaceutical companies and contract development and manufacturing organizations and other life sciences companies (integrators) – face critical production cost, capacity, quality and time pressures. Built to address these concerns, our products help set new standards for the way biologics are manufactured. We are committed to inspiring advances in bioprocessing as a trusted partner in the production of critical biologic drugs – including monoclonal antibodies, recombinant proteins, vaccines and cell and gene therapies – that are improving human health worldwide. Increasingly, our technologies are being implemented to overcome challenges in processing plasmid DNA (a starting material for the production of mRNA) and gene delivery vectors such as lentivirus and adeno-associated viral vectors. For more information regarding our business, products and acquisitions, see Part I, Item 1, “Business”, included in our 2024 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 14, 2025 (“Form 10-K”).

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

We have experienced, and expect to continue to experience, cost inflation, primarily in raw materials, and other supply chain costs, as a result of global macroeconomic trends, including global geopolitical conflicts, and labor shortages. Actions taken to mitigate supply chain disruptions and inflation, including price increases and productivity improvements, have generally been successful in offsetting the impact of these trends. We continue to monitor the effects of recently implemented tariffs, and the potential imposition of modified or additional tariffs.

2025 Acquisition

Acquisition of 908 Devices PAT Portfolio

On March 4, 2025, the Company completed its acquisition of 908 Devices Inc.’s (“908 Devices”) desktop portfolio of four devices for bioprocessing process analytical technology applications (“PAT Portfolio”). In connection with the transaction, Repligen also acquired facilities, employees, equipment and lease obligations for facilities in North Carolina and Braunschweig, Germany as well as certain working capital balances related to the PAT Portfolio. The transaction is referred to as the 908 Devices PAT Portfolio acquisition.

The addition of these desktop assets complements and strengthens Repligen’s differentiated PAT Portfolio that provides its biopharmaceutical and CDMO customers with actionable insights to optimize development processes and improve manufacturing efficiencies.

2024 Acquisition

Acquisition of Tantti Laboratory Inc.

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

Revenues

Total revenue for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2025	2024	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:
Products	$169,137	$153,146	$15,991	10.4%
Royalty and other	35	36	(1)	(2.8%)
Total revenue	$169,172	$153,182	$15,990	10.4%

Product revenues

During the three months ended March 31, 2025, product revenue increased by $16.0 million, or 10.4%, as compared to the same period of 2024. This is mainly due to an increase in revenue from Proteins compared to the prior year related to the timing of sales, as well as strong performance versus the prior year in our Chromatography and Analytics franchises. In addition, Filtration revenue slightly declined due to a large hardware sale in 2024 that did not recur in 2025 and $3.3 million of decreased COVID-19 sales. Additionally, products acquired from 908 Devices contributed $1.0 million in revenue during the three months ended March 31, 2025.

Royalty and other revenues

Royalty and other revenues in the three months ended March 31, 2025 and 2024 relate to royalties received from a third-party systems manufacturer associated with our OPUS® chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partners.

Costs of goods sold and operating expenses

Total costs and operating expenses for the three months ended March 31, 2025 and 2024 were comprised of the following:

	Three Months Ended March 31,		Increase/(Decrease)
	2025	2024	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Cost of goods sold	$78,415	$76,391	$2,024	2.6%
Research and development	12,924	11,238	1,686	15.0%
Selling, general and administrative	71,255	61,803	9,452	15.3%
Total costs and operating expenses	$162,594	$149,432	$13,162	8.8%

Cost of goods sold

Cost of goods sold increased $2.0 million, or 2.6%, for the three months ended March 31, 2025, compared to the same period of 2024.

During the three months ended March 31, 2025, the increase in cost of goods sold is driven by the 10.4% increase in product sales compared to March 31, 2024. Partially offsetting this increase is a decrease in materials consumed in the production process.

Gross margin was 53.6% and 50.1% in the three months ended March 31, 2025 and 2024, respectively. The primary drivers of the margin improvement is reduced materials consumed in the production process, and leverage of relatively consistent labor overhead costs period over period with increased sales.

Research and development expenses

Research and development (“R&D”) expenses are related to the development of products supporting bioprocessing operations. The expenses include personnel compensation, supplies, and other research expenses. Due to the fact that these various programs share personnel and fixed costs, we have not provided historical costs incurred by project.

R&D expenses increased $1.7 million, or 15.0%, during the three months ended March 31, 2025, compared to the same period of 2024. The increase in R&D costs is primarily driven by the results of the operations of the 908 Devices PAT Portfolio and Tantti acquisitions, which have been included in our consolidated results of operations since the acquisition dates of March 2025 and December 2024, respectively.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts. It also includes legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

SG&A costs increased by $9.5 million, or 15.3%, during the three months ended March 31, 2025 as compared to the same period of 2024. The primary driver of this increase is professional services which increased $6.3 million largely related to our acquisition and integration activities. The increase in SG&A costs also reflects $2.8 million related to the results of the operations of 908 Devices PAT Portfolio and Tantti, which have been included in our consolidated results of operations since the acquisition dates of March 2025 and December 2024, respectively.

Other income, net

The table below provides detail regarding our other income, net:

	Three Months Ended March 31,		Increase/(Decrease)
	2025	2024	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Investment income	$7,314	$8,993	$(1,679)	(18.7%)
Interest expense	(5,250)	(5,029)	(221)	4.4%
Amortization of debt issuance costs	(413)	(483)	70	(14.5%)
Other expenses, net	(286)	(3,536)	3,250	(91.9%)
Total other income (expenses), net	$1,365	$(55)	$1,420	(2581.8%)

Investment income

Investment income includes income earned on invested cash balances. Our investment income decreased by $1.7 million for the three months ended March 31, 2025, as compared to the same period of 2024 due to a decrease in interest rates and the average invested cash balances. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Interest expense

Interest expense increased $0.2 million for the three months ended March 31, 2025 as compared to the same period of 2024. Interest expense is relatively consistent as it primarily consists of the contractual coupon interest on the convertible debt outstanding. See Note 9, “Convertible Senior Notes,” to our condensed consolidated financial statements included in this report for more information on the Convertible Senior Notes.

Amortization of debt issuance costs

Transaction costs related to the issuance of the 2019 Notes and the 2023 Notes are amortized to amortization of debt issuance costs on the condensed consolidated statements of comprehensive income (loss).

Other expenses, net

The change in other expenses, net for the three months ended March 31, 2025, compared to the same periods of 2024, is primarily attributable to the revaluation impact of intercompany loans with subsidiaries during the three months ended March 31, 2024. In December 2024 we entered into foreign exchange forward contracts to mitigate these fluctuations.

Income tax provision

Income tax provision for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,		Increase/(Decrease)
	2025	2024	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision	$2,113	$399	$1,714	429.6%
Effective tax rate	26.6%	10.8%

For the three months ended March 31, 2025, we recorded an income tax provision of $2.1 million. The effective tax rate was 26.6% for the three months ended March 31, 2025, and is based upon the estimated income for the year ending December 31, 2025 and the composition of income in different jurisdictions. The difference in effective tax rates between the periods was primarily due to higher income before income taxes and lower stock windfall tax benefits. Our effective tax rate for the three months ended March 31, 2025 was higher than the U.S. statutory rate of 21% primarily due to lower stock windfall tax benefits.

Liquidity and Capital Resources

We have financed our operations primarily through revenues derived from product sales, and the issuance of notes and public offerings. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

At March 31, 2025, we held cash and cash equivalents of $697.2 million compared to cash and cash equivalents of $757.4 million at December 31, 2024.

Working capital decreased by $58.8 million to $880.5 million at March 31, 2025 from $939.3 million at December 31, 2024 primarily due to the 908 Devices PAT Portfolio acquisition in March 2025.

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

The 2023 Notes will mature on December 15, 2028, unless earlier redeemed, repurchased or converted. During the first quarter of 2025, the closing price of the Company's common stock did not exceed 130% of the conversion price of the 2023 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2023 Notes are not convertible at the option of the holders of the 2023 Notes during the second quarter of 2025, the quarter immediately following the quarter when the conditions are met, as stated in the indenture governing the 2023 Notes.

Cash Flows

	Three Months Ended March 31,		Increase/(Decrease)
	2025	2024	$ Change
	(Amounts in thousands)
Cash provided by (used in):
Operating activities	$15,005	$44,708	$(29,703)
Investing activities	(74,108)	(8,362)	(65,746)
Financing activities	(5,030)	(8,974)	3,944
Effect of exchange rate changes on cash and cash equivalents	4,007	1,922	2,085
Net increase in cash and cash equivalents	$(60,126)	$29,294	$(89,420)

Operating activities

For the three months ended March 31, 2025, our operating activities provided cash of $15.0 million reflecting net income of $5.8 million and non-cash charges totaling $35.6 million primarily related to depreciation and intangible amortization, unrealized loss on derivatives, stock-based compensation, operating lease right of use asset amortization, and amortization of debt discount and issuance costs, partially offset by net unrealized foreign exchange gains. The non-cash charges were partially offset by unfavorable changes in working capital of $26.4 million. This is primarily driven by an increase accounts receivable of $9.9 million due to timing of sales and receipts from customers, accounts payable and accrued expenses used cash of $4.9 million due to timing of payments to vendors, and inventory manufactured used cash of $3.8 million. The remaining cash used in operating activities resulted from unfavorable changes in various other working capital accounts.

For the three months ended March 31, 2024, our operating activities provided cash of $44.7 million reflecting net income of $3.3 million and non-cash charges totaling $32.8 million primarily related to depreciation, intangible amortization, amortization of debt discount and issuance costs, stock-based compensation charges, and operating lease right of use asset amortization. A decrease in accounts receivable provided $6.7 million of cash due to timing of sales and receipts from customers. We also had a decrease in inventory manufactured that provided $3.2 million, a net increase in accounts payable and accrued expenses of $2.3 million, primarily due to an increase in unearned revenue and accrued employee bonuses. Prepaid expenses increased primarily related to subscriptions and taxes consumed $2.3 million. The remaining cash provided by operating activities resulted from favorable changes in various other working capital accounts.

Investing activities

Our investing activities consumed $74.1 million of cash during the three months ended March 31, 2025, which was primarily driven by the acquisition of the 908 Devices PAT Portfolio, net of cash acquired, of $69.7 million. Capital expenditures during the three months ended March 31, 2025 consumed $4.4 million, including $0.9 million of capitalized costs related to our internal-use software.

Our investing activities consumed $8.4 million of cash during the three months ended March 31, 2024, which was due to capital expenditures during the first quarter of 2024, which consumed $8.4 million in cash. Included in this amount for the three months ended March 31, 2024 were capitalized costs related to our internal-use software for the three months ended March 31, 2024.

Financing activities

Our financing activities consumed $5.0 million of cash for the three months ended March 31, 2025, driven by $6.5 million in cash disbursed for shares withheld to cover employee income tax due upon the vesting and release of restricted stock units. This cash consumption was partially offset by $1.5 million of proceeds from the exercise of stock options during the period.

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

Effect of exchange rate changes on cash and cash equivalents

The effect of exchange rate changes on cash during the three months ended March 31, 2025 is a result of using multiple currencies across the group, with the Euro and Swedish Krona being significant currencies for the group outside of the US Dollar.

Future capital requirements

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

We plan to continue to invest in our bioprocessing business and in key R&D activities associated with the development of new bioprocessing products. We actively evaluate various strategic transactions on an ongoing basis, including acquiring products, technologies or businesses that would complement our existing portfolio. We continue to seek to acquire such potential assets that may offer us the best opportunity to create value for our shareholders. In order to acquire such assets, we may need to seek additional financing to fund these investments. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, due to any such acquisition-related financing needs, the need to fund debt conversions, or due to lower demand for our products, we may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt funding. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, if at all.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, expectations and beliefs for recently-completed acquisitions, product development and sales, restructuring activities and the expected results thereof, product candidate research, development and regulatory approval, SG&A expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources, and our financing plans. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. The Company undertakes no obligation to publicly update or revise the statements in light of future developments. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with the following: the success of current and future collaborative or supply relationships; our ability to successfully grow our bioprocessing business, including as a result of acquisitions, commercialization or partnership opportunities, and our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all U.S. Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products; the risk of litigation regarding our patent and other intellectual property rights; the risk of litigation with collaborative partners; our manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers; our ability to hire and retain skilled personnel; the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition; our ability to integrate acquired businesses successfully into our business and achieve the expected benefits of the acquisitions; projections of tariff impacts; our ability to compete with larger, better financed life sciences companies; our history of losses and expectation of incurring losses; our ability to generate future revenues; our ability to successfully integrate our recently acquired businesses; our ability to raise additional capital to fund potential acquisitions; our plans to mitigate our material weaknesses in our internal controls over financial reporting; our volatile stock price; and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the SEC including under the sections entitled “Risk Factors” in our Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to our market risk exposure during the three months ended March 31, 2025.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of March 31, 2025 of the effectiveness of the design and operation of the Company’s DCPs pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective because of the previously reported material weaknesses in our internal control over financial reporting, which are described in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2024 and as disclosed in the Company’s Form 10-K, the Company identified the following material weaknesses in internal control over financial reporting:

1.
Management identified deficiencies related to the design and operating effectiveness of controls related to revenue recognition specific to the evaluation of accounting for contract terms.
2.
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
3.
Irrespective of the effects of the IT general controls deficiencies, management did not perform certain business process-level controls related to inventory valuation and the financial statement close process either in a timely manner or with an appropriate precision threshold.

As of March 31, 2025, the Company has not remediated these material weaknesses. See below for a description of our remediation plan and activities.

Remediation Plan for Material Weaknesses

As previously disclosed in the Form 10-K, management is implementing remedial actions under the oversight of the Audit Committee of the Board of Directors to address the identified deficiencies.

Our remediation activities include the following with respect to revenue recognition:

•
Designing and implementing new internal controls to validate there is a complete listing of revenue contracts that have non-standard terms, which require incremental accounting analysis under ASC 606;

•
Designing and implementing new internal controls evaluating the accounting for contract amendments, including amendments accounted for as contract modifications;
•
Enhancing and expanding our existing revenue recognition control procedures and attributes when evaluating the accounting impact of non-standard contract terms and contract modifications; and
•
Increasing education for internal resources on accounting for contracts within the scope of ASC 606 and deploying enablers to facilitate documentation of accounting analyses and conclusions.

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

We believe that these actions will be sufficient to remediate the material weaknesses and strengthen our internal control over financial reporting. We are currently implementing and testing these enhanced internal controls and related procedures. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control

Except for the material weaknesses described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Form 10-K for the period ended December 31, 2024 and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. There are no material changes to the risk factors described in our Form 10-K for the period ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) Rule 10b5-1 Trading Plans

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10(b)5-1 trading plan or arrangement during the Company’s fiscal quarter ended March 31, 2025.

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

REPLIGEN CORPORATION

Date: April 29, 2025	By:	/S/ OLIVIER LOEILLOT
Olivier Loeillot
Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: April 29, 2025	By:	/S/ JASON K. GARLAND
Jason K. Garland
Chief Financial Officer
(Principal financial officer)
Repligen Corporation