Form 10-Q
period 2025-06-30
REPLIGEN CORP
filed 2025-08-07
CIK 730272

free

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock on August 4, 2025 was 56,257,618.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$708,855	$757,355
Accounts receivable, net of reserves of $2,197 and $1,832 at June 30, 2025 and December 31, 2024, respectively	156,952	134,115
Inventories, net	155,862	142,964
Prepaid expenses and other current assets	35,196	31,607
Total current assets	1,056,865	1,066,041
Noncurrent assets:
Property, plant and equipment, net	193,489	197,738
Intangible assets, net	406,213	397,897
Goodwill	1,114,009	1,030,995
Deferred tax assets	800	749
Operating lease right of use assets	127,682	135,378
Other noncurrent assets	2,569	868
Total noncurrent assets	1,844,762	1,763,625
Total assets	$2,901,627	$2,829,666
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,625	$32,134
Operating lease liability	16,043	15,104
Current contingent consideration	5,168	17,126
Accrued liabilities	76,176	62,423
Total current liabilities	123,012	126,787
Noncurrent liabilities:
Convertible Senior Notes due 2028, net	533,725	525,567
Deferred tax liabilities	23,326	22,775
Noncurrent operating lease liability	136,296	145,576
Noncurrent contingent consideration	6,658	19,662
Other noncurrent liabilities	16,869	16,581
Total noncurrent liabilities	716,874	730,161
Total liabilities	839,886	856,948
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 56,253,009 shares at June 30, 2025 and 56,091,677 shares at December 31, 2024 issued and outstanding	563	561
Additional paid-in capital	1,634,844	1,617,336
Accumulated other comprehensive loss	(1,716)	(52,533)
Retained earnings	428,050	407,354
Total stockholders’ equity	2,061,741	1,972,718
Total liabilities and stockholders’ equity	$2,901,627	$2,829,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

Condensed CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue:
Product	$182,329	$158,804	$351,466	$311,950
Royalty and other revenue	37	35	72	71
Total revenue	182,366	158,839	351,538	312,021
Costs and operating expenses:
Cost of goods sold	91,224	77,314	169,639	153,705
Research and development	13,958	10,575	26,882	21,813
Selling, general and administrative	71,227	65,481	142,482	127,284
Change in fair value of contingent consideration	(7,939)	—	(7,939)	—
Total costs and operating expenses	168,470	153,370	331,064	302,802
Income from operations	13,896	5,469	20,474	9,219
Other income (expenses):
Investment income	6,585	9,411	13,899	18,404
Interest expense	(5,354)	(5,118)	(10,604)	(10,147)
Amortization of debt issuance costs	(414)	(520)	(827)	(1,003)
Other income (expenses), net	3,502	(215)	3,216	(3,751)
Other income, net	4,319	3,558	5,684	3,503
Income before income taxes	18,215	9,027	26,158	12,722
Income tax provision	3,349	3,314	5,462	3,713
Net income	$14,866	$5,713	$20,696	$9,009
Earnings per share:
Basic	$0.26	$0.10	$0.37	$0.16
Diluted (Note 13)	$0.26	$0.10	$0.37	$0.16
Weighted average common shares outstanding:
Basic	56,234	55,884	56,179	55,838
Diluted (Note 13)	56,510	56,434	56,509	56,477

Net income	$14,866	$5,713	$20,696	$9,009
Other comprehensive income (loss):
Foreign currency translation adjustment	46,125	(1,503)	50,817	(6,637)
Comprehensive income	$60,991	$4,210	$71,513	$2,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands, except share data)

	Three Months Ended June 30, 2025
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2025	56,179,127	$562	$1,619,578	$(47,841)	$413,184	$1,985,483
Net income	—	—	—	—	14,866	14,866
Exercise of stock options and vesting of stock units	20,680	—		—	—	-
Tax withholding on vesting of restricted stock units	(5,250)	—	(676)	—	—	(676)
Issuance of common stock pursuant to contingent consideration earnout payments	58,452	1	7,567	—	—	7,568
Stock-based compensation expense		—	8,375	—	—	8,375
Translation adjustment	—	—	—	46,125	—	46,125
Balance at June 30, 2025	56,253,009	$563	$1,634,844	$(1,716)	$428,050	$2,061,741

	Three Months Ended June 30, 2024
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2024	55,841,318	$559	$1,571,811	$(42,942)	$436,164	$1,965,592
Net income	—	—	—	—	5,713	5,713
Conversion of debt	2	—	(53)	—	—	(53)
Exercise of stock options and vesting of stock units	40,560	—	842	—	—	842
Tax withholding on vesting of restricted stock units	(7,658)	—	(1,234)	—	—	(1,234)
Issuance of common stock pursuant to contingent consideration earnout payments	28,638	—	5,202	—	—	5,202
Stock-based compensation expense	—	—	9,879	—	—	9,879
Translation adjustment	—	—	—	(1,503)	—	(1,503)
Balance at June 30, 2024	55,902,860	$559	$1,586,447	$(44,445)	$441,877	$1,984,438

	Six Months Ended June 30, 2025
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2024	56,091,677	$561	$1,617,336	$(52,533)	$407,354	$1,972,718
Net income	—	—	—	—	20,696	20,696
Exercise of stock options and vesting of stock units	149,273	1	1,463	—	—	1,464
Tax withholding on vesting of restricted stock units	(46,393)	—	(7,170)	—	—	(7,170)
Issuance of common stock pursuant to contingent consideration earnout payments	58,452	1	7,567	—	—	7,568
Stock-based compensation expense	—	—	15,648	—	—	15,648
Translation adjustment	—	—	—	50,817	—	50,817
Balance at June 30, 2025	56,253,009	$563	$1,634,844	$(1,716)	$428,050	$2,061,741

	Six Months Ended June 30, 2024
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2023	55,766,078	$558	$1,569,227	$(37,808)	$432,868	$1,964,845
Net income	—	—	—	—	9,009	9,009
Conversion of debt	2	—	(107)	—	—	(107)
Exercise of stock options and vesting of stock units	152,481	2	1,786	—	—	1,788
Tax withholding on vesting of restricted stock units	(47,109)	(1)	(8,856)	—	—	(8,857)
Issuance of common stock pursuant to contingent consideration earnout payments	31,408	—	5,742	—	—	5,742
Stock-based compensation expense	—	—	18,655	—	—	18,655
Translation adjustment	—	—	—	(6,637)	—	(6,637)
Balance at June 30, 2024	55,902,860	$559	$1,586,447	$(44,445)	$441,877	$1,984,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net income	$20,696	$9,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,785	33,884
Amortization of debt discount and issuance costs	8,158	7,727
Stock-based compensation	15,648	18,655
Deferred income taxes, net	(2,569)	(3,753)
Change in fair value of contingent consideration	(7,939)	—
Unrealized loss on derivative contracts	8,709	—
Net unrealized foreign exchange gain	(12,253)	—
Operating lease right of use asset amortization	9,169	8,716
Loss on disposal of fixed assets	3,382	—
Other	353	103
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(15,158)	(1,245)
Inventories	(824)	10,474
Prepaid expenses and other current assets	(176)	457
Other noncurrent assets	(1,547)	364
Accounts payable	(8,277)	1,547
Accrued liabilities	(2,995)	2,259
Operating lease liabilities	(9,804)	(1,198)
Noncurrent liabilities	256	(101)
Total cash provided by operating activities	43,614	86,898
Cash flows from investing activities:
Acquisitions, net of cash acquired	(69,954)	—
Additions to capitalized software costs	(1,371)	(2,619)
Purchases of property, plant and equipment	(10,664)	(13,154)
Sale of property, plant and equipment	42	11
Total cash used in investing activities	(81,947)	(15,762)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,464	1,788
Payment of tax withholding obligation on vesting of restricted stock	(7,170)	(8,857)
Payment of earnout consideration	(9,455)	(7,375)
Other financing activities	—	(303)
Total cash used in financing activities	(15,161)	(14,747)
Effect of exchange rate changes on cash and cash equivalents	4,994	1,434
Net (decrease) increase in cash and cash equivalents	(48,500)	57,823
Cash, cash equivalents, beginning of period	757,355	751,323
Cash and cash equivalents, end of period	$708,855	$809,146
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$4,044	$23,860
Fair value of shares of common stock issued for contingent consideration earnouts	$7,568	$5,742

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

The Company made no material changes in the application of its significant accounting policies that were disclosed in its Form 10-K. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments necessary for a fair presentation of its financial position as of June 30, 2025, its results of operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

Recent Accounting Guidance

The Company considers the applicability and impact of all Accounting Standards Updates (“ASU” or “ASUs”) issued by the Financial Accounting Standards Board (“FASB”) and other recently issued guidance or rule decisions on their condensed consolidated financial statements. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s condensed consolidated financial position or results of operations. Recently issued accounting guidance that the Company believes may be applicable to them is as follows:

Recently Issued Accounting Guidance – Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses.” The ASU requires additional disclosures by disaggregating the costs and expense line items that are presented on the face of the income statement. The disaggregation includes: (i) amounts of purchased inventory, employee compensation, depreciation, amortization, and other related costs and expenses; (ii) an explanation of costs and expenses that are not disaggregated on a quantitative basis; and (iii) the definition and total amount of selling expenses. The ASU is effective for our Annual Report on Form 10-K beginning in 2027 and subsequent interim reports. Early adoption is permitted. The ASU should be applied prospectively. Retrospective application is permitted for all prior periods presented in the financial statements. We are currently evaluating the impact of adopting this ASU on our financial reporting disclosures.

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$616,377	$—	$—	$616,377

Liabilities:
Foreign exchange forward contracts	$—	$9,187	$—	$9,187
Current contingent consideration	$—	$104	$5,064	$5,168
Noncurrent contingent consideration	$—	$—	$6,658	$6,658

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market accounts	$687,253	$—	$—	$687,253
Foreign exchange forward contracts	$—	$287	$—	$287

Liabilities:
Current contingent consideration	$—	$17,126	$—	$17,126
Noncurrent contingent consideration	$—	$—	$19,662	$19,662

Cash and cash equivalents

As of June 30, 2025 and December 31, 2024, cash and cash equivalents on the Company's condensed consolidated balance sheets included $616.4 million and $687.3 million, respectively, in money market accounts. These funds are valued on a recurring basis using Level 1 inputs.

Contingent Consideration – Earnouts

As of June 30, 2025, the maximum amount of future contingent consideration (undiscounted) that the Company could be required to pay in connection with each of its completed acquisitions is: $54.5 million over a three-year period for Tantti Laboratory Inc. (“Tantti”), which was acquired December 2024 and $0.1 million for Avitide, Inc. (“Avitide”), which was acquired September 2021. The Avitide earnout period ended on December 31, 2024, therefore the maximum contingent consideration reflects the earnout achievement to be paid in the third quarter of 2025. The fair value level of the contingent consideration related to Avitide was transferred from Level 3 to Level 2 in the fourth quarter of 2024 as the earnout achievement became known. See Note 5, “Acquisitions”, included in Part II, Item 8, “Financial Statements and Supplementary Data,” to the Company’s Form 10-K for additional information on the acquisitions of Avitide and the related contingent consideration.

A reconciliation of the change in the fair value of contingent consideration – earnouts is included in the following table (amounts in thousands):

Balance at December 31, 2024	$36,788
Decrease in fair value of contingent consideration earnouts	(7,939)
Earnout payment - equity element	(7,568)
Earnout payment - cash element	(9,455)
Balance at June 30, 2025	$11,826

The recurring Level 3 fair value measurement of our contingent consideration obligations for Tantti include the following significant unobservable inputs (amounts in thousands, except percent data):

Contingent Consideration Earnout	Fair Value as of June 30, 2025	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
		Monte Carlo Simulation	Probability of
			Success	0% - 100%	41%
Commercialization-based payments	$4,031		Earnout Discount Rate	5.2%	5.2%
			Volatility	33.8%	33.8%
Revenue and Volume- based payments		Monte Carlo Simulation	Revenue & Volume Discount Rate	15.9%	15.9%
	$5,041		Earnout Discount Rate	5.0% - 5.4%	5.2%
			Probability of Success	0% - 100%	100%
Manufacturing line expansions	$2,650	Probability-weighted present value	Earnout Discount Rate	5.0% - 5.2%	5.0%

(1)
Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

The fair value of the contingent consideration liability is valued using the inputs noted in the table above. During the three months ended June 30, 2025, the Company adjusted its revenue targets for Tantti based on revised forecasts. Accordingly, the Company recognized a gain on the change in fair value of contingent consideration. Changes in the projected performance of the acquired business could result in a higher or lower contingent consideration obligation in the future.

Fair Value of Other Financial Instruments

The fair value of outstanding foreign exchange forward contracts are valued using quoted forward foreign exchange prices at the reporting date.

Fair Value Measured on a Nonrecurring Basis

During the three and six months ended June 30, 2025, there were no re-measurements to the fair value of financial assets and liabilities that are measured at fair value on a nonrecurring basis.

Convertible Senior Notes

On December 14, 2023, the Company issued $600.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “2023 Notes”) in a private placement pursuant to separate, privately negotiated exchange and subscription agreements

(the “Exchange and Subscription Agreements”) with a limited number of holders of its outstanding 2019 Notes and certain other qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). Pursuant to the Exchange and Subscription Agreements, the Company exchanged $217.7 million of its 2019 Notes for $309.9 million aggregate principal amount of the 2023 Notes (the “Exchange Transaction”) and issued $290.1 million aggregate principal amount of the 2023 Notes (the “Subscription Transactions”) for $290.1 million in cash. At June 30, 2025 and December 31, 2024, the carrying value of the 2023 Notes was $533.7 million and $525.6 million, respectively, net of unamortized debt discount and debt issuance cost and the fair value of the 2023 Notes was $594.6 million and $546.1 million, respectively. The fair value of the 2023 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2023 Notes as of June 30, 2025 and December 31, 2024. The 2023 Notes and 2019 Notes are discussed in more detail in Note 9, “Convertible Senior Notes,” to these condensed consolidated financial statements.

3.
Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. dollar to Swedish krona (SEK) exchange rates. The Company does not apply hedge accounting to these contracts because these derivative instruments are not qualified as accounting hedges; therefore the changes in fair value are recorded in the condensed consolidated statements of comprehensive income. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The notional amounts of the outstanding contracts at June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30,		December 31,
	2025		2024
	U.S. Dollar Amount	SEK Amount	U.S. Dollar Amount	SEK Amount
May 2025	-	-	26,481	289,967
September 2025	62,550	679,418	62,550	679,418
	62,550	679,418	89,031	969,385

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheet were as follows (in thousands):

(in thousands)		June 30, 2025	December 31, 2024
Derivatives not designated or not qualifying as hedging instruments	Balance Sheet Location
Foreign exchange forward contracts	Other current assets	$—	$287
Foreign exchange forward contracts	Accrued liabilities	$9,187	$—

The effects of derivative instruments on the condensed consolidated statements of comprehensive income were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Amount of Loss Recognized on Derivatives		2025	2024	2025	2024
Derivatives not designated or not qualifying as hedging instruments	Location of loss recognized on derivatives
Foreign exchange forward contracts	Other expenses, net	$(486)	$—	$(8,709)	$—

4.
Acquisitions

2025 Acquisition

908 Devices Inc. Bioprocessing Analytics Portfolio

On March 4, 2025, the Company completed its acquisition of 908 Devices Inc.’s (“908 Devices”) desktop portfolio of four devices for bioprocessing process analytical technology applications (“PAT Portfolio”). In connection with the transaction, Repligen also acquired facilities, employees, equipment and lease obligations for facilities in North Carolina and Braunschweig,

Germany as well as certain working capital balances related to the PAT Portfolio. This transaction is referred to as the 908 Devices PAT Portfolio acquisition.

Consideration Transferred

The Company accounted for the 908 Devices PAT Portfolio acquisition as a purchase of a business under Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Under the securities and asset purchase agreement, the PAT portfolio and associated net assets were acquired for cash consideration of $69.9 million, subject to a working capital adjustment to be finalized in a future period. Under the acquisition method of accounting, the assets acquired and liabilities assumed were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The provisional fair value of the net tangible assets acquired is estimated to be $6.2 million, the provisional fair value of intangible assets acquired is estimated to be $13.6 million and the residual provisional goodwill is estimated to be $50.1 million. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which such costs are incurred. The Company has incurred $8.4 million of transaction and integration costs associated with the 908 Devices PAT Portfolio acquisition from the date of acquisition to June 30, 2025. The transaction and integration costs are included in operating expenses in the condensed consolidated statements of comprehensive income.

Fair Value of Net Assets Acquired

The preliminary allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. As of June 30, 2025, the purchase accounting for this acquisition had not been finalized and has been recorded on a provisional basis. As additional information becomes available, including but not limited to the outcome of an updated valuation related to developed technology and additional analysis related to inventory valuation, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. Amounts recorded on a provisional basis include but are not limited to intangible assets, working capital accounts including inventories, deferred tax accounts, deferred revenues, lease assets and goodwill. The components and estimated allocation of the purchase price consist of the following (amounts in thousands):

Cash and cash equivalents	$191
Accounts receivable	1,110
Inventory	6,946
Prepaid expenses and other current assets	535
Property and equipment	1,698
Operating lease right of use assets	2,552
Other assets, long-term	41
Customer relationships	5,040
Developed technology	6,910
Trademark and tradename	1,660
Goodwill	50,057
Accounts payable	(208)
Accrued liabilities	(542)
Operating lease liabilities	(2,552)
Deferred revenue	(2,366)
Deferred tax liability	(1,161)
Fair value of net assets acquired	$69,911

During the quarter ended June 30, 2025 measurement period adjustments resulted in a net decrease to provisional goodwill in the amount of $77 thousand, and reflect adjustments made to certain asset and liability accounts including inventories, intangible assets, leases and deferred taxes, as management continues to finalize the identification and measurement of acquired assets and assumed liabilities.

The measurement period adjustments described above, had they been reflected in the Company’s initial accounting for the 908 Devices PAT Portfolio acquisition would not have resulted in any material differences between what the Company recorded in its condensed consolidated statements of comprehensive income for the quarter ended March 31, 2025.

Acquired Goodwill

The goodwill of $50.1 million (determined on a provisional basis and thus subject to change during the measurement period) represents future economic benefits expected to arise from anticipated synergies from the integration of the PAT Portfolio into the Company. These synergies include operating efficiencies and strategic benefits projected to be achieved as a result of the 908 Devices PAT Portfolio acquisition. Goodwill is calculated based on the acquired assets in the United States and Germany. Goodwill related to the United States of $39.2 million is deductible for income tax purposes. The goodwill of $10.9 million related to Germany is expected to be nondeductible for income tax purposes.

Intangible Assets

The following table sets forth the components of the identified intangible assets (determined on a provisional basis and thus subject to change during the measurement period) associated with the 908 Devices PAT Portfolio acquisition and their estimated useful lives:

	Useful life	Fair Value
		(Amounts in thousands)
Customer relationships	8 - 9 years	$5,040
Developed technology	10 - 12 years	6,910
Trademark and tradename	13 - 14 years	1,660
		$13,610

2024 Acquisition

Tantti Laboratory Inc.

On December 2, 2024, the Company's subsidiary, Repligen Sweden AB, acquired Tantti from the former shareholders of Tantti (“Tantti Seller”) pursuant to a share swap agreement, dated as of July 27, 2024 (such acquisition, the “Tantti Acquisition” and such agreement, the “Share Swap Agreement”), by and among Repligen Sweden AB, the Tantti Seller, and the Company, in its capacity as guarantor of the obligations of Repligen Sweden AB under the share purchase agreement (the “Share Purchase Agreement”).

Tantti, headquartered in Taoyuan City, Taiwan, has developed a unique portfolio of macroporous chromatography beads to optimize the purification of new modalities including viral vectors, viruses, nucleic acids and other large molecule biologics. The addition of Tantti further strengthens our portfolio in the new modality space.

Consideration Transferred

The Company accounted for the Tantti Acquisition as a purchase of business under ASC 805, “Business Combinations.” Under the Share Swap Agreement, all outstanding equity interests of Tantti were acquired for consideration with a value totaling $75.1 million. The Tantti Acquisition was funded through payment of $55.4 million in cash and contingent consideration with an estimated fair value of $19.7 million as of the acquisition date. Under the acquisition method of accounting, the assets acquired and liabilities assumed of Tantti were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The provisional fair value of the net tangible liabilities acquired is estimated to be ($0.8) million, the provisional fair value of the intangible assets acquired is estimated to be $28.9 million and the residual provisional goodwill is estimated to be $46.9 million. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company incurred $3.4 million of transaction and integration costs associated with the Tantti Acquisition from the date of acquisition to June 30, 2025, of which $1.8 million were incurred during the six months ended June 30, 2025. The transaction costs are included in operating expenses in the condensed consolidated statements of comprehensive income.

Fair Value of Net Assets Acquired

The preliminary allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. As of June 30, 2025, the purchase accounting for this acquisition had not been finalized. As additional information becomes available, including the outcome of the obsolescence study on developed technology, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. Besides the outcome of the obsolescence study and the tax implications of the purchase price allocation, the final allocation may also result in changes to other assets and liabilities. The components and estimated allocation of the purchase price consist of the following (amounts in thousands):

Cash and cash equivalents	$85
Accounts receivable	1
Inventory	41
Prepaid expenses and other current assets	321
Property and equipment	731
Operating lease right of use asset	637
Other assets, long-term	81
Developed technology	28,910
Goodwill	46,943
Accounts payable	(18)
Accrued liabilities	(510)
Operating lease liabilities	(627)
Deferred tax liability	(1,515)
Fair value of net assets acquired	$75,080

During the quarter ended June 30, 2025 measurement period adjustments resulted in a net decrease to provisional goodwill in the amount of $162 thousand, as a result of a working capital payment made as required by the Share Swap Agreement offset by a deferred tax liability adjustment.

Acquired Goodwill

The goodwill of $46.9 million (determined on a provisional basis and thus subject to change during the measurement period) represents future economic benefits expected to arise from anticipated synergies from the integration of Tantti into the Company. These synergies include operating efficiencies and strategic benefits projected to be achieved as a result of the Tantti Acquisition. Substantially all of the goodwill recorded is expected to be nondeductible for income tax purposes.

Intangible Assets

The identified intangible asset (determined on a provisional basis and thus subject to change during the measurement period) associated with the Tantti Acquisition is developed technology of $28.9 million with a useful life of nine years.

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

The Company recorded pre-tax restructuring activity of $2.2 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively and $4.1 million and $2.4 million for the six months ended June 30, 2025 and 2024, respectively, related to the 2023 Restructuring Plan, which was completed in the second quarter of 2025. As of June 30, 2025, the total pre-tax restructuring activity incurred related to the Restructuring Plan and other inventory-related charges is $83.3 million, of which $59.7 million related to other inventory-related charges. For more information regarding the other inventory related charges, see Note 6, “Restructuring Activities and Other Inventory-Related Charges” included in Part II, Item 8, “Financial Statements and Supplementary Data” to the Company’s Form 10-K.

The following tables summarize the charges related to restructuring activities by type of cost for the periods presented on the Company’s condensed consolidated statements of comprehensive income:

	Three Months Ended June 30, 2025
	Severance and Employee-Related Costs	Facility and Other Exit Costs	Total
	(Amounts in thousands)
Cost of goods sold	$139	$1,714	$1,853
Research and development	(12)	—	(12)
Selling, general and administrative	58	263	321
	$185	$1,977	$2,162

	Six Months Ended June 30, 2025
	Severance and Employee-Related Costs	Facility and Other Exit Costs	Total
	(Amounts in thousands)
Cost of goods sold	$217	$2,250	$2,467
Research and development	(69)	867	798
Selling, general and administrative	49	821	870
	$197	$3,938	$4,135

	Three Months Ended June 30, 2024
	Severance and Employee-Related Costs	Facility and Other Exit Costs	Total
	(Amounts in thousands)
Cost of goods sold	$371	$143	$514
Research and development	284	—	284
Selling, general and administrative	157	17	174
	$812	$160	$972

	Six Months Ended June 30, 2024
	Severance and Employee-Related Costs	Accelerated Depreciation	Facility and Other Exit Costs	Total
	(Amounts in thousands)
Cost of goods sold	$853	$19	$201	$1,073
Research and development	449	—	—	449
Selling, general and administrative	856	—	17	873
	$2,158	$19	$218	$2,395

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

The Company’s manufacturing strategy and footprint were reviewed as a part of our 2024 annual strategic planning and budget session. These exit activities initiated in 2024 were completed in the second quarter of 2025.

As of June 30, 2025, there was no restructuring liability remaining in the condensed consolidated balance sheet. Activity related to the Restructuring Plan for the six months ended June 30, 2025 was as follows (amounts in thousands):

	Restructuring Liability December 31, 2024	Restructuring Costs	Amounts Paid in 2025	Noncash Restructuring Items	Restructuring Liability June 30, 2025

Severance & employee-related costs	$516	$197	$(395)	$(318)	$—
Facility and other exit costs	—	3,938	(505)	(3,433)	—
Total	$516	$4,135	$(900)	$(3,751)	$—

6.
Revenue Recognition

Disaggregation of Revenue

Revenues for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Amounts in thousands)
Product revenue	$182,329	$158,804	$351,466	$311,950
Royalty and other income	37	35	72	71
Total revenue	$182,366	$158,839	$351,538	$312,021

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

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30,	December 31,
	2025	2024

Balances from contracts with customers only:
Accounts receivable	$156,952	$134,115
Deferred revenue (included in accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheets)	$21,185	$13,597
Revenue recognized during periods presented relating to:
The beginning deferred revenue balance	$8,502	$16,372

The timing of revenue recognition, billings and cash collections results in the accounts receivable and deferred revenue balances on the Company’s condensed consolidated balance sheets.

7.
Goodwill and Intangible Assets

Goodwill

The following table represents the change in the carrying value of goodwill for the six months ended June 30, 2025 (amounts in thousands):

Balance at December 31, 2024	$1,030,995
908 Devices PAT Portfolio acquisition	50,134
Cumulative translation adjustment	1,284
Balance as of March 31, 2025	$1,082,413
Measurement period adjustment - 908 Devices PAT Portfolio	(77)
Measurement period adjustment - Tantti Laboratory Inc.	(162)
Cumulative translation adjustment	31,835
Balance at June 30, 2025	$1,114,009

The Company has not identified any “triggering” events which indicate an impairment of goodwill in the three and six months ended June 30, 2025.

Intangible assets

Indefinite-lived intangible assets are reviewed for impairment at least annually. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. There has been no impairment of the Company’s intangible assets for the periods presented.

Intangible assets, net, consisted of the following at June 30, 2025:

	June 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology – developed	$302,643	$(71,686)	$230,957	15
Patents	240	(240)	—	8
Customer relationships	277,150	(111,106)	166,044	15
Trademarks	10,532	(2,619)	7,913	18
Other intangibles	4,000	(3,401)	599	3
Total finite-lived intangible assets	594,565	(189,052)	405,513	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$595,265	$(189,052)	$406,213

Intangible assets, net, consisted of the following at December 31, 2024:

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology – developed	$283,380	$(60,272)	$223,108	16
Patents	240	(240)	—	8
Customer relationships	267,599	(100,646)	166,953	15
Trademarks	8,641	(2,283)	6,358	19
Other intangibles	3,812	(3,034)	778	3
Total finite-lived intangible assets	563,672	(166,475)	397,197	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$564,372	$(166,475)	$397,897

Amortization expense for finite-lived intangible assets was $10.3 million and $8.7 million for each of the three months ended June 30, 2025 and 2024, respectively, and $19.4 million and $17.4 million for each of the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company expects to record the following amortization expense in future periods (amounts in thousands):

Estimated
Amortization
For the Years Ended December 31,	Expense
2025 (remaining six months)	$19,903
2026	39,513
2027	39,476
2028	39,443
2029	39,333
2030 and thereafter	227,845
Total	$405,513

8.
Consolidated Balance Sheet Detail

Inventories, net

Inventories, net consists of the following:

	June 30,	December 31,
	2025	2024
	(Amounts in thousands)
Raw materials	$78,157	$82,208
Work-in-process	6,704	4,542
Finished products	71,001	56,214
Total inventories, net	$155,862	$142,964

Property, plant and equipment, net

Property, plant and equipment, net consist of the following:

	June 30,	December 31,
	2025	2024
	(Amounts in thousands)
Land	$917	$824
Buildings	763	675
Leasehold improvements	149,832	145,256
Equipment	140,635	130,413
Furniture, fixtures and office equipment	11,252	9,999
Computer hardware and software	47,262	44,323
Construction in progress	25,943	28,211
Other	526	504
Total property, plant and equipment	377,130	360,205
Less - Accumulated depreciation	(183,641)	(162,467)
Total property, plant and equipment, net	$193,489	$197,738

Accrued liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2025	2024
	(Amounts in thousands)
Employee compensation	$26,525	$32,163
Deferred revenue	20,806	13,243
Derivative liability	9,187	—
Income taxes payable	1,408	1,423
Other	18,250	15,594
Total accrued liabilities	$76,176	$62,423

9.
Convertible Senior Notes

The carrying value of the Company's Convertible Senior Notes is as follows:

	June 30, 2025	December 31, 2024
	(Amounts in thousands)
1.00% Convertible Senior Notes due 2028:
Principal amount	$600,000	$600,000
Unamortized debt discount	(60,381)	(67,712)
Unamortized debt issuance costs	(5,894)	(6,721)
Carrying amount - Convertible Senior Notes due 2028, net	$533,725	$525,567

1.00% Convertible Senior Notes due 2028

On December 14, 2023, the Company issued $600.0 million aggregate principal amount of its 2023 Notes pursuant to the Exchange and Subscription Agreements with a limited number of holders of its outstanding 2019 Notes and certain other qualified institutional buyers pursuant to Rule 144A under the Securities Act. Pursuant to the Exchange and Subscription Agreements, the Company exchanged $217.7 million of its 2019 Notes, which were cancelled upon exchange, for $309.9 million aggregate principal amount of the 2023 Notes (the “Exchange Transaction”) and issued $290.1 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the “Subscription Transactions”) for $290.1 million in cash.

The Company evaluated the Exchange Transaction and determined approximately $29.6 million of the $217.7 million principal of the exchanged 2019 Notes should be accounted for as extinguishments of debt and approximately $188.1 million should be accounted for as modification of debt. As a result, the Company recognized a $12.7 million loss on extinguishments of debt in its consolidated statements of comprehensive income for the year ended December 31, 2023, inclusive of $0.1 million of unamortized debt issuance costs. Under debt modification accounting, the carrying amount of the modified 2019 Notes was reduced by $2.8 million, with a corresponding increase to additional paid-in capital, to account for the increase in the fair value of the embedded conversion option, representing a debt discount of the modified 2019 Notes. The aggregate debt discount of $60.4 million as of June 30, 2025 is comprised of a $58.4 million increase in principal of the modified 2019 Notes and a $2.0 million increase in the fair value of the embedded conversion option. The aggregate debt discount of $67.7 million as of December 31, 2024, is comprised of $65.5 million increase in principal of the modified 2019 Notes and a $2.2 million increase in the fair value of the embedded conversion option. These amounts are presented in their respective periods as a direct reduction from the carrying value of the convertible debt in our condensed consolidated balance sheets. This amount is being accreted into interest expense in the condensed consolidated statements of comprehensive income using the effective interest method over the term of the 2023 Notes.

Proceeds from the Subscription Transactions were $276.1 million, net of debt issuance costs of $13.9 million. The Exchange Transaction resulted in $6.2 million of the debt issuance costs related to the modified 2019 Notes, which were expensed as incurred in accordance with debt modification accounting, and $7.7 million of deferred debt issuance costs related to the 2023 Notes, which were recorded as a direct deduction to the carrying value of the 2023 Notes on the Company’s condensed consolidated balance sheets. The Company is amortizing the $7.8 million of debt issuance costs of the 2023 Notes into amortization of debt issuance costs in the Company’s condensed consolidated statements of comprehensive income over the remaining term of the 2023 Notes. The carrying value of the 2023 Notes of $533.7 million and $525.6 million are included in long-term debt on the Company's condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.

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

The 2023 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 1.00% per year. Interest is payable semi-annually in arrears on each of June 15 and December 15, which commenced on June 15, 2024. The 2023 Notes will mature on December 15, 2028, unless earlier redeemed, repurchased or converted. During the second quarter of 2025, the closing price of the Company’s common stock did not exceed 130% of the conversion price of the 2023 Notes for more than 20 trading days of the last 30 consecutive trading of the quarter. As a result, the 2023 Notes are not convertible at the option of the holders of the 2023 Notes during the third quarter of 2025, the quarter immediately following the quarter when the conditions are met, as stated in the indenture governing the 2023 Notes. Because the 2023 Notes were not convertible as of June 30, 2025, the Company continues to classify the carrying value of the 2023 Notes of $533.7 million as noncurrent liabilities on the Company’s condensed consolidated balance sheet at June 30, 2025. The initial conversion rate for the 2023 Notes is 4.9247 shares of the Company’s common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of $203.06 per share and represents a 30% premium over the last reported sale price of $156.20 per share on December 6, 2023, the date on which the 2023 Notes were priced. Prior to the close of business on the business day immediately preceding September 15, 2028, the 2023 Notes will be convertible at the option of the holders of 2023 Notes only upon the satisfaction of the specified conditions mentioned above into cash up to their principal amount, and into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, for the conversion value above the principal amount, if any. Thereafter until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2023 Notes will be convertible at the option of the holders of 2023 Notes at any time regardless of these conditions. The Company may redeem for cash, all or a portion of the 2023 Notes, at its option, on or after December 18, 2026 and prior to the 21st scheduled trading day immediately preceding the maturity date at a redemption price of 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, if certain conditions are met in accordance to the 2023 Notes Indenture. For more information on the 2023 Notes, see Note 15, “Convertible Senior Notes,” included in Part II, Item 8, “Financial Statements and Supplementary Data,” to the Company’s Form 10-K.

The following table sets forth total interest expense recognized related to the 2023 Notes for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Amounts in thousands, except percentage data)
Contractual interest expense – 2023 Notes	$1,500	$1,500	$3,000	$3,000
Amortization of debt discount – 2023 Notes	3,705	3,398	7,331	6,724
Amortization of debt issuance costs – 2023 Notes	414	408	827	815
Total	$5,619	$5,306	$11,158	$10,539
Effective interest rate of the liability component	4.39%	4.39%	4.39%	4.39%

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

The following table sets forth total interest expense recognized related to the 2019 Notes:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
(Amounts in thousands, except percentage data)
Contractual interest expense – 2019 Notes	$65	$130
Amortization of debt issuance costs – 2019 Notes	112	224
Total	$177	$354
Effective interest rate of the liability component	1.00%	1.00%

10.
Stockholders’ Equity

Stock Option and Incentive Plans

Under the Company’s current 2018 Stock Option and Incentive Plan (the “2018 Plan”), the number of shares of the Company’s common stock that were reserved and available for issuance is 2,778,000, plus the number of shares of common stock that were available for issuance under the Company’s previous equity plans. The shares of common stock underlying any awards under the 2018 Plan and previous equity plans (together, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At June 30, 2025, 1,215,947 shares were available for future grants under the 2018 Plan.

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

Stock Issued for Earnout Payments

In April 2025, the Company issued 52,935 shares of its common stock to former securityholders of Avitide to satisfy the final contingent consideration obligation established under the Agreement and Plan of Merger and Reorganization (the “Avitide Agreement”) which the Company entered into as part of the acquisition of Avitide in September 2021.

In April 2025, the Company issued 5,517 shares of its common stock to former securityholders of FlexBiosys, Inc. (“FlexBiosys”) to satisfy the final contingent consideration obligation established under the Equity Purchase Agreement (the “FlexBiosys Agreement”), which the Company entered into as part of the acquisition of FlexBiosys in April 2023.

In April 2024, the Company issued 28,638 shares of its common stock to former securityholders of Avitide to satisfy the contingent consideration obligation established under the Avitide Agreement.

In March 2024, the Company issued 2,770 shares of its common stock to former securityholders of FlexBiosys to satisfy the contingent consideration obligation established under the FlexBiosys Agreement.

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

Stock-Based Compensation

The following table presents stock-based compensation expense in the Company’s condensed consolidated statements of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Amounts in thousands)
Cost of goods sold	$612	$498	$1,166	$1,102
Research and development	1,440	503	2,510	1,447
Selling, general and administrative(1)	6,323	8,878	11,972	16,106
Total stock-based compensation	$8,375	$9,879	$15,648	$18,655
(1)
Selling, general and administrative stock-based compensation for the three and six months ended June 30, 2024 includes $5.0 million of expense related to the Equity Modification discussed above.

Stock Options

Information regarding option activity for the six months ended June 30, 2025 under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2024	596,206	$98.64
Granted	57,363	141.95
Exercised	(26,756)	54.73
Forfeited/expired/cancelled	(8,279)	191.69
Options outstanding at June 30, 2025	618,534	$103.31
Options exercisable at June 30, 2025	401,763	$93.51
Vested and expected to vest at June 30, 2025(1)	612,201	$102.76	5.36	$26,346

(1)
Represents the number of vested options as of June 30, 2025 plus the number of unvested options expected to vest as of June 30, 2025 based on the unvested outstanding options at June 30, 2025 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing price of the common stock on June 30, 2025, the last business day of the second quarter of 2025, of $124.38 per share and the exercise price of each in-the-money option) that would have been received by the option holders had all option holders exercised their options on June 30, 2025. The aggregate intrinsic value of stock options exercised was $2.6 million during the six months ended June 30, 2025 and 2024.

The weighted average grant date fair value of options granted during the six months ended June 30, 2025 and 2024 was $73.61 and $93.65, respectively.

Stock Units

The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant. The Company recognizes expense on awards with service-based vesting over the employee’s requisite service period on a straight-line basis. The Company recognizes expense on performance-based awards over the vesting period based on the probability that the performance metrics will be achieved. Information regarding stock unit activity, which includes activity for restricted stock units and performance stock units, for the six months ended June 30, 2025 under the Plans is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	470,612	$162.33
Awarded	251,908	146.93
Vested	(122,517)	161.66
Forfeited/cancelled	(37,823)	171.85
Unvested at June 30, 2025	562,180	$156.29
Vested and expected to vest at June 30, 2025(1)	501,178	$155.38

(1)
Represents the number of vested stock units as of June 30, 2025 plus the number of unvested stock units expected to vest as of June 30, 2025 based on the unvested outstanding stock units at June 30, 2025 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value of stock units vested during the six months ended June 30, 2025 and 2024 was $18.7 million and $23.5 million, respectively.

The weighted average grant date fair value of stock units granted during the six months ended June 30, 2025 and 2024 was $146.93 and $188.57, respectively.

As of June 30, 2025, there was $76.8 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.84 years.

11.
Commitments and Contingencies

Collaboration Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements that require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. Research and development expenses associated with license agreements were immaterial amounts for the three and six months ended June 30, 2025 and 2024.

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

12.
Income Taxes

For the three and six months ended June 30, 2025, the Company recorded income tax provisions of $3.3 million and $5.5 million, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2025 was 18.4% and 20.9%, respectively, compared to 36.7% and 29.2% for the corresponding periods in the prior year. The difference in effective tax rates between the periods was primarily due to nontaxable contingent consideration and lower non-deductible stock based compensation offset by lower stock windfall tax benefits.

On July 4, 2025, the United States enacted into law new tax legislation, the One Big Beautiful Bill Act (“OBBBA”), which contains several provisions modifying the corporate income tax code. We are still in the process of evaluating the OBBBA, but we do not expect it to have a material impact on our consolidated financial statements or results of operations.

13.
Earnings Per Share

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Amounts in thousands, except per share data)
Numerator:
Net income	$14,866	$5,713	$20,696	$9,009

Denominator:
Weighted average shares used in computing net income per share – basic	56,234	55,884	56,179	55,838
Effect of dilutive shares:
Options and stock units	276	391	330	437
Convertible senior notes(1)	—	159	—	202
Dilutive effect of unvested performance stock units	—	—	—	—
Dilutive potential common shares	276	550	330	639
Denominator for diluted earnings per share - adjusted weighted average shares used in computing earnings per share - diluted	56,510	56,434	56,509	56,477

Earnings per share:
Basic	$0.26	$0.10	$0.37	$0.16
Diluted	$0.26	$0.10	$0.37	$0.16
(1)
Represents the dilutive impact for the Company's 2019 Notes. As of June 30, 2025, the if-converted value is less than the outstanding principal of the 2023 Notes and are therefore anti-dilutive. Refer to Note 9, "Convertible Senior Notes," above for more information.

For the three and six months ended June 30, 2025, 654,009 shares and 604,974 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Comparatively, for the three and six months ended June 30, 2024, 479,482 shares and 358,633 shares, respectively, were considered anti-dilutive.

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

As mentioned above and as provided by the terms of the Second Supplemental Indenture underlying the 2019 Notes, the Company irrevocably elected to settle the conversion obligation for the 2019 Notes in a combination of cash and shares of the Company’s common stock. This means the Company settled the par value of the 2019 Notes in cash and any excess conversion premium in shares. The Company is required to reflect the dilutive effect of the convertible securities by application of the “if-converted” method, which means the denominator of the EPS calculation would include the total number of shares assuming the 2019 Notes had been fully converted at the beginning of the period. Accordingly, the par value of the 2019 Notes was not included in the calculation of diluted earnings per share, but the dilutive effect of the conversion premium was considered in the calculation of diluted earnings per share for any period the 2019 Notes were not matured, using the treasury stock method. The dilutive impact of the 2019 Notes was based on the difference between the Company’s current period average stock price and the conversion price of the 2019 Notes, provided there was a premium. Because the remaining 2019 Notes were redeemed in 2024, there was no dilutive effect of the conversion premium included in the calculation of diluted earnings per share for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, the dilutive effect of the conversion premium included in the calculation of diluted earnings was 159,494 shares and 201,917 shares, respectively.

14.
Related Party Transactions

Certain facilities leased by our subsidiary, Spectrum LifeSciences LLC (“Spectrum”) are owned by the Roy Eddleman Living Trust (the “Trust”). As of June 30, 2025, the Trust owned greater than 5% of the Company’s outstanding shares. Therefore, the Company considers the Trust to be a related party. The lease amounts paid to the Trust were negotiated in connection with the acquisition of Spectrum. The Company incurred rent expense totaling $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and incurred $0.3 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively, related to the leases.

15.
Segment Reporting

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources and assess performance. Our CEO has been identified as the CODM.

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. Net income as reported on the condensed consolidated statements of comprehensive income is the measure of segment profit or loss used by the CODM in allocating resources and assessing performance. Total assets for the operating segment is the amount presented on the condensed consolidated balance sheets.

The following table represents the Company’s total revenue by customers’ geographic locations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue by customers' geographic locations:
North America	49%	49%	49%	49%
Europe	38%	38%	36%	36%
APAC/Other	13%	13%	15%	15%
Total revenue	100%	100%	100%	100%

The following table presents the Company’s significant segment expenses which are regularly provided to the CODM for the single reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total revenue	$182,366	$158,839	$351,538	$312,021
Costs and operating expenses:
Cost of goods sold	91,224	77,314	169,639	153,705
Research and development	13,958	10,575	26,882	21,813
Sales and marketing	26,666	24,977	50,622	48,212
General and administrative	36,622	40,504	83,921	79,072
Total costs and operating expenses	168,470	153,370	331,064	302,802
Other income, net	4,319	3,558	5,684	3,503
Income tax provision	3,349	3,314	5,462	3,713
Net income	$14,866	$5,713	$20,696	$9,009

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities, accounts receivable, and foreign exchange forward contracts. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings. Additionally, the policy limits the credit exposure to any one issuer (with the exception of U.S. treasury obligations) and the types of instruments held. As of June 30, 2025 and December 31, 2024, the Company had no investments associated with foreign exchange contracts or options contracts. As of June 30, 2025 and December 31, 2024, the Company used derivative financial instruments to manage exposure to foreign exchange risk on certain repayable intercompany loans with foreign subsidiaries, specifically foreign exchange forward contracts.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

No customer represented 10% or more of the Company's total revenue for each of the three and six months ended June 30, 2025 and 2024.

One customer represented 10% of the Company's total trade accounts receivable at June 30, 2025, and no customer represented 10% or more of the Company's total trade accounts receivable at December 31, 2024.

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

We have experienced, and expect to continue to experience, cost inflation, primarily in raw materials, and other supply chain costs, as a result of global macroeconomic trends, including global geopolitical conflicts, and labor shortages. Actions taken to mitigate supply chain disruptions and inflation, including price increases and productivity improvements, have generally been successful in offsetting the impact of these trends. We continue to monitor the effects of tariffs implemented by the Trump administration, and the potential imposition of modified or additional tariffs.

2025 Acquisition

Acquisition of 908 Devices PAT Portfolio

On March 4, 2025, the Company completed its acquisition of 908 Devices Inc.’s (“908 Devices”) desktop portfolio of four devices for bioprocessing process analytical technology applications (“PAT Portfolio”). In connection with the transaction, Repligen also acquired facilities, employees, equipment and lease obligations for facilities in North Carolina and Braunschweig, Germany as well as certain working capital balances related to the PAT Portfolio. This transaction is referred to as the 908 Devices PAT Portfolio acquisition.

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

Revenues

Total revenue for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenue:
Products	$182,329	$158,804	$23,525	14.8%	$351,466	$311,950	$39,516	12.7%
Royalty and other	37	35	2	5.7%	72	71	1	1.4%
Total revenue	$182,366	$158,839	$23,527	14.8%	$351,538	$312,021	$39,517	12.7%

Product revenues

During the three and six months ended June 30, 2025, product revenue increased by $23.5 million, or 14.8%, and increased by $39.5 million, or 12.7%, respectively, as compared to the same period of 2024. This is mainly due to an increase in revenue from our Chromatography and Analytics franchises during the second quarter of 2025. Over the first half of the year, the increase was primarily driven by our Proteins, Chromatography, and Analytics franchises. In addition, the three and six months ended June 30, 2024 included $8.2 million and $11.5 million, respectively, of COVID-19 related sales. Related to our acquisitions, products acquired from 908 Devices contributed $2.9 million and $4.0 million, respectively, in revenue during the three and six months ended June 30, 2025.

Royalty and other revenues

Royalty and other revenues in the three and six months ended June 30, 2025 and 2024 relate to royalties received from a third-party systems manufacturer associated with our OPUS® chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partners.

Costs of goods sold and operating expenses

Total costs and operating expenses for the three and six months ended June 30, 2025 and 2024 were comprised of the following:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Cost of goods sold	$91,224	$77,314	$13,910	18.0%	$169,639	$153,705	$15,934	10.4%
Research and development	13,958	10,575	3,383	32.0%	26,882	21,813	5,069	23.2%
Selling, general and administrative	71,227	65,481	5,746	8.8%	142,482	127,284	15,198	11.9%
Contingent consideration	(7,939)	—	(7,939)	100.0%	(7,939)	-	(7,939)	100.0%
Total costs and operating expenses	$168,470	$153,370	$15,100	9.8%	$331,064	$302,802	$28,262	9.3%

Cost of goods sold

Cost of goods sold increased $13.9 million, or 18.0%, and increased $15.9, or 10.4%, respectively, for the three and six months ended June 30, 2025, compared to the same periods of 2024.

During the three and six months ended June 30, 2025, the increase in cost of goods sold is driven by the increase in product sales compared to same period in 2024, with lower excess and obsolete scrap costs being partially offset by product mix.

Gross margin was 50.0% and 51.3% in the three months ended June 30, 2025 and 2024, respectively. The decrease is driven by product mix with higher Chromatography sales, including the sale of the Company’s procured resin for OPUS columns. Procured resin is sold with a nominal mark-up, which is far below the Company’s average margin levels.

Gross margin was 51.7% and 50.7% in the six months ended June 30, 2025 and 2024, respectively. The primary drivers of the margin improvement is reduced materials consumed in the production process, lower excess and obsolete scrap costs and leverage of relatively consistent labor overhead costs period over period with increased sales.

Research and development expenses

Research and development (“R&D”) expenses are related to the development of products supporting bioprocessing operations. The expenses include personnel compensation, supplies, and other research expenses. Due to the fact that these various programs share personnel and fixed costs, we have not provided historical costs incurred by project.

R&D expenses increased $3.4 million, or 32.0%, during the three months ended June 30, 2025, as compared to the same period of 2024, and increased $5.1 million, or 23.2%, during the six months ended June 30, 2025, as compared to the same period of 2024. The increase in R&D costs is primarily driven by the 908 Devices PAT Portfolio and Tantti acquisitions, which have been included in our consolidated results of operations since the acquisition dates of March 2025 and December 2024, respectively.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts. It also includes legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

SG&A costs increased by $5.7 million, or 8.8%, during the three months ended June 30, 2025 as compared to the same period of 2024. The primary drivers of the increase in the SG&A costs is $3.6 million related to incremental expenses incurred as a result of the 908 Devices PAT Portfolio and Tantti acquisitions, and $1.5 million expense in professional services related to acquisition and integration activities.

SG&A costs increased by $15.2 million, or 11.9%, during the six months ended June 30, 2025 as compared to the same period of 2024. The primary drivers of the increase in the SG&A costs is $4.9 million related to incremental expenses incurred as a result of the 908 Devices PAT Portfolio and Tantti acquisitions, and $9.2 million expense in professional services related to acquisition and integration activities.

Change in fair value of contingent consideration

Change in fair value of contingent consideration represents the change in fair value of the obligation included in current and noncurrent contingent consideration on the condensed consolidated balance sheets as of the end of each period. Remeasurement of the contingent consideration obligation is done each quarter and the carrying value of the obligation is adjusted to the current fair value through our condensed consolidated statements of comprehensive income. Changes in expected operating results related to the amount and timing of future revenues and a change in market inputs used to calculate the discount rate resulted in a decrease of $7.9 million in the contingent consideration obligation on the balance sheet for the three and six months ended June 30, 2025. No adjustment was recorded for the three and six months ended June 30, 2024 as management’s assessment was that the balances of the contingent consideration obligations already represented fair value.

Other income, net

The table below provides detail regarding our other income, net:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Investment income	$6,585	$9,411	$(2,826)	(30.0%)	$13,899	$18,404	$(4,505)	(24.5%)
Interest expense	(5,354)	(5,118)	(236)	4.6%	(10,604)	(10,147)	(457)	4.5%
Amortization of debt issuance costs	(414)	(520)	106	(20.4%)	(827)	(1,003)	176	(17.5%)
Other income (expenses), net	3,502	(215)	3,717	(1,728.8%)	3,216	(3,751)	6,967	(185.7%)
Total other income, net	$4,319	$3,558	$761	21.4%	$5,684	$3,503	$2,181	62.3%

Investment income

Investment income includes income earned on invested cash balances. Our investment income decreased by $2.8 million and $4.5 million, respectively, for the three and six months ended June 30, 2025, as compared to the same period of 2024 due to a decrease in the average cash balances on hand and a reduction in interest rates. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Interest expense

Interest expense decreased by $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2025 as compared to the same period of 2024. Interest expense is relatively consistent as it primarily consists of the contractual coupon interest on the convertible debt outstanding. See Note 9, “Convertible Senior Notes,” to our condensed consolidated financial statements included in this report for more information on the Convertible Senior Notes.

Amortization of debt issuance costs

Transaction costs related to the issuance of the 2019 Notes and the 2023 Notes are amortized to amortization of debt issuance costs on the condensed consolidated statements of comprehensive income.

Other income, net

The change in other income, net for the three and six months ended June 30, 2025, compared to the same periods of 2024. The 2025 gain is due to the foreign exchange revaluation of the contingent liability relating to Tantti, while the 2024 loss is due to the revaluation impact of intercompany loans with subsidiaries. In December 2024 we entered into foreign exchange forward contracts to mitigate the foreign exchange fluctuations relating to intercompany loans with subsidiaries.

Income tax provision

Income tax provision for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision	$3,349	$3,314	$35	1.1%	$5,462	$3,713	$1,749	47.1%
Effective tax rate	18.4%	36.7%			20.9%	29.2%

For the three and six months ended June 30, 2025, we recorded an income tax provision of $3.3 million and $5.5 million, respectively. The effective tax rate was 18.4% and 20.9% for the three and six months ended June 30, 2025, respectively, and is based upon the estimated income for the year ending December 31, 2025 and the composition of income in different jurisdictions.

The difference in effective tax rates between the periods was primarily due nontaxable contingent consideration and lower nondeductible stock based compensation offset by lower stock windfall tax benefits. Our effective tax rate for the three and six months ended June 30, 2025 was lower than the U.S. statutory rate of 21% primarily due to nontaxable contingent consideration.

On July 4, 2025, the United States enacted into law new tax legislation, the One Big Beautiful Bill Act (“OBBBA”), which contains several provisions modifying the corporate income tax code. We are still in the process of evaluating the OBBBA, but we do not expect it to have a material impact on our consolidated financial statements or results of operations.

Liquidity and Capital Resources

We have financed our operations primarily through revenues derived from product sales, and the issuance of notes and public offerings. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

At June 30, 2025, we held cash and cash equivalents of $708.9 million compared to cash and cash equivalents of $757.4 million at December 31, 2024.

Working capital decreased by $5.4 million to $933.9 million at June 30, 2025 from $939.3 million at December 31, 2024 primarily due to the various changes noted below.

On December 14, 2023, the Company issued $600.0 million aggregate principal amount of its 2023 Notes in a private placement pursuant to separate, privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with a limited number of holders of its outstanding 2019 Notes and certain other qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). Pursuant to the Exchange and Subscription Agreements, the Company exchanged $217.7 million of its 2019 Notes for $309.9 million aggregate principal amount of the 2023 Notes (the “Exchange Transaction”) and issued $290.1 million aggregate principal amount of the 2023 Notes (the “Subscription Transactions”) for $290.1 million in cash. Proceeds from the Subscription Transactions amounted to $276.1 million after debt issuance costs of $13.9 million. The 2023 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 1.00% per year. Interest is payable semi-annually in arrears on each June 15 and December 15, commencing on June 15, 2024. The 2023 Notes will mature on December 15, 2028, unless earlier redeemed, repurchased or converted. During the second quarter of 2025, the closing price of the Company's common stock did not exceed 130% of the conversion price of the 2023 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2023 Notes are not convertible at the option of the holders of the 2023 Notes during the third quarter of 2025, the quarter immediately following the quarter when the conditions are met, as stated in the indenture governing the 2023 Notes.

Cash Flows

	Six Months Ended June 30,		Increase/(Decrease)
	2025	2024	$ Change
	(Amounts in thousands)
Cash provided by (used in):
Operating activities	$43,614	$86,898	$(43,284)
Investing activities	(81,947)	(15,762)	(66,185)
Financing activities	(15,161)	(14,747)	(414)
Effect of exchange rate changes on cash and cash equivalents	4,994	1,434	3,560
Net increase in cash and cash equivalents	$(48,500)	$57,823	$(106,323)

Operating activities

For the six months ended June 30, 2025, our operating activities provided cash of $43.6 million reflecting net income of $20.7 million and non-cash charges totaling $61.4 million primarily related to depreciation and intangible amortization, unrealized loss on derivatives, stock-based compensation, operating lease right of use asset amortization, and amortization of debt discount and issuance costs, partially offset by net unrealized foreign exchange gains and contingent consideration adjustment. The non-cash charges were partially offset by unfavorable changes in working capital of $38.5 million. This is primarily driven by an increase in accounts receivable of $15.2 million due to timing of sales and receipts from customers, accounts payable and accrued expenses used cash of $11.3 million due to timing of payments to vendors, and inventory manufactured used cash of $0.8 million. The remaining cash used in operating activities resulted from unfavorable changes in various other working capital accounts.

For the six months ended June 30, 2024, our operating activities provided cash of $86.9 million reflecting net income of $9.0 million and non-cash charges totaling $65.3 million primarily related to depreciation, intangible amortization, amortization of debt discount and issuance costs, stock-based compensation charges, deferred income taxes and operating lease right of use asset amortization. We had a decrease in inventory manufactured that provided $10.5 million, a net increase in accounts payable and accrued expenses of $3.8 million, primarily due to an increase in unearned revenue and accrued employee bonuses, and a decrease in prepaid expenses, primarily related to subscriptions and taxes, which consumed $0.5 million. The remaining cash used in operating activities resulted from unfavorable changes in various other working capital accounts.

Investing activities

Our investing activities consumed $81.9 million of cash during the six months ended June 30, 2025, which was primarily driven by the acquisition of the 908 Devices PAT Portfolio, net of cash acquired, of $69.9 million. Capital expenditures during the six months ended June 30, 2025 consumed $12.0 million, including $1.4 million of capitalized costs related to our internal-use software.

Our investing activities consumed $15.8 million of cash during the six months ended June 30, 2024, which was due to capital expenditures during 2024. Included in this amount were capitalized costs related to our internal-use software for the six months ended June 30, 2024.

Financing activities

Our financing activities consumed $15.2 million of cash for the six months ended June 30, 2025, predominantly due to $7.2 million in cash disbursed for shares withheld to cover employee income tax due upon the vesting and release of restricted stock units, partially offset by proceeds received from stock option exercises during the period of $1.5 million. In addition, we made payments of $2.6 million and $6.9 million to settle the cash portion of the contingent earnout obligations related to our acquisition of FlexBiosys in April 2023 and Avitide in September 2021, respectively.

Our financing activities consumed $14.7 million of cash for the six months ended June 30, 2024, primarily for $8.9 million in cash disbursed for shares withheld to cover employee income tax due upon the vesting and release of restricted stock units, partially offset by proceeds received from stock options exercised during the period of $1.8 million. In addition, we made payments of $2.2 million and $5.2 million to settle the cash portion of the contingent earnout obligations related to our acquisition of FlexBiosys in April 2023 and Avitide in September 2021, respectively.

Effect of exchange rate changes on cash and cash equivalents

The effect of exchange rate changes on cash during the three and six months ended June 30, 2025 is a result of using multiple currencies across the group, with the Euro and Swedish Krona being significant currencies for the group outside of the US Dollar.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, expectations and beliefs for recently-completed acquisitions, product development and sales, restructuring activities and the expected results thereof, product candidate research, development and regulatory approval, SG&A expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources, and our financing plans. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. The Company undertakes no obligation to publicly update or revise the statements in light of future developments. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with the following: the success of current and future collaborative or supply relationships; our ability to successfully grow our bioprocessing business, including as a result of acquisitions, commercialization or partnership opportunities, and our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all U.S. Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products; the risk of litigation regarding our patent and other intellectual property rights; the risk of litigation with collaborative partners; our manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers; our ability to hire and retain skilled personnel; the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition; our ability to integrate acquired businesses successfully into our business and achieve the expected benefits of the acquisitions; projections of tariff impacts; our ability to compete with larger, better financed life sciences companies; our history of losses and expectation of incurring losses; our ability to generate future revenues; our ability to successfully integrate acquired businesses; our ability to raise additional capital to fund potential acquisitions; our plans to mitigate our material weaknesses in our internal controls over financial reporting; our volatile stock price; and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the SEC including under the sections entitled “Risk Factors” in our Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to our market risk exposure during the three months ended June 30, 2025.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of June 30, 2025 of the effectiveness of the design and operation of the Company’s DCPs pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective because of the previously reported material weaknesses in our internal control over financial reporting, which are described in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of June 30, 2025, the Company has not remediated these material weaknesses. See below for a description of our remediation plan and activities.

Remediation Plan for Material Weaknesses

As previously disclosed in the Form 10-K, management is implementing remedial actions under the oversight of the Audit Committee of the Board of Directors to address the identified deficiencies.

Our remediation activities include the following with respect to revenue recognition:

•
Designing and implementing new internal controls to validate there is a complete listing of revenue contracts that have non-standard terms, which require incremental accounting analysis under ASC 606 “Revenue from contracts with Customers”;
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

We believe we are making progress toward achieving effectiveness of our internal control over financial reporting. The actions that we are taking are subject to ongoing management review and audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequently evaluated their design and effectiveness over a sufficient period of time, and management concludes, through testing, that these controls are operating effectively. We may also conclude that additional measures are required to remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Control

Except for the material weaknesses described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) Rule 10b5-1 Trading Plans

None of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10(b)5-1 trading plan or arrangement during the Company’s fiscal quarter ended June 30, 2025.

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

3.5

Certificate of Amendment to the Certificate of Incorporation of Repligen Corporation, effective May 15, 2025 (filed as Exhibit 3.1 to Repligen Corporation's Current Report on Form 8-K filed on May 15, 2025 and incorporated herein by reference).

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

REPLIGEN CORPORATION

Date: August 7, 2025	By:	/S/ OLIVIER LOEILLOT
Olivier Loeillot
Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: August 7, 2025	By:	/S/ JASON K. GARLAND
Jason K. Garland
Chief Financial Officer
(Principal financial officer)
Repligen Corporation