Form 10-Q
period 2025-09-30
REPLIGEN CORP
filed 2025-11-04
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s common stock on October 31, 2025 was 56,290,749.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$748,747	$757,355
Accounts receivable, net of reserves of $2,274 and $1,832 at September 30, 2025 and December 31, 2024, respectively	148,970	134,115
Inventories, net	160,320	142,964
Prepaid expenses and other current assets	38,448	31,607
Total current assets	1,096,485	1,066,041
Noncurrent assets:
Property, plant and equipment, net	188,927	197,738
Intangible assets, net	395,442	397,897
Goodwill	1,112,735	1,030,995
Deferred tax assets	856	749
Operating lease right of use assets	124,161	135,378
Other noncurrent assets	5,105	868
Total noncurrent assets	1,827,226	1,763,625
Total assets	$2,923,711	$2,829,666
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,426	$32,134
Operating lease liabilities	19,314	15,104
Contingent consideration	5,107	17,126
Accrued liabilities	77,289	62,423
Total current liabilities	131,136	126,787
Noncurrent liabilities:
Convertible Senior Notes due 2028, net	537,927	525,567
Deferred tax liabilities	20,135	22,775
Noncurrent operating lease liabilities	131,626	145,576
Noncurrent contingent consideration	2,478	19,662
Other noncurrent liabilities	17,322	16,581
Total noncurrent liabilities	709,488	730,161
Total liabilities	840,624	856,948
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 56,283,321 shares at September 30, 2025 and 56,091,677 shares at December 31, 2024 issued and outstanding	563	561
Additional paid-in capital	1,643,670	1,617,336
Accumulated other comprehensive loss	(4,107)	(52,533)
Retained earnings	442,961	407,354
Total stockholders’ equity	2,083,087	1,972,718
Total liabilities and stockholders’ equity	$2,923,711	$2,829,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

Condensed CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product	$188,766	$154,834	$540,232	$466,784
Royalty and other revenue	39	37	111	108
Total revenue	188,805	154,871	540,343	466,892
Costs and operating expenses:
Cost of goods sold	88,290	77,383	257,929	231,088
Research and development	14,175	9,710	41,057	31,523
Selling, general and administrative	73,663	75,610	216,145	202,894
Change in fair value of contingent consideration	(4,148)	—	(12,087)	—
Total costs and operating expenses	171,980	162,703	503,044	465,505
Income (loss) from operations	16,825	(7,832)	37,299	1,387
Other income (expenses):
Investment income	6,921	9,130	20,820	27,534
Interest expense	(5,414)	(5,122)	(16,018)	(15,269)
Amortization of debt issuance costs	(416)	(429)	(1,243)	(1,432)
Other (expenses) income, net	(804)	3,104	2,412	(647)
Other income, net	287	6,683	5,971	10,186
Income (loss) before income taxes	17,112	(1,149)	43,270	11,573
Income tax provision (benefit)	2,201	(495)	7,663	3,218
Net income (loss)	$14,911	$(654)	$35,607	$8,355
Earnings (loss) per share:
Basic	$0.27	$(0.01)	$0.63	$0.15
Diluted	$0.26	$(0.01)	$0.63	$0.15
Weighted average common shares outstanding:
Basic	56,265	56,012	56,208	55,896
Diluted	56,532	56,012	56,520	56,315

Net income (loss)	$14,911	$(654)	$35,607	$8,355
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,391)	9,822	48,426	3,185
Comprehensive income	$12,520	$9,168	$84,033	$11,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands, except share data)

	Three Months Ended September 30, 2025
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2025	56,253,009	$563	$1,634,844	$(1,716)	$428,050	$2,061,741
Net income	—	—	—	—	14,911	14,911
Exercise of stock options and vesting of stock units	37,164	—	677	—	—	677
Tax withholding on vesting of restricted stock units	(6,852)	—	(824)	—	—	(824)
Stock-based compensation expense	—	—	8,973	—	—	8,973
Translation adjustment	—	—	—	(2,391)	—	(2,391)
Balance at September 30, 2025	56,283,321	$563	$1,643,670	$(4,107)	$442,961	$2,083,087

	Three Months Ended September 30, 2024
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2024	55,902,860	$559	$1,586,447	$(44,445)	$441,877	$1,984,438
Net loss	—	—	—	—	(654)	(654)
Conversion of debt	100,942	1	(8)	—	—	(7)
Exercise of stock options and vesting of stock units	26,854	—	577	—	—	577
Tax withholding on vesting of restricted stock units	(3,931)	—	(545)	—	—	(545)
Stock-based compensation expense	—	—	23,055	—	—	23,055
Translation adjustment	—	—	—	9,822	—	9,822
Balance at September 30, 2024	56,026,725	$560	$1,609,526	$(34,623)	$441,223	$2,016,686

	Nine Months Ended September 30, 2025
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2024	56,091,677	$561	$1,617,336	$(52,533)	$407,354	$1,972,718
Net income	—	—	—	—	35,607	35,607
Exercise of stock options and vesting of stock units	186,437	1	2,140	—	—	2,141
Tax withholding on vesting of restricted stock units	(53,245)	—	(7,994)	—	—	(7,994)
Issuance of common stock pursuant to contingent consideration earnout payments	58,452	1	7,567	—	—	7,568
Stock-based compensation expense	—	—	24,621	—	—	24,621
Translation adjustment	—	—	—	48,426	—	48,426
Balance at September 30, 2025	56,283,321	$563	$1,643,670	$(4,107)	$442,961	$2,083,087

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

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows for operating activities
Net income	$35,607	$8,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,794	51,306
Amortization of debt discount and issuance costs	12,360	11,628
Inventory step-up amortization	1,069	—
Stock-based compensation	24,621	41,711
Deferred income taxes, net	(5,784)	(4,163)
Change in fair value of contingent consideration	(12,087)	—
Net unrealized foreign exchange gain	(12,443)	—
Operating lease right of use asset amortization	13,570	12,749
Other adjustments and non-cash items	2,532	107
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(7,302)	(4,631)
Inventories	(5,346)	20,131
Prepaid expenses and other current assets	(5,494)	(2,609)
Other noncurrent assets	(1,727)	484
Accounts payable	(5,083)	1,780
Accrued liabilities	9,629	5,360
Operating lease liabilities	(12,096)	(5,849)
Noncurrent liabilities	893	(141)
Total cash provided by operating activities	91,713	136,218
Cash flows from investing activities
Acquisitions, net of cash acquired	(69,954)	—
Additions to capitalized software costs	(2,055)	(2,774)
Purchases of property, plant and equipment	(15,366)	(20,137)
Sale of property, plant and equipment	42	1,290
Other investing activities	(2,397)	—
Total cash used in investing activities	(89,730)	(21,621)
Cash flows from financing activities
Proceeds from exercise of stock options	2,142	2,366
Payment of tax withholding obligation on vesting of restricted stock	(7,994)	(9,403)
Repayment of Convertible Senior Notes	—	(69,939)
Payment of earnout consideration	(9,548)	(7,375)
Total cash used in financing activities	(15,400)	(84,351)
Effect of exchange rate changes on cash and cash equivalents	4,809	2,395
Net (decrease) increase in cash and cash equivalents	(8,608)	32,641
Cash and cash equivalents, beginning of period	757,355	751,323
Cash and cash equivalents, end of period	$748,747	$783,964

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$4,044	$24,087
Fair value of shares of common stock issued for contingent consideration earnouts	$7,568	$5,742

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The business and economic uncertainty resulting from global geopolitical conflicts, supply chain challenges, foreign currency fluctuations and cost pressures on customers' purchasing patterns has made such estimates more difficult to calculate. Accordingly, actual results could differ from those estimates.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments necessary for a fair presentation of its financial position as of September 30, 2025, its results of operations for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

During the three and nine months ended September 30, 2025, the Company made no material changes in the application of its significant accounting policies that were disclosed within Note 2, “Summary of Significant Accounting Policies” included in Part II, Item 8, “Financial Statements and Supplementary Data” to the Company's Form 10-K.

Business Combinations

Total consideration transferred for acquisitions is allocated to the tangible and intangible assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets and deferred revenue. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of comprehensive income. The fair value of contingent consideration includes estimates and judgments made by management regarding the probability that future contingent payments will be made and the extent of royalties to be earned in excess of the defined minimum royalties. Management updates these estimates and the related fair value of contingent consideration at each reporting period. These changes in the fair value of contingent consideration are recorded to contingent consideration in the Company’s condensed consolidated statements of comprehensive income.

The Company typically uses the income approach to determine the fair value of certain identifiable intangible assets including customer relationships and developed technology. This approach determines fair value by estimating after-tax cash flows attributable to these assets over their respective useful lives and then discounting these after-tax cash flows back to a present value. The Company bases its assumptions on estimates of future cash flows, expected growth rates, expected trends in technology, etc. Discount rates used to arrive at a present value as of the date of acquisition are based on the time value of money and certain industry-specific risk factors. The Company believes the estimated purchased customer relationships, developed technologies, trademark/tradename and other intangible assets identified in its acquisitions represent the fair value at the date of acquisition, and do not exceed the amount a third-party would pay for such assets.

Recent Accounting Guidance

The Company considers the applicability and impact of all Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) and other recently issued guidance or rule decisions on their condensed consolidated financial statements. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s condensed consolidated financial position or results of operations.

Recently Issued Accounting Guidance – Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure of specific expense categories in the notes to the financial statements. This includes: (i) amounts of purchased inventory, employee compensation, depreciation, amortization and other related costs and expenses; (ii) an explanation of costs and expenses that are not disaggregated on a quantitative basis; and (iii) the definition and total amount of selling expenses. The amendment is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted, and interim reporting periods beginning after December 15, 2027. The amendment should be applied prospectively to financial reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendment is effective for annual reporting periods beginning after December 15, 2024. The Company will apply the amendment on a prospective basis. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its condensed consolidated financial statements and related disclosures.

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Cash and cash equivalents:
Cash	$69,787	$—	$—	$69,787
Money market accounts	678,960	—	—	678,960
Total assets	$748,747	$—	$—	$748,747
Liabilities:
Contingent consideration	$—	$—	$5,107	$5,107
Noncurrent contingent consideration	—	—	2,478	2,478
Total liabilities	$—	$—	$7,585	$7,585

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Cash and cash equivalents:
Cash	$70,102	$—	$—	$70,102
Money market accounts	687,253	—	—	687,253
Foreign exchange forward contracts	—	287	—	287
Total assets	$757,355	$287	$—	$757,642
Liabilities:
Contingent consideration	$—	$17,126	$—	$17,126
Noncurrent contingent consideration	—	—	19,662	19,662
Total liabilities	$—	$17,126	$19,662	$36,788

Contingent Consideration – Earnouts

As of September 30, 2025, the maximum amount of future contingent consideration (undiscounted) that the Company could be required to pay in connection with each of its completed acquisitions is $54.5 million over a three-year period for Tantti Laboratory Inc. (“Tantti”), which was acquired in December 2024.

A reconciliation of the change in the fair value of contingent consideration – earnouts is included in the following table (amounts in thousands):

Balance at December 31, 2024	$36,788
Decrease in fair value of contingent consideration earnouts	(12,087)
Earnout payment - equity element	(7,568)
Earnout payment - cash element	(9,548)
Balance at September 30, 2025	$7,585

The recurring Level 3 fair value measurement of our contingent consideration obligations for Tantti include the following significant unobservable inputs (amounts in thousands, except percent data):

Contingent Consideration Earnout	Fair Value as of September 30, 2025	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Commercialization-based payments		Probability-weighted present value	Probability of Success	0% - 100%	83%
	$3,698		Earnout Discount Rate	4.7% - 4.9%	4.8%
Revenue and Volume- based payments		Monte Carlo Simulation	Volatility	34.5%	34.5%
			Revenue & Volume Discount Rate	16.1%	16.1%
	$1,200		Earnout Discount Rate	4.7% - 5.2%	5.0%
Manufacturing line expansions		Probability-weighted present value	Probability of Success	0% - 100%	100%
	$2,687		Earnout Discount Rate	4.7% - 4.9%	4.7%

(1)
Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

The fair value of the contingent consideration liability is valued using the inputs noted in the table above. During the three and nine months ended September 30, 2025, the Company adjusted its revenue targets for Tantti based on revised forecasts. Accordingly, during the three and nine months ended September 30, 2025, the Company recognized a gain of $4.1 million and $12.1 million, respectively, related to the change in fair value of contingent consideration. Changes in the projected performance of the acquired business could result in a higher or lower contingent consideration obligation in the future.

Fair Value of Other Financial Instruments

The fair value of outstanding foreign exchange forward contracts are valued using quoted forward foreign exchange prices at the reporting date. See Note 3, “Derivative Instruments”, for additional information.

Convertible Senior Notes

At September 30, 2025 and December 31, 2024, the fair value of the Company’s 1.00% Convertible Senior Notes due 2028 (the “2023 Notes”) was $598.8 million and $546.1 million, respectively. The fair value of the 2023 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2023 Notes as of September 30, 2025 and December 31, 2024. See Note 9, “Convertible Senior Notes”, for additional information.

Fair Value Measured on a Nonrecurring Basis

During the three and nine months ended September 30, 2025, there were no re-measurements to the fair value of financial assets and liabilities that are measured at fair value on a nonrecurring basis.

3.
Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the United States (“U.S.”) dollar to Swedish krona (SEK) exchange rates. The Company does not apply hedge accounting to these contracts because these derivative instruments are not qualified as accounting hedges; therefore the changes in fair value are recorded in the condensed consolidated statements of comprehensive income. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

There were no outstanding contracts at September 30, 2025. The notional amounts of the outstanding contracts at December 31, 2024 were as follows (amounts in thousands):

Settlement	U.S. Dollar Amount	SEK Amount
May 2025	$26,481	289,967
September 2025	62,550	679,418
	$89,031	969,385

The fair value of outstanding derivative instruments recorded in the accompanying condensed consolidated balance sheets were as follows:

		December 31, 2024
Derivatives not designated or not qualifying as hedging instruments	Balance Sheet Location	(Amounts in thousands)
Foreign exchange forward contracts	Prepaid expenses and other current assets	$287

The effects of derivative instruments on the condensed consolidated statements of comprehensive income were as follows:

		Three Months Ended	Nine Months Ended
		September 30, 2025
Derivatives not designated or not qualifying as hedging instruments	Location of loss recognized on derivatives	(Amounts in thousands)
Foreign exchange forward contracts	Other (expenses) income, net	$(358)	$(9,067)

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

Consideration Transferred

The Company accounted for the 908 Devices PAT Portfolio acquisition as a purchase of a business under Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Under the securities and asset purchase agreement, the PAT portfolio and associated net assets were acquired for cash consideration of $69.9 million, subject to a working capital adjustment to be finalized in a future period. Under the acquisition method of accounting, the assets acquired and liabilities assumed were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company. The provisional fair value of the net tangible assets acquired is estimated to be $6.2 million, the provisional fair value of intangible assets acquired is estimated to be $13.6 million and the residual provisional goodwill is estimated to be $50.1 million. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which such costs are incurred. The Company has incurred $10.5 million of transaction and integration costs associated with the 908 Devices PAT Portfolio acquisition from the date of acquisition to September 30, 2025, of which $2.1 million and $10.5 million were incurred during the three and nine months ended September 30, 2025, respectively. The transaction and integration costs are included in operating expenses in the condensed consolidated statements of comprehensive income.

Fair Value of Net Assets Acquired

The preliminary purchase price allocation is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. As of September 30, 2025, the purchase accounting for this acquisition has not been finalized and has been recorded on a provisional basis. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. The Company expects to finalize this determination during or before the quarter ending March 31, 2026. Amounts recorded on a provisional basis include but are not limited to intangible assets, working capital accounts including inventories, deferred tax accounts, deferred revenues, lease assets and goodwill.

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

There were no significant changes to the preliminary purchase price allocation during the three and nine months ended September 30, 2025.

Acquired Goodwill

The provisional goodwill of $50.1 million represents future economic benefits expected to arise from anticipated synergies from the integration of the PAT Portfolio into the Company. These synergies include operating efficiencies and strategic benefits projected to be achieved as a result of the 908 Devices PAT Portfolio acquisition. Goodwill is calculated based on the acquired assets in the United States and Germany. Goodwill related to the United States of $39.2 million is deductible for income tax purposes. The goodwill of $10.9 million related to Germany is expected to be nondeductible for income tax purposes.

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
		$13,610

2024 Acquisition

Tantti Laboratory Inc.

On December 2, 2024, the Company's subsidiary, Repligen Sweden AB, acquired Tantti from the former shareholders of Tantti (“Tantti Seller”) pursuant to a share swap agreement, dated as of July 27, 2024 (such acquisition, the “Tantti Acquisition” and such agreement, the “Share Swap Agreement”), by and among Repligen Sweden AB, the Tantti Seller and the Company, in its capacity as guarantor of the obligations of Repligen Sweden AB under the share purchase agreement (the “Share Purchase Agreement”).

Tantti, headquartered in Taoyuan City, Taiwan, has developed a unique portfolio of macroporous chromatography beads to optimize the purification of new modalities including viral vectors, viruses, nucleic acids and other large molecule biologics. The addition of Tantti further strengthens our portfolio in the new modality space.

Consideration Transferred

The Company accounted for the Tantti Acquisition as a purchase of a business under ASC 805, “Business Combinations.” Under the Share Swap Agreement, all outstanding equity interests of Tantti were acquired for consideration with a value totaling $75.1 million. The Tantti Acquisition was funded through payment of $55.4 million in cash and contingent consideration with an estimated fair value of $19.7 million as of the acquisition date. Under the acquisition method of accounting, the assets acquired and liabilities assumed were recorded as of the acquisition date, at their respective fair values and consolidated with those of the

Company. The provisional fair value of the net tangible liabilities acquired is estimated to be $0.8 million, the provisional fair value of the intangible assets acquired is estimated to be $28.9 million and the residual provisional goodwill is estimated to be $46.9 million. Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company incurred $4.2 million of transaction and integration costs associated with the Tantti Acquisition from the date of acquisition to September 30, 2025, of which $0.8 million and $2.6 million were incurred during the three and nine months ended September 30, 2025, respectively. The transaction costs are included in operating expenses in the condensed consolidated statements of comprehensive income.

Fair Value of Net Assets Acquired

The preliminary purchase price allocation is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. As of September 30, 2025, the purchase accounting for this acquisition has not been finalized and has been recorded on a provisional basis. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. The Company expects to finalize this determination during or before the quarter ending December 31, 2025. The components and estimated allocation of the purchase price consist of the following (amounts in thousands):

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

There were no significant changes to the preliminary purchase price allocation during the three and nine months ended September 30, 2025.

Acquired Goodwill

The provisional goodwill of $46.9 million represents future economic benefits expected to arise from anticipated synergies from the integration of Tantti into the Company. These synergies include operating efficiencies and strategic benefits projected to be achieved as a result of the Tantti Acquisition. Substantially all of the goodwill recorded is expected to be nondeductible for income tax purposes.

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

The Company recorded pre-tax restructuring charges of $4.1 million for the nine months ended September 30, 2025, and pre-tax charges of $2.9 million and $5.3 million for the three and nine months ended September 30, 2024, respectively, related to the Restructuring Plan. The Restructuring Plan was completed during the second quarter of 2025. The Company does not expect to incur further significant charges related to the Restructuring Plan. As of September 30, 2025, the total pre-tax restructuring activity incurred related to the Restructuring Plan and other inventory-related charges is $83.3 million, of which $59.7 million related to other inventory-related charges. For more information, see Note 6, “Restructuring Activities and Other Inventory-Related Charges” included in Part II, Item 8, “Financial Statements and Supplementary Data” to the Company's Form 10-K.

The following tables summarize the charges related to restructuring activities by type of cost for the periods presented on the Company’s condensed consolidated statements of comprehensive income:

	Nine Months Ended September 30, 2025
	Severance and Employee-Related Costs	Facility and Other Exit Costs	Total
	(Amounts in thousands)
Cost of goods sold	$217	$2,250	$2,467
Research and development	(69)	867	798
Selling, general and administrative	49	821	870
	$197	$3,938	$4,135

	Three Months Ended September 30, 2024
	Severance and Employee-Related Costs	Facility and Other Exit Costs	Total
	(Amounts in thousands)
Cost of goods sold	$23	$1,461	$1,484
Selling, general and administrative	631	1,037	1,668
Other (expenses) income, net	—	(234)	(234)
	$654	$2,264	$2,918

	Nine Months Ended September 30, 2024
	Severance and Employee-Related Costs	Accelerated Depreciation	Facility and Other Exit Costs	Total
	(Amounts in thousands)
Cost of goods sold	$876	$19	$1,661	$2,556
Research and development	449	—	—	449
Selling, general and administrative	1,486	—	1,054	2,540
Other (expenses) income, net	—	—	(234)	(234)
	$2,811	$19	$2,481	$5,311

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

As of September 30, 2025, there was no restructuring liability remaining in the condensed consolidated balance sheets. Activity related to the Restructuring Plan for the nine months ended September 30, 2025 was as follows:

	Restructuring Liability December 31, 2024	Restructuring Costs	Amounts Paid in 2025	Non-cash Restructuring Items	Restructuring Liability September 30, 2025
	(Amounts in thousands)
Severance & employee-related costs	$516	$197	$(395)	$(318)	$—
Facility and other exit costs	—	3,938	(505)	(3,433)	—
Total	$516	$4,135	$(900)	$(3,751)	$—

6.
Revenue Recognition

Disaggregation of Revenue

Revenues for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Amounts in thousands)
Product revenue	$188,766	$154,834	$540,232	$466,784
Royalty and other revenue	39	37	111	108
Total revenue	$188,805	$154,871	$540,343	$466,892

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

Disaggregated revenue from contracts with customers by geographic region and revenue from significant customers can be found in Note 15, “Segment Reporting.” For more information regarding product revenue, see Note 8, “Revenue Recognition” included in Part II, Item 8, “Financial Statements and Supplementary Data” to the Company's Form 10-K.

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
	(Amounts in thousands)
Balances from contracts with customers only:
Accounts receivable	$148,970	$134,115
Deferred revenue (included in accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheets)	$16,387	$13,597

During the nine months ended September 30, 2025, the Company recognized $9.9 million of revenue that was deferred and included within accrued liabilities and other noncurrent current liabilities as of December 31, 2024. During the nine months ended September 30, 2024, the Company recognized $15.4 million of revenue that was deferred and included within accrued liabilities and other noncurrent current liabilities as of December 31, 2023.

The timing of revenue recognition, billings and cash collections results in the accounts receivable and deferred revenue balances on the Company’s condensed consolidated balance sheets.

7.
Goodwill and Intangible Assets

Goodwill

The following table represents the change in the carrying value of goodwill for the nine months ended September 30, 2025 (amounts in thousands):

Balance at December 31, 2024	$1,030,995
Acquisition of 908 Devices PAT Portfolio	50,057
Measurement period adjustment - Tantti Laboratory Inc.	(162)
Cumulative translation adjustment	31,845
Balance at September 30, 2025	$1,112,735

The Company’s annual impairment analysis of goodwill was performed as of October 1, 2025. The qualitative assessment of the Company’s one reporting unit indicated there were no indications of impairment and it was not more likely than not that its fair value was less than its carrying amount.

Intangible assets

Indefinite-lived intangible assets are reviewed for impairment at least annually. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. There has been no impairment of the Company’s intangible assets for the periods presented.

Intangible assets, net, consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology – developed	$301,650	$(76,826)	$224,824	15
Customer relationships	277,276	(115,577)	161,699	15
Trademarks	10,539	(2,783)	7,756	18
Other intangibles	4,006	(3,543)	463	3
Total finite-lived intangible assets	593,471	(198,729)	394,742	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$594,171	$(198,729)	$395,442

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology – developed	$283,380	$(60,272)	$223,108	16
Customer relationships	267,599	(100,646)	166,953	15
Trademarks	8,641	(2,283)	6,358	19
Other intangibles	3,812	(3,034)	778	3
Total finite-lived intangible assets	563,432	(166,235)	397,197	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$564,132	$(166,235)	$397,897

Amortization expense for finite-lived intangible assets was $9.9 million and $8.6 million for each of the three months ended September 30, 2025 and 2024, respectively, and $29.3 million and $26.0 million for each of the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company expects to record the following amortization expense in future periods:

Amounts in thousands

For the Years Ended December 31,
2025 (remaining three months)	$9,864
2026	39,394
2027	39,358
2028	39,324
2029	39,214
2030 and thereafter	227,588
Total	$394,742

8.
Condensed Consolidated Balance Sheets Detail

Inventories, net

Inventories, net consists of the following:

	September 30,	December 31,
	2025	2024
	(Amounts in thousands)
Raw materials	$79,312	$82,208
Work-in-process	8,838	4,542
Finished products	72,170	56,214
Total inventories, net	$160,320	$142,964

Property, plant and equipment, net

Property, plant and equipment, net consists of the following:

	September 30,	December 31,
	2025	2024
	(Amounts in thousands)
Land	$908	$824
Buildings	763	675
Leasehold improvements	150,168	145,256
Equipment	144,300	130,413
Furniture, fixtures and office equipment	11,315	9,999
Computer hardware and software	49,359	44,323
Construction in progress	25,149	28,211
Other	549	504
Total property, plant and equipment	382,511	360,205
Less - Accumulated depreciation	(193,584)	(162,467)
Total property, plant and equipment, net	$188,927	$197,738

Accrued liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2025	2024
	(Amounts in thousands)
Employee compensation	$36,039	$32,163
Deferred revenue	15,681	13,243
Income taxes payable	2,852	1,423
Other	22,717	15,594
Total accrued liabilities	$77,289	$62,423

9.
Convertible Senior Notes

The carrying value of the Company's Convertible Senior Notes is as follows:

	September 30, 2025	December 31, 2024
	(Amounts in thousands)
1.00% Convertible Senior Notes due 2028:
Principal amount	$600,000	$600,000
Unamortized debt discount	(56,595)	(67,712)
Unamortized debt issuance costs	(5,478)	(6,721)
Carrying amount - Convertible Senior Notes due 2028, net	$537,927	$525,567

1.00% Convertible Senior Notes due 2028

On December 14, 2023, the Company issued $600.0 million aggregate principal amount of its 2023 Notes pursuant to the Exchange and Subscription Agreements with a limited number of holders of the 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”) and certain other qualified institutional buyers pursuant to Rule 144A under the Securities Act. Pursuant to the Exchange and Subscription Agreements, the Company exchanged $217.7 million of its 2019 Notes, which were cancelled upon exchange, for $309.9 million aggregate principal amount of the 2023 Notes (the “Exchange Transaction”) and issued $290.1 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the “Subscription Transactions”) for $290.1 million in cash.

The Company evaluated the Exchange Transaction and determined approximately $29.6 million of the $217.7 million principal of the exchanged 2019 Notes should be accounted for as extinguishment of debt and approximately $188.1 million should be accounted for as modification of debt. As a result, the Company recognized a $12.7 million loss on extinguishment of debt in its consolidated statements of comprehensive income for the year ended December 31, 2023, inclusive of $0.1 million of unamortized debt issuance costs. Under debt modification accounting, the carrying amount of the modified 2019 Notes was reduced by $2.8 million, with a corresponding increase to additional paid-in capital, to account for the increase in the fair value of the embedded conversion option, representing a debt discount of the modified 2019 Notes. The aggregate debt discount of $56.6 million as of September 30, 2025 is comprised of a $54.8 million increase in principal of the modified 2019 Notes and a $1.8 million increase in the fair value of the embedded conversion option. The aggregate debt discount of $67.7 million as of December 31, 2024, is comprised of $65.5 million increase in principal of the modified 2019 Notes and a $2.2 million increase in the fair value of the embedded conversion option. These amounts are presented in their respective periods as a direct reduction from the carrying value of the convertible debt in our condensed consolidated balance sheets. This amount is being accreted into interest expense in the condensed consolidated statements of comprehensive income using the effective interest method over the term of the 2023 Notes.

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

The Company used $14.4 million of the proceeds from the Subscription Transactions to repurchase shares of its common stock from certain purchasers of the 2023 Notes. For more information regarding this repurchase, see Note 13, “Stockholders’ Equity - Share Repurchases” included in Part II, Item 8, “Financial Statements and Supplementary Data,” to the Company's Form 10-K. The Company also used a portion of the proceeds to finance in part, the settlement upon redemption of the remaining 2019 Notes at maturity. The remainder of the proceeds were used for working capital.

The 2023 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 1.00% per year and have an effective interest rate of 4.39%. Interest is payable semi-annually in arrears on each of June 15 and December 15, which commenced on June 15, 2024. The 2023 Notes will mature on December 15, 2028, unless earlier redeemed, repurchased or converted. During the third quarter of 2025, the closing price of the Company’s common stock did not exceed 130% of the conversion price of the 2023 Notes for more than 20 trading days of the last 30 consecutive trading of the quarter. As a result, the 2023 Notes are not convertible at the option of the holders of the 2023 Notes during the fourth quarter of 2025, the quarter immediately following the quarter when the conditions are met, as stated in the indenture governing the 2023 Notes. Because the 2023 Notes were not convertible as of September 30, 2025, the Company continues to classify the carrying value of the 2023 Notes of $537.9 million as noncurrent liabilities on the Company’s condensed consolidated balance sheet at September 30, 2025.

The initial conversion rate for the 2023 Notes is 4.9247 shares of the Company’s common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of $203.06 per share and represents a 30% premium over the last reported sale price of $156.20 per share on December 6, 2023, the date on which the 2023 Notes were priced. Prior to the close of business on the business day immediately preceding September 15, 2028, the 2023 Notes will be convertible at the option of the holders of 2023 Notes only upon the satisfaction of the specified conditions mentioned above into cash up to their principal amount, and into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, for the conversion value above the principal amount, if any. Thereafter until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2023 Notes will be convertible at the option of the holders of 2023 Notes at any time regardless of these conditions. The Company may redeem for cash, all or a portion of the 2023 Notes, at its option, on or after December 18, 2026 and prior to the 21st scheduled trading day immediately preceding the maturity date at a redemption price of 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, if certain conditions are met in accordance with the indenture governing the 2023 Notes. For more information on the 2023 Notes, see Note 15, “Convertible Senior Notes” included in Part II, Item 8, “Financial Statements and Supplementary Data” to the Company's Form 10-K.

The following table sets forth total interest expense recognized related to the 2019 and 2023 Notes for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Amounts in thousands)
Contractual interest expense - 2023 Notes	$1,500	$1,500	$4,500	$4,500
Amortization of debt discount - 2023 Notes	3,786	3,473	11,117	10,197
Amortization of debt issuance costs - 2023 Notes	416	410	1,243	1,190
Contractual interest expense - 2019 Notes	—	11	—	141
Amortization of debt issuance costs - 2019 Notes	—	19	—	243
Total	$5,702	$5,413	$16,860	$16,271

10.
Stockholders’ Equity

Stock Option and Incentive Plans

Under the Company’s current 2018 Stock Option and Incentive Plan (the “2018 Plan”), the number of shares of the Company’s common stock that were reserved and available for issuance was 2,778,000, plus the number of shares of common stock that were available for issuance under the Company’s previous equity plans. The shares of common stock underlying any awards under the 2018 Plan and previous equity plans (together, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At September 30, 2025, 1,187,708 shares were available for future grants under the 2018 Plan.

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

Under the terms of the Transition Agreement and the award agreements governing Mr. Hunt’s outstanding equity awards, Mr. Hunt’s unvested stock awards will continue to vest in accordance with their original terms. Furthermore, on June 28, 2024, the Company entered into an amendment (the “2024 Award Amendment”) to the equity awards granted to Mr. Hunt in 2024, which consisted of a stock option, restricted stock units (“RSUs”) and performance stock units (“PSUs” and together with the RSUs, the “2024 Grants”). Pursuant to the terms of the 2024 Award Amendment, two-thirds of the 2024 Grants were forfeited, which equates to 32,776 shares of the Company’s common stock.

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

See Note 5, “Acquisitions”, included in Part II, Item 8, “Financial Statements and Supplementary Data” to the Company's Form 10-K for additional information on the acquisitions of Avitide and FlexBiosys and the contingent consideration. The shares issued to FlexBiosys represent 20% of the earnout consideration earned in the First Earnout Year (as defined in the FlexBiosys Agreement) and the shares issued to Avitide represents 50% of the earnout consideration earned in the Second Earnout Year (as defined in the Avitide Agreement).

Stock-Based Compensation

The following table presents stock-based compensation expense in the Company’s condensed consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Amounts in thousands)
Cost of goods sold	$612	$396	$1,778	$1,498
Research and development	1,657	887	4,167	2,335
Selling, general and administrative(1)	6,704	21,772	18,676	37,878
Total stock-based compensation	$8,973	$23,055	$24,621	$41,711
(1)
Selling, general and administrative stock-based compensation for the three and nine months ended September 30, 2024 includes $17.4 million and $22.4 million, respectively, of expense related to the Equity Modification discussed above.

Stock Options

Information regarding option activity for the nine months ended September 30, 2025 under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2024	596,206	$98.64
Granted	61,277	140.60
Exercised	(46,756)	45.81
Forfeited/expired/cancelled	(8,279)	191.69
Options outstanding at September 30, 2025	602,448	$105.73
Options exercisable at September 30, 2025	391,694	$97.77
Vested and expected to vest at September 30, 2025(1)	596,708	$105.26	5.23	$27,602
(1)
Represents the number of vested options as of September 30, 2025 plus the number of unvested options expected to vest as of September 30, 2025 based on the unvested outstanding options at September 30, 2025 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on September 30, 2025. The aggregate intrinsic value of stock options exercised was $4.3 million and $4.7 million during the nine months ended September 30, 2025 and 2024, respectively.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $72.94 and $89.09, respectively.

Stock Units

The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant. The Company recognizes expense on awards with service-based vesting over the employee’s requisite service period on a straight-line basis. The Company recognizes expense on performance-based awards over the vesting period based on the probability that the performance metrics will be achieved. Information regarding stock unit activity, which includes activity for restricted stock units and performance stock units, for the nine months ended September 30, 2025 under the Plans is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	470,612	$162.33
Awarded	281,410	144.23
Vested	(139,681)	161.11
Forfeited/cancelled	(41,961)	172.55
Unvested at September 30, 2025	570,380	$154.31
Vested and expected to vest at September 30, 2025(1)	517,900	$153.60
(1)
Represents the number of vested stock units as of September 30, 2025 plus the number of unvested stock units expected to vest as of September 30, 2025 based on the unvested outstanding stock units at September 30, 2025 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value of stock units vested during the nine months ended September 30, 2025 and 2024 was $20.8 million and $25.1 million, respectively.

The weighted average grant date fair value of stock units granted during the nine months ended September 30, 2025 and 2024 was $144.23 and $180.02, respectively.

As of September 30, 2025, there was $72.0 million of total unrecognized compensation cost related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.78 years.

11.
Commitments and Contingencies

Collaboration Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements that require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. Research and development expenses associated with license agreements were immaterial amounts for the three and nine months ended September 30, 2025 and 2024.

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

12.
Income Taxes

For the three and nine months ended September 30, 2025, the Company recorded income tax provisions of $2.2 million and $7.7 million, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2025 was 12.9% and 17.7%, respectively, compared to 43.0% and 27.8% for the corresponding periods in the prior year. The difference in effective tax rates between the periods was primarily due to nontaxable contingent consideration and lower nondeductible stock-based compensation offset by lower stock windfall tax benefits.

On July 4, 2025, the United States enacted into law new tax legislation, the One Big Beautiful Bill Act (“OBBBA”), which contains several provisions modifying the corporate income tax code such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, updates to the international tax framework and the reinstatement of certain business related provisions. The legislation has multiple effective dates, with provisions taking effect from 2025 through 2027. The Company does not expect the OBBBA to have a material impact on its consolidated financial statements or results of operations.

13.
Earnings (Loss) Per Share

The Company reports earnings or loss per share in accordance with ASC 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings or loss per share. Basic earnings or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per share is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. Potential common share equivalents consist of restricted stock awards (including performance stock units) and the incremental common shares issuable upon the exercise of stock options and stock issuable upon conversion of convertible debt securities. The dilutive effects of restricted stock awards and stock options are reflected in diluted earnings or loss per share by application of the treasury stock method. The dilutive effect of shares issuable upon conversion of the convertible debt securities are included in the calculation of diluted earnings or loss per share under the if-converted method.

In periods where the Company is in a net loss position, diluted loss per share is the same as basic loss per share, as the effects of common stock equivalents outstanding and shares issuable upon conversion of convertible debt securities are antidilutive and therefore excluded from the calculation of diluted loss per share.

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Amounts in thousands, except per share data)
Numerator:
Net income (loss)	$14,911	$(654)	$35,607	$8,355

Denominator:
Weighted average shares used in computing net income (loss) per share – basic	56,265	56,012	56,208	55,896
Effect of dilutive shares:
Options and stock units	267	—	312	419
Dilutive potential common shares	267	—	312	419
Denominator for diluted earnings (loss) per share - adjusted weighted average shares used in computing earnings (loss) per share - diluted	56,532	56,012	56,520	56,315

Earnings (loss) per share:
Basic	$0.27	$(0.01)	$0.63	$0.15
Diluted	$0.26	$(0.01)	$0.63	$0.15

For the three and nine months ended September 30, 2025, 652,930 shares and 610,880 shares, respectively, of the Company’s common stock were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Comparatively, for the three and nine months ended September 30, 2024, 491,206 shares and 404,989 shares, respectively were excluded because their inclusion would have been anti-dilutive.

14.
Related Party Transactions

Certain facilities leased by our subsidiary, Spectrum LifeSciences LLC (“Spectrum”) are owned by the Roy Eddleman Living Trust (the “Trust”). As of September 30, 2025, the Trust is considered a related party to the Company based on the level of ownership during the reporting period. The lease payments to the Trust were negotiated in connection with the acquisition of Spectrum. The Company incurred rent expense totaling $0.2 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and incurred $0.5 million for the nine months ended September 30, 2025 and 2024, related to the leases.

15.
Segment Reporting

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the Chief Operating Decision Maker (the “CODM”) in deciding how to allocate resources and assess performance. The Company’s CEO has been identified as the CODM.

The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. Net income or net loss as reported on the condensed consolidated statements of comprehensive income is the measure of segment profit or loss used by the CODM in allocating resources and assessing performance. Total assets for the operating segment is the amount presented on the condensed consolidated balance sheets.

The following table represents the Company’s total revenue by customers’ geographic locations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue by customers' geographic locations:
North America	51%	51%	50%	50%
Europe	30%	33%	33%	35%
APAC/Other	19%	16%	17%	15%
Total revenue	100%	100%	100%	100%

The following table presents the Company’s significant segment expenses which are regularly provided to the CODM for the single reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Amounts in thousands)
Total revenue	$188,805	$154,871	$540,343	$466,892
Costs and operating expenses:
Cost of goods sold	88,290	77,383	257,929	231,088
Research and development	14,175	9,710	41,057	31,523
Sales and marketing	26,873	20,656	77,495	68,868
General and administrative	42,642	54,954	126,563	134,026
Total costs and operating expenses	171,980	162,703	503,044	465,505
Other income, net	287	6,683	5,971	10,186
Income tax provision (benefit)	2,201	(495)	7,663	3,218
Net income (loss)	$14,911	$(654)	$35,607	$8,355

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities, accounts receivable, and foreign exchange forward contracts. Per the Company’s investment policy, cash equivalents and marketable securities are invested in financial instruments with high credit ratings. Additionally, the policy limits the credit exposure to any one issuer (with the exception of U.S. treasury obligations) and the types of instruments held. As of September 30, 2025 and December 31, 2024, the Company had no investments associated with foreign exchange contracts or options contracts. The Company uses derivative financial instruments to manage exposure to foreign exchange risk on certain repayable intercompany loans with foreign subsidiaries, specifically foreign exchange forward contracts. No such instruments are outstanding as of September 30, 2025.

Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. While a reserve for the potential write-off of accounts receivable is maintained, the Company has not written off any significant accounts to date. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

No customers represented 10% or more of the Company's total revenue for each of the three and nine months ended September 30, 2025 and 2024.

No customers represented 10% or more of the Company's total trade accounts receivable at September 30, 2025 and December 31, 2024.

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

As the overall market for biologics continues to grow and expand, our customers – primarily large biopharmaceutical companies and contract development and manufacturing organizations and other life sciences companies (integrators) – face critical production cost, capacity, quality and time pressures. Built to address these concerns, our products help set new standards for the way biologics are manufactured. We are committed to inspiring advances in bioprocessing as a trusted partner in the production of critical biologic drugs – including monoclonal antibodies, recombinant proteins, vaccines and cell and gene therapies – that are improving human health worldwide. Our technologies are being implemented to overcome challenges in processing plasmid DNA (a starting material for the production of mRNA) and gene delivery vectors such as lentivirus and adeno-associated viral vectors. For more information regarding our business, products and acquisitions, see Part I, Item 1, “Business”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on March 14, 2025 (“Form 10-K”).

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

Macroeconomic Trends

As a result of our global presence, a significant portion of our revenue and expenses is denominated in currencies other than the United States (“U.S.”) dollar. We are therefore subject to non-U.S. exchange exposure. Exchange rates can be volatile and a substantial weakening or strengthening of foreign currencies against the U.S. dollar could increase or reduce our revenue and gross profit margin and impact the comparability of results from period to period.

We have experienced, and expect to continue to experience, cost inflation, primarily in raw materials and other supply chain costs, as a result of global macroeconomic trends, including global geopolitical conflicts and labor shortages. Actions taken to mitigate supply chain disruptions and inflation, including price increases and productivity improvements, have generally been successful in offsetting the impact of these trends. We continue to monitor the effects of tariffs implemented by the Trump administration and the potential imposition of modified or additional tariffs.

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

2024 Acquisition

Acquisition of Tantti Laboratory Inc.

On December 2, 2024, the Company's subsidiary, Repligen Sweden AB acquired Tantti Laboratory Inc. (“Tantti”) from the former shareholders of Tantti (“Tantti Seller”) pursuant to a share swap agreement, dated as of July 27, 2024 (such acquisition, the “Tantti Acquisition”), by and among Repligen Sweden AB, the Tantti Seller and the Company, in its capacity as guarantor of the obligations of Repligen Sweden AB under the Share Purchase Agreement.

Tantti, headquartered in Taoyuan City, Taiwan, has developed a unique portfolio of macroporous chromatography beads to optimize the purification of new modalities including viral vectors, viruses, nucleic acids and other large molecule biologics. The addition of Tantti further strengthens our portfolio in the new modality space.

Critical Accounting Policies and Estimates

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There have been no material changes to our critical accounting policies since December 31, 2024. For a description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to Note 2, “Summary of Significant Accounting Policies” included in Part II, Item 8, “Financial Statements and Supplementary Data” to the Company's Form 10-K.

Recent Accounting Pronouncements

For information about recent accounting pronouncements, refer to Note 1, “Summary of Significant Accounting Policies”, included in Part I, Item 1, “Financial Statements”, in this Quarterly Report on Form 10-Q.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes thereto. All dollar and percentage changes made herein refer to the three and nine months ended September 30, 2025, compared with the three and nine months ended September 30, 2024, unless otherwise noted.

Revenues

Total revenue for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Amounts in thousands)
Revenue:
Product	$188,766	$154,834	$33,932	21.9%	$540,232	$466,784	$73,448	15.7%
Royalty and other revenue	39	37	2	5.4%	111	108	3	2.8%
Total revenue	$188,805	$154,871	$33,934	21.9%	$540,343	$466,892	$73,451	15.7%

Product revenues

During the three and nine months ended September 30, 2025, product revenue increased by $33.9 million, or 21.9%, and increased by $73.4 million, or 15.7%, respectively, as compared to the same period of 2024. This growth is widespread across our portfolio of products and includes significant contributions from our Analytics and Filtration franchises during the third quarter of 2025. Over the first three quarters of the year, the increase was primarily driven by our Proteins, Chromatography, and Analytics franchises. Related to our acquisitions, products acquired from 908 Devices contributed $2.9 million and $6.9 million, respectively, in revenue during the three and nine months ended September 30, 2025. In addition, the nine months ended September 30, 2024 included $11.5 million of COVID-19 related sales.

Royalty and other revenues

Royalty and other revenues in the three and nine months ended September 30, 2025 and 2024 relate to royalties received from a third-party systems manufacturer associated with our OPUS® chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partners.

Costs and operating expenses

Total costs and operating expenses for the three and nine months ended September 30, 2025 and 2024 were comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Amounts in thousands)
Cost of goods sold	$88,290	$77,383	$10,907	14.1%	$257,929	$231,088	$26,841	11.6%
Research and development	14,175	9,710	4,465	46.0%	41,057	31,523	9,534	30.2%
Selling, general and administrative	73,663	75,610	(1,947)	(2.6)%	216,145	202,894	13,251	6.5%
Change in fair value of contingent consideration	(4,148)	—	(4,148)	100.0%	(12,087)	—	(12,087)	100.0%
Total costs and operating expenses	$171,980	$162,703	$9,277	5.7%	$503,044	$465,505	$37,539	8.1%

Cost of goods sold

During the three and nine months ended September 30, 2025, cost of goods sold increased by $10.9 million, or 14.1%, and increased by $26.8 million, or 11.6%, respectively, compared to the same periods of 2024. The increase in cost of goods sold is driven by the increase in product sales compared to the same period in 2024, with lower excess and obsolete and scrap costs in the current year periods.

Gross margin increased to 53.2% for the three months ended September 30, 2025 compared to 50.0% the same period in 2024. Gross margin increased to 52.3% for the nine months ended September 30, 2025 compared to 50.5% in the same period in 2024. These increases are driven by lower excess and obsolete and scrap costs and leverage on fixed overhead and indirect labor.

Research and development expenses

Research and development (“R&D”) expenses are related to the development of products supporting bioprocessing operations. The expenses include personnel compensation, supplies and other research expenses. Due to the fact that these various programs share personnel and fixed costs, we have not provided historical costs incurred by project.

R&D expenses increased by $4.5 million, or 46.0% during the three months ended September 30, 2025, as compared to the same period of 2024, and increased by $9.5 million, or 30.2%, during the nine months ended September 30, 2025, as compared to the same period of 2024. The increase in R&D costs is primarily driven by the 908 Devices PAT Portfolio and Tantti acquisitions, which have been included in our consolidated results of operations since the acquisition dates of March 2025 and December 2024, respectively.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts. It also includes legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

SG&A costs decreased by $1.9 million, or 2.6%, during the three months ended September 30, 2025 as compared to the same period of 2024. The primary driver of the decrease in SG&A costs is the incremental stock-based compensation expense incurred during the three months ended September 30, 2024 associated with the modification of our former Chief Executive Officer’s (“CEO”) unvested equity awards in connection with their transition from CEO to Executive Chair of our Board of Directors. This is partially offset by increased investment in personnel costs to support growth, driven by increased headcount, and incremental professional services, primarily driven by our acquisition and integration activities.

SG&A costs increased by $13.3 million, or 6.5%, during the nine months ended September 30, 2025 as compared to the same period of 2024. The primary drivers of the increase in SG&A relates to investment in personnel costs to support growth, driven by increased headcount, and incremental professional services, primarily driven by our acquisition and integration activities. These increases were partially offset by the incremental stock-based compensation expense incurred during the nine months ended September 30, 2024 related to our former CEO’s transition described above.

Change in fair value of contingent consideration

Change in fair value of contingent consideration represents the change in fair value of the obligation included in current and noncurrent contingent consideration on the condensed consolidated balance sheets as of the end of each period. Remeasurement of the contingent consideration obligation is done each quarter and the carrying value of the obligation is adjusted to the current fair value through our condensed consolidated statements of comprehensive income. The changes during the three and nine months ended September 30, 2025 were related to revisions to the amount and timing of future revenues and a change in market inputs used to calculate the discount rate. No adjustment was recorded for the three and nine months ended September 30, 2024 as management’s assessment was that the balances of the contingent consideration obligations already represented fair value.

Other income, net

The table below provides detail regarding our other income, net:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Amounts in thousands)
Investment income	$6,921	$9,130	$(2,209)	(24.2)%	$20,820	$27,534	$(6,714)	(24.4)%
Interest expense	(5,414)	(5,122)	(292)	5.7%	(16,018)	(15,269)	(749)	4.9%
Amortization of debt issuance costs	(416)	(429)	13	(3.0)%	(1,243)	(1,432)	189	(13.2)%
Other (expenses) income, net	(804)	3,104	(3,908)	(125.9)%	2,412	(647)	3,059	(472.8)%
Other income, net	$287	$6,683	$(6,396)	(95.7)%	$5,971	$10,186	$(4,215)	(41.4)%

Investment income

Investment income includes income earned on invested cash balances. Our investment income decreased by $2.2 million and $6.7 million, respectively, for the three and nine months ended September 30, 2025, as compared to the same period of 2024 due to a decrease in the average cash balances on hand and a reduction in interest rates. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Interest expense

Interest expense increased by $0.3 million and $0.7 million, respectively, for the three and nine months ended September 30, 2025 as compared to the same period of 2024. Interest expense includes contractual coupon interest on our outstanding convertible notes and the associated accretion of the discount. The discount is being accreted into interest expense using the effective interest method over the term of the 2023 Notes, as defined below. See Note 9, “Convertible Senior Notes” to our condensed consolidated financial statements included in this report for more information.

Amortization of debt issuance costs

Transaction costs related to the issuance of the 2019 Notes and the 2023 Notes, as defined below, are amortized and recorded within amortization of debt issuance costs on the condensed consolidated statements of comprehensive income.

Other (expenses) income, net

Other (expenses) income, net increased by $3.9 million for the three months ended September 30, 2025 as compared to the same period in 2024. Other income, net increased by $3.1 million for the nine months ended September 30, 2025 as compared to the same period in 2024. Other (expenses) income, net primarily includes the changes in foreign currency transaction gains and losses, revaluation impact of intercompany loans with subsidiaries and unrealized and realized impacts of foreign exchange forward contracts.

Income tax provision (benefit)

Income tax provision (benefit) for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(Amounts in thousands)
Income tax provision (benefit)	$2,201	$(495)	$2,696	(544.6)%	$7,663	$3,218	$4,445	138.1%
Effective tax rate	12.9%	43.0%			17.7%	27.8%

For the three and nine months ended September 30, 2025, we recorded an income tax provision of $2.2 million and $7.7 million, respectively. The effective tax rate was 12.9% and 17.7% for the three and nine months ended September 30, 2025, respectively, and is based upon the estimated income for the year ending December 31, 2025 and the composition of income in different jurisdictions.

The difference in effective tax rates between the periods was primarily due nontaxable contingent consideration and lower nondeductible stock-based compensation offset by lower stock windfall tax benefits. Our effective tax rate for the three and nine months ended September 30, 2025 was lower than the U.S. statutory rate of 21% primarily due to nontaxable contingent consideration.

On July 4, 2025, the United States enacted into law new tax legislation, the One Big Beautiful Bill Act (“OBBBA”), which contains several provisions modifying the corporate income tax code such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, updates to the international tax framework and the reinstatement of certain business-related provisions. The legislation has multiple effective dates, with provisions taking effect from 2025 through 2027. We do not expect the OBBBA to have a material impact on our consolidated financial statements or results of operations.

Liquidity and Capital Resources

We have financed our operations primarily through revenues derived from product sales and the issuance of notes and public offerings. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

At September 30, 2025, we held cash and cash equivalents of $748.7 million compared to cash and cash equivalents of $757.4 million at December 31, 2024. Working capital increased by $26.1 million to $965.3 million at September 30, 2025 from $939.3 million at December 31, 2024 primarily due to the various changes noted below in “Cash Flows”.

On December 14, 2023, the Company issued $600.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “2023 Notes”) in a private placement pursuant to separate, privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with a limited number of holders of the 0.375% Convertible Notes due 2024 (the “2019 Notes”) and certain other qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). Pursuant to the Exchange and Subscription Agreements, the Company exchanged $217.7 million of its 2019 Notes for $309.9 million aggregate principal amount of the 2023 Notes (the “Exchange Transaction”) and issued $290.1 million aggregate principal amount of the 2023 Notes (the “Subscription Transactions”) for $290.1 million in cash. Proceeds from the Subscription Transactions amounted to $276.1 million after debt issuance costs of $13.9 million.

The 2023 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 1.00% per year and have an effective interest rate of 4.39%. Interest is payable semi-annually in arrears on each of June 15 and December 15, which commenced on June 15, 2024. The 2023 Notes will mature on December 15, 2028, unless earlier redeemed, repurchased or converted. During the third quarter of 2025, the closing price of the Company’s common stock did not exceed 130% of the conversion price of the 2023 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2023 Notes are not convertible at the option of the holders of the 2023 Notes during the fourth quarter of 2025, the quarter immediately following the quarter when the conditions are met, as stated in the indenture governing the 2023 Notes.

Cash Flows

	Nine Months Ended September 30,		Increase (Decrease)
	2025	2024	$ Change
	(Amounts in thousands)
Cash provided by (used in)
Operating activities	$91,713	$136,218	$(44,505)
Investing activities	(89,730)	(21,621)	(68,109)
Financing activities	(15,400)	(84,351)	68,951
Effect of exchange rate changes on cash and cash equivalents	4,809	2,395	2,414
Net (decrease) increase in cash and cash equivalents	$(8,608)	$32,641	$(41,249)

Operating activities

For the nine months ended September 30, 2025, our operating activities provided cash of $91.7 million reflecting net income of $35.6 million and non-cash charges totaling $82.6 million primarily related to depreciation and intangible amortization, stock-based compensation, operating lease right of use asset amortization and amortization of debt discount and issuance costs, partially offset by net unrealized foreign exchange gains, changes in the fair value of contingent consideration and deferred income taxes, net. The non-cash charges were partially offset by unfavorable changes in working capital of $26.5 million. This is primarily driven by decreases in operating lease liabilities of $12.1 million, primarily due to normal course rent payments, an increase in accounts receivable of $7.3 million due to timing of sales and receipts from customers, an increase in prepaid expenses and other current assets of $5.5 million, an increase in inventories of $5.3 million and a net increase in accounts payable and accrued liabilities of $4.5 million due to timing of payments to vendors. The remaining cash provided by operating activities resulted from net favorable changes in various other working capital accounts.

For the nine months ended September 30, 2024, our operating activities provided cash of $136.2 million reflecting net income of $8.4 million and non-cash charges totaling $113.3 million primarily related to depreciation and intangible amortization, amortization of debt discount and issuance costs, stock-based compensation, deferred income taxes and operating lease right of use asset amortization. Accounts receivable increased by $4.6 million, while inventory manufactured decreased by $20.1 million. Accounts payable and accrued liabilities had a net increase of $7.1 million, primarily due to an increase in unearned revenue and accrued employee payroll and bonuses, and there was a net increase in operating lease liability of $5.8 million, due to new operating leases entered into during 2024. Prepaid expenses increased by $1.8 million, primarily related to prepayment of corporate taxes. The remaining cash used in operating activities resulted from unfavorable changes in various other working capital accounts.

Investing activities

Our investing activities consumed $89.7 million of cash during the nine months ended September 30, 2025, which was primarily driven by the acquisitions of 908 Devices and Tantti, of $70.0 million, net of cash acquired. Capital expenditures during the nine months ended September 30, 2025, consumed $17.4 million, inclusive of $2.1 million of capitalized costs related to our internal-use software.

Our investing activities consumed $21.6 million of cash during the nine months ended September 30, 2024, which was primarily due to capital expenditures, including costs capitalized related to our internal-use software.

Financing activities

Our financing activities consumed $15.4 million of cash for the nine months ended September 30, 2025, which was driven by $8.0 million of cash disbursed related to the tax withholding obligation on vesting of restricted stock units and $9.5 million to settle the cash portions of the contingent consideration earnout obligations related to acquisitions from previous years. These cash outflows are partially offset by proceeds received from stock option exercises of $2.1 million.

Our financing activities consumed $84.4 million of cash for the nine months ended September 30, 2024, driven by the settlement of the 2019 Notes of $69.9 million, $9.4 million was disbursed in cash for shares withheld to cover employee income tax due upon the vesting and release of restricted stock units and the payments of $7.4 million to settle the cash portion of the contingent earnout obligations related to our acquisition of FlexBiosys in April 2023 and Avitide in September 2021. These payments were partially offset by proceeds received of $2.4 million from stock option exercises during the period.

Off-balance sheet arrangements

We do not have any special purpose entities or off-balance sheet financing arrangements.

Effect of exchange rate changes on cash and cash equivalents

The effect of exchange rate changes on cash during the three and nine months ended September 30, 2025, is a result of using multiple currencies across the group, with the Euro and Swedish Krona being significant currencies for the group outside of the US Dollar.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk exposures since December 31, 2024. For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures About Market Risk”, included in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission on March 14, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures (“DCPs”) are those controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions’ rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of September 30, 2025 of the effectiveness of the design and operation of the Company’s DCPs pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective because of the previously reported material weaknesses in our internal control over financial reporting, which are described in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange

Commission on March 14, 2025 (“Form 10-K”) for the year. Notwithstanding the material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in the Form 10-K, the Company identified the following material weaknesses in internal control over financial reporting:

1.
Management identified deficiencies related to the design and operating effectiveness of controls related to revenue recognition specific to the evaluation of accounting for contract terms.
2.
Management did not maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not maintain logical access controls and program change management controls to ensure that access to programs and data are appropriately restricted and program and data changes are identified, tested, authorized and implemented appropriately. As a result, automated and business process controls that rely on information from the systems were also deemed ineffective because they could have been adversely affected.
3.
Irrespective of the effects of the IT general controls deficiencies, management did not perform certain business process-level controls related to inventory valuation and the financial statement close process either in a timely manner or with an appropriate precision threshold.

As of September 30, 2025, the Company has not remediated these material weaknesses. See below for a description of our remediation plan and activities.

Remediation Plans

Revenue Recognition - During the nine months ended September 30, 2025, we took steps to remediate the material weakness described above, including:

•
Designing and implementing new internal controls to validate there is a complete listing of revenue contracts that have non-standard terms, which require incremental accounting analysis under Accounting Standards Codification (“ASC”) 606 “Revenue from contracts with Customers”;
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

IT General Controls - During the nine months ended September 30, 2025, we took steps to remediate the material weakness described above, including:

•
Designing and implementing new internal controls related to the program and data change management and user access processes; and
•
Expanding the management and governance over IT system controls.

Business process-level controls - During the nine months ended September 30, 2025, our remediation activities included the following with respect to certain business process-level controls:

•
Reassessing the operating effectiveness of these controls, including precision thresholds, timely execution, and documentation requirements for control owners;
•
Assessing the frequency of our control monitoring activities to ensure that they are conducted in a timely manner; and
•
Hiring additional staff, including external experts, to enhance the performance, documentation and monitoring of such controls. This includes providing training for control owners setting out expectations as it relates to the control risk and design, execution and monitoring of such controls, including enhancements to the documentation to evidence the execution of the control.

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

Changes in Internal Control

Except for the material weaknesses described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) Rule 10b5-1 Trading Plans

On August 19, 2025, Olivier Loeillot, President and Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1 under Item 408 of Regulation S-K, to sell up to 43,411 shares of our common stock between December 15, 2025 and December 15, 2026. The trading plan will cease upon the earlier of December 15, 2026 or the sale of all shares subject to the trading plan.

Other than those disclosed above, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement during the three months ended September 30, 2025.

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

REPLIGEN CORPORATION

Date: November 4, 2025	By:	/S/ OLIVIER LOEILLOT
Olivier Loeillot
Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: November 4, 2025	By:	/S/ JASON K. GARLAND
Jason K. Garland
Chief Financial Officer
(Principal financial officer)
Repligen Corporation

Date: November 4, 2025	By:	/S/ VIOLETTA HUGHES
Violetta Hughes
Chief Accounting Officer
(Principal accounting officer)
Repligen Corporation