Form 10-K
period 2025-12-31
REPLIGEN CORP
filed 2026-02-26
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $6.0 billion.

The number of shares of the registrant’s common stock outstanding as of February 20, 2026, was 56,331,110.

Documents Incorporated By Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2025. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. The forward-looking statements in this Form 10-K do not constitute guarantees of future performance. Investors are cautioned that express or implied statements in this Form 10-K that are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, developments relating to our market opportunity, product development and sales, research and development, selling, general and administrative expenditures, intellectual property and adequacy of capital resources and financing plans constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, the risks identified under the caption “Risk Factors” and other risks detailed in this Form 10-K and our other filings with the Securities and Exchange Commission. These forward-looking statements are based on information available to us at the time of this Form 10-K and current operations, forecasts and assumptions and involve a number of judgments, risks and uncertainties. We assume no obligation to update any forward-looking information contained in this Form 10-K, except as required by law.

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

As the overall market for biologics continues to grow and expand, our primary customers – global biopharmaceutical companies, contract development and manufacturing organizations and other life science companies (integrators) – face critical production cost, capacity, quality and time pressures. Built to address these concerns, our products help set new standards for the way biologics are manufactured. We are committed to inspiring advances in bioprocessing as a trusted partner in the production of critical biologic drugs – including monoclonal antibodies (“mAbs”) and mAb derivatives like antibody drug conjugates, recombinant proteins, RNA-based therapeutics and vaccines and cell and gene therapies (“C&GT”) – that are improving human health worldwide.

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

Our corporate headquarters are located in Waltham, Massachusetts, with additional administrative and manufacturing operations worldwide. A majority of our 19 manufacturing sites are located in the United States (including California, Massachusetts, New Hampshire, New Jersey and New York). Outside the United States, we have manufacturing sites in Estonia, France, Germany, Ireland, the Netherlands, Sweden, and Taiwan.

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

The majority of our revenue is derived from consumable and/or single-campaign (“single-use”) product sales, though we have grown our hardware and equipment offerings in recent years. The customization, scalability and plug-and-play convenience of these products, and in many cases the closed nature of our technologies, make them ideal for use in biologics manufacturing processes where contamination risk is a critical concern of our customers.

Shifting to Integrated Solutions

Since 2012, we have completed 15 acquisitions across our four franchises, building a base of technology assets that we can improve upon and/or develop next-generation versions of through our internal R&D team. Our acquisition strategy focuses on differentiated technology, while considering the potential for integration with our internally-developed technologies, across products and franchises, and the financial impact.

Our commercial approach is shifting from selling individual products to offering our broad portfolio to customers with integrated solutions that can support entire unit operations, the management of fluids between unit operations, and in-line advanced analytics.

For example, providing filtration systems for production and harvest steps (upstream), and connecting those to chromatography and filtration systems for purification and formulation steps (downstream).

Our Franchises & Products

Filtration: Filtration is our largest franchise with the broadest product offering covering upstream and downstream technologies. Key products include:

•
XCell® ATF Cell Retention Systems. Our XCell ATF (Alternating Tangential Flow) systems are used in upstream bioprocessing for perfusion applications including seed train intensification (N-1), production bioreactor (N), intensified fed-batch, and continuous manufacturing to improve volumetric productivity. The XCell ATF system enables the cell culture to be run continuously, with cells being retained in the bioreactor, fresh nutrients (cell culture media) being fed into the reactor continuously, and clarified biological product and cell waste being removed (harvested) continuously. The cells are maintained in a consistent nutrient-rich environment and can reach cell densities two- and three-times higher than those achieved by standard fed-batch culture. As a result, product yield is increased, which improves facility utilization and can reduce the size of a bioreactor required to manufacture a given volume of biologic drug product. XCell ATF systems are available in a wide range of sizes (both stainless steel and single use) that can easily scale from laboratory use through full production with bioreactors as large as 5,000 liters.
•
Flat Sheet Cassettes. Our TangenX® product portfolio includes flat sheet (“FS”) tangential flow filtration (“TFF”) cassettes that are used primarily in downstream, ultrafiltration processes, e.g., biologic drug concentration, buffer exchange and formulation processes, our single-use SIUS® line including our reusable PRO line of cassettes, and our TangenX SC Device, the industry's first holder-free, self-contained (“SC”) TFF device. Our TangenX FS TFF cassettes feature high performing-membrane chemistries that offer superior selectivity for a wide range of applications.
•
Hollow Fiber Consumables. We offer a wide range of hollow fiber (“HF”) filters across sizes, surface areas, and membrane chemistries to facilitate easy scale-up from process development (“PD”) to commercial production. Our hollow fiber filters are gentle on shear-sensitive products. In addition, we have security of supply, competitive lead times, and manufacture with a high degree of automation.
•
Tangential Flow Filtration Systems: KrosFlo® TFF. Our KrosFlo TFF systems are designed for scalability from research to commercial manufacturing (up to 5,000 liters) volumes, flexibility between HF and FS cassettes filter formats, and the ability to use the same system in different unit operations while deploying ready-to-use application-specific flow paths. With the same software, hardware, controls and cGMP compliance built into every system, and with pre-assembled flow kits for error-free installation, the KrosFlo RS platform offers operational simplicity that can easily be scalable from lab- through production-scale use. We offer our fully automated GMP compliant RS systems including the benchtop scale RS10, RS20, pilot scale RS30, RS40 and production scale RS50 systems. In addition, we offer process development scale TFF systems like the KR2i/KMPi/FS-15 & FS-500. In 2022, we launched KrosFlo KR2i RPM for low-volume, high concentration applications. This was the first-to-market TFF system to incorporate real-time process monitoring for in-line protein concentration management. By coupling KrosFlo TFF and FlowVPX functionality, customers can benefit from improved process control and efficiency, while reducing process risk by ensuring accurate concentration throughout the TFF process.
•
Fluid Management. Following a variety of acquisitions including most recently Metenova, we offer a comprehensive portfolio of fluid management products including bags, tubing, valves, totes, carts and mixers. In 2025, we launched the ProConnex® MixOne RG-X, a novel single-use mixer which combined Metenova’s mixing technology and components from a variety of our fluid management acquisitions. In addition to selling our fluid management components, many of these solutions are inputs into our ProConnex® flowpaths, consumables for our systems, enabling unique design features and providing us with vertical integration.

Chromatography: Our chromatography franchise includes a number of products used in downstream purification, development, manufacturing and quality control of biological drugs. Key products include:

•
OPUS® Pre-Packed Columns. OPUS Pre-Packed Columns (“PPC”) are disposable, single-use or campaign-use columns that replace customer self-packed glass or stainless steel columns for downstream purification. The platform uses consistent material of construction across column formats, enabling scalable workflows from PD through clinical and commercial-scale manufacturing. OPUS columns are delivered sealed and pre-packed with the customer’s choice of resin and dimensional configuration, reflecting the platform’s open, resin-agnostic, and configurable model. By designing OPUS columns as a technologically advanced and flexible option for the purification of biologics from process development through clinical and commercial-scale manufacturing, Repligen has become a leader in the PPC market. The OPUS platform spans a range of formats, including RoboColumn®, MiniChrom®and ValiChrom® in 0.5-2.5cm inner diameter, used for PD and scale down studies. For clinical and commercial manufacturing, the platform offers OPUS columns in range of 2.5-80cm inner diameter, including OPUS 80R, currently the largest available PPC on the market.

OPUS PPC provides plug-and-play convenience by reducing labor, equipment and facility requirements, while also delivering cost savings and consistent purification performance across development and commercial manufacturing. Repligen supports OPUS customers through manufacturing and customer-facing facilities in both the United States and Europe. Our production process offers a premier ability to pack a broad range of commercially available resins according to customer choice and specifications.
•
KRM™ Chromatography Systems. Through our acquisition of ARTeSYN in 2020, we gained state-of-the-art, configurable chromatography systems that can integrate a wide range of hardware, components and consumable products to simplify bioprocessing operations for our customers. Our KRM chromatography systems are precision engineered for high product recovery (low hold-up volumes), high bioactivity (less stress on the product of interest) and reduced risk of deviation (simple changeovers and pre-assembled flow kits). The KRM systems contain closed single-use flow paths (less risk of contamination and product loss) and other advanced fluid management technologies (over-molded connectors, pump heads, filters and pressure sensors), intuitive software and process-enabled analytics technology.
•
Additional chromatography products include our ELISA test kits, used by quality control departments to detect and measure the presence of leached Protein A, other affinity ligands, and/or growth factor in the final product.

Process Analytics: Through the acquisition of C Technologies, Inc. in 2019, we offer downstream process analytical technology (“PAT”) solutions. We added to our Analytics portfolio in 2025 through the acquisition of 908 Devices Inc.’s (“908 Devices”) bioprocessing portfolio, which brought upstream PAT solutions. In 2025, we rebranded our Analytics offerings to PATsmart™. Our products include:

•
Downstream PAT. Our downstream portfolio consists of two main offerings, both of which feature slope spectroscopy. Use of slope spectroscopy systems delivers multiple process benefits for our biopharmaceutical manufacturing customers, compared to traditional ultraviolet-visible (“UV-Vis”) approaches. Key benefits include: the elimination of manual dilutions and sample transfers from process development/manufacturing to labs, rapid time to results (minutes versus hours), improved precision, built-in data quality for improved reporting and validation, and ease of use. Our PATsmart SoloVPE® slope spectroscopy system is the industry standard for offline and at-line absorbance measurements for protein concentration determination in process development, manufacturing and quality control settings. In 2025, we launched the SoloVPE PLUS System. The SoloVPE PLUS System is engineered to offer unparalleled accuracy, speed, and ease-of-use for at-line UV-Vis concentration measurement in complex biological production workflows, from process development to cGMP manufacturing. Our PATsmart FlowVPX slope spectroscopy system is our next-generation FlowVPE launched at the beginning of 2021 and designed to meet the rigors of GMP requirements. FlowVPX offers reliable real-time results with integrated ease for concentration measurements during GMP manufacturing of biologics. In addition, we offer our KrosFlo® RPM™ Systems with integrated FlowVPX® Technology.
•
Upstream PAT. In March 2025, we acquired 908 Devices’ desktop portfolio of four devices for bioprocessing process analytical technology (“PAT”) applications. Products acquired from 908 Devices include PATsmart MAVERICK and PATsmart MAVEN for real-time monitoring and control of critical bioprocess parameters; PATsmart REBEL, an at-line cell culture media analyzer; and PATsmart ZipChip, a high-resolution sample separations device used in the characterization of product quality attributes.

Proteins: Our proteins franchise is represented by our affinity ligands and resins used to purify a wide range of biological drugs including monoclonal antibodies and new modalities, along with cell culture growth factor products. Key products include:

•
Protein A Affinity Ligands. Protein A ligands are the essential “binding” component of Protein A affinity chromatography resins used in the purification of virtually all mAb-based drugs on the market or in development. We historically manufactured multiple forms of Protein A ligands under long-term supply agreements with a variety of major life sciences companies. These life sciences companies in turn sell their chromatography resins to end users (pharmaceutical developers and manufacturers). In June 2018, we entered into an agreement with Navigo Proteins GmbH (“Navigo”) for the exclusive co-development of multiple affinity ligands for which Repligen holds commercialization rights. We manufacture and exclusively supply the first of these ligands, NGL-Impact® A, to Purolite, for use with their Purolite™ Praesto™ Jetted A50 Protein A resin product. In September 2021, the Company and Navigo successfully completed co-development of a novel affinity ligand that addresses aggregation issues associated with pH sensitive antibodies and Fc-fusion proteins. We are manufacturing and supplying this ligand, NGL-Impact® HipH, to Purolite. We have a long-term supply agreement with Purolite for NGL-Impact and potential additional affinity ligands that may advance from our Navigo collaboration. In October 2022, we extended our long-term supply agreement with Purolite through 2032 and broadened its scope to include affinity ligands targeting antibody fragments in addition to those targeting mAbs and Fc-fusion proteins. This extension and product line expansion aligns with our Proteins strategy and supports the acceleration in market adoption of the Praesto® affinity resin portfolio. It provides Purolite with exclusive access to mAb fragment ligands developed at Avitide (as defined below), in addition to the NGL portfolio developed at Navigo. Repligen will continue to receive access to Purolite's leading-edge base bead technology, as we proceed with the development and commercialization of novel affinity resins focused on new modalities and C&GT.
•
AVIPure® Resins for New Modalities. In September 2021, we completed our strategic acquisition of Avitide, Inc. (“Avitide”), a market leader in affinity ligand discovery and development. This acquisition was a major step forward in building our Proteins franchise, moving Repligen into affinity resin solutions for C&GT and other emerging modalities. In December 2024, we acquired Tantti Laboratory Inc. (“Tantti”), which helped accelerate our expansion into new modality markets with unique, scalable purification solutions tailored for larger molecule biologics. One of the key innovations emerging from Tantti's technology is our new HiPer™ base beads, specifically designed for these larger molecules. In addition to the launch of our first resin, AVIPure® dsRNA, in December 2024, we successfully introduced three new resins in December 2025: AVIPure® HiPer™AAV9, AVIPure® HiPer™AAV8, and HiPer™QA. Through Avitide and Tantti, we also offer custom ligand and resin development services.
•
Growth Factors. To encourage greater cell growth and maximize overall output from bioreactors, manufacturers often introduce growth factors such as insulin into their cell culture media. Our range of cell culture growth factor additives includes LONG® R3 IGF 1, an insulin-like growth factor that has demonstrated up to 200 times more potency and twice the stability of insulin in cell cultures, leading to enhanced recombinant protein production during cell culture applications. We also offer LONG® EGF, a recombinant analogue of human epidermal growth factor, created to serve as a direct substitute for either native EGF or recombinant human EGF (“hEGF”) in therapeutic cell culture settings.

Corporate Information

We are a Delaware corporation with our global headquarters in Waltham, Massachusetts. We were incorporated in 1981 and became a publicly traded company in 1986. Our common stock is listed on the Nasdaq Global Market under the symbol “RGEN”. We have approximately 2,000 employees and operate globally with offices and manufacturing sites located at multiple locations in the United States, Europe and Asia. Our principal executive offices are located at 41 Seyon Street, Waltham, Massachusetts 02453, our website is www.repligen.com and our telephone number is (781) 250-0111.

2025 Acquisition

908 Devices PAT Portfolio

On March 4, 2025, the Company completed its acquisition of 908 Devices’ desktop portfolio of four devices for bioprocessing process analytical technology applications (“PAT Portfolio”, together with 908 Devices, the “908 Devices PAT Portfolio”). In connection with the transaction, Repligen also acquired facilities, employees, equipment and lease obligations for facilities. This transaction is referred to as the 908 Devices PAT Portfolio acquisition.

The addition of these desktop assets complements and strengthens Repligen’s differentiated PAT Portfolio that provides its biopharmaceutical and contract development and manufacturing organization (“CDMO”) customers with actionable insights to optimize development processes and improve manufacturing efficiencies.

Our Market Opportunity

Bioprocessing Addressable Market

The global addressable market for bioprocessing products is estimated to be approximately $20 billion of which we estimate Repligen’s addressable market to be approximately $13 billion at year end 2025. This market includes bioprocessing products used to manufacture therapeutic antibodies, recombinant proteins and vaccines, as well as new modalities like cell and gene therapies (“C&GTs”).

Monoclonal Antibody Market

Antibody-based biologics alone accounted for approximately $300 billion of global biopharma revenue in 2025. Industry sources project the mAbs market to grow in the high single digits through 2030, driven by new approvals and expanded clinical uses for marketed antibodies, as well as the emergence of biosimilar versions of originator mAbs. As of December 31, 2025, over 200 mAbs were approved by the U.S. Food and Drug Administration (“FDA”) to treat a wide range of diseases. Biological R&D remains robust, with more than 3,000 active mAb clinical trials ongoing to address a wide range of medical conditions.

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

New Modalities Markets

New modalities encompass cell and gene therapy, RNA based therapeutics and vaccines, and other non-mAb based biological drugs. New modalities have emerged in the past few years to become a rapidly growing area of biological drug development, with an estimated global market of greater than $19 billion in 2025, and over 2,000 industry clinical trials underway at year-end 2025 according to industry sources. Statements by the FDA are supported by industry reports that estimate annual revenue growth of over 20% for new modalities markets over the next several years. The scientifically advanced therapeutic approaches have unique manufacturing challenges that many of our products can help address. We believe we are well positioned to participate in new modalities production.

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
•
Increasing our position. With our growing portfolio of innovative products, we see an opportunity to increase our position within our existing markets driven by cross-selling and geographic expansion. Our key accounts team focuses on selling to a targeted group of large pharmaceutical and CDMO customers with the objective of further penetrating these accounts by increasing both the number of product lines they purchase and their overall volume. In addition, our broader commercial team is incentivized to cross-sell our entire portfolio. Geographically, we are investing in the Asia Pacific region to increase our commercial presence by selectively building our team in this region.
•
Leveraging our mix. We see two key opportunities for mix to help drive growth. First, we believe we are under-indexed to commercial volumes relative to our peers. As customers progress through the clinical trial process, we believe our commercial volumes should naturally grow. In addition, we see an opportunity for some of our products to get specified into existing commercial processes to further accelerate this shift. Secondly, we believe our products are well-suited for new modality applications, which represent a growing portion of our customers’ pipelines.
•
Targeted acquisitions. We intend to continue to selectively pursue acquisitions of innovative technologies and products that address customer pain points. These can either be complementary to our existing portfolio of products or help us better serve our customers across their pipeline of modalities.
•
Operational efficiency. We seek to expand operating margins through volume leverage, manufacturing productivity and operating expense discipline. We plan to invest in information technology modernization to support our global operations, optimizing resources across our global footprint to maximize productivity.

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

Our Commercial Team

To support our sales goals for our direct-to-consumer products, we have invested in our commercial organization. Our global commercial organization consists of approximately 390 employees as of December 31, 2025. Geographically, about 200 members of our commercial team are located in North America, 110 are in Europe and 80 are in Asia-Pacific (“APAC”) regions.

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

Ligand Supply Agreements

For our proteins franchise, we are committed to be a partner of choice for our customers with distributor and supply agreements in place with large life sciences companies such as Purolite.

Significant Customers and Geographic Reporting

Customers for our bioprocessing products include major life sciences companies, CDMOs biopharmaceutical companies, diagnostics companies and laboratory researchers.

The following table represents the Company’s total revenue by geographic area, based on the location of the customer:

	Year Ended December 31,
	2025	2024	2023
Revenue by customers' geographic locations:
North America	49%	50%	44%
Europe	34%	34%	36%
Asia Pacific ("APAC") & Rest of World (1)	17%	16%	20%
Total revenue	100%	100%	100%

(1) Rest of the world consists of countries in Central and South America and Africa.

During the years ended December 31, 2025, 2024 and 2023, no single country other than the United States accounted for more than 10% of total revenues. There was no revenue from customers that represented 10% or more of the Company's total revenue for the years ended December 31, 2025, 2024 and 2023.

Human Capital

Employees

Repligen performs in a highly competitive industry and recognizes that our continued success hinges upon our ability to attract, develop and retain an inclusive team of talented individuals. We place high value on the satisfaction and well-being of our employees and operate with fair labor standards and industry-competitive compensation and benefits globally.

As of December 31, 2025, we employed approximately 2,000 full-time and part-time employees. Each of our employees has signed a confidentiality agreement. None of our U.S. employees are covered by collective bargaining agreements. We have one collective bargaining agreement with two unions that covers approximately 130 employees in Sweden, comprising approximately 6% of our total workforce. In France, 55 employees are under the relevant national and local collective bargaining agreements for metallurgy, comprising approximately 3% of our total workforce.

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

Inclusive Workforce

Repligen maintains a resolute commitment to fostering an inclusive workplace. We have rigorous, established talent acquisition processes, as well as training and employee engagement resources, including inclusive workforce initiatives, to drive the principles of “belonging” for all employees at all levels of our organization starting with our Board of Directors (the “Board”) and our Leadership team.

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

Repligen Performance System

In 2022, we formalized the Repligen Performance System (“RPS”), to provide the tools and a framework for engaging employees across the organization to continuously improve operational performance, with a focus on product quality, customer lead times, material supply, production costs and sustainability. Through a standard implementation network, all teams were empowered to implement just-do-it process improvements, solve priority problems through stand-up meetings and improve key processes through kaizen events. We believe RPS improved our teams' ability to continuously resolve customer challenges, enhance product quality and improve operational efficiencies. The impact of RPS has been seen in productivity savings, customer lead-time reductions, manufacturing capacity expansions, product quality improvements and significant reductions in manufacturing scrap at several key sites.

Sustainability - Environmental, Social and Governance Matters

Our Commitment to Sustainability

We believe our commitment to sustainability topics across all our global facilities matters and is an important part of creating long-term business value for all stakeholders. We are deeply committed to corporate responsibility and transparency, and we continue to factor sustainability into our business decisions and integrate its core principles into our daily operations.

In establishing a formal approach to sustainability, we joined the United Nations Global Compact in support of its Ten Principles related to human rights, labor, the environment, and anti-corruption. The actions we have taken while building and implementing our robust sustainability strategy, supported by core pillars focused on Environmental, Social and Governance (“ESG”) issues, demonstrates our long-term commitment to being a responsible global corporate citizen. Together, we are advancing our ESG initiatives and taking steps to engage stakeholders throughout our upstream and downstream value chain.

Our Reporting Frameworks

We have become an active participant in the sustainability reporting ecosystem through our voluntary disclosures in our annual corporate sustainability reports. These align with the greenhouse gas protocol, the United Nations Global Compact (“UNGC”), the International Financial Reporting Standards Sustainability Alliance (which now includes the former Sustainability Accounting Standards Board (“SASB”) and the Task Force on Climate-related Financial Disclosures (“TCFD”)) and are in accordance with the Global Reporting Initiative (“GRI”).

Oversight of Sustainability and ESG Matters

In 2025, the Board transferred oversight of the sustainability function to the Audit Committee to better align strategies and to support increasing sustainability-related regulatory requirements. The Audit Committee meets regularly and reviews and advises on strategy, initiatives and reporting, and apprises the full Board in order to ensure that our strategy, initiatives and reporting align with the Company’s mission.

Our Vice President of Sustainability and ESG, under strategic direction of our CEO and Chief Operating Officer, is responsible for the development and implementation of our expanding sustainability strategy, initiatives and reporting. In collaboration with all key business functions, the mandate of this globally focused role is to consider our existing initiatives, understand stakeholder perspectives, identify business-relevant areas of opportunity to make positive impacts, and work collaboratively to drive initiatives designed to accelerate our progress and drive business value.

Intellectual Property

We are committed to protecting our intellectual property through a combination of patents, trade secrets, copyrights and trademarks, as well as confidentiality and material transfer agreements. As further described below, we own or have exclusive rights to more than 250 active patent grants and 150 pending patent applications in the United States and other foreign jurisdictions including Australia, Canada, China, France, Germany, India, Japan, South Korea, Sweden, Taiwan and the United Kingdom. Some patent rights that are the result of collaboration or sponsorship from third parties may be limited by agreements or other contractual rights.

We require each of our employees, consultants, business partners, potential collaborators and customers to execute confidentiality agreements upon the commencement of an employment, consulting, business relationship, or product related audit or research evaluation.

Filtration

For our filtration franchise, our patent grants include coverage for ATF filtration, TFDF and TFF HF and FS systems, membranes, filters, mixers, valves, controllers, flow paths and single-use technologies. We continually seek to improve upon these technologies and have multiple new patent filings including patents covering next generation TFDF filters, next generation ATF filtration technologies, and proprietary reduced cost system components.

Through the Metenova acquisition in 2023, our patent portfolio includes innovative upstream technologies such as magnetic low shear mixers and carboy assemblies.

Chromatography

Our patent portfolio covers various aspects of our commercial products and industry, including certain unique methods and features of our OPUS PPC, macroporous chromatography resin, dissolvable microcarrier structures and related exo-technology, valves, integrated sensors and integrated flow path systems.

Process Analytics

Through our 2025 acquisition of the 908 Devices PAT Portfolio, we gained patent rights to a wide range of process analytic technologies, including Raman, mass spectroscopy and diffusion membranes. We continue to develop our various spectroscopy analytical tools using our slope spectroscopy technology.

Proteins

We own patents and file patent applications globally on innovative affinity ligands that target a variety of antigens and on Protein A-based affinity ligands.

Trademarks

We procure and maintain trademark registrations globally for various product brands and services. We prioritize our “housemarks”, (e.g., Repligen, the stylized “R” logo, Spectrum, TangenX, Polymem, Metenova, Tantti, etc.), and ensure continued protection in strategic territories globally. We also have trademark registrations for various product lines, including OPUS, XCell, XCell ATF, TFDF, KrosFlo, SIUS, ProConnex, Spectra/Por, NGL-Impact, SoloVPE, FlowVPE, FlowVPX, RPM, XO, Metenova MixOne and AVIPure, that provide valuable company recognition and goodwill with our customers.

We have a comprehensive branding policy that includes trademark usage guidelines to ensure Repligen trademarks are used in accordance with our worldwide registrations and we actively police any unauthorized trademark usage as well as enforce the rights we have under our trademarks.

Licensing Agreements

We have entered into multiple licensing and collaboration relationships with third-party business partners to fully exploit our technology and advance our bioprocessing business strategy. For example, we entered into a 15-year exclusive License Agreement with Daylight (the “Daylight Agreement”), giving us exclusive license and commercialization rights to use certain technology and intellectual property in bioprocessing. See Note 12, “Commitments and Contingencies” in the notes to the consolidated financial statements, included in Part IV, Item 15, Exhibits and Financial Statement Schedules, in this Annual Report on Form 10-K for more information on this license agreement.

Competition

Because of our large range of products and services, we compete with a number of competitors across a variety of businesses and markets, including manufacturers, distributors and other service providers. Our bioprocessing products compete on the basis of innovation, value proposition, performance, quality, cost effectiveness, and application suitability with numerous established technologies. Additional products using new technologies that may be competitive with our products may also be introduced.

Manufacturing

A majority of our 19 manufacturing sites are located in the United States (including California, Massachusetts, New Hampshire, New Jersey and New York). Outside the United States, we have manufacturing sites in Estonia, France, Germany, Ireland, the Netherlands, Sweden, and Taiwan.

The protein products we provide are manufactured at our sites in Waltham, Massachusetts and Lund, Sweden. Native Protein A ligands and our growth factor products are manufactured in Lund, while recombinant Protein A ligands are manufactured in Lund. Our primary chromatography assembly and manufacturing sites are located in Waltham, Massachusetts, Ravensburg, Germany and Breda, the Netherlands. Our primary filtration manufacturing sites, including manufacturing of fluid management systems, products and consumables, are located in Marlborough, Massachusetts; Rancho Dominguez, California; Clifton Park, New York; Hopkinton, Massachusetts; Waterford, Ireland; Juri, Estonia and Toulouse, France. Our facility in Marlborough, is focused on XCell ATF, FS TFF, Spectrum HF products, while in Rancho Dominguez the focus is on Spectrum HF, TFDF and ProConnex products. Our process analytics products are manufactured in Bridgewater, New Jersey, Braunschweig, Germany and Marlborough, Massachusetts. As part of our capacity expansion activities, we have added a site in Hopkinton, Massachusetts that serves as an assembly center for single-use products and the capacity to manufacture our protein products. With our six acquisitions since the beginning of 2021, we gained manufacturing sites in Molndal, Sweden (Metenova), Toulouse, France (Polymem), Lebanon, New Hampshire (Avitide), Taoyuan City, Taiwan (Tantti) and Braunschweig, Germany (908 Devices). We undertook restructuring activities in 2023 and 2024 that continued into 2025 and included consolidating a portion of our manufacturing operations between certain U.S. locations and discontinuing the sale of certain product SKUs. In addition, we continuously evaluate the net realizable value of finished goods and raw materials, including those secured during the 2020-2022 pandemic period. As a result of these activities, we closed manufacturing sites in Newton, New Jersey, Branchburg, New Jersey, Dallas Texas, Simi Valley, California, Auburn, Massachusetts and Oceanside, California.

We utilize our facilities in Lund, Sweden to carry out fermentation and recovery operations, and purification, immobilization, packaging and quality control testing of our protein-based bioprocessing products. Our facilities located in Waltham, Massachusetts; Marlborough, Massachusetts; Lund, Sweden; Ravensburg, Germany; Bridgewater, New Jersey; Clifton Park, New York; and Rancho Dominguez, California among other sites, are ISO® 9001:2015 certified and maintain formal quality systems to maintain process control, traceability, and product conformance. Additionally, our facility in Shrewsbury, Massachusetts is ISO® 13485:2016 certified. We practice continuous improvement initiatives based on routine internal audits as well as external feedback and audits performed by our partners and customers. In addition, we maintain a business continuity management system that focuses on key areas such as contingency planning, security stocks and off-site storage of raw materials and finished goods to ensure continuous supply of our products.

Available Information

We maintain a website with the address www.repligen.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Form 10-K. We make available free of charge through our website our Form 10-Ks, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including exhibits and amendments to these reports, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission (“SEC”). We also provide corporate governance, such as our Code of Business Conduct and Ethics and other information, including our 2024 Sustainability Report, free of charge, through our website.

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

We compete with several medium and small companies in each of our product categories as well as several large companies, including Danaher Corporation (Cytiva), Thermo Fisher Scientific Inc., MilliporeSigma and Sartorius. Many of our competitors are large, well-capitalized companies that may have greater financial, manufacturing, marketing, research and development (“R&D”) resources than we have, as well as stronger name recognition, longer operating histories and benefits derived from greater economies of scale. As a consequence, they are able to spend more aggressively on product development, marketing, sales and other product initiatives than we can, and may have additional lines of products and the ability to bundle products.

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

Although we do not currently have any customers that represent more than 10% of our consolidated revenues, the loss of, or a significant reduction in orders from, any of our large customers, including following any termination or failure to renew a long-term supply contract, would significantly reduce our revenues and harm our results of operations. If a large customer purchases fewer of our products, defers orders or fails to place additional orders with us for any reason, including for business continuity purposes, our revenue could decline, and our operating results may not meet market expectations.

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

Risks Related to Product Development, Strategic Investments, Collaborations and Acquisitions

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

As a part of our growth strategy, we may make selected acquisitions of complementary products and/or businesses, such as our most recent acquisitions of the 908 Devices Inc. PAT Portfolio,Tantti Laboratory Inc., Metenova Holding AB and FlexBiosys, Inc. Any acquisition involves numerous risks and operational, financial, and managerial challenges, including the following, any of which could adversely affect our business, financial condition, or results of operations:

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

Our strategic investments, collaborations and joint ventures with and into business expose us to risks that could adversely affect our business, and we may not achieve the anticipated benefits of such investments, collaborations and/or joint ventures with or into such businesses or technologies

As part of our growth strategy, we may enter into strategic investments, collaborations, joint ventures, and similar arrangements to expand our capabilities, access new technologies and enter new markets. These transactions involve significant risks and uncertainties that could adversely affect our business, financial condition, or results of operations, including:

•
Limited Control and Alignment Challenges: In joint ventures or minority investments, we may have limited ability to influence strategic decisions or operational practices. Differences in objectives, governance structures, or priorities with partners can lead to conflicts and inefficiencies.
•
Financial Exposure: Investments and collaborations may underperform or fail, resulting in impairment charges or loss of invested capital. Returns may be delayed, uncertain, or significantly below expectations.
•
Dependence on Third Parties: Our success often depends on the performance and cooperation of partners for development, commercialization, or distribution activities. Delays, quality issues, or regulatory non-compliance by partners could negatively impact our operations.
•
Intellectual Property Risks: Disputes over ownership or use of intellectual property, limitations on our ability to protect or enforce rights, and potential loss of proprietary technology through licensing arrangements.
•
Operational and Compliance Risks: Challenges in monitoring and managing joint venture activities, exposure to unfamiliar legal, tax, and regulatory frameworks—particularly in foreign jurisdictions—and potential liability for actions taken by partners or affiliates.
•
Liquidity and Exit Risks: Minority investments may be illiquid, and we may be unable to sell or exit these investments on favorable terms or within desired timeframes.
•
Reputational Risks: Actions or failures by partners or investee companies could negatively impact our reputation or business relationships.
•
Termination or Non-Performance: Collaborations or joint ventures may be terminated early or fail to deliver anticipated benefits, leaving us without expected products, technologies, or revenue streams.

There can be no assurance that any strategic investment, collaboration, or joint venture will achieve its intended objectives or generate anticipated benefits within a reasonable timeframe, or at all. Failure to successfully manage these risks could materially and adversely affect our business and growth prospects.

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

In December 2023, we incurred significant indebtedness with the issuance of $600.0 million in aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “2023 Notes”) where $309.9 million principal amount of the 2023 Notes were issued in exchange for $217.7 million principal amount of our 0.375% Convertible Senior Notes due 2024 (the “2019 Notes”, and together with the 2023 Notes, the “Notes”) and $290.1 million principal amount of the 2023 Notes were issued for $290.1 million in cash. As of December 31, 2025, $600.0 million in aggregate principal amount of the 2023 Notes remain outstanding. Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors that may be beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Notes.

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

Any future corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In July 2023, we undertook restructuring activities to simplify and streamline our organization and strengthen the overall effectiveness of operations. We may need to undertake another organizational restructuring in the future. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from any future restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from a restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, any future headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees. A future restructuring may lead to employee litigation related to the headcount reduction, which could be costly and prevent management from fully concentrating on the business.

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

Our international sales are often denominated in foreign currencies. For the fiscal year ended December 31, 2025, 39.5% of our revenues were denominated in foreign currencies with the primary foreign currency exposures being the Euro, South Korean Won and Japanese Yen. We are exposed to the risk of an increase or decrease in the value of foreign currencies relative to the U.S. dollar, which could decrease the value of our revenue and increase the value of our expenses and costs when measured in U.S. dollars. These fluctuations could also adversely affect the demand for products and services provided by us. As a result, our results of operations may be influenced by the effects of future exchange rate fluctuations and such effects may have an adverse impact on our common stock price.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. If any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

In addition, any further deterioration in the global economy or financial services industry, including any changes in U.S. presidential administration policies, or increased U.S. trade tariffs and trade disputes with other countries could lead to losses or defaults by our suppliers, which in turn could have a material adverse effect on our current and projected business operations and financial condition. For example, increased tariffs on essential materials could raise production costs and reduce profitability if we are unable to pass these costs on to customers. Additionally, retaliatory trade measures by other countries could limit our access to key international markets, restricting revenue growth. Any delays or disruptions in our supply chain due to geopolitical tensions, regulatory changes, or trade disputes could adversely affect our ability to manufacture and deliver products, potentially impacting our financial performance and customer relationships.

To mitigate these risks, we have implemented strategies to reduce tariff exposure and closely monitor trade policy developments. However, recent litigation challenging the legality of certain tariffs before the U.S. Supreme Court introduces additional uncertainty. If such tariffs are deemed unlawful, resulting policy reversals or retaliatory measures could create new risks and volatility in global trade, which may adversely affect our operations and financial results.

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

The market price of our common stock, like that of the common stock of many other companies with similar market capitalizations, is highly volatile. The stock market in general, and the market for life sciences, biotechnology and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of specific companies, the conflict in Ukraine and Israel, and rising inflation and changing interest rates in the United States, which have resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions, may adversely affect the market price of our common stock, regardless of our actual operating performance.

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

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company identified the following material weaknesses in internal control over financial reporting:

1.
Management identified deficiencies related to the design and operating effectiveness of controls related to revenue recognition specific to the evaluation of accounting for contract terms (as originally reported in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023).
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

As discussed below in Part II, Item 9A, “Controls and Procedures,” in this Annual Report on Form 10-K, the material weakness related to revenue recognition has been remediated and no longer exists as of December 31, 2025. However, the material weaknesses associated with IT general controls and business process controls related to inventory valuation and the financial statement close process were not remediated as of December 31, 2025. Based on these unremediated material weaknesses, the Company’s management concluded that at December 31, 2025, the Company’s internal control over financial reporting was not effective.

We continue to implement measures designed to remediate the identified material weaknesses. The measures include (i) incorporating the use of automated workflows to manage the granting and monitoring of access within IT systems relevant to the preparation of our financial statements, (ii) redesigning existing controls with additional attribute the presume IT risk relevant to the control, (iii) reassessing the operating effectiveness of our business process-level controls related to inventory valuation and financial statement close process and (iv) assessing the frequency of our control monitoring activities to ensure that they are conducted in a timely manner.

We will continue to monitor the design and operating effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate. While we are undertaking efforts to remediate these material weaknesses, the material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and management concludes, through testing, that these controls are operating effectively. We may also conclude that additional measures are required to remediate the material weaknesses in our internal control over financial reporting.

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

The enactment of legislation implementing changes in taxation of international business activities, the adoption of other corporate tax reform policies, or changes in tax legislation or policies, or interpretations thereof, could materially impact our financial position and results of operations. For example, the enactment of the One Big Beautiful Bill Act (the “OBBBA”) in the United States introduced significant changes to corporate and international tax rules, including adjustments to deductions, expensing provisions, and foreign income calculations. These changes may affect our effective tax rate and require modifications to our tax planning strategies.

Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many tax jurisdictions where we have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny, and tax reform legislation is being proposed or enacted in a number of jurisdictions. There is no assurance that our actual income tax liability will not be materially different than what is reflected in our income tax provision or benefit and accruals as a result of changes in tax laws.

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

Due to the large scale of our international business activities, any substantial changes in international corporate tax policies, enforcement activities or legislative initiatives—such as those introduced under the OBBBA—may materially adversely affect our business, the amount of taxes we are required to pay and our financial condition and results of operations generally.

Our ability to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code, and it is possible that certain transactions or a combination of certain transactions may result in material additional limitations on our ability to use our net operating loss and tax credit carryforwards.

Section 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50 percentage points of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term, tax-exempt rate and the value of the company’s stock immediately before the ownership change. We may be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability. Federal net operating losses generated after December 31, 2017, are not subject to expiration and generally may not be carried back to prior taxable years except that, under the Coronavirus Aid, Relief, and Economic Security Act, net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Additionally, for taxable years beginning after December 31, 2020, the deductibility of such deferred net operating losses is limited to 80% of our taxable income in any future taxable year.

Risks Related to Government Regulation

Risks Related to Regulations and Compliance

We are subject to export and import control laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws and regulations.

We are subject to U.S. export controls and sanctions regulations that restrict the shipment or provision of certain products and services to certain countries, governments, and persons, including those administered by the Bureau of Industry and Security (“BIS”). While we take precautions to prevent our products and services from being exported in violation of these laws, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. We believe that, in the past, we and our subsidiaries may have exported certain products without a required export license in apparent violation of U.S. export control laws. As a result, we have submitted to the U.S. Department of Commerce’s Bureau of Industry and Security various notices of voluntary self-disclosure concerning potential violations. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. We may also be adversely affected through other penalties, reputational harm, loss of access to certain markets, or otherwise.

Complying with export control and sanction regulations may be time-consuming and may result in the delay or loss of sales opportunities or impose other costs. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could result in our decreased ability to export or sell certain products to existing or potential customers in affected jurisdictions. Additionally, geopolitical tensions and heightened regulatory scrutiny could lead to delays in obtaining BIS licenses, which may postpone exports and disrupt our ability to meet customer demand.

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

Investor advocacy groups, institutional investors, investment funds, market participants, and other stakeholders have increasingly focused on sustainability or Environmental, Social, and Governance (“ESG”) practices, including those related to climate change. The European Union has emerged as a key driver of ESG regulation through initiatives such as the Corporate Sustainability Reporting Directive and Regulation (EU) 2020/852 of the European Parliament and of the Council of 18 June 2020, which imposed detailed disclosure and compliance requirements on companies operating in or doing business with the European Union (“EU”). These frameworks aim to standardize sustainability reporting and align corporate activities with climate and social objectives, increasing scrutiny on companies’ ESG performance.

If our ESG practices do not meet evolving investor, regulatory, or industry expectations, our reputation, investor confidence, and employee retention may be negatively impacted. Any sustainability disclosures we make may include policies and practices on corporate governance, environmental compliance, employee health and safety, human capital management, product quality, supply chain management, and workforce inclusion. Stakeholders may not be satisfied with our ESG practices or the pace of adoption, or we may fail to communicate them effectively. Compliance with emerging ESG regulations, including the EU requirements, could result in additional costs and resource commitments for monitoring, reporting, and assurance. Investors may also refrain from investing in us based on their assessment of our ESG approach.

In addition, we face physical risks associated with climate change, including flooding, severe storms, wildfires, droughts, and extreme temperatures, which could disrupt manufacturing and supply chains, increase costs, and impair our ability to meet customer demand. To date, we have not experienced material losses or operational disruptions related to climate change and we do not anticipate that these risks will have a material impact to our Company in the near term. However, future events could materially impact our business.

Health care reform measures could adversely affect our business.

Health care reform measures could adversely affect our business. Efforts by governmental and third-party payors to contain or reduce health care costs may negatively impact pharmaceutical and biotechnology companies, including ours. Legislative and regulatory proposals in the United States and abroad continue to seek changes to health care systems that could affect our ability to sell products profitably.

The Patient Protection and Affordable Care Act (the “ACA”), as amended, substantially changed how health care is financed by governmental and private insurers. More recently, the OBBBA enacted in July 2025 includes provisions that significantly reduce federal health care spending, impose new Medicaid eligibility restrictions, and introduce work requirements. These measures are expected to reduce coverage for millions of individuals and may alter reimbursement dynamics for drugs and biologics. Such changes could limit pricing flexibility and reduce demand for certain therapies.

The Trump administration has prioritized cost containment and deregulation, including proposals to expand price transparency, encourage importation of lower-cost drugs, and promote competitive bidding for Medicare and Medicaid programs. In addition, litigation and legislative efforts to repeal or modify provisions of the Inflation Reduction Act of 2022 (the “IRA”), including Medicare drug price negotiation authority, remain ongoing. Future actions could accelerate these changes or introduce new pricing controls.

Federal and state governments continue to pursue measures such as price caps, rebate requirements, and restrictions on marketing practices. Regional health authorities and hospitals increasingly use competitive bidding to select suppliers, which may further pressure pricing and reduce demand for our products. Additional reforms at the federal or state level are likely and could materially and adversely affect our business, financial condition, results of operations, and prospects.

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

Despite the implementation of security measures, our internal computer systems and those of our customers, collaborators cloud-based platform service providers, and other contractors are vulnerable to damage from unauthorized access and from cyber-attacks, such as computer viruses, malware, ransomware, phishing, denial-of-service attacks, wrongful conduct by employees or other insiders, attacks facilitated by use of artificial intelligence, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. We have in the past experienced threats and security incidents related to our data and systems, and we may in the future experience other threats, compromises, breaches, or incidents. A cyber-attack or other security incident or compromise could cause interruptions in our operations and could result in a material disruption of our business operations, damage to our reputation or a loss of revenues.

In the ordinary course of our business, we collect and store sensitive data, including, among other things, personally identifiable information about our employees, intellectual property, and proprietary business information. In addition, we could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees, and company and vendor confidential data. Like other companies, we have on occasion experienced, and believe we will continue to experience, data security incidents involving access to company data or other threats to our data and systems. As previously disclosed, recent cybersecurity incidents and compromises affecting similarly situated companies, including an incident that affected us in 2024, suggest that the risk of such events is significant, even if data protection and security measures are implemented and enforced. Moreover, the risks posed by widespread adoption of artificial intelligence have impacted the attack surfaces targeted by threat actors. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged.

We could be required to expend significant amounts of money and other resources to respond to these threats or breaches, and to repair or replace information systems or networks and could suffer financial loss or the loss of valuable confidential information. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely and there can be no assurance that any measures we take will prevent cyber-attacks or cybersecurity incidents or compromises that could adversely affect our business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.

Changes in laws and regulations governing the privacy and protection of data and personal information could adversely affect our business.

We are subject to data privacy and security laws and regulations in various jurisdictions that apply to the collection, transmission, storage, security and use of personal data, which among other things, impose significant compliance obligations. Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and security of personal information. These laws and regulations continue to change and evolve and are increasing in breadth and impact.

For example, with respect to the collection and processing of personal data relating to the EU, European Economic Area (“EEA”) and United Kingdom (“UK”), we are subject to the EU General Data Protection Regulation (the “EU GDPR”), the UK General Data Protection Regulation (“UK GDPR”), as well as applicable data protection laws in effect in the Member States of the EEA and in the UK (including the UK Data Protection Act 2018) which govern the processing of personal data in connection with (a) the offering of goods or services to/the monitoring of the behavior of individuals in the UK and EEA; or (b) the activities of our establishments in the UK and any EEA Member State. The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. In this Form 10-K, “GDPR” refers to both the EU GDPR and the UK GDPR, unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including imposing special requirements in respect of the processing of health and other sensitive data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, limiting retention periods for personal data, creating mandatory data breach notification requirements in certain circumstances, and requiring that certain measures (including contractual requirements) are put in place when engaging third-party service providers. The GDPR also imposes strict rules on the transfer of personal data to countries outside of the UK and EEA that do not ensure an adequate level of protection, including the United States in certain circumstances, unless derogation exists or a valid GDPR transfer mechanism. For example, the European Commission approved Standard Contractual Clauses and the UK International Data Transfer Agreement or Addendum have been put in place, and transfer impact assessments conducted. Any inability to transfer personal data from the UK or EEA to the United States in compliance with data protection laws may impede our operations and may adversely affect our business and financial position. In 2025, the Data (Use and Access) Bill (“DUA Act”) passed both Houses of UK Parliament and received Royal Assent. The DUA Act alters requirements for international data transfers and marks a shift in the UK’s approach to data protection. Future UK laws and regulations and their interaction with those of the EEA could add legal risk, uncertainty, complexity, and cost to our handling of European personal data and our privacy and security compliance programs, and could require us to implement different compliance measures for the UK and EEA. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States and the UK may result in fines up to €20 million (17.5 million for the UK GDPR) or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with Member States’ supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Complying with these European data protection laws may impose significant costs or otherwise require us to divert resources or implement changes to our business processes, and any actual or perceived non-compliance could result in significant penalties, claims and reputational damage.

Additionally, we face risks from evolving and uncertain privacy standards in our industry. Numerous states have now passed comprehensive privacy laws and regulations. For example, the California Consumer Privacy Act (“CCPA”) is a comprehensive privacy law that creates individual privacy rights and increased privacy and security obligations on businesses handling the personal data of California residents. The CCPA requires covered businesses to provide certain disclosures to consumers about data collection, use and sharing practices, to allow California residents to opt out of certain sales and disclosures of personal information, and to opt out of certain uses of sensitive personal information, including health information. The law also created a new regulatory agency in California, called CalPrivacy, and that agency’s finalized and proposed regulations are continuing to change the standard of privacy protection we are required to meet. Numerous other states have passed similar consumer privacy laws that are or will be implemented and enforced by various state regulators, creating a complicated national patchwork. Like the CCPA, these laws grant consumers rights in relation to their personal information and impose new obligations on regulated businesses, including, in some instances, broader data security requirements.

In addition, federal and state legislators and regulators are imposing new and heightened protections for health and other sensitive information that could impact our business. For example, the Federal Trade Commission (“FTC”) has imposed stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information, and has expanded the application of its Health Breach Notification Rule. Through executive and legislative action, the federal government has also taken steps to restrict data transactions involving certain sensitive data categories – including health data, genetic data, and biospecimens – with persons affiliated with China, Russia, and other countries of concern through the Department of Justice’s January 8, 2025 rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons.” Furthermore, some states have proposed or enacted legislation specifically focused on health privacy, such as Washington’s My Health My Data Act, and similar statutes in Nevada and Connecticut. The My Health My Data Act went into effect in March 2024 and requires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion, and provides for robust enforcement mechanisms, including enforcement by the state attorney-general and by litigants through a private right of action for consumer claims. Other states have enacted or proposed laws focused on genetic privacy. These current and future data privacy laws and regulations may require us to modify our data collection or processing practices and policies, incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement, reputational damage, and/or litigation. Furthermore, the number of government investigations and enforcement actions related to data security incidents and privacy violations, with a specific focus on online data sharing, continue to increase and government investigations typically require significant resources and generate negative publicity, which could harm our business and our reputation.

Our customers may also be subject to different privacy laws, rules and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our collection, use, processing, storage, security, sharing and disclosure of information. As we expand our customer base, these requirements may vary from customer to customer, further increasing the cost of compliance and doing business.

The use of new and evolving technologies, such as artificial intelligence (“AI”), in our offerings may present risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

We plan to build and integrate AI into our business practices, and the evolving nature of AI technologies and the surrounding legal and regulatory environment presents risks and uncertainties that could affect our business. The use of AI technology can give rise to intellectual property risks, including the disclosure or compromise of our confidential information or other proprietary intellectual property through the use of generative artificial intelligence tools. AI could also pose cybersecurity, data privacy, IT, regulatory, legal, operational, competitive, reputational, and other risks and challenges that could affect our business. Specifically, risks related to bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks such as model poisoning or data poisoning, surveillance, data leakage, loss of consensus reality, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. Additionally, we expect to see increasing government regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, in the U.S., a number of states have proposed or passed dozens of laws over the past year regulating various uses and applications of AI and AI governance, including addressing deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on enforcement of certain state-level AI regulation, including through a December 11, 2025 Executive Order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork that may be litigated in state and federal courts. In Europe, the EU’s Artificial Intelligence Act (“AI Act”) began its implementation August 1, 2024 with a large portion scheduled to come into effect in August 2026. As currently enacted, the AI Act, which may now be amended as part of the EU’s Digital Omnibus imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or deploy AI systems that are governed by these laws and regulations, we may be required to implement higher standards of data quality, transparency, and human oversight, and adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. Even in the absence of dedicated AI laws and regulations, we may be subject to novel legal and business risks relating to our adoption of these new technologies. Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the unauthorized access, theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

Risks Related to Our Products and Technology

Risks Related to Our Intellectual Property

If we are unable to obtain or maintain our intellectual property, we may not be able to succeed commercially.

We strive to identify and maintain trade secrets and pursue strategic global patent protection in order to protect our products and processes from unauthorized use, and to produce a financial return consistent with the significant time and expense required to bring our products to market and continue to be competitive in our technical fields.

We consider trade secrets, know-how and other forms of confidentiality protection to be among the most important elements of our proprietary position as it relates to many of the products that currently account for a majority of our revenue. We also own or have exclusive rights to a global portfolio of patents and pending patent applications. Our success depends, in part, on our ability to:

•
preserve the confidentiality of our trade secrets, know-how and confidential information;
•
operate without infringing the proprietary rights of third parties;
•
obtain and maintain global patent protection for our products and processes; and
•
secure licenses from others on acceptable terms.

Though we continue to pursue patent protection, we cannot guarantee that any patent applications will issue on a timely basis, if ever. Even if patents are issued, the degree of protection afforded by such patents will depend upon the:

•
scope of the patent claims; and
•
validity and enforceability of the patent claims.

While we own or have exclusive patent rights directed towards Protein A, other patent grants directed towards Protein A have expired or have been invalidated in litigation proceedings, and as a result, we may face increased competition, which could harm our results of operations, financial condition, cash flow and future prospects.

Other companies could begin manufacturing and selling native or some of the commercial forms of recombinant Protein A in the United States and may directly compete with us on certain Protein A products. This may induce us to sell Protein A at lower prices and may erode our market share, which could adversely affect our results of operations, financial condition, cash flow and future prospects.

Our freedom to develop, manufacture or sell products may be challenged by others, and we may engage in litigation which, if we do not prevail, could harm our business, results of operations, financial condition, cash flow and future prospects.

Though we are not currently involved in any ongoing litigation or other proceeding regarding intellectual property, litigation or other proceedings may be necessary to assert claims of infringement or misappropriation, to enforce patents issued to us or our licensors, to protect trade secrets, know-how or other intellectual property rights we own or to determine the scope and validity of the proprietary rights of third parties. Such litigation could result in adverse judgments, substantial costs to us, and diversion of our resources. An adverse outcome in any such litigation or proceeding could have a material adverse effect on our business, financial condition, and results of operations. Notably, we or our collaborative or strategic partners may be enjoined from manufacturing or selling our products and services without a license from the other party and be held liable for damages.

Relatedly, certain foreign patent applications may be subject to opposition proceedings brought by third parties, which may be costly and result in loss of protection.

We may become involved in patent litigation or other intellectual property-related proceedings, including the following situations:

•
We may initiate litigation or other proceedings against third parties to seek to invalidate the patents held by such third parties or to obtain a judgment that our products or services do not infringe on such third parties’ patents.
•
We may initiate litigation or other proceedings against third parties to seek to enforce our patents against infringers.
•
We may defend against third party infringement or misappropriation claims involving our processes or products.
•
We may initiate litigation or other proceedings against third parties who misappropriate trade secrets or otherwise breach confidentiality obligations.

Uncertainties due to pending patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time, attention and resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Governance Related to Cybersecurity Risks

Our Board of Directors (the “Board”) holds overall oversight responsibility for the Company’s strategy and risk management, including in relation to cybersecurity risks. Our Board exercises its oversight function through the Audit Committee, which oversees the management of risk exposure across various areas, including data security risks, in accordance with its charter. The Audit Committee receives quarterly reports from our Chief Information Officer (“CIO”) on the status of the Company’s cybersecurity program, including measures implemented to monitor and address cybersecurity risks and threats, as appropriate.

The Company has an enterprise risk management committee (“ERMC”) that is composed of senior management, including the CIO and other senior executives. The ERMC monitors and oversees risk areas that could have a high impact on the business, and cybersecurity is currently one of the ERMC’s priority focus areas. The ERMC reports on our top identified risks and steps to address those risks to the full Board on a semi-annual basis.

At the management level, our Senior Director of Cyber Security and IT Risk Management is primarily responsible for leading our cybersecurity strategy for assessing and managing material risks from cybersecurity threats. He has over 20 years of cybersecurity experience across a wide array of industries, specializing in enterprise security strategy, regulatory compliance and building high-performing cyber programs that support global business operations. Our Senior Director of Cyber Security and IT Risk Management reports directly to our CIO, who is a member of our leadership team and reports to our Chief Financial Officer. Our current CIO has over 29 years of global IT leadership experiences across diverse industries and has spent the last 15 years in the Life Sciences and Health Care sectors. He is responsible for driving the organizations technology strategy, driving innovation, optimizing IT operations, protecting the company's assets, and optimizing business productivity. He is accountable for setting the directional security strategy and continuous improvement plans. He brings a wealth of experience leading and partnering with legal, compliance and audit teams, and leading cybersecurity and enterprise risk management teams.

We also work with a managed security service provider to monitor for vulnerabilities and threats. The service provider has the authority to take remedial actions for critical and high vulnerabilities, which are reported to the Cyber Security and Risk Management Team, and where appropriate, to the CIO and other members of senior management. We engage employees in our cybersecurity efforts through quarterly mandatory security and awareness training as well as monthly simulated phishing campaigns. We also conduct specific training and tabletop exercises for key personnel involved in cybersecurity risk management.

Cybersecurity Risk Management and Strategy

We maintain a cybersecurity program, which is informed by industry standards, that includes processes for identification, assessment, and management of cybersecurity risks and which is integrated into our larger enterprise-wide risk management program. We conduct periodic risk assessments, including support from external vendors, to assess our cyber program, identify areas of enhancement, and develop strategies for the mitigation of cyber risks. We also conduct regular security penetration testing and have established a vulnerability management process supported by security testing, to treat identified security risks based on severity. Third parties that access, process, collect, share, create, store, transmit or destroy our information or have access to our systems may have additional contractual controls.

Our Cyber Security and Risk Management Team is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks through various means, including leveraging managed security service providers and other third-party security software and technology services. In addition, we institute processes and technologies for the monitoring of security alerts from internal parties and external resources, including from information security research sources. We also have implemented processes and technologies for network monitoring and data loss prevention.

We do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected us, our business strategy, results of operations or financial condition. There is no guarantee that future incidents will not have a material impact on our business strategy, results of operations, or financial condition in the future. Refer to Part I, Item 1A, “Risk Factors,” included in this Annual Report on Form 10-K for more information.

ITEM 2. PROPERTIES

Our material office, manufacturing and warehouse leases are detailed below:

Location	Square Feet	Principal Use	Lease Expiration
Waltham, Massachusetts	182,243	Corporate headquarters, manufacturing, research and development, marketing and administrative offices	31-Oct-30
Rancho Dominguez, California	126,267	Manufacturing, research and development, marketing and administrative operations	15-Jul-35
Shrewsbury, Massachusetts	138,969	Warehouse	31-Jan-34
Marlborough, Massachusetts	130,700	Manufacturing operations	30-Nov-33
Toulouse, France	79,868	Manufacturing and administrative operations	31-Mar-32
Jüri, Estonia	75,726	Office, manufacturing and storage space	13-Mar-34
Lund, Sweden	65,240	Manufacturing and administrative operations	31-Dec-26
Hopkinton, Massachusetts	64,000	Manufacturing, assembly site	13-Jul-34
Bridgewater, New Jersey	57,739	Manufacturing and administrative operations	30-Nov-34
Waterford, Ireland	41,928	Manufacturing, administrative operations and assembly site	19-May-34
Clifton Park, New York	34,386	Manufacturing operations	30-Nov-29
Lebanon, New Hampshire	31,313	Research and development and administrative operations	31-Jul-26

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

Stockholders and Dividends

As of February 20, 2026, there were 198 stockholders of record of our common stock. We have not paid any dividends since our inception and do not intend to pay any dividends on our common stock in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations. Any future determination as to the payment of dividends will be at the sole discretion of our Board of Directors (the “Board”) and will depend on our financial condition, results of operations, capital requirements and other factors the Board deems relevant.

Equity Compensation Plan Information

Information regarding our equity compensation plans and securities authorized for issuance thereunder is set forth under Part III, in this Annual Report on Form 10-K.

Stock Performance Graph

The graph below matches Repligen Corporation’s cumulative five-year total shareholder return on common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Repligen Corporation, the NASDAQ Composite Index
and the NASDAQ Biotechnology Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/20
12/21
12/22
12/23
12/24
12/25
Repligen Corporation
NASDAQ Composite
NASDAQ Biotechnology

Issuer Purchases of Equity Securities

In June 2008, the Board authorized a program to repurchase up to 1.25 million shares of our common stock to be repurchased at the discretion of management from time to time in the open market or through privately negotiated transactions (the “2008 Share Repurchase Program”). The 2008 Repurchase Program has no set expiration date and may be suspended or discontinued at any time. We did not repurchase any shares of common stock under the 2008 Repurchase Program during the year ended December 31, 2025. In prior years, we repurchased a total of 592,827 shares, leaving 657,173 shares remaining under this authorization.

In December 2023, the Board authorized and approved a stock repurchase of up to $25.0 million of the Company's common stock (the “Share Repurchase Program”) concurrent with the issuance of $600.0 million aggregate principal amount of its 2023 Notes. During the years ended December 31, 2025 and 2024, the Company did not repurchase any shares of common stock under the Share Repurchase Program. During the year ended December 31, 2023, the Company used $14.4 million of the proceeds from the issuance of the 2023 Notes to repurchase 92,090 shares at a price of $156.22, including transaction costs, to offset the impact of dilution from the issuance of 2023 Notes and equity compensation programs as well as to reduce its outstanding share count. We have elected to retire the shares repurchased to date under the 2023 Share Repurchase Program. Retired shares become part of the pool of authorized but unissued shares.

During the three months ended December 31, 2025, we did not purchase any of our registered securities.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information pertaining to fiscal years 2024 and 2023 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, on pages 39 through 52 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on March 14, 2025.

Repligen and its subsidiaries, collectively doing business as Repligen Corporation (“Repligen”, “we”, “our”, or “the Company”) is a global life sciences company that develops and commercializes highly innovated bioprocessing technologies and systems that increase efficiencies and flexibility in the process of manufacturing biological drugs.

As the overall market for biologics continues to grow and expand, our customers – primarily large biopharmaceutical companies and contract development and manufacturing organizations (“CDMOs”) and other life sciences companies (integrators) – face critical production cost, capacity, quality and time pressures. Our products help enable customers to address these concerns, both accelerating development and improving yields. We are committed to inspiring advances in bioprocessing as a trusted partner in the production of critical biologic drugs – including monoclonal antibodies (“mAbs”) and mAb derivatives like antibody drug conjugates, recombinant proteins, RNA-based therapeutics and vaccines and cell and gene therapies – that are improving human health worldwide. For more information regarding our business, products and acquisitions, see above sections in Part I, Item 1. "Business", included in this Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures require us to make estimates, assumptions and judgments. We believe the accounting policies described below, some of which require estimates, assumptions and judgments, have the greatest potential impact on our financial statements and related disclosures. Therefore we consider these to be our critical accounting policies. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. See Note 2, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements, included within Part IV, Item 15, “Exhibits and Financial Statement Schedules”, in this Annual Report on Form 10-K.

Revenue recognition

We generate revenue from the sale of bioprocessing products, equipment devices, and related consumables used with these equipment devices to customers in the life science and biopharmaceutical industries. Under Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring those products or services to customers (“transaction price”). To the extent the transaction price includes variable consideration, such as sales rebates, we estimate the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available.

Inventories

We value inventory at cost or, if lower, net realizable value, using the first-in, first-out method. We review our inventory at least quarterly and record a provision for excess and obsolete inventory based primarily on historical consumption patterns, our estimates of expected future sales volume and expiration dates of raw materials, work-in-process and finished products. We write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of goods sold in our consolidated statements of comprehensive income or loss. Manufacturing of bioprocessing finished goods is done to order and tested for quality specifications prior to shipment.

A change in the estimated timing or amount of demand for our products could result in additional provisions for excess inventory quantities on hand. In addition, significant unanticipated changes in demand or unexpected quality failures could have a significant impact on the value of inventory and reported operating results.

Business combinations

Total consideration transferred for acquisitions is allocated to the tangible and intangible assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of comprehensive income or loss.

Fair value of contingent consideration includes estimates and judgments made by management regarding the probability that future contingent payments will be made and the extent of payments to be earned in excess of defined minimum sales thresholds and achievement of defined milestones. To the extent that our estimates change in the future regarding the likelihood of achieving these targets, we may need to record material adjustments to our accrued contingent consideration. Such changes in the fair value of contingent consideration are recorded as contingent consideration in our consolidated statements of comprehensive income or loss.

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

Intangible assets

Intangible assets with a definite life are amortized over their useful lives using the straight-line method and the amortization expense is recorded within cost of goods sold, research and development, and selling, general and administrative expense in the consolidated statements of comprehensive income or loss. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist, that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its definite-lived intangible assets are recoverable at December 31, 2025.

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

Recent Accounting Pronouncements

For more information about recent accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies”, included within Part IV, Item 15, “Exhibits and Financial Statement Schedules”, in this Annual Report on Form 10-K.

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and the related footnotes, included within Part IV, Item 15, “Exhibits and Financial Statement Schedules”, in this Annual Report on Form 10-K. All dollar and percentage changes made herein refer to the year ended December 31, 2025, compared with the year ended December 31, 2024, unless otherwise noted.

Revenues

Total revenues were comprised of the following:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Amounts in thousands)
Revenue:
Product	$737,960	$634,178	$103,782	16.4%
Royalty and other revenue	296	261	35	13.4%
Total revenue	$738,256	$634,439	$103,817	16.4%

Product revenue

We are continuously focused on selling our products directly to customers in the life sciences and pharmaceutical industries, including CDMOs. These direct sales have represented 90.8% of our total product revenue during 2025 compared to 89.7% of our total product revenue in 2024. Sales of our bioprocessing products can be impacted by the timing of large-scale production orders which may result in significant quarterly fluctuations.

Product revenues were comprised of the following:

	Year Ended December 31,
	2025	2024
	(Amounts in thousands)
Filtration products	$402,792	$372,963
Chromatography products	153,176	122,810
Process analytics products	81,237	59,301
Proteins products	97,435	74,425
Other	3,320	4,679
Total product revenue	$737,960	$634,178

Revenue from the sale of our products which make up our filtration, chromatography, process analytics and proteins franchises comes from the sale of a number of products as described in Part I, Item 1. “Business - Our Products” of this report.

In 2025, product revenue increased by $103.8 million, or 16.4% , compared to 2024. This growth is widespread across our portfolio of products and includes significant contributions from all our franchises. Geographically, product revenue increased 15.7% in North America, 16.0% in Europe and 19.3% in Asia Pacific and the rest of the world. Related to our acquisitions, products acquired from

908 Devices contributed $9.3 million in revenue during the year ended December 31, 2025. In addition, the year ended December 31, 2024 included $11.5 million of COVID-19 related sales.

Royalty and other revenue

Royalty and other revenue for all periods presented relate to royalties received from a third-party systems manufacturer associated with our OPUS® chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partners.

Costs and operating expenses

Total costs and operating expenses for the years ended December 31, 2025 and 2024 were comprised of the following:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Amounts in thousands)
Cost of goods sold	$352,011	$359,794	$(7,783)	(2.2)%
Research and development	54,177	43,200	10,977	25.4%
Selling, general and administrative	290,508	263,368	27,140	10.3%
Change in fair value of contingent consideration	(13,607)	3,191	(16,798)	(526.4)%
Total costs and operating expenses	$683,089	$669,553	$13,536	2.0%

Cost of goods sold

In 2025, cost of goods sold decreased $7.8 million, or 2.2%, compared to 2024. The decrease in cost of goods sold is primarily due to lower costs related to scrap, excess and obsolete inventory and restructuring activities in 2025, compared to those incurred in 2024. Restructuring relates to activities to simplify and streamline our organization and strengthen the overall effectiveness of our operations. These decreases were partially offset by higher export duties, direct material and labor costs.

In 2025, gross margin was 52.3%, compared to 43.3% in 2024. The increase in gross margin resulted from the decrease in cost of goods sold as described above.

See Note 5, “Restructuring Activities and Other Inventory-Related Charges” in the notes to the consolidated financial statements, included within Part IV, Item 15, “Exhibits and Financial Statement Schedules”, in this Annual Report on Form 10-K, for more detail.

Research and development expenses

Research and development expenses (“R&D”) expenses are related to the development of products supporting bioprocessing operations, which include personnel compensation, supplies and other research expenses. Due to the fact that these various programs share personnel and fixed costs, we have not provided historical costs incurred by project.

In 2025, R&D expenses increased $11.0 million, or 25.4%, compared to 2024. The increase in R&D costs is primarily driven by the 908 Devices PAT Portfolio and Tantti acquisitions, which have been included in our consolidated results of operations since the acquisition dates of March 2025 and December 2024, respectively.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts. It also includes legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

In 2025, SG&A costs increased $27.1 million, or 10.3%, compared to 2024. The increase in SG&A is primarily driven by an investment in personnel costs to support growth, increased headcount, and incremental professional services, primarily driven by our acquisition and integration activities. These increases were partially offset by the incremental stock-based compensation expense incurred during 2024 associated with the modification of our former Chief Executive Officer’s (“CEO”) unvested equity awards in connection with their transition from CEO to Executive Chair of our Board of Directors. See Note 11, “Stockholders' Equity” included within Item 15, “Exhibits and Financial Statement Schedules”, in this Annual Report on Form 10-K for more information.

Contingent consideration

Change in fair value of contingent consideration represents the change in fair value of the obligation included in current and noncurrent contingent consideration on the consolidated balance sheets as of the end of each period. Remeasurement of the contingent consideration obligation is done each quarter and the carrying value of the obligation is adjusted to the current fair value through our condensed consolidated statements of comprehensive income. The changes during 2025 compared to 2024 were related to revisions to the amount and expected timing of future revenues underlying certain contingent payments and a change in market inputs used to calculate the discount rate.

Other income, net

The table below provides detail regarding our other income, net:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Amounts in thousands)
Investment income	$27,574	$35,827	$(8,253)	(23.0)%
Interest expense	(21,513)	(20,731)	(782)	3.8%
Amortization of debt issuance costs	(1,660)	(1,843)	183	(9.9)%
Other income (expense), net	2,815	(5,174)	7,989	(154.4)%
Other income, net	$7,216	$8,079	$(863)	(10.7)%

Investment income

Investment income includes income earned on cash, cash equivalents and marketable securities. Our investment income decreased $8.3 million in 2025, compared to 2024 due to a reduction in interest rates and varying average cash and marketable securities balances during the period. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Interest expense

Interest expense increased $0.8 million in 2025, compared to the same period of 2024. Interest expense includes contractual coupon interest on our outstanding convertible notes and the associated accretion of the discount. The discount is being accreted into interest expense using the effective interest method over the term of the 2023 Notes, as defined below. See Note 13, “Convertible Senior Notes” in the notes to the consolidated financial statements, included within Part IV, Item 15, “Exhibits and Financial Statement Schedules”, in this Annual Report on Form 10-K for more detail.

Amortization of debt issuance costs

Transaction costs related to the issuance of the 2019 Notes and the 2023 Notes, as defined below, are amortized and recorded within amortization of debt issuance costs on the consolidated statements of comprehensive income.

Other income (expense), net

Other income (expense), net increased $8.0 million in 2025, compared to the same period in 2024. Other income (expense), net primarily includes the changes in foreign currency transaction gains and losses, revaluation impact of intercompany loans with subsidiaries and unrealized and realized impacts of foreign exchange forward contracts.

Income tax provision (benefit)

Income tax provision (benefit) was as follows:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(Amounts in thousands)
Income tax provision (benefit)	$13,489	$(1,521)	$15,010	(986.9)%
Effective tax rate	21.6%	5.6%

For year ended December 31, 2025, we recorded an income tax provision of $13.5 million. The effective tax rate was 21.6% for 2025 and is based upon the income for the year ended December 31, 2025 and the composition of income in different jurisdictions.

The difference in effective tax rates between the periods was primarily due to the increase in income before income taxes, nontaxable contingent consideration, lower nondeductible stock-based compensation and an increase in valuation allowance offset by stock windfall tax benefits. Our effective tax rate for the year ended December 31, 2025 was more than the U.S. statutory rate of 21% primarily due to an increase in valuation allowance offset by nontaxable contingent consideration and stock windfall tax benefits.

On July 4, 2025, the United States enacted into law new tax legislation, the One Big Beautiful Bill Act (“OBBBA”), which contains several provisions modifying the corporate income tax code such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, updates to the international tax framework and the reinstatement of certain business-related provisions. The legislation has multiple effective dates, with provisions taking effect from 2025 through 2027. The changes effective in 2025 are included in our provision for income taxes for the year ended December 31, 2025 and were not material. We do not expect the OBBBA to have a material impact on our consolidated financial statements or results of operations in future periods.

See Note 10, “Income Taxes” in the notes to the consolidated financial statements, included within Part IV, Item 15, “Exhibits and Financial Statement Schedules”, in this Annual Report on Form 10-K for more detail.

Liquidity and Capital Resources

We have financed our operations primarily through revenues derived from product sales, and the issuance of notes and public offerings. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue.

At December 31, 2025, we had cash, cash equivalents and marketable securities of $767.6 million compared to cash and cash equivalents of $757.4 million at December 31, 2024.

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

The 2023 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 1.00% per year and have an effective interest rate of 4.39%. Interest is payable semi-annually in arrears on each of June 15 and December 15, which commenced on June 15, 2024. The 2023 Notes will mature on December 15, 2028, unless earlier redeemed, repurchased or converted. During the fourth quarter of 2025, the closing price of the Company’s common stock did not exceed 130% of the conversion price of the 2023 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the 2023 Notes are not convertible at the option of the holders of the 2023 Notes during the first quarter of 2026, the quarter immediately following the quarter when the conditions are met, as stated in the indenture governing the 2023 Notes.

Cash flows

	Year Ended December 31,		Increase (Decrease)
	2025	2024	$ Change
	(Amounts in thousands)
Cash provided by (used in)
Operating activities	$117,417	$175,394	$(57,977)
Investing activities	(298,474)	(86,383)	(212,091)
Financing activities	(15,205)	(82,902)	67,697
Effect of exchange rate changes on cash and cash equivalents	4,928	(77)	5,005
Net (decrease) increase in cash and cash equivalents	$(191,334)	$6,032	$(197,366)

Operating activities

For 2025, our operating activities provided cash of $117.4 million reflecting net income of $48.9 million and non-cash charges totaling $119.4 million primarily related to depreciation and amortization, stock-based compensation, right of use asset amortization, amortization of debt discount and issuance costs, contingent consideration fair value adjustments, net unrealized foreign exchange gains and deferred income taxes. The non-cash charges were partially offset by unfavorable changes in working capital of $50.9 million. Contributing to this was increases in accounts receivable of $17.2 million, due to timing of sales and collections from customers, increases in inventory of $14.9 million, to support revenue growth and future orders, increases in prepaid expenses and other assets of $9.3 million and decreases in operating lease liabilities of $15.5 million, due to normal course rent payments. These unfavorable changes in working capital were partially offset by increases in accounts payable and other accrued liabilities of $6.0 million, due to timing in payments to vendors.

For 2024, our operating activities provided cash of $175.4 million reflecting net loss of $25.5 million and non-cash charges totaling $140.0 million primarily related to depreciation and amortization, amortization of debt discount and issuance costs, contingent consideration fair value adjustments, deferred income taxes, stock-based compensation charges, loss on disposal of fixed assets, and right of use asset amortization. A decrease in inventory contributed $56.9 million to the positive change in working capital, of which $36.1 million was related to our previous restructuring activities and other inventory-related charges. Accounts payable and accrued expenses provided $19.0 million due to the timing of payments to vendors. Partially offsetting these favorable changes, accounts receivable increased $14.0 million due to timing of sales and receipts from customers.

Investing activities

Our investing activities consumed $298.5 million of cash in 2025, primarily due to $200.3 million in cash used for the purchase of marketable securities and $70.3 million, net of cash acquired, primarily used for the acquisition of the 908 Devices PAT Portfolio. Capital expenditures during 2025 consumed $25.7 million, inclusive of $2.2 million of capitalized costs related to our internal-use software.

Our investing activities consumed $86.4 million of cash in 2024, primarily due to $54.8 million in cash, net of cash acquired, used for the 2024 acquisition of Tantti Laboratory Inc. Capital expenditures consumed $29.9 million in 2024, including $4.2 million of capitalized costs related to our internal-use software for 2024. In addition, in November 2024, the Company amended the License Agreement (the “Daylight Agreement”) with DRS Daylight Solutions, Inc. (“Daylight”) to extend the License Agreement one additional year for a one-time payment of $3.0 million.

Financing activities

Our financing activities consumed $15.2 million of cash in 2025, which was driven by $8.8 million of cash disbursed related to the tax withholding obligation on vesting of restricted stock units and $9.5 million to settle the cash portions of the contingent consideration earnout obligations related to acquisitions from previous years. These cash outflows are partially offset by proceeds received from stock option exercises of $3.2 million.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2025:

		Payment due between
(Amounts in thousands)	Total	January 1, 2026 - December 31, 2026	January 1, 2027 - December 31, 2028	January 1, 2029 - December 31, 2030	January 1, 2031 and thereafter
Convertible Senior Notes (1)	$612,017	$6,000	$606,017	$—	$—
Contingent consideration (2)	$6,353	$5,049	$1,304	$—	$—
Operating leases (3)	$172,911	$27,619	$52,582	$49,553	$43,157
Purchase obligations (4)	$17,615	$7,166	$7,620	$2,829	$—

(1) Represents future interest and principal payments on the 2023 Notes. For further detail on the 2023 Notes, see Note 13, “Convertible Senior Notes“, in the notes to the consolidated financial statements, included within Part IV, Item 15, “Exhibits and Financial Statement Schedules”, in this Annual Report on Form 10-K.

(2) In connection with the acquisition of Tantti, we have an obligation to pay a maximum of $54.5 million (undiscounted) in contingent consideration earnout payments in cash over a three-year earnout period beginning January 1, 2025 and ending December 31, 2027. Amounts above represent the expected fair value we expect to pay for the obligation as of December 31, 2025. See Note 3, “Fair Value Measurements” and Note 4, “Acquisitions,” for additional information

(3) Represents future minimum lease payments under non-cancellable leases. For more information on our lease obligations, see Note 6, “Leases”, in the notes to the consolidated financial statements, included within Part IV, Item 15, “Exhibits and Financial Statement Schedules”, in this Annual Report on Form 10-K.

(4) Represents future payments for legally binding software and raw material purchase commitments.

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

Absent acquisitions of additional products, product candidates or intellectual property, we believe our current cash balances and future cash flow from operations are adequate to meet our cash needs for at least the next 24 months. We expect operating expenses in 2026 to increase as we continue to expand our bioprocessing business. We expect to incur continued spending related to the development and expansion of our bioprocessing product lines and expansion of our commercial capabilities for the foreseeable future. Our future capital requirements may include, but are not limited to, purchases of property, plant and equipment, the acquisition of additional bioprocessing products and technologies to complement our existing manufacturing capabilities, and continued investment in our intellectual property portfolio.

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

Net Operating Loss Carryforwards

At December 31, 2025, we had federal net operating loss carryforwards of $7.5 million, state net operating loss carryforwards of $15 million, and foreign net operating loss carryforwards of $27.4 million. The federal net operating loss carryforwards have unlimited carryforward periods and do not expire. The state net operating loss carryforwards will expire at various dates through 2045. Approximately $5.7 million of the foreign net operating loss carryforwards have unlimited carryforward periods and do not expire, while $21.7 million of the foreign net operating loss carryforwards will expire at various dates through 2034. We had federal and state business tax credit carryforwards of $7.1 million available to reduce future federal and state income taxes. The business tax credit carryforwards will expire at various dates through 2045. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service, state and foreign jurisdictions and may be limited in the event of certain changes in the ownership interest of significant stockholders.

Foreign Earnings

As of December 31, 2025, we have accumulated undistributed earnings generated by our foreign subsidiaries. We have not provided for taxes on outside basis differences of our foreign subsidiaries as it is not practicable and we have the ability and intent to indefinitely reinvest the undistributed earnings of our foreign subsidiaries, and there are no needs for such earnings in the United States that would contradict our plan to indefinitely reinvest.

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

Interest Rate Risk

We have historically held investments in commercial paper, United States (“U.S.”) treasury and government securities as well as corporate bonds and other debt securities. As a result, we have been exposed to potential loss from market risks that may occur as a result of changes in interest rates, changes in credit quality of the issuer or otherwise. As of December 31, 2025, our investment portfolio consists of cash, cash equivalents and marketable securities. Our cash equivalents consist primarily of money market mutual funds, including government and prime funds, and our marketable securities consist of U.S. treasury bills. As of December 31, 2025, total cash, cash equivalents and marketable securities are $767.6 million. Our money market mutual funds and U.S. treasury bills have short-term maturity periods that dampen the impact of market or interest rate risk. As a result, a hypothetical 100 basis point increase in interest rates would have no effect on our cash position as of December 31, 2025.

We manage our investment portfolio in accordance with our investment policy or approval by the Board of Directors. The primary objectives of our investment policy are to preserve principal, maintain a high degree of liquidity to meet operating and other needs, and obtain competitive returns subject to prevailing market conditions without significantly increasing risk.

Our Convertible Senior Notes due 2028 (the “2023 Notes”), carry a fixed interest rate of 1.00% per year. Since the 2023 Notes bear interest at a fixed rate, we have no financial statement risk associated with changes in rates relative to our debt instruments.

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

Although a majority of our contracts are denominated in U.S. dollars, 39.5% of total revenues were denominated in foreign currencies for the year ended December 31, 2025.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data required by Item 8 are set forth at the pages indicated in Item 15(a) below and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) and as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were not effective as of such date due to material weaknesses in our internal control over financial reporting, as described below.

(b) Report of Management on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors (the “Board”), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We acquired 908 Devices Inc.’s desktop portfolio of four devices (the “908 Devices PAT Portfolio”) on March 4, 2025 and the financial results of this acquisition are included in our audited consolidated financial statements from the date of acquisition through December 31, 2025. The Company's consolidated total assets as of December 31, 2025 includes $69.1 million from the 908 Devices PAT Portfolio acquisition and $9.3 million of associated revenue from the date of acquisition through December 31, 2025. As this acquisition occurred during 2025, the scope of our assessment of our internal control over financial reporting does not include this acquisition. This exclusion is in accordance with the Securities and Exchange Commission's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of such acquisition.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company identified the following material weaknesses in internal control over financial reporting:

1.
Management identified deficiencies related to the design and operating effectiveness of controls related to revenue recognition specific to the evaluation of accounting for contract terms (as originally reported in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023).
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

As further described below, the material weakness related to revenue recognition has been remediated and no longer exists as of December 31, 2025. Since the identification of the material weaknesses associated with IT general controls and business process controls related to inventory valuation and the financial statement close process, management has taken steps to remediate the material weaknesses as described below. While management believes it has made progress toward achieving effectiveness of our internal control over financial reporting, the material weaknesses associated with IT general controls and business process controls related to inventory valuation and the financial statement close process were not remediated as of December 31, 2025. Based on these unremediated material weaknesses, the Company’s management concluded that at December 31, 2025, the Company’s internal control over financial reporting was not effective.

Remediation of Previously Disclosed Material Weakness –

Revenue Recognition

•
During 2025, we designed and implemented enhanced internal controls over revenue recognition specific to the evaluation of accounting for contract terms. This included designing and implementing new internal controls to validate that there is a complete listing of revenue contracts and that non-standard terms within revenue contracts which require incremental accounting analysis under Accounting Standards Codification (“ASC”) 606 “Revenue from contracts with Customers” are identified; designing and implementing new internal controls to identify contract amendments and terminations, including amendments and terminations accounted for as contract modifications; enhancing and expanding our existing revenue recognition control procedures and attributes when evaluating the accounting impact of non-standard contract terms and contract modifications; and increasing education for internal resources on accounting for contracts within the scope of ASC 606 and deploying enablers to facilitate documentation of accounting analyses and conclusions. Based upon the successful execution of the remediation plan previously disclosed and the testing and evaluation of the operating effectiveness of internal controls over revenue recognition specific to the evaluation of accounting for contract terms, we have concluded this material weakness has been remediated and no longer existed as of December 31, 2025.

Remediation Plan – Material Weaknesses

As part of our ongoing commitment to strengthen our internal control over financial reporting, we have and will continue to implement remedial actions under the oversight of the Audit Committee of our Board to address the remaining material weaknesses.

IT General Controls - During the year ended December 31, 2025, our remediation activities included the following with respect to IT general controls:

•
Incorporating the use of automated workflows to manage the granting and monitoring of access within IT systems relevant to the preparation of our financial statements;
•
Redesigning existing controls with additional attributes to mitigate the presumed IT risk relevant to the control;
•
Assessing or modifying the frequency at which certain controls operate to contribute to more timely operation;
•
Improving the monitoring of certain elevated access to support the activity executed aligns with an approved business/IT need; and
•
Reinforcing the importance of IT system controls and improved oversight of the IT organization through the addition of new IT resources.

We continue to focus on the redesign of certain controls and the execution of controls that we worked to improve during fiscal year 2025 that did not operate for a sufficient period of time to demonstrate operating effectiveness as of December 31, 2025.

Business process-level controls related to inventory valuation and the financial statement close process - During the year ended December 31, 2025, our remediation activities included the following with respect to certain business process-level controls related to inventory valuation and the financial statement close process:

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

While all business process controls related to inventory valuation and the financial statement close process have been designed and implemented and we monitored and evaluated their effectiveness during 2025, some controls have not operated effectively for a sufficient period of time, as of December 31, 2025, to assert the material weaknesses have been remediated.

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

Our CEO and CFO have certified that, based on their knowledge, our consolidated financial statements and other financial information included in this Annual Report on Form 10-K for the year ended December 31, 2025, fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an unqualified opinion on our consolidated financial statements and has issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025.

(c) Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, which audited the financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025, which is included immediately following Item 9A. Controls and Procedures, in this Annual Report on Form 10-K.

(d) Changes in Internal Control Over Financial Reporting

Other than the changes outlined related to the remediation of the material weaknesses described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Repligen Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Repligen Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Repligen Corporation (the Company) has not maintained effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the 908 Devices Inc. PAT Portfolio, which is included in the 2025 consolidated financial statements of the Company and constituted $69.1 million of total assets as of December 31, 2025 and $9.3 million of associated revenue from the acquisition date through December 31, 2025. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 908 Devices Inc. PAT Portfolio.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses related to the Company’s IT general controls around logical access and change management in IT systems and business process-level controls in the areas of inventory valuation and the financial statement close process.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated February 26, 2026, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 26, 2026

ITEM 9B. OTHER INFORMATION

(b) Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, the following directors or officers informed us of the adoption or termination of a trading plan intended to satisfy Rule 10b5-1 under Item 408 of Regulation S-K:

			Plans
Name and Title	Action	Adoption Date	Rule 10b5-1 Plan	Non-Rule 10b5-1 Plan	Aggregate number of securities to be purchased or sold	Plan Expiration Date (1)
Jason Garland, Chief Financial Officer	Adoption	12/8/2025	x		1,263	12/2/2026
Tony J. Hunt, Director and Executive Chair of the Board of Directors	Adoption	12/11/2025	x		20,000	4/15/2026

(1) A trading Plan may expire on an earlier date if all contemplated transactions are completed before such trading plan’s expiration date, upon termination by broker or the holder of the trading plan, or as otherwise provided in the trading plan.

Other than those disclosed above, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement during the three months ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Pursuant to General Instructions G to Form 10-K, the information required for Part III, Items 10, 11, 12, 13 and 14, is incorporated herein by reference from the Company’s proxy statement for the 2026 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K ("Form 10-K"):

(a) (1) Financial Statements:

The financial statements required by this item are submitted in a separate section beginning on page 49 of this report, as follows:

(a) (2) Financial Statement Schedules:

The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes to the consolidated financial statements.

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

3.4

Certificate of Amendment to the Certificate of Incorporation of Repligen Corporation, effective as of May 15, 2025 (filed as Exhibit 3.1 to Repligen Corporation's Current Report on Form 8-K filed on May 15, 2025 and incorporated herein by reference).

3.5	Third Amended and Restated Bylaws (filed as Exhibit 3.1 to Repligen Corporation’s Current Report on Form 8-K filed on January 28, 2021 and incorporated herein by reference).
4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to Repligen Corporation’s Annual Report on Form 10-K for the year ended March 31, 2002 and incorporated herein by reference).
4.2

Base Indenture, dated as of December 14, 2023, by and between Repligen Corporation and Wilmington Trust, National Association (filed as Exhibit 4.1 to Repligen Corporation's Current Report on Form 8-K filed on December 15, 2023 and incorporated herein by reference).

4.3	Form of 1.00% Convertible Senior Notes due 2028 (included in Exhibit 4.2).
4.4	Description of Certain Registrant’s Securities (filed as Exhibit 4.5 to Repligen Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated by reference).
10.1*	Repligen Executive Incentive Compensation Plan (filed as Exhibit 10.1 to Repligen Corporation’s Current Report on Form 8-K filed on December 14, 2005 and incorporated herein by reference).
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

10.15*+	Repligen Corporation Deferred Compensation Plan for Non-Employee Directors
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

+ Filed electronically herewith.

++ Furnished herewith.

The exhibits listed above are not contained in the copy of the Annual Report on Form 10-K distributed to stockholders. Upon the request of any stockholder entitled to vote at the 2026 Annual Meeting, the Registrant will furnish that person without charge a copy of any exhibits listed above. Requests should be addressed to Repligen Corporation, 41 Seyon Street, Waltham, MA 02453.

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

REPLIGEN CORPORATION

Date: February 26, 2026	By:	/S/ OLIVIER LOEILLOT
Olivier Loeillot Chief Executive Officer

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

Signature	Title	Date

/S/ OLIVIER LOEILLOT Olivier Loeillot	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026

/S/ JASON K. GARLAND Jason K. Garland	Chief Financial Officer (Principal Financial Officer)	February 26, 2026

/S/ VIOLETTA HUGHES Violetta Hughes	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026

/S/ TONY J. HUNT Tony J. Hunt	Executive Chair of the Board	February 26, 2026

/S/ KAREN A. DAWES Karen Dawes	Lead Independent Director	February 26, 2026

/S/ NICOLAS M. BARTHELEMY Nicolas M. Barthelemy	Director	February 26, 2026

/S/ CARRIE EGLINTON MANNER Carrie Eglinton Manner	Director	February 26, 2026

/S/ KONSTANTIN KONSTANTINOV Konstantin Konstantinov	Director	February 26, 2026

/S/ MARTIN D. MADAUS Martin D. Madaus	Director	February 26, 2026

/S/ ROHIN MHATRE Rohin Mhatre	Director	February 26, 2026

/S/ GLENN P. MUIR Glenn P. Muir	Director	February 26, 2026

/S/ MARGARET A. PAX Margaret A. Pax	Director	February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Repligen Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Repligen Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an adverse opinion thereon.

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

Accounting for acquisition
Description of the Matter

As disclosed in Note 4 to the consolidated financial statements, during 2025 the Company completed its acquisition of the 908 Devices Inc. (908 Devices) PAT Portfolio for total consideration of approximately $70.3 million. The transaction was accounted for as a business combination and included the recognition of developed technology assets of $6.9 million.

Auditing the Company’s accounting for its acquisition of the 908 Devices PAT Portfolio was complex due to the estimation uncertainty in determining the fair value of the United States developed technology intangible asset. The estimation uncertainty was primarily due to the sensitivity of the fair value to underlying assumptions about the future performance of the acquired business. The significant assumptions used to estimate the value of the United States developed technology intangible asset included certain assumptions that form the basis of the forecasted results, including revenue growth rates and expectations related to margin before interest and taxes. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We tested the Company’s controls over its accounting for acquisitions. Our tests of controls included controls over the process supporting the recognition and measurement of the United States developed technology intangible asset. We also tested management’s review control over the assumptions used in the valuation model for the United States developed technology intangible asset.

To test the estimated fair value of the United States developed technology intangible asset, our procedures included, among others, evaluating the Company’s selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and the estimate. This included comparing the significant assumptions described above to the historical results of the acquired business, historical results of guideline companies, market and economic trends and expectations, and sensitivity analyses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Boston, Massachusetts

February 26, 2026

REPLIGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$566,021	$757,355
Marketable securities	201,607	—
Accounts receivable, net of allowances of $2,767 and $1,832 at December 31, 2025 and December 31, 2024, respectively	158,587	134,115
Inventories, net	170,458	142,964
Prepaid expenses and other current assets	40,712	31,607
Total current assets	1,137,385	1,066,041
Noncurrent assets:
Property, plant and equipment, net	186,614	197,738
Intangible assets, net	386,147	397,897
Goodwill	1,114,408	1,030,995
Deferred tax assets	694	749
Operating lease right of use assets	119,538	135,378
Other noncurrent assets	4,913	868
Total noncurrent assets	1,812,314	1,763,625
Total assets	$2,949,699	$2,829,666
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,010	$32,134
Operating lease liabilities	21,559	15,104
Contingent consideration	5,049	17,126
Accrued liabilities	79,208	62,423
Total current liabilities	135,826	126,787
Noncurrent liabilities:
Convertible Senior Notes due 2028, net	542,213	525,567
Deferred tax liabilities	22,496	22,775
Noncurrent operating lease liabilities	126,176	145,576
Noncurrent contingent consideration	1,304	19,662
Other noncurrent liabilities	15,555	16,581
Total noncurrent liabilities	707,744	730,161
Total liabilities	843,570	856,948
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 56,325,429 shares at December 31, 2025 and 56,091,677 shares at December 31, 2024 issued and outstanding	563	561
Additional paid-in capital	1,651,849	1,617,336
Accumulated other comprehensive loss	(2,531)	(52,533)
Retained earnings	456,248	407,354
Total stockholders’ equity	2,106,129	1,972,718
Total liabilities and stockholders’ equity	$2,949,699	$2,829,666

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Product	$737,960	$634,178	$631,979
Royalty and other revenue	296	261	383
Total revenue	738,256	634,439	632,362
Costs and operating expenses:
Cost of goods sold	352,011	359,794	353,922
Research and development	54,177	43,200	42,722
Selling, general and administrative	290,508	263,368	218,584
Change in fair value of contingent consideration	(13,607)	3,191	(30,569)
Total costs and operating expenses	683,089	669,553	584,659
Income (loss) from operations	55,167	(35,114)	47,703
Other income (expense), net:
Investment income	27,574	35,827	24,135
Interest expense	(21,513)	(20,731)	(2,503)
Loss on extinguishment of debt	—	—	(12,676)
Amortization of debt issuance costs	(1,660)	(1,843)	(8,075)
Other income (expense), net	2,815	(5,174)	8,123
Other income, net	7,216	8,079	9,004
Income (loss) before income taxes	62,383	(27,035)	56,707
Income tax provision (benefit)	13,489	(1,521)	21,111
Net income (loss)	$48,894	$(25,514)	$35,596
Earnings (loss) per share:
Basic	$0.87	$(0.46)	$0.64
Diluted	$0.86	$(0.46)	$0.63
Weighted average common shares outstanding:
Basic	56,234	55,937	55,720
Diluted	56,561	55,937	56,377

Net income (loss)	$48,894	$(25,514)	$35,596
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax	53	—	—
Foreign currency translation adjustment	49,949	(14,725)	(3,414)
Comprehensive income (loss)	$98,896	$(40,239)	$32,182

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2022	55,557,698	$556	$1,547,266	$(34,394)	$397,272	$1,910,700
Net income	—	—	—	—	35,596	35,596
Issuance of common stock for debt conversion	8	—	(13)	—	—	(13)
Exercise of stock options and vesting of stock units	251,886	3	1,073	—	—	1,076
Repurchase of common stock	(92,090)	(1)	(14,385)	—	—	(14,386)
Tax withholding on vesting of restricted stock units	(77,759)	(1)	(13,226)	—	—	(13,227)
Issuance of common stock pursuant to the acquisition of FlexBiosys, Inc.	31,415	—	5,465	—	—	5,465
Issuance of common stock pursuant to the acquisition of Metenova Holding AB	52,299	1	8,103	—	—	8,104
Issuance of common stock pursuant to contingent consideration earnout payment	42,621	—	7,229	—	—	7,229
Stock-based compensation expense	—	—	25,575	—	—	25,575
Convertible note modification	—	—	2,791	—	—	2,791
Deferred tax impact on conversion feature	—	—	(651)	—	—	(651)
Other comprehensive loss	—	—		(3,414)	—	(3,414)
Balance at December 31, 2023	55,766,078	$558	$1,569,227	$(37,808)	$432,868	$1,964,845
Net loss	—	—	—	—	(25,514)	(25,514)
Conversion of debt	100,944	1	(115)	—	—	(114)
Exercise of stock options and vesting of stock units	248,108	3	4,294	—	—	4,297
Tax withholding on vesting of restricted stock units	(54,861)	(1)	(9,882)	—	—	(9,883)
Issuance of common stock pursuant to contingent consideration earnout payments	31,408	—	5,742	—	—	5,742
Stock-based compensation expense	—	—	48,070	—	—	48,070
Other comprehensive loss	—	—	—	(14,725)	—	(14,725)
Balance at December 31, 2024	56,091,677	$561	$1,617,336	$(52,533)	$407,354	$1,972,718
Net income	—	—	—	—	48,894	48,894
Exercise of stock options and vesting of stock units	234,189	2	3,173	—	—	3,175
Tax withholding on vesting of restricted stock units	(58,889)	(1)	(8,832)	—	—	(8,833)
Issuance of common stock pursuant to contingent consideration earnout payments	58,452	1	7,567	—	—	7,568
Stock-based compensation expense	—	—	32,605	—	—	32,605
Other comprehensive income	—	—	—	50,002	—	50,002
Balance at December 31, 2025	56,325,429	$563	$1,651,849	$(2,531)	$456,248	$2,106,129

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$48,894	$(25,514)	$35,596
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	78,745	69,673	68,556
Amortization of debt discount and issuance costs	16,646	15,588	2,448
Inventory step-up amortization	1,560	—	1,238
Stock-based compensation	32,605	48,070	25,575
Deferred income taxes, net	(3,373)	(16,790)	1,175
Change in fair value of contingent consideration	(13,607)	3,191	(30,569)
Non-cash interest income	—	—	(2,023)
Loss on extinguishment of debt	—	—	12,676
Net unrealized foreign exchange gain	(13,014)	—	—
Operating lease right of use asset amortization	18,211	16,889	17,558
Other adjustments and non-cash items	1,630	3,366	1,783
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(17,165)	(14,031)	(3,312)
Inventories	(14,947)	56,895	40,973
Prepaid expenses and other current assets	(7,756)	1,553	(13,333)
Other noncurrent assets	(1,560)	471	(461)
Accounts payable	(4,150)	12,898	(9,803)
Accrued liabilities	11,813	6,106	(21,518)
Operating lease liabilities	(15,556)	(8,292)	(12,728)
Noncurrent liabilities	(1,559)	5,321	87
Total cash provided by operating activities	117,417	175,394	113,918
Cash flows for investing activities
Acquisitions, net of cash acquired	(70,328)	(54,765)	(186,642)
Purchases of marketable securities	(200,257)	—	—
Maturities of marketable securities	—	—	102,323
Additions to capitalized software costs	(2,211)	(4,222)	(2,766)
Purchases of property, plant and equipment	(23,519)	(25,677)	(36,222)
Sale of property, plant and equipment	238	—	—
Purchase of intellectual property	—	(3,006)	—
Other investing activities	(2,397)	1,287	32
Total cash used in investing activities	(298,474)	(86,383)	(123,275)
Cash flows (for) from financing activities
Repurchase of common stock	—	—	(14,386)
Proceeds from issuance of 2023 Notes	—	—	290,094
Proceeds from exercise of stock options	3,176	4,294	1,076
Payment of debt issuance costs	—	—	(7,253)
Payment of tax withholding obligation on vesting of restricted stock	(8,833)	(9,882)	(13,227)
Repayment of 2019 Notes	—	(69,939)	—
Payment of earnout consideration	(9,548)	(7,375)	(7,298)
Other financing activities	—	—	(45)
Total cash (used in) provided by financing activities	(15,205)	(82,902)	248,961
Effect of exchange rate changes on cash and cash equivalents	4,928	(77)	(11,739)
Net (decrease) increase in cash and cash equivalents	(191,334)	6,032	227,865
Cash and cash equivalents, beginning of period	757,355	751,323	523,458
Cash and cash equivalents, end of period	$566,021	$757,355	$751,323

Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under operating leases	$5,352	$37,894	$4,335
Fair value of shares of common stock issued for acquisitions	$—	$—	$13,569
Fair value of shares of common stock issued for contingent consideration earnouts	$7,568	$5,742	$7,229
Acquisition date fair value of contingent consideration earnouts	$—	$19,738	$6,640
Issuance of 2023 Notes in exchange of 2019 Notes	$—	$—	$42,179
Extinguished 2019 Notes	$—	$—	$29,634

The accompanying notes are an integral part of these consolidated financial statements.

REPLIGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization and Nature of Business

Repligen Corporation (the “Company”, “Repligen”, “our” or “we”) (NASDAQ: RGEN) is a global life sciences company that develops and commercializes highly innovative bioprocessing technologies and systems that increase efficiencies and flexibility in the process of manufacturing biological drugs. The Company’s franchises include filtration, chromatography, process analytics and proteins. The Company’s bioprocessing products are sold to major life sciences companies, biopharmaceutical development companies and contract manufacturing organizations worldwide.

A majority of the Company’s 19 manufacturing sites are located in the United States (including California, Massachusetts, New Hampshire, New Jersey and New York). Outside the United States, there are manufacturing sites in Estonia, France, Germany, Ireland, the Netherlands, Sweden, and Taiwan.

The Company is subject to a number of risks typically associated with companies in the biotechnology industry. These risks principally include the Company’s dependence on key customers, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with the United States (“U.S.”) Food and Drug Association and other governmental regulations and approval requirements, as well as the ability to grow the Company’s business and obtain adequate funding to finance this growth.

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

Estimates and assumptions by management affect the Company’s revenue recognition, the net realizable value of inventory, valuations and purchase price allocations related to business combinations, contingent consideration obligations, assessments of intangible assets for impairment, intangible asset amortization methods and periods, tax reserves and recoverability of the Company’s net deferred tax assets and related valuation allowance.

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

Foreign Currency

The Company translates the assets and liabilities of its foreign subsidiaries at rates in effect at the end of the reporting period. Revenues and expenses are translated at average rates in effect during the reporting period. Intercompany loans determined to be permanent are translated at each period end and included in accumulated other comprehensive income or loss on the consolidated balance sheets. Intercompany loans with foreign subsidiaries determined to be repayable are remeasured at each period end and included in other income or expense, net on the consolidated statements of comprehensive income (loss) or loss. Exchange gains or losses resulting from the revaluation between the transactional currency and the functional currency are included in other income or expense, net.

Revenue Recognition

The Company generates revenue from the sale of bioprocessing products, equipment devices, and related consumables used with these equipment devices to customers in the life sciences and biopharmaceutical industries. Under Accounting Standard Codification (“ASC”) 606, “Revenue from Contracts with Customers,” revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). To the extent the transaction price includes variable consideration, such as rebates, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing the expected value method or the most likely amount method, depending on the facts and circumstances relative to the contract. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. Sales, value add, and other taxes collected on behalf of third parties are excluded from revenue.

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when the Company performs its obligations under the contract and when the customer pays is one year or less. None of the Company’s contracts contained a significant financing component as of December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be a cash equivalent. The Company’s cash equivalents consist primarily of money market mutual funds, including government and prime funds, are carried at cost, which approximates fair value.

Marketable Securities

The Company’s investments in marketable securities are classified as available-for-sale. Management determines the appropriate classification of securities at the time of purchase based upon management's intent with regards to such investment and reevaluates such designation as of each balance sheet date. The available-for-sale securities consist of U.S. treasury bills, which are recorded at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income or loss in stockholders’ equity on the consolidated balance sheets.

To the extent the amortized cost basis exceeds the fair value, management assesses the security for impairment or credit loss. The Company's investment policy requires that it only invest in high-rated securities and limits its exposure to any single-user to mitigate the risk of credit loss.

Fair Value Measurement

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

Convertible Instruments

The Company evaluates the embedded conversion feature within its convertible debt instruments under ASC 815, “Derivatives and Hedging.” The Company refers to ASC 815-15 and ASC 815-40 to determine if the conversion feature meets the definition of a derivative and, if so, whether to bifurcate the conversion feature and account for it as a separate derivative liability. Based on the Company’s analysis, the 1.00% Convertible Senior Notes due 2028 (the “2023 Notes”) do not have an embedded conversion feature requiring bifurcation under ASC 815-15 and thus are accounted for as a single unit of account, a liability under ASC 470, “Debt.” For further detail on the 2023 Notes, see Note 13, “Convertible Senior Notes.”

Inventories

Inventories relate to the Company’s bioprocessing business. The Company values inventory at cost or, if lower, net realizable value, using the first-in, first-out method. The Company reviews its inventory at least quarterly and records a provision for excess and obsolete inventory based primarily on historical consumption patterns, its estimates of expected future sales volume and expiration dates of raw materials, work-in-process and finished products. The Company writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements to cost of goods sold. Manufacturing of bioprocessing finished goods is done to order and tested for quality specifications prior to shipment.

A change in the estimated timing or amount of demand for the Company’s products could result in additional provisions for excess inventory quantities on hand. In addition, unexpected quality failures could have a significant impact on the value of inventory and reported operating results. Work-in-process and finished products inventories consist of material, labor, outside processing costs and manufacturing overhead.

Lease Accounting

In accordance with ASC 842, the Company determines whether an arrangement contains a lease at inception. If a lease is identified in an arrangement, the Company recognizes a right-of-use asset and liability on its consolidated balance sheets and determines whether the lease should be classified as a finance or operating lease. Finance leases are immaterial to the Company’s consolidated financial statements. The Company does not recognize assets or liabilities for leases with lease terms of less than 12 months.

Right of use lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the rate implicit is not readily determinable, the Company utilizes its incremental borrowing rate at the lease commencement date. Operating lease assets are further adjusted for prepaid or accrued lease payments. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term.

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

Upon disposal of property, plant & equipment, the cost of the asset and the accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of comprehensive income or loss. Fully depreciated assets are not removed from the accounts until they are physically disposed of.

Certain systems development costs related to the purchase, development and installation of computer software developed or obtained for internal use are capitalized and depreciated over the estimated useful life of the related project. Costs incurred prior to the development stage, as well as maintenance, training costs, and general and administrative expenses are expensed as incurred.

Earnings (Loss) Per Share

The Company reports earnings or loss per share in accordance with ASC 260, “Earnings Per Share,” which establishes standards for computing and presenting earnings or loss per share. Basic earnings or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per share is computed by dividing net income or loss available to common shareholders by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. Potential common share equivalents consist of restricted stock awards (including performance stock units) and the incremental common shares issuable upon the exercise of stock options, stock issuable upon conversion of convertible debt securities and certain contingent consideration earnouts. The dilutive effects of restricted stock awards and stock options are reflected in diluted earnings or loss per share by application of the treasury stock method. The dilutive effect of shares issuable upon conversion of the convertible debt securities are included in the calculation of diluted earnings or loss per share under the if-converted method, while contingent consideration is considered dilutive when the conditions for issuance are met at the end of the reporting period.

In periods where the Company is in a net loss position, diluted loss per share is the same as basic loss per share, as the effects of common stock equivalents outstanding, shares issuable upon conversion of convertible debt securities and shares issuable from certain contingent consideration earnouts, are antidilutive and therefore excluded from the calculation of diluted loss per share.

A reconciliation of basic and diluted weighted average share outstanding is as follows:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands, except per share data)
Numerator:
Net income (loss)	$48,894	$(25,514)	$35,596

Denominator:
Weighted average shares used in computing net income (loss) per share – basic	56,234	55,937	55,720
Effect of dilutive shares:
Options and stock units	314	—	457
Performance stock units	13	—	11
Convertible senior notes	—	—	181
Contingent consideration	—	—	8
Dilutive potential common shares	327	—	657
Denominator for diluted earnings (loss) per share - adjusted weighted average shares used in computing earnings (loss) per share - diluted	56,561	55,937	56,377

Earnings (loss) per share:
Basic	$0.87	$(0.46)	$0.64
Diluted	$0.86	$(0.46)	$0.63

The Company has excluded the following potential common shares from the computation of diluted earnings or loss per share, as the inclusion would be anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Options and stock units (1)	449,732	422,130	306,849
Total	449,732	422,130	306,849

(1) Inclusive of performance stock units.

Potentially dilutive shares from the Company’s 2023 Notes were excluded from the calculation of diluted earnings (loss) per share during the years ended December 31, 2025 and 2024, as the inclusion would be anti-dilutive.

Segment Reporting

The Company operates under one reportable segment. The Company’s chief operating decision maker (“CODM”), is the Chief Executive Officer (“CEO”). The Company views its operations, makes decisions regarding how to allocate resources and manages its business as one reportable segment and one reporting unit. The CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and assessing financial performance. Net income or net loss as reported on the consolidated statement of comprehensive income or loss is the measure of segment profit or loss used by the CODM in allocating resources and assessing performance.

The following table presents the Company’s significant segment expenses which are regularly provided to the CODM for the one reportable segment:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Total revenue	$738,256	$634,439	$632,362
Costs and operating expenses:
Cost of goods sold	352,011	359,794	353,922
Research and development	54,177	43,200	42,722
Sales and marketing	105,320	92,009	78,483
General and administrative	171,581	174,550	109,532
Total costs and operating expenses	683,089	669,553	584,659
Other income, net	7,216	8,079	9,004
Income tax provision (benefit)	13,489	(1,521)	21,111
Net income (loss)	$48,894	$(25,514)	$35,596

The following table represents product revenues by product line:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Filtration products	$402,792	$372,963	$341,379
Chromatography products	153,176	122,810	126,629
Process analytics products	81,237	59,301	56,820
Proteins products	97,435	74,425	103,463
Other	3,320	4,679	3,688
Total product revenue	$737,960	$634,178	$631,979

The following table represents the Company’s total revenue by geographic area, based on the location of the customer:

	Year Ended December 31,
	2025	2024	2023
Revenue by customers' geographic locations:
North America	49%	50%	44%
Europe	34%	34%	36%
Asia Pacific ("APAC") & Rest of World (1)	17%	16%	20%
Total revenue	100%	100%	100%

(1) Rest of the world consists of countries in Central and South America and Africa.

During the years ended December 31, 2025, 2024 and 2023, no single country other than the United States accounted for more than 10% of total revenues.

The following table represents the Company’s total assets for the periods presented:

	December 31,
	2025	2024
	(Amounts in thousands)
Total assets by geographic locations:
North America	$2,340,178	$2,305,538
Europe	489,927	410,284
APAC	119,594	113,844
Total assets by geographic location	$2,949,699	$2,829,666

The following table represents the Company’s long-lived assets for the periods presented:

	December 31,
	2025	2024
	(Amounts in thousands)
Long-lived assets by geographic location
North America	$257,408	$284,868
Europe	47,393	45,650
APAC	6,264	3,466
Total assets by geographic location	$311,065	$333,984

Long-lived assets consist of property, plant and equipment, net, operating lease right of use assets and other noncurrent assets. As of December 31, 2025 and 2024, no single country other than the United States accounted for more than 10% of total assets or total long-lived assets.

Concentrations of Credit Risk and Significant Customers

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and accounts receivable. The Company's investment policy requires that it only invest in highly-rated securities and limits its exposure to any single-issuer to mitigate the risk of credit loss.

The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivable. The Company’s expected loss allowance and changes in the allowance period over period have not been historically material. Concentration of credit risk with respect to accounts receivable is limited to customers to whom the Company makes significant sales. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

There was no revenue from a specific customer that represented 10% or more of the Company's total revenue for the years ended December 31, 2025, 2024 or 2023. No accounts receivable balance from a specific customer represented 10% or more of the Company's total trade accounts receivable at December 31, 2025 and 2024.

Business Combinations, Goodwill and Intangible Assets

Business Combinations

Total consideration transferred for acquisitions is allocated to the tangible and intangible assets acquired and liabilities assumed, if any, based on their fair values at the dates of acquisition. This purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions determined by management. Any excess of purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. While the Company uses its best estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of comprehensive income or loss.

The fair value of contingent consideration includes estimates and judgments made by management regarding the probability that future contingent payments will be made. Management updates these estimates and the related fair value of contingent consideration at each reporting period. These changes in the fair value of contingent consideration are recorded to contingent consideration in the Company’s condensed consolidated statements of comprehensive income or loss.

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

Goodwill

Goodwill is not amortized and is tested for impairment at least annually at the reporting unit level. The Company operates as one reporting unit as of the goodwill impairment measurement date of October 1, 2025. The qualitative assessment of the Company’s one reporting unit indicated there were no indications of impairment and it was not more likely than not that its fair value was less than its carrying amount. If an event occurs or circumstances change that would more likely than not reduce the fair value of its reporting unit below its carrying value, the Company will evaluate its goodwill for impairment between annual tests. There was no impairment to goodwill and therefore no impairment charge recorded for the periods presented.

Intangible Assets

Intangible assets with a definite life are amortized over their useful lives using the straight-line method and the amortization expense is recorded within cost of goods sold, research and development (“R&D”) and selling, general and administrative expense in the consolidated statements of comprehensive income or loss. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions existed that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for the Company’s products or changes in the size of the market for the Company’s products. If impairment indicators are present, the Company determines whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. The Company continues to believe that its definite-lived intangible assets are recoverable at December 31, 2025.

Indefinite-lived intangible assets are reviewed for impairment at least annually. There has been no impairment of our intangible assets for the periods presented.

Stock Based Compensation

The Company measures stock-based compensation cost at the grant date based on the estimated fair value of the award and recognizes it as an expense over the employee’s requisite service period on a straight-line basis. The Company uses the Black-Scholes option pricing model to calculate the fair value of share-based option awards on the grant date and the closing price of the Company’s common stock on the date of grant for share units.

The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recognizes expense on performance-based awards over the vesting period based on the probability that the internal performance metrics will be achieved. Management evaluates whether the achievement of a performance-based metrics are probable as of the reporting date.

Recent Accounting Standards Updates

We consider the applicability and impact of all Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) and other accounting guidance on the Company’s consolidated financial statements. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Guidance – Adopted During the Fiscal Year

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” to enhance the transparency and decision usefulness of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The Company adopted

ASU 2023-09 effective January 1, 2025 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and disclosures. Refer to Note 10, “Income Taxes”, for further detail.

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

3.
Marketable Securities and Fair Value Measurements

Marketable Securities

During 2025, the Company invested in marketable securities, primarily in the form of U.S. Treasury Bills. As of December 31, 2025, the Company’s marketable securities were classified as available-for-sale investments and mature within one year from the balance sheet date. During the year ended December 31, 2025, the Company did not have any realized gains or losses. During the year ended December 31, 2025, the Company did not recognize credit losses related to the available-for-sale securities, and there was no allowance for credit losses recorded as of December 31, 2025.

The following table summarizes the Company's marketable securities as of December 31, 2025:

	December 31, 2025
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
	(Amounts in thousands)
Short-term investments:
U.S. Treasury bills	$201,554	$55	$(2)	$201,607
Total	$201,554	$55	$(2)	$201,607

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2025 and 2024:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Cash and cash equivalents:
Cash	$88,148	$—	$—	$88,148
Money market accounts	477,873	—	—	477,873
Total	$566,021	$—	$—	$566,021
Marketable securities:
U.S. Treasury bills	$—	$201,607	$—	$201,607
Total	$—	$201,607	$—	$201,607
Total assets	$566,021	$201,607	$—	$767,628
Liabilities:
Contingent consideration	$—	$—	$5,049	$5,049
Noncurrent contingent consideration	—	—	1,304	1,304
Total liabilities	$—	$—	$6,353	$6,353

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Cash and cash equivalents:
Cash	$70,102	$—	$—	$70,102
Money market accounts	687,253	—	—	687,253
Foreign exchange forward contracts	—	287	—	287
Total assets	$757,355	$287	$—	$757,642
Liabilities:
Contingent consideration	$—	$17,126	$—	$17,126
Noncurrent contingent consideration	—	—	19,662	19,662
Total liabilities	$—	$17,126	$19,662	$36,788

Contingent Consideration – Earnout

In connection with the acquisition of Tantti (as defined below), the Company has an obligation to pay a maximum of $54.5 million (undiscounted) in contingent consideration earnout in cash over a three-year earnout period beginning January 1, 2025 and ending December 31, 2027. As of December 31, 2025, the fair value of the obligation is $6.4 million.

A reconciliation of the change in fair value of contingent consideration – earnout is included in the following table (amounts in thousands):

Balance at December 31, 2024	$36,788
Decrease in fair value of contingent consideration earnouts	(13,607)
Earnout payment - equity element	(7,568)
Earnout payment - cash element	(9,548)
Cumulative translation adjustment	288
Balance at December 31, 2025	$6,353

The recurring Level 3 fair value measurement of the contingent consideration obligation for Tantti includes the following significant unobservable inputs (amounts in thousands, except percent data):

Contingent Consideration Earnout	Fair Value as of December 31, 2025	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Commercialization-based payments		Probability-weighted present value	Probability of Success	0% - 100%	83%
	$3,748		Earnout Discount Rate	4.3% - 4.6%	4.4%
Revenue and Volume- based payments		Monte Carlo Simulation	Volatility	34.8%	34.8%
			Revenue & Volume Discount Rate	16.6%	16.6%
	$4		Earnout Discount Rate	4.3% - 4.9%	4.8%
Manufacturing line expansions		Probability-weighted present value	Probability of Success	0% - 100%	100%
	$2,601		Earnout Discount Rate	4.3% - 4.6%	4.6%

(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Changes in the projected performance of the acquired business could result in a higher or lower contingent consideration obligation in the future.

Fair Value Measured on a Nonrecurring Basis

During the year ended December 31, 2025, there were no re-measurements to fair value of financial assets and liabilities that are measured at fair value on a nonrecurring basis.

Convertible Senior Notes

At December 31, 2025 and 2024, the fair value of the 2023 Notes was $603.1 million and $546.1 million, respectively. The fair value of the 2023 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2023 Notes as of December 31, 2025 and 2024. See Note 13, “Convertible Senior Notes”, for additional information.

4.
Acquisitions

2025 Acquisition

908 Devices Inc. Bioprocessing Analytics Portfolio

On March 4, 2025, the Company completed its acquisition of 908 Devices Inc.’s (“908 Devices”) desktop portfolio of four devices for bioprocessing process analytical technology applications (“PAT Portfolio”, together with 908 Devices, the “908 Devices PAT Portfolio”). In connection with the transaction, Repligen also acquired facilities, employees, equipment and lease obligations for facilities in North Carolina and Braunschweig, Germany as well as certain working capital balances related to the PAT Portfolio. This transaction is referred to as the 908 Devices PAT Portfolio acquisition.

Consideration Transferred

The Company accounted for the 908 Devices PAT Portfolio acquisition as a purchase of a business under Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Under the securities and asset purchase agreement, the PAT portfolio and associated net assets were acquired for cash consideration of $70.3 million, subject to a working capital adjustment to be finalized in a future period. The assets acquired and liabilities assumed were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company.

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which such costs are incurred. The Company has incurred $12.5 million of transaction and integration costs associated with 908 Devices from the date of acquisition to December 31, 2025. The transaction and integration costs are included in operating expenses in the consolidated statements of comprehensive income or loss.

Fair Value of Net Assets Acquired

The preliminary purchase price allocation is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. As of December 31, 2025, the purchase accounting for this acquisition has not been finalized and has been recorded on a provisional basis. As additional information becomes available, the Company may further revise its preliminary purchase price allocation during the remainder of the measurement period. The Company expects to finalize this determination during or before the quarter ending March 31, 2026.

The components and estimated allocation of the purchase price consist of the following (amounts in thousands):

Cash and cash equivalents	$191
Accounts receivable	1,110
Inventory	6,946
Prepaid expenses and other current assets	651
Property and equipment	1,698
Operating lease right of use assets	2,552
Other assets, long-term	41
Customer relationships	5,040
Developed technology	6,910
Trademark and tradename	1,660
Goodwill	50,177
Accounts payable	(208)
Accrued liabilities	(542)
Operating lease liabilities	(2,552)
Deferred revenue	(2,366)
Deferred tax liability	(1,011)
Fair value of net assets acquired	$70,297

During the three months ended December 31, 2025, measurement period adjustments were driven by changes in both pre-acquisition prepaid taxes and tax liabilities.

Acquired Goodwill

The provisional goodwill of $50.2 million represents future economic benefits expected to arise from anticipated synergies from the integration of the 908 Devices PAT Portfolio into the Company. These synergies include operating efficiencies and strategic benefits projected to be achieved as a result of the 908 Devices PAT Portfolio acquisition. Goodwill is calculated based on the acquired assets in the United States and Germany. Goodwill related to the United States of $39.6 million is deductible for income tax purposes. The goodwill of $10.6 million related to Germany is nondeductible for income tax purposes.

Intangible Assets

The following table sets forth the components of the identified intangible assets associated with the 908 Devices PAT Portfolio acquisition and their estimated useful lives:

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

Tantti Laboratory Inc. (“Tantti”), headquartered in Taoyuan City, Taiwan, has developed a unique portfolio of macroporous chromatography beads to optimize the purification of new modalities including viral vectors, viruses, nucleic acids and other large molecule biologics. The addition of Tantti further strengthens our portfolio in the new modality space.

Consideration Transferred

The Company accounted for the Tantti Acquisition as a purchase of a business under ASC 805. Under the Share Swap Agreement, all outstanding equity interests of Tantti were acquired for consideration with a value totaling $75.1 million. The Tantti Acquisition was funded through payment of $55.4 million in cash and contingent consideration with an estimated fair value of $19.7 million as of the acquisition date. The assets acquired and liabilities assumed were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company.

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company incurred $4.7 million of transaction and integration costs associated with the Tantti Acquisition from the date of acquisition to December 31, 2025, of which $3.1 million were incurred during the year ended December 31, 2025. The transaction costs are included in operating expenses in the consolidated statements of comprehensive income or loss.

Fair Value of Net Assets Acquired

The purchase price allocation is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. The components and allocation of the purchase price consist of the following (amounts in thousands):

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

Acquired Goodwill

The goodwill of $46.9 million represents future economic benefits expected to arise from anticipated synergies from the integration of Tantti into the Company. These synergies include operating efficiencies and strategic benefits projected to be achieved as a result of the Tantti Acquisition. Substantially all of the goodwill recorded is nondeductible for income tax purposes.

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

Consideration Transferred

The Company accounted for the Metenova Acquisition as a purchase of business under ASC 805. Under the Share Purchase Agreement, all outstanding equity interests of Metenova were acquired for consideration with a value totaling $172.6 million. The Metenova Acquisition was funded through payment of $164.5 million in cash, the issuance of 52,299 unregistered shares of the Company's common stock totaling $8.1 million and contingent consideration with an immaterial fair value. The assets acquired and liabilities assumed were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company.

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which costs are incurred. The Company incurred $6.5 million of transaction and integration costs associated with the Metenova Acquisition from the date of acquisition to December 31, 2025. The transaction costs are included in operating expenses in the consolidated statements of comprehensive income or loss.

Fair Value of Net Assets Acquired

The purchase price allocation is based on the fair value of assets acquired and liabilities assumed as of acquisition date. The components and allocation of the purchase price consist of the following (amounts in thousands):

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

Acquired Goodwill

The goodwill of $115.7 million represents future economic benefits expected to arise from anticipated synergies from the integration of Metenova into the Company. These synergies include operating efficiencies and strategic benefits projected to be achieved as a result of the Metenova Acquisition. Substantially all of the goodwill recorded is nondeductible for income tax purposes.

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

Consideration transferred

The Company accounted for the FlexBiosys Acquisition as a purchase of a business under ASC 805. Under the terms of the EPA, all outstanding equity interests of FlexBiosys were acquired for consideration with a value totaling $41.0 million. The FlexBiosys Acquisition was funded through payment of $29.0 million in cash, the issuance of 31,415 unregistered shares of the Company's common stock totaling $5.4 million and contingent consideration with fair value of approximately $6.6 million. The assets acquired and liabilities assumed were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company.

The Company incurred $0.9 million of transaction and integration costs associated with the FlexBiosys Acquisition from the date of acquisition to December 31, 2025. The transaction costs are included in operating expenses in the consolidated statements of comprehensive income or loss.

Fair Value of Net Assets Acquired

The purchase price allocation is based on the fair value of assets acquired and liabilities assumed as of the acquisition date. The components and allocation of the purchase price consist of the following (amounts in thousands):

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

Acquired Goodwill

The goodwill of $14.3 million represents future economic benefits expected to arise from anticipated synergies from the integration of FlexBiosys into the Company. These synergies include operating efficiencies and strategic benefits projected to be achieved as a result of the FlexBiosys Acquisition. Substantially all of the goodwill recorded is deductible for income tax purposes.

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
		$12,640

5.
Restructuring Activities and Other Inventory-Related Charges

In July 2023, the Board of Directors (the “Board”) authorized the Company's management team to undertake restructuring activities to simplify and streamline our organization and strengthen the overall effectiveness of our operations. Since the initial streamlining and rebalancing efforts contemplated in July 2023, and with the introduction of new management in the second half of 2024, the Company continued to undertake further restructuring activities (collectively, the “Restructuring Plan”) which included consolidating a portion of our manufacturing operations between certain U.S. locations, writing-off abandoned equipment with the rationalization of excess production line capacity and discontinuing the sale of certain product SKUs. In addition, the Company evaluated the net realizable value of finished goods and raw materials to meet rapidly changing demand during a challenging supply chain environment in the industry in 2023 and 2024.

The Company recorded pre-tax restructuring charges of $4.1 million, $46.9 million and $32.2 million during the years ended December 31, 2025, 2024 and 2023, respectively, related to the Restructuring Plan. The Restructuring Plan was completed during the second quarter of 2025. The Company does not expect to incur further significant charges related to the Restructuring Plan. As of December 31, 2025, the total pre-tax restructuring activity incurred related to the Restructuring Plan and other inventory-related charges is $83.3 million, of which $59.7 million related to other inventory-related charges.

The following table summarizes the charges related to restructuring activities and other inventory-related charges by type of cost for the periods presented within the consolidated statements of comprehensive income or loss:

	Year Ended December 31, 2025
	Severance and Employee-Related Costs	Facility and Other Exit Costs	Total
	(Amounts in thousands)
Cost of goods sold	$217	$2,250	$2,467
Research and development	(69)	867	798
Selling, general and administrative	49	821	870
	$197	$3,938	$4,135

	Year Ended December 31, 2024
	Severance and Employee-Related Costs	Inventory Write-Off	Accelerated Depreciation	Facility and Other Exit Costs	Total
	(Amounts in thousands)
Cost of goods sold	$876	$36,082	$19	$7,051	$44,028
Research and development	449	—	—	—	449
Selling, general and administrative	1,604	—	—	1,088	2,692
Other income (expense), net	—	—	—	(234)	(234)
	$2,929	$36,082	$19	$7,905	$46,935

	Year Ended December 31, 2023
	Severance and Employee-Related Costs	Inventory Write-Off	Accelerated Depreciation	Facility and Other Exit Costs	Total
	(Amounts in thousands)
Cost of goods sold	$2,077	$23,588	$3,788	$933	$30,386
Research and development	116	—	—	-	116
Selling, general and administrative	1,532	—	28	138	1,698
	$3,725	$23,588	$3,816	$1,071	$32,200

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

As of December 31, 2025, there was no restructuring liability remaining within the consolidated balance sheet. Activity related to the Restructuring Plan for the year ended December 31, 2025 was as follows:

	Restructuring Liability December 31, 2024	Restructuring Costs	Amounts Paid in 2025	Non-cash Restructuring Items	Restructuring Liability December 31, 2025
	(Amounts in thousands)
Severance & employee-related costs	$516	$197	$(395)	$(318)	$—
Facility and other exit costs	—	3,938	(505)	(3,433)	—
Total	$516	$4,135	$(900)	$(3,751)	$—

6.
Leases

The Company is a lessee under leases of manufacturing facilities, office spaces, machinery, certain office equipment and vehicles. The Company’s leases primarily consist of operating leases with remaining lease terms between one year and ten years. Finance leases are immaterial to the Company’s consolidated financial statements.

Some of the lease agreements the Company enters into include Company options to either extend and/or early terminate the lease, the costs of which are included in the Company’s operating lease liabilities to the extent that such options are reasonably certain of being exercised. Leases with renewal options allow the Company to extend the lease term typically between one and five years per option, some of its leases have multiple options to extend. When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations, or specific characteristics unique to that particular lease that would make it reasonably certain that the Company would exercise such options.

Future minimum lease payments under the Company’s leases as of December 31, 2025 were as follows:

For the Years Ended December 31,	Amounts in thousands
2026	$27,619
2027	26,332
2028	26,250
2029	26,455
2030	23,098
2031 and thereafter	43,157
Total future minimum lease payments	172,911
Less amount of lease payment representing interest	(25,176)
Total operating lease liabilities	$147,735
Operating lease liabilities	21,559
Noncurrent operating lease liabilities	126,176
Total operating lease liabilities	$147,735

Lease expense or operating lease cost is recognized on a straight-line basis over the lease term, and variable lease cost is recognized in the period incurred. For the years ended December 31, 2025, 2024 and 2023, total lease cost is comprised of the following:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Operating lease cost	$25,200	$24,234	$20,981
Variable lease cost	4,458	4,482	4,075
Lease cost	$29,658	$28,716	$25,056

The following tables represent other information related to leases:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Cash payments included in operating cash flows from leases	$(25,785)	$(23,806)	$(17,862)
Assets acquired under operating leases	$5,352	$37,894	$4,335

	December 31,
	2025	2024
Weighted average remaining lease term (years)	6.68	7.53
Weighted average discount rate	4.56%	4.56%

7.
Revenue Recognition

The Company generates revenue from the sale of bioprocessing products, equipment devices, and related consumables used with these equipment devices to customers in the life science and biopharmaceutical industries. Under ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when, or as, obligations under the terms of a contract are satisfied, which occurs when control of the promised product or service is transferred to the customer.

Disaggregation of Revenue

Revenue for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Product revenue	$737,960	$634,178	$631,979
Royalty and other revenue	296	261	383
Total revenue	$738,256	$634,439	$632,362

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

Disaggregated revenue from contracts with customers by geographic region can be found in Note 2, “Summary of Significant Accounting Policies”.

Filtration Products

The Company’s filtration franchise generates revenue through the sale of filtration systems, flat sheet cassettes, filters, membranes and modules and other related consumables. The Company’s systems are used in the filtration, isolation, purification and concentration of biologics and diagnostic products.

The Company also markets controllers, which are technologically advanced filtration devices used in upstream processes to continuously remove cellular metabolic waste products during the course of a fermentation run, freeing healthy cells to continue producing the biologic drug of interest.

Sales of large-scale systems and controllers both generally include components and consumables. The initial sale of components and consumables is necessary for the operation of the systems, and such items are combined with the systems as a single performance obligation.

The Company’s other filtration product offerings are not highly interdependent of one another and are therefore considered distinct products that represent separate performance obligations. Revenue on these products is generally recognized at a point in time upon transfer of control to the customer.

Chromatography Products

The Company’s chromatography franchise includes a number of products used in the downstream purification and quality control of biological drugs. The majority of chromatography revenue relates to pre-packed chromatography column product line. Each column is delivered pre-packaged with the customer’s choice of chromatography resin, which is either provided by the Company for the customer or is customer supplied. Chromatography product revenue is generally recognized at a point in time upon transfer of control to the customer and represents a single performance obligation.

Process Analytics Products

Through the acquisition of C Technologies, Inc. in 2019, the Company offers downstream PAT solutions. The Company added to the analytics portfolio in 2025 through the acquisition of 908 Devices PAT Portfolio which brought upstream PAT solutions. In 2025, the Company rebranded its analytics offerings to PATsmart™. These offerings include the sale of systems, consumables and services. These products complement and support the Company’s existing franchises as they offer end-users real-time analytics. Process analytics product revenue is generally recognized at a point in time upon transfer of control to the customer.

Protein Products

The Company’s protein franchise generates revenue primarily through the sale of affinity protein ligands, resins, and growth factors. The Company manufactures multiple forms of protein ligands under long-term supply agreements with major life sciences companies, who in turn sell their chromatography media to end users (biopharmaceutical manufacturers). The Company also manufactures growth factors for sale under long-term supply agreements with certain life sciences companies as well as for direct sales to its customers.

Each protein product is considered distinct and therefore represents a separate performance obligation. Protein product revenue is generally recognized at a point in time upon transfer of control to the customer.

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of December 31, 2025 and 2024 (amounts in thousands):

	December 31,	December 31,
	2025	2024
	(Amounts in thousands)
Balances from contracts with customers only:
Accounts receivable	$158,587	$134,115
Deferred revenue (included in accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheets)	$16,152	$13,597

During the year ended December 31, 2025, the Company recognized $10.4 million of revenue that was deferred and included within accrued liabilities and other noncurrent current liabilities as of December 31, 2024. During the year ended December 31, 2024, the Company recognized $16.4 million of revenue that was deferred and included within accrued liabilities and other noncurrent current liabilities as of December 31, 2023. The timing of revenue recognition, billings and cash collections results in the accounts receivable and deferred revenue balances on the Company’s consolidated balance sheets.

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

Costs to Obtain or Fulfill a Customer Contract

The Company’s sales commission structure is based on achieving revenue targets. The commissions are driven by revenue derived from customer purchase orders which are short-term in nature.

The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses in the consolidated statements of comprehensive income or loss. When shipping and handling costs are incurred after a customer obtains control of the products, the Company accounts for these as costs to fulfill the promise and not as a separate performance obligation.

8.
Goodwill and Intangible Assets

Goodwill

The following table represents the changes in the carrying value of goodwill for the years ended December 31, 2025 and 2024 (amounts in thousands):

Balance at December 31, 2023	$987,120
Measurement period adjustment - Metenova	(56)
Acquisition of Tantti	47,105
Cumulative translation adjustment	(3,174)
Balance at December 31, 2024	$1,030,995
Acquisition of 908 Devices PAT Portfolio	50,177
Measurement period adjustment - Tantti	(162)
Cumulative translation adjustment	33,398
Balance at December 31, 2025	$1,114,408

Intangible Assets

Intangible assets, net consisted of the following for the periods presented:

	December 31, 2025
	Gross Carrying Value (1)	Accumulated Amortization (1)	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology – developed	$301,931	$(82,032)	$219,899	15
Customer relationships	277,696	(120,205)	157,491	15
Trademarks	10,564	(2,950)	7,614	18
Other intangibles	4,027	(3,584)	443	3
Total finite-lived intangible assets	594,218	(208,771)	385,447	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$594,918	$(208,771)	$386,147

	December 31, 2024
	Gross Carrying Value (1)	Accumulated Amortization (1)	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology – developed	$283,380	$(60,272)	$223,108	16
Customer relationships	267,599	(100,646)	166,953	15
Trademarks	8,641	(2,283)	6,358	19
Other intangibles	3,812	(3,034)	778	3
Total finite-lived intangible assets	563,432	(166,235)	397,197	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$564,132	$(166,235)	$397,897

(1) Excludes the original cost and accumulated amortization of fully amortized intangibles.

Amortization expense for finite-lived intangible assets was $39.1 million, $34.7 million and $31.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the Company expects to record the following amortization expense in future periods:

For the Years Ended December 31,	Amounts in thousands
2026	$39,396
2027	39,360
2028	39,327
2029	39,216
2030	38,099
2031 and thereafter	190,049
Total	$385,447

9.
Consolidated Balance Sheet Detail

Inventories, net

Inventories, net consists of the following:

	December 31,	December 31,
	2025	2024
	(Amounts in thousands)
Raw materials	$94,632	$82,208
Work-in-process	20,793	4,542
Finished products	55,033	56,214
Total inventories, net	$170,458	$142,964

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	2025	2024
	(Amounts in thousands)
Equipment maintenance, software and services	$5,576	$8,469
Prepaid income taxes	12,350	10,031
Prepaid insurance	1,219	979
Other	21,567	12,128
Total prepaid expenses and other current assets	$40,712	$31,607

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,	December 31,
	2025	2024
	(Amounts in thousands)
Land	$564	$824
Buildings	763	675
Leasehold improvements	151,121	145,256
Equipment	147,470	130,413
Furniture, fixtures and office equipment	11,517	9,999
Computer hardware and software	50,180	44,323
Construction in progress	28,401	28,211
Other	480	504
Total property, plant and equipment	390,496	360,205
Less - Accumulated depreciation	(203,882)	(162,467)
Total property, plant and equipment, net	$186,614	$197,738

Depreciation expense totaled $39.7 million, $35.0 million and $37.0 million in the fiscal years ended December 31, 2025, 2024 and 2023, respectively.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
	2025	2024
	(Amounts in thousands)
Employee compensation	$40,141	$32,163
Deferred revenue	14,609	13,243
Income taxes payable	3,592	1,423
Other	20,866	15,594
Total accrued liabilities	$79,208	$62,423

10.
Income Taxes

The components of income (loss) before income taxes are as follows:

	For the Years Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Domestic	$(23,511)	$(89,321)	$(24,888)
Foreign	85,894	62,286	81,595
Income (loss) before income taxes	$62,383	$(27,035)	$56,707

The components of the income tax provision (benefit) are as follows:

	For the Years Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Components of the income tax provision (benefit):
Current	$16,862	$15,037	$19,941
Deferred	(3,373)	(16,558)	1,170
Total	$13,489	$(1,521)	$21,111
Jurisdictional components of the income tax provision (benefit):
Federal	$(5,470)	$(13,684)	$2,272
State	3,621	(2,059)	(26)
Foreign	15,338	14,222	18,865
Total	$13,489	$(1,521)	$21,111

At December 31, 2025, the Company had federal net operating loss carryforwards of $7.5 million, state net operating loss carryforwards of $15.0 million, and foreign net operating loss carryforwards of $27.4 million. The federal net operating loss carryforwards have unlimited carryforward periods and do not expire. The state net operating loss carryforwards will expire at various dates through 2045. Approximately $5.7 million of the foreign net operating loss carryforwards have unlimited carryforward periods and do not expire, while $21.7 million of the foreign net operating loss carryforwards will expire at various dates through 2034. At December 31, 2025, the Company had federal and state business tax credit carryforwards of $7.1 million available to reduce future federal and state income taxes. The business tax credit carryforwards will expire at various dates through 2045. Net operating loss carryforwards and available tax credits are subject to review and possible adjustment by the Internal Revenue Service, state and foreign jurisdictions and may be limited in the event of certain changes in the ownership interest of significant stockholders.

The components of deferred income taxes are as follows:

	December 31,
	2025	2024
	(Amounts in thousands)
Deferred tax assets:
Stock-based compensation expense	$8,442	$6,809
Operating leases	33,000	36,415
Capitalized research and development	23,484	20,641
Inventory	11,327	15,539
Net operating loss carryforwards	7,926	9,877
Business tax credit carryforwards	5,593	5,172
Other	12,678	11,587
Total deferred tax assets	102,450	106,040
Less: valuation allowance	(4,068)	(517)
Net deferred tax assets	98,382	105,523
Deferred tax liabilities:
Fixed assets	(14,247)	(18,318)
Acquired intangible assets	(67,014)	(63,132)
Operating lease right of use assets	(26,211)	(29,897)
Debt discount	(12,712)	(16,202)
Total deferred tax liabilities	(120,184)	(127,549)
Net deferred tax liabilities	$(21,802)	$(22,026)

The net change in the total valuation allowance for the year ended December 31, 2025 and 2024 was an increase of $3.6 million and an increase of $0.5 million, respectively.

The reconciliation of the federal statutory rate to the effective income tax rate for the year ended December 31, 2025, following the adoption of ASU 2023-09 is as follows:

	For the Year Ended December 31,
	2025
	Amount	%
	(Amounts in thousands, except percentages)
Income before income taxes	$62,383
Expected tax at statutory rate	13,100	21.0%
Adjustments due to:
State income taxes, net of federal income tax effect (1)	3,643	5.8%
Foreign tax effects:
Sweden
Contingent consideration	(3,415)	(5.5%)
Other	(177)	(0.3%)
Netherlands
Statutory tax rate difference	787	1.3%
Other	(8)	(0.0%)
Other foreign jurisdictions	113	0.2%
Changes in tax laws or rates	—	0.0%
Effect of cross-border tax laws:
US taxation of foreign earnings, net of foreign tax credits	(545)	(0.9%)
Foreign-derived intangible income	(838)	(1.3%)
Tax credits:
Research and development tax credits	(1,320)	(2.1%)
Changes in valuation allowance	—	0.0%
Nontaxable or nondeductible items:
Stock compensation	(727)	(1.2%)
Executive compensation	3,388	5.4%
Other	294	0.5%
Changes in unrecognized tax benefits	(1,294)	(2.1%)
Other adjustments	488	0.8%
Effective tax rate	$13,489	21.6%

(1) State taxes in New Jersey, Massachusetts, Pennsylvania and California made up the majority (greater than 50 percent) of the tax effect in this category.

The reconciliation of the federal statutory rate to the effective income tax rate for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09 is as follows:

	For the Years Ended December 31,
	2024		2023
	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
(Loss) income before income taxes	$(27,035)		$56,707
Expected tax at statutory rate	(5,677)	21.0%	11,910	21.0%
Adjustments due to:
Difference between U.S. and foreign tax	1,200	(4.4%)	1,078	1.9%
State income taxes	(1,812)	6.7%	1,224	2.2%
Business tax credits	(1,523)	5.6%	(4,522)	(8.0%)
Stock-based compensation expense	1,782	(6.6%)	(2,461)	(4.3%)
U.S. taxation of foreign earnings	422	(1.6%)	539	1.0%
Executive compensation	2,718	(10.1%)	3,084	5.4%
Contingent consideration	796	(2.9%)	(6,412)	(11.3%)
Nondeductible transactions cost	330	(1.2%)	604	1.1%
Loss on extinguishment of debt	—	0.0%	2,634	4.6%
Debt discount	—	0.0%	16,650	29.4%
Foreign exchange loss	—	0.0%	(2,288)	(4.0%)
Change in U.S. and foreign tax rates	494	(1.8%)	—	0.0%
Uncertain tax (benefit) provisions	(805)	3.0%	165	0.3%
Change in valuation allowance	106	(0.4%)	—	0.0%
Return to provision adjustments	346	(1.3%)	(1,255)	(2.2%)
Other	102	(0.4%)	161	0.3%
Income tax (benefit) provision	$(1,521)	5.6%	$21,111	37.2%

The Company made income tax payments (net of refunds received) during the year ended December 31, 2025 as follows:

(Amounts in thousands)
Federal	$59
State (1)	318
Foreign
Germany	1,821
Netherlands	3,022
Sweden	14,326
Other foreign jurisdictions	1,379
Total income tax payments (net of refunds received)	$20,925

(1) No individual state accounted for 5% or more of the total income tax payments (net of refunds received) during the year ended December 31, 2025.

Total cash paid for income taxes during the years ended December 31, 2024 and 2023 were $19.3 million and $27.0 million, respectively.

The Company’s tax returns are subject to examination by federal, state and foreign tax authorities. The Company’s two major tax jurisdictions are subject to examination for the following periods:

Jurisdiction	Fiscal Years Subject to Examination
United States - federal and state	2021-2025
Sweden	2020-2025

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	For the Years Ended December 31,
	2025	2024
	(Amounts in thousands)
Balance of gross unrecognized tax benefits, beginning of period	$2,129	$3,139
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	80	76
Gross amounts of changes in unrecognized tax benefits as a result of tax positions taken in the prior period	(10)	(20)
Gross amounts of decreases due to release	(1,418)	(1,066)
Balance of gross unrecognized tax benefits, end of period	$781	$2,129

Included in the balance of unrecognized tax benefits as of December 31, 2025, are $0.8 million of tax benefits that, if recognized, would affect the effective tax rate. The Company classifies interest and penalties related to income taxes as components of its income tax provision (benefit). In the years ended December 31, 2025 and 2024, interest and penalties recorded within the income tax provision on the consolidated statement of comprehensive income or loss, and the related accruals on the consolidated balance sheets were immaterial to the financial statements.

In 2021, the Organization of Economic Co-operation and Development announced an Inclusive Framework on Base Erosion and Profit Sharing with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. The Company continues to evaluate the impacts of enacted legislation and pending legislation in the tax jurisdictions in which we operate. While various countries have implemented the legislation and various countries continue to implement, the Company does not expect a material impact on our consolidated financial statements or results of operations in future periods.

On July 4, 2025, the United States enacted new tax legislation, the One Big Beautiful Bill Act (“OBBBA”), which contains several provisions modifying the corporate income tax code such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, updates to the international tax framework and the reinstatement of certain business-related provisions. The legislation has multiple effective dates, with provisions taking effect from 2025 through 2027. The changes effective in 2025 are included in the Company’s provision for income taxes for the year ended December 31, 2025 and were not material. The Company does not expect the OBBBA to have a material impact on our consolidated financial statements or results of operations in future periods.

As of December 31, 2025, the Company has accumulated undistributed earnings generated by its foreign subsidiaries. The Company has not provided for taxes on outside basis differences of its foreign subsidiaries as it is not practicable and the Company has the ability and intent to indefinitely reinvest the undistributed earnings of its foreign subsidiaries, and there are no needs for such earnings in the United States that would contradict its plan to indefinitely reinvest.

11.
Stockholders’ Equity

Share Repurchases

In December 2023, the Board authorized and approved a stock repurchase of up to $25.0 million of the Company's common stock (the “Share Repurchase Program”) concurrent with the issuance of $600.0 million aggregate principal amount of its 2023 Notes. During the years ended December 31, 2025 and 2024, the Company did not repurchase any shares of common stock under the Share Repurchase Program. During the year ended December 31, 2023, the Company used $14.4 million of the proceeds from the issuance of the 2023 Notes to repurchase 92,090 shares at a price of $156.22, including transaction costs, to offset the impact of dilution from the issuance of 2023 Notes and equity compensation programs as well as to reduce its outstanding share count.

Stock Option and Incentive Plans

Under the Company’s current 2018 Stock Option and Incentive Plan (the “2018 Plan”), the number of shares of the Company’s common stock that are reserved and available for issuance shall be 2,778,000 plus the number of shares of common stock available for issuance under the Company’s Amended and Restated 2012 Stock Option and Incentive Plan (the “2012 Plan”, and together with the 2018 Plan, the “Plans”). The shares of common stock underlying any awards under the Plans that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At December 31, 2025, 1,194,241 shares were available for future grants under the 2018 Plan.

Former Chief Executive Officer Accounting Modifications

On June 12, 2024, upon approval by the Board, the Company entered into the Fourth Amended and Restated Employment Agreement (the “Transition Agreement”) with the Company's former Chief Executive Officer (“CEO”), Tony J. Hunt, which amends and restates Mr. Hunt's Third Amended and Restated Employment Agreement with the Company dated as of May 26, 2022. Under the terms of the Transition Agreement, Mr. Hunt relinquished his position as the Company's CEO effective September 1, 2024 (the “Transition Date”) and transitioned to a new role as Executive Chair of the Board beginning on the Transition Date (the “CEO Transition”). On January 6, 2026, the Company announced Mr. Hunt will retire as a member of the Board, effective March 13, 2026, and will continue to remain an advisor, providing services to the Company consistent with the Transition Agreement.

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

Stock Issued for Earnout Payment

In April 2025, the Company issued 52,935 shares of its common stock to former securityholders of Avitide to satisfy the final contingent consideration obligation established under the Agreement and Plan of Merger and Reorganization (the “Avitide Agreement”) which the Company entered into as part of the acquisition of Avitide in September 2021. Additionally, in April 2025, the Company issued 5,517 shares of its common stock to former securityholders of FlexBiosys, Inc. (“FlexBiosys”) to satisfy the final contingent consideration obligation established under the Equity Purchase Agreement (the “FlexBiosys Agreement”), which the Company entered into as part of the acquisition of FlexBiosys in April 2023.

In April 2024, the Company issued 28,638 shares of its common stock to former securityholders of Avitide to satisfy the contingent consideration obligation established under the Avitide Agreement which the Company entered into as part of the acquisition of

Avitide in September 2021. In March 2024, the Company issued 2,770 shares of its common stock to former securityholders of FlexBiosys to satisfy the contingent consideration obligation established under the FlexBiosys Agreement, which the Company entered into as part of the acquisition of FlexBiosys in April 2023.

In May 2023, the Company issued 42,621 shares of its common stock to former securityholders of Avitide to satisfy the contingent consideration obligation established under the Agreement and Plan of Merger and Reorganization which the Company entered into as part of the Avitide Acquisition.

Stock-Based Compensation

The following table presents stock-based compensation expense in the Company’s consolidated statements of comprehensive income or loss:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Cost of goods sold	$2,682	$1,948	$1,933
Research and development	5,015	3,227	2,855
Selling, general and administrative(1)	24,908	42,895	20,787
Total stock-based compensation	$32,605	$48,070	$25,575

(1) Selling, general and administrative stock-based compensation for the year ended December 31, 2024, includes $22.4 million of expense related to the Equity Modification discussed above.

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

Information regarding option activity for the year ended December 31, 2025, under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2024	596,206	$98.64
Granted	63,420	141.38
Exercised	(78,074)	40.68		$8,225
Forfeited/expired/cancelled	(18,279)	200.56
Options outstanding at December 31, 2025	563,273	$108.18	5.17	$34,877
Options exercisable at December 31, 2025	363,976	$103.55	4.42	$24,680
Vested and expected to vest at December 31, 2025(1)	558,404	$107.80	5.14	$34,802

(1) Represents the number of vested options as of December 31, 2025 plus the number of unvested options expected to vest as of December 31, 2025, based on the unvested outstanding options at December 31, 2025 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2025. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $8.2 million, $10.4 million and $5.8 million, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2025, 2024 and 2023 was $73.38, $88.00 and $84.37, respectively.

Stock Units

The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant. The Company recognizes expense on awards with service-based vesting over the employee's requisite service period on a straight-line basis. The Company recognizes expense on performance-based awards over the vesting period based on the probability that the performance metrics will be achieved. Information regarding stock unit activity, which includes activity for restricted stock units and performance stock units, for the year ended December 31, 2025 under the Plans is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	470,612	$162.33
Awarded	294,537	144.73
Vested	(156,115)	164.37
Forfeited/cancelled	(53,987)	172.86
Unvested at December 31, 2025	555,047	$152.80
Vested and expected to vest at December 31, 2025(1)	500,406	$152.00

(1) Represents the number of vested stock units as of December 31, 2025, plus the number of unvested stock units expected to vest as of December 31, 2025 based on the unvested outstanding stock units at December 31, 2025 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value of stock units vested during the years ended December 31, 2025, 2024 and 2023 was $23.2 million, $26.7 million and $35.7 million, respectively. The total fair value of stock units that vested during the years ended December 31, 2025, 2024 and 2023 was $25.7 million, $22.0 million and $26.2 million, respectively.

As of December 31, 2025, there was $63.7 million of total unrecognized compensation cost, inclusive of stock options and stock units, related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.6 years.

12.
Commitments and Contingencies

License Agreement

In 2022, the Company entered into a 15-year exclusive License Agreement (the “Daylight Agreement”) with DRS Daylight Solutions, Inc. (“Daylight”), giving the Company exclusive license and commercialization rights to use certain technology and intellectual property subject to conditions set forth in the Daylight Agreement. This was later extended by one additional year in 2024. The Company agreed to pay Daylight (i) an initial, one-time, non-refundable, non-creditable upfront cash payment and (ii) certain quarterly royalty payments.

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

Collaboration Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements that require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. Research and development expenses associated with license agreements were immaterial amounts for the years ended December 31, 2025, 2024 and 2023.

In 2018, the Company secured an agreement with Navigo Proteins GmbH (“Navigo”) for the exclusive co-development of multiple affinity ligands for which Repligen holds commercialization rights. The Company is manufacturing and supplying the first of these ligands, NGL-Impact®, exclusively to Purolite, who is pairing the Company’s high-performance ligand with Purolite’s agarose jetting base bead technology used in their Jetted A50 Protein A resin product. The Company also signed a long-term supply agreement with Purolite for NGL-Impact and other potential additional affinity ligands that may advance from the Company’s Navigo collaboration. The Navigo and Purolite agreements are supportive of the Company’s strategy to secure and reinforce the Company’s proteins business. The Company made royalty payments to related to these agreements of $4.7 million, $3.1 million and $3.8 million in the years ended December 31, 2025, 2024 and 2023, respectively.

Purchase Obligations

The Company has entered into purchase obligations in the normal course of business, that represent legally enforceable, non-cancellable commitments. These primarily include inventory contracts, such as agreements with manufacturers or distributors and software licenses. Outstanding obligations, at December 31, 2025 were $17.6 million. Future commitments to be settled in one year is $7.2 million, $7.6 million to be settled in one to three years, and $2.8 million to be settled in three to five years.

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

13.
Convertible Senior Notes

The carrying value of the Company’s convertible senior notes is as follows:

	December 31, 2025	December 31, 2024
	(Amounts in thousands)
1.00% Convertible Senior Notes due 2028:
Principal amount	$600,000	$600,000
Unamortized debt discount	(52,726)	(67,712)
Unamortized debt issuance costs	(5,061)	(6,721)
Carrying amount - Convertible Senior Notes due 2028, net	$542,213	$525,567

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

The Company evaluated the Exchange Transaction and determined approximately $29.6 million of the $217.7 million principal of the exchanged 2019 Notes should be accounted for as extinguishments of debt and approximately $188.1 million should be accounted for as modification of debt. As a result, the Company recognized a $12.7 million loss on the extinguishment of debt in its consolidated statements of comprehensive income or loss for the year ended December 31, 2023, inclusive of $0.1 million of unamortized debt issuance costs. Under debt modification accounting, the carrying amount of the modified 2019 Notes was reduced by $2.8 million, with a corresponding increase to additional paid-in capital, to account for the increase in the fair value of the embedded conversion option, representing a debt discount of the modified 2019 Notes. The aggregate debt discount of $52.7 million as of December 31, 2025 is comprised of $51.0 million increase in principal of the modified 2019 Notes and a $1.7 million increase in the fair value of the embedded conversion option. The aggregate debt discount of $67.7 million as of December 31, 2024, is comprised of $65.5 million increase in principal of the modified 2019 Notes and a $2.2 million increase in the fair value of the embedded conversion option. These amounts are presented in their respective periods as a direct reduction from the carrying value of the convertible debt in the consolidated balance sheets. These amounts are accreted into interest expense in the consolidated statements of comprehensive income or loss using the effective interest method over the term of the 2023 Notes.

Proceeds from the Subscription Transactions were $276.1 million, net of debt issuance costs of $13.9 million. The Exchange Transaction resulted in $6.2 million of the debt issuance costs related to the modified 2019 Notes, which were expensed as incurred in accordance with debt modification accounting, and $7.7 million of deferred debt issuance costs related to the 2023 Notes, which were recorded as a direct deduction to the carrying value of the 2023 Notes on the Company’s consolidated balance sheets. The Company is amortizing the $7.8 million of debt issuance costs of the 2023 Notes into amortization of debt issuance costs in the Company’s consolidated statements of comprehensive income or loss over the remaining term of the 2023 Notes.

The Company used $14.4 million of the proceeds from the Subscription Transactions to repurchase shares of its common stock from certain purchasers of the 2023 Notes. See Note 11, “Stockholders' Equity” for additional information related to this repurchase. The Company also used a portion of the proceeds to finance in part, the settlement upon redemption of the remaining 2019 Notes at maturity.

The 2023 Notes are senior, unsecured obligations of the Company, bear interest at a rate of 1.00% per year and have an effective interest rate of 4.39%. Interest is payable semi-annually in arrears on each June 15 and December 15, which commenced June 15, 2024. The 2023 Notes will mature on December 15, 2028, unless earlier redeemed, repurchased or converted. During the fourth quarter of 2025, the closing price of the Company’s common stock did not exceed 130% of the conversion price of the 2023 Notes for more than 20 trading days of the last 30 consecutive trading of the quarter. As a result, the 2023 Notes are not convertible at the option of the holders of the 2023 Notes during the first quarter of 2026, the quarter immediately following the quarter when the conditions are met, as stated in the indenture governing the 2023 Notes.

The initial conversion rate for the 2023 Notes is 4.9247 shares of the Company's common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of $203.06 per share and represents a 30% premium over the last reported sale price of $156.20 per share on December 6, 2023, the date on which the 2023 Notes were priced. Prior to the close of business on the business day immediately preceding September 15, 2028, the 2023 Notes will be convertible at the option of the holders of 2023 Notes only upon the satisfaction of the specified conditions, into cash up to their principal amount, and into cash, shares of the Company's common stock or a combination thereof, at the Company's election, for the conversion value above the principal amount, if any. Thereafter until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2023 Notes will be convertible at the option of the holders of 2023 Notes at any time regardless of these conditions. The Company may redeem for cash, all or a portion of the 2023 Notes, at its option, on or after December 18, 2026 and prior to the 21st scheduled trading day immediately preceding the maturity date at a redemption price of 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date, if certain conditions are met in accordance with the indenture governing the 2023 Notes (the “2023 Notes Indenture”).

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

The following table sets forth total interest expense recognized related to the 2019 and 2023 Notes for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(Amounts in thousands)
Contractual interest expense - 2023 Notes	$6,000	$6,000	$283
Amortization of debt discount - 2023 Notes	14,986	13,745	620
Amortization of debt issuance costs - 2023 Notes	1,660	1,636	6,324
Contractual interest expense - 2019 Notes	—	141	1,030
Amortization of debt issuance costs - 2019 Notes	—	243	1,752
Total	$22,646	$21,765	$10,009

14.
Employee Benefit Plans

In the United States, the Repligen Corporation 401(k) Savings and Retirement Plan (the “401(k) Plan”) is a qualified defined contribution plan in accordance with Section 401(k) of the Internal Revenue Code. All U.S. employees over the age of 21 are eligible to make pre-tax contributions up to a specified percentage of their compensation. Under the 401(k) Plan, the Company may, but is not obligated to match a portion of the employees’ contributions up to a defined maximum. The match is calculated on a calendar year basis. The Company matched $3.3 million, $2.9 million and $3.0 million in the years ended December 31, 2025, 2024 and 2023, respectively.

In Sweden, the Company contributes to a government-mandated occupational pension plan that is a qualified defined contribution plan. All employees in Sweden are eligible for this pension plan. The Company pays premiums to a third-party occupational pension specialist who administers the pension plan. These premiums are based on various factors including each employee’s age, salary, employment history and selected benefits in the pension plan. When an employee terminates or retires, these premium payments cease for that employee and the Company has no further pension-related obligations for that employee. The Company contributed $1.4 million, $1.2 million and $1.0 million, respectively to the defined contribution plan for the years ended December 31, 2025, 2024 and 2023, respectively.