Form 10-Q
period 2026-03-31
REPLIGEN CORP
filed 2026-05-06
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s common stock on May 1, 2026 was 56,407,740.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$582,650	$566,021
Marketable securities	201,881	201,607
Accounts receivable, net of allowances of $2,709 and $2,767 at March 31, 2026 and December 31, 2025, respectively	151,552	158,587
Inventories, net	179,256	170,458
Prepaid expenses and other current assets	46,021	40,712
Total current assets	1,161,360	1,137,385
Property, plant and equipment, net	173,461	186,614
Intangible assets, net	368,188	386,147
Goodwill	1,106,874	1,114,408
Deferred tax assets	1,362	694
Operating lease right of use assets	113,644	119,538
Other noncurrent assets	5,883	4,913
Total assets	$2,930,772	$2,949,699
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,657	$30,010
Operating lease liabilities	21,071	21,559
Contingent consideration	5,226	5,049
Accrued liabilities	65,255	79,208
Total current liabilities	126,209	135,826
Convertible Senior Notes due 2028, net	546,585	542,213
Deferred tax liabilities	15,018	22,496
Noncurrent operating lease liabilities	119,964	126,176
Noncurrent contingent consideration	778	1,304
Other noncurrent liabilities	16,755	15,555
Total liabilities	825,309	843,570
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 56,399,294 shares at March 31, 2026 and 56,325,429 shares at December 31, 2025 issued and outstanding	564	563
Additional paid-in capital	1,654,627	1,651,849
Accumulated other comprehensive loss	(14,309)	(2,531)
Retained earnings	464,581	456,248
Total stockholders’ equity	2,105,463	2,106,129
Total liabilities and stockholders’ equity	$2,930,772	$2,949,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

Condensed CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Product	$194,211	$169,137
Royalty and other revenue	44	35
Total revenue	194,255	169,172
Costs and operating expenses:
Cost of goods sold	85,971	77,801
Research and development	14,458	12,114
Selling, general and administrative	76,536	70,706
Restructuring activities and other charges	1,496	1,973
Change in fair value of contingent consideration	(146)	—
Total costs and operating expenses	178,315	162,594
Income from operations	15,940	6,578
Other (expense) income, net:
Investment income	6,342	7,314
Interest expense	(5,578)	(5,250)
Amortization of debt issuance costs	(419)	(413)
Loss on sale of business	(13,763)	—
Other expense, net	(750)	(286)
Other (expense) income, net	(14,168)	1,365
Income before income taxes	1,772	7,943
Income tax (benefit) provision	(6,561)	2,113
Net income	$8,333	$5,830
Earnings per share:
Basic	$0.15	$0.10
Diluted	$0.15	$0.10
Weighted average common shares outstanding:
Basic	56,354	56,123
Diluted	56,666	56,558

Net income	$8,333	$5,830
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities, net of tax	(113)	—
Foreign currency translation adjustment	(11,665)	4,692
Comprehensive (loss) income	$(3,445)	$10,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands, except share data)

	Three Months Ended March 31, 2026
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2025	56,325,429	$563	$1,651,849	$(2,531)	$456,248	$2,106,129
Net income	—	—	—	—	8,333	8,333
Exercise of stock options and vesting of stock units	116,798	1	(1)	—	—	—
Tax withholding on vesting of restricted stock units	(42,933)	—	(5,543)	—	—	(5,543)
Stock-based compensation expense	—	—	8,322	—	—	8,322
Unrealized loss on available-for-sale securities	—	—	—	(113)	—	(113)
Translation adjustment	—	—	—	(11,665)	—	(11,665)
Balance at March 31, 2026	56,399,294	$564	$1,654,627	$(14,309)	$464,581	$2,105,463

	Three Months Ended March 31, 2025
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2024	56,091,677	$561	$1,617,336	$(52,533)	$407,354	$1,972,718
Net income	—	—	—	—	5,830	5,830
Exercise of stock options and vesting of stock units	128,593	1	1,463	—	—	1,464
Tax withholding on vesting of restricted stock units	(41,143)	—	(6,494)	—	—	(6,494)
Stock-based compensation expense	—	—	7,273	—	—	7,273
Translation adjustment	—	—	—	4,692	—	4,692
Balance at March 31, 2025	56,179,127	$562	$1,619,578	$(47,841)	$413,184	$1,985,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$8,333	$5,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,762	18,704
Amortization of debt discount and issuance costs	4,372	4,039
Loss on sale of business	13,763	—
Stock-based compensation	8,322	7,273
Deferred income taxes, net	(7,700)	(1,204)
Change in fair value of contingent consideration	(146)	—
Net unrealized foreign exchange loss (gain)	38	(8,207)
Operating lease right of use asset amortization	4,775	4,484
Other adjustments and non-cash items	(1,327)	10,475
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	3,186	(9,921)
Inventories	(12,069)	(3,828)
Prepaid expenses and other current assets	(1,978)	(2,191)
Other noncurrent assets	26	(1,202)
Accounts payable	5,918	(6,693)
Accrued liabilities	(12,655)	1,807
Operating lease liabilities	(5,594)	(4,836)
Noncurrent liabilities	1,269	475
Total cash provided by operating activities	28,295	15,005
Cash flows for investing activities
Acquisitions, net of cash acquired	—	(69,720)
Purchases of marketable securities	(64,625)	—
Maturities of marketable securities	66,000	—
Additions to capitalized software costs	(237)	(867)
Purchases of property, plant and equipment	(4,710)	(3,563)
Sale of property, plant and equipment	—	42
Other investing activities	(416)	—
Total cash used in investing activities	(3,988)	(74,108)
Cash flows for financing activities
Proceeds from exercise of stock options	—	1,464
Payment of tax withholding obligation on vesting of restricted stock	(5,543)	(6,494)
Total cash used in financing activities	(5,543)	(5,030)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(145)	4,007
Net increase (decrease) in cash, cash equivalents and restricted cash	18,619	(60,126)
Cash, cash equivalents and restricted cash, beginning of period	566,021	757,355
Cash, cash equivalents and restricted cash, end of period	$584,640	$697,229

	Three Months Ended March 31,
	2026	2025
	(Amounts in thousands)
Supplemental disclosure of cash flow information:
Assets acquired under operating leases	$2,390	$36

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$582,650	$697,229
Restricted cash included within other noncurrent assets	1,990	—
Total cash, cash equivalents and restricted cash	$584,640	$697,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Repligen Corporation (the “Company”, “Repligen”, “our” or “we”) in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The information included within this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on February 26, 2026 (“Form 10-K”).

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal, recurring adjustments necessary for a fair presentation of results of the interim periods presented. Results of the interim periods presented are not necessarily indicative of results to be expected for the entire year. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

During the three months ended March 31, 2026, the Company made no material changes in the application of its significant accounting policies that were disclosed within Note 2, “Summary of Significant Accounting Policies” included in Part II, Item 8, “Financial Statements and Supplementary Data” to the Company's Form 10-K.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation. Beginning in 2026, “Restructuring activities and other charges” is presented separately on the condensed consolidated statements of comprehensive income or loss. This reclassification has no impact on net income or loss.

Recent Accounting Guidance

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) and other recently issued guidance or rule decisions on its condensed consolidated financial statements. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s condensed consolidated financial position, results of operations or related disclosures.

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

2.
Marketable Securities and Fair Value Measurements

Marketable Securities

In the fourth quarter of 2025, the Company invested in marketable securities, in the form of U.S. Treasury Bills. As of March 31, 2026 and December 31, 2025, the Company’s marketable securities were classified as available-for-sale investments and mature within one year from the balance sheet date. During the three months ended March 31, 2026, the Company did not have any realized gains or losses. During the three months ended March 31, 2026, the Company did not recognize credit losses related to the available-for-sale securities, and there was no allowance for credit losses recorded as of March 31, 2026 and December 31, 2025.

The following tables summarize the Company's marketable securities as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
	(Amounts in thousands)
Short-term investments:
U.S. Treasury bills	$201,941	$5	$(65)	$201,881
Total	$201,941	$5	$(65)	$201,881

	December 31, 2025
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
	(Amounts in thousands)
Short-term investments:
U.S. Treasury bills	$201,554	$55	$(2)	$201,607
Total	$201,554	$55	$(2)	$201,607

Fair Value Measured on a Recurring Basis

The Company uses various valuation approaches in determining the fair value of its assets and liabilities required to be recorded or disclosed at fair value. The Company employs a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

Level 1 -	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 -	Valuations based on observable market based inputs or unobservable inputs that are corroborated by market data, each either directly or indirectly.

Level 3 -	Valuations based on inputs that are unobservable or significant to the overall fair value measurement.

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

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Cash and cash equivalents:
Cash (1)	$91,042	$—	$—	$91,042
Money market accounts	491,608	—	—	491,608
Total	$582,650	$—	$—	$582,650
Marketable securities:
U.S. Treasury bills	$—	$201,881	$—	$201,881
Total	$—	$201,881	$—	$201,881
Total assets	$582,650	$201,881	$—	$784,531
Liabilities:
Contingent consideration	$—	$5,226	$—	$5,226
Noncurrent contingent consideration	—	—	778	778
Total liabilities	$—	$5,226	$778	$6,004

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Cash and cash equivalents:
Cash (1)	$88,148	$—	$—	$88,148
Money market accounts	477,873	—	—	477,873
Total	566,021	—	—	566,021
Marketable securities:
U.S. Treasury bills	—	201,607	—	201,607
Total	$—	$201,607	$—	$201,607
Total assets	$566,021	$201,607	$—	$767,628
Liabilities:
Contingent consideration	$—	$—	$5,049	$5,049
Noncurrent contingent consideration	—	—	1,304	1,304
Total liabilities	$—	$—	$6,353	$6,353

(1) Cash and cash equivalents are recorded at carrying value, which approximate fair value.

Contingent Consideration – Earnout

In connection with the acquisition of Tantti Laboratory Inc. (“Tantti”), the Company has an obligation to pay a maximum of $54.5 million (undiscounted) in contingent consideration earnouts in cash over a three-year earnout period beginning January 1, 2025 and ending December 31, 2027. As of March 31, 2026 the estimated fair value of the obligation is $6.0 million, of which $5.2 million is classified as current within the condensed consolidated balance sheet. As of March 31, 2026, the current balance was transferred from Level 3 to Level 2 representing the approximate earnout to be paid in 2026.

A reconciliation of the change in fair value of contingent consideration – earnout is included in the following table (amounts in thousands):

Balance at December 31, 2025	$6,353
Decrease in fair value of contingent consideration earnouts	(146)
Cumulative translation adjustment	(203)
Balance at March 31, 2026	$6,004

The recurring Level 3 fair value measurement of the contingent consideration obligation for Tantti includes the following significant unobservable inputs (amounts in thousands, except percent data):

Contingent Consideration Earnout	Fair Value as of March 31, 2026	Valuation Technique	Unobservable Input	Range	Weighted Average(1)
Commercialization-based payments		Probability-weighted present value	Probability of Success	0% - 100%	83%
	$774		Earnout Discount Rate	4.3% - 4.6%	4.4%
Revenue and Volume- based payments		Monte Carlo Simulation	Volatility	34.8%	34.8%
			Revenue & Volume Discount Rate	16.6%	16.6%
	$4		Earnout Discount Rate	4.3% - 4.9%	4.8%

(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.

Changes in the projected performance of the acquired business could result in a higher or lower contingent consideration obligation in the future.

Fair Value Measured on a Nonrecurring Basis

During the three months ended March 31, 2026, there were no re-measurements to fair value of financial assets and liabilities that are measured at fair value on a nonrecurring basis.

Convertible Senior Notes

At March 31, 2026 and December 31, 2025, the fair value of the Company’s 1.00% Convertible Senior Notes due 2028 (the “2023 Notes”) was $607.4 million and $603.1 million, respectively. The fair value of the 2023 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2023 Notes as of March 31, 2026 and December 31, 2025. See Note 8, “Convertible Senior Notes”, for additional information.

3.
Acquisitions and Divestitures

2026 Divestiture

Polymem S.A.S.

On March 30, 2026, the Company completed the sale of Polymem S.A.S. (“Polymem”) for total consideration of approximately $4.4 million, which is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet, as the proceeds were not yet received as of March 31, 2026. The Company recognized a loss on the sale during the three months ended March 31, 2026, of $13.8 million, which was recorded within loss on sale of business on the condensed consolidated statements of comprehensive income or loss.

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

Consideration Transferred

The Company accounted for the 908 Devices PAT Portfolio acquisition as a purchase of a business in accordance with ASC 805, “Business Combinations.” Under the securities and asset purchase agreement, the PAT Portfolio and associated net assets were acquired for cash consideration of $69.9 million. The assets acquired and liabilities assumed were recorded as of the acquisition date, at their respective fair values and consolidated with those of the Company.

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which such costs are incurred. The Company has incurred $13.2 million of transaction and integration costs associated with the 908 Devices PAT Portfolio acquisition from the date of acquisition to March 31, 2026, of which $0.7 million were incurred during the three months ended March 31, 2026. The transaction and integration costs are included in operating expenses in the condensed consolidated statements of comprehensive income or loss.

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

There were no changes to the purchase price allocation during the three months ended March 31, 2026.

Acquired Goodwill

The goodwill of $50.2 million represents future economic benefits expected to arise from anticipated synergies from the integration of the 908 Devices PAT Portfolio into the Company. These synergies include operating efficiencies and strategic benefits projected to be achieved as a result of the 908 Devices PAT Portfolio acquisition. Goodwill is calculated based on the acquired assets in the United States and Germany. Goodwill related to the United States of $39.6 million is deductible for income tax purposes. The goodwill of $10.6 million related to Germany is nondeductible for income tax purposes.

Intangible Assets

The following table sets forth the components of the identified intangible assets associated with the 908 Devices PAT Portfolio acquisition and their estimated useful lives:

	Useful life	Fair Value
		(Amounts in thousands)
Customer relationships	8 - 9 years	$5,040
Developed technology	10 - 12 years	6,910
Trademark and tradename	13 - 14 years	1,660
		$13,610

4.
Restructuring Activities and Other Charges

2026 Restructuring Activities and Other Charges

During the first quarter of 2026, the Company initiated a series of restructuring activities to simplify the global manufacturing footprint of the organization and align its workforce to support long-term company growth. These activities will include a series of site optimization phases with the purpose of improving operating efficiency. Costs related to these initiatives will primarily consist of severance and employee-related costs and facility and other exit costs.

As of the date of issuance of these financial statements, the Company has not identified restructuring actions related to these activities that will result in material charges to the financial statements. The Company expects to identify additional actions as it further refines its initiatives in future periods. These charges will be recorded when criteria are met in accordance with ASC 420, “Exit or Disposal Cost Obligations.” The activities included in these initiatives are expected to be substantially complete by the end of 2027.

2025 Restructuring Activities and Other Charges

Beginning in 2023, the Company initiated restructuring activities to simplify and streamline its organization and strengthen the overall effectiveness of operations. The activity continued into 2024 and 2025 and included consolidating a portion of the manufacturing operations between certain U.S. locations, writing-off abandoned equipment with the rationalization of excess production line capacity and discontinuing the sale of certain product SKUs. The Company does not expect to incur further significant charges related to these actions.

The following table summarizes the charges related to restructuring activities and other charges by type of cost for the periods presented within the Company’s condensed consolidated statements of comprehensive income or loss:

	Three Months Ended March 31,
	2026	2025
	(Amounts in thousands)
Severance and employee-related costs	$1,142	$12
Facility and other exit costs	354	1,961
Restructuring activities and other charges	$1,496	$1,973

The following table summarizes the changes in the Company’s accrued restructuring balance, which is recorded within accrued liabilities on the condensed consolidated balance sheets.

	Restructuring liability December 31, 2025	Restructuring charges	Cash payments	Non-cash items	Restructuring liability March 31, 2026
	(Amounts in thousands)
Severance and employee-related costs	$147	$1,142	$(381)	$—	$908
Facility and other exit costs	—	354	(18)	(336)	—
Restructuring activities and other charges	$147	$1,496	$(399)	$(336)	$908

5.
Revenue Recognition

Disaggregation of Revenue

Revenue for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
	(Amounts in thousands)
Product revenue	$194,211	$169,137
Royalty and other revenue	44	35
Total revenue	$194,255	$169,172

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

Disaggregated revenue from contracts with customers by geographic region and revenue from significant customers can be found in Note 13, “Segment Reporting.” For more information regarding product revenue, see Note 7, “Revenue Recognition” included in Part II, Item 8, “Financial Statements and Supplementary Data” to the Company's Form 10-K.

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
	(Amounts in thousands)
Balances from contracts with customers only:
Accounts receivable	$151,552	$158,587
Deferred revenue (included in accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheets)	$21,116	$16,152

During the three months ended March 31, 2026, the Company recognized $6.2 million of revenue that was deferred and included within accrued liabilities and other noncurrent liabilities as of December 31, 2025. During the three months ended March 31, 2025, the Company recognized $5.3 million of revenue that was deferred and included within accrued liabilities and other noncurrent liabilities as of December 31, 2024.

The timing of revenue recognition, billings and cash collections results in the accounts receivable and deferred revenue balances on the Company’s condensed consolidated balance sheets.

6.
Goodwill and Intangible Assets

Goodwill

The following table represents the change in the carrying value of goodwill for the three months ended March 31, 2026 (amounts in thousands):

Balance at December 31, 2025	$1,114,408
Divestiture of Polymem	(713)
Cumulative translation adjustment	(6,821)
Balance at March 31, 2026	$1,106,874

Intangible assets

Intangible assets, net, consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology – developed	$291,277	$(83,855)	$207,422	15
Customer relationships	276,742	(124,162)	152,580	15
Trademarks	10,210	(2,814)	7,396	18
Other intangibles	3,491	(3,401)	90	3
Total finite-lived intangible assets	581,720	(214,232)	367,488	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$582,420	$(214,232)	$368,188

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology – developed	$301,931	$(82,032)	$219,899	15
Customer relationships	277,696	(120,205)	157,491	15
Trademarks	10,564	(2,950)	7,614	18
Other intangibles	4,027	(3,584)	443	3
Total finite-lived intangible assets	594,218	(208,771)	385,447	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$594,918	$(208,771)	$386,147

Amortization expense for finite-lived intangible assets was $9.8 million and $9.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company expects to record the following amortization expense in future periods:

For the Years Ended December 31,	Amounts in thousands
2026 (remaining nine months)	$28,862
2027	38,446
2028	38,412
2029	38,302
2030	37,187
2031 and thereafter	186,279
Total	$367,488

7.
Condensed Consolidated Balance Sheets Detail

Inventories, net

Inventories, net consists of the following:

	March 31,	December 31,
	2026	2025
	(Amounts in thousands)
Raw materials	$97,096	$94,632
Work-in-process	25,011	20,793
Finished products	57,149	55,033
Total inventories, net	$179,256	$170,458

Accrued liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2026	2025
	(Amounts in thousands)
Employee compensation	$26,278	$40,141
Deferred revenue	18,308	14,609
Income taxes payable	897	3,592
Other	19,772	20,866
Total accrued liabilities	$65,255	$79,208

8.
Convertible Senior Notes

The carrying value of the Company's Convertible Senior Notes is as follows:

	March 31, 2026	December 31, 2025
	(Amounts in thousands)
1.00% Convertible Senior Notes due 2028:
Principal amount	$600,000	$600,000
Unamortized debt discount	(48,773)	(52,726)
Unamortized debt issuance costs	(4,642)	(5,061)
Carrying amount - Convertible Senior Notes due 2028, net	$546,585	$542,213

1.00% Convertible Senior Notes due 2028

On December 14, 2023, the Company issued $600.0 million aggregate principal amount of its 2023 Notes pursuant to Rule 144A under the Securities Act. The 2023 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 1.00% per year and have an effective interest rate of 4.39%. Interest is payable semi-annually in arrears on each of June 15 and December 15, which commenced on June 15, 2024. The 2023 Notes will mature on December 15, 2028, unless earlier redeemed, repurchased or converted.

The initial conversion rate for the 2023 Notes is 4.9247 shares of the Company’s common stock per $1,000 principal amount of the 2023 Notes, which is equivalent to an initial conversion price of $203.06 per share and represents a 30% premium over the last reported sale price of $156.20 per share on December 6, 2023, the date on which the 2023 Notes were priced.

The holders of the 2023 Notes may convert all or a portion of such notes prior to the close of business on the business day immediately preceding September 15, 2028 under the following circumstances, as stated in the indenture governing the 2023 Notes (the “2023 Notes Indenture”):

•
During any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•
During the five-business day period immediately after any five consecutive trading day period (the “measurement period") in which the trading price (as defined in the 2023 Notes Indenture) per $1,000 principal amount of the 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; and
•
If the Company calls the 2023 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•
Upon occurrence of a specific corporate events as set forth in the 2023 Notes Indenture.

Prior to the close of business on the business day immediately preceding September 15, 2028, the 2023 Notes will be convertible at the option of the holders of the 2023 Notes, only upon the satisfaction of the specified conditions described above, into cash up to their principal amount, and into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election, for the conversion value above the principal amount, if any. Thereafter until the close of business on the second scheduled trading day immediately preceding the maturity date, December 15, 2028, the 2023 Notes will be convertible at the option of the holders of the 2023 Notes at any time regardless of these specified conditions.

The Company may redeem for cash, all or a portion of the 2023 Notes, at its option, on or after December 18, 2026 and prior to the 21st scheduled trading day immediately preceding the maturity date at a redemption price of 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, if certain conditions are met in accordance with the 2023 Notes Indenture.

The conditional conversion features of the 2023 Notes were not triggered during the calendar quarter ended March 31, 2026, therefore, the 2023 Notes are not convertible during the calendar quarter ended June 30, 2026 pursuant to the applicable last reported sales price conditions.

The following table sets forth total interest expense recognized related to the 2023 Notes for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(Amounts in thousands)
Contractual interest expense - 2023 Notes	$1,500	$1,500
Amortization of debt discount - 2023 Notes	3,953	3,626
Amortization of debt issuance costs - 2023 Notes	419	413
Total	$5,872	$5,539

9.
Stockholders’ Equity

Stock Option and Incentive Plans

Under the Company’s current 2018 Stock Option and Incentive Plan (the “2018 Plan”), the number of shares of the Company’s common stock that were reserved and available for issuance was 2,778,000, plus the number of shares of common stock that were available for issuance under the Company’s previous equity plans. The shares of common stock underlying any awards under the 2018 Plan and previous equity plans (together, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise)

shall be added back to the shares of stock available for issuance under the 2018 Plan. At March 31, 2026, there were 973,674 shares available for future grants under the 2018 Plan.

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

Stock-Based Compensation

The following table presents stock-based compensation expense in the Company’s condensed consolidated statements of comprehensive income or loss:

	Three Months Ended March 31,
	2026	2025
	(Amounts in thousands)
Cost of goods sold	$604	$554
Research and development	1,307	1,070
Selling, general and administrative	6,411	5,649
Total stock-based compensation	$8,322	$7,273

Stock Options

Information regarding option activity for the three months ended March 31, 2026 under the Plans is summarized below:

	Shares	Weighted average exercise price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2025	563,273	$108.18	5.17	$34,877
Granted	48,189	125.03
Exercised	—	—		$—
Forfeited/expired/cancelled	—	—
Options outstanding at March 31, 2026	611,462	$109.51	5.32	$19,948
Options exercisable at March 31, 2026	423,759	$103.03	4.25	$17,284
Vested and expected to vest at March 31, 2026 (1)	604,617	$109.15	5.27	$19,948

(1) Represents the number of vested options as of March 31, 2026 plus the number of unvested options expected to vest as of March 31, 2026 based on the unvested outstanding options at March 31, 2026 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on March 31, 2026. The aggregate intrinsic value of stock options exercised was $2.6 million during the three months ended March 31, 2025.

The weighted average grant date fair value of options granted during the three months ended March 31, 2026 and 2025 was $65.80 and $80.40, respectively.

Stock Units

The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant. The Company recognizes expense on awards with service-based vesting over the employee’s requisite service period on a straight-line basis. The Company recognizes expense on performance-based awards subject to market conditions over the employee’s requisite service period on a straight-line basis, while performance-based awards subject to financial performance conditions are recognized over the vesting period based on the probability that the performance metrics will be achieved. Information regarding stock unit activity, which includes activity for restricted stock units and performance stock units, for the three months ended March 31, 2026 under the Plans is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	555,047	$152.80
Awarded	211,488	129.34
Vested	(116,798)	155.80
Forfeited/cancelled	(39,110)	165.09
Unvested at March 31, 2026	610,627	$143.20
Vested and expected to vest at March 31, 2026 (1)	566,977	$143.63

(1) Represents the number of vested stock units as of March 31, 2026 plus the number of unvested stock units expected to vest as of March 31, 2026 based on the unvested outstanding stock units at March 31, 2026 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value of stock units vested during the three months ended March 31, 2026 and 2025 was $15.0 million and $16.0 million, respectively.

The weighted average grant date fair value of stock units granted during the three months ended March 31, 2026 and 2025 was $129.34 and $153.67, respectively.

As of March 31, 2026, there was $83.2 million of total unrecognized compensation cost, inclusive of stock options and stock units, related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.91 years.

10.
Commitments and Contingencies

Collaboration Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements that require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. Research and development expenses associated with license agreements were immaterial amounts for the three months ended March 31, 2026 and 2025.

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

11.
Income Taxes

For the three months ended March 31, 2026, the Company recorded an income tax benefit of $6.6 million. The Company’s effective tax rate for the three months ended March 31, 2026 was (370.3)% compared to 26.6% for the corresponding period in the prior year. The difference in effective tax rates between the periods was primarily due to the Polymem divestiture offset by lower stock windfall tax benefits.

On July 4, 2025, the United States enacted new tax legislation, the One Big Beautiful Bill Act (“OBBBA”), which contains several provisions modifying the corporate income tax code such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, updates to the international tax framework and the reinstatement of certain business-related provisions. The legislation has multiple effective dates, with provisions taking effect from 2025 through 2027. The changes effective in 2026 are included in the Company’s provision for income taxes for the year ended December 31, 2026 and are not material. The Company does not expect the OBBBA to have a material impact on its consolidated financial statements or results of operations in future periods.

12.
Earnings Per Share

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

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended March 31,
	2026	2025
	(Amounts in thousands, except per share data)
Numerator:
Net income	$8,333	$5,830

Denominator:
Weighted average shares used in computing net income per share – basic	56,354	56,123
Effect of dilutive shares:
Options and stock units	308	378
Performance stock units	4	1
Contingent consideration	—	56
Dilutive potential common shares	312	435
Denominator for diluted earnings per share - adjusted weighted average shares used in computing earnings per share - diluted	56,666	56,558

Earnings per share:
Basic	$0.15	$0.10
Diluted	$0.15	$0.10

The Company has excluded the following potential common shares from the computation of diluted earnings or loss per share, as the inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
	(Amounts in thousands)
Options and stock units (1)	520	409
Total	520	409

(1) Inclusive of performance stock units.

Potentially dilutive shares from the Company’s 2023 Notes were excluded from the calculation of diluted earnings per share during the three months ended March 31, 2026 and 2025, as the inclusion would be anti-dilutive.

13.
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

The following table represents the Company’s total revenue by customers’ geographic locations:

	Three Months Ended March 31,
	2026	2025
Revenue by customers' geographic locations:
North America	46%	50%
Europe	37%	35%
Asia Pacific ("APAC") & Rest of World (1)	17%	15%
Total revenue	100%	100%

(1) Rest of the world consists of countries in Central and South America and Africa.

The following table presents the Company’s significant segment expenses which are regularly provided to the CODM for the single reportable segment:

	Three Months Ended March 31,
	2026	2025
	(Amounts in thousands)
Total revenue	$194,255	$169,172
Costs and operating expenses:
Cost of goods sold	86,432	78,415
Research and development	14,756	12,924
Sales and marketing	28,214	23,956
General and administrative	48,913	47,299
Total costs and operating expenses	178,315	162,594
Other (expense) income, net	(14,168)	1,365
Income tax (benefit) provision	(6,561)	2,113
Net income	$8,333	$5,830

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

There was no revenue from a specific customer that represented 10% or more of the Company's total revenue for the three months ended March 31, 2026 or 2025. No accounts receivable balance from a specific customer represented 10% or more of the Company's total trade accounts receivable at March 31, 2026 or December 31, 2025.

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

As the overall market for biologics continues to grow and expand, our customers – primarily large biopharmaceutical companies and contract development and manufacturing organizations (“CDMOs”) and other life sciences companies (integrators) – face critical production cost, capacity, quality and time pressures. Our products help enable customers to address these concerns, both accelerating development and improving yields. We are committed to inspiring advances in bioprocessing as a trusted partner in the production of critical biologic drugs – including monoclonal antibodies (“mAbs”) and mAb derivatives like antibody drug conjugates, recombinant proteins, RNA-based therapeutics and vaccines and cell and gene therapies – that are improving human health worldwide. For more information regarding our business, products and acquisitions, see Part I, Item 1, “Business”, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026 (“Form 10-K”).

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

We have been monitoring the effects of tariffs implemented by the Trump administration and the potential imposition of modified or additional tariffs. On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed by the Trump administration under the International Emergency Economic Powers Act. This decision introduces uncertainty regarding the refund process and future trade policy actions and could impact our cost structure and supply-chain planning.

2025 Acquisition

Acquisition of 908 Devices PAT Portfolio

On March 4, 2025, we completed our acquisition of 908 Devices Inc.’s (“908 Devices”) desktop portfolio of four devices for bioprocessing process analytical technology applications (“PAT Portfolio,” together with 908 Devices, the “908 Devices PAT Portfolio”). In connection with the transaction, we also acquired facilities, employees, equipment and lease obligations for facilities in North Carolina and Braunschweig, Germany as well as certain working capital balances related to the PAT Portfolio. The addition of these desktop assets complements and strengthens our differentiated PAT Portfolio that provides its biopharmaceutical and CDMO customers with actionable insights to optimize development processes and improve manufacturing efficiencies.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures require us to make estimates, assumptions and judgments. There have been no material changes to our critical accounting policies since December 31, 2025. For a description of our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to Note 2, “Summary of Significant Accounting Policies” included in Part II, Item 8, “Financial Statements and Supplementary Data” to the Company's Form 10-K.

Recent Accounting Pronouncements

For information about recent accounting pronouncements, refer to Note 1, “Summary of Significant Accounting Policies,” included in Part I, Item 1, “Financial Statements,” in this Quarterly Report on Form 10-Q.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes in this Quarterly Report on Form 10-Q. All dollar and percentage changes made herein refer to the three months ended March 31, 2026, compared with the three months ended March 31, 2025, unless otherwise noted. Certain prior year amounts have been reclassified to conform with the current year presentation.

Revenues

Total revenues for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Amounts in thousands)
Revenue:
Product	$194,211	$169,137	$25,074	14.8%
Royalty and other revenue	44	35	9	25.7%
Total revenue	$194,255	$169,172	$25,083	14.8%

Product revenues

During the three months ended March 31, 2026, product revenue increased by $25.1 million, or 14.8%, as compared to the same period in 2025. This growth is widespread across our portfolio of products and includes significant contributions from all our franchises. Geographically, product revenue increased 4.8% in North America, 22.9% in Europe and 29.4% in Asia Pacific and the rest of the world. Related to our acquisitions, products acquired from 908 Devices PAT Portfolio contributed $2.4 million in revenue during the three months ended March 31, 2026.

Product revenues were comprised of the following:

	Three Months Ended March 31,
	2026	2025
	(Amounts in thousands)
Filtration products	$95,841	$92,064
Chromatography products	41,142	32,415
Process analytics products	23,557	15,500
Proteins products	32,803	28,859
Other	868	299
Total product revenue	$194,211	$169,137

Royalty and other revenues

Royalty and other revenues in the three months ended March 31, 2026 and 2025 relate to royalties received from a third-party systems manufacturer associated with our OPUS® chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partners.

Costs and operating expenses

Total costs and operating expenses for the three months ended March 31, 2026 and 2025 were comprised of the following:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Amounts in thousands)
Cost of goods sold	$85,971	$77,801	$8,170	10.5%
Research and development	14,458	12,114	2,344	19.3%
Selling, general and administrative	76,536	70,706	5,830	8.2%
Restructuring activities and other charges	1,496	1,973	(477)	(24.2)%
Change in fair value of contingent consideration	(146)	—	(146)	100.0%
Total costs and operating expenses	$178,315	$162,594	$15,721	9.7%

Cost of goods sold

During the three months ended March 31, 2026, cost of goods sold increased by $8.2 million, or 10.5% compared to the same period in 2025. Gross margin increased to 55.7% for the three months ended March 31, 2026 compared to 54.0% for the same period in 2025. The increase in cost of goods sold is primarily driven by higher product sales compared to the same period in 2025, partially offset by improved leverage on indirect labor and overhead. The increase in gross margin is driven by higher product sales, favorable product mix and improved leverage on indirect labor and overhead.

Research and development expenses

Research and development (“R&D”) expenses are related to the development of products supporting bioprocessing operations. The expenses include personnel compensation, supplies and other research expenses. Due to the fact that these various programs share personnel and fixed costs, we have not provided historical costs incurred by project.

R&D expenses increased by $2.3 million, or 19.3% during the three months ended March 31, 2026, as compared to the same period in 2025. The increase in R&D costs is primarily driven by the 908 Devices PAT Portfolio acquisition which have been included in our consolidated results of operations since March 2025.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts. It also includes legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

SG&A costs increased by $5.8 million, or 8.2%, during the three months ended March 31, 2026 as compared to the same period in 2025. The primary driver of the increase in SG&A costs is investment in personnel costs to support growth, driven by increased headcount.

Restructuring activities and other charges

Restructuring activities and other charges decreased by $0.5 million, or 24.2%, during the three months ended March 31, 2026 as compared to the same period in 2025.

During the first quarter of 2026, we initiated a series of restructuring activities to simplify the global manufacturing footprint of the organization and align its workforce to support long-term company growth. These activities will include a series of site optimization phases with the purpose of improving operating efficiency.

Prior period costs consist of restructuring activities we started in 2023 to simplify and streamline our organization and strengthen the overall effectiveness of operations. The activity continued into 2024 and 2025 and included consolidating a portion of the manufacturing operations between certain U.S. locations, writing-off abandoned equipment with the rationalization of excess production line capacity and discontinuing the sale of certain product SKUs. We do not expect further costs related to these actions.

Change in fair value of contingent consideration

Change in fair value of contingent consideration represents the change in fair value of the obligation included in current and noncurrent contingent consideration on the consolidated balance sheets as of the end of each period. Remeasurement of the contingent consideration obligation is done each quarter and the carrying value of the obligation is adjusted to the current fair value through our condensed consolidated statements of comprehensive income or loss.

Other (expense) income, net

The table below provides detail regarding our other (expense) income, net:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Amounts in thousands)
Investment income	$6,342	$7,314	$(972)	(13.3)%
Interest expense	(5,578)	(5,250)	(328)	6.2%
Amortization of debt issuance costs	(419)	(413)	(6)	1.5%
Loss on sale of business	(13,763)	-	(13,763)	100.0%
Other expense, net	(750)	(286)	(464)	162.2%
Other (expense) income, net	$(14,168)	$1,365	$(15,533)	(1,137.9)%

Investment income

Investment income includes income earned on cash, cash equivalents and marketable securities. Our investment income decreased by $1.0 million for the three months ended March 31, 2026, as compared to the same period in 2025 due to a reduction in interest rates. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Interest expense

Interest expense increased by $0.3 million for the three months ended March 31, 2026 as compared to the same period in 2025. Interest expense includes contractual coupon interest on our outstanding convertible notes and the associated accretion of the discount. The discount is being accreted into interest expense using the effective interest method over the term of the 2023 Notes, as defined below. See Note 8, “Convertible Senior Notes” to our condensed consolidated financial statements included in this report for more information.

Amortization of debt issuance costs

Transaction costs related to the issuance of the 2023 Notes, as defined below, are amortized and recorded within amortization of debt issuance costs on the condensed consolidated statements of comprehensive income or loss.

Loss on sale of business

On March 30, 2026, we completed the sale of Polymem S.A.S. (“Polymem”) for total consideration of approximately $4.4 million. We recognized a loss on the sale during the three months ended March 31, 2026 of $13.8 million.

Other expense, net

Other expense, net increased by $0.5 million for the three months ended March 31, 2026 as compared to the same period in 2025. Other expense, net primarily includes the changes in foreign currency transaction gains and losses, revaluation impact of intercompany loans with subsidiaries and unrealized and realized impacts of foreign exchange forward contracts.

Income tax (benefit) provision

Income tax (benefit) provision for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(Amounts in thousands)
Income tax (benefit) provision	$(6,561)	$2,113	$(8,674)	(410.5)%
Effective tax rate	(370.3)%	26.6%

For the three months ended March 31, 2026, we recorded an income tax benefit of $6.6 million. The effective tax rate was (370.3)% for the three months ended March 31, 2026 and is based upon the estimated income for the year ending December 31, 2026 and the composition of income in different jurisdictions.

The difference in effective tax rates between the periods was primarily due to the Polymem divestiture offset by lower stock windfall tax benefits. Our effective tax rate for the three months ended March 31, 2026 was lower than the U.S. statutory rate of 21% primarily due to the Polymem divestiture.

On July 4, 2025, the United States enacted new tax legislation, the One Big Beautiful Bill Act (“OBBBA”), which contains several provisions modifying the corporate income tax code such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, updates to the international tax framework and the reinstatement of certain business-related provisions. The legislation has multiple effective dates, with provisions taking effect from 2025 through 2027. The changes effective in 2026 are included in our provision for income taxes for the year ended December 31, 2026 and are not material. We do not expect the OBBBA to have a material impact on our consolidated financial statements or results of operations in future periods.

Liquidity and Capital Resources

We have financed our operations primarily through revenues derived from product sales and the issuance of notes and public offerings. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue. The following table shows sources of liquidity for the periods presented:

	March 31,	December 31,
	2026	2025
	(Amounts in thousands)
Cash and cash equivalents	$582,650	$566,021
Marketable securities	201,881	201,607
Total liquidity	$784,531	$767,628

On December 14, 2023, we issued $600.0 million aggregate principal amount of 1.00% Convertible Senior Notes due 2028 (the “2023 Notes”) in a private placement pursuant to separate, privately negotiated exchange and subscription agreements (the “Exchange and Subscription Agreements”) with a limited number of holders of the 0.375% Convertible Notes due 2024 (the “2019 Notes”) and certain other qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”).

The 2023 Notes are senior, unsecured obligations of the Company, and bear interest at a rate of 1.00% per year and have an effective interest rate of 4.39%. Interest is payable semi-annually in arrears on each of June 15 and December 15, which commenced on June 15, 2024. The 2023 Notes will mature on December 15, 2028, unless earlier redeemed, repurchased or converted.

The conditional conversion features of the 2023 Notes were not triggered during the calendar quarter ended March 31, 2026, therefore, the 2023 Notes are not convertible during the calendar quarter ended June 30, 2026 pursuant to the applicable last reported sales price conditions, as stated in the indenture governing the 2023 Notes.

Cash Flows

	Three Months Ended March 31,		Increase (Decrease)
	2026	2025	$ Change
	(Amounts in thousands)
Cash provided by (used in)
Operating activities	$28,295	$15,005	$13,290
Investing activities	(3,988)	(74,108)	70,120
Financing activities	(5,543)	(5,030)	(513)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(145)	4,007	(4,152)
Net increase (decrease) in cash, cash equivalents and restricted cash	$18,619	$(60,126)	$78,745

Operating activities

For the three months ended March 31, 2026, our operating activities provided cash of $28.3 million reflecting net income of $8.3 million and non-cash charges totaling $41.9 million primarily related to depreciation and intangible amortization, loss on sale of Polymem, stock-based compensation, operating lease right of use asset amortization and amortization of debt discount and issuance costs, partially offset by changes in deferred income taxes, net and other non-cash items. The non-cash charges were partially offset by unfavorable changes in working capital of $21.9 million. This is primarily driven by increases in inventories of $12.1 million, net decreases in accounts payable and accrued liabilities of $6.7 million due to timing of payments to vendors and compensation, decreases in operating lease liabilities of $5.6 million, primarily due to normal course rent payments and increases in prepaid expenses and other current assets of $2.0 million, partially offset by decreases in accounts receivable of $3.2 million due to timing of sales and receipts from customers and increases in noncurrrent liabilities of $1.3 million. The remaining cash provided by operating activities resulted from net favorable changes in various other working capital accounts.

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

Investing activities

Our investing activities consumed $4.0 million of cash during the three months ended March 31, 2026, which was primarily driven by purchases of marketable securities of $64.6 million and capital expenditures of $4.9 million, inclusive of $0.2 million of capitalized costs related to our internal-use software. This was partially offset by maturities of marketable securities of $66.0 million.

Our investing activities consumed $74.1 million of cash during the three months ended March 31, 2025, which was primarily driven by the acquisition of the 908 Devices PAT Portfolio, net of cash acquired, of $69.7 million. Capital expenditures during the three months ended March 31, 2025 consumed $4.4 million, including $0.9 million of capitalized costs related to our internal-use software.

Financing activities

Our financing activities consumed $5.5 million of cash for the three months ended March 31, 2026, which was driven by cash disbursed related to the tax withholding obligation on vesting of restricted stock units.

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

Effect of exchange rate changes on cash, cash equivalents and restricted cash

The effect of exchange rate changes on cash during the three months ended March 31, 2026, is a result of using multiple currencies across the group, with the Euro and Swedish Krona being significant currencies for the group outside of the US Dollar.

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
•
conversion or refinancing efforts related to the 2023 Notes or other forms of indebtedness;
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

Absent acquisitions of additional products, product candidates or intellectual property, we believe our current cash balances and future cash flow from operations are adequate to meet our cash needs for at least one year from this Quarterly Report on 10-Q. We expect operating expenses in 2026 to increase as we continue to expand our bioprocessing business. We expect to incur continued spending related to the development and expansion of our bioprocessing product lines and expansion of our commercial capabilities for the foreseeable future. Our future capital requirements may include, but are not limited to, purchases of property, plant and equipment, the acquisition of additional bioprocessing products and technologies to complement our existing manufacturing capabilities, continued investment in our intellectual property portfolio and financing activities to service our outstanding convertible notes.

We plan to continue to invest in our bioprocessing business and in key R&D activities associated with the development of new bioprocessing products. We actively evaluate various strategic transactions on an ongoing basis, including licensing, acquiring or investing in complementary products, technologies or businesses that would complement our existing portfolio. We continue to seek to acquire or invest in such potential assets that may offer us the best opportunity to create value for our shareholders. In order to do so, we may need to seek additional financing to fund these investments. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, for example, due to acquisition-related financing needs, servicing of our outstanding indebtedness or lower demand for our products, among potential other events, we may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt funding. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, if at all.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those described herein and in our other filings with the SEC, including those set forth in Part I, Item 1A, Risk Factors in our 10-K for the year ended December 31, 2025.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, expectations and beliefs for the Company’s acquisitions and divestitures, product development and sales, restructuring activities and the expected results thereof, product candidate research, development and regulatory approval, SG&A expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources, and our financing plans. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. The Company undertakes no obligation to publicly update or revise the statements in light of future developments. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with the following: the success of current and future collaborative or supply relationships; our ability to successfully grow our bioprocessing business, including as a result of acquisitions, commercialization or partnership opportunities, and our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all U.S. Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products; the risk of litigation regarding our patent and other intellectual property rights; the risk of litigation with collaborative partners; our manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers; our ability to hire and retain skilled personnel; the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition; our ability to integrate acquired businesses successfully into our business and achieve the expected benefits of the acquisitions; projections of tariff impacts; our ability to compete with larger, better financed life sciences companies; our history of losses and expectation of incurring losses; our ability to generate future revenues; our ability to successfully integrate acquired businesses; our ability to raise additional capital to fund potential acquisitions; our plans to mitigate our material weaknesses in our internal controls over financial reporting; our volatile stock price; and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the SEC including under the sections entitled “Risk Factors” in our Form 10-K. We assume no obligation to update any forward-looking information contained in this Form 10-Q, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk exposures since December 31, 2025. For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures About Market Risk”, included in Part II, Item 7A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission on February 26, 2026.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions’ rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of March 31, 2026 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective because of the previously reported material weaknesses in our internal control over financial reporting, which are described in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission on February 26, 2026 (“Form 10-K”). Notwithstanding the material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented.

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

As of March 31, 2026, the Company has not remediated these material weaknesses. In connection with the remediation plan previously disclosed in the Form 10-K, the Company performed remediation activities during the three months ended March 31, 2026 as detailed below.

Remediation Plans

IT General Controls - During the three months ended March 31, 2026, our remediation activities included the following with respect to IT general controls:

•
Continued execution of controls that we worked to improve during fiscal year 2025 that did not have a sufficient period of time to demonstrate operating effectiveness as of December 31, 2025;
•
Engaging third-party experts to assist in certain aspects of the remediation plan;

•
Redesigning certain existing controls with additional attributes to mitigate the presumed IT risk relevant to the control;
•
Evaluating, enhancing, and adding personnel in the IT organization with a focus on the requisite experience in the areas of internal control compliance; and
•
Assessing and identifying areas within logical access where supplemental tools can be implemented to enhance role security and logical access controls compliance.

Business process-level controls related to inventory valuation and the financial statement close process - During the three months ended March 31, 2026, our remediation activities included the following with respect to certain business process-level controls related to inventory valuation and the financial statement close process:

•
Continued execution of controls that we worked to improve during fiscal year 2025 that did not have a sufficient period of time to demonstrate operating effectiveness as of December 31, 2025;
•
Redesigning and executing enhanced controls related to inventory valuation;
•
Engaging third-party experts to assist in certain aspects of the remediation plan;
•
Initiating the implementation of software tools in fiscal year 2026 to support control monitoring activities and the retention of control documentation; and
•
Provided ongoing training related to internal control over financial reporting for control owners.

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

Changes in Internal Control

Except for the material weaknesses described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Form 10-K for the period ended December 31, 2025 and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. There are no material changes to the risk factors described in our Form 10-K for the period ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) Rule 10b5-1 Trading Plans

None of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the three months ended March 31, 2026.

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

REPLIGEN CORPORATION

Date: May 6, 2026	By:	/S/ OLIVIER LOEILLOT
Olivier Loeillot
Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: May 6, 2026	By:	/S/ JASON K. GARLAND
Jason K. Garland
Chief Financial Officer
(Principal financial officer)
Repligen Corporation

Date: May 6, 2026	By:	/S/ VIOLETTA HUGHES
Violetta Hughes
Chief Accounting Officer
(Principal accounting officer)
Repligen Corporation