Form 10-Q
period 2026-06-30
REPLIGEN CORP
filed 2026-07-29
CIK 730272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock on July 24, 2026 was 56,435,621.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$606,783	$566,021
Marketable securities	203,666	201,607
Accounts receivable, net of allowances of $3,099 and $2,767 at June 30, 2026 and December 31, 2025, respectively	157,710	158,587
Inventories, net	186,604	170,458
Prepaid expenses and other current assets	45,791	40,712
Total current assets	1,200,554	1,137,385
Property, plant and equipment, net	167,513	186,614
Intangible assets, net	357,622	386,147
Goodwill	1,104,183	1,114,408
Deferred tax assets	700	694
Operating lease right of use assets	115,559	119,538
Other noncurrent assets	4,049	4,913
Total assets	$2,950,180	$2,949,699
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,233	$30,010
Operating lease liabilities	19,318	21,559
Contingent consideration	3,025	5,049
Accrued liabilities	77,080	79,208
Total current liabilities	132,656	135,826
Convertible Senior Notes due 2028, net	551,046	542,213
Deferred tax liabilities	16,778	22,496
Noncurrent operating lease liabilities	120,578	126,176
Noncurrent contingent consideration	—	1,304
Other noncurrent liabilities	17,090	15,555
Total liabilities	838,148	843,570
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 56,427,067 shares at June 30, 2026 and 56,325,429 shares at December 31, 2025 issued and outstanding	564	563
Additional paid-in capital	1,661,665	1,651,849
Accumulated other comprehensive loss	(19,786)	(2,531)
Retained earnings	469,589	456,248
Total stockholders’ equity	2,112,032	2,106,129
Total liabilities and stockholders’ equity	$2,950,180	$2,949,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

Condensed CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product	$204,085	$182,329	$398,296	$351,466
Royalty and other revenue	43	37	87	72
Total revenue	204,128	182,366	398,383	351,538
Costs and operating expenses:
Cost of goods sold	94,091	89,371	180,062	167,172
Research and development	14,417	13,970	28,875	26,084
Selling, general and administrative	76,618	70,906	153,154	141,612
Restructuring activities and other charges	2,718	2,162	4,214	4,135
Change in fair value of contingent consideration	2,308	(7,939)	2,162	(7,939)
Total costs and operating expenses	190,152	168,470	368,467	331,064
Income from operations	13,976	13,896	29,916	20,474
Other income (expense), net:
Investment income	6,431	6,585	12,773	13,899
Interest expense	(5,663)	(5,354)	(11,241)	(10,604)
Amortization of debt issuance costs	(421)	(414)	(840)	(827)
Loss on sale of business	103	—	(13,660)	—
Other (expense) income, net	(273)	3,502	(1,023)	3,216
Other income (expense), net	177	4,319	(13,991)	5,684
Income before income taxes	14,153	18,215	15,925	26,158
Income tax provision	9,145	3,349	2,584	5,462
Net income	$5,008	$14,866	$13,341	$20,696
Earnings per share:
Basic	$0.09	$0.26	$0.24	$0.37
Diluted	$0.09	$0.26	$0.24	$0.37
Weighted average common shares outstanding:
Basic	56,418	56,234	56,387	56,179
Diluted	56,638	56,510	56,661	56,509

Net income	$5,008	$14,866	$13,341	$20,696
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities, net of tax	(68)	—	(181)	—
Foreign currency translation adjustment	(5,409)	46,125	(17,074)	50,817
Comprehensive (loss) income	$(469)	$60,991	$(3,914)	$71,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands, except share data)

	Three Months Ended June 30, 2026
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2026	56,399,294	$564	$1,654,627	$(14,309)	$464,581	$2,105,463
Net income	—	—	—	—	5,008	5,008
Exercise of stock options and vesting of stock units	36,642	—	94	—	—	94
Tax withholding on vesting of restricted stock units	(8,869)	—	(1,069)	—	—	(1,069)
Stock-based compensation expense	—	—	8,013	—	—	8,013
Unrealized loss on available-for-sale securities	—	—	—	(68)	—	(68)
Translation adjustment	—	—	—	(5,409)	—	(5,409)
Balance at June 30, 2026	56,427,067	$564	$1,661,665	$(19,786)	$469,589	$2,112,032

	Three Months Ended June 30, 2025
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at March 31, 2025	56,179,127	$562	$1,619,578	$(47,841)	$413,184	$1,985,483
Net income	—	—	—	—	14,866	14,866
Exercise of stock options and vesting of stock units	20,680	—	—	—	—	—
Tax withholding on vesting of restricted stock units	(5,250)	—	(676)	—	—	(676)
Issuance of common stock pursuant to contingent consideration earnout payments	58,452	1	7,567	—	—	7,568
Stock-based compensation expense	—	—	8,375	—	—	8,375
Translation adjustment	—	—	—	46,125	—	46,125
Balance at June 30, 2025	56,253,009	$563	$1,634,844	$(1,716)	$428,050	$2,061,741

	Six Months Ended June 30, 2026
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2025	56,325,429	$563	$1,651,849	$(2,531)	$456,248	$2,106,129
Net income	—	—	—	—	13,341	13,341
Exercise of stock options and vesting of stock units	153,440	1	93	—	—	94
Tax withholding on vesting of restricted stock units	(51,802)	—	(6,612)	—	—	(6,612)
Stock-based compensation expense	—	—	16,335	—	—	16,335
Unrealized loss on available-for-sale securities	—	—	—	(181)	—	(181)
Translation adjustment	—	—	—	(17,074)	—	(17,074)
Balance at June 30, 2026	56,427,067	$564	$1,661,665	$(19,786)	$469,589	$2,112,032

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

REPLIGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$13,341	$20,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,824	38,785
Amortization of debt discount and issuance costs	8,833	8,158
Loss on sale of business	13,660	—
Stock-based compensation	16,335	15,648
Deferred income taxes, net	(4,775)	(2,569)
Change in fair value of contingent consideration	2,162	(7,939)
Net unrealized foreign exchange gain	(119)	(12,253)
Operating lease right of use asset amortization	9,486	9,169
Other adjustments and non-cash items	(1,815)	12,444
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	(4,362)	(15,158)
Inventories	(20,158)	(824)
Prepaid expenses and other current assets	(5,962)	(176)
Other noncurrent assets	1,894	(1,547)
Accounts payable	6,112	(8,277)
Accrued liabilities	(527)	(2,995)
Operating lease liabilities	(13,358)	(9,804)
Noncurrent liabilities	1,490	256
Total cash provided by operating activities	61,061	43,614
Cash flows for investing activities
Acquisitions, net of cash acquired	—	(69,954)
Divestiture proceeds, net of cash divested	3,637	—
Purchases of marketable securities	(130,698)	—
Maturities of marketable securities	132,000	—
Additions to capitalized software costs	(972)	(1,371)
Purchases of property, plant and equipment	(10,044)	(10,664)
Sale of property, plant and equipment	—	42
Total cash used in investing activities	(6,077)	(81,947)
Cash flows for financing activities
Proceeds from exercise of stock options	94	1,464
Payment of tax withholding obligation on vesting of restricted stock	(6,612)	(7,170)
Payment of earnout consideration	(5,225)	(9,455)
Total cash used in financing activities	(11,743)	(15,161)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(456)	4,994
Net increase (decrease) in cash, cash equivalents and restricted cash	42,785	(48,500)
Cash, cash equivalents and restricted cash, beginning of period	566,021	757,355
Cash, cash equivalents and restricted cash, end of period	$608,806	$708,855

	Six Months Ended June 30,
	2026	2025
	(Amounts in thousands)
Supplemental disclosure of cash flow information:
Assets acquired under operating leases	$2,476	$4,044
Purchases of property, plant and equipment included in accounts payable	$1,274	$—
Fair value of shares of common stock issued for contingent consideration earnouts	$—	$7,568

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$606,783	$708,855
Restricted cash included within other noncurrent assets	2,023	—
Total cash, cash equivalents and restricted cash	$608,806	$708,855

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

During the three and six months ended June 30, 2026, the Company made no material changes in the application of its significant accounting policies that were disclosed within Note 2, “Summary of Significant Accounting Policies” included in Part II, Item 8, “Financial Statements and Supplementary Data” to the Company's Form 10-K.

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

2.
Marketable Securities and Fair Value Measurements

Marketable Securities

In the fourth quarter of 2025, the Company invested in marketable securities, in the form of U.S. Treasury Bills. As of June 30, 2026 and December 31, 2025, the Company’s marketable securities were classified as available-for-sale investments and mature within one year from the balance sheet date. During the three and six months ended June 30, 2026, the Company did not have any realized gains or losses. During the three and six months ended June 30, 2026, the Company did not recognize credit losses related to the available-for-sale securities, and there was no allowance for credit losses recorded as of June 30, 2026 and December 31, 2025.

The following tables summarize the Company's marketable securities as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
	(Amounts in thousands)
Short-term investments:
U.S. Treasury bills	$203,794	$—	$(128)	$203,666
Total	$203,794	$—	$(128)	$203,666

	December 31, 2025
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
	(Amounts in thousands)
Short-term investments:
U.S. Treasury bills	$201,554	$55	$(2)	$201,607
Total	$201,554	$55	$(2)	$201,607

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

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Cash and cash equivalents:
Cash (1)	$109,761	$—	$—	$109,761
Money market accounts	497,022	—	—	497,022
Total	$606,783	$—	$—	$606,783
Marketable securities:
U.S. Treasury bills	$—	$203,666	$—	$203,666
Total	$—	$203,666	$—	$203,666
Total assets	$606,783	$203,666	$—	$810,449
Liabilities:
Contingent consideration	$—	$3,025	$—	$3,025
Noncurrent contingent consideration	—	—	—	—
Total liabilities	$—	$3,025	$—	$3,025

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Cash and cash equivalents:
Cash (1)	$88,148	$—	$—	$88,148
Money market accounts	477,873	—	—	477,873
Total	566,021	—	—	566,021
Marketable securities:
U.S. Treasury bills	—	201,607	—	201,607
Total	$—	$201,607	$—	$201,607
Total assets	$566,021	$201,607	$—	$767,628
Liabilities:
Contingent consideration	$—	$—	$5,049	$5,049
Noncurrent contingent consideration	—	—	1,304	1,304
Total liabilities	$—	$—	$6,353	$6,353

(1) Cash and cash equivalents are recorded at carrying value, which approximate fair value.

Contingent Consideration – Earnout

In connection with the acquisition of Tantti Laboratory Inc. (“Tantti”), the Company has an obligation to pay a maximum of $54.5 million (undiscounted) in contingent consideration earnouts in cash over a three-year earnout period beginning January 1, 2025 and ending December 31, 2027. During the six months ended June 30, 2026, the Company paid $5.2 million in cash for the Tantti contingent consideration earnouts. As of June 30, 2026 the estimated fair value of the remaining obligation is $3.0 million, which is classified as current within the condensed consolidated balance sheet.

A reconciliation of the change in fair value of contingent consideration – earnout is included in the following table (amounts in thousands):

Balance at December 31, 2025	$6,353
Increase in fair value of contingent consideration earnouts	2,162
Earnout payment - cash	(5,225)
Cumulative translation adjustment	(265)
Balance at June 30, 2026	$3,025

Changes in the projected performance of the acquired business could result in a higher or lower contingent consideration obligation in the future.

Convertible Senior Notes

At June 30, 2026 and December 31, 2025, the fair value of the Company’s 1.00% Convertible Senior Notes due 2028 (the “2023 Notes”) was $571.9 million and $603.1 million, respectively. The fair value of the 2023 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2023 Notes as of June 30, 2026 and December 31, 2025. See Note 8, “Convertible Senior Notes”, for additional information.

3.
Acquisitions and Divestitures

2026 Divestiture

Polymem S.A.S.

On March 30, 2026, the Company completed the sale of Polymem S.A.S. (“Polymem”) for total consideration of $3.6 million, net of cash divested, which was received during the second quarter of 2026. The Company recognized a net loss on the sale during the six months ended June 30, 2026 of $13.7 million, which was recorded within loss on sale of business on the condensed consolidated statements of comprehensive income or loss.

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

Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which such costs are incurred. The Company has incurred $13.8 million of transaction and integration costs associated with the 908 Devices PAT Portfolio acquisition from the date of acquisition to June 30, 2026, of which $0.6 million and $1.3 million were incurred during the three and six months ended June 30, 2026, respectively. The transaction and integration costs are included in operating expenses in the condensed consolidated statements of comprehensive income or loss.

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

The purchase price allocation was finalized during the first quarter of 2026.

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

The following table summarizes the charges related to restructuring activities and other charges by type of cost for the periods presented within the Company’s condensed consolidated statements of comprehensive income or loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Severance and employee-related costs	$2,185	$185	$3,327	$197
Facility and other exit costs	533	1,977	887	3,938
Restructuring activities and other charges	$2,718	$2,162	$4,214	$4,135

The following table summarizes the changes in the Company’s accrued restructuring balance, which is recorded within accrued liabilities on the condensed consolidated balance sheets.

	Restructuring liability December 31, 2025	Restructuring charges	Cash payments	Non-cash items	Restructuring liability June 30, 2026
	(Amounts in thousands)
Severance and employee-related costs	$147	$3,327	$(1,400)	$—	$2,074
Facility and other exit costs	—	887	(19)	(868)	—
Restructuring activities and other charges	$147	$4,214	$(1,419)	$(868)	$2,074

5.
Revenue Recognition

Disaggregation of Revenue

Revenue for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Product revenue	$204,085	$182,329	$398,296	$351,466
Royalty and other revenue	43	37	87	72
Total revenue	$204,128	$182,366	$398,383	$351,538

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

Contract Balances from Contracts with Customers

The following table provides information about receivables and deferred revenue from contracts with customers as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
	(Amounts in thousands)
Balances from contracts with customers only:
Accounts receivable	$157,710	$158,587
Deferred revenue (included in accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheets)	$22,652	$16,152

During the six months ended June 30, 2026, the Company recognized $9.6 million of revenue that was deferred and included within accrued liabilities and other noncurrent liabilities as of December 31, 2025. During the six months ended June 30, 2025, the Company recognized $8.5 million of revenue that was deferred and included within accrued liabilities and other noncurrent liabilities as of December 31, 2024.

The timing of revenue recognition, billings and cash collections results in the accounts receivable and deferred revenue balances on the Company’s condensed consolidated balance sheets.

6.
Goodwill and Intangible Assets

Goodwill

The following table represents the change in the carrying value of goodwill for the six months ended June 30, 2026 (amounts in thousands):

Balance at December 31, 2025	$1,114,408
Divestiture of Polymem	(713)
Cumulative translation adjustment	(9,512)
Balance at June 30, 2026	$1,104,183

Intangible assets

Intangible assets, net, consisted of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology – developed	$290,355	$(88,635)	$201,720	15
Customer relationships	276,230	(128,335)	147,895	15
Trademarks	10,185	(2,957)	7,228	18
Other intangibles	3,473	(3,394)	79	3
Total finite-lived intangible assets	580,243	(223,321)	356,922	15
Indefinite-lived intangible asset:
Trademarks	700	—	700
Total intangible assets	$580,943	$(223,321)	$357,622

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology – developed	$301,931	$(82,032)	$219,899	15
Customer relationships	277,696	(120,205)	157,491	15
Trademarks	10,564	(2,950)	7,614	18
Other intangibles	4,027	(3,584)	443	3
Total finite-lived intangible assets	594,218	(208,771)	385,447	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$594,918	$(208,771)	$386,147

Amortization expense for finite-lived intangible assets was $9.5 million and $19.3 million for the three and six months ended June 30, 2026, respectively, and $10.3 million and $19.4 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, the Company expects to record the following amortization expense in future periods:

For the Years Ended December 31,	Amounts in thousands
2026 (remaining six months)	$19,199
2027	38,362
2028	38,328
2029	38,218
2030	37,104
2031 and thereafter	185,711
Total	$356,922

7.
Condensed Consolidated Balance Sheets Detail

Inventories, net

Inventories, net consists of the following:

	June 30,	December 31,
	2026	2025
	(Amounts in thousands)
Raw materials	$97,329	$94,632
Work-in-process	27,356	20,793
Finished products	61,919	55,033
Total inventories, net	$186,604	$170,458

Accrued liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2026	2025
	(Amounts in thousands)
Employee compensation	$31,202	$40,141
Deferred revenue	19,598	14,609
Income taxes payable	413	3,592
Other	25,867	20,866
Total accrued liabilities	$77,080	$79,208

8.
Convertible Senior Notes

The carrying value of the Company's Convertible Senior Notes is as follows:

	June 30, 2026	December 31, 2025
	(Amounts in thousands)
1.00% Convertible Senior Notes due 2028:
Principal amount	$600,000	$600,000
Unamortized debt discount	(44,733)	(52,726)
Unamortized debt issuance costs	(4,221)	(5,061)
Carrying amount - Convertible Senior Notes due 2028, net	$551,046	$542,213

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

The conditional conversion features of the 2023 Notes were not triggered during the calendar quarter ended June 30, 2026, therefore, the 2023 Notes are not convertible during the calendar quarter ended September 30, 2026 pursuant to the applicable last reported sales price conditions.

The following table sets forth total interest expense recognized related to the 2023 Notes for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Contractual interest expense - 2023 Notes	$1,503	$1,500	$3,003	$3,000
Amortization of debt discount - 2023 Notes	4,040	3,705	7,993	7,331
Amortization of debt issuance costs - 2023 Notes	421	414	840	827
Total	$5,963	$5,619	$11,835	$11,158

9.
Stockholders’ Equity

Stock Option and Incentive Plans

Under the Company’s current 2018 Stock Option and Incentive Plan (the “2018 Plan”), the number of shares of the Company’s common stock that were reserved and available for issuance was 2,778,000, plus the number of shares of common stock that were available for issuance under the Company’s previous equity plans. The shares of common stock underlying any awards under the 2018 Plan and previous equity plans (together, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At June 30, 2026, there were 932,792 shares available for future grants under the 2018 Plan.

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

Stock-Based Compensation

The following table presents stock-based compensation expense in the Company’s condensed consolidated statements of comprehensive income or loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Cost of goods sold	$377	$612	$981	$1,166
Research and development	1,008	1,440	2,315	2,510
Selling, general and administrative	6,628	6,323	13,039	11,972
Total stock-based compensation	$8,013	$8,375	$16,335	$15,648

Stock Options

Information regarding option activity for the six months ended June 30, 2026 under the Plans is summarized below:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2025	563,273	$108.18	5.17	$34,877
Granted	73,781	119.57
Exercised	(2,434)	38.76		$212
Forfeited/expired/cancelled	—	—
Options outstanding at June 30, 2026	634,620	$109.77	5.24	$26,317
Options exercisable at June 30, 2026	440,643	$104.56	4.17	$21,661
Vested and expected to vest at June 30, 2026 (1)	628,121	$109.47	5.20	$26,272

(1) Represents the number of vested options as of June 30, 2026 plus the number of unvested options expected to vest as of June 30, 2026 based on the unvested outstanding options at June 30, 2026 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on June 30, 2026. The aggregate intrinsic value of stock options exercised was $0.2 million and $2.6 million during the six months ended June 30, 2026, and 2025, respectively.

The weighted average grant date fair value of options granted during the six months ended June 30, 2026 and 2025 was $62.76 and $73.61, respectively.

Stock Units

The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant. The Company recognizes expense on awards with service-based vesting over the employee’s requisite service period on a straight-line basis. The Company recognizes expense on performance-based awards subject to market conditions over the employee’s requisite service period on a straight-line basis, while performance-based awards subject to financial performance conditions are recognized over the vesting period based on the probability that the performance metrics will be achieved. Information regarding stock unit activity, which includes activity for restricted stock units and performance stock units, for the six months ended June 30, 2026 under the Plans is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	555,047	$152.80
Awarded	257,470	127.37
Vested	(151,006)	151.83
Forfeited/cancelled	(69,802)	153.13
Unvested at June 30, 2026	591,709	$141.32
Vested and expected to vest at June 30, 2026 (1)	547,266	$141.74

(1) Represents the number of vested stock units as of June 30, 2026 plus the number of unvested stock units expected to vest as of June 30, 2026 based on the unvested outstanding stock units at June 30, 2026 adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.

The aggregate intrinsic value of stock units vested during the six months ended June 30, 2026 and 2025 was $19.0 million and $18.7 million, respectively.

The weighted average grant date fair value of stock units granted during the six months ended June 30, 2026 and 2025 was $127.37 and $146.93, respectively.

As of June 30, 2026, there was $76.9 million of total unrecognized compensation cost, inclusive of stock options and stock units, related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.79 years.

10.
Commitments and Contingencies

Collaboration Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements that require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. Research and development expenses associated with license agreements were immaterial amounts for the three and six months ended June 30, 2026 and 2025.

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

11.
Income Taxes

For the three and six months ended June 30, 2026, the Company recorded an income tax provision of $9.1 million and $2.6 million, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2026 was 64.6% and 16.2%, respectively, compared to 18.4% and 20.9%, respectively, for the corresponding period in the prior year. The difference in effective tax rates between the periods was primarily due to the Polymem divestiture offset by lower contingent consideration benefits.

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

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Amounts in thousands, except per share data)
Numerator:
Net income	$5,008	$14,866	$13,341	$20,696

Denominator:
Weighted average shares used in computing net income per share – basic	56,418	56,234	56,387	56,179
Effect of dilutive shares:
Options and stock units	220	276	274	330
Dilutive potential common shares	220	276	274	330
Denominator for diluted earnings per share - adjusted weighted average shares used in computing earnings per share - diluted	56,638	56,510	56,661	56,509

Earnings per share:
Basic	$0.09	$0.26	$0.24	$0.37
Diluted	$0.09	$0.26	$0.24	$0.37

The Company has excluded the following potential common shares from the computation of diluted earnings or loss per share, as the inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Options and stock units (1)	614	654	576	605
Total	614	654	576	605

(1) Inclusive of performance stock units.

Potentially dilutive shares from the Company’s 2023 Notes were excluded from the calculation of diluted earnings per share during the three and six months ended June 30, 2026 and 2025, as the inclusion would be anti-dilutive.

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

The following table represents the Company’s total revenue by customers’ geographic locations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue by customers' geographic locations:
North America	51%	49%	48%	49%
Europe	32%	38%	35%	36%
Asia Pacific ("APAC") & Rest of World (1)	17%	13%	17%	15%
Total revenue	100%	100%	100%	100%

(1) Rest of the world consists of countries in Central and South America and Africa.

The following table presents the Company’s significant segment expenses which are regularly provided to the CODM for the single reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Total revenue	$204,128	$182,366	$398,383	$351,538
Costs and operating expenses:
Cost of goods sold	94,889	91,224	181,321	169,639
Research and development	15,086	13,958	29,842	26,882
Sales and marketing	28,218	26,666	56,432	50,622
General and administrative	51,959	36,622	100,872	83,921
Total costs and operating expenses	190,152	168,470	368,467	331,064
Other income (expense), net	177	4,319	(13,991)	5,684
Income tax provision	9,145	3,349	2,584	5,462
Net income	$5,008	$14,866	$13,341	$20,696

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

There was no revenue from a specific customer that represented 10% or more of the Company's total revenue for the three and six months ended June 30, 2026 or 2025.

One customer represented 10% of the Company’s total trade accounts receivable balance at June 30, 2026, and no customer represented 10% or more of the Company's total trade accounts receivable balance at December 31, 2025.

14.
Subsequent Events

On July 21, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire all outstanding shares of common stock of BioLife Solutions, Inc. (“BioLife”), a publicly traded company focused on developing cell processing tools and services for the cell and gene therapy market, for approximately $1.5 billion, comprised of approximately 64% in the Company’s common stock and 36% in cash (the “Transaction”). The Company will account for the acquisition in the period the Transaction closes, which closing is expected to occur in the fourth quarter of 2026. At the closing, the BioLife stockholders will be entitled to $11.25 in cash per share plus 0.1442 shares of the Company’s common stock per BioLife share. The Transaction is subject to customary closing conditions, including (among others) (i) the adoption and approval of the Merger Agreement by the holders of a majority of the outstanding shares of BioLife common stock; (ii) the absence of any adverse law or order that restrains, enjoins, makes illegal or otherwise prohibits the consummation of the Transaction; (iii) the shares of the Company’s common stock to be issued in connection with the Transaction (the “Merger Shares”) being approved for listing on The Nasdaq Stock Market; (iv) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (v) the U.S. Securities and Exchange Commission having declared effective the Registration Statement on Form S-4 to be filed by the Company to register the Merger Shares; (vi) subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of Company and BioLife contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement; and (vii) the absence of a continuing material adverse effect with respect to each of the Company and BioLife.

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

On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed by the Trump administration under the International Emergency Economic Powers Act (“IEEPA”). This decision introduces uncertainty regarding future trade policy actions and could impact our cost structure and supply-chain planning. We will continue to monitor the effects of tariffs implemented by the Trump administration and the potential imposition of modified or additional tariffs.

Acquisitions

On July 21, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire all of the outstanding shares of common stock of BioLife Solutions, Inc. (“BioLife”), a publicly traded company focused on developing cell processing tools and services for the cell and gene therapy market, for approximately $1.5 billion, comprised of approximately 64% in our common stock and 36% in cash (the “Transaction”). We will account for the acquisition in the period the Transaction closes, which closing is expected to occur in the fourth quarter of 2026. We expect that the cash portion of the merger consideration will be funded with cash and cash equivalents on hand.

At the closing of the Transaction, BioLife stockholders will be entitled to $11.25 in cash per share plus 0.1442 shares of Repligen common stock per BioLife share. The Transaction is subject to customary closing conditions, including (among others) (i) the adoption and approval of the Merger Agreement by the holders of a majority of the outstanding shares of BioLife common stock; (ii) the absence of any adverse law or order that restrains, enjoins, makes illegal or otherwise prohibits the consummation of the Transaction; (iii) the shares of our common stock to be issued in connection with the Transaction (the “Merger Shares”) being approved for listing on The Nasdaq Stock Market; (iv) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (v) the U.S. Securities and Exchange Commission (the “SEC”) having declared effective the Registration Statement on Form S-4 to be filed by Repligen to register the Merger Shares; (vi) subject to certain materiality exceptions, the accuracy of certain representations and warranties of each of Repligen and BioLife contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement; and (vii) the absence of a continuing material adverse effect with respect to each of Repligen and BioLife. The Transaction with BioLife will bring a differentiated portfolio of products including a market-leading bio preservation media platform and other cell processing tools while expanding our presence in the cell therapy market.

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

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes in this Quarterly Report on Form 10-Q. All dollar and percentage changes made herein refer to the three and six months ended June 30, 2026, compared with the three and six months ended June 30, 2025, unless otherwise noted. Certain prior year amounts have been reclassified to conform with the current year presentation.

Revenues

Total revenues for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Amounts in thousands)
Revenue:
Product	$204,085	$182,329	$21,756	11.9%	$398,296	$351,466	$46,830	13.3%
Royalty and other revenue	43	37	6	16.2%	87	72	15	20.8%
Total revenue	$204,128	$182,366	$21,762	11.9%	$398,383	$351,538	$46,845	13.3%

Product revenues

During the three and six months ended June 30, 2026, product revenue increased by $21.8 million, or 11.9%, and $46.8 million, or 13.3%, respectively, as compared to the same period in 2025. This growth is widespread across our portfolio of products and includes contributions from all our franchises.

During the three months ended June 30, 2026, product revenue increased 43.3% in Asia Pacific and the rest of the world and 17.3% in North America, and decreased 6.1% in Europe. During the six months ended June 30, 2026, product revenue increased 36.1% in Asia Pacific and the rest of the world, 11.2% in North America, and 7.2% in Europe.

Product revenues were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Filtration products	$95,654	$94,678	$191,495	$186,742
Chromatography products	51,875	46,622	93,017	79,037
Process analytics products	25,820	19,680	49,377	35,180
Proteins products	31,375	20,908	64,178	49,767
Other	(639)	441	229	740
Total product revenue	$204,085	$182,329	$398,296	$351,466

Royalty and other revenues

Royalty and other revenues in the three and six months ended June 30, 2026 and 2025 relate to royalties received from a third-party systems manufacturer associated with our OPUS® chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partners.

Costs and operating expenses

Total costs and operating expenses for the three and six months ended June 30, 2026 and 2025 were comprised of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Amounts in thousands)
Cost of goods sold	$94,091	$89,371	$4,720	5.3%	$180,062	$167,172	$12,890	7.7%
Research and development	14,417	13,970	447	3.2%	28,875	26,084	2,791	10.7%
Selling, general and administrative	76,618	70,906	5,712	8.1%	153,154	141,612	11,542	8.2%
Restructuring activities and other charges	2,718	2,162	556	25.7%	4,214	4,135	79	1.9%
Change in fair value of contingent consideration	2,308	(7,939)	10,247	(129.1)%	2,162	(7,939)	10,101	(127.2)%
Total costs and operating expenses	$190,152	$168,470	$21,682	12.9%	$368,467	$331,064	$37,403	11.3%

Cost of goods sold

During the three and six months ended June 30, 2026, cost of goods sold increased by $4.7 million, or 5.3%, and $12.9 million, or 7.7%, respectively, compared to the same period in 2025. Gross margin increased to 53.9% for the three months ended June 30, 2026, compared to 51.0% for the same period in 2025. Gross margin increased to 54.8% for the six months ended June 30, 2026, compared to 52.4% for the same period in 2025. The increase in cost of goods sold is primarily driven by higher product sales compared to the same periods in 2025, partially offset by improved leverage on indirect labor and overhead. The increase in gross margin is driven by favorable product mix and improved leverage on indirect labor and overhead.

Research and development expenses

Research and development (“R&D”) expenses are related to the development of products supporting bioprocessing operations. The expenses include personnel compensation, supplies and other research expenses. Due to the fact that these various programs share personnel and fixed costs, we have not provided historical costs incurred by project.

R&D expenses increased by $0.4 million, or 3.2%, and $2.8 million, or 10.7%, respectively, during the three and six months ended June 30, 2026, as compared to the same period in 2025. The primary driver of the increase in R&D costs during the six months ended June 30, 2026 is incremental R&D from the 908 Devices PAT Portfolio acquisition.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts. It also includes legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.

SG&A costs increased by $5.7 million, or 8.1%, and $11.5 million, or 8.2%, respectively, during the three and six months ended June 30, 2026 as compared to the same period in 2025. The primary driver of the increase in SG&A costs is investment in personnel costs to support growth, driven by increased headcount.

Restructuring activities and other charges

Restructuring activities and other charges increased by $0.6 million, or 25.7%, during the three months ended June 30, 2026 as compared to the same period in 2025.

During the first quarter of 2026, we initiated a series of restructuring activities to simplify the global manufacturing footprint of the organization and align our workforce to support long-term company growth. These activities will include a series of site optimization phases with the purpose of improving operating efficiency and are expected to be completed by the end of 2027.

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

Other income (expense), net

The table below provides detail regarding our other income (expense), net:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Amounts in thousands)
Investment income	$6,431	$6,585	$(154)	(2.3)%	$12,773	$13,899	$(1,126)	(8.1)%
Interest expense	(5,663)	(5,354)	(309)	5.8%	(11,241)	(10,604)	(637)	6.0%
Amortization of debt issuance costs	(421)	(414)	(7)	1.7%	(840)	(827)	(13)	1.6%
Loss on sale of business	103	-	103	100.0%	(13,660)	-	(13,660)	100.0%
Other (expense) income, net	(273)	3,502	(3,775)	(107.8)%	(1,023)	3,216	(4,239)	(131.8)%
Other income (expense), net	$177	$4,319	$(4,142)	(95.9)%	$(13,991)	$5,684	$(19,675)	(346.1)%

Investment income

Investment income includes income earned on cash, cash equivalents and marketable securities. Our investment income decreased by $0.2 million and $1.1 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025 due to a reduction in interest rates. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.

Interest expense

Interest expense increased by $0.3 million and $0.6 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. Interest expense includes contractual coupon interest on the 2023 Notes, as defined below, and the associated accretion of the discount. The discount is being accreted into interest expense using the effective interest method over the term of the 2023 Notes. See Note 8, “Convertible Senior Notes” to our condensed consolidated financial statements included in this report for more information.

Amortization of debt issuance costs

Transaction costs related to the issuance of the 2023 Notes, as defined below, are amortized and recorded within amortization of debt issuance costs on the condensed consolidated statements of comprehensive income or loss.

Loss on sale of business

On March 30, 2026, we completed the sale of Polymem S.A.S. (“Polymem”) for total consideration of $3.6 million, net of cash divested. We recognized a net loss on the sale of business of $13.7 million during the six months ended June 30, 2026.

Other expense, net

Other expense, net increased by $3.8 million and $4.2 million for the three and six months ended June 30, 2026, respectively, as compared to the same period in 2025. Other expense, net primarily includes the changes in foreign currency transaction gains and losses, revaluation impact of intercompany loans with subsidiaries and unrealized and realized impacts of foreign exchange forward contracts.

Income tax provision

Income tax provision for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Amounts in thousands)
Income tax provision	$9,145	$3,349	$5,796	173.1%	$2,584	$5,462	$(2,878)	(52.7)%
Effective tax rate	64.6%	18.4%			16.2%	20.9%

For the three and six months ended June 30, 2026, we recorded an income tax provision of $9.1 million and $2.6 million, respectively. The effective tax rate was 64.6% and 16.2% for the three and six months ended June 30, 2026, respectively, and is based upon the estimated income for the year ending December 31, 2026 and the composition of income in different jurisdictions.

The difference in effective tax rates between the periods was primarily due to the Polymem divestiture offset by lower contingent consideration tax benefits. Our effective tax rate for the three months ended June 30, 2026 was higher than the U.S. statutory rate of 21% primarily due to additional discrete expense related to the Polymem Divestiture. Our effective tax rate for the six months ended June 30, 2026 was lower than the U.S. statutory rate of 21% primarily due to the Polymem divestiture.

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

Liquidity and Capital Resources

We have financed our operations primarily through revenues derived from product sales and the issuance of notes and public offerings. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue. The following table shows sources of liquidity for the periods presented:

	June 30,	December 31,
	2026	2025
	(Amounts in thousands)
Cash and cash equivalents	$606,783	$566,021
Marketable securities	203,666	201,607
Total liquidity	$810,449	$767,628

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

The conditional conversion features of the 2023 Notes were not triggered during the calendar quarter ended June 30, 2026, therefore, the 2023 Notes are not convertible during the calendar quarter ended September 30, 2026 pursuant to the applicable last reported sales price conditions, as stated in the indenture governing the 2023 Notes.

Cash Flows

	Six Months Ended June 30,		Increase (Decrease)
	2026	2025	$ Change
	(Amounts in thousands)
Cash provided by (used in)
Operating activities	$61,061	$43,614	$17,447
Investing activities	(6,077)	(81,947)	75,870
Financing activities	(11,743)	(15,161)	3,418
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(456)	4,994	(5,450)
Net increase (decrease) in cash, cash equivalents and restricted cash	$42,785	$(48,500)	$91,285

Operating activities

For the six months ended June 30, 2026, our operating activities provided cash of $61.1 million reflecting net income of $13.3 million and non-cash charges totaling $82.6 million primarily related to depreciation and intangible amortization, loss on sale of Polymem, stock-based compensation, operating lease right of use asset amortization and amortization of debt discount and issuance costs, partially offset by changes in deferred income taxes, net and other non-cash items.

The non-cash charges were partially offset by unfavorable changes in working capital of $34.9 million. This is primarily driven by increases in inventories of $20.2 million, increases in accounts receivable of $4.4 million due to timing of sales and receipts from customers, increases in prepaid expenses and other current assets of $6.0 million, and decreases in operating lease liabilities of $13.4 million, primarily due to normal course rent payments, partially offset by net increases in accounts payable and accrued liabilities of $5.6 million due to timing of payments to vendors and compensation. The remaining cash provided by operating activities resulted from net favorable changes in various other working capital accounts.

For the six months ended June 30, 2025, our operating activities provided cash of $43.6 million reflecting net income of $20.7 million and non-cash charges totaling $61.4 million primarily related to depreciation and intangible amortization, stock-based compensation, operating lease right of use asset amortization, and amortization of debt discount and issuance costs, partially offset by net unrealized foreign exchange gains and contingent consideration adjustment. The non-cash charges were partially offset by unfavorable changes in working capital of $38.5 million. This is primarily driven by an increase in accounts receivable of $15.2 million due to timing of sales and receipts from customers, accounts payable and accrued expenses used cash of $11.3 million due to timing of payments to vendors, leases for normal course rent payments of $9.8 million, and inventory manufactured used cash of $0.8 million.

Investing activities

Our investing activities consumed $6.1 million of cash during the six months ended June 30, 2026, which was primarily driven by purchases of marketable securities of $130.7 million and capital expenditures of $11.0 million, inclusive of $1.0 million of capitalized costs related to our internal-use software. This was partially offset by maturities of marketable securities of $132.0 million and proceeds received, net of cash divested from our sale of Polymem of $3.6 million.

Our investing activities consumed $81.9 million of cash during the six months ended June 30, 2025, which was primarily driven by the acquisition of the 908 Devices PAT Portfolio, net of cash acquired, of $69.9 million. Capital expenditures during the six months ended June 30, 2025 consumed $12.0 million, including $1.4 million of capitalized costs related to our internal-use software.

Financing activities

Our financing activities consumed $11.7 million of cash for the six months ended June 30, 2026, which was primarily driven by cash disbursed related to the tax withholding obligation on vesting of restricted stock units for $6.6 million and cash payments for a portion of the contingent earnout obligation related to the acquisition of Tantti for $5.2 million.

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

Effect of exchange rate changes on cash, cash equivalents and restricted cash

The effect of exchange rate changes on cash during the three and six months ended June 30, 2026, is a result of using multiple currencies across the group, with the Euro and Swedish Krona being significant currencies for the group outside of the US Dollar.

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

Additionally and as described above, on July 21, 2026, we entered into the Merger Agreement to acquire all outstanding shares of common stock of BioLife, for approximately $1.5 billion, comprised of approximately 64% in our common stock and 36% in cash. The Transaction is expected to close in the fourth quarter of 2026, subject to certain customary closing conditions described above. We intend to fund the cash portion of the consideration with cash and cash equivalents on hand.

Aside from items discussed herein, there have been no other material changes to our future capital requirements or contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 26, 2026.

Absent acquisitions of additional businesses, products, product candidates or intellectual property not reflected herein, we believe our current liquidity and future cash flow from operations are adequate to meet our cash needs for at least one year from this Quarterly Report on 10-Q. We expect operating expenses in 2026 to increase as we continue to expand our bioprocessing business. We expect to incur continued spending related to the development and expansion of our bioprocessing product lines and expansion of our commercial capabilities for the foreseeable future. Our future capital requirements may include, but are not limited to, purchases of property, plant and equipment, the acquisition of additional bioprocessing products and technologies to complement our existing manufacturing capabilities, continued investment in our intellectual property portfolio and financing activities to service our outstanding convertible notes.

We plan to continue to invest in our bioprocessing business and in key R&D activities associated with the development of new bioprocessing products. We actively evaluate various strategic transactions on an ongoing basis, including licensing, acquiring or investing in products, technologies or businesses that would complement our existing portfolio. We continue to seek to acquire or invest in such potential assets that may offer us the best opportunity to create value for our shareholders. In order to do so, we may need to seek additional financing to fund these investments. If our available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements, for example, due to acquisition-related financing needs, servicing of our outstanding indebtedness or lower demand for our products, among potential other events, we may seek to sell common or preferred equity or convertible debt securities, enter into a credit facility or another form of third-party funding, or seek other debt funding. The sale of equity and convertible debt securities may result in dilution to our shareholders, and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, if at all.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, expectations and beliefs for the Company’s acquisitions and divestitures, product development and sales, restructuring activities and the expected results thereof, product candidate research, development and regulatory approval, SG&A expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources, and our financing plans, constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. The Company undertakes no obligation to publicly update or revise the statements in light of future developments. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with the following: the success of current and future collaborative or supply relationships; our ability to successfully grow our bioprocessing business, including as a result of acquisitions, commercialization or partnership opportunities, and our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all U.S. Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products; the risk of litigation regarding our patent and other intellectual property rights; the risk of litigation with collaborative partners; our manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers; our ability to hire and retain skilled personnel; the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition; our ability to integrate acquired businesses successfully into our business and achieve the expected benefits of the acquisitions, including the anticipated synergies and other benefits of the BioLife transaction; our ability to complete pending acquisitions, including the pending acquisition of BioLife; our ability to compete with larger, better financed life sciences companies; our history of losses and expectation of incurring losses; our ability to generate future revenues; our ability to successfully integrate acquired businesses; our ability to raise additional capital to fund potential acquisitions; our plans to mitigate our material weaknesses in our internal controls over financial reporting; our volatile stock price; and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the SEC including under the sections entitled “Risk Factors” in our Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q. We assume no obligation to update any forward-looking information contained in this Form 10-Q, except as required by law.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of June 30, 2026 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective because of the previously reported material weaknesses in our internal control over financial reporting, which are described in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission on February

26, 2026 (“Form 10-K”). Notwithstanding the material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented.

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

As of June 30, 2026, the Company has not remediated these material weaknesses. In connection with the remediation plan previously disclosed in the Form 10-K, the Company performed remediation activities during the six months ended June 30, 2026 as detailed below.

Remediation Plans

IT General Controls - During the six months ended June 30, 2026, our remediation activities included the following with respect to IT general controls:

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

Business process-level controls related to inventory valuation and the financial statement close process - During the six months ended June 30, 2026, our remediation activities included the following with respect to certain business process-level controls related to inventory valuation and the financial statement close process:

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

Changes in Internal Control

Except for the material weaknesses described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Form 10-K for the period ended December 31, 2025 and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. The information presented below supplements the risks and uncertainties identified under the caption “Risk Factors” in Part I, Item 1A of our Form 10-K for the period ended December 31, 2025.

We may be unable to complete the pending strategic acquisition of BioLife in a timely manner or at all, and even if we are able to complete the acquisition, we may be unable to successfully integrate BioLife’s business, any of which could adversely affect our business and financial condition.

The pending strategic acquisition of BioLife is subject to various closing conditions, many of which are outside of our control. Our inability to complete the pending acquisition of BioLife in a timely manner or at all could have a material adverse effect on our business as our ability to execute on our long-term strategy depends in part on our ability to engage in transactions and collaborations with other entities that add to our pipeline or provide us with new commercial opportunities. Further, an event, change or other circumstances could occur that would prevent, materially delay or materially impair the ability of us or BioLife to consummate the acquisition, or that has or would reasonably be expected to have, a material adverse effect on the financial condition, business or results of operations of us or BioLife, which could give rise to the right of one or both of the parties to terminate the Merger Agreement, which could have a negative impact on our long-term strategy, financial results and operations.

Even if we are able to complete the acquisition, we may be unable to successfully and efficiently integrate BioLife’s business into the Repligen enterprise following the closing.

Realization of the value from the pending acquisition of BioLife relies on successful and efficient integration following the closing. We may not be able to integrate BioLife’s business successfully into our existing business, retain key employees or realize the anticipated cost savings or synergies from this pending acquisition, which could adversely affect our business and financial condition. Such efforts, whether successful or not, could cause a diversion of BioLife and Repligen management’s attention from ongoing business operations and other opportunities and could give rise to potential adverse reactions or changes to business or employee relationships, any which could have a material and adverse impact on our business.

Our assumptions around the size and trajectory of the cell therapy market and BioLife’s market position may prove to be incorrect, which, along with other risks and uncertainties related to the BioLife transaction, could materially and adversely affect our business and financial results.

Other risks and uncertainties related to the BioLife transaction that could materially and adversely affect our business and financial results include the risk that the parties have overestimated the size or trajectory of the cell therapy market and BioLife’s market position, as well as the possibility that the anticipated financial impact and revenue growth of the transaction will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where we and BioLife do business; the outcome of any legal proceedings that may be instituted against us or BioLife in connection with the transaction or otherwise; the potential for increased regulatory scrutiny and the impact on the clinical pipeline, global approvals and expanded indications; the possibility that the transaction may be more expensive to complete than anticipated; and risks relating to the potential dilutive effect of shares of our common stock to be issued in the transaction.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) Rule 10b5-1 Trading Plans

None of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the three months ended June 30, 2026.

ITEM 6. EXHIBITS

Exhibit Number	Document Description

2.1 ‡

Agreement and Plan of Merger, dated July 21, 2026, by and among Repligen Corporation, BioLife Solutions, Inc., Bravo Merger Sub I, Inc., and Bravo Merger Sub II, LLC (filed as Exhibit 2.1 to Repligen Corporation's Current Report on Form 8-K filed on July 22, 2026 and incorporated herein by reference).

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

‡ Portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any omitted exhibits and schedules to the SEC upon its request; provided, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any exhibits or schedules so furnished.

+ Filed herewith.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: July 29, 2026	By:	/S/ OLIVIER LOEILLOT
Olivier Loeillot
Chief Executive Officer
(Principal executive officer)
Repligen Corporation

Date: July 29, 2026	By:	/S/ JASON K. GARLAND
Jason K. Garland
Chief Financial Officer
(Principal financial officer)
Repligen Corporation

Date: July 29, 2026	By:	/S/ VIOLETTA HUGHES
Violetta Hughes
Chief Accounting Officer
(Principal accounting officer)
Repligen Corporation