Form 10-Q
period 2026-09-30
REPLIGEN CORP
filed 2026-10-30
CIK 730272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to___________
Commission File Number 000-14656
_____________________________________________________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock on October 23, 2026 was 63,923,738.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
REPLIGEN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$726,960	$566,021
Marketable securities	136,019	201,607
Accounts receivable, net of allowances of $3,273 and $2,767 at September 30, 2026, and December 31, 2025, respectively	151,235	158,587
Inventories, net	182,205	170,458
Prepaid expenses and other current assets	45,565	40,712
Total current assets	1,241,984	1,137,385
Property, plant and equipment, net	163,561	186,614
Intangible assets, net	305,291	386,147
Goodwill	1,100,319	1,114,408
Deferred tax assets	716	694
Operating lease right of use assets	112,472	119,538
Other noncurrent assets	2,065	4,913
Total assets	$2,926,408	$2,949,699
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,697	$30,010
Operating lease liabilities	20,397	21,559
Contingent consideration	2,254	5,049
Accrued liabilities	75,338	79,208
Total current liabilities	125,686	135,826
Convertible Senior Notes due 2028, net	555,596	542,213
Deferred tax liabilities	19,909	22,496
Noncurrent operating lease liabilities	116,248	126,176
Noncurrent contingent consideration	—	1,304
Other noncurrent liabilities	17,232	15,555
Total liabilities	834,671	843,570
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 56,692,755 shares at September 30, 2026, and 56,325,429 shares at December 31, 2025 issued and outstanding	567	563
Additional paid-in capital	1,685,620	1,651,849
Accumulated other comprehensive loss	(25,607)	(2,531)
Retained earnings	431,157	456,248
Total stockholders’ equity	2,091,737	2,106,129
Total liabilities and stockholders’ equity	$2,926,408	$2,949,699
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product	$209,270	$188,766	$607,566	$540,232
Royalty and other revenue	44	39	131	111
Total revenue	209,314	188,805	607,697	540,343
Costs and operating expenses:
Cost of goods sold	98,328	88,290	278,390	255,462
Research and development	14,435	14,175	43,310	40,259
Selling, general and administrative	83,592	73,663	236,746	215,275
Restructuring activities and other charges	1,966	—	6,180	4,135
Intangible asset impairment charges	41,242	—	41,242	—
Change in fair value of contingent consideration	(703)	(4,148)	1,459	(12,087)
Total costs and operating expenses	238,860	171,980	607,327	503,044
(Loss) income from operations	(29,546)	16,825	370	37,299
Other income (expense), net:
Investment income	7,000	6,921	19,773	20,820
Interest expense	(5,712)	(5,414)	(16,953)	(16,018)
Amortization of debt issuance costs	(422)	(416)	(1,262)	(1,243)
Loss on sale of business	(34)	—	(13,694)	—
Other income (expense), net	1,906	(804)	883	2,412
Other income (expense), net	2,738	287	(11,253)	5,971
(Loss) income before income taxes	(26,808)	17,112	(10,883)	43,270
Income tax provision	11,624	2,201	14,208	7,663
Net (loss) income	$(38,432)	$14,911	$(25,091)	$35,607
(Loss) earnings per share:
Basic	$(0.68)	$0.27	$(0.44)	$0.63
Diluted	$(0.68)	$0.26	$(0.44)	$0.63
Weighted average common shares outstanding:
Basic	56,558	56,265	56,445	56,208
Diluted	56,558	56,532	56,445	56,520

Net (loss) income	$(38,432)	$14,911	$(25,091)	$35,607
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities, net of tax	(85)	—	(266)	—
Foreign currency translation adjustment	(5,736)	(2,391)	(22,810)	48,426
Comprehensive (loss) income	$(44,253)	$12,520	$(48,167)	$84,033
The accompanying notes are an integral part of these condensed consolidated financial statements.

REPLIGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands, except share data)

	Three Months Ended September 30, 2026
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2026	56,427,067	$564	$1,661,665	$(19,786)	$469,589	$2,112,032
Net loss	—	—	—	—	(38,432)	(38,432)
Exercise of stock options and vesting of stock units	272,875	3	15,753	—	—	15,756
Tax withholding on vesting of restricted stock units	(7,187)	—	(1,153)	—	—	(1,153)
Stock-based compensation expense	—	—	9,355	—	—	9,355
Unrealized loss on available-for-sale securities	—	—	—	(85)	—	(85)
Translation adjustment	—	—	—	(5,736)	—	(5,736)
Balance at September 30, 2026	56,692,755	$567	$1,685,620	$(25,607)	$431,157	$2,091,737

	Three Months Ended September 30, 2025
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at June 30, 2025	56,253,009	$563	$1,634,844	$(1,716)	$428,050	$2,061,741
Net income	—	—	—	—	14,911	14,911
Exercise of stock options and vesting of stock units	37,164	—	677	—	—	677
Tax withholding on vesting of restricted stock units	(6,852)	—	(824)	—	—	(824)
Stock-based compensation expense	—	—	8,973	—	—	8,973
Translation adjustment	—	—	—	(2,391)	—	(2,391)
Balance at September 30, 2025	56,283,321	$563	$1,643,670	$(4,107)	$442,961	$2,083,087

	Nine Months Ended September 30, 2026
	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at December 31, 2025	56,325,429	$563	$1,651,849	$(2,531)	$456,248	$2,106,129
Net loss	—	—	—	—	(25,091)	(25,091)
Exercise of stock options and vesting of stock units	426,315	4	15,846	—	—	15,850
Tax withholding on vesting of restricted stock units	(58,989)	—	(7,765)	—	—	(7,765)
Stock-based compensation expense	—	—	25,690	—	—	25,690
Unrealized loss on available-for-sale securities	—	—	—	(266)	—	(266)
Translation adjustment	—	—	—	(22,810)	—	(22,810)
Balance at September 30, 2026	56,692,755	$567	$1,685,620	$(25,607)	$431,157	$2,091,737

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

REPLIGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(25,091)	$35,607
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	57,948	58,794
Intangible asset impairment charges	41,242	—
Amortization of debt discount and issuance costs	13,383	12,360
Inventory step-up amortization	—	1,069
Loss on sale of business	13,694	—
Stock-based compensation	25,690	24,621
Deferred income taxes, net	(944)	(5,784)
Change in fair value of contingent consideration	1,459	(12,087)
Net unrealized foreign exchange loss (gain)	(683)	(12,443)
Operating lease right of use asset amortization	14,189	13,570
Other adjustments and non-cash items	(1,754)	2,532
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	3,383	(7,302)
Inventories	(16,070)	(5,346)
Prepaid expenses and other current assets	(3,732)	(5,494)
Other noncurrent assets	1,916	(1,727)
Accounts payable	(523)	(5,083)
Accrued liabilities	(2,443)	9,629
Operating lease liabilities	(18,796)	(12,096)
Noncurrent liabilities	1,292	893
Total cash provided by operating activities	104,160	91,713
Cash flows from (for) investing activities
Acquisitions, net of cash acquired	—	(69,954)
Divestiture proceeds, net of cash divested	3,637	—
Purchases of marketable securities	(200,499)	—
Maturities and sales of marketable securities	271,073	—
Additions to capitalized software costs	(1,307)	(2,055)
Purchases of property, plant and equipment	(14,992)	(15,366)
Sale of property, plant and equipment	—	42
Other investing activities	—	(2,397)
Total cash provided by (used in) investing activities	57,912	(89,730)
Cash flows from (for) financing activities
Proceeds from exercise of stock options	15,850	2,142
Payment of tax withholding obligation on vesting of restricted stock	(7,765)	(7,994)
Payment of earnout consideration	(5,225)	(9,548)
Total cash provided by (used in) financing activities	2,860	(15,400)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,943)	4,809
Net increase (decrease) in cash, cash equivalents and restricted cash	162,989	(8,608)
Cash, cash equivalents and restricted cash, beginning of period	$566,021	$757,355
Cash, cash equivalents and restricted cash, end of period	$729,010	$748,747

REPLIGEN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
	(Amounts in thousands)
Supplemental disclosure of cash flow information:
Assets acquired under operating leases	$10,634	$4,044
Purchases of property, plant and equipment included in accounts payable	$2,198	$—
Fair value of shares of common stock issued for contingent consideration earnouts	$—	$7,568

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$726,960	$748,747
Restricted cash included within prepaid expenses and other current assets	2,050	—
Total cash, cash equivalents and restricted cash	$729,010	$748,747
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
During the three and nine months ended September 30, 2026, the Company made no material changes in the application of its significant accounting policies that were disclosed within Note 2, “Summary of Significant Accounting Policies” included in Part II, Item 8, “Financial Statements and Supplementary Data” to the Company's Form 10-K.
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

2. Marketable Securities and Fair Value Measurements
Marketable Securities
In the fourth quarter of 2025, the Company invested in marketable securities, in the form of U.S. Treasury Bills. As of September 30, 2026, and December 31, 2025, the Company’s marketable securities were classified as available-for-sale investments and mature within one year from the balance sheet date. During the three and nine months ended September 30, 2026, the Company did not have any realized gains or losses. During the three and nine months ended September 30, 2026, the Company did not recognize credit losses related to the available-for-sale securities, and there was no allowance for credit losses recorded as of September 30, 2026, and December 31, 2025.
The following tables summarize the Company's marketable securities as of September 30, 2026, and December 31, 2025:

	September 30, 2026
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
	(Amounts in thousands)
Short-term investments:
U.S. Treasury bills	$136,232	$—	$(213)	$136,019
Total	$136,232	$—	$(213)	$136,019

	December 31, 2025
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated Fair Value
	(Amounts in thousands)
Short-term investments:
U.S. Treasury bills	$201,554	$55	$(2)	$201,607
Total	$201,554	$55	$(2)	$201,607
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

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2026, and December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Cash and cash equivalents:
Cash (1)	$701,979	$—	$—	$701,979
Money market accounts	24,981	—	—	24,981
Total	$726,960	$—	$—	$726,960
Marketable securities:
U.S. Treasury bills	$—	$136,019	$—	$136,019
Total	$—	$136,019	$—	$136,019
Total assets	$726,960	$136,019	$—	$862,979
Liabilities:
Contingent consideration	$—	$2,254	$—	$2,254
Total liabilities	$—	$2,254	$—	$2,254

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(Amounts in thousands)
Assets:
Cash and cash equivalents:
Cash (1)	$88,148	$—	$—	$88,148
Money market accounts	477,873	—	—	477,873
Total	$566,021	$—	$—	$566,021
Marketable securities:
U.S. Treasury bills	$—	$201,607	$—	$201,607
Total	$—	$201,607	$—	$201,607
Total assets	$566,021	$201,607	$—	$767,628
Liabilities:
Contingent consideration	$—	$—	$5,049	$5,049
Noncurrent contingent consideration	—	—	1,304	1,304
Total liabilities	$—	$—	$6,353	$6,353
(1)Cash and cash equivalents are recorded at carrying value, which approximate fair value.
Contingent Consideration – Earnout
In connection with the acquisition of Tantti Laboratory Inc. (“Tantti”), the Company has an obligation to pay a maximum of $54.5 million (undiscounted) in contingent consideration earnouts in cash over a three-year earnout period beginning January 1, 2025, and ending December 31, 2027. During the nine months ended September 30, 2026, the Company paid $5.2 million in cash for the Tantti contingent consideration earnouts. As of September 30, 2026, the estimated fair value of the remaining obligation is $2.3 million, which is classified as current within the condensed consolidated balance sheet.
A reconciliation of the change in fair value of contingent consideration – earnout is included in the following table (amounts in thousands):

Balance at December 31, 2025	$6,353
Increase in fair value of contingent consideration earnouts	1,459
Earnout payment - cash	(5,225)
Cumulative translation adjustment	(333)
Balance at September 30, 2026	$2,254
Changes in the projected performance of the acquired business could result in a higher or lower contingent consideration obligation in the future.

Convertible Senior Notes
At September 30, 2026, and December 31, 2025, the fair value of the Company’s 1.00% Convertible Senior Notes due 2028 (the “2023 Notes”) was $652.2 million and $603.1 million, respectively. The fair value of the 2023 Notes is a Level 1 valuation and was determined based on the most recent trade activity of the 2023 Notes as of September 30, 2026, and December 31, 2025. See Note 8, “Convertible Senior Notes”, for additional information.
Fair Value Measured on a Nonrecurring Basis
During the three months ended September 30, 2026, the Company determined the developed-technology intangible assets related to an intellectual property license agreement were impaired, as the asset would not generate future undiscounted cash flows and therefore was not recoverable. Accordingly, the Company recorded a $41.2 million impairment charge, representing the excess of carrying value over fair value. See Note 6, “Goodwill and Intangible Assets”, for more information.
3. Acquisitions and Divestitures
2026 Divestiture
Polymem S.A.S.
On March 30, 2026, the Company completed the sale of Polymem S.A.S. (“Polymem”) for total consideration of $3.6 million, net of cash divested, which was received during the second quarter of 2026. The Company recognized a net loss on the sale during the nine months ended September 30, 2026, of $13.7 million, which was recorded within loss on sale of business on the condensed consolidated statements of comprehensive income or loss.
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
Acquisition-related costs are not included as a component of consideration transferred but are expensed in the periods in which such costs are incurred. The Company has incurred $14.2 million of transaction and integration costs associated with the 908 Devices PAT Portfolio acquisition from the date of acquisition to September 30, 2026, of which $0.4 million and $1.7 million were incurred during the three and nine months ended September 30, 2026, respectively. The transaction and integration costs are included in operating expenses in the condensed consolidated statements of comprehensive income or loss.

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
2025 Restructuring Activities and Other Charges
Beginning in 2023, the Company initiated restructuring activities to simplify and streamline its organization and strengthen the overall effectiveness of operations. The activities continued into 2024 and 2025 and included consolidating a portion of the manufacturing operations between certain U.S. locations, writing-off abandoned equipment with the rationalization of excess production line capacity and discontinuing the sale of certain product SKUs. The Company does not expect to incur further significant charges related to these actions.
The following table summarizes the charges related to restructuring activities and other charges by type of cost for the periods presented within the Company’s condensed consolidated statements of comprehensive income or loss:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026	2025
	(Amounts in thousands)
Severance and employee-related costs	$546	$3,873	$197
Facility and other exit costs	1,420	2,307	3,938
Restructuring activities and other charges	$1,966	$6,180	$4,135
The following table summarizes the changes in the Company’s accrued restructuring balance, which is recorded within accrued liabilities on the condensed consolidated balance sheets.

	Restructuring liability December 31, 2025	Restructuring charges	Cash payments	Non-cash items	Restructuring liability September 30, 2026
	(Amounts in thousands)
Severance and employee-related costs	$147	$3,873	$(3,401)	$—	$619
Facility and other exit costs	—	2,307	(245)	(2,062)	—
Restructuring activities and other charges	$147	$6,180	$(3,646)	$(2,062)	$619
5. Revenue Recognition
Disaggregation of Revenue
Revenue for the three and nine months ended September 30, 2026, and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Product revenue	$209,270	$188,766	$607,566	$540,232
Royalty and other revenue	44	39	131	111
Total revenue	$209,314	$188,805	$607,697	$540,343
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
Contract Balances from Contracts with Customers
The following table provides information about receivables and deferred revenue from contracts with customers as of September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
	(Amounts in thousands)
Balances from contracts with customers only:
Accounts receivable	$151,235	$158,587
Deferred revenue (included in accrued liabilities and other noncurrent liabilities in the condensed consolidated balance sheets)	$18,920	$16,152
During the nine months ended September 30, 2026, the Company recognized $12.0 million of revenue that was deferred and included within accrued liabilities and other noncurrent liabilities as of December 31, 2025. During the nine months ended September 30, 2025, the Company recognized $9.9 million of revenue that was deferred and included within accrued liabilities and other noncurrent liabilities as of December 31, 2024.
The timing of revenue recognition, billings and cash collections results in the accounts receivable and deferred revenue balances on the Company’s condensed consolidated balance sheets.
6. Goodwill and Intangible Assets
Goodwill
The following table represents the change in the carrying value of goodwill for the nine months ended September 30, 2026 (amounts in thousands):

Balance at December 31, 2025	$1,114,408
Divestiture of Polymem	(713)
Cumulative translation adjustment	(13,376)
Balance at September 30, 2026	$1,100,319
The Company’s annual impairment analysis of goodwill was performed as of October 1, 2026. The qualitative assessment of the Company’s one reporting unit indicated there were no indications of impairment and it was not more likely than not that its fair value was less than its carrying amount.
Intangible assets
Indefinite-lived intangible assets are reviewed for impairment at least annually. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset group that includes the definite-lived assets may not be recoverable. The Company reassesses its asset groupings whenever changes in facts and circumstances occur.
During the three months ended September 30, 2026, the Company identified an impairment indicator related to certain definite-lived intangible assets, specific to an intellectual property license agreement, and performed an impairment analysis. Based on the facts and circumstances, these definite-lived intangible assets were determined to be a separate asset group. As a result, the Company determined the developed-technology intangible assets related to the intellectual property license agreement were impaired and recorded a $41.2 million impairment charge, which is included within intangible asset impairment charges on the condensed consolidated statements of comprehensive income or loss.
Intangible assets, net, consisted of the following at September 30, 2026, and December 31, 2025:

	September 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology – developed	$233,937	$(79,163)	$154,774	15
Customer relationships	275,633	(132,939)	142,694	15
Trademarks	10,153	(3,098)	7,055	18
Other intangibles	3,448	(3,380)	68	3
Total finite-lived intangible assets	523,171	(218,580)	304,591	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$523,871	$(218,580)	$305,291

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Life (in years)
	(Amounts in thousands)
Finite-lived intangible assets:
Technology – developed	$301,931	$(82,032)	$219,899	15
Customer relationships	277,696	(120,205)	157,491	15
Trademarks	10,564	(2,950)	7,614	18
Other intangibles	4,027	(3,584)	443	3
Total finite-lived intangible assets	594,218	(208,771)	385,447	15
Indefinite-lived intangible asset:
Trademarks	700	—	700	—
Total intangible assets	$594,918	$(208,771)	$386,147
Amortization expense for finite-lived intangible assets was $9.6 million and $28.9 million for the three and nine months ended September 30, 2026, respectively, and $9.9 million and $29.3 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, the Company expects to record the following amortization expense in future periods:

For the Years Ended December 31,	Amounts in thousands
2026 (remaining three months)	$8,641
2027	34,558
2028	34,525
2029	34,414
2030	33,301
2031 and thereafter	159,152
Total	$304,591
7. Condensed Consolidated Balance Sheets Detail
Inventories, net
Inventories, net consists of the following:

	September 30, 2026	December 31, 2025
	(Amounts in thousands)
Raw materials	$94,130	$94,632
Work-in-process	28,545	20,793
Finished products	59,530	55,033
Total inventories, net	$182,205	$170,458
Accrued liabilities
Accrued liabilities consist of the following:

	September 30, 2026	December 31, 2025
	(Amounts in thousands)
Employee compensation	$33,073	$40,141
Deferred revenue	15,788	14,609
Income taxes payable	763	3,592
Other	25,714	20,866
Total accrued liabilities	$75,338	$79,208

8. Convertible Senior Notes
The carrying value of the Company's Convertible Senior Notes is as follows:

	September 30, 2026	December 31, 2025
	(Amounts in thousands)
1.00% Convertible Senior Notes due 2028:
Principal amount	$600,000	$600,000
Unamortized debt discount	(40,605)	(52,726)
Unamortized debt issuance costs	(3,799)	(5,061)
Carrying amount - Convertible Senior Notes due 2028, net	$555,596	$542,213
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
The holders of the 2023 Notes may convert all or a portion of such notes prior to the close of business on the business day immediately preceding September 15, 2028 under the following circumstances, as stated in the indenture governing the 2023 Notes (the “2023 Notes Indenture”):
•During any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•During the five-business day period immediately after any five consecutive trading day period (the “measurement period") in which the trading price (as defined in the 2023 Notes Indenture) per $1,000 principal amount of the 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; and
•If the Company calls the 2023 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•Upon occurrence of a specific corporate events as set forth in the 2023 Notes Indenture.
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
The conditional conversion features of the 2023 Notes were not triggered during the calendar quarter ended September 30, 2026, therefore, the 2023 Notes are not convertible during the calendar quarter ended December 31, 2026, pursuant to the applicable last reported sales price conditions.

The following table sets forth total interest expense recognized related to the 2023 Notes for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Contractual interest expense - 2023 Notes	$1,503	$1,500	$4,509	$4,500
Amortization of debt discount - 2023 Notes	4,128	3,786	12,121	11,117
Amortization of debt issuance costs - 2023 Notes	422	416	1,262	1,243
Total	$6,053	$5,702	$17,892	$16,860
9. Stockholders’ Equity
Stock Option and Incentive Plans
Under the Company’s current 2018 Stock Option and Incentive Plan (the “2018 Plan”), the number of shares of the Company’s common stock that were reserved and available for issuance was 2,778,000, plus the number of shares of common stock that were available for issuance under the Company’s previous equity plans. The shares of common stock underlying any awards under the 2018 Plan and previous equity plans (together, the “Plans”) that are forfeited, canceled or otherwise terminated (other than by exercise) shall be added back to the shares of stock available for issuance under the 2018 Plan. At September 30, 2026, there were 928,992 shares available for future grants under the 2018 Plan.
Stock Issued for Earnout Payments
In April 2025, the Company issued 52,935 shares of its common stock to former security holders of Avitide to satisfy the final contingent consideration obligation established under the Agreement and Plan of Merger and Reorganization (the “Avitide Agreement”) which the Company entered into as part of the acquisition of Avitide in September 2021.
In April 2025, the Company issued 5,517 shares of its common stock to former security holders of FlexBiosys, Inc. (“FlexBiosys”) to satisfy the final contingent consideration obligation established under the Equity Purchase Agreement (the “FlexBiosys Agreement”), which the Company entered into as part of the acquisition of FlexBiosys in April 2023.
Stock-Based Compensation
The following table presents stock-based compensation expense in the Company’s condensed consolidated statements of comprehensive income or loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Cost of goods sold	$523	$612	$1,504	$1,778
Research and development	1,180	1,657	3,495	4,167
Selling, general and administrative	7,652	6,704	20,691	18,676
Total stock-based compensation	$9,355	$8,973	$25,690	$24,621

Stock Options
Information regarding option activity for the nine months ended September 30, 2026, under the Plans is summarized below:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2025	563,273	$108.18	5.17	$34,877
Granted	73,781	119.57
Exercised	(256,361)	61.83		$26,966
Forfeited/expired/cancelled	—	—
Options outstanding at September 30, 2026	380,693	$141.60	6.44	$19,838
Options exercisable at September 30, 2026	197,268	$160.93	5.56	$6,670
Vested and expected to vest at September 30, 2026 (1)	375,236	$141.66	6.40	$19,536
(1)Represents the number of vested options as of September 30, 2026, plus the number of unvested options expected to vest as of September 30, 2026, based on the unvested outstanding options at September 30, 2026, adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on September 30, 2026. The aggregate intrinsic value of stock options exercised was $27.0 million and $4.3 million during the nine months ended September 30, 2026, and 2025, respectively.
The weighted average grant date fair value of options granted during the nine months ended September 30, 2026, and 2025 was $64.21 and $72.94, respectively.
Stock Units
The fair value of stock units is calculated using the closing price of the Company’s common stock on the date of grant. The Company recognizes expense on awards with service-based vesting over the employee’s requisite service period on a straight-line basis. The Company recognizes expense on performance-based awards subject to market conditions over the employee’s requisite service period on a straight-line basis, while performance-based awards subject to financial performance conditions are recognized over the vesting period based on the probability that the performance metrics will be achieved. Information regarding stock unit activity, which includes activity for restricted stock units and performance stock units, for the nine months ended September 30, 2026, under the Plans is summarized below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	555,047	$152.80
Awarded	277,989	128.63
Vested	(169,954)	151.55
Forfeited/cancelled	(86,521)	150.29
Unvested at September 30, 2026	576,561	$141.08
Vested and expected to vest at September 30, 2026 (1)	540,438	$141.62
(1)Represents the number of vested stock units as of September 30, 2026, plus the number of unvested stock units expected to vest as of September 30, 2026, based on the unvested outstanding stock units at September 30, 2026, adjusted for estimated forfeiture rates of 8% for awards granted to non-executive level employees and 3% for awards granted to executive level employees.
The aggregate intrinsic value of stock units vested during the nine months ended September 30, 2026, and 2025 was $22.1 million and $20.8 million, respectively.
The weighted average grant date fair value of stock units granted during the nine months ended September 30, 2026, and 2025 was $128.63 and $144.23, respectively.
As of September 30, 2026, there was $68.6 million of total unrecognized compensation cost, inclusive of stock options and stock units, related to unvested share-based awards. This cost is expected to be recognized over a weighted average remaining requisite service period of 2.71 years.

10. Commitments and Contingencies
Collaboration Agreements
The Company licenses certain technologies that are, or may be, incorporated into its technology under several agreements and also has entered into several clinical research agreements that require the Company to fund certain research projects. Generally, the license agreements require the Company to pay annual maintenance fees and royalties on product sales once a product has been established using the technologies. Research and development expenses associated with license agreements were immaterial amounts for the three and nine months ended September 30, 2026, and 2025.
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
11. Income Taxes
For the three and nine months ended September 30, 2026, the Company recorded an income tax provision of $11.6 million and $14.2 million, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2026, was (43.4)% and (130.6)%, respectively, compared to 12.9% and 17.7%, respectively, for the corresponding period in the prior year. The difference in effective tax rates between the periods was primarily due to the Polymem divestiture and intangible asset impairment charges.
12. (Loss) Earnings Per Share
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

A reconciliation of basic and diluted weighted average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Amounts in thousands, except per share data)
Numerator:
Net (loss) income	$(38,432)	$14,911	$(25,091)	$35,607

Denominator:
Weighted average shares used in computing net (loss) income per share – basic	56,558	56,265	56,445	56,208
Effect of dilutive shares:
Options, stock units and performance stock units	—	267	—	312
Dilutive potential common shares	—	267	—	312
Denominator for diluted (loss) earnings per share - adjusted weighted average shares used in computing (loss) earnings per share - diluted	56,558	56,532	56,445	56,520

(Loss) earnings per share:
Basic	$(0.68)	$0.27	$(0.44)	$0.63
Diluted	$(0.68)	$0.26	$(0.44)	$0.63
The Company has excluded the following potential common shares from the computation of diluted earnings or loss per share, as the inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Options, stock units and performance stock units	957	653	957	611
Total	957	653	957	611
Potentially dilutive shares from the Company’s 2023 Notes were excluded from the calculation of diluted earnings per share during the three and nine months ended September 30, 2026, and 2025, as the inclusion would be anti-dilutive.
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
The following table represents the Company’s total revenue by customers’ geographic locations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue by customers' geographic locations:
North America	49%	51%	49%	50%
Europe	34%	30%	34%	33%
Asia Pacific ("APAC") & Rest of World (1)	17%	19%	17%	17%
Total revenue	100%	100%	100%	100%
(1)Rest of the world consists of countries in Central and South America and Africa.

The following table presents the Company’s significant segment expenses which are regularly provided to the CODM for the single reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Total revenue	$209,314	$188,805	$607,697	$540,343
Costs and operating expenses:
Cost of goods sold	98,666	88,290	279,987	257,929
Research and development	15,337	14,175	45,179	41,057
Sales and marketing	26,302	26,873	82,734	77,495
General and administrative	98,555	42,642	199,427	126,563
Total costs and operating expenses	238,860	171,980	607,327	503,044
Other income (expense), net	2,738	287	(11,253)	5,971
Income tax provision	11,624	2,201	14,208	7,663
Net (loss) income	$(38,432)	$14,911	$(25,091)	$35,607
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
There was no revenue from a specific customer that represented 10% or more of the Company's total revenue for the three and nine months ended September 30, 2026, or 2025.
One customer represented 10% of the Company’s total trade accounts receivable balance at September 30, 2026, and no customer represented 10% or more of the Company's total trade accounts receivable balance at December 31, 2025.
14. Subsequent Events
On October 29, 2026, the Company entered into privately negotiated exchange and subscription agreements with certain holders of its outstanding 1.00% Convertible Senior Notes due 2028 and certain new investors. Pursuant to the agreements, the Company expects to issue $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2031 (the “New Notes”). Approximately $541.4 million principal amount of the New Notes will be issued in exchange for approximately $456.8 million principal amount of 2028 Notes (the “Exchange Transactions”) and approximately $458.6 million principal amount of the New Notes will be issued for cash (the “Subscription Transactions”, and together with the Exchange Transactions, the “Transactions”). In connection with the issuance of the New Notes, the Company intends to use approximately $120.0 million of the net proceeds from the Subscription Transactions to repurchase shares of its common stock from certain purchasers of the New Notes. The transactions are expected to close in November 2026, subject to customary closing conditions.
On October 6, 2026, the Company completed its previously announced acquisition of BioLife Solutions, Inc. (“BioLife”), a company focused on developing cell processing tools and services for the cell and gene therapy market, for approximately $1.9 billion, comprised of approximately 7.2 million shares in the Company’s common stock and approximately $564 million in cash on hand. BioLife stockholders received $11.25 in cash per BioLife share plus 0.1442 shares of the Company’s common stock per BioLife share. Following the acquisition, BioLife operates as the Company’s wholly owned subsidiary under the name “BioLife Solutions, LLC.” The Company will account for the acquisition in the fourth quarter of 2026.

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
Acquisitions
On October 6, 2026, we completed our previously announced acquisition of BioLife Solutions, Inc. (“BioLife”), a company focused on developing cell processing tools and services for the cell and gene therapy market, for approximately $1.9 billion, comprised of approximately 7.2 million shares in our common stock and approximately $564 million in cash on hand. Following the acquisition, BioLife operates as our wholly owned subsidiary under the name “BioLife Solutions, LLC.” BioLife brings a differentiated portfolio of products including a market-leading bio- preservation media platform and other cell processing tools, expanding our presence in the cell therapy market. We will account for the acquisition in the fourth quarter of 2026. See Note 14, “Subsequent Events,” included in Part I, Item 1, “Financial Statements,” in this Quarterly Report on Form 10-Q.
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
Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and the related footnotes in this Quarterly Report on Form 10-Q. All dollar and percentage changes made herein refer to the three and nine months ended September 30, 2026, compared with the three and nine months ended September 30, 2025, unless otherwise noted. Certain prior year amounts have been reclassified to conform with the current year presentation.
Revenues
Total revenues for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Amounts in thousands)
Revenue:
Product	$209,270	$188,766	$20,504	10.9%	$607,566	$540,232	$67,334	12.5%
Royalty and other revenue	44	39	5	12.8%	131	111	20	18.0%
Total Revenue	$209,314	$188,805	$20,509	10.9%	$607,697	$540,343	$67,354	12.5%
Product revenues
During the three and nine months ended September 30, 2026, product revenue increased by $20.5 million, or 10.9%, and $67.3 million, or 12.5%, respectively, as compared to the same period in 2025. This growth is widespread across our portfolio of products and includes contributions from all our franchises.
During the three months ended September 30, 2026, product revenue increased 27.9% in Europe and 6.3% in North America, and decreased 3.2% in Asia Pacific and the rest of the world. During the nine months ended September 30, 2026, product revenue increased 19.6% in Asia Pacific and the rest of the world, 13.5% in Europe and 9.5% in North America.
Product revenues were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Amounts in thousands)
Filtration products	$95,571	$107,535	$287,066	$294,278
Chromatography products	53,562	34,558	146,579	113,595
Process analytics products	27,758	23,189	77,135	58,369
Proteins products	32,108	22,317	96,286	72,084
Other	271	1,167	500	1,906
Total product revenue	$209,270	$188,766	$607,566	$540,232
Royalty and other revenues
Royalty and other revenues in the three and nine months ended September 30, 2026, and 2025 relate to royalties received from a third-party systems manufacturer associated with our OPUS® chromatography columns. Royalty revenues are variable and are dependent on sales generated by our partners.

Costs and operating expenses
Total costs and operating expenses for the three and nine months ended September 30, 2026, and 2025 were comprised of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Amounts in thousands)
Costs of goods sold	$98,328	$88,290	$10,038	11.4%	$278,390	$255,462	$22,928	9.0%
Research and development	14,435	14,175	260	1.8%	43,310	40,259	3,051	7.6%
Selling, general and administrative	83,592	73,663	9,929	13.5%	236,746	215,275	21,471	10.0%
Restructuring activities and other charges	1,966	—	1,966	100.0%	6,180	4,135	2,045	49.5%
Intangible asset impairment charges	41,242	—	41,242	100.0%	41,242	—	41,242	100.0%
Change in fair value of contingent consideration	(703)	(4,148)	3,445	(83.1)%	1,459	(12,087)	13,546	(112.1)%
Total costs and operating expenses	$238,860	$171,980	$66,880	38.9%	$607,327	$503,044	$104,283	20.7%
Cost of goods sold
During the three and nine months ended September 30, 2026, cost of goods sold increased by $10.0 million, or 11.4%, and $22.9 million, or 9.0%, respectively, compared to the same period in 2025. Gross margin decreased to 53.0% for the three months ended September 30, 2026, compared to 53.2% for the same period in 2025. Gross margin increased to 54.2% for the nine months ended September 30, 2026, compared to 52.7% for the same period in 2025. The increase in cost of goods sold is primarily driven by higher product sales compared to the same periods in 2025, partially offset by improved leverage on indirect labor and overhead. The decrease in gross margin during the three months ended September 30, 2026, is primarily driven by unfavorable product mix, partially offset by improved leverage on indirect labor and overhead. The increase in gross margin during the nine months ended September 30, 2026, is driven by favorable product mix and improved leverage on indirect labor and overhead.
Research and development expenses
Research and development (“R&D”) expenses are related to the development of products supporting bioprocessing operations. The expenses include personnel compensation, supplies and other research expenses. Due to the fact that these various programs share personnel and fixed costs, we have not provided historical costs incurred by project.
R&D expenses increased by $0.3 million, or 1.8%, and $3.1 million, or 7.6%, respectively, during the three and nine months ended September 30, 2026, as compared to the same periods in 2025. The primary driver of the increase in R&D costs during the three and nine months ended September 30, 2026, is incremental R&D personnel expenses from the 908 Devices PAT Portfolio acquisition.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses include the costs associated with selling our commercial products and costs required to support our marketing efforts. It also includes legal, accounting, patent, shareholder services, amortization of intangible assets and other administrative functions.
SG&A costs increased by $9.9 million, or 13.5%, and $21.5 million, or 10.0%, respectively, during the three and nine months ended September 30, 2026, as compared to the same periods in 2025. The primary drivers of the increase in SG&A costs is investment in personnel costs to support growth, driven by corporate reorganization efforts, and increased professional services fees, driven by recent acquisition activities.
Restructuring activities and other charges
Restructuring activities and other charges increased by $2.0 million, or 100%, and $2.0 million, or 49.5%, respectively, during the three and nine months ended September 30, 2026, as compared to the same periods in 2025.
During the first quarter of 2026, we initiated a series of restructuring activities to simplify the global manufacturing footprint of the organization and align our workforce to support long-term company growth. These activities will include a series of site optimization phases with the purpose of improving operating efficiency and are expected to be completed by the end of 2027.

Prior period costs consist of restructuring activities we started in 2023 to simplify and streamline our organization and strengthen the overall effectiveness of operations. The activities continued into 2024 and 2025 and included consolidating a portion of the manufacturing operations between certain U.S. locations, writing-off abandoned equipment with the rationalization of excess production line capacity and discontinuing the sale of certain product SKUs. We do not expect further costs related to these actions.
Intangible asset impairment charges
Intangible asset impairment charges increased by $41.2 million, or 100%, during the three and nine months ended September 30, 2026, as compared to the same periods in 2025.
During the three months ended September 30, 2026, we identified an impairment indicator related to certain definite-lived intangible assets, specific to an intellectual property license agreement, and performed an impairment analysis. Following this analysis, these definite-lived intangible assets were determined to be a separate asset group. As a result, we determined the developed-technology intangible assets related to the intellectual property license agreement were impaired and recorded a $41.2 million impairment charge, included within intangible asset impairment charges on the condensed consolidated statements of comprehensive income or loss.
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
Other income (expense), net
The table below provides detail regarding our other income (expense), net:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Amounts in thousands)
Investment income	$7,000	$6,921	$79	1.1%	$19,773	$20,820	$(1,047)	(5.0)%
Interest expense	(5,712)	(5,414)	(298)	5.5%	(16,953)	(16,018)	(935)	5.8%
Amortization of debt issuance costs	(422)	(416)	(6)	1.4%	(1,262)	(1,243)	(19)	1.5%
Loss on sale of business	(34)	—	(34)	100.0%	(13,694)	—	(13,694)	100.0%
Other income (expense), net	1,906	(804)	2,710	(337.1)%	883	2,412	(1,529)	(63.4)%
Other income (expense), net	$2,738	$287	$2,451	854.0%	$(11,253)	$5,971	$(17,224)	(288.5)%
Investment income
Investment income includes income earned on cash, cash equivalents and marketable securities. Our investment income increased by $0.1 million and decreased by $1.0 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025 due to changes in interest rates. We expect investment income to vary based on changes in the amount of funds invested and fluctuation of interest rates.
Interest expense
Interest expense increased by $0.3 million and $0.9 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. Interest expense includes contractual coupon interest on the 2023 Notes, as defined below, and the associated accretion of the discount. The discount is being accreted into interest expense using the effective interest method over the term of the 2023 Notes. See Note 8, “Convertible Senior Notes” to our condensed consolidated financial statements included in this report for more information.
Amortization of debt issuance costs
Transaction costs related to the issuance of the 2023 Notes, as defined below, are amortized and recorded within amortization of debt issuance costs on the condensed consolidated statements of comprehensive income or loss.
Loss on sale of business
On March 30, 2026, we completed the sale of Polymem S.A.S. (“Polymem”) for total consideration of $3.6 million, net of cash divested. We recognized a net loss on the sale of business of $13.7 million during the nine months ended September 30, 2026.

Other income (expense), net
Other income (expense), net increased by $2.7 million and decreased by $1.5 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. Other income (expense), net primarily includes the changes in foreign currency transaction gains and losses, revaluation impact of intercompany loans with subsidiaries and unrealized and realized impacts of foreign exchange forward contracts.
Income tax provision
Income tax provision for the three and nine months ended September 30, 2026, and 2025 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(Amounts in thousands)
Income tax provision	$11,624	$2,201	$9,423	428.1%	$14,208	$7,663	$6,545	85.4%
Effective tax rate	(43.4)%	12.9%			(130.6)%	17.7%
For the three and nine months ended September 30, 2026, we recorded an income tax provision of $11.6 million and $14.2 million, respectively. The effective tax rate was (43.4)% and (130.6)% for the three and nine months ended September 30, 2026, respectively, and is based upon the estimated income for the year ending December 31, 2026, and the composition of income in different jurisdictions.
The difference in effective tax rates between the periods was primarily due to the Polymem divestiture and intangible asset impairment charges. Our effective tax rate for the three months ended September 30, 2026, was lower than the U.S. statutory rate of 21% primarily due to additional discrete expense related to the Polymem divestiture and intangible asset impairment charges. Our effective tax rate for the nine months ended September 30, 2026, was lower than the U.S. statutory rate of 21% primarily due to the Polymem divestiture and intangible asset impairment charges.
Liquidity and Capital Resources
We have financed our operations primarily through revenues derived from product sales and the issuance of notes and public offerings. Our revenue for the foreseeable future will primarily be limited to our bioprocessing product revenue. The following table shows sources of liquidity for the periods presented:

	September 30, 2026	December 31, 2025
	(Amounts in thousands)
Cash and cash equivalents	$726,960	$566,021
Marketable securities	136,019	201,607
Total liquidity	$862,979	$767,628
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
The conditional conversion features of the 2023 Notes were not triggered during the calendar quarter ended September 30, 2026, therefore, the 2023 Notes are not convertible during the calendar quarter ended December 31, 2026, pursuant to the applicable last reported sales price conditions, as stated in the indenture governing the 2023 Notes.

Cash Flows

	Nine Months Ended September 30,		Increase (Decrease)
	2026	2025	$ Change
	(Amounts in thousands)
Cash provided by (used in)
Operating activities	$104,160	$91,713	$12,447
Investing activities	57,912	(89,730)	147,642
Financing activities	2,860	(15,400)	18,260
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,943)	4,809	(6,752)
Net increase (decrease) in cash, cash equivalents and restricted cash	$162,989	$(8,608)	$171,597
Operating activities
For the nine months ended September 30, 2026, our operating activities provided cash of $104.2 million reflecting net loss of $25.1 million and non-cash charges totaling $164.2 million primarily related to depreciation and intangible amortization, intangible asset impairment charges, loss on sale of Polymem, stock-based compensation, operating lease right of use asset amortization and amortization of debt discount and issuance costs, partially offset by changes in deferred income taxes, net and other non-cash items.
The non-cash charges were partially offset by unfavorable changes in working capital of $35.0 million. This is primarily driven by increases in inventories of $16.1 million, increases in prepaid expenses and other current assets of $3.7 million, decreases in operating lease liabilities of $18.8 million, primarily due to normal course rent payments and net decreases in accounts payable and accrued liabilities of $3.0 million due to timing of payments to vendors and compensation. These are partially offset by decreases in accounts receivable of $3.4 million due to timing of sales and receipts from customers. The remaining cash provided by operating activities resulted from net favorable changes in various other working capital accounts.
For the nine months ended September 30, 2025, our operating activities provided cash of $91.7 million reflecting net income of $35.6 million and non-cash charges totaling $82.6 million primarily related to depreciation and intangible amortization, stock-based compensation, operating lease right of use asset amortization and amortization of debt discount and issuance costs, partially offset by net unrealized foreign exchange gains, changes in the fair value of contingent consideration and deferred income taxes, net. The non-cash charges were partially offset by unfavorable changes in working capital of $26.5 million. This is primarily driven by decreases in operating lease liabilities of $12.1 million, primarily due to normal course rent payments, increases in accounts receivable of $7.3 million due to timing of sales and receipts from customers, increases in prepaid expenses and other current assets of $5.5 million, and increases in inventories of $5.3 million. These are partially offset by net increases in accounts payable and accrued liabilities of $4.5 million due to timing of payments to vendors. The remaining cash provided by operating activities resulted from net unfavorable changes in various other working capital accounts.
Investing activities
Our investing activities provided cash of $57.9 million during the nine months ended September 30, 2026, which was primarily driven by increased maturities and sales of marketable securities of $271.1 million, compared to purchases of marketable securities of $200.5 million and proceeds received, net of cash divested from our sale of Polymem of $3.6 million. These are partially offset by capital expenditures of $16.3 million, inclusive of $1.3 million of capitalized costs related to our internal-use software.
Our investing activities consumed $89.7 million of cash during the nine months ended September 30, 2025, which was primarily driven by the acquisition of the 908 Devices PAT Portfolio, net of cash acquired, of $70.0 million. Capital expenditures during the nine months ended September 30, 2025, consumed $17.4 million, including $2.1 million of capitalized costs related to our internal-use software.
Financing activities
Our financing activities provided cash of $2.9 million for the nine months ended September 30, 2026, which was primarily driven by proceeds received from exercise of stock options of $15.9 million, partially offset by cash disbursed related to the tax withholding obligation on vesting of restricted stock units of $7.8 million and cash payments for a portion of the contingent earnout obligation related to the acquisition of Tantti of $5.2 million.
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
Future capital requirements
Our future capital requirements will depend on many factors, including the following:
•the expansion of our bioprocessing business;
•the ability to sustain sales and profits of our bioprocessing products and successfully integrate them into our business;
•our ability to acquire additional bioprocessing products;
•the scope of and progress made in our R&D activities;
•the scope of investment in our intellectual property portfolio;
•contingent consideration earnout payments resulting from our acquisitions;
•conversion or refinancing efforts related to the 2023 Notes or other forms of indebtedness;
•the extent of any share repurchase activity;
•the success of any proposed financing efforts;
•general economic and capital markets;
•the impact of inflation on our operations, including our expenditures on raw materials and freight charges;
•fluctuations in foreign currency exchange rates; and
•costs associated with our ability to comply with, emerging environmental, social and governance standards.
On October 29, 2026, we entered into privately negotiated exchange and subscription agreements with certain holders of our outstanding 1.00% Convertible Senior Notes due 2028 and certain new investors. Pursuant to the agreements, we expect to issue $1.0 billion aggregate principal amount of 0.25% Convertible Senior Notes due 2031 (the “New Notes”). Approximately $541.4 million principal amount of the New Notes will be issued in exchange for approximately $456.8 million principal amount of 2028 Notes (the “Exchange Transactions”) and approximately $458.6 million principal amount of the New Notes will be issued for cash (the “Subscription Transactions”, and together with the Exchange Transactions, the “Transactions”). In connection with the issuance of the New Notes, we intend to use approximately $120.0 million of the net proceeds from the Subscription Transactions to repurchase shares of its common stock from certain purchasers of the New Notes. The transactions are expected to close in November 2026, subject to customary closing conditions.
On October 6, 2026, we completed the acquisition of BioLife pursuant to the Merger Agreement entered into on July 21, 2026, for approximately $1.9 billion, comprised of approximately 7.2 million shares in our common stock and approximately $564 million in cash. We funded the cash portion of the consideration with cash and cash equivalents on hand.
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
Effect of exchange rate changes on cash, cash equivalents and restricted cash
The effect of exchange rate changes on cash during the three and nine months ended September 30, 2026, is a result of using multiple currencies across the group, with the Euro and Swedish Krona being significant currencies for the group outside of the US Dollar.
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
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, expectations and beliefs for the Company’s acquisitions and divestitures, product development and sales, restructuring activities and the expected results thereof, product candidate research, development and regulatory approval, SG&A expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources, and our financing plans, constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. The Company undertakes no obligation to publicly update or revise the statements in light of future developments. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with the following: the success of current and future collaborative or supply relationships; our ability to successfully grow our bioprocessing business, including as a result of acquisitions, commercialization or partnership opportunities, and our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all U.S. Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights for our products; the risk of litigation regarding our patent and other intellectual property rights; the risk of litigation with collaborative partners; our manufacturing capabilities and our dependence on third-party manufacturers and value-added resellers; our ability to hire and retain skilled personnel; the market acceptance of our products, reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition; our ability to integrate acquired businesses successfully into our business and achieve the expected benefits of the acquisitions, including the anticipated synergies and other benefits of the BioLife transaction; our ability to complete pending acquisitions; our ability to compete with larger, better financed life sciences companies; our history of losses and expectation of incurring losses; our ability to generate future revenues; our ability to successfully integrate acquired businesses; our ability to raise additional capital to fund potential acquisitions; our plans to mitigate our material weaknesses in our internal controls over financial reporting; our volatile stock price; and the effects of our anti-takeover provisions. Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the SEC including under the sections entitled “Risk Factors” in our Form 10-K and in Part II, Item 1A of this Quarterly Report on Form 10-Q. We assume no obligation to update any forward-looking information contained in this Form 10-Q, except as required by law.
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
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation as of September 30, 2026, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective because of the previously reported material weaknesses in our internal control over financial reporting, which are described in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission on February 26, 2026 (“Form 10-K”). Notwithstanding the material weaknesses, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in the Form 10-K, the Company identified the following material weaknesses in internal control over financial reporting:
•Management did not maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not maintain logical access controls and program change management controls to ensure that access to programs and data are appropriately restricted and program and data changes are identified, tested, authorized and implemented appropriately. As a result, automated and business process controls that rely on information from the systems were also deemed ineffective because they could have been adversely affected.
•Irrespective of the effects of the IT general controls deficiencies, management did not perform certain business process-level controls related to inventory valuation and the financial statement close process either in a timely manner or with an appropriate precision threshold.
As of September 30, 2026, the Company has not remediated these material weaknesses. In connection with the remediation plan previously disclosed in the Form 10-K, the Company performed remediation activities during the nine months ended September 30, 2026, as detailed below.
Remediation Plans
IT General Controls - During the nine months ended September 30, 2026, our remediation activities included the following with respect to IT general controls:
•Continued execution of controls that we worked to improve during fiscal year 2025 that did not have a sufficient period of time to demonstrate operating effectiveness as of December 31, 2025;
•Engaging third-party experts to assist in certain aspects of the remediation plan;
•Redesigning certain existing controls with additional attributes to mitigate the presumed IT risk relevant to the control;
•Evaluating, enhancing, and adding personnel in the IT organization with a focus on the requisite experience in the areas of internal control compliance; and
•Assessing and identifying areas within logical access where supplemental tools can be implemented to enhance role security and logical access controls compliance.
Business process-level controls related to inventory valuation and the financial statement close process - During the nine months ended September 30, 2026, our remediation activities included the following with respect to certain business process-level controls related to inventory valuation and the financial statement close process:
•Continued execution of controls that we worked to improve during fiscal year 2025 that did not have a sufficient period of time to demonstrate operating effectiveness as of December 31, 2025;
•Redesigning and executing enhanced controls related to inventory valuation;
•Engaging third-party experts to assist in certain aspects of the remediation plan;
•Initiating the implementation of software tools in fiscal year 2026 to support control monitoring activities and the retention of control documentation; and
•Provided ongoing training related to internal control over financial reporting for control owners.
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
Changes in Internal Control
Except for the material weaknesses described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
The matters discussed in this Quarterly Report on Form 10-Q include forward-looking statements that involve risks or uncertainties. These statements are neither promises nor guarantees, but are based on various assumptions by management regarding future circumstances, over many of which Repligen has little or no control. A number of important risks and uncertainties, including those identified under the caption “Risk Factors” in Part I, Item 1A of our Form 10-K for the period ended December 31, 2025, and in subsequent filings, could cause our actual results to differ materially from those in the forward-looking statements. The information presented below supplements the risks and uncertainties identified under the caption “Risk Factors” in Part I, Item 1A of our Form 10-K for the period ended December 31, 2025.
We may be unable to successfully and efficiently integrate BioLife’s business into the Repligen enterprise, which could adversely affect our business, financial condition and results of operations.
Our ability to realize the anticipated benefits of the acquisition of BioLife depends on the successful and efficient integration of BioLife’s business into our existing business. The integration process may require significant management attention and resources and could result in unforeseen difficulties, delays or costs. We may also be unable to retain key employees or realize the anticipated cost savings or synergies from the acquisition. Such integration efforts, whether successful or not, could divert BioLife and Repligen management’s attention from ongoing business operations and other opportunities and could give rise to adverse reactions or changes to business or employee relationships. If we are unable to successfully integrate BioLife’s operations and realize the anticipated benefits of the acquisition, our business, financial condition and results of operations could be materially adversely affected.
Our assumptions around the size and trajectory of the cell therapy market and BioLife’s market position may prove to be incorrect, which, along with other risks and uncertainties related to the BioLife transaction, could materially and adversely affect our business and financial results.
Other risks and uncertainties related to the BioLife transaction that could materially and adversely affect our business and financial results include the risk that the parties have overestimated the size or trajectory of the cell therapy market and BioLife’s market position, as well as the possibility that the anticipated financial impact and revenue growth of the transaction will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where we and BioLife do business; the outcome of any legal proceedings that may be instituted against us or BioLife in connection with the transaction or otherwise; and the potential for increased regulatory scrutiny and the impact on the clinical pipeline, global approvals and expanded indications.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a)None.
(b)None.
(c)Rule 10b5-1 Trading Plans
None of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the three months ended September 30, 2026.

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
______________________________________
‡Portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any omitted exhibits and schedules to the SEC upon its request; provided, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any exhibits or schedules so furnished.
+Filed herewith.
*Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPLIGEN CORPORATION

Date: October 30, 2026	By:	/S/ OLIVIER LOEILLOT
Olivier Loeillot Chief Executive Officer (Principal executive officer) Repligen Corporation

Date: October 30, 2026	By:	/S/ JASON K. GARLAND
Jason K. Garland Chief Financial Officer (Principal financial officer) Repligen Corporation

Date: October 30, 2026	By:	/S/ VIOLETTA HUGHES
Violetta Hughes Chief Accounting Officer (Principal accounting officer) Repligen Corporation